Form 10-Q
period 1996-06-30
ROMAC INTERNATIONAL INC
filed 1996-08-14
CIK 930420

==============================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                        ____________________________________

                                      FORM 10-Q
    (Mark One)
       /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1996

                                          OR

        / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to
                            ______________________________

                            Commission file number 0-26058

                                ROMAC INTERNATIONAL, INC.
                (Exact name of registrant as specified in its charter)

                     			FLORIDA                      		59-3264661
          (State or other jurisdiction                (I.R.S. Employer
           of incorporation or organization)           Identification No.)

           120 West Hyde Park Place
           Suite 200
	          Tampa, Florida                                     33606
      (Address of principal executive offices)              (zip-code)

      Registrant's telephone number, including area code:  (813) 258-8855
                          ______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to
such filing requirements for the past 90 days.    YES      X     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996.

                   11,713,550 shares of $.01 par value Common Stock
==============================================================================

                     PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT

                              ROMAC INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                      June 30,  December 31,
                                                        1996       1995
                                                       ------      ------
                                                     (unaudited)

                        Assets:
Current Assets:
Cash and cash equivalents                           	$43,095,240   	$619,766
Short-term investments                                  	97,250   	7,903,559
Trade receivables, net of allowance for doubtful
  accounts of $525,423 and $623,150, respectively    	12,961,802  	7,353,790
Notes receivable from franchisees, current              	232,060    	136,464
Receivables from related parties, current	               214,772	    186,219
Deferred tax asset                                      	308,374    	308,374
Prepaid expenses and other current assets              1,056,900     321,276
                                                      ----------  ----------
                   Total current assets              	57,966,398  16,829,448

Note receivable from franchisees, less current portion   	81,325     	20,000
Receivables from related parties, less current portion  	560,151    	486,513
Deferred tax asset                                      	118,505    	118,505
Furniture and equipment, net                          	3,011,638  	2,405,284
Other assets, net                                    	11,870,884  	1,091,944
                                                     ----------- -----------
                   Total assets                     	$73,608,901	$20,951,694
			                                                  =========== ===========
          Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities         	$583,867   	$673,332
Accrued payroll costs                                 	2,689,998  	1,457,901
Current portion of notes payable and capital
  lease obligations	                                     217,521    	208,072
Current portion of payables to related parties          	669,807     	23,000
Income taxes payable                                  	1,343,032    	572,546
                                                       ---------   ---------
                   Total current liabilities          	5,504,225  	2,934,851
Notes payable and capital lease obligations,
  less current portion                                  	357,777    	494,485
Payables to related parties, less current portion   	       -          5,993
Other long-term liabilities, less current portion       	627,091    	592,105
                                                       ---------   ---------
                   Total liabilities                  	6,489,093  	4,027,434

Commitment and contingencies	                  	            -           -

Shareholders' Equity:
Preferred stock, par value $.01; 15,000,000 shares
  authorized, none issued and outstanding	                  -           -
Common stock, par value $.01; 15,000,000 shares authorized,
     12,051,924  and 9,966,208 issued, respectively     	120,519     	99,662
Additional paid-in-capital                           	61,030,137 	13,172,415
Stock subscriptions receivable	                          (13,589)   	(17,589)
Retained earnings                                     	6,907,709  	4,594,740
Less reacquired stock at cost; 338,374 shares,
  respectively	                                         (924,968)  	(924,968)
                                                      ----------  ----------
                   Total shareholders' equity        	67,119,808 	16,924,260
                                                     ----------- -----------
   Total liabilities and shareholders' equity        $73,608,901 $20,951,694
                                                     =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                         1
==============================================================================

                             ROMAC INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                          	     Three Months Ended      Six Months Ended
                                	June 30, 	June 30     	June 30, 	June 30,
                                  	1996     	1995        	1996     	1995
                                  ------    ------       ------    ------
                             	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net service revenues         	$21,465,489	$10,051,649	$38,354,762	$19,613,996
Direct costs of service        12,028,765  	5,333,689 	21,747,558 	10,692,758
					                         ----------- ----------- ----------- -----------
Gross profit                   	9,436,724  	4,717,960 	16,607,204  	8,921,238

Selling, general and
  administrative expenses      	7,082,346  	3,750,894 	12,454,721  	7,113,354
Depreciation and amortization     538,460	    128,667    	775,224	    218,098
Other (income) expense          	(315,366)    	37,101   	(462,805)  	(423,503)
					                           ----------  ---------  -----------  ----------
Income before income taxes     	2,131,284    	801,298  	3,840,064	  2,013,289

Provision for income taxes       	843,583    	320,520  	1,527,095    	805,316
					                          ----------    --------  ----------  ----------
Net income                    	$1,287,701   	$480,778 	$2,312,969 	$1,207,973
					                          ==========    ========  ==========  ==========

Net income per share - Primary     	$0.12      	$0.06      	$0.21      	$0.16
					                               =====       =====       =====       =====

Weighted average shares
  outstanding - Primary       	11,181,567  	7,537,160 	10,759,888  	7,649,900
					                          ==========   =========  ==========   =========

Net income per share
  - Fully Diluted	                  $0.11      	$0.06      	$0.21      	$0.16
			                                 =====       =====       =====       =====

Weighted average shares
  outstanding - Fully Diluted 	11,306,520  	7,537,160 	10,822,364  	7,649,900
				                           ==========   =========  ==========   =========



The accompanying notes are an integral part of these consolidated financial statements.

                                         2
==============================================================================

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                (UNAUDITED)

Common Stock:
Balance at December 31, 1995                        $99,662
Exercise of stock options                               737
Issuance of common stock                             20,120
                                                   --------
  Balance at June 30, 1996                         $120,519
                                                   ========
Additional Paid-in Capital:
Balance at December 31, 1995                    $13,172,415
Exercise of stock options                           202,588
Issuance of common stock                         47,490,320
Tax benefit related to employee stock options       164,814
                                                -----------
  Balance at June 30, 1996                      $61,030,137
                                                ===========
Stock repurchase obligations:
Balance at December 31, 1995                        $  -
                                                    -------
  Balance at June 30, 1996                          $  -
                                                    =======
Stock subscriptions receivable:
Balance at December 31, 1995                       $(17,589)
Payments on stock subscriptions receivable            4,000
                                                   --------
  Balance at June 30, 1996                         $(13,589)
                                                   ========
Retained Earnings:
Balance at December 31, 1995                     $4,594,740
Net income                                        2,312,969
                                                 ----------
  Balance at June 30, 1996                       $6,907,709
                                                 ==========
Reacquired stock:
Balance at December 31, 1995                      $(924,968)
                                                  ---------
  Balance at June 30, 1996                        $(924,968)
                                                  =========


The accompanying notes are an integral part of these consolidated financial statements.

                                         3
=============================================================================

                              ROMAC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

	                                                       Six Months Ended
                                                     	June 30,   	June 30,
                                                       	1996       	1995
                                                       ------      ------
                                                    	(unaudited) 	(unaudited)

Cash flows from operating activities:
     Net income                                      	$2,312,969 	$1,207,973
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                 	775,224    	218,098
          Provision for losses on accounts and
            notes receivable                            	(97,727)   	160,868
     (Increase) decrease in operating assets:
          Trade receivables, net	                     (5,510,285)	(2,319,638)
          Notes receivable from franchisees, current    	(95,596)	   (88,686)
          Prepaid expenses and other current assets    	(735,624)   	440,496
          Notes receivable from franchisees,
            less current portion                        	(61,325)    	40,321
          Other assets, net	                            (109,109)  	(366,503)
     Increase (decrease) in operating liabilities:
          Accounts payable and other accrued liabilities	(89,465)	  (128,878)
          Accrued payroll costs                       	1,232,097    	(34,714)
          Income taxes payable                          	935,302    	695,085
          Other long-term liabilities                    	34,986    	(49,311)
                                                      -----------   ---------
					          Cash (used in) provided by
                 operating activities                	(1,408,555)  	(224,889)

Cash flows from investing activities:
     Capital expenditures                              	(892,263)  	(501,583)
     Acquisitions                                   	(11,159,146)	      -
     Proceeds from the sale of short-term investments 	7,806,309    	146,496
                                                      -----------   ---------
               Cash (used in) provided by
                 investing activities                	(4,245,100)  	(355,087)

Cash flows from financing activities:
     Payments on notes receivable from
       stock subscriptions                                	4,000     	18,593
     Payments on notes payable                         	(127,259)   	(68,066)
     Payments on payable to related parties	              (5,993)   	(47,264)
     Issuance of payables to related parties            	646,807        -
     Payments on receivables from related parties        103,211    	 20,286
     Issuance of receivables from related parties	      (205,402)   	(38,951)
     Net proceeds from secondary offering            	47,510,440	       -
     Proceeds from exercise of stock options            	203,325        -
					                                                 ----------    ---------
               Cash provided by (used in)
                 financing activities                	48,129,129   	(115,402)
					                                                 ----------    ---------

Increase (Decrease) in cash and cash equivalents     	42,475,474   	(695,378)
Cash and cash equivalents at beginning of period        	619,766	    705,144
                                                     -----------     -------
Cash and cash equivalents at end of period          	$43,095,240     	$9,766
					                                                ===========     =======
Supplemental Cash Flows Information
Cash paid during the period for:
     Interest                                           	$46,367     $30,003
     Income Taxes                                      	$550,000	   $108,449


The accompanying notes are an integral part of these consolidated financial statements.

                                         4
==============================================================================

                            ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

Note A --- Summary of Significant Accounting Policies

  Principles of Consolidation. The Consolidated Financial Statements include the accounts of Romac International, Inc. (the "Company") and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Interim Financial Information. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

 	Revenue Recognition.     Net service revenues consist of sales from
Company-owned and licensed offices, and royalties received from franchised operations, less credits and discounts. The Company recognizes revenue for Professional Temporary and Contract Services based on hours worked by assigned personnel on a weekly basis. Search revenues are recognized in contingency search engagements upon the successful completion of the assignment. In a retained search engagement the initial retainer is recognized upon execution of the agreement, with the balance recognized on completion of the search. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period, typically 90 days. Franchise fees are determined based upon a contractual percentage of the revenue billed by franchisees. Costs relating to the support of franchised operations are included in the Company's selling, general and administrative expenses. The Company includes revenues and related direct costs of licensed offices in its net service revenues and direct costs of services, respectively. Commissions paid to licensees is based upon a percentage of the gross profit generated, and is included in the company's direct cost of services.

  Cash and Cash Equivalents. The Company classifies all highly-liquid investments with a maturity of three months or less as cash equivalents.

  Income Taxes. The Company accounts for income taxes under the principles of FAS 109 Accounting for Income Taxes. FAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities.

                                         5
==============================================================================

Note B --- Acquisitions

  On June 18, 1996, the Company completed the acquisition of the fixed assets and intangible assets of Bayshare, Inc. ("Bayshare"), the former Romac franchise for the San Francisco area. The purchase price was approximately $5.0 million and is subject to adjustment upon attainment of certain operating results.

  The following unaudited, pro forma, selected income statement data has been prepared to reflect the effect on the Company as if the acquisitions (which were accounted for under the purchase method) of Venture Networks Corporation, Inc. (January 1, 1996), PCS Group, Inc. (February 5, 1996), Strategic Outsourcing, Inc. (March 1, 1996), and Bayshare (June 1, 1996) had occurred as of January 1, 1995.

                                                      Six Months Ended
                                                          June 30,
                                                       1996        1995
                                                       ----        ----
                                                    (unaudited) (unaudited)

Pro forma net service revenues                     $43,975,062   $28,120,151
Pro forma gross profit                              19,272,060    13,252,676
Pro forma income before income taxes                 4,514,141     2,733,610
Pro forma net income                                $2,708,485    $1,640,166
                                                    ==========    ==========
Pro forma net income per share - primary                 $0.25         $0.21
                                                         =====         =====
Pro forma weighted average shares
  outstanding - primary                             10,759,888     7,649,900
                                                    ==========     =========
Pro forma net income per share - fully diluted           $0.25         $0.21
                                                         =====         =====
Pro forma weighted average shares
  outstanding - fully diluted                       10,822,364     7,649,900
                                                    ==========     =========

                                         6
==============================================================================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations for each of the Three and Six Months Ended June 30,
 1996 and 1995.


  Revenues.  Net service revenues increased 112.9% and 95.9% respectively, to
$21.5 million and $38.4 million for the three and six month periods ending
June 30, 1996 as compared to $10.1 million and $19.6 million for the same periods in 1995.  These increases were primarily as a result of a $7.4 million and $12.6 million increase in revenues from internal Company-owned operations and a $4.0 million and $5.6 million increase in revenues from acquired operations for the three and six month periods ending June 30, 1996.
 	Professional Temporary revenues increased 51.8% and 44.0% respectively,  to
$8.5 million and $15.7 million for the three and six month periods ending
June 30, 1996 as compared to $5.6 million and $10.9 million for the same periods in 1995. These increases were primarily a result of a $2.4 million and $3.9 million increase in revenues from internal Company-owned operations and an approximate $511,000 increase in revenues from acquired operations for the three and six month periods ending June 30, 1996.  The increases attributable to Company-owned operations resulted from an increase in the number of hours billed during the three and six month periods ended June 30,
1996 as compared to the same periods in 1995.  The average hourly bill rate for Company-owned operations remained relatively consistent for all periods involved.  Contract Services revenues increased 265.2% and 252.4%
respectively,  to $8.4 million and $14.8 million for the three and six month periods ending June 30, 1996 as compared to $2.3 million and $4.2 million for the same periods in 1995. These increases were primarily a result of a $3.7 million and $6.3 million increase in revenues from internal Company-owned operations and a $2.5 million and $3.8 increase in revenues from acquired operations for the three and six month periods ending June 30, 1996.  The increases attributable to Company-owned operations resulted from an increase in the number of hours billed during the three and six month periods ended
June 30, 1996 as compared to the same periods in 1995.  The average hourly bill rate for Company-owned operations remained relatively consistent for all periods involved.  Search revenues increased 114.3% and 75.6% respectively, to $4.5 million and $7.9 million for the three and six month periods ending
June 30, 1996 as compared to $2.1 million and $4.5 million for the same periods in 1995.  These increases were primarily a result of a $1.4 million and $2.4 million increase in revenues from internal Company-owned operations and a $1.1 million and $1.3 million increase in revenues from acquired operations for the three and six month periods ending June 30, 1996.  The increase attributable to Company-owned operations resulted primarily from an increase in the number of Search Division sales consultants, which increased the number of placements made by the Search Division during the three and six month periods ending June 30, 1996 as compared to the same periods in
1995.  The average fee for each placement made during the periods involved remained relatively constant.
  Franchise and licensee revenues, which are included in the aforementioned division revenues, were $1.0 million and $1.9 million for the three and six month periods ending June 30, 1996.  These amounts were consistant with the same periods in 1995.

  Gross Profit. Gross profit increased 100.0% and 86.5% respectively, to $9.4 million and $16.6 million for the three and six month periods ending June 30, 1996 as compared to $4.7 million and $8.9 million for the same periods in 1995. Gross profit as a percentage of net service revenues decreased to 43.7% and 43.2% respectively, for the three and six month periods ending June 30, 1996 as compared to 46.5% and 45.4% for the same periods in 1995. These decreases were primarily a result of the continuing change in the Company's business mix whereby revenues from the Contract Services Division, traditionally lower gross margins than Search and Professional Temporary division revenues, increase to 39.1% and 38.5% respectively, of the Company's total revenues for the three and six month periods ended June 30, 1996 as compared to 22.8% and 21.4% for the same periods in 1995.

                                         7
==============================================================================

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 86.8% and 76.1% respectively, to $7.1 million and $12.5 million for the three and six month periods ended June 30, 1996 as compared to $3.8 million and $7.1 million for the same periods in 1995. Selling, general and administrative expenses as a percentage of net service revenues decreased to 33.0% and 32.6% respectively, for the three and six month periods ended June 30, 1996 as compared to 37.6% and 36.2% for the same periods in 1995. This decrease in selling, general and administrative expense as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

  Depreciation and amortization expense. Depreciation and amortization expense increased 317.1% and 255.5% respectively, to approximately $538,000 and $775,000 for the three and six month periods ended June 30, 1996 as compared to approximately $129,000 and $218,000 for the same periods in 1995. Depreciation and amortization expense as a percentage of net service revenues increased to 2.5% and 2.0% respectively, for the three and six month periods ended June 30, 1996 as compared to 1.3% and 1.1% for the same periods in 1995. These increases were primarily a result of (i) the Company incurred two full calendar quarters of depreciation expense in 1996 for the approximately $1.2 million of computer and telephone equipment that was purchased in March of 1995; (ii) the Company incurring additional amortization expense for the three and six month periods ended June 30, 1996 related to goodwill recorded as a result of the Company's acquisitions during the first six months of 1996; and
(iii) a charge of approximately $200,000 during the three month period ended June 30, 1996 to writedown certain computer equipment to net realizable value.

  Other (income) expense. Other (income) expense increased to approximately $315,000 of income for the three month period ended June 30, 1996 from approximately $37,000 of expense for the same period in 1995. This increase was primarily due to an increase in the amount of termination fees received as a result of franchise terminations during the periods involved as the Company received franchise termination income of approximately $155,000 during the three month period ended June 30, 1996 as compared to $0 during the same period in 1995. In addition, during the three month period ended June 30, 1996, interest income increased by $169,000 over the same period in 1995 as the proceeds from the Company's secondary offering were invested beginning June 4, 1996. Other income remained relatively constant, approximately $462,000 as compared to $424,000, for the six month periods ended June 30, 1996 and 1995.

  Income Before Taxes. Income before taxes increased 162.2% and 90.0% respectively, to $2.1 million and $3.8 million for the three and six month periods ended June 30, 1996 as compared to approximately $801,000 and $2.0 million for the same periods in 1995. These increases were primarily a result of the above described factors.

  Income Taxes. The effective tax rate was constant at approximately 40.0% for all periods involved.

  Net Income. Net income increased to $1.3 million and $2.3 million for the three and six month periods ended June 30, 1996 as compared to approximately $481,000 and $1.2 million for the same periods in 1995. These increases were primarily a result of the above described factors.


 	Liquidity and Capital Resources

 	As of June 30, 1996 the Company's sources of liquidity included approximately $43.1 million in cash and cash equivalents, approximately $100,000 in short-term investments, and approximately $9.3 million in additional net working capital. In addition, as of June 30, 1996, $5.0 million was available for borrowing under the Company's line of credit.

                                         8
==============================================================================

 	During the first six months of 1996, cash flow used by operations was approximately $1.4 million, resulting primarily from a significant increase in accounts receivable, partially offset by increased earnings. The increase in accounts receivable reflects the increased volume of business during the first six months of 1996 from Company-owned locations and the initial funding of the accounts receivable base in start-up and acquired operations.

 	During the first six months of 1996, the Company used approximately $7.8 million in proceeds from the sale of its short-term investments plus an additional $3.4 million in proceeds from its secondary offering to fund asset acquisitions of approximately $11.2 million.

 	On June 4, 1996, the Company received $47.5 million of net proceeds from the sale of 2,012,000 shares of its common stock in connection with its secondary offering.

 	During March 1996, the Company entered into a new unsecured line of credit agreement with NationsBank, N.A. This agreement provides for up to $5.0 million of working capital to the Company for general corporate purposes.
This agreement matures on March 13, 1997 and bears interest at 150 basis points above the average rate at which deposits in U.S. dollars were offered in the London interbank market (LIBOR). The total amount that may be outstanding under this agreement is limited to specified percentages of accounts receivable. This agreement contains restrictive covenants, and requires the maintenance of certain financial ratios. Prior to entering into this new agreement, the Company terminated its existing line of credit arrangement.

	 The Company believes its cash balance, short-term investments and its available line of credit borrowings will be sufficient to meet its anticipated cash requirements for the remainder of 1996.

                                         9
===============================================================================

                      PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      		None

ITEM 2.	CHANGES IN SECURITIES
      		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
	      	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     		(a)	April 19, 1996 Annual Meeting of Stockholders of Romac
           International, Inc.

	     	(c)  	1) 	To approve the Romac International, Inc. Non-Employee
                 Director Stock Option Plan;  Votes Cast For 2,692,576;
                 Votes Cast Against 71,840;  Votes Abstained 1,125;  Votes
                 Delivered Not Voted 391,159;

		          	2) 	To amend the Romac International, Inc. Amended and Restated
                 Incentive Stock Option Plan to increase the number of shares available to 3,000,000 from 1,534,500;  Votes Cast For
                 2,636,576;  Votes Cast Against 126,340;  Votes Abstained
                 2,625;  Votes Delivered Not Voted 391,159;

ITEM 5.	OTHER INFORMATION
      		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
      		(a)  Exhibits
		           None

      		(b)  Reports:

   	   	Current Reports on Form 8-K and Form 8-K/A filed during the quarter
        ended June	30, 1996 were as  follows:

	      	i) 	Form 8-K/A dated February 16, 1996  (filed on April 30, 1996)
            regarding and including the audited financial statements of PCS
            Group, Inc.
		      ii)	Form 8-K/A dated March 4, 1996  (filed on May 9, 1996) regarding
            and	including the audited financial statements of Strategic
            Outsourcing, Inc.

                                         10
=============================================================================

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              ROMAC INTERNATIONAL, INC.
                                    (Registrant)

                               /s/ Peter Dominici
                           _______________________________________
		                         Peter Dominici, Chief Financial Officer
                         		Secretary and Treasurer

                         		Date:  August 13, 1996





                                         11
==============================================================================