Form 10-Q
period 1996-09-30
ROMAC INTERNATIONAL INC
filed 1996-11-14
CIK 930420

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

                  For the quarterly period ended September 30, 1996

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

           120 West Hyde Park Place
           Suite 150
	          Tampa, Florida                                     33606
      (Address of principal executive offices)              (zip-code)

      Registrant's telephone number, including area code:  (813) 251-1700
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996.

                   11,774,257 shares of $.01 par value Common Stock
==============================================================================

                     PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT

                              ROMAC INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                     September   December
                                                         30         31
                                                        1996       1995
                                                       ------     ------
                                                     (unaudited)

                        Assets:
Current Assets:
Cash and cash equivalents                           	$40,449,840   	$619,766
Short-term investments                                   849,657  	7,903,559
Trade receivables, net of allowance for doubtful
  accounts of $526,616 and $623,150, respectively    	16,099,180  	7,353,790
Notes receivable from franchisees, current              	264,717    	136,464
Receivables from related parties, current	                59,858     186,219
Deferred tax asset                                      	308,374    	308,374
Prepaid expenses and other current assets              1,302,200     321,276
                                                      ----------  ----------
                   Total current assets              	59,333,826  16,829,448

Note receivable from franchisees, less current portion   	81,325     	20,000
Receivables from related parties, less current portion  	863,209    	486,513
Deferred tax asset                                      	118,505    	118,505
Furniture and equipment, net                          	4,766,177  	2,405,284
Other assets, net                                    	11,846,514  	1,091,944
                                                     ----------- -----------
                   Total assets                     	$77,009,556 $20,951,694
			                                                  =========== ===========
          Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities        $1,378,379   	$673,332
Accrued payroll costs                                 	3,454,376  	1,457,901
Current portion of notes payable and capital
  lease obligations	                                     217,521    	208,072
Current portion of payables to related parties          	280,473     	23,000
Income taxes payable                                  	1,402,379    	572,546
                                                       ---------   ---------
                   Total current liabilities          	6,733,128  	2,934,851
Notes payable and capital lease obligations,
  less current portion                                  	304,140    	494,485
Payables to related parties, less current portion   	       -          5,993
Other long-term liabilities, less current portion       	654,782    	592,105
                                                       ---------   ---------
                   Total liabilities                  	7,692,050  	4,027,434

Commitment and contingencies	                  	            -           -

Shareholders' Equity:
Preferred stock, par value $.01; 15,000,000 shares
  authorized, none issued and outstanding	                  -           -
Common stock, par value $.01; 15,000,000 shares authorized,
     12,112,631  and 9,966,208 issued, respectively     	121,126     	99,662
Additional paid-in-capital                           	61,422,143 	13,172,415
Stock subscriptions receivable	                          (13,589)   	(17,589)
Retained earnings                                     	8,712,794  	4,594,740
Less reacquired stock at cost; 338,374 shares,
  respectively	                                         (924,968)  	(924,968)
                                                      ----------  ----------
                   Total shareholders' equity        	69,317,506 	16,924,260
                                                     ----------- -----------
   Total liabilities and shareholders' equity        $77,009,556 $20,951,694
                                                     =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                         1
==============================================================================

                             ROMAC INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                          	      Three Months Ended      Nine Months Ended
                                September  September    September September
                                    30        30           30        30
                                  	1996     	1995        	1996     	1995
                                  ------    ------       ------    ------
                             	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net service revenues         	$26,432,923 $12,092,519 $64,787,685 $31,706,514
Direct costs of service        15,064,351  	6,767,011 	36,811,909 	17,459,768
					                         ----------- ----------- ----------- -----------
Gross profit                   11,368,572   5,325,508  27,975,776  14,246,746

Selling, general and
  administrative expenses      	8,574,409   4,012,094  21,029,130  11,125,567
Depreciation and amortization     450,601     160,607   1,225,825     378,705
Other (income) expense          	(665,794)    (25,908) (1,128,599)   (449,526)
					                           ----------  ---------  -----------  ----------
Income before income taxes     	3,009,356   1,178,715   6,849,420   3,192,000

Provision for income taxes      1,204,271     471,490   2,731,366   1,276,800
					                          ----------    --------  ----------  ----------
Net income                    	$1,805,085    $707,225  $4,118,054  $1,915,200
					                          ==========    ========  ==========  ==========

Net income per share - Primary     	$0.14      	$0.08      	$0.36      	$0.24
					                               =====       =====       =====       =====

Weighted average shares
  outstanding - Primary       	12,712,345  	8,491,836 	11,410,707  	7,930,544
					                          ==========   =========  ==========   =========

Net income per share
  - Fully Diluted	                  $0.14      	$0.08      	$0.36      	$0.24
			                                 =====       =====       =====       =====

Weighted average shares
  outstanding - Fully Diluted 	12,801,350  	8,491,836 	11,482,056  	7,930,544
				                           ==========   =========  ==========   =========



The accompanying notes are an integral part of these consolidated financial statements.

                                         2
==============================================================================

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (UNAUDITED)

Common Stock:
Balance at December 31, 1995                        $99,662
Exercise of stock options                             1,344
Issuance of common stock                             20,120
                                                   --------
  Balance at September 30, 1996                    $121,126
                                                   ========
Additional Paid-in Capital:
Balance at December 31, 1995                    $13,172,415
Exercise of stock options                           459,948
Issuance of common stock                         47,284,868
Tax benefit related to employee stock options       504,912
                                                -----------
  Balance at September 30, 1996                 $61,422,143
                                                ===========
Stock repurchase obligations:
Balance at December 31, 1995                        $  -
                                                    -------
  Balance at September 30, 1996                     $  -
                                                    =======
Stock subscriptions receivable:
Balance at December 31, 1995                       $(17,589)
Payments on stock subscriptions receivable            4,000
                                                   --------
  Balance at September 30, 1996                    $(13,589)
                                                   ========
Retained Earnings:
Balance at December 31, 1995                     $4,594,740
Net income                                        4,118,054
                                                 ----------
  Balance at September 30, 1996                  $8,712,794
                                                 ==========
Reacquired stock:
Balance at December 31, 1995                      $(924,968)
                                                  ---------
  Balance at September 30, 1996                   $(924,968)
                                                  =========


The accompanying notes are an integral part of these consolidated financial statements.

                                         3
=============================================================================

                              ROMAC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

	                                                      Nine Months Ended
                                                      September   September
                                                         30          30
                                                       	1996       	1995
                                                       ------      ------
                                                    	(unaudited) 	(unaudited)

Cash flows from operating activities:
     Net income                                      	$4,118,054 	$1,915,200
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                1,225,825     378,705
          Provision for losses on accounts and
            notes receivable                            	(96,533)    293,087
     (Increase) decrease in operating assets:
          Trade receivables, net	                     (8,648,856) (4,353,904)
          Notes receivable from franchisees, current    (128,253)    (42,601)
          Prepaid expenses and other current assets    	(980,924)    222,267
          Notes receivable from franchisees,
            less current portion                        	(61,325)    	41,629
          Other assets, net	                            (259,250)   (172,282)
     Increase (decrease) in operating liabilities:
          Accounts payable and other accrued liabilities	705,047    (582,613)
          Accrued payroll costs                       	1,996,475     352,764
          Income taxes payable                         1,334,746   1,083,041
          Other long-term liabilities                    	62,677    (877,414)
                                                      -----------   ---------
 				          Cash used in
                 operating activities                	  (732,317) (1,742,121)

Cash flows from investing activities:
     Capital expenditures                             (2,890,239)   (734,464)
     Acquisitions                                   	(11,191,800)	      -
     Proceeds from the sale of short-term investments 	7,053,902  (7,601,517)
                                                      -----------   ---------
               Cash used in
                 investing activities                	(7,028,137) (8,335,981)

Cash flows from financing activities:
     Payments on notes receivable from
       stock subscriptions                                	4,000     	18,593
     Payments on notes payable                         	(180,896)   (147,501)
     Payments on payable to related parties	              (5,993)   	(26,690
     Issuance of payables to related parties            	257,473        -
     Payments on receivables from related parties        268,699     167,071
     Issuance of receivables from related parties	      (519,034)   (397,997)
     Net proceeds from secondary offering            	47,304,988	 11,438,948
     Proceeds from exercise of stock options            	461,291        -
					                                                 ----------    ---------
               Cash provided by
                 financing activities                	47,590,528  11,052,424
					                                                 ----------    ---------

Increase (Decrease) in cash and cash equivalents     	39,830,074   	 974,322
Cash and cash equivalents at beginning of period        	619,766	    705,144
                                                     -----------     -------
Cash and cash equivalents at end of period          	$40,449,840  $1,679,466
					                                                ===========  ==========
Supplemental Cash Flows Information
Cash paid during the period for:
     Interest                                           	$69,450    $103,959
     Income Taxes                                     $1,400,000	   $134,873


The accompanying notes are an integral part of these consolidated financial statements.

                                         4
==============================================================================

                            ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)

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

                                                     Nine Months Ended
                                                       September 30,
                                                       1996        1995
                                                       ----        ----
                                                    (unaudited) (unaudited)

Pro forma net service revenues                     $70,407,985   $45,358,880
Pro forma gross profit                              30,640,632    21,343,792
Pro forma income before income taxes                 7,523,497     4,390,085
Pro forma net income                                $4,514,098    $2,634,051
                                                    ==========    ==========
Pro forma net income per share - primary                 $0.40         $0.33
                                                         =====         =====
Pro forma weighted average shares
  outstanding - primary                             11,410,707     7,930,544
                                                    ==========     =========
Pro forma net income per share - fully diluted           $0.39         $0.33
                                                         =====         =====
Pro forma weighted average shares
  outstanding - fully diluted                       11,482,026     7,930,544
                                                    ==========     =========

                                         6
==============================================================================

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 (the "Securities Act') and Section 21 E of the Securities Exchange Act of 1934
(the "Exchange Act"). Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

  Forward-Looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.


Results of Operations for each of the Three and Nine Months Ended September 30, 1996 and 1995.

  Revenues. Net service revenues increased 118.2% and 104.4% respectively, to $26.4 million and $64.8 million for the three and nine month periods ending September 30, 1996 as compared to $12.1 million and $31.7 million for the same periods in 1995. These increases were primarily as a result of a $8.0 million and $20.6 million increase in revenues from internal Company-owned operations and a $6.3 million and $12.1 million increase in revenues from acquired operations for the three and nine month periods ending September 30, 1996.
 	Professional Temporary revenues increased 67.8% and 51.5% respectively, to $9.9 million and $25.6 million for the three and nine month periods ending September 30, 1996 as compared to $5.9 million and $16.9 million for the same periods in 1995. These increases were primarily a result of a $2.3 million and $6.2 million increase in revenues from internal Company-owned operations and a $1.7 million and $2.3 million increase in revenues from acquired operations for the three and nine month periods ending September 30, 1996.
The increases attributable to Company-owned operations resulted from an increase in the number of hours billed during the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995.
The average hourly bill rate for Company-owned operations increased to approximately $18 per hour for the nine month period ended September 30, 1996 from approximately $17 per hour for the same period last year.
  Contract Services revenues increased 217.1% and 236.4% respectively, to $11.1 million and $25.9 million for the three and nine month periods ending
September 30, 1996 as compared to $3.5 million and $7.7 million for the same periods in 1995. These increases were primarily a result of a $4.6 million and $10.9 million increase in revenues from internal Company-owned operations and a $2.9 million and $6.7 million increase in revenues from acquired operations for the three and nine month periods ending September 30, 1996.
The increases attributable to Company-owned operations resulted from an increase in the number of hours billed during the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995. The average hourly bill rate for Company-owned operations increased to approximately $51 per hour for the nine month period ended September 30, 1996 from approximately $43 per hour for the same period last year.
  Search revenues increased 107.7% and 87.3% respectively, to $5.4 million and $13.3 million for the three and nine month periods ending September 30, 1996 as compared to $2.6 million and $7.1 million for the same periods in 1995.
These increases were primarily a result of a $1.1 million and $3.5 million increase in revenues from internal Company-owned operations and a $1.7 million and $3.1 million increase in revenues from acquired operations for the three and nine month periods ending September 30, 1996. The increase attributable to Company-owned operations resulted primarily from an increase in the number of Search Division sales consultants, which increased the number of placements made by the Search Division during the three and nine month periods ending September 30, 1996 as compared to the same periods in 1995. The average fee for each placement made during the periods involved remained relatively constant.
  Franchise and licensee revenues, which are included in the aforementioned division revenues, were approximately $600,000 and $2.5 million for the three and nine month periods ending September 30, 1996 as compared to $1.2 million and $3.1 million for the same periods in 1995.

  Gross Profit. Gross profit increased 115.1% and 97.2% respectively, to $11.4 million and $28.0 million for the three and nine month periods ending September 30, 1996 as compared to $5.3 million and $14.2 million for the same periods in 1995. Gross profit as a percentage of net service revenues decreased to 43.2% for the three and nine month periods ending September 30, 1996 as compared to 43.8% and 44.8% for the same periods in 1995. These decreases were primarily a result of the continuing change in the Company's business mix whereby revenues from the Contract Services Division, traditionally lower gross margins than Search and Professional Temporary division revenues, increased to 42.0% and 40.0% respectively, of the Company's total revenues for the three and nine month periods ended September 30, 1996 as compared to 28.9% and 24.3% for the same periods in 1995.

                                         7
==============================================================================

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 115.0% and 89.2% respectively, to $8.6 million and $21.0 million for the three and nine month periods ended September 30, 1996 as compared to $4.0 million and $11.1 million for the same periods in 1995. Selling, general and administrative expenses as a percentage of net service revenues decreased to 32.6% and 32.4% respectively, for the three and nine month periods ended September 30, 1996 as compared to 33.1% and 35.0% for the same periods in 1995. This decrease in selling, general and administrative expense as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

  Depreciation and amortization expense. Depreciation and amortization expense increased 180.1% and 216.6% respectively, to approximately $451,000 and $1.2 million for the three and nine month periods ended September 30, 1996 as compared to approximately $161,000 and $379,000 for the same periods in 1995. Depreciation and amortization expense as a percentage of net service revenues increased to 1.7% and 1.9% respectively, for the three and nine month periods ended September 30, 1996 as compared to 1.3% and 1.2% for the same periods in 1995. These increases were primarily a result of (i) the Company incurring three full calendar quarters of depreciation expense in 1996 for the approximately $1.2 million of computer and telephone equipment that was purchased in March of 1995; (ii) the Company incurring additional amortization expense for the three and nine month periods ended September 30, 1996 related to goodwill recorded as a result of the Company's acquisitions during the first nine months of 1996; and (iii) a charge of approximately $200,000 during the three month period ended June 30, 1996 to writedown certain computer equipment to net realizable value; and (iv) the Company incurring depreciation expense for the three and nine month periods ended September 30, 1996 related to approximately $2.9 million in capital expenditures made by the Company during the first nine months of 1996.

  Other (income) expense. Other (income) expense increased 2,461.5% and 144.4% respectively, to approximately $666,000 and $1.1 million of income for the three and nine month periods ended September 30, 1996 from approximately $26,000 and $450,000 of income for the same period in 1995. These increases were primarily due to (i) an increase in the amount of termination fees received as a result of franchise terminations during the periods involved as the Company received franchise termination income of approximately $106,000 and $368,000 during the three and nine month periods ended September 30, 1996 as compared to $0 and $435,000 for the same periods in 1995, and (ii) an increase in the amount of interest income earned by the Company to approximately $579,000 and $825,000 during the three and nine month periods ended September 30, 1996 as compared to approximately $66,000 and $123,000 for the same periods in 1995 as a result of the Company's investment of the proceeds from its May 1996 secondary offering.

Income Before Taxes. Income before taxes increased 150.0% and 112.5% respectively, to $3.0 million and $6.8 million for the three and nine month periods ended September 30, 1996 as compared to approximately $1.2 million and $3.2 million for the same periods in 1995. These increases were primarily a result of the above described factors.

  Income Taxes. The effective tax rate was constant at approximately 40.0% for all periods involved.

  Net Income. Net income increased 154.6% and 115.8% respectively, to $1.8 million and $4.1 million for the three and nine month periods ended September 30, 1996 as compared to approximately $707,000 and $1.9 million for the same periods in 1995. These increases were primarily a result of the above described factors.


 	Liquidity and Capital Resources

 	As of September 30, 1996 the Company's sources of liquidity included approximately $40.4 million in cash and cash equivalents, approximately $850,000 in short-term investments, and approximately $11.4 million in additional net working capital. In addition, as of September 30, 1996, $5.0 million was available for borrowing under the Company's line of credit.

                                         8
==============================================================================

 	During the first nine months of 1996, cash flow used by operations was approximately $730,000 resulting primarily from a significant increase in accounts receivable, partially offset by increased earnings. The increase in accounts receivable reflects the increased volume of business during the first nine months of 1996 from Company-owned locations and the initial funding of the accounts receivable base in start-up and acquired operations.

 	During the first six months of 1996, the Company used approximately $7.8 million in proceeds from the sale of its short-term investments plus an additional $3.4 million in proceeds from its secondary offering to fund asset acquisitions of approximately $11.2 million.

 	On June 4, 1996, the Company received $47.3 million of net proceeds from the sale of 2,012,000 shares of its common stock in connection with its secondary offering.

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

	 Unless the Company uses a substancial portion of its cash balance to fund additional asset acquisitions, the Company believes its cash balance, short-term investments and its available line of credit borrowings will be sufficient to meet its anticipated cash requirements for the next twelve months.

                                         9
===============================================================================

                      PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      		None

ITEM 2.	CHANGES IN SECURITIES
      		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
	      	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     		 None

ITEM 5.	OTHER INFORMATION
      		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
      		(a)  Exhibits
		           None

      		(b)  Reports:

   	   	Current Reports on Form 8-K and Form 8-K/A filed during the quarter ended September 30, 1996 were as follows:

	      	i) 	Form 8-K dated June 18, 1996  (filed on July 2, 1996)
            regarding the acquisition of Bayshare, Inc.
		      ii)	Form 8-K/A dated June 18, 1996  (filed on September 4, 1996)
            regarding and	including the audited financial statements of
            Bayshare, Inc.

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

                              ROMAC INTERNATIONAL, INC.
                                    (Registrant)

                               /s/ Peter Dominici
                           _______________________________________
		                         Peter Dominici, Chief Financial Officer
                         		Secretary and Treasurer

                         		Date:  November 14, 1996





                                         11
==============================================================================