Form 10-K
period 1996-12-31
ROMAC INTERNATIONAL INC
filed 1997-03-28
CIK 930420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              (Mark One) FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

              For the fiscal year ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to ______________

                           COMMISSION FILE NO. 0-26058

                            ROMAC INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Florida                          59-3264661
            (State or other jurisdiction of            (IRS Employer
            incorporation or organization)           Identification No.)

120 WEST HYDE PARK PLACE, SUITE 150, TAMPA, FLORIDA             33606
----------------------------------------------------            -----
    (address of principal executive offices)                  (Zip CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 251-1700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:
        Title of Each Class                       Name of Each Exchange
                                                   on Which Registered
               None                                       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G)OF THE ACT:
                          Common Stock, $0.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of Registrant's voting stock held by nonaffiliates of Registrant, as of March 20, 1997, was $174,253,758.

The number of shares outstanding of Registrant's Common Stock as of March 20, 1997, was 12,034,212.

DOCUMENTS INCORPORATED BY REFERENCE:
Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on April 25, 1997 are incorporated by reference into Part III of this Form.

                                TABLE OF CONTENTS

                  ITEM #                                                                        PAGE


                  Item 1.   Business                                                              3

                  Item 2.   Properties                                                           17

                  Item 3.   Legal Proceedings                                                    17

                  Item 4.   Submission of Matters to a Vote of Security Holders                  17

                  Item 5.   Market for Registrant's Common Equity and Related
                                   Stockholder Matters                                           18

                  Item 6.   Selected Financial Data                                              19

                  Item 7.   Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                          20

                  Item 8.   Financial Statements and Supplementary Data                          26

                  Item 9.   Changes in and Disagreements with Accountants on
                                   Accounting and Financial Disclosure                           26

                  Item 10.  Directors and Executive Officers of the Registrant                   27
                  Item 11.  Executive Compensation                                               27

                  Item 12.  Security Ownership of Certain Beneficial Owners and
                                    Management                                                   27

                  Item 13.  Certain Relationships and Related Transactions                       27

                  Audited Financial Statements (F-1 thru F-23)                                   28

                  Item 14.  Exhibits, Financial Statement Schedules and Reports
                                     on Form 8K                                                  51




 PART I

 ITEM 1. BUSINESS

        This document contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

        Romac International, Inc., is a specialty staffing services firm providing temporary, contract and permanent placement of professional and technical personnel. The Company is organized into three divisions: the Professional Temporary Division provides professional temporary personnel in the fields of accounting and finance; the Contract Services Division provides information technology, manufacturing services, human resources, health care, and pharmaceutical research personnel generally on a longer-term contractual basis; and the Search Division provides permanent placement of specialized personnel in the fields of accounting and finance, information technology, financial services, pharmaceutical research, health care, human resources, insurance and manufacturing services. The Company believes its range of services provides clients with integrated solutions to their temporary, contract and permanent specialty staffing needs, allowing the Company to develop long-term, consultative relationships with its clients. The Company also believes the interaction among its three divisions generates increased placement opportunities and enhances the Company's ability to attract and place higher quality candidates. The Company principally serves Fortune 1000 companies in thirteen metropolitan markets through Company-owned locations and two additional markets through franchisees and licensees.

        The Company's objective is to be the nationally recognized leader in providing specialty staffing services. The Company strives to differentiate itself from others in the staffing industry through innovative service offerings, a consultative and results-oriented approach to client relationships, and high-quality personnel placements. In pursuing its objective, the Company focuses exclusively on providing professional and technical personnel, rather than clerical or light industrial personnel, because of the generally higher profitability and the opportunity for growth of this market segment. The Company believes it has a recruiting advantage over those of its competitors that lack the ability to offer candidates temporary, contract and permanent opportunities. Candidates seeking permanent employment frequently accept temporary or contract assignments through the Company until a permanent position becomes available. The Company also believes the ROMAC(R) name recognition, coupled with its industry expertise and innovative use of technology, provide it with competitive benefits.

        The Company's growth strategy is to increase revenue and profitability by expanding its services in existing markets and introducing its full range of services into new markets. In existing markets, the Company intends to further develop existing clients and expand its client base by (i) introducing its full range of services in all of its markets, (ii) taking advantage of the cross-selling opportunities provided by the complementary services offered by its three divisions, (iii) introducing new services, and (iv) acquiring complementary businesses. The Company intends to enter new markets by opening new Company-owned locations and making strategic acquisitions. In 1996, the Company entered four new markets: two through start-ups, one through franchise conversion to a Company-owned location, and one through acquisition. In addition, the Company has developed a major accounts program, which encourages large users of staffing services to "carve-out" the professional and technical segments of staffing contracts and award such business to the Company instead of large generalist staffing firms. As a result of this program, the Company has signed several contracts with major national corporations for certain of the Company's services. Management believes there is substantial opportunity for growth through the continued implementation of this strategy.

INDUSTRY OVERVIEW

         The temporary employment service industry has experienced significant growth in response to the changing work environment in the United States. Fundamental changes in the employer-employee relationship continue to occur, with employers developing increasingly stringent criteria for permanent employees while moving towards project-oriented temporary and contract hiring. This trend has been advanced by increasing automation that has resulted in shorter technological cycles and by global competitive pressures. Many employers have responded to these challenges by turning to temporary and contract employees to keep personnel costs variable, to achieve maximum flexibility, to outsource highly specialized skills, and to avoid the negative effects of layoffs.

         Rapidly changing regulations concerning employee benefits, health insurance, retirement plans and the highly competitive business climate have also prompted many employers to take advantage of the flexibility offered through temporary and contract staffing. Additionally, Internal Revenue Service and Department of Labor regulations concerning the classification of employees and independent contractors have significantly increased demand by prompting many independent contractors to affiliate with employers like the Company.

         The temporary staffing industry has grown rapidly in recent years as companies have utilized temporary and contract employees to manage personnel costs while meeting specialized or fluctuating staffing requirements.. According to a study by the National Association of Temporary and Staffing Services ("NATSS"), the United States temporary staffing industry grew from approximately $20.4 billion in revenue in 1991 to approximately $39.2 billion in revenue in 1995, a compound annual growth rate of 17.7%. One of the fastest growing sectors for the Company, as well as the industry, is information technology services. According to the Staffing Industry Report, 1995 revenue for this sector is estimated to have been $8.9 billion, a 25.0% increase over 1994. The Company believes that professional and technical staffing within the temporary staffing industry requires longer-term, more highly-skilled personnel services and offers the opportunity for higher profitability than the clerical and light industrial staffing segments because of the value-added nature of professional and technical staffing personnel. NATSS has estimated that more than 90% of all U.S. business utilize temporary staffing services.

BUSINESS STRATEGY

         The Company's objective is to be a nationally recognized leader in providing its specialty staffing services. The key elements of the Company's business strategy in seeking to achieve this objective include:

         The KnowledgeForce Resource. As the staffing industry continues to evolve in today's economy, its impact on organizations and their ability to attract and secure intellectual capital has been enormous. The Company believes, and government statistics support, that the demand for and the supply of intellectual capital is moving away from a permanent employment status towards an increasingly fluid and flexible employment relationship through temporary and contract staffing. The Company believes that the intellectual capital of today, and even more so in the future, will be concentrated in highly skilled individuals whom the Company collectively refers to as The "KnowledgeForce". In response to its beliefs, the Company has implemented a strategy to become known as the "KnowledgeForce Resource(SM)" in each market it serves.

         Focus on Specialty Staffing. The Company focuses exclusively on providing specialty staffing services to its clients. The Company believes providing these specialty services to its clients offers greater profitability than the clerical and light industrial segments of the temporary staffing industry. In addition, the Company believes, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that employment growth will be greater in the Company's segments than in the traditional clerical and light industrial sectors. The placement of highly skilled personnel requires a distinct operational knowledge to effectively recruit and screen candidates, match them to client needs, and develop and manage client relationships. The Company believes its historical focus in this market and name recognition, combined with management's operating expertise, provide it with a competitive advantage.

          Build Long-Term, Consultative Relationships. The Company has developed long-term relationships with its clients by providing integrated solutions to their specialty staffing requirements. The Company's ability to offer a broad range of temporary personnel services, coupled with the Company's permanent placement capability, offers the client a single-source provider of specialty staffing services. This ability enables the Company to develop consultative rather than transactional client relationships.

         Segment Specialty Needs. The Company has begun implementation of its "carve-out" marketing strategy, which encourages large contractors of staffing services to "carve-out" the professional and technical generalist staffing contracts and award such business to specialty staffing services providers instead of large generalist staffing firms. As a result of this strategy, the Company has signed several contracts with major national corporations for certain of the Company's services. Management believes there is substantial opportunity for growth through the continued implementation of this strategy.

         Achieve Extensive Client Penetration. The Company's client development process focuses on repeated contacts with client personnel responsible for staffing decisions. Contacts are made within numerous functional departments and at many different organizational levels within the client. The Company's operating employees are trained to develop a thorough understanding of each client's total staffing requirements. In addition, although the Company's divisional structure causes its employees to concentrate on specific fields, they are trained to recognize cross-selling opportunities for the Company's other divisions.

         Apply Innovative Technology. The Company utilizes proprietary technologies and processes in the staffing, marketing and management of its operations. The Company's Professional Recruiters Operating System ("PROS") provides operating employees with a systematic approach to identifying, monitoring, and serving the needs of the Company's clients. Once operating employees obtain information regarding a client's environment, the data is entered into the Company's integrated operating system and is coded for future action. Operating employees are then prompted by means of an automated planner to contact the client periodically to monitor and service the needs that have been identified. The Company's emphasis on the utilization of technology has resulted in the delivery of higher quality service, greater operating efficiency, and increased employee productivity.

         Recruit High-Quality Professionals. The Company places great emphasis on recruiting qualified temporary, contract, and permanent placement candidates. The Company believes it has a recruiting advantage over those of its competitors that lack the ability to offer candidates temporary, contract, and permanent opportunities. Candidates seeking permanent employment frequently accept temporary and contract assignments through the Company until a permanent position becomes available. Each candidate is screened by an operating employee with a compatible technical background to determine qualifications and match them with client needs.

          Encourage Operating Employee Achievement. The Company's management promotes a quality focused, results-oriented culture. Operating employees are selected based on their willingness to assume responsibility and promote the overall corporate philosophy. All marketing, staffing, and management employees are given numerous incentives in order to encourage the achievement of corporate goals. The Company fosters a team-oriented and high energy environment, celebrates the successes of its employees, and attempts to create a "spirited" work environment.

GROWTH STRATEGY

         The Company's growth strategy is to expand its services in existing markets where it does not offer its full range of services, and to enter new markets. The key elements of the Company's growth strategy are as follows:

         Introduce Full Services in Markets with Existing Company-Owned Locations. The Company currently offers its recently expanded full range of services, recently redefined due to the introduction of the Human Resources function, as (1) Accounting and Finance, Information Technology and Human Resource Search, (2) Information Technology and Human Resource Contract Service and (3) Accounting and Finance Professional Temporary in only one of its thirteen Company-owned locations. The Company's objective is to offer all services in all Company-owned locations.

                  Open Company-Owned Locations. The Company continually evaluates potential geographic expansion into new metropolitan areas. To facilitate new market entry, the Company plans to transfer or recruit experienced management for positions in new Company-owned locations as they are opened. In 1996, the Company opened offices in Pittsburgh (February) and Minneapolis (April).

         Leverage Existing Client Relationships and Develop New Clients. The Company continually identifies additional growth opportunities within existing and new clients as a result of the interrelationships among its three divisions. The Company has established goals for cross-selling and has trained its operating employees to actively sell the Company's full range of services, in an effort to maximize its reach into the marketplace.

         Introduce New Services. The Company continually evaluates the introduction of new services in an effort to meet client demands. During 1996, the Company introduced contract placement of pharmaceutical, health care, and manufacturing services personnel to complement its existing search capabilities in these areas. Additionally during 1996, the Company acquired a specialty staffing business that provides search, contract, outplacement and outsourcing services for human resource personnel and functions. To enhance the technical capabilities and quality of its Information Technology Contract Services personnel, the Company has formed an emerging technologies group in which selected personnel receive extensive training in information technologies and are assigned to client environments for periods ranging from six months to two years. The Company is currently evaluating the introduction of additional service offerings.

         Develop Major Accounts Program. The Company will continue to market its full range of services to existing and new clients in order to position the Company as the preferred vendor for specialty staffing services. The Company believes the major accounts program enables it to further penetrate its clients by giving the Company greater access to key staffing decision makers including the support of the client's purchasing and procurement team. This increased access allows the Company to achieve greater operating leverage through improved efficiencies in the marketing process. The Company has successfully secured several national agreements for technical and professional specialty staffing services. The Company intends to aggressively pursue such agreements to facilitate geographic expansion and existing market penetration.

                  Acquire Strategic Businesses. The Company reviews from time to time the acquisition of complementary specialty staffing businesses. The Company has as its primary acquisition targets local or regional specialty staffing firms with established client relationships. During 1996, the Company acquired six separate specialty staffing businesses which were headquartered in Boston, MA; Andover, MA; Louisville, KY; Wellesley, MA; Pittsburgh, PA; and San Francisco, CA. In January 1997, the Company acquired a specialty staffing business in Burlington, MA. In March 1997, the Company acquired a specialty staffing business with operations in Dallas and Houston, TX.

THE PROFESSIONAL TEMPORARY DIVISION

         The Professional Temporary Division provides professional temporary personnel in the fields of accounting and finance. For the year ended December 31, 1996, this division accounted for approximately 39.3% of the Company's net service revenues. The Company currently offers professional temporary services in twelve metropolitan markets through Company-owned locations and two other metropolitan markets through franchised and licensed locations. During 1996, the average bill rate for the Professional Temporary Division was approximately $18 per hour.

         The Professional Temporary Division offers its clients a reliable and cost-effective means of handling uneven or peak workloads caused by events such as periodic financial reporting deadlines, tax deadlines, special projects, systems conversions and unplanned staffing fluctuations. The Professional Temporary Division meets such clients' needs with personnel who have an extensive range of accounting and financial experience, including corporate taxation, budget preparation and analysis, financial reporting, regulatory filings, payroll preparation, cost analysis, and audit services. Through the use of the Company's services, clients are able to avoid the cost and inconvenience of hiring and terminating permanent employees. Typically, the duration of assignments in the Professional Temporary Division is six to eight weeks.

         Candidates for the Professional Temporary Division are obtained from the Search Division, referrals from its existing personnel and clients, targeted telephone recruiting, advertisements in local newspapers and job postings on the Company's internet home page. The Company believes it has a competitive advantage in attracting candidates because of the interaction between its Professional Temporary and Search Divisions. Access by the Professional Temporary Division to the Search Division's candidate pool provides a candidate the opportunity to obtain permanent employment as a result of a temporary assignment, earnings that may allow a candidate to be more selective when evaluating permanent opportunities, and additional experience that can enhance a candidate's skills and overall marketability. Each candidate is screened by an operating employee with a compatible background to determine their qualifications and to match these qualifications with individual client needs. This screening includes an in-depth interview, skill testing, reference checks, and, in some cases, credit checks and additional background checks.

         The Professional Temporary Division targets Fortune 1000 companies and other large organizations, with a primary focus on organizations determined to have the potential need for the Company's full range of services. In order to maximize its marketing effectiveness, the Company provides extensive training to its employees which emphasizes the consulting nature of its business. The Company's employees develop marketing plans comprised of multiple visits, frequent telemarketing activity, monthly mailings, and other actions supported through the use of the Professional Recruiters Operating System and daily staff meetings. The Company believes these techniques and processes provide the opportunity to expand its business within its clients' organizations, solidify client relationships, and develop new clients. The Company recognizes that in some cases Professional Temporary Division personnel will be offered permanent positions. If a client requests that a temporary employee become a permanent employee, the Company typically charges a "conversion" fee that is calculated as a percentage of the candidate's initial annual compensation.

THE CONTRACT SERVICES DIVISION

         The Contract Services Division provides information technology, human resources, manufacturing services, health care and pharmaceutical personnel on a contractual basis, which typically average six to nine months in duration. For the year ended December 31, 1996 this division accounted for approximately 40.9% of the Company's net service revenues. The Company currently offers the information technology contract services function in eleven metropolitan markets through Company-owned locations and one metropolitan market through franchised and licensed locations.

Manufacturing services, human resources, health care and pharmaceutical contract service functions are currently offered by the Company in only one metropolitan market. The Company plans to continue its introduction of these contract service functions to its existing markets in 1997. During 1996, the average bill rate for the Contract Services Division was approximately $52 per hour.

         The Contract Services Division has traditionally focused on providing information technology personnel to assist clients whose needs range from mainframe environments to single work stations. These consultants perform a wide range of services, including software development, database design and management, system administration, end-user training and acceptance, network design and integration, information strategy development, business and systems plans, and standardization of technology and business procedures. The size and growth of the information services industry in recent years have been driven largely by rapid technological advances. These advances have included the availability of increased computing power at lower costs and the emergence of new information systems capabilities. As a result, the ability of companies to benefit from the application of computer technology has been greatly enhanced and has been accompanied by a dramatic increase in the number of end users. At the same time, the sophistication and complexity of the systems needed to serve these companies and to deliver the desired benefits have greatly increased. Additionally, the need to contain costs has caused many businesses to reduce the number of personnel resulting in increased dependence upon information systems to support important functions to improve productivity.

         The Company's base of skilled technical personnel is integral to its success. Because technical needs are diverse and technology advances occur frequently, technical talent is in high demand. In addition, the Company focuses on training its information technology contract services personnel in sophisticated technology applications. For example, the Company has formed an emerging technologies group in which selected personnel receive extensive training in information technologies and are assigned to client environments for periods ranging from six months to two years. The Company believes that building a base of skilled technical personnel who are available for assignment is as integral to its success as are its client relationships.

         The March 1996 acquisition of Strategic Outsourcing, Inc. ("SOI"), expanded the Company's Contract Services Division functions to include human resource personnel. SOI, which was founded in 1989 in Boston, provides its clients with human resource personnel on a contractual basis to assist in the development, implementation, and maintenance of a wide variety of human resource processes. The Company currently provides the human resource contract services function only in the Boston market. The Company plans to introduce the human resource contract services function into its existing markets.

         In addition during 1996, the Company expanded its Contract Services Division functions to include manufacturing services, health care, and pharmaceutical personnel. Within manufacturing services, the Company provides a wide range of quality engineers and quality assurance personnel. Health care contract services provides hospital administration and management personnel. Pharmaceutical contract services provides pharmaceutical industry customers with research and regulatory personnel. Currently, the Company services these other functional areas on a national basis solely out of its Tampa office.

         Company recruiters develop and maintain an active personnel inventory designed to meet the needs of the Company's clients. To recruit qualified personnel, the Company uses targeted telephone recruiting, referrals from its existing personnel and clients, places newspaper advertisements and posts job openings on the Company's internet home page. The Search Division's services complement the Contract Services Division's recruiting efforts, and the Company believes that this combination distinguishes it from its competitors. To foster loyalty and commitment from its existing personnel, the Company maintains frequent and substantial contact, offers competitive wages and benefits, incentive stock options, flexible work schedules, a variety of challenging assignments, and exposure to diverse customer environments.

         The Contract Services Division concentrates on marketing its services to Fortune 1000 companies and other businesses with information technology, human resources, manufacturing services, health care and pharmaceutical personnel requirements. Marketing and Sales employees emphasize the Company's ability to provide contract personnel who can perform a wide range of services within each of these areas through consultative contacts with client end-users, personal visits, mailings and telemarketing efforts.

THE SEARCH DIVISION

         The Search Division provides clients with extensive search services for professional and technical candidates. The professional skills offered by the Search Division are in the areas of accounting and finance, information technology, financial services, pharmaceutical research, health care, human resources, insurance, and manufacturing services. For the year ended December 31, 1996, this division accounted for approximately 19.8% of the Company's net service revenues. The Company currently offers Search services in thirteen of the metropolitan markets in which it has Company-owned locations and in two additional metropolitan markets through franchised or licensed locations.

         The Company performs both contingency and retained searches. A contingency search results in payment to the Company only when a candidate is actually hired by a client. The Company's strategy is to perform contingency searches only for skills the Company targets as its "core-business." Client searches that are outside a core-business area typically are at a management or executive level and require a targeted research and recruiting effort. The Company typically performs these searches as retained searches where the client pays a part of the search fee in advance and the remainder upon completion of the search. The Company's fee is typically structured as a percentage of the placed candidate's first-year annual compensation.

Summarized below are the professional skills in which the Company currently offers search services:




                            ACCOUNTING AND FINANCE


  * Chief Financial Officers              * Cost Accountants
  * Treasurers                            * Internal Audit Personnel
  * Controllers                           * Accounting Managers
  * Public Accountants                    * Financial Analysts
  * Tax Accountants                       * Budget Analysts
  * Staff Accountants                     * Credit and Collections Personnel

                            INFORMATION TECHNOLOGY

  * Chief Information Officers            * Database Support Personnel
  * Directors of Systems Development      * Computer Operators
  * Project Managers                      * Software Maintenance Personnel
  * Information Engineers                 * Change Management Personnel
  * System Designers                      * Database Architecture Personnel
  * Project Leaders                       * Data Security/Disaster Recovery
  * Programmer Analysts                      Personnel
  * Data Communication Architecture       * Help Desk Support and Training
  * Systems Analysts                         Personnel
  * Network Design and Administration     * Data Administration Personnel
  * Systems Programmers                   * Production Control Personnel
  * Office Automation Analysts            * Software Quality Assurance Personnel
  * Telecommunications Analysts           * Data/Voice Communications Personnel
  * Hardware Technicians                     (local and wide-area networks)
  * Application Programmers               * Client Server Support Personnel
                                          * Operating System Support Personnel

                              FINANCIAL SERVICES

  * Large Account Commercial              * Middle Mrkt Commercial Lending
     Lenders                                 Officers
  * Portfolio/Relationship Managers       * Real Estate Lending Officers
                                          * Credit Analysts

                           PHARMACEUTICAL RESEARCH

  * Clinical Research Personnel           * Regulatory Affairs Personnel
  * Medical Research Personnel            * Medical Communications Personnel
  * Analytical Chemistry Personnel

                                 HEALTH CARE

  * Senior Hospital Management            * Nursing Executives and Managers
  * Directors and Dept. Manager           * Risk Management and Quality
  * Operations Management Personnel          Assurance Personnel

                                  INSURANCE

  * Field General Managers                * Sales Managers
  * District Managers

                            MANUFACTURING SERVICES

  * Quality Engineers                     * Quality Assurance Personnel
  * Industrial Hygienists                 * Purchasing and Materials Management
  * Quality Managers and Directors           Personnel
  * ISO9000 Personnel

                               HUMAN RESOURCES

  * Health Benefit Personnel              * Staffing and Generalist Personnel
  * Retirement Benefit Personnel          * Outplacement Specialists
  * Labor Relations Personnel             * Workers Compensation Specialists
  * Director Level Personnel              * Training and Development  Personnel



         The Search Division maintains an active database of placement candidates as the result of its continuous recruiting efforts and reputation in the industry. In addition, the Search Division consultants locate many potential candidates as the result of referrals from the Professional Temporary and Contract Services Divisions.

         The Company believes that it has developed a reputation for quality search work and that it is recognized as a leader in its search specialties. To minimize the risk of changes in skill demand, the Company's marketing plan incorporates a continual review of client recruitment plans for future periods to allow for rapid changes to "in-demand" skills. The quality of the relationship with client personnel is a key component of the strategy, and the Company seeks to develop consultative relationships to obtain insight into emerging growth areas. The clients targeted by the Search Division are typically the same as those targeted by the Professional Temporary and the Contract Services Divisions. This common focus is intended to contribute to the Company's objective of providing integrated solutions to its clients' personnel needs.

         The Company's search business is highly specialized. Certain skills, such as accounting and finance, and information technology, may be served by local offices, while other, more highly specialized areas require a regional or national focus. The Company believes that a trend toward greater selectivity in its clients' hiring processes has contributed to an increased demand for its search services. This emphasis on quality fits well with the Company's inventory of personnel. The Company expects that the Search Division will continue to add specialties in the majority of markets served.

MARKETS AND ORGANIZATIONAL STRUCTURE

         The Company serves thirteen markets through Company-owned locations and an additional two markets through franchisees and licensees. Management of the Company-owned operations is coordinated from its headquarters in Tampa. The Company's headquarters provides its Company-owned offices with administrative, marketing, accounting, training, legal, and information systems support, particularly as it relates to the standardization of the operating processes of its offices.

         The Company operates through a network of Company-owned locations, franchised locations, and licensed locations. The following table lists the services and functions offered by the Company on a market by market basis.

                                                      SERVICES OFFERED

                                    PROFESSIONAL       CONTRACT                                             YEAR
                                       TEMP            SERVICES                      SEARCH                OPENED
COMPANY-OWNED
  Atlanta, GA                           AF             IT                            AF, IT                  1986
  Boston, MA                            AF             IT,HR                         AF,IT,MS,HR             1966
  Chicago, IL                           AF             IT                            AF,IT,FS                1985
  Dallas, TX                            AF             IT                            AF,IT                   1995
  Houston, TX                           AF             IT                            AF,IT                   1995
  Louisville, KY                                       IT                            IT                      1992
  Miami/Ftl., FL                        AF             IT                            AF,IT                   1982
  Minneapolis, MN                       AF                                           AF                      1996
  Orlando, FL                           AF             IT                            AF,IT                   1984
  Philadelphia, PA                      AF             IT                            AF,IT                   1995
  Pittsburgh, PA                        AF                                           AF                      1996
  San Francisco, CA                     AF             IT                            AF,IT                   1989
  Tampa, FL                             AF             IT,PH,HC,MS                   AF,IT,PH,HC,MS          1980
FRANCHISED/LICENSED
  New Orleans, LA                       AF             IT                            AF,IT                   1987
  Raleigh, NC                           AF                                           AF                      1986

FUNCTIONS SERVED:

AF = Accounting and Finance
IT = Information Technology
FS = Financial Services
PH = Pharmaceutical
HC = Health Care
IN = Insurance
MS = Manufacturing Services
HR = Human Resources



         ROMAC(R) franchisees pay a royalty in return for use of the ROMAC(R) name based upon a contractual percentage of the revenue billed by the franchise. Licensees enter into a joint marketing and payroll processing arrangement with the Company. In the case of licensees, the Company collects all accounts on behalf of the licensee and pays the licensee a percentage of gross profits generated. The Company does not intend to grant additional franchises or licenses in the future.

         In August 1994, all franchisees and licensees were offered the opportunity to continue operating under current agreements or to terminate their relationship with the Company on terms that included the ability to continue in business in their previously franchised or licensed geographic areas.

Because current franchise and license agreements upon termination invoke non-competition and non-solicitation provisions and require that certain assets (such as office telephone numbers, customer lists, and candidates records) be turned over to the Company, some franchisees and licensees paid termination fees in order to obtain releases from non-competition and non-solicitation provisions and to retain the rights to such assets. To date, all but two franchisees and licensees have agreed to terminate their relationship with the Company.

PROFESSIONAL RECRUITERS OPERATING SYSTEM

         The Company has developed an integrated system designed to maximize productivity and to aid in the management of its business. This system, the Professional Recruiters Operating System ("PROS"), is designed to be a comprehensive approach to the operation and management of a specialty staffing services firm. It comprises sophisticated and proprietary operating and computer systems initially developed in 1982 and continually enhanced. The system links each Company-owned location through the use of its private network to the Company's corporate headquarters.

         PROS offers several advantages in providing information to support the goals of the Company. Through the use of PROS, market information concerning target clients is tracked and prioritized to focus marketing and development efforts. Readily available management reports indicate the frequency and nature of contact with the targeted companies to support the marketing plans. By using these reports, managers provide direction and support to operating employees to ensure that priority accounts are properly served. A manager, concerned with the status of a particular assignment at any point, can examine the detailed status and degree of coverage on each assignment. PROS offers both detailed and summary reports to provide a continuous view of key factors related to client service and development and employee productivity.

         In addition to client service considerations, PROS enhances the productivity and efficiency of the operating employees. One of the primary problems facing operating employees is the effective and productive use of information. PROS simplifies the information recording and retrieval process and enables operating employees in different divisions and different geographical areas to share information and communicate more effectively.

         Finally, PROS helps the Company manage information by passing data from the operating divisions software to the accounting software. This approach increases productivity, as data have a single point of entry and can be readily accessed by all functional areas within the Company. The Company intends to continue to enhance its systems capabilities and to streamline processes in order to improve customer servicing.

COMPETITION

         The specialty staffing services industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. A number of the Company's competitors possess substantially greater resources than the Company. The Company faces substantial competition from large national and local specialty staffing firms. Large national firms that offer specialty staffing services include Robert Half International Inc., Computer Horizons, Inc., Source Services, Inc. and Alternative Resources Corporation. The local firms are typically operator-owned, and each market generally has one or more significant competitors. In addition, the Company competes with national clerical and light industrial staffing firms which also offer specialty staffing services. These companies include Interim Services Inc., Norrell Corporation, AccuStaff Incorporated, and Olsten Corp. National and regional accounting firms also offer certain specialty staffing services.

         The Company believes that the availability and quality of candidates, the level of service, the effective monitoring of job performance and the price of service are the principal elements of competition. The Company believes that availability of quality candidates is an especially important facet of competition. In order to attract temporary and contract assignment candidates, the Company places emphasis upon its ability to provide permanent placement opportunities, competitive compensation and benefits, incentive stock options, quality and varied assignments, and scheduling flexibility. Because many temporary and contract assignment candidates pursue other employment opportunities on a regular basis, it is important that the Company respond to market conditions affecting these candidates. Additionally, in certain markets the Company has experienced significant pricing pressure from some of its competitors. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase and there can be no assurance that the Company will remain competitive.

INSURANCE

         The Company maintains a number of insurance policies. Its general liability policy has aggregate coverage of $2.0 million, with a $ 1.0 million limit per occurrence. The Company maintains an automobile liability policy with a combined single coverage limit of $ 1.0 million. The Company also carries an excess liability policy, which covers liabilities that exceed the policy limits of the above policies, with an aggregate and a per occurrence limit of $4.0 million. Additionally, the Company maintains a directors and officers liability policy with an aggregate limit of $4.0 million.

         The Company also maintains professional liability and errors and omissions policies, each with aggregate coverage of $1.0 million, covering certain liabilities that may arise from the actions or omissions of its temporary, contract or permanently-placed personnel. The Company currently maintains key man life insurance on its executive officers in an aggregate amount of $8.0 million. There can be no assurance that any of the above coverage will be adequate for the Company's needs.

EMPLOYEES

         As of March 20, 1997, the Company and its subsidiaries employed approximately 365 operating employees. Additionally, as of such date, the Company had approximately 1,900 personnel on assignment providing temporary or contract services to its clients. As the employer, the Company is responsible for the regular and temporary payrolls and employer's share of social security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance, and other direct labor costs relating to its temporary and contract personnel (including temporary and contract personnel of its licensees). The Company offers access to various insurance programs and other benefits for its temporary and contract personnel. The Company has no collective bargaining agreements covering any of its employees or personnel, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees or personnel. The Company considers relations with its employees and personnel to be good.

RECENT ACQUISITIONS

        On January 23, 1997, the Company completed the acquisition of all the assets except for cash and accounts receivable of Career Enhancement International of Massachusetts, Inc. and Career Concepts, Inc., businesses under common ownership and engaged in providing search and contract services for information technology personnel. The purchase price of approximately $4.4 million includes a non-compete agreement and is subject to adjustment upon attainment of certain operating results.

         On March 18, 1997, the Company completed the acquisition of the stock of Professional Application Resources, Inc. ("PAR"), a business engaged in providing contract services for information technology personnel. The purchase price of approximately $4.7 million includes a non-compete agreement. The acquisition of PAR will be accounted for under the purchase method of accounting.

ITEM 2. PROPERTIES

         The Company owns no real estate. It leases its corporate headquarters in Tampa, Florida (see "Item 8. Financial Statements and Supplementary Data" for information concerning the terms of the lease covering this location), as well as space for its other Company-owned locations. The aggregate square footage of office space under leases for Company-owned locations is approximately 86,000 at December 31, 1996. The leases generally run from month-to- month to five years and the aggregate rent paid by the Company in 1996 was approximately $1.4 million. The Company believes that its facilities are adequate for its need and does not expect difficulty replacing such facilities or locating additional facilities, if needed.


ITEM 3. LEGAL PROCEEDINGS

         In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including discrimination and harassment and other similar claims. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable. The principal risks that the Company insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, and fidelity losses. The Company is not currently involved in any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996 covered by this Annual Report on Form 10-K.

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "ROMC". The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market since trading began on August 15, 1995. The table has been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend to shareholders of record on May 15, 1996, which was reflected on the Nasdaq National Market on May 23, 1996.

                           FISCAL YEAR                                         HIGH     LOW
                           1995:
                              Third Quarter (from August 15, 1995)*            $8.875   $7.125
                              Fourth Quarter                                   $11.750  $8.188

                           1996:
                              First Quarter                                    $16.125  $11.500
                              Second Quarter                                   $30.250  $15.000
                              Third Quarter                                    $32.000  $18.750
                              Fourth Quarter                                   $30.750  $21.000

                           1997:
                              First Quarter (through March 20, 1997)           $27.750  $20.250


* The Company's initial public offering occurred on August 14, 1995 at a price of $6.25 per share.

         On March 20, 1997, the last reported sale for the Company's Common Stock was at $21.50. On March 20, 1997 there were approximately 1,900 holders of record.

The Company has paid no cash dividends in its last two fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                Years Ended December 31,
                                                                          (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:                                     1992          1993        1994       1995         1996
                                                                  ----          ----        ----       ----         ----
      Net Service revenues                                       $31,250      $40,346     $40,789     $45,655      $94,210
      Direct cost of services                                     19,832       26,126      24,851      25,460       53,839
                                                                 -------      -------     -------     -------      -------
        Gross Profit                                              11,418       14,220      15,938      20,195       40,371

      Selling, general and administrative expenses                 9,690       12,775      15,009      15,232       30,348
      Depreciation and amortization expense                          302          298         248         512        1,762
      Combination expense                                                                   2,251
      Other (income) expense, net                                    335           34      (1,157)       (570)      (1,685)
                                                                 -------      -------     -------     -------      -------
      Income (loss) before taxes and minority interest             1,091        1,113        (413)      5,021        9,946
      Provision (benefit) for taxes                                  330          448         186       2,008        3,965
                                                                 -------      -------     -------     -------      -------
      Income (loss) before minority interest                         761          665        (599)      3,013        5,981
      Minority interest in subsidiary income                          47           15
                                                                     ---         ---
      Net income (loss)                                              714          650        (599)      3,013        5,981
                                                                 =======      =======     =======     =======      =======

      Net income (loss) per share                                $  0.11      $  0.10     $ (0.09)    $  0.36      $  0.51
                                                                 =======      =======     =======     =======      =======

      Weighted average shares outstanding                          6,588        6,618       7,039       8,488       11,780
                                                                 =======      =======     =======     =======      =======

      Number of locations operated at Year End:
        Company-owned                                                  8            7           6           9           13
        Franchised/licensed                                           23           19          15           7            2

                                                                  1992          1993        1994       1995         1996
                                                                  ----          ----        ----       ----         ----
BALANCE SHEET DATA:
    Working Capital                                              $ 2,074      $  2,579    $  2,093    $13,895      $54,220
    Total assets                                                   5,908         6,135       6,984     20,952       77,559
    Total long-term debt                                             314            92          24        500            0
    Shareholders' equity                                           2,489         3,074       2,435     16,924       71,284


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

         NET SERVICE REVENUES increased approximately 106.1% to $94.2 million in 1996 from $45.7 million in 1995. The overall increase in net service revenues takes into account an approximate $1.5 million decrease in net service revenues from franchisee and licensee operations for 1996 as compared to 1995, as several franchisee and licensee operations were discontinued during 1996.

         Professional Temporary Division revenues increased approximately 54.2% to $37.0 million in 1996 from $24.0 million in 1995. This increase in revenues was a result of a $8.6 million increase in revenues from existing Company-owned operations and a $4.4 million increase in revenues attributable to acquired operations. The increase attributable to Company-owned operations resulted from an increase in the number of hours billed by Company-owned operations during 1996 as compared to 1995 and an increase in the average hourly bill rate for 1996 to approximately $18 per hour as compared to approximately $17 per hour in 1995. Contract Services Division revenues increased approximately 223.5% to $38.5 million in 1996 from $11.9 million in 1995. This increase in revenues was a result of a $16.7 million increase in revenues from existing Company-owned operations and a $9.9 million increase in revenues attributable to acquired operations. The increase attributable to Company-owned operations resulted from an increase in the number of hours billed during 1996 as compared to 1995 and an increase in the average hourly bill rate for 1996 to approximately $52 per hour as compared to approximately $44 per hour in 1995. Search Division revenues increased approximately 90.8% to $18.7 million in 1996 from $9.8 million in 1995. This increase in revenues was a result of a $4.3 million increase in revenues from existing Company-owned operations and a $4.6 million increase in revenues attributable to acquired operations. The increase in Company-owned operations resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made during 1996 as compared to 1995. The average placement fee for the Search Division remained relatively constant during the periods involved. Franchise and license revenues, which are included in the aforementioned professional temporary and contract services revenues, decreased approximately 31.9% to $3.2 million in 1996 from $4.7 million in 1995. The decrease was primarily due to the effects of discontinued franchisee and licensee operations during 1996.

         After taking into account the decreases in net service revenues attributable to discontinued franchisee and licensee operations, the net service revenue comparisons reflect a continued improvement in the demand for the Company's specialized staffing services. The Company opened two new Company-owned locations during 1996 (Pittsburgh in February; Minneapolis in April).

         GROSS PROFIT increased approximately 100.0% to $40.4 million in 1996 from $20.2 million in 1995. Gross profit as a percentage of net service revenues decreased to 42.9% in 1996 from 44.2% in

1995. This decrease in gross profit margin as a percentage of net service revenues was a result of the continuing changes in the Company's business mix whereby revenues from the Professional Temporary and Contract Services Divisions, traditionally with lower gross margins than Search Division revenues, increased to 80.1% of the Company's net service revenues for 1996 as compared to 78.6% for 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased approximately 99.3% to $30.3 million in 1996 from $15.2 million in 1995. Selling, general and administrative expenses as a percentage of net service revenues decreased to 32.2% in 1996 from 33.3% in 1995. This decrease in selling, general and administrative expenses as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

         DEPRECIATION AND AMORTIZATION EXPENSE increased approximately 260.0% to $1.8 million in 1996 from $0.5 million in 1995 as the Company incurred a full year of depreciation expense on approximately $1.2 million of new computer and telephone equipment that was purchased during 1995, began depreciating approximately $1.3 million of computer and telephone equipment and approximately $0.7 million of furniture and fixtures acquired in 1996 and incurred additional amortization expense in 1996 related to goodwill recorded as a result of asset acquisitions made by the Company during 1996.

         DIVIDEND AND INTEREST (INCOME) increased by approximately 600.0% to $1.4 million in 1996 from $0.2 million in 1995 as the Company invested the proceeds from it's secondary offering in dividend and interest bearing investments beginning in June 1996.

         INTEREST EXPENSE decreased by approximately 41.3% to $78,086 in 1996 from $133,033 in 1995 as interest expense related to capital lease obligations entered into during 1995 declined in 1996.

         OTHER (INCOME) EXPENSE decreased by approximately 28.4% to $350,400 in 1996 from $489,350 in 1995 due to a decrease in franchisee termination income received by the Company during the periods involved as $346,189 was received in 1996 as compared to $435,000 in 1995.

         INCOME BEFORE TAXES increased approximately 98.0% to $9.9 million in 1996 from $5.0 million in 1995, primarily as a result of the above factors.

         PROVISION FOR INCOME TAXES for 1996 was approximately $4.0 million as compared to approximately $2.0 million for 1995. The effective income tax rate was constant at approximately 40.0% for both periods

         NET INCOME increased approximately 100.0% to $6.0 million in 1996 from $3.0 million in 1995, primarily as a result of the above factors.

1995 COMPARED TO 1994

         NET SERVICE REVENUES increased approximately 12.0% to $45.7 million in 1995 from $40.8 million in 1994. The overall increase in net service revenues takes into account an approximate $3.9 million decrease in net service revenues from franchisee and licensee operations for 1995 as compared to 1994, as several franchisee and licensee operations were discontinued at the end of 1994.

         Professional Temporary Division revenues decreased approximately 2.1% to $24.0 million in 1995 from $24.5 million in 1994. This decrease takes into account an approximate $3.7 million decrease in professional temporary revenues from franchisee and licensee operations for 1995 as compared to 1994, as several professional temporary franchisee and licensee operations were discontinued at the end of 1994. This decrease in revenues was attributable to a decrease in the number of professional temporary hours billed in 1995 as compared to 1994. The average hourly bill rate for each period remained relatively constant. Contract Service Division revenues increased approximately 45.1% to $11.9 million in 1995 from $8.2 million in 1994. This increase in revenues was attributable to an increase in the number of information system contract service hours billed in 1995 as compared to 1994. The average hourly bill rate for each period remained relatively constant. Search Division revenues increased approximately 21.0% to $9.8 million in 1995 from $8.1 million in 1994. This increase was primarily attributable to an increase in search sales consultants and an improved economic environment which increased the number of search placements made in 1995 as compared to 1994. The average fee for each placement made during the periods involved remained relatively constant. Franchise and license revenues which are included in the aforementioned Professional Temporary and Contract Services Division revenues, decreased approximately 45.3% to $4.7 in 1995 from $8.6 million in 1994. The decrease was primarily attributable to the termination of four franchise and license arrangements during the later part of 1994, offset in part by the growth in existing service lines of continuing licensed operations.

         After taking into account the decreases in net service revenues attributable to discontinued franchisee and licensee operations, the net service revenue comparisons reflect a continued improvement in the demand for the Company's specialized staffing services. The Company opened three new Company-owned locations during 1995 (Dallas-February; Philadelphia-March; Houston-November).

         GROSS PROFIT increased approximately 27.0% to $20.2 million in 1995 from $15.9 million in 1994. Gross profit as a percentage of net service revenues increased to 44.2% in 1995 from 39.0% in 1994. The increase in gross profit margin as a percentage of net service revenues resulted from the combined effects of the decrease in franchisee and licensee revenue at lower margins and the increase in search revenue at higher margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased approximately 1.3% to $15.2 million in 1995 from $15.0 million in 1994. Selling, general and administrative expenses as a percentage of net service revenues decreased to 33.3% in 1995 from 36.8% in 1994. This decrease in selling, general and administrative expenses as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base, along with expense savings arising from the Combination.

         DEPRECIATION AND AMORTIZATION EXPENSE increased approximately 106.1% to $511,961 in 1995 from $248,428 in 1994 as the Company began depreciating approximately $1.2 million of new computer and telephone equipment purchased in 1995 and incurred additional amortization expense in 1995 related to goodwill recorded in the Combination.

         COMBINATION EXPENSES decreased by 100.0% to $0 in 1995 from $2.3 million in 1994 as the Company did not incur any combination expenses in 1995 as compared to approximately $2.3 million of advisory services, severance costs and other expenses related to the Combination that were incurred in 1994.

         DIVIDEND AND INTEREST (INCOME) increased by approximately 244.9% to $213,936 in 1995 from $62,026 in 1994 as the Company invested the proceeds from it's initial public offering in dividend and interest bearing investments beginning in August 1995.

         INTEREST EXPENSE increased by approximately 347.6% to $133,033 in 1995 from $29,724 in 1994 as the Company incurred approximately $94,000 of additional interest expense in 1995 related to capital lease obligations entered into during 1995 in connection with computer equipment purchases.

         OTHER (INCOME) EXPENSE decreased by approximately 56.5% to $489,350 in 1995 from $1,125,189 in 1994 due to a decrease in franchisee termination income received by the Company during the periods involved as $435,000 was received in 1995 as compared to $560,000 in 1994. In addition, the Company received $500,000 in proceeds from a life insurance policy on an deceased Company employee in 1994.

         INCOME BEFORE TAXES increased to approximately $5.0 million in 1995 from a loss of approximately $413,000 million in 1994, primarily as a result of the above factors.

         PROVISION FOR INCOME TAXES for 1995 was approximately $2 million or 40.0% of income before income taxes as compared to $186,165 for 1994. Although the Company had an operating loss for financial reporting purposes in 1994, it had income tax expense of $186,165 primarily due to non-deductible merger and acquisition costs related to the Combination.

         NET INCOME increased to approximately $3.0 million in 1995 from a loss of approximately $599,000 in 1994, primarily as a result of the above factors.

1994 COMPARED TO 1993

         NET SERVICE REVENUES increased approximately 1.2% to $40.8 million in 1994 from $40.3 million in 1993. In 1994, management focused its efforts on effecting the Combination and restructuring the Company. These efforts included the renegotiation of franchise and license agreements, the implementation of uniform operating procedures and policies, training employees acquired in the Combination, hiring additional employees and the consolidation of the Company's operations. The Company did not open any Company-owned locations in new markets in 1994.

         Professional Temporary Division revenues increased approximately 0.8% to $24.5 million in 1994 from $24.3 million in 1993. This increase in revenues was attributable to an increase in the number of professional temporary hours billed in 1994 as compared to 1993. The average hourly bill rate for each period remained relatively constant. Contract Services Division revenues decreased approximately 9.9% to $8.2 million in 1994 from $9.1 million in 1993. This decrease resulted primarily from the reallocation of resources from one of the Company's lower margin customers, which decreased the number of information system contract service hours billed in 1994 as compared to 1993. The average hourly bill rate for each period remained relatively constant. Search Division revenues increased approximately 17.4% to $8.1 million in 1994 from $6.9 million in 1993. This increase was primarily attributable to an increase in search sales consultants, an expansion of services offered, and an improved economic environment, which increased the number of search placements made in 1994 as compared to 1993. The average fee for each placement made during the periods involved remained relatively constant. Franchise and license revenues which are included in the aforementioned Professional Temporary and Contract Services Division revenues, increased approximately 19.4% to $8.6 million in 1994 from $7.2 million in 1993. The increase was primarily attributable to the growth in existing service lines of licensed operations, offset by the termination of four franchise and license arrangements.

         GROSS PROFIT increased approximately 12.0% to $15.9 million in 1994 from $14.2 million in 1993, Gross profit as a percentage of net service revenues increased to 39.1% in 1994 from 35.2% in 1993. The increase was attributable to the increased proportion of search revenues to total revenues as search revenues generate higher gross margins than professional temporary and information system contract service revenues.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased approximately 17.2% to $15.0 million in 1994 from $12.8 million in 1993. Selling, general and administrative expenses as a percentage of net service revenues increased to 36.8% in 1994 from 31.8% in 1993. The increase in selling, general and administrative expenses was due primarily to the hiring of additional operating employees necessary for parallel operations during the transition period after the Combination, an increase in commissions associated with the increase in search revenues, and the payment of approximately $1.7 million in non-recurring compensation expense.

         DEPRECIATION AND AMORTIZATION EXPENSE decreased approximately 16.7% to $248,428 in 1994 from $298,380 in 1993 as various fixed and intangible assets of the Company became fully depreciated and/or fully amortized during 1994.

         COMBINATION EXPENSES increased by 100.0% to approximately $2.3 million in 1994 from $0 in 1993. The Company recorded a non-recurring charge to earnings of $2.3 million related to advisory services, severance costs and other expenses associated with the Combination.

         DIVIDEND AND INTEREST (INCOME) increased by approximately 170.1% to $62,026 in 1994 from $22,963 in 1993 as the Company invested more of its idle cash in 1994 as compared to 1993.

         INTEREST EXPENSE increased by approximately 152.7% to $29,724 in 1994 from $11,761 in 1993 as the Company incurred additional interest expense in 1994 related to certain interest bearing obligations entered into during the later part of 1993.

         OTHER (INCOME) EXPENSE increased to $1,125,189 of income in 1994 from $44,973 of expense in 1993 primarily due to $560,000 of franchisee and licensee termination income and $500,000 of income related to life insurance proceeds on a Company employee being received in 1994.

         INCOME BEFORE TAXES decreased to a loss of approximately $413,000 in 1994 from income of approximately $1.1 million in 1993, primarily as a result of the above factors.

         PROVISION FOR INCOME TAXES for 1994 was $186,165 as compared to $447,960 or approximately 40.3% of income before income taxes for 1993. Although the Company had an operating loss for financial reporting purposes in 1994, it had income tax expense of $186,165 primarily due to non-deductible merger and acquisition costs related to the Combination.

         NET INCOME decreased to a loss of approximately $599,000 in 1994 from income of approximately $650,000 in 1993, primarily as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996 the Company's sources of liquidity included approximately $39.6 million in cash and cash equivalents, $0.9 million in short-term investments, and approximately $13.7 million in additional net working capital. In addition, as of December 31, 1996, $5.0 million was available for borrowing under the Company's line of credit.

         During 1996, cash flow provided by operations was approximately $0.6 million, resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operating liabilities, offset by a significant increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during 1996 from existing Company-owned operations and the buildup of the accounts receivable base in start-up and acquired operations. In addition, the Company had capital expenditures of approximately $3.9 million to upgrade its technology platform.

         On June 4, 1996, the Company received approximately $47.2 million of net proceeds from the sale of 2,012,000 shares of its common stock in connection with its secondary offering. During 1996, the Company used approximately $7.8 million in proceeds from the sale of its short-term investments plus an additional $3.4 million in proceeds from its secondary offering to fund asset acquisitions of approximately $11.2 million.

         During December 1996, the Company repaid indebtedness of approximately $470,000 related to capital lease obligations entered into by the Company during 1995 for the acquisition of computer equipment.

         During March 1996, the Company entered into a line of credit arrangement (the "Agreement") with NationsBank, N.A. This Agreement provides for up to $5 million of working capital to the Company for general corporate purposes. The Agreement was originally scheduled to mature on March 13, 1997. During March 1997, the Company extended the Agreement for an additional 60 days beyond its original maturity date. The Agreement bears interest at 150 basis points above the average rate at which deposits in U.S. dollars were offered in the London interbank market (LIBOR). The Company and certain of its operating subsidiaries each guaranteed this unsecured obligation of the Company. The total amount that may be outstanding under the Agreement is limited to specified percentages of accounts receivable. The Agreement contains restrictive covenants, and requires the maintenance of certain financial ratios. Prior to entering into the Agreement, the Company terminated its existing line of credit arrangement. The Company is currently negotiating with various lending institutions to expand its line of credit facilities.

          The Company believes its cash balance, short-term investments and available line of credit borrowings will be sufficient to meet its anticipated cash requirements for at least the next twelve months, unless it uses a substantial portion of its cash balances to fund additional acquisitions. In the event that the Company does complete significant acquisitions, the Company believes it has the ability to raise additional funds through its available line of credit and through other financing vehicles.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and schedules are included in this Annual Report on Form 10-K beginning on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 relating to executive officers and directors of the registrant is incorporated herein by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 relating to executive compensation is incorporated herein by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 relating to certain relationships and related transactions is incorporated herein by reference to the registrant's definitive proxy statement for the Annual Meeting of Shareholders.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of ROMAC International, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ROMAC International, Inc., and its subsidiaries ("the Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/  Price Waterhouse LLP
Price Waterhouse LLP
Tampa, Florida
February 7, 1997







                                     F-1

ROMAC International, Inc.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                                                      1996             1995
           ASSETS
Current Assets:
   Cash and cash equivalents                                                      $  39,554,636    $     619,766
   Short-term investments                                                               879,925        7,903,559
   Trade receivables, net of allowance for doubtful accounts of
    $616,596 and $623,150, respectively                                              17,061,399        7,353,790
   Notes receivable from franchisees, current (Note 9)                                  193,222          136,464
   Receivables from related parties, current (Note 8)                                    99,912          186,219
   Deferred tax asset (Note 7)                                                          243,322          308,374
   Prepaid expenses and other current assets                                          1,213,904          321,276
                                                                                  -------------    -------------
      Total current assets                                                           59,246,320       16,829,448

Notes receivable from franchisees, less current portion (Note 9)                         74,395           20,000
Receivables from related parties, less current portion (Note 8)                         862,218          486,513
Deferred tax asset (Note 7)                                                             209,310          118,505
Furniture and equipment, net (Note 3)                                                 5,346,165        2,405,284
Goodwill, net of accumulated amortization of $1,107,586 and
   $455,004, respectively  (Note 4)                                                  10,914,551          574,444
Other assets, net (Notes 5 and 10)                                                      906,041          517,500
                                                                                  -------------    -------------
      Total assets                                                                $  77,559,000    $  20,951,694
                                                                                  =============    =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and other accrued liabilities (Notes 12 and 14)               $   1,723,187    $     673,332
   Accrued payroll costs                                                              2,975,577        1,457,901
   Current portion of notes payable and capital lease obligations (Note 6)                 -             208,072
   Current portion of payables to related parties (Note 8)                               22,718           23,000
   Income taxes payable (Notes 7 and 11)                                                304,410          572,546
                                                                                  -------------    -------------
      Total current liabilities                                                       5,025,892        2,934,851

Notes payable and capital lease obligations, less current portion (Note 6)                 -             494,485
Payables to related parties, less current portion (Note 8)                                 -               5,993
Other long-term liabilities (Notes 10 and 12)                                         1,248,820          592,105
                                                                                  -------------    -------------
      Total liabilities                                                               6,274,712        4,027,434

Commitments and contingencies (Note 4 and 12)

Shareholders' Equity:
   Preferred stock, $0.01 par; 15,000,000 shares authorized,
     none issued and outstanding                                                           -                -
   Common stock, $0.01 par; 15,000,000 shares authorized, 12,133,730 and
    9,966,208 issued and outstanding, respectively
   (Notes 1 and 14)                                                                     121,337           99,662
   Additional paid-in capital                                                        61,526,114       13,172,415
   Stock subscriptions receivable (Notes 8 and 14)                                      (13,589)         (17,589)
   Retained earnings                                                                 10,575,394        4,594,740
   Less reacquired stock at cost;  338,374 shares, respectively
    (Note 12)                                                                          (924,968)        (924,968)
                                                                                  -------------    -------------
      Total shareholders' equity                                                     71,284,288       16,924,260
                                                                                  -------------    -------------
      Total liabilities and shareholders' equity                                  $  77,559,000    $  20,951,694
                                                                                  =============    =============


                 The accompanying notes are an integral part of these consolidated financial statements.
                                     F-2

ROMAC International, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996                  1995                 1994


Net service revenues                                 $     94,210,133      $     45,654,862    $      40,789,352
Direct costs of services                                   53,839,003            25,460,019           24,851,849
                                                     ----------------      ----------------    -----------------
Gross profit                                               40,371,130            20,194,843           15,937,503
Selling, general and administrative
 expenses                                                  30,348,063            15,231,842           15,008,803
Depreciation and amortization                               1,761,967               511,961              248,428
Combination expenses (Note 14)                                    -                     -              2,251,044
Other (income) expense: (Notes 9 and 12)
Dividend and interest income                               (1,412 606)             (213,936)             (62,026)
Interest expense                                               78,086               133,033               29,724
Other (income) expense, net                                  (350,400)             (489,350)          (1,125,189)
                                                     -----------------     ----------------    -----------------
Income (loss) before income taxes                           9,946,020             5,021,293             (413,281)
Provision for income taxes (Note 7)                         3,965,366             2,008,497              186,165
                                                     ----------------      ----------------    -----------------


Net income (loss) (Note 1)                           $      5,980,654      $      3,012,796    $        (599,446)
                                                     ================      ================    =================

Net income (loss) per share
 (Notes 1 and 16)                                    $            .51      $            .36                 (.09)
                                                     ================      ================    =================
Weighted average shares
 outstanding (Note 1)                                      11,779,621             8,487,854            7,038,810
                                                          ===========            ==========            =========






                 The accompanying notes are an integral part of these consolidated financial statements.

ROMAC International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                  1996                    1995                      1994
Cash flows from operating activities:
   Net income (loss)                                          $ 5,980,654             $ 3,012,796               $  (599,446)
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                             1,761,967                 511,961                   248,428
      Provision for losses on accounts and notes receivable       192,708                 290,250                   215,362
      Gain on disposal of fixed assets                                                        (95)                   (1,000)
      Deferred taxes                                               25,753                 (63,836)                 (281,201)
   (Increase) decrease in operating assets:
      Trade receivables, net                                   (9,900,317)             (4,423,705)                 (202,760)
      Notes receivable from franchisees, current                  (56,758)                (39,790)                   62,923
      Prepaid expenses and other current assets                  (892,628)                396,847                  (493,172)
      Notes receivable from franchisees, less current portion     (54,395)                 23,468                    95,215
      Other assets, net                                            (7,125)                (14,168)                  (30,297)
   Increase (decrease) in operating liabilities:
      Accounts payable and other accrued liabilities            1,049,855                (922,221)                  401,855
      Accrued payroll costs                                     1,517,676                 (64,842)                  404,583
      Income taxes payable                                        361,003                 553,856                   (72,467)
      Other long-term liabilities                                 656,715                (681,593)                  330,381
                                                              -----------             -----------               -----------
        Cash provided by (used for) operating activities          635,108              (1,421,072)                   78,404
                                                              -----------             -----------               -----------
Cash flows from investing activities:
   Capital expenditures                                        (3,830,255)             (1,302,068)                 (119,772)
   Acquisitions                                               (11,254,206)                    _                         -
   Proceeds from sale of furniture and equipment, net               -                      11,700                    13,589
   Proceeds from the sale of short-term investments             7,023,634                     -                      17,796
   Premiums paid for cash surrender value of life
      insurance policies                                         (381,416)               (241,209)                  (88,106)
   Payments for purchase of short-term investments                  -                  (7,655,637)                      -
                                                              -----------             -----------               -----------
         Cash used in investing activities                     (8,442,243)             (9,187,214)                 (176,493)
                                                              -----------             -----------               -----------
Cash flows from financing activities:
   Payments on notes receivable from stock subscriptions            4,000                  18,593                    49,825
   Payments on notes payable                                     (702,557)               (570,098)                 (196,001)
   Payments on notes payable to related parties                    (6,275)                (18,271)                  (89,345)
   Proceeds from issuance of notes payable                            -                       -                      16,294
   Payments on notes receivable from related parties              219,636                  96,110                    10,268
   Issuance of notes receivable from related parties             (519,034)               (438,741)                 (172,199)
   Proceeds from issuance of common stock                      47,231,611              11,402,146                       -
   Proceeds from exercise of stock options                        514,624                  32,273                       -
   Repurchase of stock                                              -                         896                       -
                                                              -----------             -----------               -----------
         Cash provided by (used in) financing activities       46,742,005              10,522,908                  (381,158)
                                                              -----------             -----------               -----------
Increase(decrease) in cash and cash equivalents               $38,934,870                 (85,378)                 (479,247)
Cash and cash equivalents at beginning of year                    619,766                 705,144                 1,184,391
                                                              -----------             -----------               -----------
Cash and cash equivalents at end of year                      $39,554,636             $   619,766               $   705,144
                                                              ===========             ===========               ===========










             The accompanying notes are an integral part of these
                      consolidated financial statements.

ROMAC International, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994  (PAGE 1 OF  2)

                                                                                          SHARES          AMOUNT

COMMON STOCK:
Balance at December 31, 1993                                                               6,620,526     $    66,206
Issuance of common stock to minority shareholders (Notes 8 and 14)                         1,254,852          12,548
                                                                                          ----------     -----------
Balance at December 31, 1994                                                               7,875,378          78,754
Issuance of common stock                                                                   2,080,000          20,800
Exercise of stock options                                                                     10,830             108
                                                                                          ----------     -----------
Balance at December 31, 1995                                                               9,966,208          99,662
Issuance of common stock                                                                   2,012,000          20,120
Exercise of stock options                                                                    155,522           1,555
                                                                                          ----------     -----------
Balance at December 31, 1996                                                              12,133,730     $   121,337
                                                                                          ==========     ===========

ADDITIONAL PAID-IN CAPITAL:

Balance at December 31, 1993                                                                             $   674,937
Constructive distribution of S corporation retained earnings                                                 469,405
Issuance of common stock to minority shareholders (Notes 8 and 14)                                           590,044
                                                                                                         -----------
Balance at December 31, 1994                                                                               1,734,386
Issuance of common stock                                                                                  11,381,346
Exercise of stock options                                                                                     32,165
Tax benefit related to employee stock options                                                                 24,518
                                                                                                         -----------
Balance at December 31, 1995                                                                              13,172,415
Issuance of common stock                                                                                  47,211,491
Exercise of stock options                                                                                    513,069
Tax benefit related to employee stock options                                                                629,139
                                                                                                         -----------
Balance at December 31, 1996                                                                             $61,526,114
                                                                                                         ===========

STOCK REPURCHASE OBLIGATION:

Balance at December 31, 1993                                                                             $       -
Stock repurchase obligation  (Note 12)                                                                     (924,072)
                                                                                                         -----------
Balance at December 31, 1994                                                                               (924,072)
Reacquired stock (Note 12)                                                                                   924,072
                                                                                                         -----------
Balance at December 31, 1995 and 1996                                                                    $      -
                                                                                                         ===========

STOCK SUBSCRIPTIONS RECEIVABLE:

Balance at December 31, 1993                                                                             $   (1,385)
Issuance of common stock to minority shareholders (Notes 8 and 14)                                          (36,182)
Payments on stock subscriptions receivable                                                                     1,385
                                                                                                         -----------
Balance at December 31, 1994                                                                                (36,182)
Payments on stock subscriptions receivable                                                                    18,593
                                                                                                         -----------
Balance at December 31, 1995                                                                                (17,589)
Payments on stock subscriptions receivable                                                                     4,000
                                                                                                         -----------
Balance at December 31, 1996                                                                             $  (13,589)
                                                                                                         ===========

                 The accompanying notes are an integral part of these consolidated financial statements.

ROMAC International, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994  (PAGE 2 OF  2)

                                                                                          SHARES           AMOUNT
RETAINED EARNINGS:
Balance at December 31, 1993                                                                             $ 2,334,455
Net income of TAP prior to TAP conversion from S Corp to C Corp
  (Jan.1, 1994 through Aug. 31, 1994)                                                                         81,220
Constructive distribution of S corporation retained earnings                                                (469,405)
Issuance of common stock to minority shareholders (Notes 8 and 14)                                           316,340
Net loss subsequent to conversion of TAP to C Corp (Sept. 1, 1994
   through Dec. 31, 1994)                                                                                   (680,666)
                                                                                                         -----------
Balance at December 31, 1994                                                                               1,581,944
Net income                                                                                                 3,012,796
                                                                                                         -----------
Balance at December 31, 1995                                                                               4,594,740
Net income                                                                                                 5,980,654
                                                                                                         -----------
Balance at December 31, 1996                                                                             $10,575,394
                                                                                                         ===========

REACQUIRED STOCK:

Balance at December 31, 1993 and 1994
Reacquired stock (Note 12)                                                                 (338,220)        (924,072)
Reacquired escrow shares                                                                       (154)            (896)
                                                                                           --------      -----------
Balance at December 31, 1995 and 1996                                                      (338,374)     $  (924,968)
                                                                                           ========      ===========

TOTAL SHAREHOLDERS' EQUITY:

Balance at December 31, 1993                                                                             $ 3,074,213
Net income of TAP prior to TAP conversion from S Corp to C Corp
  (Jan.1, 1994 through Aug. 31, 1994)                                                                         81,220
Issuance of common stock to minority shareholders (Notes 8 and 14)                                           882,750
Net loss subsequent to conversion of TAP to C Corp (Sept. 1, 1994
   through Dec. 31, 1994)                                                                                   (680.666)
Payments on stock subscriptions receivable                                                                     1,385
Stock repurchase obligation  (Note 12)                                                                      (924,072)
                                                                                                         -----------
Balance at December 31, 1994                                                                               2,434,830
Issuance of common stock                                                                                  11,402,146
Net income                                                                                                 3,012,796
Exercise of stock options                                                                                     32,273
Payments on stock subscriptions receivable                                                                    18,593
Reacquired escrow shares                                                                                        (896)
Tax benefit related to employee stock options                                                                 24,518
                                                                                                         -----------
Balance at December 31, 1995                                                                              16,924,260
Issuance of common stock                                                                                  47,231,611
Exercise of stock options                                                                                    514,624
Tax benefit related to employee stock options                                                                629,139
Payments on stock subscriptions receivable                                                                     4,000
Net income                                                                                                 5,980,654
                                                                                                         -----------
Balance at December 31, 1996                                                                             $71,284,288
                                                                                                         ===========

                 The accompanying notes are an integral part
                  of these consolidated financial statement.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      ROMAC International, Inc. (the "Company") was formed on August 31, 1994 as a result of a business combination of a specialty staffing services firm, in operation under the ROMAC(RM) brand name since 1966, and three of its largest franchisees, by exchanging 7,498,660 shares of its common stock for substantially all of the outstanding stock of FMA International, Inc. and its subsidiaries ("Romac-FMA"), Romac and Associates, Inc. and Subsidiary ("Romac Portland"), Romac and Associates of Boston, Inc. ("Romac Boston") and by exchanging 376,718 shares of its common stock for all of the outstanding stock of Temporary Accounting Professionals, Inc. ("TAP"). The Company is organized into three divisions: the Professional Temporary Division provides professional temporary personnel in the fields of accounting and finance; the Contract Services Division provides information technology, human resource, health care, pharmaceutical research and manufacturing services personnel generally on a longer-term contractual basis; and the Search Division provides permanent placement of specialized personnel in the fields of accounting and finance, information technology, health care, pharmaceutical research, manufacturing services, sales and marketing, insurance and human resources. The Company serves principally Fortune 1000 companies in thirteen metropolitan markets through Company-owned locations and two additional metropolitan markets through franchisees and licensees:

              Owned Locations
              ---------------
              Atlanta                                         Minneapolis
              Boston                                          Orlando
              Chicago                                         Philadelphia
              Dallas                                          Pittsburgh
              Fort Lauderdale/Miami                           San Francisco
              Houston                                         Tampa
              Louisville

              Franchised/Licensed Locations
              -----------------------------
              New Orleans
              Raleigh

      Share Exchanges

      The share exchanges described above were accounted for as poolings of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of the combined companies for all dates and periods prior to the merger. Shares of the Company were also exchanged for minority interests of the merged subsidiaries of Romac-FMA resulting in excess fair market value of the minority interest shares over the net book value of the minority interest which is recorded as goodwill. The results of operations attributable to the minority interests have been included in the Company's consolidated financial statements beginning on the acquisition date (see Notes 4 and 14).

      Stock Split/Dividend

      On April 21, 1995, the Company declared a 1.023-for-1 stock split on its common stock. On May 15, 1996 the Company declared a 100% stock dividend on its common stock. All share-related data in these consolidated financial statements have been adjusted retroactively to give effect to these events as if they had occurred at the beginning of the earliest period presented.

      Public Offerings

      The Company completed its initial public offering of 2,080,000 shares of common stock on August 12, 1995. The proceeds of $11,402,146, net of underwriters' discounts and other offering costs, were used to pay down debt, reacquire stock, general working capital purposes, and to finance business acquisitions. The Company completed a secondary offering of 2,012,000 shares of common stock on June 4, 1996. The proceeds of $47,231,611, net of underwriters' discounts and other offering costs, are being used to finance business acquisitions and fund general working capital purposes.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

      The Company classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

      Investments

      Investments in mutual funds and common stock have been classified as available for sale and, as a result, are stated at fair market value. Mutual funds available for current operations are classified in the balance sheet as short-term investments while investments in common stock are included in other assets. Unrealized holding gains and losses are included as a component of shareholders' equity until realized. At December 31, 1996 and 1995, there were no unrealized gains or losses.

      Furniture and Equipment

      Furniture and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases which range from 3 to 7 years (see Note 3).


                                     F-8

      Revenue Recognition

      Net service revenues consist of sales from Company-owned and licensed offices, and royalties received from franchised operations, less credits and discounts. The Company recognizes revenue for the Professional Temporary and Information Systems Contract Services Divisions based on hours worked by assigned personnel on a weekly basis. Search Division revenues are recognized in contingency search engagements upon the successful completion of the assignment. In a retained search engagement the initial retainer is recognized upon execution of the agreement, with the balance recognized on completion of the search. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period, typically 90 days.

      Franchise fees are determined based upon a contractual percentage of the revenue billed by franchisees. Costs relating to the support of franchised operations are included in the Company's selling, general and administrative expenses. The Company includes revenues and related direct costs of licensed offices in its net service revenues and direct cost of services, respectively. Commissions paid to licensees is based upon a percentage of the gross profit generated, and is included in the Company's direct cost of services.

      Income Taxes

      The Company accounts for income taxes under the principles of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

      TAP elected under the Internal Revenue Code to be an S Corporation. Historically, the shareholders of TAP included their pro rata share of income or loss in their individual returns. Accordingly, these financial statements reflect no provision for income taxes related to pre-tax earnings of TAP through August 31, 1994. Effective with the share exchange on August 31, 1994, TAP's S Corporation status was converted to C Corporation status and TAP's subsequent earnings are subject to corporate income taxes (Note 7).

      Stock Based Compensation

      The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") during 1996. The Company has elected to continue accounting for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by SFAS 123
      (Note 11).

      Earnings Per Share

      Earnings per share is computed by dividing net income (loss), by the weighted average number of common and common stock equivalents outstanding. Common stock equivalents consist of shares subject to stock options.

Reclassifications

      Certain reclassifications have been made to the prior year financial statements to conform with the 1996 presentation.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

3. FURNITURE AND EQUIPMENT

      Major classifications of furniture and equipment and related asset lives are summarized as follows:

                                                                                            DECEMBER 31,
                                                                                        1996           1995
                                                USEFUL LIFE
      Furniture and
       equipment                                  5 years                          $1,864,315       $1,113,849
      Computer equipment                          5 years                           6,124,272        1,843,533
      Equipment under capital
       lease                                    lease term                             -               865,040
      Leasehold improvements                    lease term                            192,042          152,689
                                                                                   ----------       ----------
                                                                                    8,180,629        3,975,111
      Less accumulated
       depreciation and amortization                                                2,834,464        1,569,827
                                                                                   ----------       ----------
                                                                                   $5,346,165      $ 2,405,284
                                                                                   ==========      ===========

      During December 1996, the Company paid $502,191 to terminate its existing information systems capital lease commitment. During January 1997, the Company accepted $1.2 million in equipment subject to a noncancelable capital lease commitment with an initial term commencing on April 1, 1997.







                                     F-10

4. ACQUISITIONS

      Goodwill and intangible assets of $10,914,551 at December 31, 1996 relates primarily to acquisitions made during 1996. In January 1996, the Company completed the acquisition of all of the assets except for cash and accounts receivable of Venture Network Corporation, Inc. ("Venture"), a Company engaged in the business of providing permanent and contract services for information systems personnel. The purchase price, including a non-compete agreement, was approximately $1.1 million.

      In February 1996, the Company acquired the intangible assets of PCS Group, Inc., a provider of contract service information systems personnel. The purchase price, including a non-compete agreement, was approximately $2.3 million. In March 1996, the Company acquired certain of the assets except for cash and accounts receivable of Strategic Outsourcing, Inc. for approximately $2.5 million in cash. In June 1996, the company acquired the fixed assets and intangible assets of Bayshare, Inc., the former legal entity for the Romac franchise for the San Francisco area. The purchase price was approximately $5.0 million and is subject to adjustment upon attainment of certain operating results. The shareholders' of the acquisitions listed above, except for Bayshare, may earn additional purchase price consideration up to $3.7 million in the aggregate upon attainment of certain operating results.

      Goodwill as of December 31, 1995 and 1994 relates primarily to the exchange of the minority interests of the merged subsidiaries of Romac-FMA (Notes 1 & 14). Goodwill is amortized on a straight-line basis over a fifteen year period and intangible assets are amortized over the life of the employment agreement (five to eight years). Management periodically reviews the potential impairment of goodwill in order to determine the proper carrying value of goodwill as of each balance sheet date presented. Goodwill amortization expense of $652,582, $107,859 and $102,300 was recorded for the years ended December 31, 1996, 1995 and 1994, respectively.

      Since the initial merger, the Company has accounted for all acquisitions through December 31, 1996 using the purchase method of accounting. The results of the acquired companies' operations have been included with those of the Company from the dates of the respective acquisitions.

      The pro forma results of operations listed below reflect purchase accounting and proforma adjustments as if the transactions occurred as of the beginning of 1996 and 1995. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transaction had occurred on the dates indicated or the expected financial position or results of operations in the future.

                                                    1996                1995
                                                (unaudited)          (unaudited)
Net service revenue                             $99,830,433          $64,831,000
Gross profit                                     43,035,986           29,187,311
Income before taxes and minority interest        10,619,097            6,084,287
Net income                                        6,375,570            3,650,572
Earnings per share                              $       .54          $       .43

5. OTHER ASSETS

     Other assets consist primarily of cash surrender value of life insurance:

                                                            DECEMBER 31,
                                                         1996          1995

     Cash surrender value of life insurance policies  $ 795,114     $ 413,698
     Investment in common stock                          52,500        52,500
     Other                                               58,427        51,302
                                                      ---------     ---------
                                                      $ 906,041     $ 517,500
                                                      =========     =========

      The cash surrender value of life insurance policies relates to policies maintained on key employees used to fund deferred compensation agreements (see Note 10), an insurance policy, with a cash surrender value of $38,690 and $40,211 at December 31, 1996 and 1995, respectively, required under the terms of a related party note payable to cover a key employee in an amount sufficient to pay the unpaid balance of principal and interest on the note, and key man life insurance on officers with a cash surrender value of $233,660 and $111,095 at December 31, 1996 and 1995,
      respectively.

6. NOTES PAYABLE

      Notes payable are summarized as follows:

                                                           DECEMBER 31,
                                                        1996         1995
      Obligation under capital lease with monthly
      payments of principal and interest at 14%
      through March 1998                             $   -       $  303,656
      Obligations under capital lease with monthly
      payments of principal and interest at 15%
      through March 1999                                 -          398,901
                                                     -------     ----------
                                                                    702,557
      Less current maturities                            -          208,072
                                                     -------     ----------
                                                     $   -       $  494,485
                                                     =======     ==========

      During 1995, the Company had a line of credit agreement of $2.0 million bearing an interest rate of 2.9% plus the 30 day commercial paper rate (8.71% as of December 31, 1995), expiring in March 1996. In March 1996, the Company entered into a new unsecured line of credit agreement. This agreement provides for up to $5.0 million of working capital to the Company for general corporate purposes. This agreement matures on May 13, 1997 and bears interest at 150 basis points above the average rate at which deposits in U.S. dollars were offered in the London interbank market (LIBOR). The total amount that may be outstanding under this agreement is limited to specified percentages of accounts receivable. This agreement contains restrictive covenants which require the maintenance of certain financial ratios. The Company is in compliance with all covenants as of December 31, 1996 and 1995. No amounts were outstanding on any of these lines of credit at December 31, 1996 and 1995. During December 1996, the Company paid $502,191 to terminate its existing information systems capital lease commitment.

7. INCOME TAXES

      Prior to the August 31, 1994 share exchanges (see Note 1) the various entities within the Company filed separate income tax returns. The provision for income taxes has been calculated based upon those individual tax reporting entities and does not represent the provision for income taxes as if the entities filed a consolidated income tax return through the date of the share exchanges. Subsequent to the share exchanges, the provision is calculated on a consolidated basis.

      The provision for income taxes consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                             1996                  1995              1994
      Current:
        Federal                      $     3,239,482        $    1,657,867    $      418,170
        State                                751,637               414,466            49,196
      Deferred                               (25,753)              (63,836)         (281,201)
                                     ---------------        --------------    --------------

                                     $     3,965,366        $    2,008,497    $      186,165
                                     ===============        ==============    ==============


      The provision for income taxes through the date of the share exchanges in 1994, does not include a provision for the income of TAP during the period that TAP was an S Corporation. If TAP were taxable as a C Corporation at the highest federal marginal tax rate, the provision for income taxes would increase for 1994 by $27,615.

      The provision for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

                                                                                YEARS ENDED DECEMBER 31,
                                                                       1996               1995               1994
                                                                          %                 %                  %
      Federal income tax rate                                           34.0               34.0              (34.0)
        TAP S Corporation Income                                         -                  -                 (9.1)
        State income taxes, net of federal tax benefit                   5.0                5.3               (4.0)
        Non-deductible items                                             1.4                1.1              140.2
        Goodwill amortization                                            (.1)                .4                9.2
        Life insurance items                                              .2                 .2              (47.2)
        Other                                                            (.5)              (1.0)             (  - )
                                                                        ----               ----              -----
       Effective tax rate                                               40.0               40.0               55.1
                                                                        ====               ====              =====


      Nondeductible items consist primarily of merger and acquisition costs in 1994 and meals and entertainment expenses which are not deductible for tax purposes, resulting in higher income tax expense.









                                     F-13

      Deferred income tax assets and liabilities shown on the balance sheet are comprised of the following:

                                                           DECEMBER 31,
                                                        1996          1995
      Deferred taxes, current:
      Assets
           Allowance for bad debts                 $  222,638      $   244,773
           Accrued liabilities                         20,684           63,601
                                                   ----------      -----------
              Net deferred tax asset, current      $  243,322      $   308,374
                                                   ==========      ===========


      Deferred taxes, non-current:
           Assets
           Deferred compensation                   $  447,508      $   170,112
           Deferred rent                               34,440           50,139
                                                   ----------      -----------
                                                      481,948          220,251
        Liabilities
           Depreciation                              (272,638)        (101,746)
                                                   ----------      -----------
           Net deferred tax asset, non-current     $  209,310      $   118,505
                                                   ==========      ===========

      A valuation allowance on the deferred tax assets has not been recorded due to the presence of taxable income in years available for carryback.



8. RELATED PARTIES

      Receivables from Related Parties

      Receivables from related parties are summarized as follows:

                                                              DECEMBER 31,
                                                         1996             1995
      Receivables from officers and shareholders     $  799,730     $    559,356
      Other related party receivables                   162,400          113,376
                                                     ----------     ------------
                                                        962,130          672,732

      Less current maturities                            99,912          186,219
                                                         ------          -------
                                                     $  862,218     $    486,513
                                                     ==========     ============

      Receivables from officers and shareholders include non interest bearing receivables for premiums paid on split dollar life insurance policies (see
      Note 10). Repayment terms on the remaining unsecured receivables range from one to five years at rates of 7% to 11%.

   Payables to Related Parties

      Notes payable to related parties include the following:

                                                               DECEMBER 31,
                                                           1996       1995
      Note payable to a related party, principal
      and 9% interest payable in bi-monthly
      installments through May, 1997                    $  22,718   $   28,993
      Less current maturities                              22,718       23,000
                                                        ----------  ----------
                                                        $    -      $    5,993
                                                        ==========  ==========

      Related Party Leases

      The Company has operating leases with related parties as discussed in
      Note 12.

      Subsidiary Stock Subscription Notes Receivable

      From 1989 to August 31, 1994, certain subsidiaries of Romac-FMA issued stock to key employees of its respective majority owned subsidiaries of Romac-FMA in exchange for stock subscription notes receivable. At December 31, 1996 and 1995, $13,589 and $17,589, respectively, of non interest bearing subscription notes receivable were outstanding and collateralized by the respective shares of the subsidiaries' stock. The outstanding balances of these notes receivable were reflected as a reduction of the minority interest through August 31, 1994, at which time the minority interests of certain subsidiaries of Romac-FMA were exchanged for shares in the Company and the remaining outstanding subscription receivables are now shown as a reduction of shareholders' equity.

      Consulting Agreement

      In October 1995, the Company entered into a strategic consulting agreement with a company affiliated with one of its outside board members. Services under this agreement were completed by December 1996 at an aggregate cost of approximately $215,000.

9. FRANCHISE REORGANIZATION

      During fiscal 1994, the Company reached an agreement with two of its franchisees (the Philadelphia and Memphis locations) wherein the Company agreed to terminate the remaining term of their franchise agreements in exchange for immediate cash payments and notes receivable aggregating $560,000 and, with respect to the Philadelphia agreement, a percentage of gross revenue for a specified time period, in lieu of the future cash flows anticipated under the franchise agreement.

      In January 1995, the Company reached agreements with the Arlington and Dallas franchisees to terminate their franchise agreements. The terms of the Arlington agreement included a $260,000 note receivable at 9% interest, payable in 18 equal monthly installments. The agreement also includes a covenant not to compete in the Arlington market for a four month period beginning January 1, 1995. The Dallas arrangement included a $175,000 cash settlement and the Company retained the rights to the phone listing and other business records at the Dallas location.


                                     F-15

      In 1996, the Company reached agreements with its Minneapolis, Portland and St. Louis franchises to terminate their franchise agreements. The terms of the Minneapolis agreement included notes receivable totaling $206,830 at 8% interest payable in 18 equal monthly installments. The agreement also allowed the Company to immediately enter the Minneapolis market. The terms of the Portland agreement included a $106,000 note receivable at 9% interest payable in 149 equal weekly installments. The agreement also includes a covenant not to compete in the Portland market for a six month period beginning July 31, 1996. The St. Louis agreement included a $58,999 note receivable at 8% interest payable in 18 equal monthly installments. The agreement also allowed the Company to immediately enter the St. Louis market.

      The revenue from these transactions has been reflected as other income in each respective year. Receivables related to these agreements of $246,802 and $90,475 at December 31, 1996 and 1995, respectively, are included in notes receivable from franchisees.

      Franchise royalties amounted to $450,000, $487,000 and $886,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

10.   EMPLOYEE BENEFIT PLANS

      401(k) Savings Plan

      Effective May 1, 1993, Romac-FMA implemented a qualified defined contribution 401(k) plan covering substantially all full-time employees, except officers and certain highly compensated employees. The plan offers a savings feature and Company matching contributions. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of this plan are held in trust for the sole benefit of employees. During 1996, this plan was adopted in its entirety by Romac International, Inc. Employer contributions to this 401(k) totaled $39,989, $22,406, and $28,236 in 1996, 1995 and 1994, respectively.

      Romac Boston and Romac Portland also have qualified defined contribution 401(k) plans covering substantially all full-time employees. No employer matching contributions were made for these plans for the years ended December 31, 1996, 1995 and 1994.

      Employee Stock Ownership Plan

      Romac Boston maintains an employee stock ownership plan covering all eligible employees meeting the length of service requirements. Effective with the share exchange described in Note 1, the outstanding shares of the employee stock option plan for Romac Boston were exchanged for 59,786 shares of the Company. Contributions are determined solely at the discretion of its Board of Advisors. No contributions were made for the three years ended December 31, 1996. All shares in the employee stock ownership plan have been allocated to individual participants. These shares were sold during the Company's initial public offering and the cash proceeds were entrusted to the plan.

      Deferred Compensation Plan

      The Company has a non-qualified deferred compensation plan pursuant to which eligible officers and highly compensated key employees may elect to defer part of their compensation to later years. The Company accrues interest and discretionary

      Company matching contributions. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment, and at December 31, 1996 and 1995, aggregated $1,118,770 and $433,075, respectively. The Company has insured the lives of the participants in the deferred compensation program to assist in the funding of the deferred compensation liability. The cash surrender value of these Company-owned life insurance policies of $522,764 and $262,392 at December 31, 1995 and 1994, respectively, is included in other assets. Compensation expense of $28,000, $45,100, and $129,200 was recognized for the plan for the years ended December 31, 1996, 1995 and 1994, respectively.

      Split Dollar Life Insurance

      In 1995, the Company entered into split dollar and cross-purchase split dollar life insurance agreements with several officers and their estates whereby the Company pays a portion of the life insurance premiums on behalf of the officers and their estates. The Company has been granted a security interest in the cash value and death benefit of each policy equal to the amount of the cumulative premium payments made by the Company. The intent of these agreements is to, in the event of an officer's death, provide liquidity to pay estate taxes and to provide surviving officers with the ability to purchase shares from a deceased officer's estate, minimizing the possibility of a large block of the Company's common shares being put on the open market to the potential detriment of the Company's market price and to allow the company to maintain a concentration of voting power among its officers.

      Total premiums paid to date of $742,092 and $381,300 are included in related party receivables for the year ended December 31, 1996 and 1995, respectively (see Note 8).

11. STOCK OPTION PLANS

      During 1994, the Company established an employee incentive stock option plan which authorized the issuance of options to purchase common stock to employees. The maximum number of shares of common stock that could be issued under the plan could not exceed 818,400. In 1995 the employee stock option incentive plan was amended to increase the number of shares of common stock that may be issued to 1,534,500. During 1996, this plan was amended to increase the number of shares of common stock that may be issued under the plan to 3,000,000, to allow persons other than employees to participate in the plan, to allow incentives in the form of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock to be awarded under the plan, and to effect a change in the plan name to the Romac International, Inc. Stock Incentive Plan.

      During 1995, the Company established a non-employee director stock option plan which authorized the issue of options to purchase common stock to non-employee directors. The maximum number of shares of common stock that can be issued under this plan is 200,000.










                                     F-17

      A summary of the Company's stock option activity is as follows:

                                                                  NON-                               WEIGHTED        WEIGHTED
                                              EMPLOYEE          EMPLOYEE                             AVERAGE         AVERAGE
                                             INCENTIVE          DIRECTOR                             EXERCISE       FAIR VALUE
                                           STOCK OPTION       STOCK OPTION                           PRICE PER      OF OPTIONS
                                               PLAN               PLAN               TOTAL            SHARE          GRANTED
          Granted                                 275,492            -                 275,492          $2.73              N/A
          Exercised                                     -            -                       -
                                                   ------        -----                  ------
     Outstanding as of
          December 31, 1994                       275,492            -                 275,492          $2.73
          Granted                                 831,706       40,000                 871,706          $5.38            $1.90
          Exercised                               (10,830)           -                 (10,830)         $2.98
                                                 --------       ------               ---------
     Outstanding as of
          December 31, 1995                     1,096,368       40,000               1,136,368          $4.76
          Granted                                 922,300       20,000                 942,300         $21.92            $8.18
          Exercised                              (155,522)           -                (155,522)         $3.31
          Forfeited                               (61,200)           -                 (61,200)        $16.50
                                                 --------       ------               ---------
     Outstanding as of
          December 31, 1996                     1,801,946       60,000               1,861,946         $13.18
                                                =========      =======              ==========

          Exercisable at December 31:
                     1996                         490,342       20,000                 510,342
                     1997                         513,129       24,000                 537,129
                     1998                         409,081        4,000                 413,081
                     1999                         272,068        4,000                 276,068
                     2000                          50,326        4,000                  54,326


          Options granted during each of the three years ended December 31, 1996 have vesting requirements ranging from one to seven years. Options expire at the end of ten years from the date of grant.

          The following table summaries information about employee and director stock options:

                                                                                OPTIONS OUTSTANDING
                                                                                -------------------

                                                                    NUMBER            WEIGHTED
                                                                  OUTSTANDING          AVERAGE         WEIGHTED
                                                                      AT              REMAINING        AVERAGE
                                                                 DECEMBER 31,        CONTRACTUAL       EXERCISE
          RANGE OF EXERCISE PRICES                               1996 (SHARES)      LIFE (YEARS)      PRICE ($)
          ------------------------                               -------------      ------------      ---------
                 $2.73 - $2.98                                       613,596              1.2           $ 2.90
                 $8.375 - $9.375                                     341,950              2.8           $ 8.49
                 $12.50 - $15.375                                    120,100              3.4           $12.61
                 $22.00 - $30.50                                     786,300              3.6           $23.33
                                                                   ---------
                                                                   1,861,946

                                                                     OPTIONS EXERCISABLE
                                                                     -------------------

                                                                    NUMBER
                                                                   EXERCISABLE        WEIGHTED
                                                                      AT               AVERAGE
                                                                 DECEMBER 31,         EXERCISE
          RANGE OF EXERCISE PRICES                               1996 (SHARES)        PRICE ($)
          ------------------------                               -------------        ---------
                 $2.73 - $2.98                                       396,944            $ 2.91
                 $8.375 - $9.375                                      93,198            $ 8.59
                 $12.50 - $15.375                                     20,200            $12.72
                                                                     -------
                                                                     510,342

          Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net income and net income per share would have been as follows:

                                                                           YEARS ENDED
                                                                          DECEMBER 31,
                                                                     1996               1995
                                                                     ----               ----
      Net income:
          As Reported                                             $5,980,654         $3,012,796
          Pro Forma                                               $5,509,128         $2,912,047

      Net income per share:
          As Reported                                             $     0.51         $     0.36
          Pro Forma                                               $     0.47         $     0.34


      The fair value of each option is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for both periods; risk-free interest rates of 5.95% - 7.99% for options granted during the year ended December 31, 1995 and 5.09% - 6.62% for options granted during the year ended December 31, 1996; a weighted average expected option term of 3 - 5 years for both periods; and a volatility factor of 35.35% for both periods.

      Tax benefits resulting from the disqualifying dispositions of shares acquired under the Company's employee incentive stock option plan reduced taxes currently payable by $629,139 and $24,518 in 1996 and 1995, respectively. These tax benefits are credited to additional paid-in-capital.

12. COMMITMENTS AND CONTINGENCIES

      Operating Leases

      During 1994, the Company transferred its interest in a limited partnership to certain shareholders of the Company by assuming the Company's subscription note payable for the limited partnership interest for an amount of $49,000, which approximated the fair value of the limited partnership investment. The principal asset of the partnership is an office building in which the Company leases space for use as its headquarters. The Company leases this space under an operating lease with monthly payments of $26,965 expiring in 2001. The Company also leases office space for Romac Portland from a related party at an annual rental of $73,980 subject to adjustment as defined through December 31, 2000. The Company leases other space and various equipment under operating leases expiring at various dates with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

      Future minimum lease payments under operating leases are summarized as follows: 1997, $1,758,365; 1998, $1,616,178; 1999, $1,494,681; 2000,
      $1,406,013; and $754,391 thereafter. Minimum obligations have not been reduced by minimum sublease rentals of $194,557 due under a noncancellable sublease.

      Rental expense under all operating leases was $1,378,749, $759,452 and $621,696 for 1996, 1995 and 1994, respectively.

      Noncancellable Processing Commitment

      The Company has an agreement with a third party processor ("Processor") who provides certain services for some of the Company's franchised and licensed temporary placement operations; the cost of such services is a percentage of gross billings as defined within the agreement. Pursuant to certain contract termination provisions, the Company would be required to pay $500,000 in the event of termination of such agreement. The agreement continues in effect until the aggregate of all amounts actually collected and paid to the Processor from September 1, 1985 exceeds $5,000,000. The cumulative amounts processed were $4,279,144, $4,093,619 and $3,840,205 as of December 31, 1996, 1995 and 1994, respectively.








                                     F-20

      Stock Repurchase Agreements

      Stock repurchase agreements between certain subsidiaries of the Company (former Romac-FMA subsidiaries) and certain shareholders provided for the purchase of their shares of the subsidiaries' stock in the event of disability or death of the shareholder, at market value as determined by an independent third party. The commitment under such agreements was partially funded by term life insurance and disability policies on these shareholders owned by the Company. In connection with these redemption agreements, the Company had employment agreements with such key employees until consummation of the share exchange, wherein all such employment agreements were terminated, with the exception of those discussed below and the repurchase agreements were amended to reflect the receipt of shares of the Company in exchange for shares owned in the former FMA subsidiaries. On April 26, 1995, all such agreements were amended to convert the Company's repurchase obligation to an option to purchase, at the discretion of the Company.

      In October 1994, the Company became liable to repurchase approximately 338,220 shares under one of the stock repurchase agreements due to the death of a shareholder. Under the terms of the repurchase agreement, the liability was to be paid in five equal annual installments beginning March 1, 1995, with interest payable at 9%. The note was paid in full as of December 31, 1995. The related life insurance proceeds of approximately $500,000 is included in other income for the year ended December 31, 1994. The amendment of the stock purchase agreements on April 26, 1995 by the Company and its certain shareholders eliminated all contingent stock repurchase obligations. Accordingly, the related life insurance policies were terminated.

      Indemnifications

      Certain contingencies existing at the date of the share exchange transaction as described in Note 1 have been specifically indemnified through escrow accounts established under the share exchange agreements.

      Litigation

      The Company is involved in litigation in the ordinary course of business which will not, in the opinion of management, have a material effect on the results of operations or financial condition of the Company.

      Employment Agreements

      During 1995 and 1996, the Company entered into employment agreements with certain executive officers which provide for minimum compensation and salary and certain benefit continuation for a two year period under certain circumstances. The agreements also provide for a payment of amounts two times their annual salary if a change in control (as defined) of the Company occurs and include a covenant against competition with the Company which extends for one year after termination for any reason. The Company's liability at December 31, 1996 would be approximately $1.2 million in the event of a change in control or if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts. Effective March 1, 1997, the Company renewed the employment agreements of certain executive officers for additional three year periods.




                                     F-21

13. SUPPLEMENTAL CASH FLOWS INFORMATION

      The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                       1996             1995          1994
      Goodwill recorded in connection with the exchange
      of 1,022,774 shares of common stock for
      outstanding minority interest (Notes 1, 4, and 14)         $       -          $     -          $602,592

      Contribution of minority interest liability at
      date of share exchange transaction to retained
      earnings (Notes 1, 8 and 14)                                       -                -           316,340

      Contribution of S Corporation retained earnings
      to additional paid-in capital for change in TAP
      tax status to C Corporation status (Note 1)                        -                -           469,405

      Accrued liability and long-term liability for
      treasury stock repurchase obligation (Note 12)                     -                -           924,072

      Capital lease transaction                                          -             1,206,184            -

      Cash paid during the year for:
        Interest                                                 $    78,086         $   133,033    $  29,700
        Income taxes                                             $ 3,675,292         $ 1,514,983    $ 539,900


14. BUSINESS COMBINATION

      As described in Note 1, certain minority shares exchanged under the share exchange agreement resulted in excess fair market value of the minority interest shares over the net book value of the minority interest being recorded as goodwill. In connection with the share exchange agreements and related restructuring, approximately $2,250,000 of combination expenses were incurred. Included in this amount is approximately $1.3 million of merger and acquisition costs, primarily related to brokerage, legal and accounting fees, which were incurred and expensed in 1994. Additionally, in 1994 the Company announced the decision to consolidate and restructure operations. As a result, management closed its Portland office (former corporate headquarters) effective February 1995, and terminated eight employees at the Portland and Boston locations at an approximate cost of $900,000 which was expensed in 1994. As of December 31, 1996 and 1995, approximately $0 and $70,000 of severance remains accrued in accounts payable and other accrued expenses and $125,000 and $160,000 of lease costs remain accrued in other long-term liabilities, respectively.

15. SUBSEQUENT EVENTS

      On January 23, 1997, the Company completed the acquisition of all of the assets except for cash and accounts receivable of Career Enhancement International of Massachusetts., Inc. and Career Concepts, Inc., businesses under common ownership and engaged in providing permanent and contract services for information systems personnel. The purchase price of approximately $4.4 million includes a non-compete agreement and is subject to adjustment upon attainment of certain operating results.

      Acquisition (unaudited)

      On March 18, 1997, Romac completed the acquisition of the stock of Professional Application Resources, Inc. ("PAR") a business engaged in providing contract services for information systems personnel. The transaction will be accounted for under the purchase method of accounting. The purchase price of approximately $4.7 million includes a non-compete agreement.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                         QUARTER ENDED
                                                   MAR. 31          JUN. 30        SEPT. 30        DEC. 31
      Fiscal 1996
        Net service revenues                     $16,889,273      $21,465,489     $26,432,923    $29,422,448
        Gross profit                               7,170,480        9,436,724      11,368,572     12,395,354
        Net income                                 1,025,268        1,287,701       1,805,085      1,862,600
        Net income per share-primary                   $. 10            $. 12            $.14           $.15
        Net income per share-fully diluted             $ .10            $. 11            $.14           $.15
                                                       =====            =====            ====           ====

      Fiscal 1995
        Net service revenues                      $9,562,347      $10,051,649     $12,092,519    $13,948,347
        Gross profit                               4,203,278        4,717,960       5,325,508      5,948,097
        Net income                                   727,195          480,778         707,225      1,097,598
        Net income per share-primary                   $ .10            $ .07          $  .08          $ .11
        Net income per share-fully diluted             $ .10            $ .07          $  .08          $ .11
                                                       =====            =====          ======          =====

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

                                EXHIBIT INDEX

SEQUENTIAL
EXHIBIT NO.             DESCRIPTION                                     PAGE
3.1        Amended and Restated Articles of Incorporation**

3.2        Bylaws**

4.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1)**

4.2        Bylaws (incorporated by reference to Exhibit 3.1)**

10.1 Share Exchange Agreement, dated as of August 25, 1994 among the Company and the shareholders of Romac and Associates, Inc., Romac & Associates of Boston, Inc.,
           MA International, Inc., Romac and Associates of Tampa,
           Inc., FMA and Associates of Tampa, Inc. Matthew James
           & Associates, Inc., FMA Temporaries, Inc., FMA Temporaries of Rhode Island. Inc. and FMA Consulting Services of Tampa, Inc.
           (collectively, the "Constituent Corporations) **

10.2 TAP Share Exchange Agreement, dated as of August 25, 1994 among the Company and the shareholders of Temporary
           Accounting Professionals, Inc. ("TAP") **

10.3       Escrow Agreement, dated as of August 25, 1994, among the
           Company, the shareholders of the Constituent Corporations, and NationsBank of Florida, N.A., as escrow agent**

10.4 Registration Rights Agreement, dated August 31, 1994, among the Company and certain shareholders of the Constituent
           Corporations and TAP**

10.5       Shareholder Registration Rights Agreement, dated as of September 5,
           1994 among the Company and certain shareholders of the Company**

10.6       Shareholders' Agreement, dated as of August 31, 1994, among the
           Company, David L. Dunkel, Howard W. Sutter, and Richard M.
           Cocchiaro, as controlling shareholders, and certain other shareholders and holders of options to purchase shares of the Company's Common Stock**

* Incorporated by reference to the Company's Current Report on Form 8-K (File No.0- 26058).
**  Incorporated by reference to the Company's Registration Statement on Form
      S-1 (File No. 33-91738).

SEQUENTIAL
EXHIBIT NO.             DESCRIPTION                                     PAGE

10.7       Sample Form of Franchise Agreement**

10.8 Lease Agreement, dated January 8, 1991, between Hyde Park Place Ltd. II, as lessor and FMA International, Inc., as lessee**
10.9 Form of Master Finance Agreement between the Company and Informix Software, Inc.**

10.10      Form of Deferred Compensation Agreement between FMA
           International, Inc. and certain of its officers**

10.11      Incentive Stock Option Plan and form of option agreement**

10.12 License Agreement, dated January 2, 1990, between Romac and Associates, Inc. and Bye Enterprises, Inc., as amended**

10.13 Asset Acquisition Agreement between Romac International, Inc. and Venture Networks Corporation, Inc.*

10.14 Asset Acquisition Agreement between Romac International, nc. and PCS Group, Inc.*

10.15 Asset Acquisition Agreement between Romac International, Inc. and Strategic Outsourcing, Inc.*

10.16 Promissory Note dated March 13, 1996, between the Company and NationsBank, N.A.(South) and related guaranties and security agreements**

10.17 Employment Agreement, dated as of February 23, 1996 , between the Company and James D. Swartz

10.18 Employment Agreement, dated as of March 1, 1997 , between the Company and David L. Dunkel

10.19 Employment Agreement, dated as of March 1, 1997 , between the Company and Howard W. Sutter

10.20 Employment Agreement, dated as of March 1, 1997 , between the Company and Peter Dominici

10.21 Asset Acquisition Agreement between Romac International, Inc. and Bayshare, Inc.*

* Incorporated by reference to the Company's Current Report on Form 8-K (File No.0- 26058).
** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-91738).

SEQUENTIAL
EXHIBIT NO.             DESCRIPTION                                     PAGE

10.22 Purchase Agreement dated December 30, 1996 between Romac International, Inc. and Mon-Wal, Inc. d/b/a The Waldec Group

10.23 Master Lease Agreement, dated December 31, 1996, between Romac International, Inc. and Comdisco, Inc.

21.        List of subsidiaries of Company

23.        Consent of Price Waterhouse LLP

27.        Financial Data Schedule (for SEC use only)

* Incorporated by reference to the Company's Current Report on Form 8-K (File No.0- 26058).
**  Incorporated by reference to the Company's Registration Statement on Form
      S-1 (File No. 33-91738).

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROMAC INTERNATIONAL, INC.

Date:   March 27, 1997               By:   /s/ David L Dunkel
                                        ---------------------
                                     David L. Dunkel
                                     Chairman of the Board, President,
                                     Chief Executive Officer and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   March 27, 1997               By: /s/ Howard W. Sutter
                                        ---------------------
                                     Howard W. Sutter
                                     Director

Date:   March 27, 1997               By: /s/ Peter Dominici
                                        -------------------
                                     Peter Dominici
                                     Chief Financial Officer, Secretary,
                                     Treasurer and Director

Date:   March 27, 1997               By: /s/ Maureen Rorech
                                        -------------------
                                     Maureen Rorech
                                     Director

Date:   March 27, 1997               By: /s/ Richard M. Cocchiaro
                                        -------------------------
                                     Richard M. Cocchiaro
                                     Director

Date:   March 27, 1997               By: /s/ W.R. Carey, Jr.
                                        --------------------
                                     Director

Date:   March 27, 1997               By: /s/ Gordon Tunstall
                                        --------------------
                                     Director

Date:   March 27, 1997               By: /s/ David L. Dunkel
                                        --------------------
                                     Director

(b)      Financial Statement Schedules

      Consolidated financial statement schedule for the three years ended December 31, 1996:

         Schedule II-Valuation and qualifying accounts

All other schedules are omitted because they are not applicable or the requested information is shown in the Financial Statements of the Registrant or Notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Romac International, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 7, 1997 appearing in this Form 10-K of Romac International, Inc. also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
Price Waterhouse LLP
Tampa, Florida
February 7, 1997

ROMAC INTERNATIONAL, INC.
VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE                                                SCHEDULE II


Column A                     Column B                Column C                         Column D           Column E

Description
                            Balance at              Charged to       Charged to
                         Beginning of period         costs and         other                            Balance at
                                                     expenses         accounts         Deductions      end of period

Allowance Reserve      1994       $301,800           215,362                            184,262            $332,900
                       1995        332,900           376,201                             85,951             623,150
                       1996        623,150           192,708                            199,262             616,596