Form 10-Q
period 1997-03-31
ROMAC INTERNATIONAL INC
filed 1997-05-15
CIK 930420

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

                  For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1997.

                   12,036,904 shares of $.01 par value Common Stock
==============================================================================

                     PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT

                              ROMAC INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
		                              (AMOUNTS IN THOUSANDS)

                                                       March     December
                                                         31         31
                                                        1997       1996
                                                       ------     ------
                                                     (unaudited)

                        Assets:
Current Assets:
Cash and cash equivalents                           	$31,017   	 $39,555
Short-term investments                                   914  	      880
Trade receivables, net of allowance for doubtful
  accounts of $597 and $617 respectively             	20,954     	17,061
Notes receivable from franchisees, current              	277    	 			193
Receivables from related parties, current	               494         100
Deferred tax asset                                      	243    	    243
Prepaid expenses and other current assets              1,345       1,214
                                                      ------      ------
                   Total current assets              	55,244      59,246

Note receivable from franchisees, less current portion   	54     	     75
Receivables from related parties, less current portion  	813    	     862
Deferred tax asset                                      	209     	    209
Furniture and equipment, net                          	5,642       	5,346
Goodwill, net of accumulated amortization of
  $1,436 and $1,108, respectively                     19,675       10,915
Other assets, net                                    	 2,046          906
                                                     -------      -------
                   Total assets                     	$83,683      $77,559
			                                                  =======      =======
          Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities       $ 1,465     	$ 1,723
Accrued payroll costs                                 	4,748       	2,976
Current portion of payables to related parties          	 40          	23
Income taxes payable                                  	1,239      	   304
                                                      ------       ------
                   Total current liabilities          	7,492  	     5,026
Other long-term liabilities, less current portion      1,618        1,249
                                                      ------       ------
                   Total liabilities                  	9,110       	6,275

Commitment and contingencies	               	            --           -

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares
  authorized, none issued and outstanding	               --           -
Common stock, par value $.01; 15,000 shares authorized,
  12,373 and 12,134 issued, respectively                	124     	    121
Additional paid-in-capital                           	62,721 	     61,526
Stock subscriptions receivable	                           (1)        	(13)
Retained earnings                                     12,654  	    10,575
Less reacquired stock at cost; 338 shares,
  respectively	                                         (925)        (925)
                                                      ------       ------
                   Total shareholders' equity        	74,573 	     71,284
                                                      ------       ------
   Total liabilities and shareholders' equity        $83,683      $77,559
                                                     =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                         1
==============================================================================

                             ROMAC INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        	      Three Months Ended
                                                March       March
                                                  31          31
                                                	1997     	  1996
                                                ------      ------
                                             	(unaudited)	(unaudited)

Net service revenues                            	$34,952    $16,889
Direct costs of service                           21,004    	 9,719
 				                                             ------     ------
Gross profit                                      13,948      7,170

Selling, general and administrative expenses      10,532      5,372
Depreciation and amortization                        659        237
Other (income) expense          	                   (609)      (147)
					                                             ------     ------
Income before income taxes     	                   3,366      1,708

Provision for income taxes                         1,287        683
					                                             ------     ------
Net income                    	                  $ 2,079    $ 1,025
					                                            =======    =======

Net income per share     	                         $0.17     	$0.10
               					                               =====      =====

Weighted average shares outstanding              	12,599     10,338
		                   		                          =======    =======



The accompanying notes are an integral part of these consolidated financial statements.

                                         2
==============================================================================

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1997
                           (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                       Shares    Amounts
COMMON STOCK:
Balance at December 31, 1996           12,134    $   121
Exercise of stock options                 239          3
                                       ------     ------
Balance at March 31, 1997              12,373    $   124
                                                  ======
ADDITIONAL PAID-IN CAPITAL:
Balance at December 31, 1996                     $61,526
Exercise of stock options                            850
Tax benefit related to employee
  stock options                                      345
                                                  ------
Balance at September 30, 1996                    $62,721
                                                 =======

STOCK SUBSCRIPTIONS RECEIVABLE:
Balance at December 31, 1996                     $   (13)
Payments                                              12
                                                  ------
Balance at March 31, 1997                        $     1
                                                 =======
RETAINED EARNINGS:
Balance at December 31, 1996                     $10,575
Net income                                         2,079
                                                  ------
Balance at March 31, 1997                        $12,654
                                                 =======
REAQUIRED STOCK:
Balance at December 31, 1996                     $  (925)
                                                  ------
Balance at March 31, 1997                        $  (925)
                                                 =======


The accompanying notes are an integral part of these consolidated financial statements.

                                         3
=============================================================================

                              ROMAC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
					                          (AMOUNTS IN THOUSANDS)

                                                     Three Months Ended
                                                      March       March
                                                        31          31
                                                      	1997       	1996
                                                      ------      ------
                                                   	(unaudited) 	(unaudited)

Cash flows from operating activities:
     Net income                                      	$ 2,079    	$ 1,025
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                   659         237
          Provision for losses on accounts and
            notes receivable                            	  20         (91)
     (Increase) decrease in operating assets:
          Trade receivables, net	                      (3,913)     (3,033)
          Notes receivable from franchisees, current      (84)        (66)
          Prepaid expenses and other current assets    	 (131)       (453)
          Notes receivable from franchisees,
            less current portion                           21    	     --
          Other assets, net	                           (1,140)        (38)
     Increase (decrease) in operating liabilities:
          Accounts payable and other accrued
            liabilities	                                 (258)         69
          Accrued payroll costs                       	 1,772       1,045
          Income taxes payable                          1,280          65
          Other long-term liabilities                    	369          16
                                                       ------      ------
           Cash (used in) provided by
             operating activities                	        674      (1,224)

Cash flows from investing activities:
     Capital expenditures                                (627)       (167)
     Acquisitions                                	     (9,089)	    (5,963)
     Payments for the purchase of short-term
       investments                                        (34)
     Proceeds from the sale of short-term
       investments                                                  7,243
                                                       ------      ------
           Cash (used in) provided by
             investing activities                  	   (9,750)      1,113

Cash flows from financing activities:
     Payments on notes receivable from
       stock subscriptions                                	13     	   --
     Payments on notes payable                         	  --          (91)
     Issuance of payables to related parties            	  17          41
     Payments on receivables from related parties          49         111
     Issuance of receivables from related parties	       (394)        (27)
     Proceeds from exercise of stock options            	 853          46
		                                                     ------      ------
           Cash provided by (used in)
             financing activities                	        538          80
					                                                  ------      ------

Decrease in cash and cash equivalents     	            (8,538)        (31)
Cash and cash equivalents at beginning of period      	39,555         620
                                                       ------      ------
Cash and cash equivalents at end of period          	 $31,017     $   589
					                                                 =======     =======
Supplemental Cash Flows Information
Cash paid during the period for:
     Interest                                             --	     $    21
     Income Taxes                                     $   183     $   618


The accompanying notes are an integral part of these consolidated financial statements.

                                         4
==============================================================================

                            ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

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

  Income Taxes. The Company accounts for income taxes under the principles of FAS 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options were reflected in additional paid-in capital.

  Earnings Per Share. In March 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued which requires disclosure of basic earnings per share and modifies existing guidance for computing fully dilulted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The pro forma impact of adoption of SFAS 128 had no impact on the period ended March 31, 1997, however the Company expects that this pronouncement could have a material impact on Earnings Per Share for the year ended December 31, 1997.

                                         5
==============================================================================

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


Results of Operations for each of the Three Months Ended March 31, 1997 and
1996.

  Revenues. Net service revenues increased 107.1% to $35.0 million in the first three months of 1997 from $16.9 million in the first three months of 1996, primarily as a result of a $10.0 million increase in revenues from existing Company-owned operations and a $8.1 million increase in revenues from acquired operations.

 	Professional Temporary revenues increased 72.2% to $12.4 million in the first three months of 1997 from $7.2 million in the first three months of 1996. This increase resulted from an increase in the number of hours billed by Company-owned operations during the three months ended March 31, 1997 as compared to the same period in 1996. The average hourly bill rate for the period ended March 31, 1997 increased 13.6% over the prior year due to a continued demand for the Company's knowledge workers and the Company's ability to pass on increased wage costs of its knowledge workers to its customers.

  Contract Services revenues increased 166.7% to $16.8 million in the first three months of 1997 from $6.3 million in the first three months of 1996, primarly as a result of a $5.6 million increase in revenues from acquired operations. The increases attributable to Company-owned operations resulted from an increase in the number of hours billed during the three months ended March 31,1997 as compared to the same period in 1996. The average hourly bill rate for Company-owned operations increased 14.4% for the period ended March 31, 1997 due to the continued penetration into existing markets where hourly bill rates are higher such as Boston and Chicago, as well as the increased expansion of the Company's Emerging Technologies Division which concentrates on placing knowledge workers in highly skilled technologies which have the greatest demand.

  Search revenues increased 70.6% to $5.8 million during the first three months of 1997 from $3.4 million in the first three months of 1996, primarily as a result of a $1.7 million increase in revenues from existing Company-owned operations and a $.7 million increase in revenues from acquired operations. The increase attributable to Company-owned operations resulted primarily from an increase in the number of Search Division sales consultants, which increased the number of placements made by the Search Division during the first three months of 1997 as compared to the first three months of 1996. The average fee for each placement made during the periods remained relatively constant.

                                         6
=============================================================================

  Franchise and licensee revenues, which are included in the aforementioned division revenues, decreased 44.9% to approximately $461,000 in the first three months of 1997 from approximately $836,000 in the first three months of 1996. The decrease was primarily due to the effects of discontinued franchisee and licensee operations in Minneapolis, St. Louis, and Portland during 1996.

  Gross Profit. Gross profit increased 93.1% to $13.9 million in the first three months of 1997 from $7.2 million in the first three months of 1996. Gross profit as a percentage of net service revenues decreased to 39.7% for the first three months of 1997 from 42.5% for the first three months of 1996. This decrease was result of the continuing change in the Company's business mix whereby revenues from the Professional Temporary and Contract Services Divisions, traditionally lower gross margins than Search division revenues, increased to 83.5 of the Company's total revenues during the first three months ended March 31, 1997 as compared to 79.9% for the same period in 1996.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 94.4% to $10.5 million in the first three months of 1996. Selling, general and administrative expenses as a percentage of net service revenues decreased to 30.0% for the first three months of 1997 from 31.8% for the first three months of 1996. This decrease in selling, general and administrative expense as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

  Depreciation and amortization expense. Depreciation and amortization expense increased 178.1% to approximately $659,000 in the first three months of 1997 from approximately $237,000 in the first three months of 1996. Depreciation and amortization expense as a percentage of net service revenues increased to 1.9% for the first three months of 1997 from 1.4% for the first three months of 1996. This increase was a result of the Company incurring additional amortization expense for the three months ended March 31, 1997 related to goodwill recorded as a result of the Company's acquisitions in 1996.

  Other (income) expense. Other (income) expense increased to approximately $609,000 of income in the first three months of 1997 from approximately $147,000 of income in the first three months of 1996. This increase was primarily due to interest earned on the investment of the proceeds from the May 1996 secondary offering.

  Income Before Taxes. Income before taxes increased 100.0% to $3.4 million in the first three months of 1997 from $1.7 million in the first three months of 1996, primarily as a result of the above factors.

  Income Taxes. The effective tax rate was 38.2% for the three months ended March 31, 1997 compared to 40% for the three months ended March 31, 1996.

  Net Income. Net income increased $2.1 million in the first three months of 1997 from approximately $1.0 million in the first three months of 1996, primarily as a result of the above described factors.


 	Liquidity and Capital Resources

 	As of March 31, 1997 the Company's sources of liquidity included approximately $31.0 million in cash and cash equivalents, approximately $914,000 in short-term investments, and approximately $15.8 million in additional net working capital. In addition, as of March 31, 1997, $5.0 million was available for borrowing under the Company's line of credit. The Company is currently negotiating with various lending institutions to expand it's line of credit facilities.

                                         8
==============================================================================

 	During the first three months of 1997, cash flow used by operations was approximately $674,000 resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operating payroll liabilities, offset by a significant increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the first three months of 1997 from Company-owned locations and the initial funding of the accounts receivable base in acquired operations.

 	During the first three months of 1997, cash flow used in investing activities was approximately $9.8 million, resulting primarily from the Company's use of approximately $9.1 million in cash for acquisitions obtained from the sale of the Company's short-term investments.

The Company believes its cash balance, short-term investments and available line of credit borrowings will be sufficient to meet it's anticipated cash requirements for at least the next twelve months unless it uses a substantial portion of it's cash balances to fund additional acquisitions. In the event that the Company does complete significant acquisitions, the Company beleives it has the ability to raise additional funds through its available line of credit and through other financing vehicles.


                                         9
===============================================================================

                      PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
      		None

ITEM 2.	CHANGES IN SECURITIES
      		None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
	      	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     		 None

ITEM 5.	OTHER INFORMATION
      		None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 10-Q
      		(a)  Exhibits
		           None

      		(b)  Reports:
             None


=============================================================================

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              ROMAC INTERNATIONAL, INC.
                                    (Registrant)

                               /s/ Thomas Calcaterra
                           _______________________________________
		                         Thomas Calcaterra, Chief Financial Officer
                         		and Secretary

                         		Date:  May 15, 1997





==============================================================================