Form 10-Q
period 1997-06-30
ROMAC INTERNATIONAL INC
filed 1997-08-14
CIK 930420

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

                  For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1997.

                   12,267,421 shares of $.01 par value Common Stock
==============================================================================

                     PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT

                              ROMAC INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
		                              (AMOUNTS IN THOUSANDS)

                                                        June     December
                                                         30         31
                                                        1997       1996
                                                       ------     ------
                                                     (unaudited)

                        Assets:
Current Assets:
Cash and cash equivalents                           	$30,352   	 $39,555
Short-term investments                                 3,903  	      880
Trade receivables, net of allowance for doubtful
  accounts of $581 and $617 respectively             	23,327     	17,061
Notes receivable from franchisees, current              	233    	 			193
Receivables from related parties, current	               525         100
Deferred tax asset                                      	243    	    243
Prepaid expenses and other current assets              1,273       1,214
                                                      ------      ------
                   Total current assets              	59,856      59,246

Note receivable from franchisees, less current portion   	71     	     75
Receivables from related parties, less current portion  	849    	     862
Deferred tax asset                                      	209     	    209
Furniture and equipment, net                          	8,242       	5,346
Goodwill, net of accumulated amortization of
  $1,629 and $1,108, respectively                     21,927       10,915
Other assets, net                                    	 2,257          906
                                                     -------      -------
                   Total assets                     	$93,411      $77,559
			                                                  =======      =======
          Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities       $ 2,268     	$ 1,723
Accrued payroll costs                                 	4,871       	2,976
Current portion of notes payable and
  capital lease obligations                              891          --
Current portion of payables to related parties         1,360          	23
Income taxes payable                                  	  940      	   304
                                                      ------       ------
                   Total current liabilities          10,330  	     5,026
Notes payable and capital lease obligations,
  less current portion                                 1,636          --
Payables to related parties, less current portion      1,575          --
Other long-term liabilities, less current portion      1,829        1,249
                                                      ------       ------
                   Total liabilities                  15,370       	6,275

Commitment and contingencies	               	            --           --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares
  authorized, none issued and outstanding	               --           --
Common stock, par value $.01; 100,000 shares authorized,
  12,445 and 12,134 issued, respectively                	124     	    121
Additional paid-in-capital                           	63,762 	     61,526
Stock subscriptions receivable	                           (1)        	(13)
Retained earnings                                     15,081  	    10,575
Less reacquired stock at cost; 338 shares,
  respectively	                                         (925)        (925)
                                                      ------       ------
                   Total shareholders' equity        	78,041 	     71,284
                                                      ------       ------
   Total liabilities and shareholders' equity        $93,411      $77,559
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

                                         1
==============================================================================

                             ROMAC INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                          	      Three Months Ended       Six Months Ended
                                  June        June        June        June
                                   30          30          30          30
                                 	1997     	  1996        1997        1996
                                 ------      ------      ------      ------
                              	(unaudited)	(unaudited) (unaudited) (unaudited)

Net service revenues            	$39,640     $21,466     $74,592     $38,355
Direct costs of service           23,577     	12,029      44,581      21,748
                                  ------      ------      ------      ------
Gross profit                      16,063       9,437      30,011      16,607

Selling, general and
  administrative expenses         11,855       7,082      22,387      12,455
Depreciation and amortization        627         538       1,286         775
Other (income) expense              (454)       (315)     (1,063)       (463)
                                  ------      ------      ------      ------
Income before income taxes         4,035       2,132       7,401       3,840

Provision for income taxes         1,608         844       2,895       1,527
                                  ------      ------      ------      ------
Net income    	                  $ 2,427     $ 1,288     $ 4,506     $ 2,313
                                 =======     =======     =======     =======

Net income per share-Primary       $0.19      	$0.12       $0.36       $0.21
				                               =====       =====       =====       =====

Weighted average shares
  outstanding-Primary            	12,743      11,182      12,671      10,760
     		                          =======     =======     =======     =======
Net income per share-
  Fully Diluted                    $0.19       $0.11       $0.35       $0.21
                                   =====       =====       =====       =====
Weighted average shares
  outstanding-Fully Diluted       12,982      11,307      12,791      10,822
                                 =======     =======     =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                         2
==============================================================================

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997
                           (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                       Shares    Amounts
COMMON STOCK:
Balance at December 31, 1996           12,134    $   121
Exercise of stock options                 311          3
                                       ------     ------
Balance at June 30, 1997               12,445    $   124
                                       ======     ======
ADDITIONAL PAID-IN CAPITAL:
Balance at December 31, 1996                     $61,526
Exercise of stock options                          1,239
Tax benefit related to employee
  stock options                                      997
                                                  ------
Balance at June 30, 1997                         $63,762
                                                 =======

STOCK SUBSCRIPTIONS RECEIVABLE:
Balance at December 31, 1996                     $   (13)
Payments                                              12
                                                  ------
Balance at June 30, 1997                         $    (1)
                                                 =======
RETAINED EARNINGS:
Balance at December 31, 1996                     $10,575
Net income                                         4,506
                                                  ------
Balance at June 30, 1997                         $15,081
                                                 =======
REAQUIRED STOCK:
Balance at December 31, 1996                     $  (925)
                                                  ------
Balance at June 30, 1997                         $  (925)
                                                 =======


The accompanying notes are an integral part of these consolidated financial statements.

                                         3
=============================================================================

                              ROMAC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
					                          (AMOUNTS IN THOUSANDS)

                                                      Six Months Ended
                                                       June        June
                                                        30          30
                                                      	1997       	1996
                                                      ------      ------
                                                   	(unaudited) 	(unaudited)

Cash flows from operating activities:
     Net income                                      	$ 4,506    	$ 2,313
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                  1,286         775
          Provision for losses on accounts and
            notes receivable                            	  (36)        (98)
     (Increase) decrease in operating assets:
          Trade receivables, net	                       (6,230)     (5,510)
          Notes receivable from franchisees, current       (40)        (96)
          Prepaid expenses and other current assets     	  (59)       (736)
          Notes receivable from franchisees,
            less current portion                             4   	     (61)
          Other assets, net	                            (1,351)       (109)
     Increase (decrease) in operating liabilities:
          Accounts payable and other accrued
            liabilities	                                   545         (89)
          Accrued payroll costs                       	  1,895       1,232
          Income taxes payable                           1,633         935
          Other long-term liabilities                     	580          35
                                                        ------      ------
           Cash (used in) provided by
             operating activities                	       2,733      (1,409)

Cash flows from investing activities:
     Capital expenditures                               (2,835)       (892)
     Acquisitions                                	     (11,507)    (11,159)
     Payments for the purchase of short-term
       investments                                      (3,023)        --
     Proceeds from the sale of fixed assets              1,674         --
     Proceeds from the sale of short-term
       investments                                         --        7,806
                                                        ------      ------
           Cash (used in) provided by
             investing activities                   	  (15,691)     (4,245)

Cash flows from financing activities:
     Payments on notes receivable from
       stock subscriptions                                 	13    	     4
     Payments on notes payable                          	  --        (127)
     Payments on payable to related parties                --          (6)
     Issuance of payables to related parties             2,912	       647
     Payments on receivables from related parties           56        103
     Net proceeds from secondary offering                  --      47,510
     Issuance of receivables from related parties	        (468)      (205)
     Proceeds from exercise of stock options             1,242        203
		                                                      ------     ------
           Cash provided by (used in)
             financing activities                 	      3,755     48,129
					                                                   ------     ------

Decrease in cash and cash equivalents     	             (9,203)    42,475
Cash and cash equivalents at beginning of period       	39,555        620
                                                        ------     ------
Cash and cash equivalents at end of period           	 $30,352    $43,095
					                                                  =======    =======
Supplemental Cash Flows Information
Cash paid during the period for:
     Interest                                              --	    $    21
     Income Taxes                                     $  1,444    $   618

Non cash investing and financing activity:
Capital lease transaction                             $  2,526        --


The accompanying notes are an integral part of these consolidated financial statements.

                                         4
==============================================================================

                            ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

Note A --- Summary of Significant Accounting Policies

  Principles of Consolidation. The Consolidated Financial Statements include the accounts of Romac International, Inc. (the "Company") and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Interim Financial Information. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

 	Revenue Recognition.     Net service revenues consist of sales from
Company-owned and licensed offices, and royalties received from franchised operations, less credits and discounts. The Company recognizes revenue for Flexible Billings (Professional Temporary and Contract Services) based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. In a retained search engagement the initial retainer is recognized upon execution of the agreement, with the balance recognized on completion of the search. Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period, typically 90 days.

  Franchise fees are determined based upon a contractual percentage of the revenue billed by franchisees. Costs relating to the support of franchised operations are included in the Company's selling, general and administrative expenses. The Company includes revenues and related direct costs of licensed offices in its net service revenues and direct costs of services, respectively. Commissions paid to licensees is based upon a percentage of the gross profit generated, and is included in the company's direct cost of services. As of June 30, 1997, there are no frachisees or licensees with the Company.

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

  Earnings Per Share. In March 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued which requires disclosure of basic earnings per share and modifies existing guidance for computing fully dilulted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The pro forma impact of adoption of SFAS 128 had no impact on the period ended June 30, 1997, however the Company expects that this pronouncement could have a material impact on Earnings Per Share for the year ended December 31, 1997.

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


Results of Operations for each of the Three and Six Months Ended June 30, 1997 and 1996.

  Revenues. Net service revenues increased 84.2% and 94.3% respectively, to $39.6 million and $74.6 Million for the three and six month periods ending June 30, 1997 as compared to $21.5 million and $38.4 million for the same periods in 1996. These increases were compriseed of a $16.3 million and $32.0 million increase in Flexible Billings (Professional Temporary and Contract Services revenues combined) and a $1.8 million and $4.2 million increase in Search Fees for the three and six month periods ending June 30, 1997, as described below.

 	Professional Temporary revenues increased 42.4% and 55.4% respectively, to $12.1 million and $24.4 million for the three and six month periods ending June 30, 1997 as compared to $8.5 million and $15.7 million for the same periods in 1996. This increase resulted from an increase in the number of hours billed by Company-owned operations compared to the same periods in 1996. The average hourly bill rate for the six month period ended June 30, 1997 increased 14.8% over the prior year due to a continued demand for the Company's knowledge workers and the Company's ability to pass on increased wage costs of its knowledge workers to its customers.

  Contract Services revenues increased 152.4% and 156.8% respectively, to $21.2 million and $38.0 million for the three and six month periods ending June 30, 1997 as compared to $8.4 million and $14.8 for the same periods in 1996. This increase resulted from an increase in the number of hours billed during the three months and six month periods ended June 30, 1997 as compared to the same periods in 1996. The average hourly bill rate for Company-owned operations increased 13.9% for the six month period ended June 30, 1997 due to the continued penetration into existing markets where hourly bill rates are higher such as Boston and San Francisco, as well as the increased expansion of the Company's Emerging Technologies initiative which concentrates on placing knowledge workers in highly skilled technologies with the greatest demand.

  Search fees increased 40.1% and 53.1% respectively, to $6.4 million and $12.1 million during the three and six month periods ended June 30, 1997 compared to $4.5 million and $7.9 million for the same periods in 1996.
The increase resulted primarily from an increase in the number of search sales consultants, which increased the number of placements made during the three and six month periods ending June 30, 1997 as compared to the same periods in 1996. The average fee for each placement made during the periods remained relatively constant.

                                         6
=============================================================================

  Franchise and licensee revenues, which are included in the aforementioned revenues, decreased 66.8% and 58.3% to approximately $332,000 and $793,000 for the three and six month periods ending June 30, 1997 from approximately $1.0 million and $1.9 million for the same periods in 1996. The decrease was primarily due to the effects of discontinued franchisee and licensee operations in Minneapolis, St. Louis, and Portland during 1996, the acquisition of the San Francisco franchisee in June 1996 and the discontinuance of franchisee and licensee operations in Raleigh on March 31, 1997.

  Gross Profit. Gross profit increased 71.3% and 80.7% respectively, to $16.1 million and $30.0 million for the three and six month periods ending June 30, 1997 as compared to $9.4 and $16.6 million for the same periods in 1996.
Gross profit as a percentage of net service revenues decreased to 40.1% and 40.2% respectively, for the three and six month periods ending June 30, 1997 as compared to 43.7% and 43.2% for the same periods in 1996. This decrease was result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search Fees, increased to 84.1% and 83.6% of the Company's total revenues for the three and six month periods ending June 30, 1997 as compared to 78.6% and 79.4% for the same periods in 1996.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 67.6% and 79.2% respectively, to $11.9 and $22.4 million for the three and six month periods ended June 30, 1997 as compared to $7.1 million and $12.5 million for the same periods in 1996. Selling, general and administrative expenses as a percentage of net service revenues decreased to 30.1% and 30.0% respectively, for the three and six month periods ended June 30 1997 compared to 33.0% and 32.6% in 1996.
This decrease in selling, general and administrative expense as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

  Depreciation and amortization expense. Depreciation and amortization expense increased 16.5% and 67.7% respectively, to approximately $627,000 and $1.3 million for the three and six month periods ended June 30, 1997 compared to approximately $538,000 and $775,000 for the same periods in 1996. Depreciation and amortization expense as a percentage of net service revenues decreased to 1.6% and 1.7% for the three and six month periods ended June 30, 1997 as compared to 2.5% and 2.0% for the same periods in 1996. This decrease as a percentage of net service revenues is due to a change in accounting estimate of the amortization period for goodwill related to certain acquisitions from 15 to 30 years of approximately $160,000 which reduced expense during the quarter. This decrease was offset by increased depreciation of approximately $114,000 on computer equipment for new locations and additional employees.

  Other (income) expense. Other (income) expense increased 44.1% and 138.1% respectively, to approximately $454,000 and $1.1 million for the three and six month periods ended June 30, 1997 compared to approximately $315,000 and $462,000 respectively, for the same periods in 1996. This increase was primarily due to interest earned on the investment of the proceeds from the May 1996 secondary offering.

  Income Before Taxes. Income before taxes increased 90.5% and 94.7% respectively, to $4.0 million and $7.4 million for the three and six month periods ended June 30, 1997 as compared to $2.1 million and $3.8 million for the same periods in 1996, primarily as a result of the above factors.

  Income Taxes. The effective tax rate was 39.9% and 39.1% for the three and six month period ended June 30, 1997 compared to 40.0% for all periods in 1996.

  Net Income. Net income increased to $2.4 million and $4.5 million for the three and six month periods ended June 30, 1997 compared to $1.3 million and $2.3 million for the same periods in 1996, primarily as a result of the above factors.

 	Liquidity and Capital Resources

 	As of June 30, 1997 the Company's sources of liquidity included approximately $30.4 million in cash and cash equivalents, approximately $3.9 million in short-term investments, and approximately $15.3 million in additional net working capital. In addition, as of June 30, 1997, $5.0 million was available for borrowing under the Company's line of credit. The Company is currently negotiating with various lending institutions to expand its line of credit facilities.

                                         8
==============================================================================

 	During the first six months of 1997, cash flow provided by operations was approximately $2.7 million, resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operationg payroll liabilities, offset by a significant increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the first six months of 1997 from Company-owned locations and the initial funding of the accounts receivable base in acquired operations.

 	During the first six months of 1997, cash flow used in investing activities was approximately $15.7 million, resulting primarily from the Company's use of approximately $11.5 million in cash for acquisitions.

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

        (a) April 25, 1997 Annual Meeting of Stockholders of Romac International, Inc.

     		 (c) 1) To approve an amendment to the Company's Articles of Incorporation increasing the Company's authorized common stock from 15 million shares to 100 million shares; Votes Cast For 5,281,147; Votes Cast Against 3,073,467; Votes Abstained 2,500;

             2) To amend the Romac International, Inc. Amended and Restated
                Incentive Stock Option Plan to increase the number of shares available to 4,500,000 from 3,000,000; Votes Cast For
                6,180,007; Votes Cast Against 2,093,597; Votes Abstained 83,510;

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

                              ROMAC INTERNATIONAL, INC.
                                    (Registrant)

                               /s/ Thomas Calcaterra
                           _______________________________________
		                         Thomas Calcaterra, Chief Financial Officer
                         		and Secretary

                         		Date:  August 14, 1997





==============================================================================