Form 10-Q/A
period 1997-06-30
ROMAC INTERNATIONAL INC
filed 1997-10-08
CIK 930420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-Q/A

      (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number 0 - 26058
                       ---------

                            ROMAC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               Florida                                    59-3264661
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

            120 West Hyde Park Place, Suite 150, Tampa, Florida 33606 (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code: (813) 251-1700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X             No
                           ----               ----

12,295,571 shares of common stock, $.01 par value, issued and outstanding as of September 30, 1997.

                            ROMAC INTERNATIONAL, INC.

                                      INDEX


PART II.    OTHER INFORMATION

            Item 4.    Submission of Matters to a Vote of Security Holders    1



            Signatures                                                        2

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)        April 25, 1997 Annual Meeting of Stockholders of Romac International, Inc.

           (c)(3) To elect five directors to serve until the annual meeting for the year in which the term of the class of directors to which each such director has been so elected expires.

                      David L. Dunkel:          votes cast for            8,269,634
                                                votes cast against                0
                                                votes abstained              87,480

                      Howard W. Sutter:         votes cast for            8,306,934
                                                votes cast against                0
                                                votes abstained               5,180

                      W. R. Carey, Jr.:         votes cast for            8,306,934
                                                votes cast against                0
                                                votes abstained               5,180

                      James D. Swartz:          votes cast for            8,306,934
                                                votes cast against                0
                                                votes abstained               5,180

                      Todd W. Mansfield:   votes cast for                 8,306,934
                                                votes cast against                0
                                                votes abstained               5,180





                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 7, 1997
      ----------------


                       ROMAC INTERNATIONAL, INC.
                       (Registrant)



                       /s/ Thomas Calcaterra
                       --------------------------------------------------------
                       Thomas Calcaterra, Chief Financial Officer and Secretary