Form 10-Q
period 1997-09-30
ROMAC INTERNATIONAL INC
filed 1997-11-14
CIK 930420

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

                  For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1997.

                   25,279,742 shares of $.01 par value Common Stock
==============================================================================

                     PART I --- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENT

                              ROMAC INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
		                              (AMOUNTS IN THOUSANDS)

                                                      September  December
                                                         30         31
                                                        1997       1996
                                                       ------     ------
                                                     (unaudited)

                        Assets:
Current Assets:
Cash and cash equivalents                           	$ 2,459   	 $39,555
Short-term investments                                 1,193  	      880
Trade receivables, net of allowance for doubtful
  accounts of $772 and $617 respectively             	31,548     	17,061
Notes receivable from franchisees, current              	122    	 			193
Receivables from related parties, current	               222         100
Deferred tax asset                                      	262    	    243
Prepaid expenses and other current assets              1,545       1,214
                                                      ------      ------
                   Total current assets              	37,351      59,246

Note receivable from franchisees, less current portion   	72     	     75
Receivables from related parties, less current portion 1,188    	     862
Deferred tax asset                                      	206     	    209
Furniture and equipment, net                          	9,022       	5,346
Goodwill, net of accumulated amortization of
  $1,982 and $1,108, respectively                     61,618       10,915
Other assets, net                                    	 2,703          906
                                                     -------      -------
                   Total assets                    	$112,160      $77,559
			                                                  =======      =======
          Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities       $ 2,756     	$ 1,723
Accrued payroll costs                                 	7,040       	2,976
Bank line of credit                                    6,070          --
Current portion of notes payable and
  capital lease obligations                              891          --
Current portion of payables to related parties         4,285          	23
Income taxes payable                                  	3,435      	   304
                                                      ------       ------
                   Total current liabilities          24,477  	     5,026
Notes payable and capital lease obligations,
  less current portion                                 1,276          --
Payables to related parties, less current portion      1,575          --
Other long-term liabilities, less current portion      2,005        1,249
                                                      ------       ------
                   Total liabilities                  29,333       	6,275

Commitment and contingencies	               	            --           --

Shareholders' Equity:
Preferred stock, par value $.01; 30,000 shares
  authorized, none issued and outstanding	               --           --
Common stock, par value $.01; 200,000 shares authorized,
  24,906 and 24,268 issued, respectively                	249     	    242
Additional paid-in-capital                           	65,381 	     61,405
Stock subscriptions receivable	                          --          	(13)
Retained earnings                                     18,122  	    10,575
Less reacquired stock at cost; 676 shares,
  respectively	                                         (925)        (925)
                                                      ------       ------
                   Total shareholders' equity        	82,827 	     71,284
                                                      ------       ------
   Total liabilities and shareholders' equity       $112,160      $77,559
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

                                         1
==============================================================================

                             ROMAC INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                          	      Three Months Ended       Nine Months Ended
                               September   September   September   September
                                   30          30          30          30
                                 	1997     	  1996        1997        1996
                                 ------      ------      ------      ------
                              	(unaudited)	(unaudited) (unaudited) (unaudited)

Net service revenues            	$45,915     $26,433    $120,507     $64,788
Direct costs of service           27,324     	15,064      71,905      36,812
                                  ------      ------      ------      ------
Gross profit                      18,591      11,369      48,602      27,976

Selling, general and
  administrative expenses         13,000       8,575      35,387      21,029
Depreciation and amortization        851         451       2,137       1,226
Other (income) expense              (311)       (666)     (1,374)     (1,128)
                                  ------      ------      ------      ------
Income before income taxes         5,051       3,009      12,452       6,849

Provision for income taxes         2,010       1,204       4,905       2,731
                                  ------      ------      ------      ------
Net income    	                  $ 3,041     $ 1,805     $ 7,547     $ 4,118
                                 =======     =======     =======     =======

Net income per share-Primary       $0.12      	$0.07       $0.29       $0.18
				                               =====       =====       =====       =====

Weighted average shares
  outstanding-Primary            	26,328      25,425      25,670      22,821
     		                          =======     =======     =======     =======
Net income per share-
  Fully Diluted                    $0.12       $0.07       $0.29       $0.18
                                   =====       =====       =====       =====
Weighted average shares
  outstanding-Fully Diluted       26526      25,603      25,834      22,964
                                 =======     =======     =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                         2
==============================================================================

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                           (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)

                                       Shares    Amounts
COMMON STOCK:
Balance at December 31, 1996           24,268    $   242
Exercise of stock options                 638          7
                                       ------     ------
Balance at September 30, 1997          24,906    $   249
                                       ======     ======
ADDITIONAL PAID-IN CAPITAL:
Balance at December 31, 1996                     $61,405
Exercise of stock options                          2,613
Tax benefit related to employee
  stock options                                    1,363
                                                  ------
Balance at September 30, 1997                    $65,381
                                                 =======

STOCK SUBSCRIPTIONS RECEIVABLE:
Balance at December 31, 1996                     $   (13)
Payments                                              13
                                                  ------
Balance at September 30, 1997                    $    (-)
                                                 =======
RETAINED EARNINGS:
Balance at December 31, 1996                     $10,575
Net income                                         7,547
                                                  ------
Balance at September 30, 1997                    $18,122
                                                 =======
REAQUIRED STOCK:
Balance at December 31, 1996                     $  (925)
                                                  ------
Balance at September 30, 1997                    $  (925)
                                                 =======


The accompanying notes are an integral part of these consolidated financial statements.

                                         3
=============================================================================

                              ROMAC INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
					                          (AMOUNTS IN THOUSANDS)

                                                      Nine Months Ended
                                                    September   September
                                                        30          30
                                                      	1997       	1996
                                                      ------      ------
                                                   	(unaudited) 	(unaudited)

Cash flows from operating activities:
     Net income                                       	$ 7,547    	$ 4,118
     Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                  2,137       1,226
          Provision for losses on accounts and
            notes receivable                            	  409         (96)
          Deferred tax asset                               (16)
     (Increase) decrease in operating assets:
          Trade receivables, net	                      (14,896)     (8,649)
          Notes receivable from franchisees, current        71        (128)
          Prepaid expenses and other current assets      	(331)       (981)
          Notes receivable from franchisees,
            less current portion                             3   	     (61)
          Other assets, net	                            (1,797)       (259)
     Increase (decrease) in operating liabilities:
          Accounts payable and other accrued
            liabilities	                                 1,033         705
          Accrued payroll costs                          4,064       1,996
          Income taxes payable                           4,494       1,335
          Other long-term liabilities                      756          62
                                                        ------      ------
           Cash (used in) provided by
             operating activities                 	      3,474        (732)

Cash flows from investing activities:
     Capital expenditures                               (4,088)     (2,890)
     Acquisitions                                	     (51,576)    (11,192)
     Payments for the purchase of short-term
       investments                                      (3,023)        --
     Proceeds from the sale of short-term
       investments                                       2,710       7,054
     Proceeds from the sale fo fixed assets              1,674         --
                                                        ------      ------
           Cash (used in) provided by
             investing activities                   	  (54,303)     (7,028)

Cash flows from financing activities:
     Payments on notes receivable from
       stock subscriptions                                 	13    	     4
     Proceeds from bank line of credit                   6,070
     Payments on notes payable and capital lease
       obligations                                      	 (359)      (181)
     Payments on payable to related parties                --          (6)
     Issuance of payables to related parties            	5,837        257
     Payments on receivables from related parties           56        269
     Net proceeds from secondary offering                  --      47,305
     Issuance of receivables from related parties	        (504)      (519)
     Proceeds from exercise of stock options             2,620        461
		                                                      ------     ------
           Cash provided by (used in)
             financing activities                 	     13,733     47,590
					                                                   ------     ------

Decrease in cash and cash equivalents     	            (37,096)    39,830
Cash and cash equivalents at beginning of period       	39,555        620
                                                        ------     ------
Cash and cash equivalents at end of period           	 $ 2,459    $40,450
					                                                  =======    =======
Supplemental Cash Flows Information
Cash paid during the period for:
     Interest                                         $     45    $    69
     Income Taxes                                     $  1,495    $ 1,400

Non cash investing and financing activity:
Capital lease transaction                             $  2,526        --


The accompanying notes are an integral part of these consolidated financial statements.

                                         4
==============================================================================

                            ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1997
                                   (Unaudited)

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

 	Revenue Recognition.     Net service revenues consist of sales, net of credits
and discounts.  The Company recognizes flexible revenue based on hours worked by assigned personnel on a weekly basis.  Search Fees are recognized in contingency search engagements upon the successful completion of the assignment.
In a retained search engagement the initial retainer is recognized upon execution of the agreement, with the balance recognized on completion of the search.  Franchise fees were determined based upon a contractual percentage of the revenue billed by the franchisees.  Costs relating to the support of franchised operations were included in the Company's selling, general and administrative expenses.  The last remaining franchisee and licensee was terminated at the end of the second quarter of 1997.  The Company was the legal employer of temporary and contract personnel under its licensing agreements, and accordingly includes revenues and related direct costs of licensed offices in its net service revenues and direct costs of services, respectively.
Commissions paid to licensees were based upon a percentage of the gross profit generated, and was included in the Company's direct cost of services.  Reserves are established to estimate losses due to placed candidates not remaining in employment for the Company's guarantee period, typically 90 days.

  Cash and Cash Equivalents. The Company classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

  Income Taxes. The Company accounts for income taxes under the principles of Statement ofFianacial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options were reflected in additional paid-in capital.

  Earnings Per Share. In March 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued which requires disclosure of basic earnings per share and modifies existing guidance for computing fully dilulted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares excluding the dilutive effects of stock options and other potentially dilutive securities. The effective date of SFAS 128 is for periods ending after December 15, 1997 and early adoption is not permitted. The pro forma impact of adoption of SFAS 128 had no material impact on the period ended September 30, 1997, however the Company expects that this pronouncement could have a material impact on Earnings Per Share for the year ended December 31, 1997. The financial statements have been adjusted to reflect the two for one stock split effected as a 100% stock dividend effective October 3, 1997.

Note B---Acquisitions

     The following unaudited, pro forma, selected income statement data has been prepared to reflect the effect on the Company as if the acquisitions (which were accounted for under the purchase method) of Uni*Quality Solutions Inc. ("UQ) (September 1997) and Sequent Associates, Inc. (Sequent") (September 1997) had occurred as of January 1, 1997 and 1996 respectively.


                                                         Nine Months Ended
                                                       September   September
                                                           30          30
                                                          1997        1996
                                                     (unaudited)  (unaudited)

Pro forma net service revenues                         $149,075    $ 91,335
Pro forma gross profit                                   55,914      34,544
Pro forma income before income taxes                     12,700       7,635
Pro forma net income                                      7,620       4,581
Pro forma net income per share - Primary                   $.30        $.20
Pro forma weighted average shares outstanding
     Primary                                             25,670      22,821
Pro forma net income per share - Fully Diluted             $.29        $.20
Pro forma weighted average shares outstanding
     Fully Diluted                                       25,834      22,964


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


Results of Operations for each of the Three and Nine Months Ended September 30, 1997 and 1996.

  Revenues. Net service revenues increased 73.9% and 86.0% respectively, to $45.9 million and $120.5 million for the three and nine month periods ending September 30, 1997 as compared to $26.4 million and $64.8 million for the same periods in 1996. These increases were comprised of a $17.9 million and $50.0 million increase in Flexible Billings (Professional Temporary and Contract Services revenues combined) and a $1.5 million and $5.8 million increase in Search Services for the three and nine month periods ending September 30, 1997, as described below.

 	Flexible billings increased 84.8% and 97.1%, respectively, to $39.0 million and $101.5 million for the three and nine month periods ending September 30,
1997 as compared to $21.1 million and $51.5 million for the same periods in
1996.  This increase is a result of an increase in the number of hours billed by Company-owned operations as compared to the same periods in 1996.  The average hourly bill rate for the three and nine months period ended September
30, 1997 increased to $36.5 and $34.5 from $29.2 and $27.5 for the three and nine month periods ended September 30, 1996 due to the mix of contract business as a percentage of total flexible billings.  In addition, the
Company's Emerging Technologies initiative increased its bill rates 24.0%
and 23.3% for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996 as the demand for these highly skilled knowledge workers continues to build.

  Search services increased 27.8% and 43.6%, respectively, to $6.9 million and $19.1 million for the three and nine month periods ended September 30, 1997 compared to $5.4 million and $13.3 million for the same periods in 1996.
The increase resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made during the three and nine month periods ending September 30, 1997 as compared to the same periods in 1996. The average fee for each search placement made during the periods remained relatively constant.

  The Company from time to time experiences fluctuations in its monthly revenues in its operations. For example, July results for Information Technology Services showed no improvement over the previous month, but that segment has since returned to historical growth rates.

                                         6
=============================================================================

  Gross Profit. Gross profit increased 63.2% and 73.6% respectively, to $18.6 million and $48.6 million for the three and nine month periods ending September 30, 1997 as compared to $11.4 million and $28.0 million for the same periods in 1996. Gross profit as a percentage of net service revenues decreased to 40.5% and 40.3% respectively, for the three and nine month periods ending Septebmer 30, 1997 as compared to 43.2% for the same periods in 1996. This decrease was a result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search services, increased to 84.8% and 97.1% of the Company's total revenues for the three and nine month periods ending September 30, 1997 as compared to 79.9% and 79.5% for the same periods in 1996.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased 51.2% and 68.6% respectively, to $13.0 million and $35.4 million for the three and nine month periods ended September 30, 1997 as compared to $8.6 million and $21.0 million for the same periods in 1996. Selling, general and administrative expenses as a percentage of net service revenues decreased to 28.3% and 29.4% respectively, for the three and nine month periods ended September 30 1997 compared to 32.6% and 32.4% for the same period in 1996. This decrease in selling, general and administrative expense as a percentageof net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

  Depreciation and amortization expense. Depreciation and amortization expense increased 88.7% and 75.0% respectively, to approximately $851,000 and $2.1 million for the three and nine month periods ended September 30, 1997 compared to approximately $451,000 and $1.2 million for the same periods in 1996. Depreciation and amortization expense as a percentage of net service revenues increased to 1.9% for the three month period ended September 30, 1997 and decreased to 1.7% for the nine month period ended September 30, 1997 as compared to 1.7% and 1.9% for the same periods in 1996. The increase as a percentage of net service revenues in the three months ended September 30, 1997 as compared to 1996 is due to the goodwill amortization of the 1997 acquititions of UQ Solutions, Inc, Sequent Associates, Inc, Career
Enhancement International, and Professional Application Resources in 1997.
The decrease as a percentage of net service revenues for the nine months ended September 30, 1997 as compared to the same period in 1996 is due to a change in accounting estimate of the amortization period for goodwill related to certain acquisitions from 15 to 30 years.

  Other (income) expense. Other (income) expense decreased 53.3% for the three months ended September 30, 1997 compared to the same period in 1996 and it increased 27.3% for the nine months ended September 30, 1997 compared to the same period in 1996 to approximately $311,000 and $1.4 million for the three and nine month periods ended September 30, 1997 compared to approximately $666.000 and $1.1 million, respectively for the same periods in 1996. The decrease in other income during the three months ended September 30, 1997 was due to a decrease in interest income from short-term investments used to finance acquisitions as well as interest expense from the Revolving Line of Credit and equipment leases. The increase during the nine months ended September 30, 1997 compared to the same period in 1996 is due to interest earned on the investment of the proceeds from the May 1996 secondary offering.

  Income Before Taxes. Income before taxes increased 70.0% and 83.8% respectively, to $5.1 million and $12.5 million for the three and nine month periods ended September 30, 1997 as compared to $3.0 million and $6.8 million for the same periods in 1996, primarily as a result of the above factors.

  Provision For Income Taxes. Provision for income taxes increased 66.7% and 81.5%, respectively, to $2.0 million and $4.9 million for the three and nine month periods ended September 30, 1997 compared to $1.2 million and $2.7 million for the same periods in 1996. The effective tax rate was 39.8% and 39.4% for the three and nine month periods ended September 30, 1997 compared to approximately 40.0% for all periods in 1996.

  Net Income. Net income increased 66.7% and 82.9% respectively to $3.0 million and $7.5 million for the three and nine month periods ended September 30, 1997 compared to $1.8 million and $4.1 million for the same periods in 1996. These increases were due to the revenue increases discussed above offset by a decrease in the gross profit as a percentage of net service revenues due to the continuing change in the business mix towards flexible billings which has traditionally lower gross margins and a decrease in selling, general and administrative expenses as a percentage of net service revenues (although selling, general and administrative expenses increased in absolute dollars) due to econimies of scale gained from a larger revenue base.

 	Liquidity and Capital Resources

 	As of September 30, 1997 the Company's sources of liquidity included approximately $2.5 million in cash and cash equivalents, approximately $1.2 million in short-term investments, and approximately $12.4 million in additional net working capital. In addition, as of September 30, 1997, $6.1 million was outstanding on the Company's line of credit and $23.9 million was available for borrowing under the Company's line of credit. The Company entered into a new Revolving Line of Credit Loan Agreement with Nationsbank, N.A. (the "Line of Credit") during September 1997. The Line of Credit expires on March 31, 2000 and amounts outstanding under the line of credit accrue interest at an annual rate equal to 65 basis points above the 90-day London Interbank Offering interest rate ("LIBOR"). As of September 30, 1997, the interest rate on the Line of Credit was 6.42%. The borrowings under the Line of Credit were primarily used for the acquisition of Sequent Associates, Inc.

  On November 6, 1997, the Company received $76.0 million from the proceeds net of a common stock offering a portion of which was utilized to repay the indebtedness outstanding under the Line of Credit. The Company intends to use the remaining portion of the net proceeds for general corporate purposes, including possible acquisitions, expansion of the Company's operations and certain capital expenditures related to the Company's expansion. Pending such uses, the net proceeds will be invested in short term, investment grade securities, certificates of deposit, or direct or guaranteed obligations of the United States government.

                                         8
==============================================================================

 	During the first nine months of 1997, cash flow provided by operations was approximately $3.5 million, resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operating payroll liabilities, offset by an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the first nine months of 1997 from locations and the initial funding of the accounts receivable base in acquired operations.

  The Company has entered into a letter of intent, dated September 18, 1977 regarding the possible purchase of substantially all of the assets of a company engaged in the business of providing information technology contract services. The purchase price is expected to be approximately $3.3 million. The Company is in the final stages of negotiating a definitive acquisition agreement. Accordingly, there can be no assurances that this possible acquisition will be consummated.

 	During the first nine months of 1997, cash flow used in investing activities was approximately $54.3 million, resulting primarily from the Company's use of approximately $51.6 million in cash for acquisitions.

  The Company believes that cash flow from operations and borrowings under the Company's Line of Credit, or other credit facilities that may become avaliable to the Company in the future will be adequate to meet the working capital requirements of the Company's current operations for at least the next 12 months. The Company's estimate of the period of time the proceeds of the November 1997 common stock offering will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainities. Actual results could differ from those indicated as a result of a number of factors, including the use of such proceeds to fund possible acquisitions.

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
      		(a)  Exhibits
		           None

      		(b)  Reports:

        Current reports on Form 8-K and Form 8-K/A filed during the quarter ended September 30, 1997 were as follows:

        i) Form 8-K dated September 5, 1997 (filed on September 22, 1997) regarding Acquisition of Uni*Quality Systems Solutions, Inc.


=============================================================================

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              ROMAC INTERNATIONAL, INC.
                                    (Registrant)

                               /s/ Thomas M Calcaterra
                           _______________________________________
		                         Thomas M Calcaterra, Chief Financial Officer
                         		and Secretary

                         		Date:  November 14, 1997





==============================================================================