Form 10-K
period 1997-12-31
ROMAC INTERNATIONAL INC
filed 1998-03-17
CIK 930420

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                          COMMISSION FILE NO. 0-26058

                           ROMAC INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    FLORIDA                                         59-3264661
        (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
   20 WEST HYDE PARK PLACE, SUITE 150, TAMPA, FLORIDA                         33606
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 251-1700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                             NAME OF EACH EXCHANGE
                                                               ON WHICH REGISTERED
                      NONE                                             NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Registrant's voting stock held by nonaffiliates of Registrant, as of March 13, 1998, was $530,379,086.

     The number of shares outstanding of Registrant's Common Stock as of March 13, 1998, was 29,527,818.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on April 20, 1998 are incorporated by reference into Part III of this Form.
================================================================================

                               TABLE OF CONTENTS

ITEM NO.                                                                PAGE
--------                                                                ----
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 8.   Financial Statements and Supplementary Data.................   17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   17
Item 10.  Directors and Executive Officers of the Registrant..........   18
Item 11.  Executive Compensation......................................   18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   18
Item 13.  Certain Relationships and Related Transactions..............   18
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   19
Index to Consolidated Financial Statements and Schedule...............   20

                                     PART I

ITEM 1.  BUSINESS

     This document contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," "believe," and similar expressions are intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and Romac International, Inc.'s ("Romac" or the "Company") other filings with the Securities and Exchange Commission (the "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

     Romac is a provider of professional specialty staffing services in 19 markets in the United States. Romac strives to shape valuable business relationships between organizations and the knowledgeable people who make them successful. To better serve the needs of its customers, Romac provides its value-added services in the following specialties: Information Technology, Finance and Accounting, Human Resources and Operating Specialties. Romac believes its broad range of highly specialized services provides clients with integrated solutions to their staffing needs, allowing Romac to develop long-term, consultative relationships. Romac principally serves Fortune 1000 clients, with the top ten clients representing 10.0% of revenue in 1997. Romac's functional focus and range of service offerings generate increased placement opportunities and enhance Romac's ability to identify, attract, retain, develop, and motivate personnel and operating employees (the "KnowledgeForce").

RECENT ACQUISITIONS

     Since the completion of the Company's initial public offering in August 1995, the Company has completed 14 acquisitions which have expanded the Company's geographic coverage and its service offerings. Certain information relating to these acquisitions is summarized in the following table.

                                                       MOST RECENT
                                                       FISCAL YEAR
                                          DATE OF        REVENUE
           NAME OF COMPANY              ACQUISITION   IN MILLIONS(1)   FUNCTIONAL SERVICE AREA  PRIMARY LOCATION
           ---------------              -----------   --------------   -----------------------  ----------------
Temporary Accounting Professionals,
  Inc. ...............................     5/1/96         $ 0.6        Finance & Accounting     Pittsburgh, PA
Bayshare, Inc. .......................     6/1/96           6.3        Finance & Accounting     San Francisco, CA
Career Enhancement International of
  Massachusetts, Inc. ................     1/1/97           4.7        Information Technology   Boston, MA
Career Concepts, Inc. ................     1/1/97           0.6        Information Technology   Boston, MA
Romac & Associates of Chestnut Hill...     1/1/96           0.2        Information Technology   Boston, MA
Venture Networks Corporation, Inc. ...     1/1/96           2.1        Information Technology   Boston, MA
PCS Group, Inc. ......................     2/1/96           3.6        Information Technology   Louisville, KY
Strategic Outsourcing, Inc. ..........     3/1/96           5.7        Human Resources          Boston, MA
Professional Application Resources,
  Inc. ...............................     3/1/97           8.3        Information Technology   Houston, TX
The McMahon Company...................     6/1/97           0.3        Human Resources          Philadelphia, PA
Uni*Quality Systems Solutions,
  Inc. ...............................     9/1/97          12.4        Information Technology   Naperville, IL
Sequent Associates, Inc. .............     9/1/97          15.9        Information Technology   San Jose, CA
DP Specialists of Colorado, Inc. .....    11/1/97           3.9        Information Technology   Denver, CO
The Center For Recruiting
  Effectiveness, Inc. ................    12/1/97           2.4        Human Resources          Washington, DC

---------------

(1) Represents fiscal year revenue for the year prior to acquisition by Romac.

     On February 1, 1998 (amended on February 11, 1998), the Company and Source Services Corporation ("Source") entered into a definitive merger agreement (the "Merger Agreement") providing for the merger of Source into the Company (the "Source Merger"). The parties intend that the transaction will be treated as a "pooling of interests" for accounting purposes and will qualify as a tax-free reorganization. Under the terms of the Merger Agreement, stockholders of Source will receive 1.1932 shares of Romac common stock, par value $.01 per share, for each of the approximately 14.1 million outstanding shares of Source common stock, subject to adjustment based upon the Company's market price prior to closing and certain other conditions. Following completion of the Source Merger, David L. Dunkel will continue as chairman and chief executive officer of the Company and James D. Swartz will be president and chief operating officer. Les Ward, currently Chief Executive Officer of Source, will join the board of directors of the Company and will assist in the integration program and with special projects. Consummation of the Source Merger is subject to certain conditions, including effectiveness of a registration statement to be filed by the Company with the Commission, approval by the shareholders of each company, termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, receipt of opinions from the parties' independent accountants regarding the treatment of the Source Merger as a "pooling of interests," and other conditions. The Source Merger is expected to be completed during the second calendar quarter of 1998.

INDUSTRY OVERVIEW

     The flexible employment service industry has experienced significant growth in response to the changing work environment in the United States. Fundamental changes in the employer-employee relationship continue to occur, with employers developing increasingly stringent criteria for permanent employees, while moving toward project-oriented flexible hiring. This trend has been advanced by increasing automation that has resulted in shorter technological cycles and by global competitive pressures. Many employers have responded to these challenges by turning to flexible personnel to keep labor costs variable, to achieve maximum flexibility, to outsource highly specialized skills, and to avoid the negative effects of layoffs.

     Rapidly changing regulations concerning employee benefits, health insurance, retirement plans, and the highly competitive business climate have also prompted many employers to take advantage of the flexibility offered through flexible staffing. Additionally, Internal Revenue Service and Department of Labor regulations concerning the classification of employees and independent contractors have significantly increased demand by prompting many independent contractors to affiliate with employers like Romac.

     The temporary staffing industry has grown rapidly in recent years as companies have utilized temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. According to the Staffing Industry Report, the United States temporary staffing industry grew from approximately $20.4 billion in revenue in 1991 to approximately $47.1 billion in revenue in 1996, a compound annual growth rate of 18.2%. One of the fastest growing sectors for Romac, as well as the industry, is information technology services. Revenue for this sector in 1996 is estimated to have been $11.7 billion, a 27.2% increase over 1995. Romac believes that professional and technical staffing within the temporary staffing industry requires longer-term, more highly-skilled personnel services and offers the opportunity for higher profitability than the clerical and light industrial staffing segments, because of the value-added nature of professional and technical personnel. The National Association of Temporary and Staffing Services has estimated that more than 90% of all U.S. businesses utilize temporary staffing services.

BUSINESS STRATEGY

     Romac's objective is to be a nationally recognized leader in providing its professional specialty staffing services. The key elements of Romac's business strategy in seeking to achieve this objective include:

     - Implement the KnowledgeForce Strategy. As the staffing industry continues to evolve in today's economy, its impact on organizations and their ability to attract and secure intellectual capital has been enormous. Romac believes, and government statistics support, that the demand for and the supply of intellectual capital is moving away from a permanent employment status towards an increasingly fluid and flexible employment relationship through flexible staffing. Romac believes that the intellectual capital of today, and even more so in the future, will be concentrated in highly skilled individuals who Romac collectively refers to as the "KnowledgeForce." In response to its beliefs, Romac has implemented a strategy to become known as the "KnowledgeForce Resource" in each market it serves.

     - Focus on Value-Added Services. Romac focuses exclusively on providing specialty staffing services to its clients. Romac believes that providing these specialty services to its clients offer greater profitability than the clerical and light industrial sectors of the temporary staffing industry. In addition, Romac believes, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that employment growth will be greater in Romac's sectors than in the traditional clerical and light industrial sectors. The placement of highly skilled personnel requires a distinct operational knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. Romac believes its historical focus in this market and name recognition, combined with management's operating expertise, provide it with a competitive benefit.

     - Build Long-Term, Consultative Relationships. Romac has developed long-term relationships with its clients by providing integrated solutions to their specialty staffing requirements. Romac strives to differentiate itself by working closely with its clients to maximize their return on human assets. In addition, Romac's ability to offer a broad range of flexible personnel services, coupled with its permanent placement capability, offers the client a single-source provider of specialty staffing services. This ability enables Romac to emphasize consultative rather than transactional client relationships.

     - Implement Carve-Out Strategy. Romac has begun implementation of its "carve-out" marketing strategy, which encourages large contractors of staffing services to "carve-out" the professional and technical sectors of staffing contracts and award such business to specialty staffing services providers instead of large generalist staffing firms. As a result of this strategy, Romac has signed several contracts with major national corporations for certain of Romac's services. Management believes there is substantial opportunity for growth through the continued implementation of this strategy.

     - Achieve Extensive Client Penetration. Romac's client development process focuses on repeated contacts with client employees responsible for staffing decisions. Contacts are made within numerous functional departments and at many different organizational levels within the client. Romac's operating employees are trained to develop a thorough understanding of each client's total staffing requirements. In addition, although Romac is organized functionally, its operating employees are trained and incentivized to recognize cross-selling opportunities for all of Romac's other services.

     - Apply Innovative Technology. Romac utilizes proprietary technologies and processes in the staffing, marketing, and management of its operations. Romac's Professional Recruiters Operating System ("PROS") provides operating employees with a systematic approach to identifying, monitoring, and serving the needs of Romac's customers (clients and personnel). Once operating employees obtain information regarding a customer, the data is entered into Romac's integrated operating system and is coded for future action. Operating employees are then prompted by means of an automated planner to contact the customer periodically to monitor and serve the needs that have been identified. Romac believes that its emphasis on the use of technology has resulted in the delivery of higher quality service, greater operating efficiency, and increased operating employee productivity.

     - Recruit High-Quality Professionals. Romac places great emphasis on recruiting qualified personnel. Romac believes it has a recruiting advantage over those of its competitors that lack the ability to offer personnel flexible and permanent opportunities. Personnel seeking permanent employment frequently accept flexible assignments through Romac until a permanent position becomes available. Personnel are screened by an operating employee with a compatible technical background to determine qualifications and match them with client needs.

     - Encourage Operating Employee Achievement. Romac's management promotes a quality-focused, results-oriented culture. Operating employees are selected based on their willingness to assume responsibility and promote Romac's philosophy. All operating employees are given numerous incentives to encourage the achievement of corporate goals. Romac fosters a team-oriented and high energy environment, celebrates the successes of its operating employees, and attempts to create a "spirited" work environment.

GROWTH STRATEGY

     Romac's growth strategy is to expand its services in existing markets where it does not offer its full range of services, and to enter new markets. The key elements of Romac's growth strategy are as follows:

     - Introduce Functional Service Offerings to Existing Markets. Romac currently offers four areas of functional services and only one of Romac's 19 markets offers the full range of services. As a result, Romac believes that a substantial opportunity exists to increase the number of service offerings within its existing markets. Romac intends to offer its recently expanded full range of functional services into each of its existing locations.

     - Open New Locations. Romac continually evaluates potential geographic expansion into new metropolitan areas. To facilitate new market entry, Romac plans to transfer or recruit experienced operating employees for positions in new locations as they are opened. Romac also seeks to leverage its national accounts to facilitate its entry into new markets. Since February 1995, Romac has opened offices in Dallas, Houston, Minneapolis, Philadelphia, Pittsburgh, Washington, D.C., Stamford and St. Louis.

     - Leverage Existing Client Relationships and Develop New Clients. Romac continually identifies additional growth opportunities within existing and new clients as a result of the interrelationships among its service offerings. Romac has established goals for cross-selling and has trained and incentivized its operating employees to actively sell Romac's full range of services, in an effort to maximize its reach into the marketplace.

     - Acquire Strategic Businesses. Romac intends to continue to pursue the acquisition of complementary specialty staffing businesses. Romac's preference is to acquire businesses in markets in which Romac currently has a location or formerly maintained a franchised or licensed location, although other markets will also be explored, including markets outside the United States. Romac's primary acquisition candidates are local or regional specialty staffing firms with established client relationships in markets targeted by Romac. Romac currently has no understanding or agreement with any potential acquisition candidate, except the Merger Agreement with Source.

     - Expand Major and National Accounts Program. Romac will continue to market its full range of services to existing and new clients in order to position Romac as the preferred vendor for specialty staffing services. Romac believes the major accounts program enables it to further penetrate its clients by giving Romac greater access to key staffing decision makers including the support of the client's purchasing and procurement team. This increased access allows Romac to achieve greater operating leverage through improved efficiencies in the marketing process. Romac has successfully obtained several national agreements for professional and technical specialty staffing services. Romac intends to aggressively pursue such agreements to facilitate geographic expansion and existing market penetration.

     - Introduce New Services. Romac continually evaluates the introduction of new services in an effort to meet customer demands. Romac has introduced flexible staffing of pharmaceutical, health care, and manufacturing services personnel to complement its existing search capabilities in these areas. Additionally, Romac acquired an entity that provides outplacement services and human resource contract and outsourcing services. To enhance the technical capabilities and perceived quality of Romac's Information Technology Services, Romac has formed Emerging Technologies Division ("ETD") through which selected personnel receive extensive training in emerging information technologies and are assigned to client environments for periods generally ranging from six months to two years.

FUNCTIONAL ORGANIZATION

     In March 1997, Romac changed the manner in which it classifies its service offerings in order to better serve the specialty needs of its customers. Currently, in order to align itself more closely with the organizational structure of its clients and the skills of its personnel on assignment, and available for assignment, Romac organizes its service offerings by function.

     The functional areas are defined as:

     - Information Technology. Computer and Data Processing Services heads the Bureau of Labor Statistics' list of the fastest growing industries. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Romac's Information Technology services focuses on more sophisticated areas of the information technologies (i.e., systems/applications programmers, systems analysts, and networking technicians), where the shortage of personnel is the most acute.

     The combination of a growing number of available software applications, the increased complexity of such software applications, and the short supply of qualified software expertise contributed to Romac's decision to create ETD in mid-1995. ETD retrains skilled information technology professionals in cutting edge technology solutions and then offers the services of those highly trained individuals to Romac's clients. Romac believes the sophistication of these technologies, coupled with the significant unmet demand, provide an attractive opportunity for Romac to generate a new, higher margin business, and to add value to its clients.

     - Finance & Accounting. In its markets, Romac believes it has built a strong reputation for providing qualified finance and accounting professionals to businesses. Romac believes this reputation facilitates Romac's recruiting and placement efforts. Romac's Finance & Accounting personnel are experienced in areas such as corporate taxation, budget preparation and analysis, financial reporting, cost analysis, and audit services. Romac recently introduced its Executive Solutions service line, which provides chief financial officers, controllers and other higher-level financial professionals on a contract basis for assignment lengths generally ranging from three to six months.

     - Human Resources. The non-core functions of a business, such as human resources, are the most likely to be outsourced. With increasing employment regulations, the administrative burden on employers is becoming more complex and more time-consuming than ever before. Romac offers flexible and permanent staffing of human resource professionals in the areas of recruiting, benefits administration, training, and generalists. In addition, Romac provides outplacement, outsourcing, and consulting services in this field.

     - Operating Specialties. This segment consists of revenues generated by the placement of professionals skilled in the pharmaceutical, manufacturing, health care, life insurance, and investment industries. Examples of the types of positions that would be classified in these categories are: research and regulatory personnel for pharmaceutical clients, quality engineers and assurance personnel for manufacturing companies, hospital administration and management personnel for health care companies, and management personnel for life insurance companies.

     Once the functional challenges of the client have been identified, Romac can then consult with the client to determine its staffing and time duration requirements. Romac offers its staffing services in one of two categories:
Flexible Staffing Services or Search Services.

     Flexible Staffing Services

     Flexible Staffing Services are offered by Romac to provide personnel in the fields of information technology, finance and accounting, human resources and operating specialties. Romac currently offers flexible staffing services in nineteen metropolitan markets. The two primary service offerings within Flexible Staffing are distinguished below:

          Professional Temporary Services. Professional Temporary Services are offered by Romac to provide professional temporary personnel in the fields of finance and accounting.

          Professional Temporary Services offers its clients a reliable and cost-effective means of handling uneven or peak workloads caused by events such as periodic financial reporting deadlines, tax deadlines, special projects, systems conversions, and unplanned staffing fluctuations. Professional Temporary Services meets such clients' needs with personnel who have an extensive range of accounting and financial experience, including corporate taxation, budget preparation and analysis, financial reporting, regulatory filings, payroll preparation, cost analysis, and audit services. Through the use of Romac's services, clients are able to avoid the cost and inconvenience of hiring and terminating permanent employees. Typically, the duration of assignments in the Professional Temporary Services is six to twelve weeks.

          Personnel for Professional Temporary Services are obtained from Search Services, referrals, and advertising in local newspapers and on Romac's home page on the Internet. Romac believes it has a competitive advantage in attracting personnel because of its ability to provide assignments ranging from short term to permanent. Access by the Professional Temporary Services to the Search Services' personnel pool provides personnel the opportunity to obtain permanent employment as a result of a flexible assignment, earnings that may allow personnel to be more selective when evaluating permanent opportunities, and additional experience that can enhance personnel skills and overall marketability. Personnel are screened by an operating employee with a compatible background to determine their qualifications and to match these qualifications with individual client needs. This screening includes an in-depth interview, skill testing, reference checks, and, in some cases, credit checks and additional background checks.

          Professional Temporary Services targets Fortune 1000 companies and other large organizations, with a primary focus on organizations determined to have the potential need for Romac's full range of services. In order to maximize its marketing effectiveness, Romac provides extensive training to its operating employees, which emphasizes the consulting nature of its business. Romac's operating employees develop marketing plans composed of multiple visits, frequent telemarketing activity, monthly mailings, and other actions supported through the use of the PROS and daily staff meetings. Romac believes that these techniques and processes provide the opportunity to expand its business within its clients' organizations, solidify client relationships, and develop new clients. Romac recognizes that in some cases Professional Temporary Services personnel will be offered permanent positions. If a client requests that personnel become permanent employees, Romac typically charges a "conversion" fee that is calculated as a percentage of the initial annual compensation.

          Contract Services. Contract Services provides personnel on a contractual basis, which typically averages six to nine months in duration. Contract Services has traditionally focused on providing information systems personnel to assist clients whose needs range from mainframe environments to single work stations. Contract Services personnel perform a wide range of services, including software development, database design and management, system administration, end-user training and acceptance, network design and integration, information strategy development, business and systems plans, and standardization of technology and business procedures. The size and growth of the information services industry in recent years have been driven largely by rapid technological advances. These advances have included the availability of increased computing power at lower costs and the emergence of new information systems capabilities. As a result, the ability of businesses to benefit from the application of computer technology has been greatly enhanced and has been accompanied by a dramatic increase in the number of end users. At the same time, the sophistication and complexity of the systems needed to serve these businesses and to deliver the desired benefits have greatly increased. Additionally, the need to contain costs has caused many businesses to reduce the number of personnel resulting in increased dependence upon information systems to support important functions and to improve productivity.

          Romac's base of skilled technical personnel is integral to its success. Because technical needs are diverse and technology advances occur frequently, technical talent is in high demand. As a result, Contract Services focuses heavily on its recruiting efforts. In addition, Romac focuses on training its Information Systems personnel in sophisticated technology applications. For example, Romac has formed ETD, which selects personnel to receive extensive training in emerging information technologies and who are assigned to client environments for periods generally ranging from six months to two years. Romac believes that building a base of skilled technical personnel who are available for assignment is as integral to its success as are its client relationships.

          The March 1996 acquisition of Strategic Outsourcing, Inc., which was renamed Romac-HR ("Romac-HR"), expanded Romac's Contract Services functions to include human resource personnel. Romac-HR, which was founded in 1989 in Boston, provides its clients with human resource personnel on a contractual basis to assist in the development, implementation, and maintenance of a wide variety of human resource processes. Romac currently provides the human resource contract services function in the Boston, Chicago, Philadelphia, Tampa and Washington DC markets. Romac plans to continue to introduce the human resource contract services function into its existing markets.

          Romac has expanded its Contract Services functions to include manufacturing services, health care, and pharmaceutical personnel. Within manufacturing services, Romac provides a wide range of quality engineers and quality assurance personnel. Health care contract services provides hospital administration and management personnel. Pharmaceutical contract services provides pharmaceutical industry clients with research and regulatory personnel.

          Currently, Romac services these other functional areas on a national basis solely out of its Tampa office.

          Romac's operating employees develop and maintain an active personnel inventory designed to meet the needs of Romac's clients. To recruit qualified personnel, Romac uses targeted telephone and internet recruiting, obtains referrals from its existing personnel and clients, and places newspaper advertisements. The Search Services' recruiting efforts complement those of Contract Services, and Romac believes that this combination distinguishes it from its competitors. To foster loyalty and commitment from its existing personnel, Romac maintains frequent contact and offers competitive wages, benefits, flexible schedules, and exposure to a variety of working environments.

          Contract Services concentrates on marketing its services to Fortune 1000 companies and other businesses with information systems, manufacturing services, human resources, health care, and pharmaceutical personnel requirements. Operating employees emphasize Romac's ability to provide contract personnel who can perform a wide range of services within each of these areas through consultative contacts with client end-users, personal visits, mailings, and telemarketing efforts.

     Search Services

     Romac provides extensive search services for professional and technical personnel. The professional skills offered by the Search Services are in the areas of information technology, finance and accounting, financial services, pharmaceutical research, health care, human resources, insurance, and manufacturing.

     Romac performs both contingency and retained searches. A contingency search results in payment to Romac only when personnel are actually hired by a client. Romac's strategy is to perform contingency searches only for skills Romac targets as its "core-businesses." Client searches that are outside a core-business area typically are at a management or executive level and require a targeted research and recruiting effort. Romac typically performs these searches as retained searches where the client pays a part of the search fee in advance and the remainder upon completion of the search. Romac's fee is typically structured as a percentage of the placed individual's first-year annual compensation.

     An active database of personnel is maintained as the result of its continuous recruiting efforts and reputation in the industry. In addition, operating employees locate many potential personnel as the result of referrals from the Flexible Staffing Services activities.

     Romac believes that it has developed a reputation for quality search work and that it is recognized as a leader in its search specialties. To minimize the risk of changes in skill demand, Romac's marketing plan incorporates a continual review of client recruitment plans for future periods to allow for rapid changes to "in-demand" skills. The quality of the relationship with client personnel is a key component of the strategy, and Romac seeks to use consultative relationships to obtain insight into emerging growth areas. The clients targeted by the Search Services are typically the same as those targeted by the Flexible Staffing Services. This common focus is intended to contribute to Romac's objective of providing integrated solutions to its clients' personnel needs.

     Romac's search business is highly specialized. Certain skills, such as finance and accounting, information technology and human resources, may be served by local offices, while other, more highly specialized operating specialties require a regional or national focus. Romac believes that a trend toward greater selectivity in its clients' hiring processes has contributed to an increased demand for its Search Services. This emphasis on quality fits well with Romac's inventory of personnel. Romac expects that the Search Services will continue to add operating specialties in the majority of markets served.

MARKETS

     Romac serves 19 metropolitan markets with management of the operations coordinated from its headquarters in Tampa. Romac's headquarters provides its offices with administrative, marketing, accounting, training, legal, and information systems support, particularly as it relates to the standardization of the operating processes of its offices.

     The following table lists the services offered by Romac on a market by market basis.

                                                       SERVICES OFFERED
                                      --------------------------------------------------
                                      INFORMATION   FINANCE &      HUMAN      OPERATING         YEAR
                                      TECHNOLOGY    ACCOUNTING   RESOURCES   SPECIALTIES   OPENED/ACQUIRED
                                      -----------   ----------   ---------   -----------   ---------------
Atlanta, GA.........................       X            X                                       1986
Boston, MA..........................       X            X            X            X             1966
Chicago, IL.........................       X            X            X                          1985
Dallas, TX..........................       X            X                                       1995
Denver, CO..........................       X                                                    1997
Houston, TX.........................       X            X                                       1995
Louisville, KY......................       X                                                    1992
Miami/Ft. Lauderdale, FL............       X            X                                       1982
Minneapolis, MN.....................                    X                                       1996
Orange County, CA...................       X                                                    1997
Orlando, FL.........................       X            X                                       1984
Philadelphia, PA....................       X            X            X                          1995
Pittsburgh, PA......................                    X                                       1996
San Francisco, CA...................       X            X                                       1989
San Jose, CA........................       X            X                                       1997
St. Louis, MO.......................                    X                                       1998
Stamford, CT........................       X            X                                       1997
Tampa, FL...........................       X            X            X            X             1980
Washington, DC......................                    X            X                          1997

PROFESSIONAL RECRUITERS OPERATING SYSTEM

     Romac has developed a proprietary integrated system designed to maximize productivity and to aid in the management of its business. PROS is designed to be a comprehensive approach to the operation and management of a specialty staffing firm. It comprises sophisticated and proprietary operating and computer systems initially developed in 1982 and has been continually enhanced. The system links each office location through the use of a private network to Romac's corporate headquarters.

     PROS offers several advantages in providing information to support the goals of Romac. Through the use of PROS, market information concerning target customers is tracked and prioritized to focus marketing and development efforts. Readily available management reports indicate the frequency and nature of contact with the targeted customers to support marketing plans. By using these reports, managers provide direction and support to operating employees to ensure that customers are properly served. A manager, concerned with the status of a particular assignment at any point, can examine the detailed status and degree of coverage on each assignment. PROS offers both detailed and summary reports to provide a continuous view of key factors related to customer development and service and operating employee and personnel productivity.

     In addition to customer service considerations, PROS enhances the productivity and efficiency of the operating employees. One of the primary problems facing operating employees is the effective and productive use of information. PROS simplifies the information recording and retrieval problem and enables operating employees in different functional and geographical areas to share information and communicate more effectively.

     Finally, PROS helps Romac manage information by passing data from the operating divisions software to the accounting software. This approach increases productivity, as data have a single point of entry and can be readily accessed by all functional areas within Romac. Romac intends to continue to enhance its systems capabilities to streamline processes in order to improve customer servicing.

COMPETITION

     The specialty staffing services industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. A number of Romac's competitors possess substantially greater resources than Romac. Romac faces substantial competition from large national firms and local specialty staffing firms. Larger national firms that offer specialty staffing services include Robert Half International, Computer Horizon, Inc., and Alternative Resources Corporation. The local firms are typically operator-owned, and each market generally has one or more significant competitors. Romac also faces competition from national clerical and light industrial staffing firms and national and regional accounting firms that also offer certain specialty staffing services. These companies include Interior Services, Inc., Norrell Corporation, AccuStaff Incorporated, and Olsten Corp.

     Romac believes that the availability and quality of its personnel, the level of service, the effective monitoring of job performance, scope of geographic service and the price of service are the principal elements of competition. Romac believes that availability of quality personnel is an especially important facet of competition. In order to attract personnel, Romac places emphasis upon its ability to provide permanent placement opportunities, competitive compensation and benefits, quality and varied assignments, and scheduling flexibility. Because personnel pursue other employment opportunities on a regular basis, it is important that Romac respond to market conditions affecting these individuals. Additionally, in certain markets Romac has experienced significant pricing pressure from some of its competitors. Although Romac believes it competes favorably with respect to these factors, it expects competition to increase, and there is no assurance that Romac will remain competitive.

INSURANCE

     Romac maintains a fidelity bond and a number of insurance policies including general liability and automobile liability, (each with excess liability coverage), professional liability, worker's compensation and employers' liability. Romac also maintains professional liability and crime policies, each with aggregate coverage of $1.0 million, covering certain liabilities that may arise from the actions or omissions of its operating employees and personnel. Romac currently maintains key man life insurance on certain of its executive officers in an aggregate amount of $7.5 million. Romac believes that its insurance coverages will be adequate for its needs, although there is no assurance that these coverages will be sufficient.

OPERATING EMPLOYEES AND PERSONNEL

     As of December 31, 1997, Romac and its subsidiaries employed approximately 600 operating employees. Additionally, as of that date, Romac had approximately 2,600 personnel on assignment providing flexible staffing services to its clients. As the employer, Romac is responsible for the operating employees and personnel payrolls and employer's share of social security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance, and other direct labor costs relating to its operating employees and personnel. Romac offers access to various insurance programs and other benefits for its operating employees and personnel. Romac has no collective bargaining agreements covering any of its operating employees or personnel, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its operating employees or personnel. Romac considers relations with its operating employees and personnel to be good.

ITEM 2.  PROPERTIES

     Romac owns no real estate. It leases its corporate headquarters in Tampa, Florida, as well as space for its other locations. The aggregate area of office space under leases for locations is approximately 154,000 square feet. The leases generally run from month-to-month to five years and the aggregate annual rent paid by Romac in 1997 was approximately $2.1 million. Romac believes that its facilities are adequate for its needs and does not expect difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of its business, Romac is from time to time threatened with or named as a defendant in various lawsuits, including discrimination and harassment and other similar claims. Romac maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that Romac insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, and fidelity losses. Romac is not currently involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997 covered by this Annual Report on Form 10-K.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "ROMC". The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market. The table has been adjusted to reflect two-for-one stock splits, each in the form of a 100% stock dividend reflected on the Nasdaq National Market on May 23, 1996 and October 17, 1997.

                        FISCAL YEAR                           HIGH       LOW
                        -----------                          -------   -------
1996:
  First Quarter............................................  $ 8.063   $ 5.750
  Second Quarter...........................................  $14.875   $ 7.688
  Third Quarter............................................  $15.750   $10.125
  Fourth Quarter...........................................  $15.125   $10.625
1997:
  First Quarter............................................  $13.500   $ 8.438
  Second Quarter...........................................   17.375     8.313
  Third Quarter............................................   22.500    16.875
  Fourth Quarter...........................................   25.125    14.500
1998:
  First Quarter (through March 13, 1998)...................  $24.125   $23.750

     On March 13, 1998, the last reported sale for the Company's Common Stock was at $23.750. On March 13, 1998 there were approximately 73 holders of record.

     Since the Company's initial public offering, the Company has not paid any cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               1993      1994      1995      1996       1997
                                              -------   -------   -------   -------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net service revenues......................  $40,346   $40,789   $45,655   $94,210   $181,434
  Direct costs of services..................   26,126    24,851    25,460    53,839    110,550
                                              -------   -------   -------   -------   --------
  Gross profit..............................   14,220    15,938    20,195    40,371     70,884
  Selling, general and administrative
     expenses...............................   12,775    15,009    15,232    30,348     50,531
  Depreciation and amortization.............      298       248       512     1,762      3,242
  Combination expenses......................       --     2,251        --        --         --
  Other (income) expense, net(1)............       34    (1,157)     (570)   (1,685)    (1,932)
                                              -------   -------   -------   -------   --------
  Income (loss) before taxes and minority
     interest...............................    1,113      (413)    5,021     9,946     19,043
  Provision for taxes.......................      448       186     2,008     3,965      7,500
                                              -------   -------   -------   -------   --------
  Income (loss) before minority interest....      665      (599)    3,013     5,981     11,543
  Minority interest in subsidiary income....       15        --        --        --         --
                                              -------   -------   -------   -------   --------
  Net income (loss)(1)......................  $   650      (599)    3,013     5,981     11,543
                                              =======   =======   =======   =======   ========
  Net income (loss) per share(2) -- basic...  $  0.05      (.04)      .19      0.28        .46
                                              =======   =======   =======   =======   ========
  Weighted average shares
     outstanding -- basic...................   13,237    14,078    16,087    21,716     24,896
  Net income (loss) per share -- diluted....     0.05      (.04)      .18       .26        .44
                                              =======   =======   =======   =======   ========
  Weighted average shares
     outstanding -- diluted.................   13,237    14,078    16,965    23,319     26,398

                                                                DECEMBER 31,
                                              ------------------------------------------------
                                               1993      1994      1995      1996       1997
                                              -------   -------   -------   -------   --------
BALANCE SHEET DATA:
  Working capital...........................  $ 2,579   $ 2,093   $13,895   $54,220   $ 97,500
  Total assets..............................    6.135     6,984    20,952    77,559    197,139
  Total long-term debt......................       92        24       500        --      1,260
  Shareholders' equity......................    3,074     2,435    16,924    71,284    173,680

---------------
(1) Net income (loss) for the years ended December 31, 1994, 1995, 1996, and 1997, includes franchise termination income (net of tax) of $336, $261, $208, and $100, respectively.

(2) Net income (loss) per share for the years ended December 31, 1994, 1995, 1996, and 1997, includes franchise termination income per share of $0.02, $0.01, $0.01, $0.00, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with Romac's Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

OVERVIEW

     Romac is a provider of professional and technical specialty staffing services in 19 markets in the United States. Romac strives to shape valuable business relationships between organizations and the knowledgeable people who make them successful. To better serve the needs of its customers, Romac provides its customers value-added services in the following specialties: Information Technology, Finance and Accounting, Human Resources and Operating Specialties. Romac believes its broad range of highly specialized services provides clients with integrated solutions to their staffing needs, allowing Romac to develop long-term, consultative relationships. Romac principally serves Fortune 1000 clients with its top ten clients representing 10.0% of its revenue for 1997. Romac believes its functional focus and range of service offerings generate increased placement opportunities and enhance Romac's ability to identify, attract, retain, develop, and motivate personnel and operating employees.

Revenue Recognition

     Net service revenues consist of sales, net of credits and discounts. Romac recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. Franchise fees were determined based upon a contractual percentage of the revenue billed by franchisees. Costs relating to the support of franchised operations were included in Romac's selling, general and administrative expenses. The last remaining franchisee and licensee agreement was terminated at the end of the second quarter of 1997. Romac was the legal employer of flexible personnel under its licensing arrangements, and accordingly included revenues and related direct costs of licensed offices in its net service revenues and direct cost of services, respectively. Commissions paid to licensees were based upon a percentage of the gross profit generated, and were included in Romac's direct cost of services.

Gross Profit

     Gross profit for the Flexible Billings is determined by deducting the direct cost of services (flexible personnel payroll wages, payroll taxes, payroll-related insurance, and licensee commissions) from net service revenues. Consistent with industry practices, all costs related to Search Fees are classified as selling, general, and administrative expense.

RESULTS OF OPERATIONS

     The following table sets forth revenue mix and certain items in Romac's consolidated statement of operations as a percentage of net service revenues for the indicated periods:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                      1995     1996     1997
                                                      -----    -----    -----
Flexible Billings...................................   78.5%    80.2%    86.0%
Search Fees.........................................   21.5     19.8     14.0
                                                      -----    -----    -----
Net service revenues................................  100.0    100.0    100.0
                                                      =====    =====    =====
Gross profit........................................   44.2     42.9     39.1
Selling, general, and administrative expenses.......   33.4     32.2     27.9
Income before taxes.................................   11.0     10.6     10.5
Net income..........................................    6.6%     6.3%     6.4%

1997 COMPARED TO 1996

     Net service revenues. Net service revenues increased 92.6% to $181.4 million in 1997 as compared to $94.2 million for the same period in 1996. This increase was composed of a $80.6 million increase in Flexible Billings and a $6.7 million increase in Search Fees for the year ended December 31, 1997 as described below.

     Flexible Billings increased 106.8% to $156.0 million in 1997 as compared to $75.5 million for the same period in 1996. This increase is a result of an increase in the number of hours billed by Romac-owned operations as compared to the same periods in 1996. The average hourly bill rate for the year increased to $36.0 in 1997 from $28.0 for 1996 due to the growing mix of contract business as a percentage of total Flexible Billings. In addition, Romac's ETD division increased its bill rates 26% in 1997 compared to the same periods in 1996 as the demand for these highly skilled workers continues to build.

     Search Fees increased 35.3% to $25.3 million in 1997 as compared to $18.7 million for the same period in 1996. This increase resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made in 1997 as compared to the same period in 1996. The average fee for each search placement made during the periods remained relatively constant.

     Gross profit. Gross profit increased 75.5% to $70.9 million in 1997 as compared to $40.4 million in 1996. Gross profit as a percentage of net service revenues decreased to 39.1% in 1997 as compared to 42.9% for the same period in 1996. This decrease was a result of the continuing change in Romac's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search Fees, increased to 86.0% of Romac's net service revenues in 1997 as compared to 80.1% for the same period in 1996.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased 66.7% to $50.5 million in 1997 as compared to $30.3 million for the same period in 1996. Selling, general, and administrative expenses as a percentage of net service revenues decreased to 27.9% in 1997 compared to 32.2% for the same period in 1996. This decrease in selling, general, and administrative expense as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

     Depreciation and amortization expense. Depreciation and amortization expense increased 77.8%, to $3.2 million for 1997 as compared to $1.8 million for the same period in 1996. Depreciation and amortization expense as a percentage of net service revenue decreased to 1.8% for 1997 as compared 1.9% for the same period in 1996. The decrease as a percentage of net service revenues for 1997 as compared to the same period in 1996 is primarily due to a change in accounting estimate which increased the amortization period for goodwill from 15 to 30 years related to certain acquisitions.

     Other (income) expense. Other (income) expense increased 11.8% in 1997 to $1.9 million as compared to approximately $1.7 million for the same period in 1996. The increase during 1997 compared to the same period in 1996 is due to interest earned on the investment of the proceeds from the May 1996 and November 1997 stock offerings.

     Income before taxes. Income before taxes increased 91.9% to $19.0 million for 1997 as compared to $9.9 million for the same period in 1996, primarily as a result of the above factors.

     Provision for income taxes. Provision for income taxes increased 87.5% to $7.5 million for 1997 compared to $4.0 million for the same period in 1996. The effective tax rate was 39.4% in 1997 as compared to approximately 40.0% in 1996.

     Net income. Net income increased 91.7% to $11.5 million for 1997 compared to $6.0 million for the same period in 1996. This increase was due to the revenue increases discussed above offset by a decrease in the gross profit as a percentage of net service revenues due to the continuing change in the business mix towards Flexible Billings, which has traditionally lower gross margins, and a decrease in selling, general and administrative expenses as a percentage of net service revenues (although selling, general, and administrative expenses increased in absolute dollars) due to economies of scale gained from a larger revenue base.

1996 COMPARED TO 1995

     Net service revenues. Net service revenues increased 106.1% to $94.2 million in 1996 as compared to $45.7 million for the same period in 1995. This increase was composed of a $39.6 million increase in Flexible Billings and a $8.9 million increase in Search Fees for 1996. This increase in Flexible Billings was partially offset by an approximate $1.5 million decrease in Flexible Billings from franchisee and licensee operations for 1996 as compared to 1995, as several franchisee and licensee operations were discontinued during 1996.

     Flexible Billings increased 110.3% to $75.5 million for 1996 as compared to $35.9 million in 1995. This increase in Flexible Billings includes a $25.3 million increase from existing Company-owned operations and $14.3 million increase from acquired operations. The increase attributable to Company-owned operations resulted primarily from an increase in the number of hours billed by Company-owned operations during 1996 as compared to 1995, as well as from an increase in the average hourly bill rate for 1996 to approximately $27.0 per hour as compared to approximately $21.3 per hour in 1995.

     Search Fees increased 90.8% to $18.7 million in 1996 as compared to $9.8 million in 1995. This increase in revenues was a result of a $4.3 million increase in revenues from existing Company-owned operations and a $4.6 million increase in revenues attributable to acquired operations. The increase in Company-owned operations resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made during 1996 as compared to 1995. The average fee for each Search placement made remained relatively constant during the periods involved. Franchise and license revenues, which are included in the aforementioned Flexible Billings decreased approximately 31.9% to $3.2 million in 1996 from $4.7 million in 1995. The decrease was primarily due to the effects of discontinued franchisee and licensee operations during 1996.

     After taking into account the decreases in net service revenues attributable to discontinued franchisee and licensee operations, the net service revenue comparisons reflect a continued improvement in the demand for Romac's specialized staffing services. Romac opened two new Company-owned locations during 1996: Pittsburgh in February and Minneapolis in April.

     Gross profit. Gross profit increased 100.0% to $40.4 million in 1996 as compared to $20.2 million in 1995. Gross profit as a percentage of net service revenues decreased to 42.9% in 1996 as compared to 44.2% in 1995. This decrease in gross profit margin as a percentage of net service revenues was a result of the continuing changes in Romac's business mix whereby revenues from Flexible Billings, which has traditionally lower gross margins than Search Fees, increased to 80.1% of Romac's net service revenues for 1996 as compared to 78.6% for 1995.

     Selling, general and administrative expenses. Selling, general, and administrative expenses increased 99.3% to $30.3 million in 1996 as compared to $15.2 million in 1995. Selling, general, and administrative expenses as a percentage of net service revenues decreased to 32.2% in 1996 as compared to 33.4% in 1995. This decrease in selling, general, and administrative expenses as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

     Depreciation and amortization expenses. Depreciation and amortization expenses increased approximately 260.0% to $1.8 million in 1996 as compared to $500,000 in 1995, primarily because Romac incurred a full year of depreciation expense on approximately $1.2 million of new computer and telephone equipment that was purchased during 1995, began depreciating approximately $1.3 million of computer and telephone equipment and approximately $700,000 of furniture and fixtures acquired in 1996, and incurred additional amortization expense in 1996 related to goodwill recorded as a result of asset acquisitions made by Romac during 1996.

     Other (income) expense. Other (income) expense increased 198.2% to $1.7 million of income in 1996 as compared to $570,000 of income in 1995. This increase was primarily due to interest earned by Romac on the investment of the proceeds from its May 1996 Common Stock offering and expenses relating to capital lease obligations entered into in 1995 declined in 1996. This increase was partially offset by a decrease in franchisee termination income received by Romac during the periods involved, as $346,189 was received in 1996 as compared to $435,000 in 1995.

     Income before taxes. Income before taxes increased 98.0% to $9.9 million in 1996 as compared to $5.0 million in 1995, primarily as a result of the above factors.

     Provision for income taxes. Provision for income taxes increased 100% to $4.0 million in 1996 as compared to $2.0 million in 1995. The effective income tax rate was constant at approximately 40.0% for both periods.

     Net income. Net income increased approximately 100% to $6.0 million in 1996 as compared to $3.0 million in 1995, primarily as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company's sources of liquidity included approximately $77.9 million in cash and cash equivalents and approximately $19.6 million in additional net working capital. In addition, as of December 31, 1997, there were no amounts outstanding on Romac's line of credit and $30.0 million was available for borrowing under Romac's line of credit. Romac entered into a new Revolving Line of Credit Loan Agreement with Nationsbank, N.A. (the "Line of Credit") during September 1997. The Line of Credit expires on March 31, 2000 and amounts outstanding under the line of credit accrue interest at an annual rate equal to 65 basis points above the 90-day London Interbank Offering interest rate ("LIBOR"). As of December 31, 1997, the interest rate on the Line of Credit was 6.46%.

     During the year ended December 31, 1997, cash flow provided by operations was approximately $4.5 million, resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operating payroll liabilities, offset by an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during 1997 from existing locations and the initial funding of the accounts receivable base in acquired operations.

     During 1997, cash flow used in investing activities was approximately $54.3 million, resulting primarily from Romac's use of approximately $52.1 million in cash for acquisitions.

     In November and December 1997, Romac received approximately $86.5 million as net proceeds of its common stock offering, part of which was used to repay the indebtedness outstanding under the Line of Credit. Romac intends to use the remaining net proceeds for general corporate purposes, including possible acquisitions, expansion of Romac's operations and certain capital expenditures related to Romac's expansion. Pending such uses, the net proceeds will be invested in short term, investment grade securities, certificates of deposit, or direct or guaranteed obligations of the United States government.

     Romac believes that cash flow from operations and borrowings under Romac's Line of Credit, or other credit facilities that may become available to Romac in the future will be adequate to meet the working capital requirements of Romac's current operations for at least the next 12 months. Romac believes that the consummation of the Source Merger will not adversely affect Romac's liquidity and capital resources. Romac's estimate of the period that existing resources will fund its and the combined company's working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions.

YEAR 2000 COMPUTER ISSUES

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. Romac utilizes software or related computer technologies which are essential to its operations. The Company believes all such software is currently Year 2000 compliant, and therein does not anticipate any material impact as a result of the Year 2000 issue.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included on pages 22 to 47 in Item 14 of Part IV of this Report and is incorporated into this item by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          1. Financial Statements. The consolidated financial statements, and related notes thereto, of the Company with independent auditors' report thereon are included in Part IV of this Report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 22 of this report.

          2. Financial Statement Schedule. The financial statement schedule of the Company is included in Part IV of this Report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 20 of this report. The independent auditors' report as presented on page 41 of this report applies to the financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto, of the Company.

          Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3. Exhibits.  See Item 14(c) below.

     (b) Reports on Form 8-K.

          (i) Report on Form 8-K, filed October 9, 1997, relating to the purchase of substantially all the assets of Sequent Associates, Inc.

          (ii) Report on Form 8-K, filed October 16, 1997, announcing third quarter operating results.

          (iii) Report on Form 8-K/A, filed October 16, 1997, filing the financial statements for Uni*Quality System Solutions, Inc., previously omitted from the Company's Report on Form 8-K, filed September 22, 1997

          (iv) Report on Form 8-K, filed December 3, 1997, relating to the resignation of Maureen A. Rorech from the Board of Directors.

     (c) Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this Report.

     (d) Financial Statement Schedules.  See Item 14(a) above.

                           ROMAC INTERNATIONAL, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  21
Consolidated Financial Statements:
  Consolidated Balance Sheets -- December 31, 1997 and
     1996...................................................  22
  Consolidated Statements of Operations -- Years ended
     December 31, 1997, 1996, and 1995......................  23
  Consolidated Statements of Changes in Shareholders'
     Equity -- Years ended
     December 31, 1997, 1996, and 1995......................  25
  Consolidated Statements of Cash Flows -- Years ended
     December 31, 1997, 1996, and 1995......................  24
  Notes to Consolidated Financial Statements................  27
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........  42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Romac International, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Romac International, Inc., and its subsidiaries ("the Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP
Tampa, Florida
February 25, 1998

                           ROMAC INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
                                                                  (IN 000'S)
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 77,946    $39,555
  Short-term investments....................................        47        880
  Trade receivables, net of allowance for doubtful accounts
     of $880 and $617, respectively.........................    35,475     17,061
  Notes receivable from franchisees, current................       109        193
  Receivables from related parties, current.................       233        100
  Deferred tax asset, current...............................       352        243
  Prepaid expenses and other current assets.................     1,637      1,214
                                                              --------    -------
          Total current assets..............................   115,799     59,246
Notes receivable from franchisees, less current portion.....         4         75
Receivables from related parties, less current portion......     1,290        862
Deferred tax asset, less current portion....................       310        209
Furniture and equipment, net................................     8,206      5,346
Other assets, net...........................................     4,878        906
Goodwill, net of accumulated amortization of $2,578 and
  $1,108, respectively......................................    66,652     10,915
                                                              --------    -------
          Total assets......................................  $197,139    $77,559
                                                              ========    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and other accrued liabilities............  $  2,680    $ 1,723
  Accrued payroll costs.....................................     7,227      2,976
  Current portion of capital lease obligations..............       731         --
  Current portion of payables to related parties............     4,265         23
  Income taxes payable......................................     3,396        304
                                                              --------    -------
          Total current liabilities.........................    18,299      5,026
Capital lease obligations, less current portion.............     1,260         --
Payables to related parties, less current portion...........     1,375         --
Other long-term liabilities.................................     2,525      1,249
                                                              --------    -------
          Total liabilities.................................    23,459      6,275
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par; 15,000 shares authorized, none
     issued and outstanding.................................        --         --
  Common stock, $0.01 par; 100,000 shares authorized, 29,863
     and 24,267 issued and outstanding, respectively........       299        243
  Additional paid-in capital................................   152,188     61,404
  Stock subscriptions receivable............................        --        (13)
  Retained earnings.........................................    22,118     10,575
  Less reacquired shares at cost; 677 shares................      (925)      (925)
                                                              --------    -------
          Total shareholders' equity........................   173,680     71,284
                                                              --------    -------
          Total liabilities and shareholders' equity........  $197,139    $77,559
                                                              ========    =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,
                       (IN 000'S, EXCEPT PER SHARE DATA)

                                                                1997       1996       1995
                                                              --------    -------    -------
Net service revenues........................................  $181,434    $94,210    $45,655
Direct costs of services....................................   110,550     53,839     25,460
                                                              --------    -------    -------
Gross profit................................................    70,884     40,371     20,195
Selling, general and administrative expenses................    50,531     30,348     15,232
Depreciation and amortization...............................     3,242      1,762        512
Other (income) expense:
  Dividend and interest income..............................    (1,902)    (1,413)      (214)
  Interest expense..........................................       127         78        133
  Other (income) expense, net...............................      (157)      (350)      (489)
                                                              --------    -------    -------
Income before income taxes..................................    19,043      9,946      5,021
Provision for income taxes..................................     7,500      3,965      2,008
                                                              --------    -------    -------
Net income..................................................  $ 11,543    $ 5,981    $ 3,013
                                                              ========    =======    =======
Net income per share:
  Basic.....................................................  $    .46    $   .28    $   .19
                                                              ========    =======    =======
  Diluted...................................................  $    .44    $   .26    $   .18
                                                              ========    =======    =======
Weighted average shares:
  Basic.....................................................    24,896     21,716     16,087
                                                              ========    =======    =======
  Diluted...................................................    26,398     23,319     16,965
                                                              ========    =======    =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (IN 000'S)

                                                              SHARES     AMOUNT
                                                              ------    --------
COMMON STOCK:
Balance at December 31, 1994................................  15,751    $    158
Issuance of common stock....................................   4,160          42
Exercise of stock options...................................      21          --
                                                              ------    --------
Balance at December 31, 1995................................  19,932         200
Issuance of common stock....................................   4,024          40
Exercise of stock options...................................     311           3
                                                              ------    --------
Balance at December 31, 1996................................  24,267         243
Issuance of common stock....................................   4,577          46
Exercise of stock options...................................   1,019          10
                                                              ------    --------
Balance at December 31, 1997................................  29,863    $    299
                                                              ======    ========
ADDITIONAL PAID-IN CAPITAL:
Balance at December 31, 1994................................            $  1,655
Issuance of common stock....................................              11,360
Exercise of stock options...................................                  32
Tax benefit related to employee stock options...............                  25
                                                                        --------
Balance at December 31, 1995................................              13,072
Issuance of common stock....................................              47,191
Exercise of stock options...................................                 512
Tax benefit related to employee stock options...............                 629
                                                                        --------
Balance at December 31, 1996................................              61,404
Issuance of common stock....................................              86,469
Exercise of stock options...................................               2,834
Tax Benefit related to employee stock options...............               1,481
                                                                        --------
Balance at December 31, 1997................................            $152,188
                                                                        ========
STOCK REPURCHASE OBLIGATION:
Balance at December 31, 1994................................            $   (924)
Reacquired stock............................................                 924
                                                                        --------
Balance at December 31, 1995, 1996 and 1997.................            $     --
                                                                        ========
STOCK SUBSCRIPTIONS RECEIVABLE:
Balance at December 31, 1994................................            $    (36)
Payments on stock subscriptions receivable..................                  19
                                                                        --------
Balance at December 31, 1995................................                 (17)
Payments on stock subscriptions receivable..................                   4
                                                                        --------
Balance at December 31, 1996................................                 (13)
Payments on stock subscriptions receivable..................                  13
                                                                        --------
Balance at December 31, 1997................................            $     --
                                                                        ========

                           ROMAC INTERNATIONAL, INC.

                                                              SHARES     AMOUNT
                                                              ------    --------
RETAINED EARNINGS:
Balance at December 31, 1994................................            $  1,582
Net income..................................................               3,013
                                                                        --------
Balance at December 31, 1995................................               4,595
Net income..................................................               5,980
                                                                        --------
Balance at December 31, 1996................................              10,575
Net income..................................................              11,543
                                                                        --------
Balance at December 31, 1997................................            $ 22,118
                                                                        ========
REACQUIRED SHARES:
Balance at December 31, 1994................................    (676)   $   (924)
Reacquired escrow shares....................................      --          (1)
                                                              ------    --------
Balance at December 31, 1995, 1996 and 1997.................    (676)   $   (925)
                                                              ======    ========
TOTAL SHAREHOLDERS' EQUITY:
Balance at December 31, 1994................................            $  2,435
Issuance of common stock....................................              11,402
Net income..................................................               3,013
Exercise of stock options...................................                  32
Payments on stock subscriptions receivable..................                  19
Reacquired escrow shares....................................                  (1)
Tax benefit related to employee stock options...............                  25
                                                                        --------
Balance at December 31, 1995................................              16,925
Issuance of common stock....................................              47,231
Exercise of stock options...................................                 515
Tax benefit related to employee stock options...............                 629
Payments on stock subscriptions receivable..................                   4
Net income..................................................               5,980
                                                                        --------
Balance at December 31, 1996................................              71,284
Issuance of common stock....................................              86,515
Exercise of stock options...................................               2,844
Tax benefit related to employee stock options...............               1,481
Payment on stock subscriptions receivable...................                  13
Net income..................................................              11,543
                                                                        --------
Balance at December 31, 1997................................            $173,680
                                                                        ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,
                                   (IN 000'S)

                                                                1997        1996       1995
                                                              --------    --------    -------
Cash flows from operating activities:
  Net income................................................  $ 11,543    $  5,981    $ 3,013
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     3,242       1,762        512
     Provision for losses on accounts and notes
       receivable...........................................       638         193        290
     Deferred taxes.........................................      (210)         26        (64)
  (Increase) decrease in operating assets:
     Trade receivables, net.................................   (19,052)     (9,900)    (4,424)
     Notes receivable from franchisees......................       155        (111)       (17)
     Prepaid expenses and other current assets..............      (423)       (895)       398
     Other assets, net......................................    (2,487)         (7)       (14)
  Increase (decrease) in operating liabilities:
     Accounts payable and other accrued liabilities.........       957       1,050       (922)
     Accrued payroll costs..................................     4,251       1,518        (65)
     Income taxes payable...................................     4,572         361        554
     Other long-term liabilities............................     1,276         657       (682)
                                                              --------    --------    -------
          Cash provided by (used for) operating
            activities......................................     4,462         635     (1,421)
                                                              --------    --------    -------
Cash flows from investing activities:
  Capital expenditures......................................    (3,226)     (3,830)    (1,302)
  Acquisitions, net of cash acquired........................   (52,127)    (11,254)        --
  Proceeds from sale of furniture and equipment, net........     1,681          --         12
  Proceeds from the sale of short-term investments, net.....       833       7,024         --
  Increase in cash surrender value of life insurance
     policies...............................................    (1,485)       (382)      (241)
  Payments for purchase of short-term investments, net......        --          --     (7,656)
                                                              --------    --------    -------
          Cash used in investing activities.................   (54,324)     (8,442)    (9,187)
                                                              --------    --------    -------
Cash flows from financing activities:
  Payments on notes receivable from stock subscriptions.....        13           4         19
  Payments on capital lease obligations.....................      (535)       (703)      (570)
  Payments on notes payable to related parties..............       (23)         (6)       (18)
  Payments on notes receivable from related parties.........        39         220         96
  Issuance of notes receivable from related parties.........      (600)       (520)      (439)
  Proceeds from issuance of common stock....................    86,515      47,232     11,402
  Proceeds from exercise of stock options...................     2,844         515         32
  Repurchase of stock.......................................        --          --          1
                                                              --------    --------    -------
          Cash provided by financing activities.............    88,253      46,742     10,523
                                                              --------    --------    -------
Increase (decrease) in cash and cash equivalents............  $ 38,391    $ 38,935    $   (85)
Cash and cash equivalents at beginning of year..............    39,555         620        705
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 77,946    $ 39,555    $   620
                                                              ========    ========    =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN 000S, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     ROMAC International, Inc. (the "Company") is a provider of professional and technical specialty staffing services in 18 markets in the United States as of December 31, 1997. The Company provides its customers value-added staffing services in the following specialties: Information Technology, Finance and Accounting, Human Resources and Operating Specialties. The Company provides flexible staffing services on both a professional temporary and contract basis and provides search services on both a contingency and retained basis. The Company principally serves Fortune 1000 clients.

Stock Split/Dividend

     On April 21, 1995, the Company declared a 1.023-for-1 stock split on its common stock. The Company declared two-for-one stock splits effected as a 100% stock dividends on its common stock on May 15, 1996 and October 3, 1997. All share-related data in these consolidated financial statements have been adjusted retroactively to give effect to these events as if they had occurred at the beginning of the earliest period presented.

Public Offerings

     The Company completed its initial public offering of 4,160 shares of common stock on August 12, 1995. The proceeds of $11,402, net of underwriters' discounts and other offering costs, were used to pay down debt, to reacquire stock, for general working capital purposes and to finance business acquisitions. The Company completed secondary offerings of 4,024 and 4,577 shares of common stock on June 4, 1996 and October 17, 1997, respectively. The proceeds of $47,232 and $86,515, respectively, net of underwriters' discounts and other offering costs, are being used to finance business acquisitions and to fund general working capital purposes.

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

Investments

     Investments in mutual funds and common stock have been classified as available for sale and, as a result, are stated at fair market value. Mutual funds available for current operations are classified in the balance sheet as short-term investments while investments in common stock are included in other assets. Unrealized holding

                           ROMAC INTERNATIONAL, INC.

gains and losses are included as a component of shareholders' equity until realized. At December 31, 1997 and 1996, there were no unrealized gains or losses.

Furniture and Equipment

     Furniture and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases which range from 3 to 7 years.

Revenue Recognition

     Net service revenues consist of sales, net of credits and discounts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. Franchise fees were determined based upon a contractual percentage of the revenue billed by franchisees. Costs relating to the support of franchised operations were included in the Company's selling, general and administrative expenses. The last remaining franchisee and licensee agreement was terminated at the end of the second quarter of 1997. The Company was the legal employer of flexible personnel under its licensing arrangements, and accordingly, included revenues and related direct costs of licensed offices in its net service revenues and direct cost of services, respectively. Commissions paid to licensees were based upon a percentage of the gross profit generated, and were included in the Company's direct cost of services.

Income Taxes

     The Company accounts for income taxes under the principles of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

Stock Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") during 1996. The Company has elected to continue accounting for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by SFAS 123.

Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during 1997, which requires disclosure of basic and diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and other potentially dilutive securities. All prior period disclosures have been restated to conform with current year presentation.

     The adoption of this new standard had a $.04 per share impact on basic earnings per share and an immaterial impact on diluted earnings per share for the year ending December 31, 1997. Options to purchase 158 shares of common stock at prices ranging from $16.13 to $20.63 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

                           ROMAC INTERNATIONAL, INC.

The options, which expire on various dates ranging from July 2, 2007 to December 11, 2007, were still outstanding at December 31, 1997.

Recently Issued Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require Romac to disclose, in financial statement format, all non-owner changes in equity. Such changes include cumulative foreign currency translation adjustments and certain minimum pension liabilities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. Romac expects to adopt this standard during the year ended December 31, 1998. The adoption of this standard is not expected to have a material impact on disclosure in Romac's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. Romac is currently evaluating its required disclosures under SFAS No. 131 and expects to adopt this standard during the year ended December 31, 1998.

2. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, notes payable and payables to related parties approximate the carrying values of these financial instruments.

3. FURNITURE AND EQUIPMENT

     Major classifications of furniture and equipment and related asset lives are summarized as follows:

                                                                        DECEMBER 31,
                                                                      -----------------
                                                       USEFUL LIFE     1997       1996
                                                       -----------    -------    ------
Furniture and equipment..............................   5 years       $ 3,271    $1,864
Computer equipment...................................   5 years         9,546     6,124
Leasehold improvements...............................  lease term         575       192
                                                                      -------    ------
                                                                       13,392     8,180
Less accumulated depreciation and amortization....................      5,186     2,834
                                                                      -------    ------
                                                                      $ 8,206    $5,346
                                                                      =======    ======

     Included in computer equipment is approximately $2,600 subject to a noncancellable capital lease commitment with a three year term commencing on July 1, 1997.

                           ROMAC INTERNATIONAL, INC.

4. ACQUISITIONS

     Goodwill and intangible assets of $66,652 and $10,915 at December 31, 1997 and 1996, respectively, relate primarily to acquisitions made during 1997 and 1996.

     Goodwill is amortized on a straight-line basis over a fifteen or thirty year period and intangible assets are amortized over the life of the employment agreement (five to eight years). Management periodically reviews the potential impairment of goodwill in order to determine the proper carrying value of goodwill as of each balance sheet date presented. Goodwill amortization expense of $1,469, $653 and $108 was recorded for the years ended December 31, 1997, 1996 and 1995, respectively.

     During the second quarter of 1997, the Company revised its estimate of the amortization period for goodwill from 15 to 30 years for certain acquisitions. The change increased 1997 net income by $404, or $.02 per share.

For The Year Ended December 31, 1997

     In January 1997, the Company acquired substantially all of the assets of Career Enhancement International of Massachusetts ("CEIM"), a provider of permanent placement and contract services for information technology personnel. The purchase price was approximately $4,400, subject to adjustment upon attainment of certain operating results.

     In March 1997, the Company acquired all of the outstanding capital stock of Professional Application Resources Incorporated ("PAR"), a provider of information technology contract personnel. The purchase price was approximately $4,700.

     In September 1997, the Company acquired all of the outstanding capital stock of Uni*Quality Systems Solutions, Inc. ("UQ"), a provider of contract services for information technology personnel. The purchase price was approximately $19,600, subject to adjustment upon attainment of certain operating results. Also in September 1997, the Company acquired substantially all of the assets of Sequent Associates, Inc. ("Sequent"), a provider of supplemental contract personnel staffing specializing in information technology and engineering professionals. The purchase price was approximately $20,300, subject to adjustment upon attainment of certain operating results.

     In November 1997, the Company acquired the fixed assets of DP Specialists of Colorado, Inc. ("DPSE"), a provider of permanent placement and staff augmentation contract services for information technology personnel. The purchase price, including a non-compete agreement, was approximately $3,300.

     In December 1997, the Company acquired substantially all of the assets of The Center For Recruiting Effectiveness, Inc. ("CRE"), a provider of human resources personnel on a permanent and contract basis. The purchase price was approximately $2,100 subject to adjustment upon attainment of certain operating results.

For The Year Ended December 31, 1996

     In January 1996, the Company completed the acquisition of all of the assets, except for cash and accounts receivable of Venture Network Corporation, Inc. ("Venture"), a Company engaged in the business of providing permanent and contract services for information systems personnel. The purchase price, including a non-compete agreement, was approximately $1,100. In February 1996, the Company acquired the intangible assets of PCS Group, Inc. ("PCS"), a provider of contract service information systems personnel. The purchase price, including a non-compete agreement, was approximately $2,300. In March 1996, the Company acquired certain of the assets except for cash and accounts receivable of Strategic Outsourcing, Inc. ("SOI") for approximately $2,500 in cash. In June 1996, the Company acquired the fixed assets and intangible assets of

                           ROMAC INTERNATIONAL, INC.

Bayshare, Inc. ("Bayshare"), the former legal entity for the Romac franchise for the San Francisco area. The purchase price was approximately $5,000 and is subject to adjustment upon attainment of certain operating results.

     During fiscal 1997, approximately $1,900 was paid as additional purchase price related to the 1996 acquisitions. The Company fixed the earnouts on certain acquisitions during 1997 for approximately $5,600 (see Note 8). These amounts have been recorded as additional purchase price consideration and are included in goodwill.

     The Company has accounted for all acquisitions using the purchase method of accounting. The results of the acquired companies' operations have been included with those of the Company from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of the beginning of 1996. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transaction had occurred on the dates indicated or the expected financial position or results of operations in the future.

                                                            1997          1996
                                                         -----------   -----------
                                                         (UNAUDITED)   (UNAUDITED)
Net service revenue....................................   $216,541      $147,903
Gross profit...........................................     80,340        55,780
Income before income taxes.............................     19,220         9,372
Net income.............................................     11,543         5,623
Earnings per share -- basic............................   $    .46      $    .26
Earnings per share -- diluted..........................   $    .44      $    .24

5. OTHER ASSETS

                                                               DECEMBER 31,
                                                         -------------------------
                                                            1997          1996
                                                         -----------   -----------
Cash surrender value of life insurance policies........     $2,280          $795
Capitalized software...................................      1,900            --
Investment in common stock.............................         54            53
Other..................................................        644            58
                                                          --------      --------
                                                            $4,878          $906
                                                          ========      ========

     The cash surrender value of life insurance policies relates to policies maintained on key employees used to fund deferred compensation agreements with a cash surrender value of $1,872 and $522 at December 31, 1997 and 1996, respectively, and key man life insurance on officers with a cash surrender value of $408 and $273 at December 31, 1997 and 1996, respectively.

     During 1997, the Company began the development and implementation of new computer software to enhance performance of the accounting and operation systems. Direct internal and external costs subsequent to the preliminary stage of this project are being capitalized and classified as other assets. Capitalized software development costs were $1,900 and $0 at December 31, 1997 and 1996, respectively. Capitalized software development costs are amortized over the estimated useful life of the software using the straight-line method over the estimated economic life.

                           ROMAC INTERNATIONAL, INC.

6. LINE OF CREDIT AND CAPITAL LEASE OBLIGATION

                                                               DECEMBER 31,
                                                              --------------
                                                               1997     1996
                                                              ------    ----
Obligation under capital lease with quarterly payments of
  principal and interest at 8.3% through June 2000..........  $1,991    $--
Less current maturities.....................................     731     --
                                                              ------    ---
                                                              $1,260    $--
                                                              ======    ===

     Future minimum lease payments under capital lease obligations are $731, $782 and $478 for 1998, 1999 and 2000, respectively.

     In March 1996, the Company entered into an unsecured line of credit agreement. This agreement provided for up to $5,000 of working capital to the Company for general corporate purposes. This agreement was renegotiated on September 11, 1997 and the line was increased to $30,000. This agreement matures on March 31, 2000 and bears interest at up to 150 basis points above the average rate at which deposits in U.S. dollars were offered in the London interbank market ("LIBOR"). This agreement contains restrictive covenants which require the maintenance of certain financial ratios. The Company is in compliance with all covenants as of December 31, 1997 and 1996. No amounts were outstanding on any of these lines of credit at December 31, 1997 or 1996.

7. INCOME TAXES

     The provision for income taxes consists of the following:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1997      1996      1995
                                                   ------    ------    ------
Current:
  Federal........................................  $6,287    $3,239    $1,658
  State..........................................   1,423       752       414
Deferred.........................................    (210)      (26)      (64)
                                                   ------    ------    ------
                                                   $7,500    $3,965    $2,008
                                                   ======    ======    ======

     The provision for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                       1997      1996      1995
                                                       -----    ------    ------
                                                         %        %         %
Federal income tax rate..............................  35.0      34.0      34.0
  State income taxes, net of federal tax benefit.....   4.9       5.0       5.3
  Non-deductible items...............................    .5       1.4       1.1
  Goodwill amortization..............................    .6       (.1)       .4
  Life insurance items...............................    --        .2        .2
  Other..............................................  (1.6)      (.5)     (1.0)
                                                       ----     -----     -----
Effective tax rate...................................  39.4      40.0      40.0
                                                       ====     =====     =====

     Nondeductible items consist primarily of the portion of meals and entertainment expenses which are not deductible for tax purposes.

                           ROMAC INTERNATIONAL, INC.

     Deferred income tax assets and liabilities shown on the balance sheet are comprised of the following:

                                                               DECEMBER 31,
                                                              --------------
                                                              1997     1996
                                                              -----    -----
Deferred taxes, current:
  Assets
     Allowance for bad debts................................  $ 352    $ 222
     Accrued liabilities....................................     --       21
                                                              -----    -----
     Net deferred tax asset, current........................  $ 352    $ 243
                                                              =====    =====
Deferred taxes, non-current:
  Assets
     Deferred compensation..................................  $ 979    $ 448
     Deferred rent..........................................     78       34
                                                              -----    -----
                                                              1,057      482
  Liabilities
     Depreciation...........................................   (747)    (273)
                                                              -----    -----
     Net deferred tax asset, non-current....................  $ 310    $ 209
                                                              =====    =====

     A valuation allowance on the deferred tax assets has not been recorded due to the presence of taxable income in years available for carryback.

8. RELATED PARTIES

Receivables from Related Parties

     Receivables from related parties are summarized as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                               1997     1996
                                                              ------    ----
Receivables from officers and shareholders..................  $1,136    $800
Other related party receivables.............................     387     162
                                                              ------    ----
                                                               1,523     962
Less current maturities.....................................     233     100
                                                              ------    ----
                                                              $1,290    $862
                                                              ======    ====

     Receivables from officers and shareholders include non interest bearing receivables for premiums paid on split dollar life insurance policies. Repayment terms on the remaining unsecured receivables range from one to two years at rates of 8% to 9%.

                           ROMAC INTERNATIONAL, INC.

Payables to Related Parties

     Notes payable to related parties include the following:

                                                               DECEMBER 31,
                                                              --------------
                                                               1997     1996
                                                              ------    ----
Notes payable due in annual installments through February
  1999 relating to contingent purchase price adjustments on
  previous acquisitions (see Note 4)........................  $5,640    $ --
Note payable to a related party, principal and 9% interest
  payable in bi-monthly installments through May, 1997......      --      23
Less current maturities.....................................   4,265      23
                                                              ------    ----
                                                              $1,375    $ --
                                                              ======    ====

Related Party Leases

     The Company has operating leases with related parties as discussed in Note 12.

Stock Subscription Notes Receivable

     From 1989 to August 31, 1994, certain subsidiaries of Romac-FMA issued stock to key employees of its respective majority owned subsidiaries of Romac-FMA in exchange for stock subscription notes receivable. At December 31, 1997 and 1996, $0 and $14, respectively, of non interest bearing subscription notes receivable were outstanding and collateralized by the respective shares of the subsidiaries' stock. The outstanding balances of these notes receivable were reflected as a reduction of the minority interest through August 31, 1994, at which time the minority interests of certain subsidiaries of Romac-FMA were exchanged for shares in the Company and the remaining outstanding subscription receivables are now shown as a reduction of shareholders' equity.

9. FRANCHISE REORGANIZATION

     In 1995, the Company reached agreements with the Arlington and Dallas franchisees to terminate their franchise agreements. The terms of the Arlington agreement included a $260 note receivable at 9% interest, payable in 18 equal monthly installments. The agreement also includes a covenant not to compete in the Arlington market for a four month period beginning January 1, 1995. The Dallas arrangement included a $175 cash settlement and the Company retained the rights to the phone listing and other business records at the Dallas location.

     In 1996, the Company reached agreements with its Minneapolis, Portland and St. Louis franchises to terminate their franchise agreements. The terms of the Minneapolis agreement included notes receivable totaling $207 at 8% interest payable in 18 equal monthly installments. The agreement also allowed the Company to immediately enter the Minneapolis market. The terms of the Portland agreement included a $106 note receivable at 9% interest payable in 149 equal weekly installments. The agreement also includes a covenant not to compete in the Portland market for a six month period beginning July 31, 1996. The St. Louis agreement included a $59 note receivable at 8% interest payable in 18 equal monthly installments. The agreement also allowed the Company to immediately enter the St. Louis market.

     In 1997, the Company reached termination agreements with the last of its two franchises. The terms of the Raleigh agreement included notes receivable totaling $117 at 9% interest payable in 18 equal monthly installments. This agreement allowed the Company to immediately enter the Raleigh market. The terms of the New Orleans agreement included notes receivable totaling $50 at 9% interest payable in 18 equal monthly installments. This agreement allowed the Company to immediately enter the New Orleans market.

                           ROMAC INTERNATIONAL, INC.

     The revenue from these transactions has been reflected as other income in each respective year. Receivables related to these agreements of $109 and $247 at December 31, 1997 and 1996, respectively, are included in notes receivable from franchisees. Franchise royalties amounted to $10, $450 and $487 for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, there were no Romac franchises remaining.

10. EMPLOYEE BENEFIT PLANS

401(k) Savings Plan

     The Company has a qualified defined contribution 401(k) plan covering substantially all full-time employees, except officers and certain highly compensated employees. The plan offers a savings feature and Company matching contributions. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of this plan are held in trust for the sole benefit of employees. Employer contributions to this 401(k) plan totaled $47, $40 and $22 in 1997, 1996 and 1995, respectively.

     Prior to their mergers into the Company, certain subsidiaries had separate qualified defined contribution 401(k) plans covering substantially all full-time employees of the subsidiaries. No employer matching contributions were made for these plans for the years ended December 31, 1997, 1996 and 1995. Employees of these subsidiaries are now covered under the Company's plan described above.

Deferred Compensation Plan

     The Company has a non-qualified deferred compensation plan pursuant to which eligible officers and highly compensated key employees may elect to defer part of their compensation to later years. The Company accrues interest and discretionary Company matching contributions. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment, and at December 31, 1997 and 1996, aggregated $2,278 and $1,119, respectively. The Company has insured the lives of the participants in the deferred compensation program to assist in the funding of the deferred compensation liability. The cash surrender value of these Company-owned life insurance policies of $1,872 and $523, at December 31, 1997 and 1996, respectively, is included in other assets. Compensation expense of $234, $28 and $45 was recognized for the plan for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Total premiums paid to date of $916 and $742 are included in related party receivables for the years ended December 31, 1997 and 1996, respectively.

11. STOCK OPTION PLANS

     During 1994, the Company established an employee incentive stock option plan which authorized the issuance of options to purchase common stock to employees. The maximum number of shares of common stock that could be issued under the plan could not exceed 1,636. In 1995, the employee stock option incentive

                           ROMAC INTERNATIONAL, INC.

plan was amended to increase the number of shares of common stock that may be issued to 3,070. During 1996, this plan was amended to increase the number of shares of common stock that may be issued under the plan to 6,000 to allow persons other than employees to participate in the plan, to allow incentives in the form of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock to be awarded under the plan and to effect a change in the plan name to the Romac International, Inc. Stock Incentive Plan (the "Plan"). During 1997, the Plan was amended to increase the number of shares of common stock that may be issued under the Plan to 9,000.

     During 1995, the Company established a non-employee director stock option plan which authorized the issue of options to purchase common stock to non-employee directors. The maximum number of shares of common stock that can be issued under this plan is 400.

     A summary of the Company's stock option activity is as follows:

                                                             NON-                WEIGHTED     WEIGHTED
                                            EMPLOYEE       EMPLOYEE               AVERAGE     AVERAGE
                                           INCENTIVE       DIRECTOR              EXERCISE    FAIR VALUE
                                          STOCK OPTION   STOCK OPTION            PRICE PER   OF OPTIONS
                                              PLAN           PLAN       TOTAL      SHARE      GRANTED
                                          ------------   ------------   ------   ---------   ----------
Outstanding as of
  December 31, 1994.....................        552           --           552    $ 1.37
  Granted...............................      1,663           80         1,743    $ 2.69       $ .95
  Exercised.............................        (22)          --           (22)   $ 1.49
                                             ------          ---        ------
Outstanding as of
  December 31, 1995.....................      2,193           80         2,273    $ 2.38
  Granted...............................      1,844           40         1,884    $10.96       $4.09
  Exercised.............................       (311)          --          (311)   $ 1.66
  Forfeited.............................       (122)          --          (122)   $ 8.25
                                             ------          ---        ------
Outstanding as of
  December 31, 1996.....................      3,604          120         3,724    $ 6.59
  Granted...............................      1,139           20         1,159    $12.92       $5.59
  Exercised.............................     (1,019)          --        (1,019)   $ 2.79
  Forfeited.............................       (304)          --          (304)   $10.91
                                             ------          ---        ------
Outstanding as of
  December 31, 1997.....................      3,420          140         3,560    $ 9.43
                                             ======          ===        ======    ======
  Exercisable at December 31:
     1997...............................      1,060           88         1,148
     1998...............................        998           12         1,010
     1999...............................        725           12           737
     2000...............................        296           12           308
     2001...............................        123           12           135

     Options granted during each of the three years ended December 31, 1997 have vesting requirements ranging from one to seven years. Options expire at the end of ten years from the date of grant.

                           ROMAC INTERNATIONAL, INC.

     The following table summarizes information about employee and director stock options:

                                                      OPTIONS OUTSTANDING
                                           ------------------------------------------
                                              NUMBER          WEIGHTED
                                            OUTSTANDING       AVERAGE       WEIGHTED
                                                AT           REMAINING       AVERAGE
                                           DECEMBER 31,     CONTRACTUAL     EXERCISE
        RANGE OF EXERCISE PRICES           1997 (SHARES)    LIFE (YEARS)    PRICE ($)
        ------------------------           -------------    ------------    ---------
$1.365 - $1.49...........................        414            6.9          $ 1.45
$4.188 - $4.688..........................        565            7.7          $ 4.19
$6.250 - $7.688..........................        203            8.2          $ 6.30
$8.845 - $9.565..........................         11            9.3          $ 9.24
$10.125 - $15.250........................      2,209            9.0          $11.92
$16.125 - $20.625........................        158            9.5          $17.18
                                               -----
                                               3,560
                                               =====

                                                          OPTIONS EXERCISABLE
                                                       --------------------------
                                                          NUMBER
                                                        EXERCISABLE     WEIGHTED
                                                            AT           AVERAGE
                                                       DECEMBER 31,     EXERCISE
              RANGE OF EXERCISE PRICES                 1997 (SHARES)    PRICE ($)
              ------------------------                 -------------    ---------
$1.365 - 1.490.......................................        295         $ 1.48
$4.188 - $4.688......................................        330         $ 4.19
$6.250 - $7.688......................................         47         $ 6.39
$10.125 - $15.250....................................        425         $11.39
$16.125 - $20.625....................................         51         $16.94
                                                           -----
                                                           1,148
                                                           =====

     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net income and net income per share would have been as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                            -----------------
                                                             1997       1996
                                                            -------    ------
Net income:
  As Reported.............................................  $11,543    $5,981
     Compensation expense per SFAS 123....................   (2,954)     (786)
     Tax benefit pro forma................................      456       314
                                                            -------    ------
                                                            $ 9,045    $5,509
                                                            =======    ======

Net income per share:
  Basic:
     As Reported..........................................  $   .46    $  .28
     Pro forma............................................      .36       .25
  Diluted:
     As reported..........................................  $   .44    $  .26
     Pro forma............................................      .34       .24

     The fair value of each option is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for both periods; risk-free interest rates of 5.85% - 7.03% for options granted during the year ended December 31, 1997 and 5.95% - 7.99% for options granted during the year ended December 31, 1996; a weighted average expected

                           ROMAC INTERNATIONAL, INC.

option term of 4 - 7 years for 1997 and 3 - 5 years for 1996; and a volatility factor of 37.02% for 1997 and 35.35% for 1996.

     Tax benefits resulting from the disqualifying dispositions of shares acquired under the Company's employee incentive stock option plan reduced taxes currently payable by $1,481 and $629 in 1997 and 1996, respectively. These tax benefits are credited to additional paid-in-capital.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases office space for use as its headquarters under an operating lease with monthly payments of $27 expiring in 2001 from a related party. The Company also leases office space for Romac Portland from a related party at an annual rental of $74 subject to adjustment as defined through December 31, 2000. The Company leases other space and various equipment under operating leases expiring at various dates with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

     Future minimum lease payments under operating leases are summarized as follows: 1998, $3,107; 1999, $2,870; 2000, $1,660; 2001, $629; and $233
thereafter. Minimum obligations have not been reduced by minimum sublease rentals of $149 due under a noncancellable sublease.

     Rental expense under all operating leases was $2,329, $1,379 and $759 for 1997, 1996 and 1995, respectively.

Noncancellable Processing Commitment

     The Company has an agreement with a third party processor (the "Processor") who provides certain services for some of the Company's franchised and licensed temporary placement operations; the cost of such services is a percentage of gross billings as defined within the agreement. Pursuant to certain contract termination provisions, the Company would be required to pay $500 in the event of termination of such agreement. The agreement continues in effect until the aggregate of all amounts actually collected and paid to the Processor from September 1, 1985 exceeds $5,000. The cumulative amounts processed were $4,373, $4,279 and $4,094 as of December 31, 1997, 1996 and 1995, respectively.

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

     In October 1994, the Company became liable to repurchase approximately 676 shares under one of the stock repurchase agreements due to the death of a shareholder. Under the terms of the repurchase agreement, the liability was to be paid in five equal annual installments beginning March 1, 1995, with interest payable at 9%. The note was paid in full as of December 31, 1995. The related life insurance proceeds of approximately $500 is included in other income for the year ended December 31, 1994. The amendment of the stock

                           ROMAC INTERNATIONAL, INC.

purchase agreements on April 26, 1995 by the Company and its certain shareholders eliminated all contingent stock repurchase obligations. Accordingly, the related life insurance policies were terminated.

Litigation

     The Company is involved in litigation in the ordinary course of business which is not, in the opinion of management, expected to have a material effect on the results of operations or financial condition of the Company.

Employment Agreements

     During 1996 and 1997, the Company entered into employment agreements with certain executive officers which provide for minimum compensation and salary and certain benefit continuation for a two year period under certain circumstances. The agreements also provide for a payment of amounts two times their annual salary if a change in control (as defined) of the Company occurs and include a covenant against competition with the Company which extends for one year after termination for any reason. The Company's liability at December 31, 1997 would be approximately $1,100 in the event of a change in control or if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts.

13. SUPPLEMENTAL CASH FLOWS INFORMATION

     The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Notes payable issued in settlement of contingent purchase
  price of previous acquisitions.........................  $5,640    $   --    $   --
Capital lease transaction................................  $2,526    $   --    $1,207
Cash paid during the year for:
  Interest...............................................  $  127    $   79    $  133
  Income taxes...........................................  $4,187    $3,675    $1,515

14. SUBSEQUENT EVENTS

     On February 1, 1998 and as amended on February 11, 1998, the Company announced a definitive merger agreement (the "Merger") with Source Services Corporation ("Source"), a flexible and permanent specialty staffing company. The agreement provides for a stock-for-stock merger transaction whereby the stockholders of Source will receive 1.1932 shares of Romac common stock for each of the outstanding shares of Source common stock, subject to adjustment based on Romac's market price prior to closing and certain other conditions. Based on Romac's closing price of $22.375 per share on Friday, January 30, 1998, the transaction would be valued at approximately $375,000. The consummation of the Merger is subject to certain conditions including effectiveness of a registration statement to be filed by the Company with the SEC, approval by the stockholders of each company and the receipt of the opinions that the Merger may be accounted for as a "pooling of interests" for accounting purposes and qualify as a tax-free reorganization.

                           ROMAC INTERNATIONAL, INC.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            QUARTER ENDED
                                              -----------------------------------------
                                              MAR. 31    JUN. 30    SEPT. 30    DEC. 31
                                              -------    -------    --------    -------
Fiscal 1997
  Net service revenues......................  $34,952    $39,640    $45,915     $60,927
  Gross profit..............................   13,948     16,063     18,591      22,282
  Net income................................    2,078      2,427      3,041       3,996
  Net income per share -- basic.............  $   .09    $   .10    $   .12     $   .15
  Net income per share -- diluted...........  $   .08    $   .10    $   .12     $   .14
Fiscal 1996
  Net service revenues......................  $16,889    $21,466    $26,433     $29,422
  Gross profit..............................    7,170      9,437     11,369      12,395
  Net income................................    1,025      1,288      1,805       1,863
  Net income per share -- basic.............  $   .06    $   .06    $   .08     $   .08
  Net income per share -- diluted...........  $   .05    $   .06    $   .08     $   .07

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Romac International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 25, 1998 appearing in this Form 10-K of Romac International, Inc. also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Price Waterhouse LLP
Price Waterhouse LLP
Tampa, Florida
February 25, 1998

                                                                     SCHEDULE II

                           ROMAC INTERNATIONAL, INC.

                            VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES
                             SUPPLEMENTAL SCHEDULE

                COLUMN A                     COLUMN B             COLUMN C            COLUMN D      COLUMN E
                --------                   -------------   -----------------------   ----------   -------------
                                                           CHARGED TO   CHARGED TO
                                            BALANCE AT     COSTS AND      OTHER                    BALANCE AT
               DESCRIPTION                 BEGINNING OF     EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
               -----------                 -------------   ----------   ----------   ----------   -------------
Allowance Reserve........................  1995    $333       $376         $ --         $ 86          $623
                                                                             --
                                           1996     623        193                       199           617
                                                                             --
                                           1997     617        638                       375           880

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ROMAC INTERNATIONAL, INC.

Date: March 17, 1998                      By:      /s/ DAVID L. DUNKEL
                                            ------------------------------------
                                                      David L. Dunkel
                                                   Chairman of the Board
                                            Chief Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Dunkel and James Swartz and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 17, 1998                  By: /s/ JAMES D. SWARTZ
                        ----------------------------------------------------
                                          James D. Swartz
                                       President and Director

Date: March 17, 1998                  By: /s/ HOWARD W. SUTTER
                        ----------------------------------------------------
                                          Howard W. Sutter
                                    Vice President and Director

Date: March 17, 1998                By: /s/ THOMAS M. CALCATERRA
                        ----------------------------------------------------
                                        Thomas M. Calcaterra
                                Chief Financial Officer, Secretary,
                                  and Principal Accounting Officer

Date: March 17, 1998                   By: /s/ PETER DOMINICI
                        ----------------------------------------------------
                                           Peter Dominici
                              Vice President, Treasurer, and Director

Date: March 17, 1998                By: /s/ RICHARD M. COCCHIARO
                        ----------------------------------------------------
                                        Richard M. Cocchiaro
                                    Vice President and Director

Date: March 17, 1998                  By: /s/ W. R. CAREY, JR.
                        ----------------------------------------------------
                                          W. R. Carey, Jr.
                                              Director

Date: March 17, 1998                  By: /s/ GORDON TUNSTALL
                        ----------------------------------------------------
                                          Gordon Tunstall
                                              Director

Date: March 17, 1998                   By: /s/ TODD MANSFIELD
                        ----------------------------------------------------
                                           Todd Mansfield
                                              Director

Date: March 17, 1998                  By: /s/ DAVID L. DUNKEL
                        ----------------------------------------------------
                                          David L. Dunkel
                                              Director

                                 EXHIBIT INDEX

                                                                              SEQUENTIAL
EXHIBIT NO.                           DESCRIPTION                                PAGE
-----------                           -----------                             ----------
    2.1       Agreement and Plan of Merger, dated February 1, 1998,
              between Romac International, Inc. and Source Services
              Corporation****
    2.2       Amendment Number 1 to Agreement and Plan of Merger, dated
              February 11, 1998, between Romac International, Inc. and
              Source Services Corporation*****
    3.1       Amended and Restated Articles of Incorporation*
    3.2       Bylaws*
    4.1       Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1)**
    4.2       Bylaws (incorporated by reference to Exhibit 3.1)
   10.5       Asset Purchase Agreement, effective September 1, 1997
              between Romac International Inc. and the Sellers of Sequent
              Associates, Inc.**
   10.6       Stock Purchase Agreement, dated September 5, 1997, between
              Romac International Inc. and the Sellers of Uni*Quality
              Systems Solutions, Inc.***
   10.7       $30,000,000 Revolving Line of Credit Agreement between
              NationsBank, National Association and Romac International,
              Inc. dated September 11, 1997
   10.18      Employment Agreement, dated as of March 1, 1997, between the
              Company and David L. Dunkel******
   10.19      Employment Agreement, dated as of March 1, 1997, between the
              Company and Howard W. Sutter******
   10.20      Employment Agreement, dated as of March 1, 1997, between the
              Company and Peter Dominici******
   21.        List of subsidiaries of Company
   23.        Consent of Price Waterhouse LLP
   27.        Financial Data Schedule (for SEC use only)

---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-91738).

** Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), filed September 22, 1997

*** Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), filed October 9, 1997.

**** Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), filed February 2, 1998.

***** Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), filed February 19, 1998.

****** Incorporated by reference to the Company's Annual Report on Form 10-K
       (File No. 0-26058), filed March 28, 1997.