Form 10-Q
period 1998-03-31
ROMAC INTERNATIONAL INC
filed 1998-05-15
CIK 930420

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q
      (Mark One)
      [ ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to

                         ------------------------------

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

                         ------------------------------

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

         As of May 13, 1998, the registrant had 45,245,503 shares of common stock, $.01 par value per share, issued and outstanding.

================================================================================

ITEM 1.          FINANCIAL STATEMENTS

                              ROMAC INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN THOUSANDS)

                                                                MARCH 31,        DECEMBER 31,
                                                                  1998              1997
                                                                  ----              ----
                                                               (UNAUDITED)
                                       Assets:
Current Assets:
Cash and cash equivalents                                       $  72,502         $  77,946
Short-term investments                                                 85                47
Trade receivables, net of allowance for doubtful
accounts of $901 and $880 respectively                             45,381            35,475
Notes receivable from franchisees, current                             84               109
Receivables from related parties, current                             220               233
Deferred tax asset, current                                           352               352
Prepaid expenses and other current assets                           2,298             1,637
                                                                ---------         ---------
Total current assets                                              120,922           115,799

Note receivable from franchisees, less current portion                 --                 4
Receivables from related parties, less current portion              1,288             1,290
Deferred tax asset, less current portion                              310               310
Furniture and equipment, net                                        8,458             8,206
Goodwill, net of accumulated amortization of $3,237
and $2,578, respectively                                           65,993            66,652
Other assets, net                                                   6,288             4,878
                                                                ---------         ---------
Total assets                                                    $ 203,259         $ 197,139
                                                                =========         =========

                      Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                      3,522         $   2,680
Accrued payroll costs                                               9,228             7,227
Bank line of credit                                                   663                --
Current portion of capital lease obligations                          743               731
Current portion of payables to related parties                        987             4,265
Income taxes payable                                                5,322             3,396
                                                                ---------         ---------
Total current liabilities                                          20,465            18,299
Capital lease obligations, less current portion                       870             1,260
Payables to related parties, less current portion                      --             1,375
Other long-term liabilities, less current portion                   2,928             2,525
                                                                ---------         ---------
Total liabilities                                                  24,263            23,459
                                                                ---------         ---------

Commitments and contingencies                                          --                --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares
authorized, none issued and outstanding                                --                --
Common stock, par value $.01; 100,000 shares authorized,
30,200 and 29,863 issued, respectively                                302               299
Additional paid-in-capital                                        153,642           152,188
Retained earnings                                                  25,977            22,118
Less reacquired stock at cost; 677 shares, respectively              (925)             (925)
                                                                ---------         ---------
Total shareholders' equity                                        178,996           173,680
                                                                ---------         ---------
Total liabilities and shareholders' equity                      $ 203,259         $ 197,139
                                                                =========         =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS, EXCEPT
                               PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED
                                                    MARCH 31         MARCH 31
                                                      1998             1997
                                                      ----             ----

                                                   (UNAUDITED)      (UNAUDITED)

Net service revenues                                $ 67,285         $ 34,952
Direct costs of service                               42,678           21,004
                                                    --------         --------
Gross profit                                          24,607           13,948

Selling, general and administrative expenses          16,594           10,532
Depreciation and amortization expense                  1,388              659
Merger and acquisition related expenses                1,065               --
Other (income) expense                                (1,038)            (609)
                                                    --------         --------
Income before income taxes                             6,598            3,366

Provision for income taxes                             2,739            1,287
                                                    --------         --------

Net income                                          $  3,859         $  2,079
                                                    ========         ========

Net income per share - Basic                        $   0.13         $   0.09
                                                    ========         ========

Weighted average shares outstanding - Basic           29,373           23,902
                                                    ========         ========


Net income per share - Diluted                      $   0.12         $   0.08
                                                    ========         ========

Weighted average shares outstanding - Diluted         31,091           25,141
                                                    ========         ========







       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                      THREE MONTHS ENDED
                                                                    MARCH 31,       MARCH 31,
                                                                     1998             1997
                                                                     ----             ----
                                                                  (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
Net income                                                         $  3,859         $  2,079
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization                                         1,388              659
Provision for losses on accounts and notes receivable                    92               20
(Increase) decrease in operating assets:
Trade receivables, net                                               (9,998)          (3,913)
Notes receivable from franchisees, current                               25              (84)
Prepaid expenses and other current assets                              (661)            (131)
Notes receivable from franchisees, less current portion                   4               21
Other assets, net                                                      (970)          (1,140)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities                          842             (258)
Accrued payroll costs                                                 2,001            1,772
Income taxes payable                                                  2,133            1,280
Other long-term liabilities                                             403              369
                                                                   --------         --------

Cash provided by (used in) operating activities                        (882)             674
                                                                   --------         --------

Cash flows from investing activities:
Capital expenditures                                                   (980)            (627)
Acquisitions                                                                          (9,089)
Increase in cash surrender value of life insurance policies            (440)
Payments for the purchase of short-term investments                     (38)             (34)
Cash provided by (used in) investing activities                      (1,458)          (9,750)
                                                                   --------         --------

Cash flows from financing activities:
Payments on notes receivable from stock subscriptions                                     13
Proceeds from bank line of credit                                       663
Payables on notes payable to related parties                         (4,653)
Payments on capital lease                                              (377)
obligations
Payments on receivables from related parties                             13               49
Issuance of payables to related parties                                                   17
Expenses from issuance of common stock                                  (57)
Issuance of receivables from related parties                                            (394)
Proceeds from exercise of stock options                                1307              853
                                                                   --------         --------

Cash provided by (used in) financing activities                      (3,104)             538
                                                                   --------         --------

Decrease in cash and cash equivalents                                (5,444)          (8,538)
Cash and cash equivalents at beginning of period                     77,946           39,555
                                                                   --------         --------
Cash and cash equivalents at end of period                           72,502         $ 31,017
                                                                   --------         --------
Supplemental Cash Flows Information

Cash paid during the period for:
Income Taxes                                                       $    607         $    183






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

COMMON STOCK:                                           Shares          Amounts
Balance at December 31, 1997                            29,863          $    299
Exercise of stock options                                  337                 3
                                                        ------          --------
Balance at March 31, 1998                               30,200          $    302
                                                        ======          ========


ADDITIONAL PAID-IN CAPITAL:

Balance at December 31, 1997                                            $152,188
Issuance of common stock                                                     (57)
Exercise of stock options                                                  1,304
Tax benefit related to employee stock options                                207
                                                                        --------
Balance at March 31, 1998                                               $153,642
                                                                        ========







RETAINED EARNINGS:

Balance at December 31, 1997                                            $22,118
Net income                                                                3,859
                                                                        -------
Balance at March 31, 1998                                               $25,977
                                                                        =======

REACQUIRED STOCK:

Balance at December 31, 1997                                            $  (925)
Balance at March 31, 1998                                               $  (925)
                                                                        =======








              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

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

        Earnings Per Share. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") during 1997, which requires disclosure of basic and diluted earnings per share. Under the new standard, basic earnings per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and other potentiallly dilutive securities. All prior period disclosures have been restated to conform with current year presentation.

Recently Issued Accounting Pronouncements

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require the Company to disclose, in financial statement format, all non-owner changes in equity. Such changes include cumulative foreign currency translation adjustments and certain minimum pension liabilities. Since the Company has no such adjustments, comprehensive income is materially the same as reported net income.

        In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statemnts for comparability purposes. Romac is currently evaluating its required disclosures under SFAS No. 131 and expects to adopt this standard during the year ended December 31, 1998.

NOTE B---ACQUISITIONS

        On April 20, 1998, the Company consummated a merger whereby Source Services Corporation ("Source"), a Delaware corporation, was merged into the Company pursuant to an Agreement and Plan of Merger dated February 1, 1998, as amended on February 11, 1998 and April 17, 1998.

        Pursuant to the terms of the Merger Agreement, each issued and outstanding share of common stock, par value $.02, of Source was converted into the right to receive 1.1351 shares of common stock, par value $.01 per share of the Company's common stock. The Company issued approximately 15.6 million shares of common stock upon conversion of the shares of Source common stock. In addition, each option to purchase Source Common Stock outstanding under Source's stock option plans was converted into an option to purchase the number of shares of the Company's common stock subject to such option multiplied by the exchange ratio for the merger.

        The following unaudited, pro forma, selected income statement data has been prepared to reflect the effect on the Company as if the acquisition (which were accounted for under the pooling method) of Source Service Corporation (April 1998) and the acquisitions (which were accounted for under the purchase method) of Uni-Quality Systems Solutions, Inc and Sequent Associates, Inc. (September 1997).



                                                                 Three Months Ended
                                                                       March 31,
                                                                  1998            1997
                                                               (unaudited)    (unaudited)
Pro forma net service revenues                                  $155,402        $109,752
Pro forma gross profit                                            67,100          50,377
Pro forma income before income taxes                              10,845           7,542
Pro forma net income                                               6,249           4,772
Pro forma net income per share - Basic                               .14             .12
Pro forma weighted average shares outstanding - Basic             44,985          39,455
Pro forma net income per share - Diluted                             .13             .12
Pro forma weighted average shares outstanding - Diluted           47,180          40,915

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing.

        Forward-looking statements are inherently subject to risks and uncertainities, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward looking statements.

Results of Operations

        The following table sets forth certain items in Romac's consolidated statement of operations, as a percentage of net service revenues, for the indicated periods:

                                                  Three months ended March 31,
                                                   1998                 1997
Flexible billings                                  89.5%                83.4%
Search Fees                                        10.5                 16.6
Net service revenues                              100.0                100.0
Gross profit                                       36.5                 39.7
Selling, general, and administrative expenses      24.6                 30.0
Income before taxes                                 9.8                  9.7
Net income                                          5.7                  6.0


Results of Operations for each of the Three Months Ended March 31, 1998 and
1997.

        Net service revenues. Net service revenues increased 92.3% to $67.3 million for the three month period ending March 31, 1998 as compared to $35.0 million for the same period in 1997. These increases were comprised of a $31.1 million increase in Flexible Billings (Professional Temporary and Contract Services revenues combined) and a $1.2 million increase in Search services for the three month period ending March 31, 1998, as described below.

        Flexible billings increased 106.5% to $60.3 million for the three month period ending March 31, 1998 as compared to $29.2 million for the same period in 1997. This increase is a result of an increase in the number of hours billed by Company-owned operations as compared to the same periods in 1997. The average hourly bill rate for the three month period ended March 31, 1998 increased to $43.53 from $31.69 for the three month period ended March 31, 1997 due to the mix of contract business as a percentage of total flexible billings. In addition, the Company's Emerging Technologies initiative increased its bill rates 34% for the three month period ended March 31, 1998 compared to the same period in 1997 as the demand for these knowledge workers continues to build.

        Search services increased 20.6% to $7.0 million for the three month period ended March 31, 1998 compared to $5.8 million for the same period in 1997. The increase resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made during the three month period ended March 31, 1998 as compared to the same period in 1997. The average fee for each placement made during the periods remained relatively constant.


        Gross profit. Gross profit increased 76.9% to $24.6 million during the three month period ended March 31, 1998 as compared to $13.9 million for the same period in 1997. Gross profit as a percentage of net service revenues decreased to 36.5% for the three month period ending March 31, 1998 as compared to 39.7% for the same period in 1997. This decrease was primarily the result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search services, increased to 89.5% of the Company's total revenues for the three month period ending March 31, 1998 as compared to 83.5% for the same period in 1997.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 58.0% to $16.6 million for the three month period ended March 31, 1998 as compared to $10.5 million for the same period in 1997. Selling, general and administrative expenses as a percentage of net service revenues decreased to 24.6% for the three month period ended March 31, 1998 compared to 30.0% for the same period in 1997. This decrease in selling, general and administrative expense as a percentage of net service revenues resulted primarily from greater operating efficiencies and economies of scale gained from a larger revenue base.

        Depreciation and amortization expense. Depreciation and amortization expense increased 112.4% to approximately $1.4 million for the three month period ended March 31, 1998 compared to approximately $659,000 for the same period in 1997. Depreciation and amortization expense as a percentage of net service revenues increased to 2.0% for the three month period ended March 31, 1998 as compared to 1.9% for the same period in 1997. The increase as a percentage of net service revenues in the three months ended March 31, 1998 as compared to 1997 is due primarily to the goodwill amortization of the 1997 acquisitions of UQ and Sequent, in 1997.

        Merger and acquisition related expenses relate to the acquisition of Source Services Corporation (see Note B).

        Other (income) expense. Other (income) expense increased 66.7% for the three months ended March 31, 1998 compared to the same period in 1997. The increase in other income during the three months ended March 31, 1998 was due to interest earned on the investment of the proceeds from the November 1997 stock offering.

        Income Before Taxes. Income before taxes increased 94.1% to $6.6 million for the three month period ended March 31, 1998 as compared to $3.4 million for the same period in 1997, primarily as a result of the above factors.

        Provision for income taxes. Provision for income taxes increased 107.6% to $2.7 million for the three month period ended March 31, 1998 compared to $1.3 million for the same period in 1997. The effective tax rate was 41.5% for the three months ended March 31, 1998 compared to 38.2% for the same period in 1997. The change reflects the impact of state taxes and additional non-deductible items.

        Net Income. Net income increased approximately 85.7% to $3.9 million as compared to the $2.1 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1998, the Company's sources of liquidity included approximately $72.5 million in cash and cash equivalents, approximately $100.4 million in additional net working capital. In addition, as of March 31, 1998, there was approximately $663,000 outstanding on the Company's line of credit and $29.3 million was available for borrowing under the Company's line of credit. The Company entered into a new Revolving Line of Credit Loan Agreement with NationsBank, N.A. (the "Line of Credit") during September 1997. The Line of Credit expires on March 31, 2000 and amounts outstanding under the line of credit accrue interest at an annual rate equal to 150 basis points above the 90-day London Interbank Offering interest rate ("LIBOR"). As of March 31, 1998, the interest rate on the Line of Credit was 6.36%.

        During the three months ended March 31, 1998, cash flow used by operations was approximately $882,000, resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operating payroll liabilities, offset by an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the first three months of 1998 from existing locations and the initial funding of the accounts receivable base in acquired operations.

        During the three months ended March 31, 1998, cash flow used in investing activities was appoximately $1.5 million, resulting primarily from the Company's use of approximately $1.0 million for capital expenditures.

        In November and December 1997, the Company received approximately $86.5 million as net proceeds of its common stock offering, part of which was used to repay the indebtedness outstanding under the Line of Credit. The Company intends to use the remaining net proceeds for general corporate purposes, including possible acquisitions, expansion of the Company's operations and certain capital expenditures related to the Company's expansion. Pending such uses, the net proceeds will be invested in short term, investment grade securities, certificates of deposit, or direct or guaranteed obligations of the United States government.

        The Company believes that cash flow from operations and borrowings under the Company's Line of Credit, or other credit facilities that may become available to the Company in the future will be adequate to meet the working capital requirements of the Company's current operations for at least the next 12 months. The Company believes that the consummation of the merger with Source Services which was effective April 20, 1998 will not adversely affect the Company's liquidity. The Company's estimate of the period that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions.

        Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software or related computer technologies that are essential to its operations. The Company believes all such software is currently Year 2000 compliant, and therefore does not expect any material impact as a result of the Year 2000 issue.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
             27 - Financial Data Schedule (for SEC use only).

        (b)  Reports:

        Current Reports on Form 8-K and Form 8-K/A filed during the quarter ended March 31, 1998 were as follows:

        i) Form 8-K dated March 31, 1998 (filed on February 2, 1998) regarding The election of James D. Swartz as President and the definitive entering into a merger agreement between the Company and Source Service Corporation.

        ii) Form 8-K dated February 11, 1998 (filed on February 19,
        1998) regarding Amendment No. 1 to Agreement and Plan of
        Merger by and among Romac International, Inc. and Source
        Services Corporation.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          ROMAC INTERNATIONAL, INC.
                                (Registrant)

                       By: /s/ Thomas M. Calcaterra
                          ------------------------------------------
                          Thomas M. Calcaterra,
                          Chief Financial and Accounting Officer
                          and Secretary

                                                 Date:  May 14, 1998