Form 10-Q
period 1998-06-30
ROMAC INTERNATIONAL INC
filed 1998-08-14
CIK 930420

================================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                             -------------------

                                  FORM 10-Q

  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

                                     OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

                             -------------------

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

                             -------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days.   YES    X     NO
                                                 -----      -----


        As of August 11, 1998, the registrant had 45,938,614 shares of common stock, $.01 par value per share, issued and outstanding.

================================================================================

ITEM 1.          FINANCIAL STATEMENTS

                          ROMAC INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS)

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  1998            1997
                                                                              -----------      ------------
                                                                              (UNAUDITED)
                                     Assets:
Current Assets:
Cash and cash equivalents                                                      $ 95,147           $101,669
Short-term investments                                                            5,065              1,953
Trade receivables, net of allowance for doubtful accounts
  of $6,762 and $5,423 respectively                                             101,368             84,729
Income tax receivable                                                             1,669                 --
Notes receivable from franchisees, current                                           56                109
Receivables from related parties, current                                           503                233
Deferred tax asset, current                                                       3,138              3,141
Prepaid expenses and other current assets                                         3,136              2,519
                                                                               --------           --------
Total current assets                                                            210,082            194,353

Note receivable from franchisees, less current portion                               --                  4
Receivables from related parties, less current portion                            1,325              1,290
Deferred tax asset, less current portion                                            310                310
Furniture and equipment, net                                                     20,778             15,921
Goodwill, net of accumulated amortization of $3,950
  and $2,578, respectively                                                       82,438             66,652
Other assets, net                                                                 4,147              4,878
                                                                               --------           --------
Total assets                                                                   $319,080           $283,408
                                                                               ========           ========
                     Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                                 $ 24,088           $  8,031
Accrued payroll costs                                                            29,711             28,138
Income taxes payable                                                                 --              3,729
Current portion of capital lease obligations                                        743                731
Current portion of payables to related parties                                   13,883              4,265
Accrued merger and integration expenses                                           8,405                 --
Total current liabilities                                                        76,830             44,894
Capital lease obligations, less current portion                                     870              1,260
Payables to related parties, less current portion                                    --              1,375
Other long-term liabilities, less current portion                                 3,339              3,175
                                                                               --------           --------
Total liabilities                                                                81,039             50,704
                                                                               --------           --------


Commitments and contingencies                                                        --                 --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none
  issued and outstanding                                                             --                 --
Common stock, par value $.01; 250,000 shares authorized,
   45,928 and 45,475 issued, respectively                                           459                455
Additional paid-in-capital                                                      181,305            178,494
Retained earnings                                                                57,284             54,723
Cumulative translation adjustment                                                   (82)               (42)
Less reacquired stock at cost; 677 shares, respectively                            (925)              (925)
                                                                               --------           --------
Total shareholders' equity                                                      238,041            232,704
                                                                               --------           --------
Total liabilities and shareholders' equity                                     $319.080           $283,408
                                                                               ========           ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (AMOUNTS IN THOUSANDS, EXCEPT
                               PER SHARE AMOUNTS)

THREE MONTHS ENDED  SIX MONTHS ENDED

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,        JUNE 30,        JUNE 30,         JUNE 30,
                                                         1998            1997            1998             1997
                                                     -----------     -----------     -----------      -----------
                                                     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
Net service revenues                                 $166,321        $110,609         $321,723        $210,954
Direct costs of service                                93,337          58,223          181,638         110,664
                                                     --------        --------         --------        --------
Gross profit                                           72,984          52,386          140,085         100,290

Selling, general and administrative expenses           56,796          43,302          110,628          84,192
Depreciation and amortization expense                   2,060           1,114            4,072           2,221
Merger, restructuring, and integration expenses        18,476               -           20,221               -
Other (income) expense                                 (1,064)           (502)          (2,397)         (1,281)
                                                     --------        --------         --------        --------
Income (loss) before income taxes                      (3,284)          8,472            7,561          15,158

Provision for income taxes                                404           3,605            5,000           6,371
                                                     --------        --------         --------        --------

Net income (loss)                                     $(3,688)         $4,867           $2,561          $8,787
                                                     ========        ========         ========        ========

Net income (loss) per share - Basic                    $(0.08)          $0.12            $0.06           $0.22
                                                     ========        ========         ========        ========

Weighted average shares outstanding - Basic            45,225          39,944           45,170          40,002
                                                     ========        ========         ========        ========

Net income (loss) per share - Diluted                  $(0.08)          $0.12            $0.05           $0.21
                                                     ========        ========         ========        ========

Weighted average shares outstanding - Diluted          45,225          41,768           47,619          41,371
                                                     ========        ========         ========        ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                JUNE 30,            JUNE 30,
                                                                  1998                1997
                                                               -----------         -----------
                                                               (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities:
Net income                                                      $ 2,561              $ 8,787
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization                                     4,072                2,472
Provision for losses on accounts and notes receivable             2,871                  (36)
Deferred taxes                                                        3                   90
Loss on asset sales                                                                       59

(Increase) decrease in operating assets:
Trade receivables, net                                          (19,510)             (12,753)
Notes receivable from franchisees, current                           53                  (40)
Prepaid expenses and other current assets                          (617)                (182)
Notes receivable from franchisees, less current portion               4                    4
Other assets, net                                                 1,618               (1,351)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities                   16,057                   52
Accrued payroll costs                                             1,573                5,222
Income taxes payable                                             (4,963)               1,462
Other long-term liabilities                                         164                  583
                                                                -------              -------
Cash provided by (used in) operating activities                   3,886                4,369
                                                                -------              -------

Cash flows from investing activities:
Capital expenditures                                             (7,598)              (4,964)
Acquisitions                                                     (8,914)             (11,507)
Accrued merger, restructuring and integration expense             8,405                   --
Proceeds from the sale of fixed assets                               --                1,690
Increase in cash surrender value of life insurance policies        (887)                  --
Payments for the purchase of short-term investments              (3,112)              (3,023)
Cash (used in) provided by investing activities                 (12,106)             (17,804)
                                                                -------              -------

Cash flows from financing activities:
Payments on notes receivable from stock subscriptions                                     13
Payments on capital lease obligations                              (378)
Payments on receivables from related parties                         13                   56
Issuance of payables to related parties                              --                2,917
Expenses from issuance of common stock                              (57)                  --
Issuance of receivables from related parties                       (318)                (468)
Proceeds from exercise of stock options                           2,438                1,242
                                                                -------              -------

Cash provided by (used in) financing activities                   1,698                3,755
                                                                -------              -------

Decrease in cash and cash equivalents                            (6,522)              (9,680)
Cash and cash equivalents at beginning of period                101,669               58,404
                                                                -------              -------
Cash and cash equivalents at end of period                       95,147              $48,724
                                                                -------              -------
Supplemental Cash Flows Information
Cash paid during the period for:
Income Taxes                                                     $9,572               $2,038
Interest                                                             --                   83

Non cash investing and financing activity:
Capital lease transaction                                            --               $2,526

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                Shares          Amounts
COMMON STOCK:
Balance at December 31, 1997                                    45,475             $455
Exercise of stock options                                          453                4
                                                                ------         --------
Balance at June 30, 1998                                        45,928         $    459
                                                                ======         ========

ADDITIONAL PAID-IN CAPITAL:

Balance at December 31, 1997                                                   $178,494
Issuance of common stock                                                            (57)
Exercise of stock options                                                         2,434
Tax benefit related to employee stock options                                       435
                                                                               --------
Balance at June 30, 1998                                                       $181,305
                                                                               ========


RETAINED EARNINGS:

Balance at December 31, 1997                                                    $54,723
Net income                                                                        2,561
                                                                                -------
Balance at June 30, 1998                                                        $57,284
                                                                                =======

REACQUIRED STOCK:

Balance at December 31, 1997                                                      ($925)
                                                                                  -----
Balance at June 30, 1998                                                          ($925)
                                                                                  =====

CUMULATIVE TRANSLATION ADJUSTMENT:

Balance at December 31, 1997                                                       ($42)
Foreign currency translation adjustment                                             (40)
                                                                                  -----
Balance at June 30, 1998                                                           ($82)
                                                                                  =====


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          ROMAC INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

NOTE A---SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation.     The Consolidated Financial Statements
include the accounts of Romac International, Inc. (the "Company") and its subsidiaries. The Company completed its merger with Source Services Corporation ("Source") on April 20, 1998. Source continues to operate as a separate division of the Company. This merger was accounted for under the pooling of interests method; accordingly all historical results have been restated to reflect the merger. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

        Revenue Recognition.     Net service revenues consist of sales, net of
credits and discounts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the
assignment.   For the Source division, the search fee policy is that if an individual fails to continue employment for a period of time as specified in the placement agreement, generally a thirty-to-ninety day period, the Company is not entitled to collect the search fee. Revenue from search fees is shown on the Consolidated Statement of Operations net of amounts written off for adjustments due to placed candidates not remaining in employment for the guarantee period.

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

        Self-insurance.     The Company offers an employee benefit program due
to its merger with Source for which it is self-insured for a potion of the cost. The Company is liable for claims up to $100 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants of the Source division are eligible to participate in the program. Self-insurance costs are accrued using actuarial estimates to approximate the liability for reported claims and claims incurred but not reported.

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

        Foreign Currency Translation.     Foreign currency translation
adjustments arise primarily from activities of the Company's Canadian operations. Results of operations are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting foreign currency translation adjustments are recorded in Stockholder's Equity.

        Earnings Per Share.     Options to purchase 2,444 shares of common stock
were outstanding during 1998 but were not included in the computation of diluted earnings per share for the three months ended June 30, 1998 because the options were anti-dilutive.

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

        In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the Statement of Financial Position and be measured at fair value. Romac does not believe adoption of this standard will have a material impact on the Company's financial performance or reporting and expects to adopt this standard during the year ended December 31, 2000.

        Reclassifications. Certain amounts related to the three and six month periods ending June 30, 1997 have been reclassified to conform with current period presentation. The amounts are not considered material to the overall financial statement presentation.

NOTE B---ACQUISITIONS

        On April 20, 1998, the Company consummated a merger whereby Source Services Corporation ("Source"), a Delaware corporation, was merged into the Company pursuant to an Agreement and Plan of Merger ("the Merger Agreement") dated February 1, 1998, as amended on February 11, 1998 and April 17, 1998. The acquisition has been accounted for using the pooling of interests method; accordingly, and historical results have been restated to reflect the merger.

        The following unaudited, selected income statement data has been prepared to reflect the effect on the Company as if the acquisitions (which were accounted for under the purchase method) of Uni-Quality Systems Solutions, Inc ("UQ") and Sequent Associates, Inc. ("Sequent") had been recorded as of January 1, 1997.


                                                               Six Months Ended
                                                                   June 30,
                                                         ------------------------------
                                                         1998 Actual     1997 Pro forma
                                                         (unaudited)      (unaudited)
Net service revenues                                      $321,723         $230,727
Gross profit                                               140,085          105,511
Income before income taxes                                   7,561           15,489
Net income                                                   2,561            8,984
Net income per share - Basic                                   .06              .22
Weighted average shares outstanding - Basic                 45,170           40,002
Net income per share - Diluted                                 .05              .22
Weighted average shares outstanding - Diluted               47,619           41,371


Note C---Merger, Restructuring and Integration Related Expense

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

In connection with the Merger, the Company recorded a $20.2 million before tax charge for restructuring and other merger and integration related costs. The charge included $8.2 million of direct merger costs, which consisted of professional fees and other transaction costs, $3.9 million of severance to be incurred in connection with anticipated staff reductions, $4.6 million of planned termination of leased office facilities, and $3.5 million of other expenses directly related to the Merger.

The Company expects to incur additional merger, restructuring, and integration related costs for training, and other costs to eliminate redundant back office and other operations not to exceed $25 million. These costs will be recognized as period expenses when incurred as these costs do not qualify for immediate recognition under an existing accounting pronouncement and will be classified as merger, restructuring, and integration expenses.

Note D---Goodwill

During the second quarter of 1998, the Company fixed the earnouts on certain acquisitions during 1997 for approximately $8.5 million and accrued an additional approximately $8.6 million for earnouts achieved for certain 1996 and 1997 acquisitions. These amounts have been recorded as additional purchase price consideration and are included in goodwill.

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

   Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward looking statements.

Results of Operations

   The following table sets forth certain items in Romac's consolidated statement of operations, as a percentage of net service revenues, for the indicated periods:

                                                Six months ended June 30,
                                                    1998      1997
Flexible billings                                   78.9%     72.8%
Search Fees                                         21.1      27.2
Net service revenues                               100.0     100.0
Gross profit                                        43.5      47.5
Selling, general, and administrative expenses       34.4      39.9
Merger and integration expenses                      6.3        --
Income before taxes                                  2.4       7.2
Net income                                            .8%     4.2%


  Results of Operations for the Three and Six Months Ended June 30, 1998 and
  1997.

   Net service revenues. Net service revenues increased 50.4% and 52.5%, respectively, to $166.3 million and $321.7 million for the three and six month periods ending June 30, 1998 as compared to $110.6 and $211.0 million for the same periods in 1997. These increases were comprised of a $49.9 million and $100.2 million increase in Flexible Billings and a $5.8 million and $10.5 million increase in Search services for the three and six month periods ending June 30, 1998, as described below.

   Flexible billings increased 61.7% and 65.2%, respectively to $130.8 million and $253.8 million for the three and six month periods ending June 30, 1998 as compared to $80.9 million and $153.6 million for the same periods in 1997. This increase is a result of an increase in the number of hours billed in existing markets and the acquisitions of UQ and Sequent in September 1997, and to a lesser extent, an increase in the average billing rates as compared to the same periods in 1997.

        Search services increased 19.5% and 18.3%, respectively to $35.5 million and $67.9 million for the three and six month periods ended June 30, 1998 compared to $29.7 million and $57.4 million for the same periods in 1997. The increase resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made during the three and six month periods ended June 30, 1998 as compared to the same period in 1997. The average fee for each placement made during the periods remained relatively constant.

        Gross profit. Gross profit increased 39.3% and 39.7%, respectively, to $73.0 million and $140.0 million during the three and six month periods ended June 30, 1998 as compared to $52.4 million and $100.3 million for the same periods in 1997. Gross profit as a percentage of net service revenues decreased to 43.9% and 43.5%, respectively, for the three and six month periods ending June 30, 1998 as compared to 47.4% and 47.5% for the same periods in 1997.
This decrease was primarily result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search services, increased to 78.6% and 78.9%, respectively, of the Company's total revenues for the three and six month periods ending June 30, 1998 as compared to 73.2% and 72.8%, respectively for the same periods in 1997.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 31.2% and 31.4%, respectively to $56.8 million and $110.6 million for the three and six month periods ended June 30, 1998 as compared to $43.3 million and $84.2 million for the same periods in 1997. Selling, general and administrative expenses as a percentage of net service revenues decreased to 34.1% and 34.4%, respectively, for the three and six month periods ended June 30, 1998 compared to 39.1% and 39.9% for the same periods in 1997. This decrease in selling, general and administrative expense as a percentage of net service revenues in the three and six month periods ended June 30, 1998 resulted from the start of certain consolidation efforts related to the Source acquisition in the second quarter of 1998 and to a lesser extent, the continuation of operating efficiencies gained from a larger revenue base.

        Depreciation and amortization expense. Depreciation and amortization expense increased 90.9% and 86.4%, respectively, to approximately $2.1 million and $4.1 million for the three and six month periods ended June 30, 1998 compared to approximately $1.1 million and $2.2 million for the same periods in 1997. Depreciation and amortization expense as a percentage of net service revenues increased to 1.2% and 1.3%, respectively, for the three and six month periods ended June 30, 1998 as compared to 1.0% and 1.1% for the same periods in 1997. The increase as a percentage of net service revenues for both periods in 1998 as compared to the same periods in 1997 is due primarily to the goodwill amortization of the 1997 acquisitions of UQ and Sequent, in 1997.

        Merger, restructuring, and integration expenses. Merger and integration expenses for the three and six month periods ended June 30, 1998 increased 100% compared to the same periods in 1997 due to the completion of the Source merger in April 1998. Merger and integration expenses for the three and six month periods ended June 30, 1998 consisted primarily of $6.7 million and $8.2 million, respectively, of direct costs related to the acquisition and $11.8 million and $12.0 million, respectively, related to restructuring and integration related expenses.

        Other (income) expense. Other (income) expense increased 120.0% and 84.6% for the three and six months ended June 30, 1998 compared to the same periods in 1997. The increase in other income during both periods in 1998 as compared to 1997 was due to interest earned on the investment of the proceeds from the November 1997 stock offering.

        Income (Loss) Before Taxes. Income (loss) before taxes decreased 138.8% and 50.0%, respectively, to $(3.3) million and 7.6 million for the three and six month periods ended June 30, 1998 as compared to $8.5 million and $15.1 million for the same periods in 1997, primarily as a result of the merger and integration expenses explained above.

        Provision for income taxes. Provision for income taxes decreased 88.9% and 21.9%, respectively, to $.4 million and $5.0 million for the three and six month periods ended June 30, 1998 compared to $3.6 million and $6.4 million for the same periods in 1997. The effective tax rate was 65.8% for the six months ended June 30, 1998 compared to 42.1% for the same period in 1997. The income tax expense for the three month period ended June 30, 1998 is impacted by nondeductible merger expenses incurred in 1998.

        Net Income (Loss). Net income (loss) decreased approximately 175.5% and 70.5% to $(3.7) million and $2.6 million as compared to the $4.9 million and $8.8 million for the same periods in 1997 primarily as a result of the merger, restructuring and integration expenses explained above.


LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1998, the Company's sources of liquidity included approximately $95.1 million in cash and cash equivalents, $5.1 in short-term investments, and approximately $33.1 million in additional net working capital. In addition, as of June 30, 1998, there are no amounts outstanding on the Company's line of credit and $30.0 million was available for borrowing under the Company's line of credit. The Company entered into a new Revolving Line of Credit Loan Agreement with NationsBank, N.A. (the "Line of Credit") during September 1997. The Line of Credit expires on March 31, 2000 and amounts outstanding under the line of credit accrue interest at an annual rate equal to 150 basis points above the 90-day London Interbank Offering interest rate ("LIBOR"). As of June 30, 1998, the interest rate on the Line of Credit was 6.37%.

        During the six months ended June 30, 1998, cash flow provided by operations was approximately $3.9 million, resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operating payroll liabilities, offset by an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the six months ended June 30, 1998 from existing locations and the initial funding of the accounts receivable base in acquired operations.

        During the six months ended June 30, 1998, cash flow used in investing activities was appoximately $12.0 million, resulting primarily from the Company's use of approximately $7.5 million for capital expenditures and $3.1 million for purchase of short-term investments.

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

        The Company believes that cash flow from operations and borrowings under the Company's Line of Credit, or other credit facilities that may become available to the Company in the future will be adequate to meet the working capital requirements of the Company's current operations for at least the next 12 months. The Company believes that the consummation of the merger with Source which was effective April 20, 1998 will not adversely affect the Company's liquidity. The Company's estimate of the period that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions.

YEAR 2000 CONSIDERATIONS

        Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software or related computer technologies that are essential to its operations and purchases most of its software applications from third party vendors. The Company believes all such software is currently Year 2000 compliant, and therefore does not expect any material impact as a result of the Year 2000 issue. However, there can be no assurance that the Company will not be adversely affected by the failure of any third party vendors or significant customers of the Company to become Year 2000 compliant.

                          PART II -- OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS
               None

ITEM 2.        CHANGES IN SECURITIES
               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               a) The Annual Meeting of Stockholders of the Company was held on April 20, 1998.

                   To approve the issuance of Romac International, Inc. common stock, $.01 par value in a merger with Source Services Corporation pursuant to an Agreement and Plan of Merger, dated as of February 1, 1998, as amended February 11, 1998.
                   For: 18,824,165;  Against: 1,000;  Abstain: 43,650;
                   Delivered not voted: 2,158,614.

               b) To approve an amendment of the Company's articles of incorporation to increase the authorized common stock from 100 million shares to 250 million shares.
                   For: 17,712,598; Against: 3,279,915; Abstain: 9,900;
                   and Delivered Not Voted: 5,016

ITEM 5.        OTHER INFORMATION
               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
               (a)  Exhibits
                       27.1 - Financial Data Schedule for the six
                              months ended June 30, 1998 (for SEC use only).

                       27.2 - Restated Financial Data Schedule for the year
                              ended December 31, 1997 (for SEC use only).

                       27.3 - Restated Financial Data Schedule for the six
                              months ended June 30, 1997 (for SEC use only).

                    Reports:

               (b) Current Reports on Form 8-K filed during the quarter ended June 30, 1998 were as follows:

               i) Form 8-K dated April 20, 1998 (filed on May 1, 1998) regarding the consummation of the merger of Source
                       Services Corporation.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        ROMAC INTERNATIONAL, INC.
                                                (Registrant)

                                        By:  /s/  Thomas M. Calcaterra
                                           ------------------------------
                                           Thomas M. Calcaterra,
                                           Chief Financial and Accounting
                                           Officer and Secretary

                                                  Date:  August 14, 1998