Form 10-Q
period 1998-09-30
ROMAC INTERNATIONAL INC
filed 1998-11-16
CIK 930420

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                   FORM 10-Q
 (Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to ________

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


     As of November 10, 1998, the registrant had 46,897,194 shares of common stock, $.01 par value per share, issued and outstanding.


===============================================================================

ITEM 1.          FINANCIAL STATEMENTS

                              ROMAC INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN THOUSANDS)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      1998            1997
                                                                                      ----           ----
                                                                                  (UNAUDITED)
                                       Assets:
Current Assets:
Cash and cash equivalents                                                          $  76,552      $ 101,669
Short-term investments                                                                14,666          1,953
Trade receivables, net of allowance for doubtful accounts of $6,813 and $5,423
respectively                                                                         113,043         84,729
Notes receivable from franchisees, current                                                32            109
Receivables from related parties, current                                                387            233
Deferred tax asset, current                                                            3,138          3,141
Prepaid expenses and other current assets                                              3,093          2,519
                                                                                   ---------      ---------
Total current assets                                                                 210,911        194,353

Note receivable from franchisees, less current portion                                    --              4
Receivables from related parties, less current portion                                 1,720          1,290
Deferred tax asset, less current portion                                                 310            310
Furniture and equipment, net                                                          23,840         15,921
Goodwill, net of accumulated amortization of $4,828 and $2,578, respectively          94,457         66,652
Other assets, net                                                                      5,428          4,878
                                                                                   ---------      ---------
Total assets                                                                       $ 336,666      $ 283,408
                                                                                   =========      =========

                        Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                                     $  13,371      $   8,031
Accrued payroll costs                                                                 41,544         28,138
Income taxes payable                                                                   4,437          3,729
Current portion of capital lease obligations                                             743            731
Current portion of payables to related parties                                        14,649          4,265
Accrued merger and integration expenses                                                8,081             --
                                                                                   ---------      ---------
Total current liabilities                                                             82,825         44,894
Capital lease obligations, less current portion                                          686          1,260
Payables to related parties, less current portion                                      2,000          1,375
Other long-term liabilities, less current portion                                      4,832          3,175
                                                                                   ---------      ---------
Total liabilities                                                                     90,343         50,704
                                                                                   ---------      ---------

Commitments and contingencies                                                             --             --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and
outstanding                                                                               --             --
Common stock, par value $.01; 250,000 shares authorized,
46,275 and 45,475 issued, respectively                                                   462            455
Additional paid-in-capital                                                           183,282        178,494
Retained earnings                                                                     63,476         54,723
Cumulative translation adjustment                                                         28            (42)
Less reacquired stock at cost; 677 shares, respectively                                 (925)          (925)
                                                                                   ---------      ---------
Total shareholders' equity                                                           246,323        232,704
                                                                                   ---------      ---------
Total liabilities and shareholders' equity                                         $ 336,666      $ 283,408
                                                                                   =========      =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (AMOUNTS IN THOUSANDS, EXCEPT
                               PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                                     1998            1997           1998           1997
                                                     ----            ----           ----           ----
                                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Net service revenues                                $ 174,361      $ 122,326      $ 496,084      $ 333,279
Direct costs of service                               100,182         64,804        281,820        175,468
                                                    ---------      ---------      ---------      ---------

Gross profit                                           74,179         57,522        214,264        157,811

Selling, general and administrative expenses           56,278         46,499        166,906        130,691
Depreciation and amortization expense                   2,353          1,395          6,425          3,616
Merger, restructuring, and integration expenses         3,272             --         23,493             --
Other (income) expense, net                            (1,383)          (543)        (3,780)        (1,825)
                                                    ---------      ---------      ---------      ---------
Income before income taxes                             13,659         10,171         21,220         25,329

Provision for income taxes                              7,467          4,176         12,467         10,546
                                                    ---------      ---------      ---------      ---------

Net income                                          $   6,192      $   5,995      $   8,753      $  14,783
                                                    =========      =========      =========      =========

Net income per share- Basic                         $     .14      $    0.15      $    0.19      $    0.37
                                                    =========      =========      =========      =========

Weighted average shares outstanding- Basic             45,498         40,066         45,307         39,714
                                                    =========      =========      =========      =========


Net income per share- Diluted                       $     .13      $    0.14      $    0.18      $    0.36
                                                    =========      =========      =========      =========

Weighted average shares outstanding- Diluted           47,436         41,612         47,464         41,183
                                                    =========      =========      =========      =========







              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                                            1998             1997
                                                                            ----             ----
                                                                          (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
Net income                                                                  $   8,753      $  14,783
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization                                                   6,425          3,992
Provision for losses on accounts and notes receivable                           3,169            409
Deferred taxes                                                                      3            (98)
Loss on asset sales                                                                               66

(Increase) decrease in operating assets:
Trade receivables, net                                                        (31,483)       (25,070)
Notes receivable from franchisees, current                                         77             71
Prepaid expenses and other current assets                                        (574)          (485)
Notes receivable from franchisees, less current portion                             4              3
Other assets, net                                                               1,293         (1,797)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities                                  5,340          1,270
Accrued payroll costs                                                          13,407         10,254
Income taxes payable                                                            1,259          4,264
Other long-term liabilities                                                     1,657            733
                                                                            ---------      ---------
Cash provided by operating activities                                           9,330          8,395
                                                                            ---------      ---------

Cash flows from investing activities:
Capital expenditures                                                          (11,982)        (6,982)
Acquisition and earnout settlements                                           (19,088)       (51,576)
Accrued merger, restructuring and integration expenses                          8,081
Proceeds from the sale of fixed assets                                                         1,696
Proceeds from the sale of short-term investments                                               2,710
Increase in cash surrender value of life insurance policies                    (1,843)
Payments for the purchase of short-term investments                           (12,713)        (3,023)
                                                                            ---------      ---------
Cash used in investing activities                                             (37,545)       (57,175)
                                                                            ---------      ---------

Cash flows from financing activities:
Payments on notes receivable from stock subscriptions                                             13
Proceeds from bank line of credit                                                  --          6,070
Payments on capital lease obligations                                            (562)          (359)
Payments on receivables from related parties                                      234             56
Issuance of payables to related parties                                            --          5,837
Expenses from issuance of common stock                                            (57)
Issuance of receivables from related parties                                     (818)          (504)
Proceeds from exercise of stock options                                         4,301          2,969
                                                                            ---------      ---------

Cash used in financing activities                                               3,098         14,082
                                                                            ---------      ---------

Decrease in cash and cash equivalents                                         (25,117)       (34,698)
Cash and cash equivalents at beginning of period                              101,669         58,404
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $  76,552      $  23,706
                                                                            ---------      ---------

Supplemental Cash Flows Information
Cash paid during the period for:
Income Taxes                                                                $   1,258      $   2,338
Interest                                                                                         166

Non cash investing and financing activity:
Capital lease transaction                                                                  $   2,526


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


COMMON STOCK:                                      Shares          Amounts
Balance at December 31, 1997                         45,475      $     455
Exercise of stock options                               800              7
                                                   --------      ---------
Balance at September 30, 1998                        46,275      $     462
                                                  =========      =========


ADDITIONAL PAID-IN CAPITAL:

Balance at December 31, 1997                                     $ 178,494
Issuance of common stock                                               (57)
Exercise of stock options                                            4,294
Tax benefit related to employee stock options                          551
                                                                 ---------
Balance at September 30, 1998                                    $ 183,282
                                                                 =========



RETAINED EARNINGS:

Balance at December 31, 1997                                     $  54,723
Net income                                                           8,753
                                                                 ---------
Balance at September 30, 1998                                    $  63,476
                                                                 =========

REACQUIRED STOCK:

Balance at December 31, 1997                                         ($925)
                                                                 ---------
Balance at September 30, 1998                                        ($925)
                                                                 ---------

CUMULATIVE TRANSLATION ADJUSTMENT:

Balance at December 31, 1997                                          ($42)
Foreign currency translation adjustment                                 70
                                                                 ---------
Balance at September 30, 1998                                    $      28
                                                                 =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)
                                 (IN THOUSANDS)

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

        Self-insurance. The Company offers an employee benefit program for which it is self-insured for a portion of the cost. The Company is liable for claims up to $100 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants of the Source division are eligible to participate in the program. Self-insurance costs are accrued using actuarial estimates to approximate the liability for reported claims and claims incurred but not reported.

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

        Foreign Currency Translation. Foreign currency translation adjustments arise from the activities of Source's Canadian operations. Results of operations are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting foreign currency translation adjustments are recorded in Stockholder's Equity.

        Earnings Per Share. Options to purchase 2,917 shares of common stock were outstanding during 1998, but were not included in the computation of diluted earnings per share for the three or nine months ended September 30, 1998 because the options were anti-dilutive.

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

Reclassifications. Certain amounts related to the three and nine month periods ending September 30, 1997 have been reclassified to conform with current period presentation. The amounts are not considered material to the overall financial statement presentation.

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


        The following unaudited, pro forma, selected income statement data has been prepared to reflect the effect on the Company as if the acquisitions (which were accounted for under the purchase method) of Uni-Quality Systems Solutions, Inc ("UQ") and Sequent Associates, Inc. ("Sequent") (September 1997) had been recorded as of January 1, 1997.



                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                    1998 Actual      1997 Proforma
                                                                                    ------------     --------------
                                                                                    (unaudited)      (unaudited)
Net service revenues                                                                $496,084           $361,847
Gross profit                                                                         214,264            165,123
Income before income taxes                                                            21,220             25,577
Net income                                                                             8,753             14,856
Net income per share - Basic                                                             .19                .37
Weighted average shares outstanding - Basic                                           45,307             39,714
Net income per share - Diluted                                                           .18                .36
Weighted average shares outstanding - Diluted                                         47,464             41,183


NOTE C---MERGER, RESTRUCTURING, AND INTEGRATION EXPENSE

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

In connection with the Merger, the Company recorded a $3.3 million before tax charge for restructuring and other merger and integration related costs in the three months ended September 30, 1998 and $23.5 million before tax charge for the nine months ended September 30, 1998. The charge for the nine months ended September 30, 1998 included $8.2 million of direct merger costs, which consisted of professional fees and other transaction costs, $3.9 million of severance to be incurred in connection with anticipated staff reductions, $4.6 million of planned termination of leased office facilities, and $6.8 million of other expenses directly related to the Merger.

The Company expects to incur an additional $8.5 million of merger, restructuring, and integration related costs for training, lease termination, and other costs to eliminate redundant back office and other operations. These costs will be recognized as period expenses when incurred as these costs do not qualify for immediate recognition under an existing accounting pronouncement and will be classified as merger, restructuring, and integration expenses. The estimate of the total merger, restructuring and integration costs related to the Source merger is $32.0 million.

NOTE D---GOODWILL

During the third quarter of 1998, the Company settled the earnouts on certain acquisitions during 1997 for approximately $12.9 million and accrued approximately $11.1 million for earnouts achieved for certain 1996 and 1997 acquisitions. These amounts have been recorded as additional purchase price consideration and are included in goodwill.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, potential effects of Year 2000 issues, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words "anticipate", "estimates", "expects", "intends", "plans", and variations thereof and similar expressions are intended to identify forward looking statements.

        Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report which speak only as of the date of this report. The Company takes no obligation to publically publish the results of any adjustments to these forward looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

Results of Operations

        The following table sets forth certain items in Romac's consolidated statement of operations, as a percentage of net service revenues, for the indicated periods:

                                                                              Nine months ended September 30,
                                                                                 1998                 1997
                                                                                 ----                 ----
Flexible billings                                                                79.5%                 73.5%
Search Fees                                                                      20.5                  26.5
Net service revenues                                                            100.0                 100.0
Gross profit                                                                     43.2                  47.4
Selling, general, and administrative expenses                                    33.6                  39.7
Merger and integration expenses                                                   4.7
Income before taxes                                                               4.3                   7.6
Net income                                                                        1.8%                  4.4%


Results of Operations for the Three and Nine Months Ended September 30, 1998 and 1997.

        Net service revenues. Net service revenues increased 42.6% and 48.8%, respectively, to $174.4 million and $496.1 million for the three and nine month periods ending September 30, 1998 as compared to $122.3 and $333.3 million for the same periods in 1997. These increases were comprised of a $49.1 million and $149.3 million increase in Flexible Billings and a $3.0 million and $13.5 million increase in Search services for the three and nine month periods ending September 30, 1998, as described below.

        Flexible billings increased 53.8% and 61.0% respectively to $140.4 million and $394.2 million for the three and nine month periods ending September 30, 1998 as compared to $91.3 million and $244.9 million for the same periods in 1997.

        Search services increased 9.7% and 15.3%, respectively to $34.0 million and $101.9 million for the three and nine month periods ended September 30, 1998 as compared to $31.0 and $88.4 million for the same periods in 1997. The increase resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made during the three and nine month periods ended September 30, 1998 as compared to the same period in 1997. The average fee for each placement made during the periods remained relatively constant.

        Gross profit. Gross profit increased 29.0% and 35.8%, respectively, to $74.2 million and $214.3 million during the three and nine month periods ended September 30, 1998 as compared to $57.5 million and $157.8 million for the same periods in 1997. Gross profit as a percentage of net service revenues decreased to 42.5% and 43.2%, respectively, for the three and nine month periods ending September 30, 1998 as compared to 47.0% and 47.4% for the same periods in 1997. This decrease was primarily result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search services, increased to 80.5% and 79.5%, respectively, of the Company's total revenues for the three and nine month periods ending September 30, 1998 as compared to 74.7% and 73.5% respectively for the same periods in 1997.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased 19.8% and 26.2%, respectively to $56.3 million and $166.9 million for the three and nine month periods ended September 30, 1998 as compared to $47.0 million and $132.2 million for the same periods in 1997. Selling, general and administrative expenses as a percentage of net service revenues decreased to 32.3% and 33.6%, respectively, for the three and nine month periods ended September 30, 1998 compared to 38.4% and 39.7% for the same periods in 1997. This decrease in selling, general and administrative expense as a percentage of net service revenues in the three and nine month periods ended September 30, 1998 resulted from syncergies and operating efficiencies obtained from the merger.

        Depreciation and amortization expense. Depreciation and amortization expense increased 71.4% and 77.8%, respectively, to approximately $2.4 million and $6.4 million for the three and nine month periods ended September 30, 1998 compared to approximately $1.4 million and $3.6 million for the same periods in 1997. Depreciation and amortization expense as a percentage of net service revenues increased to 1.4% and 1.3%, respectively, for the three and nine month periods ended September 30, 1998 as compared to 1.1% for the each of the periods in 1997. The increase as a percentage of net service revenues for both periods in 1998 as compared to the same periods in 1997 is due primarily to the additional goodwill amortization due to the earnout buyouts negotiated in 1998 and the acquisitions of UQ and Sequent in the third quarter of 1997.

        Merger, restructuring, and integration expenses. Merger and integration expenses for the three and nine month periods ended September 30, 1998 increased 100% compared to the same periods in 1997 due to the completion of the Source merger in April 1998. Merger and integration expenses consisted of $8.2 million of direct costs related to the merger in the nine months ended September 30, 1998 and $3.3 million and $15.3 million, related to restructuring and integration related expenses for the three and nine months ended September 30, 1998.

        Other (income) expense, net. Other (income) expense, net, increased 180.0% and 111.1% for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The increase in other income during both periods in 1998 as compared to 1997 was due to interest earned on the investment of the proceeds from the November 1997 stock offering.

        Income Before Taxes. Income before taxes increased 34.3% for the three months ended September 30, 1998 and decreased 16.2% for the nine months ended September 30, 1998 to $13.7 million and $21.2 million, respectively, as compared to $10.2 million and $25.3 million for the same periods in 1997, primarily as a result of the merger and integration expenses explained above.

        Provision for income taxes. Provision for income taxes increased 78.6% and 19.0%, respectively, to $7.5 million and $12.5 million for the three and nine month periods ended September 30, 1998 compared to $4.2 million and $10.5 million for the same periods in 1997. The effective tax rate for the three months ended September 30, 1998 was 54.7% compared to 41.2% for the comparable period in 1997. The effective tax rate was 59.0% for the nine months ended September 30, 1998 compared to 41.5% for the same period in 1997. The increase in the effective tax rates in 1998 as compared to 1997 was due to certain non-deductible merger related expenses.

        Net Income. Net income increased approximately 3.3% to $6.2 million in the three months ended September 30, 1998 and decreased 40.5% to $8.8 million for the nine months ended September 30, 1998 as compared to the $6.0 million and $14.8 million for the same periods in 1997 primarily as a result of the merger, restructuring and integration expenses explained above.


LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998, the Company's sources of liquidity included approximately $76.6 million in cash and cash equivalents, $14.7 in short-term investments, and approximately $128.1 million in additional net working capital. In addition, as of September 30, 1998, there are no amounts outstanding on the Company's line of credit and $30.0 million was available for borrowing under the Company's line of credit. The Company entered into a new Revolving Line of Credit Loan Agreement with NationsBank, N.A. (the "Line of Credit") during September 1997. The Line of Credit expires on March 31, 2000. Amounts outstanding under the line of credit accrue interest at an annual rate equal to 150 basis points above the 90-day London Interbank Offering interest rate ("LIBOR"). As of September 30, 1998, the interest rate on the Line of Credit was 5.96%.

        During the nine months ended September 30, 1998, cash flow provided by operations was approximately $9.3 million, resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operating payroll liabilities, offset by an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the nine months ended September 30, 1998 from existing locations and the initial funding of the accounts receivable base in acquired operations.

        During the nine months ended September 30, 1998, cash flow used in investing activities was approximately $37.5 million, resulting primarily from the Company's use of approximately $12.0 million for capital expenditures, $19.1 million for earnouts from certain acquisitions in 1996 and 1998, and $12.7 million for purchase of short-term investments.

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

YEAR 2000 CONCERNS

        Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as 00 or 1900. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

        The Company utilizes software and computer technologies that are essential to its operations. The Company continuously evaluates the ongoing and expected future business and industry requirements of its internally developed and externally purchased applications. These applications and technology equipment are updated on a regular basis. The Company has not accelerated its plans to replace or update existing systems because of the Year 2000 issue. Although, the Company currently believes all material systems are Year 2000 compliant and currently does not expect any future material costs to be incurred to maintain Year 2000 compliance, there can be no assurance that the Company will not experience material Year 2000 related problems or expenses.

        The Company is working with key third party vendors to understand their ability to continue to provide services and products through the change to 2000. The Company intends to continue to partner with its key third party vendors to avoid any business interruptions in 2000. The Company is dependent upon our customers for sales and cash flow. The Company currently does not believe that it is subject to significant business risks related to its customers' and suppliers' Year 2000 efforts, although if the Company's customer or vendors experience Year 2000 problems, the Company's results of operations could be materially adversely affected.

        The effect of Year 2000 interruptions on the Company and our customer's operations is difficult to predict because flexible staffing could be a vehicle that that the Company's customer's will could use to correct the effect of Year 2000 disruptions in their business. The Company will continue to monitor the status of our customers and key strategic partners as a means of determining risks and alternatives. While the Company believes that all material systems and equipment have been addressed related to the Year 2000 issue the Company will continue to monitor and develop contingency plans with regards to the Year 2000 problem.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits

         27.1 -- Restated Financial Data Schedule for the nine months ended September 30, 1997 (for SEC use only).

         27.2 -- Financial Data Schedule for the nine months ended September 30, 1998 (for SEC use only).

        (b)   Reports:

          Current Reports on Form 8-K filed during the quarter ended September 30, 1998 were as follows:

          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     ROMAC INTERNATIONAL, INC.
                                           (Registrant)

                                     By: /s/  Peter Dominici
                                        ----------------------------------
                                        Peter Dominici,
                                        Chief Financial and
                                        Accounting Officer

                                                Date:  November 16, 1998