Form 10-K
period 1998-12-31
ROMAC INTERNATIONAL INC
filed 1999-03-31
CIK 930420

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-26058

                           ROMAC INTERNATIONAL, INC.

             (Exact name of Registrant as specified in its charter)

                   FLORIDA                                        59-3264661
(State or other jurisdiction of incorporation         (IRS Employer Identification No.)
                or organization)

 120 WEST HYDE PARK PLACE, SUITE 150, TAMPA,                        33606
                    FLORIDA                                       (Zip Code)
   (address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of Registrant's voting and non-voting stock held by nonaffiliates of Registrant, as of March 26, 1999, was $394,160,868.

     The number of shares outstanding of Registrant's Common Stock as of March 26, 1999, was 45,368,424.
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on May 14, 1999 are incorporated by reference into Part III of this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

    ITEM                                                                  PAGE
    ----                                                                  ----
  Item 1.   Business....................................................     3
  Item 2.   Properties..................................................    11
  Item 3.   Legal Proceedings...........................................    12
  Item 4.   Submission of Matters to a Vote of Security Holders.........    12
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    13
  Item 6.   Selected Financial Data.....................................    14
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    14
  Item 8.   Financial Statements and Supplementary Data.................    20
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    20
  Item 10.  Directors and Executive Officers of the Registrant..........    21
  Item 11.  Executive Compensation......................................    21
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    21
  Item 13.  Certain Relationships and Related Transactions..............    21

  Index to Consolidated Financial Statements (F-1 thru F-22)
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            10-K........................................................    44

                                     PART I

ITEM 1.  BUSINESS

     This document contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," "believe," "plans" and similar expressions are intended to identify forward looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and Romac International, Inc.'s ("Romac" or the "Company") other filings with the Securities and Exchange Commission (the "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

     Headquartered in Tampa, Florida, the Company was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in l995, Romac grew to 31 offices in 18 major markets. On April 20, 1998, the Company consummated a merger whereby Source Services Corporation ("Source"), a Delaware corporation, was merged into the Company pursuant to an Agreement and Plan of Merger ("the Merger Agreement") dated February 1, 1998, as amended on February 11, 1998 and April 17, 1998. The acquisition has been accounted for using the pooling of interests method of accounting; accordingly, all historical results have been restated to reflect the merger. This merger combined the strength of two organizations that shared common visions, strategies and business practices. The company now operates through 89 offices in 46 markets and serves primarily clients from Fortune 1000 companies with the top ten clients representing 7.5% of revenue in 1998.

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

     The temporary staffing industry has grown rapidly in recent years as companies have utilized temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. According to the Staffing Industry Report, the United States temporary staffing industry grew from approximately $20.4 billion in revenue in 1991 to an estimated $62.1 billion in revenue in 1998. One of the fastest growing sectors for Romac, as well as the industry, is information technology services. Revenue for this sector has grown from an estimated $11.7 billion in 1996 to an estimated $18.5 billion in 1998 or a 58% growth over the 2 year period. Romac believes that professional and technical staffing within the temporary staffing industry requires longer-term, more highly-skilled personnel services and offers the opportunity for higher profitability than the clerical and light industrial staffing segments, because of the value-added nature of professional and technical personnel. The National Association of Temporary and Staffing Services has estimated that more than 90% of all U.S. businesses utilize temporary staffing services.

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

    - Focus on Value-Added Services. Romac focuses exclusively on providing specialty staffing services to its clients. Romac believes that providing these specialty services to its clients offers greater profitability than the clerical and light industrial sectors of the temporary staffing industry. In addition, Romac believes, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that employment growth will be greater in Romac's sectors than in the traditional clerical and light industrial sectors. The placement of highly skilled personnel requires a distinct operational knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. Romac believes its historical focus in this market and name recognition, combined with management's operating expertise, provide it with a competitive advantage.

    - Build Long-Term, Consultative Relationships. Romac has developed long-term relationships with its clients by providing integrated solutions to their specialty staffing requirements. Romac strives to differentiate itself by working closely with its clients to maximize their return on human assets. In addition, Romac's ability to offer a broad range of flexible personnel services coupled with its permanent placement capability, offers the client a single-source provider of specialty staffing services. This ability enables Romac to emphasize consultative rather than transactional client relationships.

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

GROWTH STRATEGY

     Romac's growth strategy is to expand its services in existing markets where it does not offer its full range of services, and to enter new markets. The key elements of Romac's growth strategy are as follows:

    - Introduce Functional Service Offerings to Existing Markets. Romac currently offers four areas of functional services and only one of Romac's markets offers the full range of services. As a result, Romac believes that a substantial opportunity exists to increase the number of service offerings within its existing markets. Romac intends to offer its recently expanded full range of functional services into each of its existing locations.

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

    - Expand Major and National Accounts Program. Romac will continue to market its full range of services to existing and new clients in order to position Romac as the preferred vendor for specialty staffing services. Romac believes the major accounts program enables it to further penetrate its clients by giving Romac greater access to key staffing decision makers including the support of the client's purchasing and procurement team. This increased access allows Romac to achieve greater operating leverage through improved efficiencies in the marketing process. Romac has successfully secured several national agreements for professional and technical specialty staffing services. Romac intends aggressively to pursue such agreements to facilitate geographic expansion and existing market penetration.

FUNCTIONAL ORGANIZATION

     Organized by function, Romac provides services in the specialty areas of Information Technology, Finance and Accounting, Human Resources and Operating Specialties. Through its Operating Specialties division, the Company serves key industries including engineering, health care, legal, life insurance/investments, pharmaceutical and scientific.

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

     The combination of a growing number of available software applications, the increased complexity of such software applications, and the short supply of qualified software expertise contributed to Romac's decision to create Emerging Technologies in mid-1995. Emerging Technologies retrains skilled information technology professionals in cutting edge technology solutions and then offers the services of those highly trained individuals to Romac's clients. Romac believes the sophistication of these technologies, coupled with the significant unmet demand, provide an attractive opportunity for Romac to generate new, higher margin business, and to add value to its clients.

    - Finance & Accounting. In its markets, Romac believes it has built a strong reputation for providing qualified finance and accounting professionals to businesses. Romac believes this reputation facilitates Romac's recruiting and placement efforts. Romac's Finance & Accounting personnel are experienced in areas such as corporate taxation, budget preparation and analysis, financial reporting, cost analysis, and audit services. Romac recently introduced its Executive Solutions service line which provides chief financial officers, controllers and other higher-level financial professionals on a contract basis for assignment lengths generally ranging from three to six months.

    - Human Resources. The non-core functions of a business, such as human resources, are the most likely to be outsourced. With increasing employment regulations, the administrative burden on employers is becoming more complex and more time-consuming than ever before. Romac offers flexible and permanent staffing of human resource professionals in the areas of recruiting, benefits administration, training and generalists. In addition, Romac provides outplacement, outsourcing and consulting services in this field.

    - Operating Specialties. This segment consists of revenues generated by the placement of professionals skilled in the pharmaceutical, manufacturing, health care, life insurance and investment industries. Examples of the types of positions that would be classified in these categories are: research and regulatory personnel for pharmaceutical clients, quality engineers and assurance personnel for manufacturing companies, hospital administration and management personnel for health care companies, and management personnel for life insurance companies.

     Once the functional challenges of the client have been identified, Romac can then consult with the client to determine its staffing and time duration requirements. Romac offers its staffing services in one of two categories:
Flexible Staffing Services or Search Services.

  Flexible Staffing Services

     Flexible Staffing services are offered by Romac to provide personnel in the fields of information technology, finance and accounting, human resources and operating specialties. Romac currently offers flexible staffing services in all metropolitan markets. The two primary service offerings within Flexible Staffing are distinguished below:

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

             Professional Temporary Services targets Fortune 1000 companies and other large organizations, with a primary focus on organizations determined to have the potential need for Romac's full range of services. In order to maximize its marketing effectiveness, Romac provides extensive training to its operating employees, which emphasizes the consulting nature of its business. Romac's operating employees develop marketing plans composed of multiple visits, frequent telemarketing activity, monthly mailings, and other actions supported through the use of the front end systems and daily staff meetings. Romac believes that these techniques and processes provide the opportunity to expand its business within its clients' organizations, solidify client relationships, and develop new clients. Romac recognizes that in some cases Professional Temporary Services personnel will be offered permanent positions. If a client requests that personnel become permanent employees, Romac typically charges a "conversion" fee that is calculated as a percentage of the initial annual compensation.

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

  Search Services

     Romac provides extensive search services for professional and technical personnel. The professional skills offered by the Search Services are in the areas of information technology, finance and accounting, financial services, pharmaceutical research, health care, human resources, insurance and manufacturing.

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

MARKETS

     Romac serves 46 metropolitan markets with 89 offices and the management of the operations coordinated from its headquarters in Tampa. Romac's headquarters provides its offices with administrative, marketing, accounting, training, legal, and information systems support, particularly as it relates to the standardization of the operating processes of its offices.

TECHNOLOGY

     Romac and Source had each developed a proprietary integrated system designed to maximize productivity and to aid in the management of its business. These systems are called "PROS" and "Wizard", respectively. PROS and Wizard are designed to be a comprehensive approach to the operation and management of a specialty staffing firm. Each system has links that update each office location information through the use of a private network to corporate headquarters servers in Tampa and Dallas. Through the use of PROS and Wizard, market information concerning target customers is tracked and prioritized to focus marketing and development efforts. Readily available management reports indicate the frequency and nature of contact with the targeted customers to support marketing plans. By using these reports, managers provide direction and support to operating employees to ensure that customers are properly served.

     Finally, PROS and Wizard helps Romac manage information by passing data from the operating divisions software to the accounting software. This approach increases productivity, as data have a single point of entry and can be readily accessed by all functional areas within Romac. During 1998, the Company developed a front end browser connection to PROS and Wizard to standardize the desktop for its operating employees. Romac intends to continue to enhance its systems capabilities to streamline processes in order to improve customer servicing.

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

     Romac believes that the availability and quality of its personnel, the level of service, the effective monitoring of job performance, scope of geographic service and the price of service are the principal elements of competition. Romac believes that availability of quality personnel is an especially important facet of competition. In order to attract personnel, Romac places emphasis upon its ability to provide permanent placement opportunities, competitive compensation and benefits, quality and varied assignments, and scheduling flexibility. Because personnel pursue other employment opportunities on a regular basis, it is important that Romac respond to market conditions affecting these individuals. Additionally, in certain markets Romac has experienced significant pricing pressure from some of its competitors. Although Romac believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that Romac will remain competitive.

INSURANCE

     Romac maintains a fidelity bond and a number of insurance policies including general liability and automobile liability, (each with excess liability coverage), professional liability, errors and omissions, worker's compensation and employers' liability. Each of these policies with aggregate coverage of up to $5.0 million cover certain liabilities that may arise from the actions or omissions of its operating employees and personnel. Romac currently maintains key man life insurance on certain of its executive officers in an aggregate amount of $7.5 million. There can be no assurance that any of the above coverages will be adequate for Romac's needs.

OPERATING EMPLOYEES AND PERSONNEL

     As of December 31, 1998, Romac and its subsidiaries employed approximately 1,871 operating employees. Additionally, as of that date, Romac had approximately 5,764 personnel on assignment providing flexible staffing services to its clients. As the employer, Romac is responsible for the operating employees and personnel payrolls and employer's share of social security taxes
(FICA), federal and state unemployment taxes, workers' compensation insurance, and other direct labor costs relating to its operating employees and personnel. Romac offers access to various insurance programs and other benefits for its operating employees and personnel. Romac has no collective bargaining agreements covering any of its operating employees or personnel, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its operating employees or personnel.

ITEM 2.  PROPERTIES

     Romac owns no real estate. It leases its corporate headquarters in Tampa, Florida, as well as space for its other locations. The aggregate area of office space under leases for locations is approximately 500,000 square feet. The leases generally run from month-to-month to five years and the aggregate annual rent paid by Romac in 1998 was approximately $10.2 million. Romac believes that when its planned expansion of its corporate headquarters is completed that its facilities would be adequate for its needs and does not expect difficulty replacing such facilities or locating additional facilities, if needed in the interim.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998 covered by this Annual Report on Form 10-K.

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

FISCAL YEAR                                              HIGH      LOW
-----------                                            -------   -------
1997:
  First Quarter......................................  $13.500   $ 8.438
  Second Quarter.....................................  $17.375   $ 8.031
  Third Quarter......................................  $22.000   $16.875
  Fourth Quarter.....................................  $25.125   $14.500
1998:
  First Quarter......................................  $29.750   $19.375
  Second Quarter.....................................   32.250    23.125
  Third Quarter......................................   31.125    16.125
  Fourth Quarter.....................................   22.750    11.750
1999:
  First Quarter (through March 26)...................    24.25     6.875

     On March 26, 1999, the last reported sale for the Company's Common Stock was at $8.688. On March 26, 1999 there were approximately 147 holders of record.

     Since the Company's initial public offering, the Company has not paid any cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

                                               YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------
                                   1994       1995       1996       1997       1998
                                 --------   --------   --------   --------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net service revenues.........  $130,856   $188,374   $301,588   $479,743   $680,086
  Direct costs of services.....    60,262     88,512    145,881    254,132    388,505
                                 --------   --------   --------   --------   --------
  Gross profit.................    70,594     99,862    155,707    225,611    291,581
  Selling, general and
     administrative expenses...    63,432     87,038    133,084    184,876    224,790
  Depreciation and
     amortization..............     1,067      1,111      3,238      5,794      9,507
  Merger, restructuring, and
     integration expense.......        --         --         --         --     26,122
  Combination expenses.........     2,251         --         --         --         --
  Other (income) expense,
     net.......................      (754)       (30)    (1,773)    (2,675)    (4,985)
                                 --------   --------   --------   --------   --------
  Income before taxes..........     4,598     11,743     21,158     37,616     36,147
  Provision for taxes..........     1,950      4,555      8,706     15,545     20,708
                                 --------   --------   --------   --------   --------
  Net income...................  $  2,648   $  7,188   $ 12,452   $ 22,071   $ 15,439
                                 ========   ========   ========   ========   ========
  Net income per share-basic...  $   0.10   $    .25   $    .35   $   0.55   $    .34
                                 ========   ========   ========   ========   ========
Weighted average shares
  outstanding-basic............    26,422     28,309     35,312     40,471     45,410
  Net income per
     share-diluted.............  $   0.10   $    .25   $    .34   $    .52   $    .33
                                 ========   ========   ========   ========   ========
  Weighted average shares
     outstanding-diluted.......    26,473     29,265     36,996     42,264     47,318

                                                      DECEMBER 31,
                                   --------------------------------------------------
                                    1994      1995       1996       1997       1998
                                   -------   -------   --------   --------   --------
BALANCE SHEET DATA:
  Working capital................  $ 8,512   $28,537   $ 95,557   $149,459   $135,348
  Total assets...................  $29,418   $51,576   $142,112   $283,098   $333,812
  Total long-term debt...........  $    24   $   500         --   $  1,260   $    461
  Shareholders' equity...........  $10,247   $34,218   $119,221   $232,704   $255,022

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with Romac's Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

OVERVIEW

     Romac is a provider of professional and technical specialty staffing services in 46 markets in the United States. Romac strives to shape valuable business relationships between organizations and the knowledgeable people who make them successful. To better serve the needs of its customers, Romac provides its customers value-added services in the following specialties: Information Technology, Finance and Accounting, Human Resources and Operating Specialties. Romac believes its broad range of highly specialized services provides clients with integrated solutions to their staffing needs, allowing Romac to develop long-term, consultative relationships. Romac principally serves Fortune 1000 clients with its top ten clients representing 7.5% of its revenue for 1998. Romac believes its functional focus and range of service offerings generate increased placement opportunities and enhance Romac's ability to identify, attract, retain, develop and motivate personnel and operating employees.

Revenue Recognition

     Net service revenues consist of sales, net of credits and discounts. Romac recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. For the Source division, the search fee policy is that if an individual fails to continue employment for a period of time as specified the placement agreement, generally a thirty-to-ninety day period, the Company is not entitled to collect the search fee. Revenue from search fees is shown on the Consolidated Statement of Operations net of amounts written off for the adjustments due to placed candidates not remaining in employment for the guarantee period.

Gross Profit

     Gross profit for the Flexible Billings is determined by deducting the direct cost of services (flexible personnel payroll wages, payroll taxes, payroll-related insurance, and licensee commissions) from net service revenues. Consistent with industry practices, all costs related to Search Fees are classified as selling, general, and administrative expense.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net service revenues, certain items in Romac's consolidated statement of operations for the indicated periods:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                 1996     1997     1998
                                                 -----    -----    -----
Flexible Billings............................     68.2%    74.9     80.1%
Search Fees..................................     31.8     25.1     19.9
                                                 -----    -----    -----
Net service revenues.........................    100.0    100.0    100.0
Gross profit.................................     51.6     47.0     42.9
Selling, general, and administrative
  expenses...................................     44.1     38.5     33.1
Income before taxes..........................      7.0      7.8      5.3
Net income...................................      4.1%     4.6%     2.3%

1998 COMPARED TO 1997

     Net service revenues. Net service revenues increased 41.8% to $680.1 million in 1998 as compared to $479.7 million for the same period in 1997. This increase was composed of a $185.1 million increase in Flexible Billings and a $15.3 million increase in Search Fees for the year ended December 31, 1998 as described below.

     Flexible Billings increased 51.5% to $544.6 million in 1998 as compared to $359.5 million for the same period in 1997. This increase is a result of an increase in the number of hours billed by operations as compared to the same periods in 1997 due to the Company's continued emphasis on expanding the number of service offerings in all markets and, to a lesser extent, an increase in the average billing rates.

     Search Fees increased 12.7% to $135.5 million in 1998 as compared to $120.2 million for the same period in 1997. This increase resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made in 1998 as compared to the same period in 1997. The average fee for each search placement made during the periods remained relatively constant.

     Gross profit. Gross profit increased 29.3% to $291.6 million in 1998 as compared to $225.6 million in 1997. Gross profit as a percentage of net service revenues decreased to 42.9% in 1998 as compared to 47.0% for the same period in 1997. This decrease was a result of the continuing change in Romac's business mix whereby revenues from Flexible Billings, which has traditionally lower gross margins than Search Fees, increased to 80.1% of Romac's net service revenues in 1998 as compared to 74.9% for the same period in 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 21.6% to $224.8 million in 1998 as compared to $184.9 million for the same period in 1997. Selling, general and administrative expenses as a percentage of net service revenues decreased to 33.1% in 1998 compared to 38.5% for the same period in 1997. This decrease in selling, general and administrative expense as a percentage of net service revenues resulted from synergies and operating efficiencies obtained from the merger such as elimination of duplicate back office costs.

     Merger, restructuring, and integration expense. Merger and integration expense increased 100% to $26.1 million in 1998 and were related to the merger with Source in April 1998 and associated restructuring charges incurred. Merger, restructuring, and integration expenses consisted of $8.2 million of direct costs related to the merger and $17.9 million related to restructuring and integration.

     Depreciation and amortization expense. Depreciation and amortization expense increased 63.8%, to $9.5 million for 1998 as compared to $5.8 million for the same period in 1997. Depreciation and amortization expense as a percentage of net service revenue increased to 1.4% for 1998 as compared 1.2% for the same period in 1997. The increase as a percentage of net service revenues for 1998 as compared to the same period in 1997 is primarily due to additional goodwill amortization due to the earnout buyouts negotiated in 1998, full year of amortization of the acquisitions of Uni-Quality Systems Solutions, Inc. and Sequent Associates, Inc. in 1998 compared to four months in 1997, and additional depreciation on the new technology platform implemented at certain Source locations in the second half of 1998.

     Other (income) expense. Other (income) expense increased 85.2% in 1998 to $5.0 million as compared to approximately $2.7 million, respectively for the same period in 1997. The increase during 1998 compared to the same period in 1997 is due to interest earned on the investment of the proceeds from the November 1997 stock offering.

     Income before taxes. Income before taxes decreased 4.0% to $36.1 million for 1998 as compared to $37.6 million for the same period in 1997, primarily as a result of the merger, restructuring and integration expenses explained above.

     Provision for income taxes. Provision for income taxes increased 33.5% to $20.7 million for 1998 compared to $15.5 million for the same period in 1997. The effective tax rate was 57.3% in 1998 as compared to approximately 41.2% in 1997. The increase in the effective tax rates in 1998 as compared to 1997 was due to certain non-deductible merger related expenses.

     Net income. Net income decreased 30.3% to $15.4 million for 1998 compared to $22.1 million for the same period in 1997. This decrease was due to the merger, restructuring, and integration expenses explained above and the increase in the effective tax rate as a result of non-deductible merger related expense.

1997 COMPARED TO 1996

     Net service revenues. Net service revenues increased 59.1% to $479.7 million in 1997 as compared to $301.6 million for the same period in 1996. This increase was composed of a $153.9 million increase in Flexible Billings and a $24.2 million increase in Search Fees for 1997.

     Flexible Billings increased 74.9% to $359.5 million for 1997 as compared to $205.6 million in 1996. The growth in flexible staffing net service revenue is primarily due to an increase in the hours billed from adding additional markets and expanding service offerings in existing markets, and to a lesser extent , an increase in average billing rates.

     Search Fees increased 25.2% to $120.2 million in 1997 as compared to $96.0 million in 1996. The increase in search fees resulted primarily from an increase in the number of search sales consultants, which increased the number of search placements made during

1997 as compared to 1996. The average fee for each Search placement made remained relatively constant during the periods involved.

     Gross profit. Gross profit increased 44.9% to $225.6 million in 1997 as compared to $155.7 million in 1996. Gross profit as a percentage of net service revenues decreased to 47.0% in 1997 as compared to 51.6% in 1996. This decrease in gross profit margin as a percentage of net service revenues was a result of the continuing changes in Romac's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search Fees, increased to 74.9% of Romac's net service revenues for 1997 as compared to 68.2% for 1996.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 38.9% to $184.9 million in 1997 as compared to $133.1 million in 1996. Selling, general and administrative expenses as a percentage of net service revenues decreased to 38.5% in 1997 as compared to 44.1% in 1996. This decrease in selling, general and administrative expenses as a percentage of net service revenues resulted from greater operating efficiencies and economies of scale gained from a larger revenue base.

     Depreciation and amortization expenses. Depreciation and amortization expenses increased approximately 81.3% to $5.8 million in 1997 as compared to $3.2 million in 1996, primarily because of a full year of depreciation expense incurred on corporate information services upgrades and additional amortization expense in 1997 related to goodwill recorded as a result of asset acquisitions made by Romac during 1997.

     Other (income) expense. Other (income) expense increased 50.0% to $2.7 million of income in 1997 as compared to $1.8 million of income in 1996. This increase was primarily due to an increase in interest income.

     Income before taxes. Income before taxes increased 77.4% to $37.6 million in 1997 as compared to $21.2 million in 1996, primarily as a result of the above factors.

     Provision for income taxes. Provision for income taxes increased 78.2% to $15.5 million in 1997 as compared to $8.7 million in 1996. The effective income tax rate was constant at approximately 41% for both periods.

     Net income. Net income increased approximately 76.8% to $22.1 million in 1997 as compared to $12.5 million in 1996, primarily as a result of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's sources of liquidity included approximately $68.8 million in cash and cash equivalents and approximately $66.5 million in additional net working capital. In addition, as of December 31, 1998, there were no amounts outstanding on Romac's line of credit and $30.0 million was available for borrowing under Romac's line of credit. Romac has a Revolving Line of Credit Loan Agreement with Nationsbank, N.A. (the "Line of Credit"). The Line of Credit expires on March 31, 2000 and amounts outstanding under the line of credit accrue interest at an annual rate equal to 65 basis points above the 90-day London Interbank Offering interest rate ("LIBOR").

     During the year ended December 31, 1998, cash flow provided by operations was approximately $10.9 million, resulting primarily from net income, non-cash expenses (depreciation and amortization) and increases in operating payroll liabilities, offset by an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during 1998 from existing locations.

     During 1998, cash flow used in investing activities was approximately $48.8 million, resulting primarily from Romac's use of approximately $23.6 million in cash for earnout provisions on previous acquisitions.

     On March 11, 1999, Romac announced that its board of directors has authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. This stock repurchase plan will impact Romac's cash flow requirements in the next twelve months. As of March 26, 1999, a total of 1,152,500 shares at an average purchase price of $7.52 per share have been repurchased. Romac believes that cash flow from operations and borrowings under Romac's Line of Credit, or other credit facilities that may become available to Romac in the future will be adequate to meet the working capital requirements of Romac's current operations for at least the next 12 months. Romac's estimate of the period that existing resources will fund its working capital requirements and the amount of stock that the company will actually be able to repurchase in the next 12 months are forward-looking statements that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

YEAR 2000

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as "00" or 1900. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

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

     The Company has implemented a four step process to address Year 2000 issues consisting of assessment/overview (identify the issues); discovery (inventory, categorize, and assess business impacts and risks); conversion (make program changes, rollout new hardware, perform applications and acceptance testing, and certification), and deployment (deploy program and hardware changes, evaluate and apply lessons learned). After the Company completed the assessment/overview phase, the Company hired an independent third party to perform the discovery phase and make recommendations on assessment of business risks. This study concluded that the greatest risk faced by the Company's Internal Systems are the hardware system that operates the telephone voicemail systems at certain locations and the Wizard NT operating system software that must be upgraded from
3.51 to 4.01 Service Pak 4. As of March 26, 1999, the Company had substantially completed the assessment/overview and discovery phases and is in process of the conversion phase. The target date of the completion of the high risk area is expected to be June 30, 1999.

     The Company is working with key third party vendors to understand their ability to continue to provide services and products through the change to 2000. The Company intends to continue to partner with its key third party vendors to avoid any business interruptions in 2000. The Company is dependent upon its customers for sales and cash flow. The Company currently does not believe that it is subject to significant business risks related to its customers' and suppliers' Year 2000 efforts, although if the Company's customer or vendors experience Year 2000 problems, the Company's results of operations could be materially adversely affected.

     The effect of Year 2000 interruptions on the Company and our customer's operations is difficult to predict because flexible staffing could be a vehicle that the Company's customer's may use to correct the effect of Year 2000 disruptions in their business. The Company will continue to monitor the status of its customers and key strategic partners as a means of determining risks and alternatives. The Company is also in the process of developing contingency plans with regards to the high risk areas described above as well as areas of medium risk have been determined to not have the impact of disruption to the business.

     The Company estimates that the total cost of the project will be approximately $1.3 million which includes both personnel costs related to project management, programming, and hardware and software upgrades. Of this total, approximately $1 million has been incurred as of December 31, 1998. The cost of the project and the estimated completion dates are based upon management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

     The Year 2000 discussion includes forward-looking statements, therefore there can be no assurance that the Company will not experience Year 2000 problems. However, based upon the progress to date, the Company believes that it is unlikely that the actual results will differ significantly from those estimated and that the Year 2000 compliance will have a material adverse effect on the Company's financial condition.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Romac International, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Romac International, Inc., and its subsidiaries ("the Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Tampa, Florida
February 26, 1999

                           ROMAC INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
                                                                  (IN 000'S)
                          ASSETS

Current Assets:
  Cash and cash equivalents.................................  $ 68,821   $101,669
  Short-term investments....................................    12,000      1,953
  Trade receivables, net of allowance for doubtful accounts
     of $5,762 and $5,423, respectively.....................   114,144     84,729
  Notes receivable from franchisees, current................        31        109
  Receivables from related parties, current.................       384        233
  Deferred tax asset........................................     5,702      3,141
  Prepaid expenses and other current assets.................     3,627      2,519
                                                              --------   --------
          Total current assets..............................   204,709    194,353
Notes receivable from franchisees, less current portion.....        --          4
Receivables from related parties, less current portion......     1,721      1,290
Furniture and equipment, net................................    19,869     15,921
Other assets, net...........................................    14,003      4,878
Goodwill, net of accumulated amortization of $5,790 and
  $2,578, respectively......................................    93,510     66,652
                                                              --------   --------
          Total assets......................................  $333,812   $283,098
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and other accrued liabilities............  $  9,260   $  8,031
  Accrued payroll costs.....................................    41,070     28,138
  Current portion of capital lease obligations..............       743        731
  Current portion of payables to related parties............    10,144      4,265
  Accrued merger, restructuring, and integration............     4,931         --
  Income taxes payable......................................     3,213      3,729
                                                              --------   --------
          Total current liabilities.........................    69,361     44,894
Capital lease obligations, less current portion.............       461      1,260
Deferred tax liability, non current.........................        96        277
Payables to related parties, less current portion...........     2,000      1,375
Other long-term liabilities.................................     6,872      2,588
                                                              --------   --------
          Total liabilities.................................    78,790     50,394
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par; 15,000 shares authorized, none
     issued and outstanding.................................        --         --
  Common stock, $0.01 par; 250,000 shares authorized, 46,408
     and 45,475 issued and outstanding, respectively........       464        455
  Additional paid-in capital................................   185,300    178,493
  Cumulative translation adjustment.........................        21        (42)
  Retained earnings.........................................    70,162     54,723
  Less reacquired shares at cost; 677 shares................      (925)      (925)
                                                              --------   --------
          Total shareholders' equity........................   255,022    232,704
                                                              --------   --------
          Total liabilities and shareholders' equity........  $333,812   $283,098
                                                              ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1998        1997        1996
                                                   ---------   ---------   ---------
                                                   (IN 000'S, EXCEPT PER SHARE DATA)
Net service revenues.............................  $680,086    $479,743    $301,588
Direct costs of services.........................   388,505     254,132     145,881
                                                   --------    --------    --------
Gross profit.....................................   291,581     225,611     155,707
Selling, general and administrative expenses.....   224,790     184,876     133,084
Merger, restructuring and integration expense....    26,122          --          --
Depreciation and amortization....................     9,507       5,794       3,238
Other (income) expense:
  Dividend and interest income...................    (5,224)     (3,077)     (1,885)
  Interest expense...............................       216         308         251
  Other (income) expense, net....................        23          94        (139)
                                                   --------    --------    --------
Income before income taxes.......................    36,147      37,616      21,158
Provision for income taxes.......................    20,708      15,545       8,706
                                                   --------    --------    --------
Net income.......................................  $ 15,439    $ 22,071    $ 12,452
                                                   ========    ========    ========
Comprehensive Income:
  Foreign currency translation...................        63         (21)          4
                                                   --------    --------    --------
Comprehensive Income.............................  $ 15,502    $ 22,050    $ 12,456
                                                   ========    ========    ========
Net income per share:
     Basic.......................................  $    .34    $    .55    $    .35
                                                   ========    ========    ========
     Diluted.....................................  $    .33    $    .52    $    .34
                                                   ========    ========    ========
Weighted average shares:
     Basic.......................................    45,410      40,471      35,312
                                                   ========    ========    ========
     Diluted.....................................    47,318      42,264      36,996
                                                   ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                         1998       1997      1996
                                                       --------   --------   -------
                                                                (IN 000'S)
Cash flows from operating activities:
  Net income.........................................  $ 15,439   $ 22,071   $12,452
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...................     9,507      5,794     3,238
     Provision for losses on accounts and notes
       receivable....................................     4,049      4,271     2,815
     Deferred taxes..................................    (2,742)      (891)     (742)
     Profit Sharing Plan stock contributions.........        --         --        14
     Loss on asset sales/disposals...................     1,604         --        18
  (Increase) decrease in operating assets:
     Trade receivables, net..........................   (33,464)   (34,921)  (24,241)
     Notes receivable from franchisees...............        82        155      (111)
     Prepaid expenses and other current assets.......    (1,108)    (1,037)     (758)
     Other assets, net...............................    (5,833)    (2,487)       (7)
  Increase (decrease) in operating liabilities:
     Accounts payable and other accrued
       liabilities...................................     1,229      2,512     1,238
     Accrued payroll costs...........................    12,932     13,048     4,385
     Accrued merger, restructuring, and integration
       expense.......................................     4,931
     Income taxes payable............................        29      4,621       520
     Other long-term liabilities.....................     4,284      1,201       642
                                                       --------   --------   -------
          Cash provided by (used in) operating
            activities                                   10,939     14,337      (537)
                                                       --------   --------   -------
Cash flows from investing activities:
     Capital expenditures............................   (11,820)    (6,690)   (9,709)
     Acquisitions, net of cash acquired..............   (23,593)   (52,127)  (11,254)
     Proceeds from sale of furniture and equipment...        --      1,706       354
     Proceeds from the sale of short-term
       investments...................................        --        833     7,024
     Premiums paid for cash surrender value of life
       insurance policies............................    (3,292)    (1,485)     (382)
     Purchase of short-term investments..............   (10,047)    (1,906)       --
                                                       --------   --------   -------
          Cash used in investing activities             (48,752)   (59,669)  (13,967)
                                                       --------   --------   -------
Cash flows from financing activities:
     Payments on capital lease obligations...........      (787)      (535)     (703)
     Payments on notes payable to related parties....        --        (23)       (6)
     Payments on notes receivable from related
       parties.......................................       164         52       224
     Issuance of notes receivable from related
       parties.......................................      (746)      (600)     (520)
     Proceeds from issuance of common stock..........        --     86,515    71,322
     Proceeds from exercise of stock options.........     6,271      3,210       587
     Repurchase of treasury stock from Profit Sharing
       Plan..........................................        --         (1)       (8)
                                                       --------   --------   -------
          Cash provided by financing activities           4,902     88,618    70,896
                                                       --------   --------   -------
Increase(decrease) in cash and cash equivalents......   (32,911)    43,286    56,392
Cumulative translation adjustment....................        63        (21)        4
                                                       --------   --------   -------
Cash and cash equivalents at beginning of year.......   101,669     58,404     2,008
                                                       --------   --------   -------
Cash and cash equivalents at end of year.............  $ 68,821   $101,669   $58,404
                                                       ========   ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (IN 000'S)

                                                              SHARES     AMOUNT
                                                             --------   --------
COMMON STOCK:

Balance at December 31, 1995...............................    28,051   $    280
Issuance of common stock...................................     6,223         62
Exercise of stock options..................................       361          4
                                                             --------   --------
Balance at December 31, 1996...............................    34,635        346
Issuance of common stock...................................     4,577         46
3-for-2 stock split........................................     5,184         52
Exercise of stock options..................................     1,079         11
                                                             --------   --------
Balance at December 31, 1997...............................    45,475        455
Exercise of stock options..................................       933          9
                                                             --------   --------
Balance at December 31, 1998...............................    46,408   $    464
                                                                        ========
ADDITIONAL PAID-IN CAPITAL:

Balance at December 31, 1995...............................             $ 14,790
Stock contribution to profit sharing plan..................                  (72)
Issuance of common stock...................................               71,251
Exercise of stock options..................................                  584
Tax benefit related to employee stock options..............                  629
                                                                        --------
Balance at December 31, 1996...............................               87,182
Issuance of common stock...................................               86,468
3-for-2 stock split........................................                  (52)
Exercise of stock options..................................                3,199
Tax benefit related to employee stock options..............                1,696
                                                                        --------
Balance at December 31, 1997...............................              178,493
Exercise of stock options..................................                6,262
Tax benefit related to employee stock options..............                  545
                                                                        --------
Balance at December 31, 1998...............................             $185,300
                                                                        ========
STOCK SUBSCRIPTIONS RECEIVABLE:

Balance at December 31, 1995...............................             $    (17)
Payments on stock subscriptions receivable.................                    4
                                                                        --------
Balance at December 31, 1996...............................                  (13)
Payments on stock subscriptions receivable.................                   13
                                                                        --------
Balance at December 31, 1997 and 1998......................             $     --
                                                                        ========
CUMULATIVE TRANSLATION ADJUSTMENT:

Balance at December 31, 1995...............................             $    (25)
Foreign Currency translation adjustment....................                    4
                                                                        --------
Balance at December 31, 1996...............................                  (21)
Foreign Currency translation adjustment....................                  (21)
                                                                        --------
Balance at December 31, 1997...............................                  (42)
Foreign Currency translation adjustment....................                   63
                                                                        --------

                                                              SHARES     AMOUNT
                                                             --------   --------
Balance at December 31, 1998...............................             $     21
                                                                        ========
RETAINED EARNINGS:

Balance at December 31, 1995...............................             $ 20,114
Stock contribution to profit sharing plan..................                   86
Net income.................................................               12,452
                                                                        --------
Balance at December 31, 1996...............................               32,652
Net income.................................................               22,071
                                                                        --------
Balance at December 31, 1997...............................               54,723
Net income.................................................               15,439
                                                                        --------
Balance at December 31, 1998...............................             $ 70,162
                                                                        ========
REACQUIRED SHARES:

Balance December 31, 1995..................................             $   (924)
Reacquired escrow shares...................................                   (1)
                                                                        --------
Balance at December 31, 1996, 1997, and 1998...............             $   (925)
                                                                        ========
TOTAL SHAREHOLDERS' EQUITY:

Balance at December 31, 1995...............................             $ 34,218
Issuance of common stock...................................               71,313
Net income.................................................               12,452
Stock contribution to profit sharing plan..................                   14
Exercise of stock options..................................                  588
Payments on stock subscriptions receivable.................                    4
Foreign currency translation...............................                    4
Reacquired escrow shares...................................                   (1)
Tax benefit related to employee stock options..............                  629
                                                                        --------
Balance at December 31, 1996...............................              119,221
Issuance of common stock...................................               86,514
Exercise of stock options..................................                3,210
Tax benefit related to employee stock options..............                1,696
Payments on stock subscriptions receivable.................                   13
Foreign currency translation...............................                  (21)
Net income.................................................               22,071
                                                                        --------
Balance at December 31, 1997...............................              232,704
Exercise of stock options..................................                6,271
Tax benefit related to employee stock options..............                  545
Foreign currency translation...............................                   63
Net income.................................................               15,439
                                                                        --------
Balance at December 31, 1998...............................             $255,022
                                                                        ========

The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN 000'S EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     ROMAC International, Inc. (the "Company") is a provider of professional and technical specialty staffing services in 89 offices in 46 markets in the United States. The Company provides its customers value-added staffing services in the following specialties: Information Technology, Finance and Accounting, Human Resources and Operating Specialties. The Company provides flexible staffing services on both a professional temporary and contract basis and provides search services on both a contingency and retained basis. The Company principally serves Fortune 1000 clients.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Romac International, Inc. and its subsidiaries. The Company completed its merger with Source Services Corporation ("Source") on April 20, 1998. The common stock of Source was converted to shares of the Company using a 1.1351 ratio. Source continues to operate as a separate division of the Company. This merger was accounted for under the pooling of interests method; accordingly, all historical results have been restated to reflect the merger. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

STOCK SPLIT/DIVIDEND

     The Company declared two-for-one stock splits effected as 100% stock dividends on its common stock on May 15, 1996 and October 3, 1997. All share-related data in these consolidated financial statements have been adjusted retroactively to give effect to these events as if they had occurred at the beginning of the earliest period presented. On October 21, 1997, Source declared a 3 for 2 stock split of its common stock. The stock split was in the form of a 50% stock dividend.

PUBLIC OFFERINGS

     The Company completed secondary offerings of 4,024 and 4,577 shares of common stock on June 4, 1996 and October 17, 1997, respectively. The proceeds of $47,232 and $86,515, respectively, net of underwriters' discounts and other offering costs, were being used to finance business acquisitions and to fund general working capital purposes.

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

                           ROMAC INTERNATIONAL, INC.

CASH AND CASH EQUIVALENTS

     The Company classifies all highly-liquid investments with an original maturity of three months or less as cash equivalents.

INVESTMENTS

     Investments in mutual funds and common stock have been classified as available for sale and, as a result, are stated at fair market value. Mutual funds available for current operations are classified in the balance sheet as short-term investments while investments in common stock are included in other assets. Unrealized holding gains and losses are included as a component of shareholders' equity until realized. At December 31, 1998 and 1997, there were no unrealized gains or losses.

FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases which range from 3 to 7 years.

REVENUE RECOGNITION

     Net service revenues consist of sales, net of credits and discounts. Romac recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. For the Source division, the search fee policy is that if an individual fails to continue employment for a period of time as specified the placement agreement, generally a thirty-to-ninety day period, the Company is not entitled to collect the search fee. Revenue from search fees is shown on the Consolidated Statement of Operations net of amounts written off for the adjustments due to placed candidates not remaining in employment for the guarantee period.

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

STOCK BASED COMPENSATION

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") during 1996. The Company

                           ROMAC INTERNATIONAL, INC.

has elected to continue accounting for stock based compensation under the intrinsic value method of accounting for stock based compensation as provided under APB No. 25 and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by SFAS 123.

SELF-INSURANCE

     The Company offers an employee benefit program with its Source division through September 30, 1998 and for all eligible employees effective October 1, 1998 for which it is self-insured for a portion of the cost. The Company is liable for claims up to $125 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using actuarial estimates to approximate the liability for reported claims and claims incurred but not reported.

FOREIGN CURRENCY TRANSLATION

     Foreign currency translation adjustments arise primarily from activities of the Company's Canadian operations. Results of operations are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting foreign currency translation adjustments are recorded in stockholders' equity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Reporting comprehensive income. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which will require Romac to disclose, in financial statement format, all non-owner changes in equity. Such changes include cumulative foreign currency translation adjustments and certain minimum pension liabilities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires presentation of prior period financial statements for comparability purposes. Romac adopted this standard during the year ended December 31, 1998 and adoption of this standard did not have a material impact on disclosure in Romac's financial statements.

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contractors (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the Statement of Financial Position and be measured at fair value. Romac does not believe adoption of this standard will have a material impact on the Company's financial performance or reporting and expects to adopt this standard during the year ended December 31, 2000.

                           ROMAC INTERNATIONAL, INC.

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

     Options to purchase 1,207 and 158 shares of common stock, for 1998 and 1997, respectively, at prices ranging from $24.125 to $30.063 per share in 1998 and $16.13 to $20.63 per share in 1997 were outstanding, but were not included in the computation of diluted earnings per share because the options were anti-dilutive. The options, which expire on various dates ranging from March 16, 2008 to July 24, 2008, were still outstanding at December 31, 1998.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year financial statements to conform with the 1998 presentation.

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

3.  FURNITURE AND EQUIPMENT

     Major classifications of furniture and equipment and related asset lives are summarized as follows:

                                                             DECEMBER 31,
                                                           -----------------
                                             USEFUL LIFE    1998      1997
                                             -----------   -------   -------
Furniture and equipment....................   5-7 years    $14,058   $10,726
Computer equipment.........................   3-5 years     16,450    15,638
Airplane...................................     5 years      1,746        --
Leasehold improvements.....................  lease term      1,559     1,125
                                                           -------   -------
                                                            33,813    27,489
Less accumulated depreciation and
  amortization.............................                 13,944    11,568
                                                           -------   -------
                                                           $19,869   $15,921
                                                           =======   =======

                           ROMAC INTERNATIONAL, INC.

     Included in computer equipment is approximately $2,600 subject to a noncancelable capital lease commitment with a three year term commencing on July 1, 1997.

4.  ACQUISITIONS

     Goodwill and intangible assets of $93,510 and $66,652 at December 31, 1998 and 1997, respectively, relate primarily to acquisitions made during 1997 and 1996.

     Goodwill is amortized on a straight-line basis over a fifteen to thirty year period and intangible assets are amortized over the life of the employment agreement (five to eight years). Management periodically reviews the potential impairment of goodwill in order to determine the proper carrying value of goodwill as of each balance sheet date presented. Goodwill amortization expense of $3,212, $1,469 and $653 was recorded for the years ended December 31, 1998, 1997 and 1996, respectively.

SETTLEMENT OF EARNOUT PROVISIONS

     There were no purchased acquisitions by the Company during the year ended December 31, 1998. However, the Company settled the earnouts on certain acquisitions during 1998 and 1997 for $12,900 and $5,600, respectively (see Note
9). During 1998, approximately $17,100 was paid as additional purchase price related to prior acquisitions. These amounts have been recorded as additional purchase price consideration and are included in goodwill.

FOR THE YEAR ENDED DECEMBER 31, 1997

     In January 1997, the Company acquired substantially all of the assets of Career Enhancement International of Massachusetts (CEIM), a provider of permanent placement and contract services for information technology personnel. The purchase price was approximately $4,400, subject to adjustment upon attainment of certain operating results.

     In March 1997, the Company acquired all of the outstanding capital stock of Professional Application Resources Incorporated (PAR), a provider of information technology contract personnel. The purchase price was approximately $4,700.

     In September 1997, the Company acquired all of the outstanding capital stock of Uni*Quality Systems Solutions, Inc. (UQ), a provider of contract services for information technology personnel. The purchase price was approximately $19,600, subject to adjustment upon attainment of certain operating results. Also in September 1997, the Company acquired substantially all of the assets of Sequent Associates, Inc. (Sequent), a provider of supplemental contract personnel staffing specializing in information technology and engineering professionals. The purchase price was approximately $20,300, subject to adjustment upon attainment of certain operating results.

     In November 1997, the Company acquired the fixed assets of DP Specialists of Colorado, Inc. (DPSE), a provider of permanent placement and staff augmentation contract services for information technology personnel. The purchase price, including a non-compete agreement, was approximately $3,300.

                           ROMAC INTERNATIONAL, INC.

     In December 1997, the Company acquired substantially all of the assets of The Center For Recruiting Effectiveness, Inc. (CRE), a provider of human resources personnel on a permanent and contract basis. The purchase price was approximately $2,100, subject to adjustment upon attainment of certain operating results.

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

     The Company has accounted for all acquisitions except for the Source transaction using the purchase method of accounting. The results of these purchased companies' operations have been included with those of the Company from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of the beginning of 1996. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transaction had occurred on the dates indicated or the expected financial position or results of operations in the future.

                                                                1997          1996
                                                             -----------   -----------
                                                             (UNAUDITED)   (UNAUDITED)
Net service revenue........................................   $514,850      $355,281
Gross profit...............................................    235,067       171,116
Income before income taxes.................................     37,793        20,584
Net income.................................................     22,060        12,094
Earnings per share -- basic................................   $    .55      $    .34
                   -- diluted............................     $    .52      $    .33

                           ROMAC INTERNATIONAL, INC.

5.  OTHER ASSETS

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
Cash surrender value of life insurance policies.............  $ 5,572   $2,280
Capitalized software, net of amortization...................    7,128    1,900
Other.......................................................    1,303      698
                                                              -------   ------
                                                              $14,003   $4,878
                                                              =======   ======

     The cash surrender value of life insurance policies relates to policies maintained on key employees used to fund deferred compensation agreements with a cash surrender value of $5,114 and $1,872 at December 31, 1998 and 1997, respectively, and key man life insurance on officers with a cash surrender value of $458 and $408 at December 31, 1998 and 1997, respectively.

     During 1997, the Company began the development and implementation of new computer software to enhance performance of the accounting and operation systems. Direct internal and external costs subsequent to the preliminary stage of this project are being capitalized and classified as other assets. Capitalized software development costs were $7,128 and $1,900 at December 31, 1998 and 1997, respectively. Capitalized software development costs are amortized over the estimated useful life of the software using the straight-line method.

6.  LINE OF CREDIT AND CAPITAL LEASE OBLIGATION

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Obligation under capital lease with quarterly payments of
  principal and interest at 8.3% through June 2000..........  $1,204   $1,991
Less current maturities.....................................     743      731
                                                              ------   ------
                                                              $  461   $1,260
                                                              ======   ======

     Future minimum lease payments under capital lease obligations are $782 and $478 for 1999 and 2000, respectively.

     The Company has an unsecured line of credit agreement that provides for up to $30,000 of working capital to the Company for general corporate purposes. This agreement matures on March 31, 2000 and bears interest at up to 150 basis points above the average rate at which deposits in U.S. dollars were offered in the London interbank market (LIBOR). This agreement contains restrictive covenants which require the maintenance of certain financial ratios. No amounts were outstanding on any of these lines of credit at December 31, 1998 or 1997.

                           ROMAC INTERNATIONAL, INC.

7.  MERGER, RESTRUCTURING, AND INTEGRATION EXPENSES

     In connection with the Source merger, $26,122 of one-time merger, restructuring, and integration related expenses have been identified and recorded. This charge included direct merger costs of approximately $8,265, which consisted of professional fees and other transaction costs associated with the merger, approximately $4,606 of severance and other termination-related costs to be incurred in connection with anticipated staff reductions, $5,885 costs in connection with consolidation of certain office facilities and related equipment, and approximately $7,366 in other merger and integration related expenses.

     At December 31, 1998, the remaining accrued expenses reserve balance associated with the above charge were $4,931 of which approximately $2,744 related to severance and other termination-related costs, approximately $1,631 related to the consolidation of certain office facilities and related equipment and approximately $556 related to other merger and integration related expenses.

8.  INCOME TAXES

     The provision for income taxes consists of the following:

                                               YEARS ENDED DECEMBER 31,
                                              --------------------------
                                               1998      1997      1996
                                              -------   -------   ------
Current:
  Federal...................................  $19,156   $13,156   $7,313
  State.....................................    4,294     3,281    2,186
  Deferred..................................   (2,742)     (892)    (793)
                                              -------   -------   ------
                                              $20,708   $15,545   $8,706
                                              =======   =======   ======

     The provision for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                      ------------------
                                                      1998   1997   1996
                                                      ----   ----   ----
                                                       %      %      %
Federal income tax rate.............................  35.0   35.0   34.0
State income taxes, net of federal tax benefit......   5.0    5.5    6.0
Non-deductible items................................  16.1    1.0    1.1
Goodwill amortization...............................   1.2     .3     --
Other...............................................    --    (.5)    --
                                                      ----   ----   ----
Effective tax rate..................................  57.3   41.3   41.1

     Nondeductible items consist primarily of the direct costs of the Source merger and the portion of meals and entertainment expenses which are not deductible for tax purposes.

                           ROMAC INTERNATIONAL, INC.

     Deferred income tax assets and liabilities shown on the balance sheet are comprised of the following:

                                                        DECEMBER 31,
                                                      -----------------
                                                       1998      1997
                                                      -------   -------
Deferred taxes, current:
  Assets
     Allowance for bad debts........................  $ 2,270   $ 2,208
     Accrued liabilities............................    3,432       933
                                                      -------   -------
     Net deferred tax asset, current................  $ 5,702   $ 3,141
                                                      =======   =======
Deferred taxes, non-current:
  Assets
     Deferred compensation..........................  $ 2,710   $   979
     Deferred rent..................................       --        78
                                                      -------   -------
                                                        2,710     1,057
  Liabilities
     Depreciation and amortization..................   (2,806)   (1,334)
                                                      -------   -------
     Net deferred tax liability, non-current........  $   (96)  $  (277)
                                                      =======   =======

     A valuation allowance on the deferred tax assets has not been recorded due to the presence of taxable income in years available for carryback.

9.  RELATED PARTIES

RECEIVABLES FROM RELATED PARTIES

     Receivables from related parties are summarized as follows:

                                                         DECEMBER 31,
                                                        ---------------
                                                         1998     1997
                                                        ------   ------
Receivables from officers and shareholders............  $1,644   $1,136
Other related party receivables.......................     461      387
                                                        ------   ------
                                                         2,105    1,523
Less current maturities...............................     384      233
                                                        ------   ------
                                                        $1,721   $1,290
                                                        ======   ======

     Receivables from officers and shareholders include non interest bearing receivables for premiums paid on split dollar life insurance policies. Repayment terms on the remaining unsecured receivables range from one to two years at rates of 8% to 9%.

                           ROMAC INTERNATIONAL, INC.

PAYABLES TO RELATED PARTIES

     Notes payable to related parties include the following:

                                                          DECEMBER 31,
                                                        ----------------
                                                         1998      1997
                                                        -------   ------
Notes payable due in annual installments through March
  2000 relating to contingent purchase price
  adjustments on previous acquisitions (see Note 4)...  $12,144   $5,640
Less current maturities...............................   10,144    4,265
                                                        -------   ------
                                                        $ 2,000   $1,375
                                                        =======   ======

RELATED PARTY TRANSACTIONS

     During 1998, the Company purchased an airplane at cost for $1,746 from Shepherd's View Ranch Aircraft Charter Company, which is 100% owned by the Chairman of the Board. The Company also had a consulting agreement with a company affiliated with one of its outside board members. Services under this agreement were completed by December 1998 at an aggregate cost of approximately $187. The Company has operating leases with related parties as discussed in Note 12.

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

     Prior to the merger, Source had merged its profit sharing plan and 401(k) plan ("Source plan") effective October 1, 1997. The Source plan covered all active participants who were participating in either the previous 401(k) plan or profit sharing plan or those employees who met the Source Plan's requirements for eligibility. This plan was merged into Romac's 401(k) plan ("the Plan") effective June 20, 1998. At December 31, 1998 and 1997, the Plan held 2,303 and 3,469, respectively, of stock and the shares held by the Plan represented approximately 5.0% and 7.6 %, respectively of the Company's outstanding shares. Employer contributions to 401(k) plan totaled $1,609, $2,084, and $1,648 in 1998, 1997 and 1996, respectively.

     Prior to their mergers into the Company, certain franchisees had separate qualified defined contribution 401(k) plans covering substantially all full-time employees of the subsidiaries. No employer matching contributions were made for these plans for the years ended December 31, 1998, 1997 and 1996. Employees of these franchisees are now covered under the Company's plan described above.

                           ROMAC INTERNATIONAL, INC.

EMPLOYEE STOCK PURCHASE PLAN

     During 1996, Source enacted an Employee Stock Purchase Plan. This plan allows employees to purchase stock at the current market price through payroll deductions, without paying commissions on purchases. Currently, only the Source employees hired prior to April 20, 1998 are eligible to participate in the Employee Stock Purchase Plan. There was no waiting period for enrollment prior to April 20, 1998.

DEFERRED COMPENSATION PLAN

     The Company has a non-qualified deferred compensation plan pursuant to which eligible officers and highly compensated key employees may elect to defer part of their compensation to later years. The Company accrues interest and discretionary Company matching contributions. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment, and at December 31, 1998 and 1997, aggregated $6,773 and $2,278, respectively. The Company has insured the lives of the participants in the deferred compensation program to assist in the funding of the deferred compensation liability. The cash surrender value of these Company-owned life insurance policies of $5,114 and $1,872, at December 31, 1998 and 1997, respectively, is included in other assets. Compensation expense of $825, $234 and $28 was recognized for the plan for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Total premiums paid to date of $1,298 and $916 are included in related party receivables for the year ended December 31, 1998 and 1997, respectively.

11.  STOCK OPTION PLANS

     During 1994, the Company established an employee incentive stock option plan which authorized the issuance of options to purchase common stock to employees. During 1996, this plan was amended to increase the number of shares of common stock that may be issued under the plan to 6,000 to allow persons other than employees to participate in the plan, to allow incentives in the form of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock to be awarded under the plan, and to effect a change in the plan name to the Romac International, Inc. Stock Incentive Plan. During 1997, the Plan

                           ROMAC INTERNATIONAL, INC.

was amended to increase the number of shares of common stock that may be issued under the Plan to 9,000.

     During 1995, the Company established a non-employee director stock option plan which authorized the issue of options to purchase common stock to non-employee directors. The maximum number of shares of common stock that can be issued under this plan is 400.

     Prior to the merger, Source had an incentive stock option plan for eligible employees of Source and a non employee director option plan. Effective with the merger, all stock options previously granted and outstanding under these plans were exchanged for approximately 638 of the Company's stock options.

     A summary of the Company's stock option activity is as follows:

                                          NON-                WEIGHTED     WEIGHTED
                         EMPLOYEE       EMPLOYEE               AVERAGE     AVERAGE
                        INCENTIVE       DIRECTOR              EXERCISE    FAIR VALUE
                       STOCK OPTION   STOCK OPTION            PRICE PER   OF OPTIONS
                           PLAN           PLAN       TOTAL      SHARE      GRANTED
                       ------------   ------------   ------   ---------   ----------
Outstanding as of
  December 31, 1995..      2,193           80         2,273    $ 2.38
  Granted............      2,539           40         2,579    $10.96       $ 4.25
  Exercised..........       (311)          --          (311)   $ 1.66
  Forfeited..........       (122)          --          (122)   $ 8.25
                          ------          ---        ------
Outstanding as of
  December 31, 1996..      4,299          120         4,419    $ 6.74
  Granted............      1,279           71         1,350    $13.05       $ 5.88
  Exercised..........     (1,078)          --        (1,078)   $ 2.98
  Forfeited..........       (304)          --          (304)   $10.91
                          ------          ---        ------
Outstanding as of
  December 31, 1997..      4,196          191         4,387    $ 9.36
  Granted............      1,899          101         2,000    $25.71       $10.86
  Exercised..........       (933)          --          (933)   $ 6.75
  Forfeited..........       (587)          --          (587)   $15.54
                          ------          ---        ------
Outstanding as of
  December 31, 1998..      4,575          292         4,867    $15.84
                          ======          ===        ======    ======
  Exercisable at
     December 31:
     1998............      1,497           35         1,532
     1999............      1,498           45         1,543
     2000............      1,277           53         1,330
     2001............        424           41           465
     2002............         32            4            36

                           ROMAC INTERNATIONAL, INC.

     Options granted during each of the three years ended December 31, 1998 have vesting requirements ranging from one to seven years. Options expire at the end of ten years from the date of grant.

     The following table summarizes information about employee and director stock options :

                                                 OPTIONS OUTSTANDING
                                      -----------------------------------------
                                                         WEIGHTED
                                          NUMBER         AVERAGE      WEIGHTED
                                      OUTSTANDING AT    REMAINING      AVERAGE
                                       DECEMBER 31,    CONTRACTUAL    EXERCISE
      RANGE OF EXERCISE PRICES        1998 (SHARES)    LIFE (YEARS)   PRICE ($)
      ------------------------        --------------   ------------   ---------
$98-$1.49...........................        190               5.9      $ 1.36
$4.188-$8.845.......................        993               7.2      $ 6.15
$9.565-$12.180......................      1,099               7.8      $11.30
$12.875-$18.06......................        682               8.4      $13.78
$18.938-$24.375.....................        699               9.1      $22.27
$26.125-$31.50......................      1,204               9.4      $27.65
                                          -----                        ------
                                          4,867
                                          =====

                                                     OPTIONS EXERCISABLE
                                                  --------------------------
                                                      NUMBER       WEIGHTED
                                                  EXERCISABLE AT    AVERAGE
                                                   DECEMBER 31,    EXERCISE
            RANGE OF EXERCISE PRICES              1998 (SHARES)    PRICE ($)
            ------------------------              --------------   ---------
$.98-1.49.......................................        173         $ 1.36
$4.188-$8.845...................................        569         $ 5.32
$9.565-$12.180..................................        533         $11.40
$12.875-$18.06..................................        170         $14.60
$18.938-$24.315.................................         10         $20.84
                                                      -----
                                                      1,455
                                                      =====

     Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net income and net income per share would have been as follows:

                                                   YEARS ENDED
                                                  DECEMBER 31,
                                          -----------------------------
                                           1998       1997       1996
                                          -------    -------    -------
Net income:
  As Reported...........................  $15,439    $22,071    $12,452
     Compensation expense per SFAS
       123..............................   (6,100)    (3,786)    (1,035)
     Tax benefit, pro forma.............      532        456        314
                                          -------    -------    -------
                                          $ 9,871    $18,741    $11,731
                                          =======    =======    =======

Net income per share:
  Basic:
     As Reported........................  $   .34    $   .55    $   .35

                           ROMAC INTERNATIONAL, INC.


Pro forma...............................    .22        .46      .33
  Diluted:
     As reported........................  $ .33      $ .52      .34
     Pro forma                              .21        .44       32

     The fair value of each option is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for all three periods; risk-free interest rates of 4.77%-5.71% for options granted during the year ended December 31, 1998, 5.85%-7.03% for options granted during the year ended December 31, 1997 and 5.95%-7.99% for options granted during the year ended December 31, 1996; a weighted average expected option term of 4-7 years for 1998 and 4-10 years for 1997; and 3-10 years for 1996; and a volatility factor of 40.69% for 1998; 35.12% for 1997; and 34.35% for 1996.

     Tax benefits resulting from the disqualifying dispositions of shares acquired under the Company's employee incentive stock option plan reduced taxes currently payable by $545 and $1,696 in 1998 and 1997, respectively. These tax benefits are credited to additional paid-in-capital.

12.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases office space for use as its headquarters under an operating lease with monthly payments of $31 expiring in 2001 from a related party. The Company also leases office space for Romac Portland from a related party at an annual rental of $74 subject to adjustment as defined through December 31, 2000. The Company leases other space and various equipment under operating leases expiring at various dates with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

     Future minimum lease payments under operating leases are summarized as follows: 1999, $8,314; 2000, $9,399; 2001, $6,477; 2002, $2,983, $5,371
thereafter.

     Rental expense under all operating leases was $10,226, $7,155 and $5,311 for 1998, 1997 and 1996, respectively.

NONCANCELLABLE PROCESSING COMMITMENT

     The Company has an agreement with a third party processor ("Processor") who provides certain services for some of the Company's franchised and licensed temporary placement operations; the cost of such services is a percentage of gross billings as defined within the agreement. Pursuant to certain contract termination provisions, the Company would be required to pay $500 in the event of termination of such agreement. The agreement continues in effect until the aggregate of all amounts actually collected and paid to the Processor from September 1, 1985 exceeds $5,000. The cumulative amounts processed were $4,482, $4,373 and $4,279 as of December 31, 1998, 1997 and 1996, respectively.

                           ROMAC INTERNATIONAL, INC.

LITIGATION

     The Company is involved in litigation in the ordinary course of business which will not, in the opinion of management, have a material effect on the results of operations or financial condition of the Company.

EMPLOYMENT AGREEMENTS

     During 1996 and 1997, the Company entered into employment agreements with certain executive officers which provide for minimum compensation and salary and certain benefit continuation for a two year period under certain circumstances. The agreements also provide for a payment of amounts two times their annual salary if a change in control (as defined) of the Company occurs and include a covenant against competition with the Company which extends for one year after termination for any reason. The Company's liability at December 31, 1998 would be approximately $1,600 in the event of a change in control or if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts.

13.  SUPPLEMENTAL CASH FLOWS INFORMATION

     The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                               YEARS ENDED DECEMBER 31,
                                              --------------------------
                                               1998      1997      1996
                                              -------   -------   ------
Notes payable issued in settlement of
  contingent purchase price of previous
  Acquisitions..............................  $11,100   $ 5,640   $   --
Capital lease transaction...................  $    --   $ 2,526   $   --
Cash paid during the year for:
  Interest..................................  $   216   $   308   $  152
  Income taxes..............................  $19,905   $12,862   $8,652

14.  SEGMENT ANALYSIS (UNAUDITED)

     In 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach of determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Beginning in 1997, Romac revised its organizational structure to provide internal reporting following its four functional service offerings, including: Information Technology, Finance and Accounting, Human Resources and Operating Specialties.

                           ROMAC INTERNATIONAL, INC.

     The Company only generates information on sales and gross profit on a functional basis, as such; asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the US.

     Information concerning operations in these segments of business is as follows:

                                INFORMATION   FINANCE &      HUMAN     OPERATING
                                TECHNOLOGY    ACCOUNTING   RESOURCES   SPECIALTY    TOTAL
                                -----------   ----------   ---------   ---------   --------
1998
  Sales.......................   $431,921      $191,086     $17,575     $39,504    $680,086
  Gross Profit................    169,429       104,765       5,672      11,715     291,581
1997
  Sales.......................    296,914       154,594      11,524      16,711     479,743
  Gross Profit*...............
1996
  Sales.......................    167,078       124,407       6,802       3,301     301,588
  Gross Profit*...............

     * Due to the Company's 1998 merger with Source Services and due to the fiscal 1997 change to a functional based organization, it is impracticable to recreate comparable data for this period.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       QUARTER ENDED
                                         -----------------------------------------
                                          MAR 31     JUN 30    SEPT 30     DEC 31
                                         --------   --------   --------   --------
Fiscal 1998
  Net service revenues.................  $155,402   $166,321   $174,361   $184,002
  Gross profit.........................    67,101     72,984     74,179     77,317
  Net income (loss)....................     6,249     (3,688)     6,192      6,686
  Net income (loss) per share-basic....  $    .14   ($   .08)  $    .14   $    .15
  Net income (loss) per
     share-diluted.....................  $    .13   ($   .08)  $    .13   $    .15
                                         ========   ========   ========   ========
Fiscal 1997
  Net service revenues.................  $100,344   $110,609   $122,326   $146,464
  Gross profit.........................    47,904     52,386     57,522     67,799
  Net income...........................     3,920      4,867      5,995      7,289
  Net income per share-basic...........  $    .10   $    .12   $    .15   $    .17
  Net income per share-diluted.........  $    .09   $    .12   $    .14   $    .17

16.  SUBSEQUENT EVENT (UNAUDITED)

     On March 11, 1999, the Board of Directors authorized the repurchase of up to $50,000 of its common stock on the open market, from time to time, depending on market conditions.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

                                 EXHIBIT INDEX

SEQUENTIAL
EXHIBIT NO.                           DESCRIPTION                             PAGE
-----------                           -----------                             ----
    2.1       Agreement and Plan of Merger, dated February 1, 1998 between
              Romac International, Inc. and Source Services Corporation(2)
    2.2       Amendment Number 1 to the Agreement and Plan of Merger,
              dated February 11, 1998, between Romac International, Inc.
              and Source Services Corporation(3)
    2.3       Amendment No. 2 to the Agreement and Plan of Merger, dated
              April 17, 1998, between Romac International, Inc. and Source
              Services Corporation(4)
    2.4       Asset Purchase Agreement, effective September 1, 1997,
              between Romac International Inc. and the Sellers of Sequent
              Associates, Inc.(5)
    2.5       Stock Purchase Agreement, dated September 5, 1997, between
              Romac International Inc. and the Sellers of Uni*Quality
              Systems Solutions, Inc.(6)
    3.1       Amended and Restated Articles of Incorporation(1)
    3.2       Amended and Restated Bylaws(1)
    4.1       $30,000,000 Revolving Line of Credit Agreement between
              NationsBank, National Association and Romac International,
              Inc. dated September 11, 1997(7)
    4.2       Rights Agreement, dated October 28, 1998, between Romac
              International, Inc. and State Street Bank and Trust Company
              as Rights Agent(8)
   10.1       Employment Agreement, dated as of March 1, 1997, between the
              Company and David L. Dunkel(9)
   10.2       Employment Agreement, dated as of March 1, 1997, between the
              Company and Howard W. Sutter(9)
   10.3       Employment Agreement, dated as of March 1, 1997, between the
              Company and Peter Dominici(9)
   21.1       List of subsidiaries of the Company
   23.1       Consent of PricewaterhouseCoopers LLP
   27.1       Financial Data Schedule (for SEC use only)

-------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), dated February 2, 1998.

(3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), dated February 19, 1998.

(4) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), dated April 20, 1998.

(5) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), dated October 9, 1997.

(6) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), dated September 22, 1997.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-26058), filed March 17, 1998.

(8) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), dated October 29, 1998.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-26058), filed March 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ROMAC INTERNATIONAL, INC.

Date: March 30, 1999                          By:    /s/ DAVID L. DUNKEL
                                                --------------------------------
                                                        David L. Dunkel
                                                     Chairman of the Board,
                                                  Chief Executive Officer and
                                                             Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 1999                  By: /s/ HOWARD W. SUTTER
                        ----------------------------------------------------
                                          Howard W. Sutter
                                    Vice President and Director

Date: March 30, 1999                    By: /s/ KARL VOEGLER
                        ----------------------------------------------------
                                            Karl Voegler
                                              Director

Date: March 30, 1999                   By: /s/ PETER DOMINICI
                        ----------------------------------------------------
                                           Peter Dominici
                         Vice President, Treasurer, Interim Chief Financial
                                              Officer

Date: March 30, 1999                By: /s/ RICHARD M. COCCHIARO
                        ----------------------------------------------------
                                        Richard M. Cocchiaro
                                    Vice President and Director

Date: March 30, 1999                    By: W.R. CAREY, JR.
                        ----------------------------------------------------
                                          W.R. Carey, Jr.
                                              Director

Date: March 30, 1999                  By: /s/ GORDON TUNSTALL
                        ----------------------------------------------------
                                          Gordon Tunstall
                                              Director

Date: March 30, 1999                  By: /s/ DAVID L. DUNKEL
                        ----------------------------------------------------
                                Director and Chief Executive Officer

Date: March 30, 1999                    By: /s/ JAMES SWARTZ
                        ----------------------------------------------------
                          President, Chief Operating Officer and Director

Date: March 30, 1999                     By: TODD MANSFIELD
                        ----------------------------------------------------
                                              Director

Date: March 30, 1999                    By: /s/ WAYNE EMIGH
                        ----------------------------------------------------
                                              Director

Date: March 30, 1999                    By: /s/ JOHN ALLRED
                        ----------------------------------------------------
                                              Director

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Romac International, Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 26, 1999 appearing in this Form 10-K of Romac International, Inc. also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Tampa, Florida
February 26, 1999

(B)  FINANCIAL STATEMENT SCHEDULES

     Consolidated financial statement schedule for the three years ended December 31, 1998

          Schedule II -- Valuation and qualifying accounts

     All other schedules are omitted because they are not applicable or the requested information is shown in the Financial Statements of the Registrant or Notes thereto.

                                                                     SCHEDULE II

                           ROMAC INTERNATIONAL, INC.

                            VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES
                             SUPPLEMENTAL SCHEDULE

       COLUMN A            COLUMN B             COLUMN C            COLUMN D      COLUMN E
       --------          -------------   -----------------------   ----------   -------------
                                         CHARGED TO   CHARGED TO
                          BALANCE AT     COSTS AND      OTHER                    BALANCE AT
      DESCRIPTION        BEGINNING OF     EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
      -----------        -------------   ----------   ----------   ----------   -------------
Allowance Reserve......  1996   $1,980     $2,815                    $1,588        $3,207
                         1997    3,207      4,271                     2,055         5,423
                         1998    5,423      4,049                     3,710         5,762