Form 10-Q
period 1999-03-31
ROMAC INTERNATIONAL INC
filed 1999-05-17
CIK 930420

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

                 For the quarterly period ended March 31, 1999

                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from _______ to _______


                         ------------------------------


                         Commission file number 0-26058

                           ROMAC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             FLORIDA                                            59-3264661
             -------                                            ----------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)


           120 WEST HYDE PARK PLACE
                  SUITE 150
               TAMPA, FLORIDA                                     33606
---------------------------------------                         ----------
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


         As of May 14, 1999, the registrant had 46,519,566 shares of common stock, $.01 par value per share, issued and outstanding.


================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           ROMAC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                    (UNAUDITED)

                                    Assets:
Current Assets:
Cash and cash equivalents                                                            $  40,783          $  68,821
Short-term investments                                                                      --             12,000
Trade receivables, net of allowance for doubtful accounts of $4,725
    and $5,762 respectively                                                            128,126            114,144
Notes receivable from franchisees, current                                                  31                 31
Receivables from related parties, current                                                  379                384
Deferred tax asset, current                                                              5,702              5,702
Prepaid expenses and other current assets                                                4,013              3,627
                                                                                     ---------          ---------
Total current assets                                                                   179,034            204,709

Receivables from related parties, less current portion                                   1,920              1,721
Furniture and equipment, net                                                            22,278             19,869
Goodwill, net of accumulated amortization of $6,569 and $5,790, respectively            96,719             93,510
Other assets, net                                                                       15,643             14,003
                                                                                     ---------          ---------
Total assets                                                                         $ 315,594          $ 333,812
                                                                                     =========          =========

                     Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                                       $   9,811          $   9,260
Accrued payroll costs                                                                   24,496             41,070
Income taxes payable                                                                     6,126              3,213
Current portion of capital lease obligations                                               743                743
Current portion of payables to related parties                                           5,588             10,144
Accrued merger and integration expenses                                                  2,381              4,931
                                                                                     ---------          ---------
Total current liabilities                                                               49,145             69,361
Capital lease obligations, less current portion                                            236                461
Deferred tax liability, non current                                                         96                 96
Payables to related parties, less current portion                                        2,000              2,000
Other long-term liabilities, less current portion                                        7,935              6,872
                                                                                     ---------          ---------
Total liabilities                                                                       59,412             78,790
                                                                                     ---------          ---------
Commitments and contingencies                                                               --                 --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized,
    none issued and outstanding                                                             --                 --
Common stock, par value $.01; 250,000 shares authorized,
    46,597 and 46,408 issued and outstanding, respectively                                 466                464
Additional paid-in-capital                                                             185,995            185,300
Retained earnings                                                                       79,290             70,162
Cumulative translation adjustment                                                           21                 21
Less reacquired stock at cost; 1,829 and 677 shares, respectively                       (9,590)              (925)
                                                                                     ---------          ---------
Total shareholders' equity                                                             256,182            255,022
                                                                                     ---------          ---------
Total liabilities and shareholders' equity                                           $ 315,594          $ 333,812
                                                                                     =========          =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (AMOUNTS IN THOUSANDS, EXCEPT
                               PER SHARE AMOUNTS)


                                                                                          THREE MONTHS ENDED
                                                                                    ------------------------------
                                                                                      MARCH 31,          MARCH 31,
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                    (UNAUDITED)        (UNAUDITED)

Net service revenues                                                                  $184,095           $155,402
Direct costs of service                                                                105,263             88,301
                                                                                      --------           --------

Gross profit                                                                            78,832             67,101

Selling, general and administrative expenses                                            61,558             53,832
Depreciation and amortization expense                                                    2,436              2,012
Merger and acquisition related expenses                                                     --              1,745
Other (income) expense                                                                    (765)            (1,333)
                                                                                      --------
Income before income taxes                                                              15,603             10,845

Provision for income taxes                                                               6,475              4,596
                                                                                      --------           --------

Net income and Comprehensive income                                                   $  9,128           $  6,249
                                                                                      ========           ========

Net income per share- Basic                                                           $   0.20           $   0.14
                                                                                      ========           ========

Weighted average shares outstanding- Basic                                              45,701             44,985
                                                                                      ========           ========


Net income per share- Diluted                                                         $   0.20           $   0.13
                                                                                      ========           ========

Weighted average shares outstanding- Diluted                                            46,492             47,180
                                                                                      ========           ========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                                          THREE MONTHS ENDED
                                                                                    -------------------------------
                                                                                      MARCH 31,          MARCH 31,
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                    (UNAUDITED)        (UNAUDITED)

Cash flows from operating activities:
Net income                                                                            $  9,128           $  6,249
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization                                                            2,436              2,012
Provision for losses on accounts and notes receivable                                      356                401
Deferred taxes                                                                              --                (79)
(Increase) decrease in operating assets:
Trade receivables, net                                                                 (14,338)           (14,347)
Notes receivable from franchisees                                                           29                 --
Prepaid expenses and other current assets                                                 (386)              (907)
Other assets, net                                                                         (191)              (970)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities                                          (1,961)               806
Accrued merger, restructuring, and integration expense                                  (2,550)                --
Accrued payroll costs                                                                  (16,574)               947
Income taxes payable                                                                     2,913              2,982
Other long-term liabilities                                                              1,063                394
                                                                                      --------           --------

Cash (used in) provided by operating activities                                        (20,104)            (2,483)
                                                                                      --------           --------

Cash flows from investing activities:
Capital expenditures                                                                    (4,067)            (1,621)
Acquisitions, net of cash acquired                                                      (8,543)            (4,653)
Proceeds from the sale of short-term investments                                        12,000              1,868
Premiums paid for cash surrender value of life insurance policies                       (1,449)              (440)
                                                                                      --------           --------
Cash (used in) provided by investing activities                                         (2,059)            (4,846)
                                                                                      --------           --------

Cash flows from financing activities:
Proceeds from bank line of credit                                                                             663
Payments on capital lease obligations                                                     (225)              (378)
Payments on notes receivable from related parties                                            6                 15
Repurchase of common stock                                                              (6,153)                --
Issuance of receivables from related parties                                              (200)                --
Proceeds from exercise of stock options                                                    697              1,354
                                                                                      --------           --------

Cash (used in) provided by financing activities                                         (5,875)             1,654
                                                                                      --------           --------

Decrease in cash and cash equivalents                                                  (28,038)            (5,675)
Cumulative translation adjustment                                                           --                 (5)
                                                                                      --------           --------
Cash and cash equivalents at beginning of period                                        68,821            101,669
                                                                                      --------           --------
Cash and cash equivalents at end of period                                            $ 40,783           $ 95,989
                                                                                      ========           ========

Supplemental Cash Flows Information

Cash paid during the period for:
Income Taxes                                                                          $  3,580           $  1,538



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                        Shares     Amounts

COMMON STOCK:

Balance at December 31, 1998                            46,408     $    464
Exercise of stock options                                  189            2
                                                        ------     --------
Balance at March 31, 1999                               46,597     $    466
                                                        ======     ========

ADDITIONAL PAID-IN CAPITAL:

Balance at December 31, 1998                                       $185,300
Exercise of stock options                                               695
                                                                   --------
Balance at March 31, 1999                                          $185,995
                                                                   ========

CUMULATIVE TRANSLATION ADJUSTMENT:
Balance at December 31, 1998 and March 31, 1999                    $     21
                                                                   ========

RETAINED EARNINGS:

Balance at December 31, 1998                                       $ 70,162
Net income                                                            9,128
                                                                   --------
Balance at March 31, 1999                                          $ 79,290
                                                                   ========

REACQUIRED STOCK:

Balance at December 31, 1998                                      ($    925)
Repurchase of common stock                                           (8,665)
                                                                  ---------
Balance at March 31, 1999                                         ($  9,590)
                                                                  =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Revenue Recognition. Net service revenues consist of sales, net of credits and discounts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. For Source, the search fee policy in 1998 was that if an individual fails to continue employment for a period of time as specified in the placement agreement, generally a thirty-to-ninety day period, the Company is not entitled to collect the search fee. During the first quarter of 1999, the Company changed its guarantee policy at its former Source operations. Revenue from search fees is shown on the Consolidated Statement of Operations net of amounts written off for the adjustments due to placed candidates not remaining in employment for the guarantee period.

         Cash and Cash Equivalents. The Company classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

         Self-insurance. The Company offers an employee benefit program with Source through September 30, 1998 and for all eligible employees effective October 1, 1998 for which it is self-insured for a portion of the cost. The Company is liable for claims up to $125 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using actuarial estimates to approximate the liability for reported claims and claims incurred but not reported.

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

         Earnings Per Share. Options to purchase 4,2800 shares of common stock were outstanding during the three months ended March 31, 1999, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

         Recently Issued Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contractors (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the Statement of Financial Position and be measured at fair value. The Company does not believe adoption of this standard will have a material impact on the Company's financial performance or reporting and expects to adopt this standard during the year ended December 31, 2000.

NOTE B -- MERGER, RESTRUCTURING, AND INTEGRATION EXPENSES

         In connection with the Source merger, one-time merger, restructuring, and integration related expenses were identified and recorded in 1998. As of March 31, 1999, the remaining accrued expenses reserve balance associated with the charge in 1998 were $2,381 of which $1,482 related to severance and other termination related costs to be incurred in connection with anticipated staff reductions, $805 costs in connection with consolidation of certain office facilities and related equipment, and approximately $94 related to other merger and integration related expenses.

NOTE C -- SEGMENT ANALYSIS

        In 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach of determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Beginning in 1997, the Company revised its organizational structure to provide internal reporting following its four functional service offerings, including: Information Technology, Finance and Accounting, Human Resources and Operating Specialities.

        The Company only generates information on sales and gross profit on a functional basis, as such; asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the US.


                    Information     Finance &          Human        Operating
                    Technology      Accounting       Resources      Specialty         TOTAL
                    -----------     ----------       ---------      ---------        --------
1999
  Sales              $116,035         $49,847         $4,592         $13,621         $184,095
  Gross Profit         44,732          27,606          1,399           5,095           78,832

1998
  Sales                99,423          45,540          4,399           6,040          155,402
  Gross Profit         39,682          23,854          1,233           2,332           67,101


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

         Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report which speak only as of the date of this report. The Company undertakes no obligation to publicly publish the results of any adjustments to these forward looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

Results of Operations

         The following table sets forth certain items in Romac's consolidated statement of operations, as a percentage of net service revenues, for the indicated periods:


                                                     Three months ended March 31,
                                                         1999           1998

Flexible billings                                        80.7%          79.2%
Search Fees                                              19.3           20.8
Net service revenues                                    100.0          100.0
Gross profit                                             42.8           43.2
Selling, general, and administrative expenses            33.4           34.6
Income before taxes                                       8.5            6.9
Net income                                                4.9%           4.0%



Results of Operations for each of the Three Months Ended March 31, 1999 and
1998.

         Net service revenues. Net service revenues increased 18.5% to $184.1 million for the three month period ending March 31, 1999 as compared to $155.4 million for the same period in 1998. These increases were comprised of a $25.6 million increase in Flexible Billings (Professional Temporary and Contract Services revenues combined) and a $3.1 million increase in Search fees for the three month period ending March 31, 1999, as described below.

         Flexible billings increased 20.8% to $148.6 million for the three month period ending March 31, 1999 as compared to $123.0 million for the same period in 1998. This increase is a result of an 11.6% increase in the number of hours billed and a 14.9% increase in average bill rate as compared to the same period in 1998.

         Search fees increased 9.6% to $35.5 million for the three month period ended March 31, 1999 compared to $32.4 million for the same period in 1998. This increase resulted primarily from an increase in the average fee for each placement made during the three month period ended March 31, 1999 as compared to the same period in 1998.

         Gross profit. Gross profit increased 17.4% to $78.8 million during the three month period ended March 31, 1999 as compared to $67.1 million for the same period in 1998. Gross profit as a percentage of net service revenues decreased to 42.8% for the three month period ending March 31, 1999 as compared to 43.2 % for the same period in 1998. This decrease was primarily the result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search, fees increased to 80.7% of the Company's total revenues for the three month period ending March 31, 1999 as compared to 79.2% for the same period in 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.5% to $61.6 million for the three month period ended March 31, 1999 as compared to $53.8 million for the same period in 1998. Selling, general and administrative expenses as a percentage of net service revenues decreased to 33.4 % for the three month period ended March 31, 1999 compared to 34.6% for the same period in 1998. This decrease in selling, general and administrative expense as a percentage of net service revenues resulted primarily from elimination of duplicate corporate functions in Dallas, Texas from the Source merger.

         Depreciation and amortization expense. Depreciation and amortization expense increased 20.0% to approximately $2.4 million for the three month period ended March 31, 1999 compared to approximately $2.0 million for the same period in 1998. Depreciation and amortization expense as a percentage of net service revenues remained constant. The increase in depreciation and amortization expense in the three months ended March 31, 1999 as compared to 1998 is due to the goodwill amortization related to the settlement of earnout provisions completed during the second half of 1998.

         Merger, restructuring, and integration expenses. Merger and integration expenses for the three months ended March 31, 1999 decreased 100% compared to the same period in 1998 due to the completion of the integration of the Source operations.

         Other (income) expense. Other (income) expense decreased 38.5% for the three months ended March 31, 1999 compared to the same period in 1998. The decrease in other income during the three months ended March 31, 1999 was due to less interest income as cash declined as it was used to repurchase common stock, fund payments of earnout provisions, and operating cash requirements.

         Income Before Taxes. Income before taxes increased 44.4% to $15.6 million for the three month period ended March 31, 1999 as compared to $10.8 million for the same period in 1998, primarily as a result of the above factors.

         Provision for income taxes. Provision for income taxes increased 41.3% to $6.5 million for the three month period ended March 31, 1999 compared to $4.6 million for the same period in 1998. The effective tax rate was 41.7% for the three months ended March 31, 1999 compared to 42.6% for the same period in 1998. The change reflects the impact of state taxes and the reduction in 1999 of non-deductible merger-related expenses.

         Net Income. Net income increased approximately 46.8% to $9.1 million in the three months ended March 31, 1999 as compared to the $6.2 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company's sources of liquidity included approximately $40.8 million in cash and cash equivalents, and approximately $89.1 million in additional net working capital. In addition, as of March 31, 1999, there were no amounts outstanding on the line of credit and $30.0 million was available for borrowing under the Company's Line of Credit. The Company has a Revolving Line of Credit Loan Agreement with NationsBank, N.A. (the "Line of Credit"). The Line of Credit expires on March 31, 2000 and amounts outstanding under the line of credit accrue interest at an annual rate equal to 65 basis points above the 90-day London Interbank Offering interest rate ("LIBOR").

         During the three months ended March 31, 1999, cash flow used by operations was approximately $20.1 million , resulting primarily from net income, non-cash expenses (depreciation and amortization) and decreases in operating payroll liabilities and an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the first three months of 1999 from existing locations and an increase in the days sales outstanding. The decrease in the operating payroll is due to an change in the timing of the commission payroll payments of the former Source employees from quarterly to monthly.

         During the three months ended March 31, 1999, cash flow used in investing activities was approximately $2.1 million, resulting primarily from the Company's use of approximately $8.5 million for the acquisition of two companies and earnout payments made on existing acquisitions and $4.0 million for capital expenditures. Proceeds from investing activities of $12.0 million were received in the three months ended March 31, 1999 from the sale of short term investments.

         On March 11, 1999, the Company announced that its board of directors has authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. This stock repurchase plan may impact the Company's cash flow requirements in the next twelve months. As of May 14, 1999, the Company has repurchased 1,152 shares for approximately $8.7 million. The Company believes that cash flow from operations and borrowings under the Company's Line of Credit, or other credit facilities that may become available to the Company in the future will be adequate to meet the working capital requirements of the Company's current operations for at least the next 12 months. The Company's estimate of the period that existing resources will fund its working capital requirements and the amount of stock that the Company will actually be able to repurchase in the next 12 months are forward-looking statements that are subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

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

         The Company has implemented a four step process to address Year 2000 issues consisting of assessment/overview (identify the issues); discovery (inventory, categorize, and assess business impacts and risks); conversion (make program changes, rollout new hardware, perform applications and acceptance testing, and certification), and deployment (deploy program and hardware changes, evaluate and apply lessons learned). After the Company completed the assessment/overview phase, the Company hired an independent third party to perform the discovery phase and make recommendations on the assessment of business risks. This study concluded that the greatest risk faced by the Company's Internal Systems are the hardware system that operates the telephone voicemail systems at certain locations and the Wizard NT operating system software that must be upgraded from 3.51 to 4.01 Service Pak 4. As of May 12, 1999, the Company is progressing in the conversion phase and is believes it is on target for completion of the high risk areas by June 30, 1999.

         The Company is working with key third party vendors to understand their ability to continue to provide services and products through the change to 2000. The Company intends to continue to partner with its key third party vendors to avoid any business interruptions in 2000. The Company is dependent upon its customers for sales and cash flow. The Company currently does not believe that it is subject to significant business risks related to its customers' and suppliers' Year 2000 efforts, although if the Company's customers or vendors experience Year 2000 problems, the Company's results of operations could be materially adversely affected.

         The effect of Year 2000 interruptions on the Company and our customer's operations is difficult to predict because flexible staffing could be a vehicle that the Company's customer's may use to correct the effect of Year 2000 disruptions in their business. The Company will continue to monitor the status of its customers and key strategic partners as a means of determining risks and alteratives. The Company is also in the process of developing contingency plans with regards to the high risk areas described above as well as areas of medium risk which the Company believes do not have the potential of material disruption to the business.

         The Company estimates that the total cost of the project will be approximately $1.3 million which includes both personnel costs related to project management, programming, and hardware and software upgrades. Of this total, approximately $1.1 million had been incurred as of March 31, 1999. The cost of the project and the estimated completion dates are based upon management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

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

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              27.  Financial Data Schedule

         (b)  Reports:
              Romac filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                ROMAC INTERNATIONAL, INC.
                                      (Registrant)

                                By:  /s/ William L. Sanders
                                   ----------------------------------
                                         William L. Sanders
                                         Vice President,
                                         Chief Financial and Accounting Officer


                                Date:  May 17, 1999