Form 10-Q
period 1999-06-30
ROMAC INTERNATIONAL INC
filed 1999-08-16
CIK 930420

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

         (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For  the quarterly period ended June 30, 1999

                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________


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

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such
filing requirements for the past 90 days.  YES [ ]   NO [X]



         As of August 13, 1999 the registrant had 46,558,274 shares of common stock, $.01 par value per share, issued and outstanding.


===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                           ROMAC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,            DECEMBER 31,
                                                                                                     1999                 1998
                                                                                                 -----------           ------------
                                                                                                 (UNAUDITED)
                                                                                                  In (000's)
                                    Assets:
Current Assets:
Cash and cash equivalents                                                                         $  41,568             $  68,821
Short-term investments                                                                                                     12,000
Trade receivables, net of allowance for doubtful accounts of $6,913 and
  $5,762, respectively                                                                              132,145               114,144
Notes receivable from franchisees, current                                                               27                    31
Receivables from related parties, current                                                               370                   384
Deferred tax asset, current                                                                           5,805                 5,702
Prepaid expenses and other current assets                                                             4,344                 3,627
                                                                                                  ---------             ---------
Total current assets                                                                                184,259               204,709

Receivables from related parties, less current portion                                                1,937                 1,721
Furniture and equipment, net                                                                         23,752                19,869
Goodwill, net of accumulated amortization of $7,506 and $5,790, respectively                         97,151                93,510
Other assets, net                                                                                    16,487                14,003
                                                                                                  ---------             ---------
Total assets                                                                                      $ 323,586             $ 333,812
                                                                                                  =========             =========

                     Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                                                    $  19,376             $   9,260
Accrued payroll costs                                                                                30,565                41,070
Income taxes payable                                                                                    492                 3,213
Current portion of capital lease obligations                                                            530                   743
Current portion of payables to related parties                                                        8,926                10,144
Accrued merger and integration expenses                                                               1,644                 4,931
                                                                                                  ---------             ---------
Total current liabilities                                                                            61,533                69,361
Capital lease obligations, less current portion                                                          --                   461
Deferred tax liability, non current                                                                      96                    96
Payables to related parties, less current portion                                                        --                 2,000
Other long-term liabilities, less current portion                                                     8,507                 6,872
                                                                                                  ---------             ---------
Total liabilities                                                                                    70,136                78,790
                                                                                                  ---------             ---------
Commitments and contingencies                                                                            --                    --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding                   --                    --
Common stock, par value $.01; 250,000 shares authorized,
46,680 and 46,408 issued and outstanding, respectively                                                  467                   464
Additional paid-in-capital                                                                          186,752               185,300
Retained earnings                                                                                    79,622                70,162
Cumulative translation adjustment                                                                      (186)                   21
Less reacquired stock at cost; 2,301 and 677 shares, respectively                                   (13,205)                 (925)
                                                                                                  ---------             ---------
Total shareholders' equity                                                                          253,450               255,022
                                                                                                  ---------             ---------
Total liabilities and shareholders' equity                                                        $ 323,586             $ 333,812
                                                                                                  =========             =========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in 000'S, except per share amounts)



                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30           JUNE 30           JUNE 30           JUNE 30
                                                       1999              1998              1999              1998
                                                    ---------         ---------         ---------         ---------
                                                                              (unaudited)

Net service revenues                                $ 189,390         $ 166,321         $ 373,485         $ 321,723
Direct costs of service                               108,182            93,337           213,445           181,638
                                                    ---------         ---------         ---------         ---------

Gross profit                                           81,208            72,984           160,040           140,085

Selling, general and administrative expenses           77,721            56,796           139,279           110,628
Depreciation and amortization expense                   2,785             2,060             5,221             4,072
Merger and acquisition related expenses                    --            18,476                --            20,221
Other (income) expense                                   (293)           (1,064)           (1,058)           (2,397)
                                                    ---------         ---------         ---------         ---------
Income (loss) before income taxes                         995            (3,284)           16,598             7,561

Provision for income taxes                                663               404             7,138             5,000
                                                    ---------         ---------         ---------         ---------

Net income(loss)                                    $     332         ($  3,688)        $   9,460         $   2,561
                                                    =========         =========         =========         =========
Comprehensive Income:
   Foreign currency translation                          (207)              (40)             (207)              (40)
                                                    ---------         ---------         ---------         ---------
Comprehensive Income                                $     125         ($  3,728)        $   9,253         $   2,521
                                                    =========         =========         =========         =========

Net income (loss) per share- Basic                  $     .01         ($    .08)        $     .21         $     .06
                                                    =========         =========         =========         =========

Weighted average shares outstanding- Basic             44,802            45,225            45,433            45,170
                                                    =========         =========         =========         =========


Net income (loss) per share- Diluted                $     .01         ($    .08)        $     .21         $     .05
                                                    =========         =========         =========         =========

Weighted average shares outstanding- Diluted           45,223            47,669            46,012            47,619
                                                    =========         =========         =========         =========



                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                              JUNE 30,             JUNE 30,
                                                                                1999                 1998
                                                                             ---------            ---------
                                                                            (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
Net income                                                                   $  9,460             $   2,561
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization                                                   5,221                 4,072
Provision for losses on accounts and notes receivable                           2,183                 2,871
Deferred taxes                                                                   (103)                    3
(Increase) decrease in operating assets:
Trade receivables, net                                                        (20,184)              (19,510)
Notes receivable from franchisees                                                   4                    57
Prepaid expenses and other current assets                                        (717)                 (617)
Other assets, net                                                                 821                 1,618
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities                                  6,501                16,057
Accrued merger, restructuring, and integration expense                         (3,287)                8,405
Accrued payroll costs                                                         (10,505)                1,573
Income taxes payable                                                           (2,707)               (4,963)
Other long-term liabilities                                                     1,635                   164
                                                                             --------             ---------

Cash (used in) provided by operating activities                               (11,678)               12,291
                                                                             --------             ---------

Cash flows from investing activities:
Capital expenditures                                                           (7,388)               (7,558)
Acquisitions, net of cash acquired                                             (8,575)               (8,914)
Proceeds from the sale of short-term investments                               12,000                (3,112)
Premiums paid for cash surrender value of life insurance policies              (3,305)                 (887)
                                                                             --------             ---------
Cash (used in) provided by investing activities                                (7,268)              (20,471)
                                                                             --------             ---------

Cash flows from financing activities:
Payments on capital lease obligations                                            (674)                 (378)
Payments on notes receivable from related parties                                  14                    13
Repurchase of common stock                                                     (8,665)                   --
Issuance of receivables from related parties                                     (216)                 (318)
Proceeds from exercise of stock options                                         1,441                 2,381
                                                                             --------             ---------

Cash provided by (used in) financing activities                                (8,100)                1,698
                                                                             --------             ---------

Decrease in cash and cash equivalents                                         (27,046)               (6,482)
Cumulative translation adjustment                                                (207)                  (40)
                                                                             --------             ---------
Cash and cash equivalents at beginning of period                               68,821               101,669
                                                                             --------             ---------
Cash and cash equivalents at end of period                                   $ 41,568             $  95,147
                                                                             ========             =========

Supplemental Cash Flows Information

Cash paid during the period for:
Income Taxes                                                                 $ 10,003             $   9,572




                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                            Shares         Amounts
COMMON STOCK:
Balance at December 31, 1998                                46,408             $464
Exercise of stock options                                      272                3
                                                            ------        ---------
Balance at June 30, 1999                                    46,680             $467
                                                            ======        =========

ADDITIONAL PAID-IN CAPITAL:

Balance at December 31, 1998                                              $ 185,300
Tax benefit related to employee stock options                                    14
Exercise of stock options                                                     1,438
                                                                          ---------
Balance at June 30, 1999                                                  $ 186,752
                                                                          =========

CUMULATIVE TRANSLATION ADJUSTMENT:
Balance at December 31, 1998                                              $      21
Foreign Currency translation adjustment                                        (207)
                                                                          ---------
Balance at June 30, 1999                                                  ($    186)
                                                                          =========

RETAINED EARNINGS:

Balance at December 31, 1998                                              $  70,162
Net income                                                                    9,460
                                                                           --------
Balance at June 30, 1999                                                  $  79,622
                                                                          =========

REACQUIRED STOCK:

Balance at December 31, 1998                                              ($    925)
Repurchase of common stock                                                  (12,280)
                                                                          ---------
Balance at June 30, 1999                                                  ($ 13,205)
                                                                          =========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

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

         Earnings Per Share. Options to purchase 2,408 shares of common stock were outstanding during the six months ended June 30, 1999, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

NOTE B -- MERGER, RESTRUCTURING, AND INTEGRATION EXPENSES

         In connection with the Source merger, one-time merger, restructuring, and integration related expenses were identified and recorded in 1998. As of June 30, 1999, the remaining accrued expenses reserve balance associated with the charge in 1998 were $1,644 of which $1,000 related to severance and other termination related costs to be incurred in connection with anticipated staff reductions and $600 costs in connection with consolidation of certain office facilities and related equipment.

NOTE C -- SEGMENT ANALYSIS

         In 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach of determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Beginning in 1997, the Company revised its organizational structure to provide internal reporting following its four functional service offerings, including: Information Technology, Finance and Accounting, Human Resources and Operating Specialities.

         The Company only generates information on sales and gross profit on a functional basis, as such; asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the US.

For the three months ended June 30, 1999 and 1998


                               Information          Finance &            Human           Operating
                               Technology          Accounting          Resources         Specialty             TOTAL
                               ----------          ----------          ---------         ---------             -----
1999
  Sales                         $114,404            $ 51,886            $4,505            $18,595            $189,390
  Gross Profit                    45,609              28,094             1,563              5,942              81,208
1998
  Sales                          105,457              49,043             4,458              7,363             166,321
  Gross Profit                    41,638              26,664             1,496              3,186              72,984




For the six months ended June 30, 1999 and 1998

                               Information          Finance &            Human           Operating
                               Technology          Accounting          Resources         Specialty             TOTAL
                               ----------          ----------          ---------         ---------             -----
1999
  Sales                         $230,439            $101,733            $9,097            $32,216            $373,485
  Gross Profit                    90,341              55,700             2,962             11,037             160,040
1998
  Sales                          204,880              94,583             8,857             13,403             321,723
  Gross Profit                    81,320              50,518             2,729              5,518             140,085

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

Results of Operations

         The following table sets forth certain items in Romac's consolidated statement of operations, as a percentage of net service revenues, for the indicated periods:

                                                           Six months ended June 30,
                                                            1999              1998
Flexible billings                                           80.3%             78.9%
Search Fees                                                 19.7              21.1
Net service revenues                                       100.0             100.0
Gross profit                                                42.9              43.5
Selling, general, and administrative expenses               37.3              34.4
Income before taxes                                          4.1               2.4
Net income                                                   2.5%               .8%


Results of Operations for each of the Three and Six Months Ended June 30, 1999 and 1998.

         Net service revenues. Net service revenues increased 13.9% and 16.1%, respectively, to $189.4 million and $373.5 million for the three and six month periods ending June 30, 1999 as compared to $166.3 and $321.7 million for the same periods in 1998. These increases were comprised of a $20.4 million and $46.1 million increase in Flexible Billings (Professional Temporary and Contract Services revenues combined) and a $2.7 million and $5.7 million increase in Search fees for the three and six month periods ending June 30, 1999, as described below.

         Flexible billings increased 15.6% and 18.2%, respectively, to $151.2 million and $299.9 million, respectively, for the three and six month periods ending June 30, 1999 as compared to $130.8 million and $253.8 million for the same periods in 1998. These increases are a result of an increase in average hours billed of 9.2% and 10.9%, respectively, for the three and six month periods in 1999 as compared to the same periods in 1998.

         Search fees increased 7.6% and 8.4%, respectively, to $38.2 million and $73.6 million, respectively, for the three and six month periods ended June 30, 1999 compared to $35.5 million and $67.9 million for the same periods in 1998. These increases resulted primarily from an increase in the average fee for each placement made during the three and six month periods ended June 30, 1999 as compared to the same periods in 1998. The number of search placements made in the three and six month periods ended June 30, 1999 did not vary significantly from the same periods in 1998.

         Gross profit. Gross profit increased 11.2% and 14.2%, respectively, to $81.2 million and $160.0 million, respectively, during the three and six month periods ended June 30, 1999 as compared to $73.0 million and $140.1 million for the same periods in 1998. Gross profit as a percentage of net service revenues decreased to 42.9% for both the three and six month periods ending June 30, 1999 as compared to 43.9% and 43.5%, respectively for the three and six month periods ended June 30, 1998. This decrease was primarily the result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search fees, increased to 79.9% and 80.3%, respectively, of the Company's total revenues for the three and six months period ending June 30, 1999 as compared to 78.6% and 78.9% and for the same periods in 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased 36.8% and 25.9%, respectively, to $77.7 million and $139.3 million, respectively, for the three and six month periods ended June 30, 1999 as compared to $56.8 million and $110.6 million, respectively, for the same periods in 1998. The increases in selling, general, and administrative expenses during the three and six months ended June 30, 1999 as compared to the same periods in 1998 were due principally to additional compensation for field and field management; development, deployment, and marketing of the KnowledgeForce Network; and automation and streamlining of operating and back office processes.

         Selling, general and administrative expenses as a percentage of net service revenues increased to 41.0% and 37.3%, respectively, for the three and six month periods ended June 30, 1999 compared to 34.2% and 34.4%,respectively, for the same periods in 1998. These increases in selling, general and administrative expenses as a percentage of net service revenues resulted primarily from the increases in compensation expense as described above.

         Depreciation and amortization expense. Depreciation and amortization expense increased 33.3% and 26.8%, respectively, to approximately $2.8 million and $5.2 million, respectively, for the three and six month periods ended June 30, 1999 compared to approximately $2.1 million and $4.1 million, respectively, for the same periods in 1998. Depreciation and amortization expense as a percentage of net service revenues remained constant. The increase in depreciation and amortization expense in the three and six months ended June 30, 1999 as compared to the same periods in 1998 is due to the goodwill amortization related to the settlement of earnout provisions completed during the second half of 1998 and the final earnout settlement with Uni-Quality Systems Solutions, Inc. in 1999. The additional depreciation expense in the three and six months ended June 30, 1999 is the result of the new technology platform implemented at certain Source locations in the second half of 1998.

         Merger, restructuring, and integration expenses. Merger and integration expenses for the three and six months ended June 30, 1999 decreased 100% compared to the same periods in 1998 is due to the completion of the integration of the Source operations.

         Other (income) expense. Other (income) expense decreased 72.7% and 54.2%, respectively, for the three and six months ended June 30, 1999 compared to the same periods in 1998. The decrease in other income during the three and six months ended June 30, 1999 was due to less interest income as cash declined as it was used to repurchase common stock, fund payments of earnout provisions, and operating cash requirements.

         Income Before Taxes. Income before taxes increased 130.3% and 118.4%,respectively, to $1.0 million and $16.6 million, respectively, for the three and six month periods ended June 30, 1999 as compared to ($3.3) million and $7.6 million for the same periods in 1998, primarily as a result of the above factors.

         Provision for income taxes. Provision for income taxes increased 75.0% and 42.0% to $.7 million and $7.1 million, respectively, for the three and six month periods ended June 30, 1999 compared to $.4 and $5.0 million for the same periods in 1998. The effective tax rate comparison for the three months ended June 30, is not meaningful due to the nondeductible merger expenses incurred in the second quarter of 1998. The effective tax rate was 42.8% for the six months ended June 30, 1999 compared to 66.1%, for the same period in 1998. The change reflects the impact of revising earnings projected for 1999 in the second quarter which effects the effective rate calculation for the year and the reduction in 1999 of non-deductible merger-related expenses.

         Net Income (Loss). Net income (loss) increased approximately 108.1% and 265.4%,respectively, to $.3 million and $9.5 million in the three and six months ended June 30, 1999, as compared to the ($3.7) million and $2.6 million for the same periods in 1998. This increase is a result of the completion of the merger, restructuring, and integration expenses in 1998 offset by the increase in selling, general, and administrative expenses during the three months ended June 30, 1999.



LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company's sources of liquidity included approximately $41.6 million in cash and cash equivalents, and approximately $81.2 million in additional net working capital. In addition, as of June 30, 1999, there were no amounts outstanding on the line of credit and $30.0 million was available for borrowing under the Company's Line of Credit. The Company has a Revolving Line of Credit Loan Agreement with NationsBank, N.A. (the "Line of Credit"). The Line of Credit expires on March 31, 2000 and amounts outstanding under the line of credit accrue interest at an annual rate equal to 65 basis points above the 90-day London Interbank Offering interest rate ("LIBOR").

         During the six months ended June 30, 1999, cash flow used by operations was approximately $11.7 million , resulting primarily from net income, non-cash expenses (depreciation and amortization) and decreases in operating payroll liabilities and an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the first six months of 1999 from existing locations and an increase in the days sales outstanding. The decrease in the operating payroll is due to an change in the timing of the commission payroll payments of the former Source employees from quarterly to monthly.

         During the six months ended June 30, 1999, cash flow used in investing activities was approximately $7.3 million, resulting primarily from the Company's use of approximately $8.6 million for the acquisition of two companies and earnout payments and $7.4 million for capital expenditures. Proceeds from investing activities of $12.0 million were received in the six months ended June 30, 1999 from the sale of short term investments.

         During the six months ended June 30, 1999, cash flow used in financing activities was approximately $8.1 million primarily from the Company's use of approximately $8.7 million to repurchase common stock as discussed below.

         On March 11, 1999, the Company announced that its board of directors has authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. This stock repurchase plan may impact the Company's cash flow requirements in the next twelve months. As of August 13, 1999, the Company has repurchased 1,625,000 shares for approximately $12.3 million. The Company believes that cash flow from operations and borrowings under the Company's Line of Credit, or other credit facilities that may become available to the Company in the future will be adequate to meet the working capital requirements of the Company's current operations for at least the next 12 months. The Company's estimate of the period that existing resources will fund its working capital requirements and the amount of stock that the Company will actually be able to repurchase in the next 12 months are forward-looking statements that are subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

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

         The Company has implemented a four step process to address Year 2000 issues consisting of assessment/overview (identify the issues); discovery (inventory, categorize, and assess business impacts and risks); conversion (make program changes, rollout new hardware, perform applications and acceptance testing, and certification), and deployment (deploy program and hardware changes, evaluate and apply lessons learned). After the Company completed the assessment/overview phase, the Company hired an independent third party to perform the discovery phase and make recommendations on the assessment of business risks. This study concluded that the greatest risk faced by the Company's Internal Systems are the hardware system that operates the telephone voicemail systems at certain locations and the Wizard NT operating system software that must be upgraded from 3.51 to 4.01 Service Pak 4. As of June 30, 1999, the Company reached 100% completion of the deployment phase of all high risk areas.

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

         The Company estimates that the total cost of the project will be approximately $1.3 million which includes both personnel costs related to project management, programming, and hardware and software upgrades. Of this total, approximately $1.2 million had been incurred as of June 30, 1999. The cost of the project and the estimated completion dates are based upon management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         a) The Annual Meeting of Stockholders of the Company was held on May 28, 1999.

             To amend the Stock Incentive Plan to increase the number of shares authorized Pursuant to the plan from 9,000, shares to 12,000 shares, which increases the number of shares available for issuance from 2,024 to 5,024. For: 22,965; Against: 13,066; Abstain: 39; Delivered not voted: 6,463.

         b) To adopt the 1999 Romac International, Inc. Employee Stock Purchase Plan.
             For: 27,398; Against: 15,485; Abstain: 1,044.


ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              27. 1 - Financial Data Schedule for the six months ended June 30, 1999 (for SEC use only).

         (b)  Reports:
              Romac filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     ROMAC INTERNATIONAL, INC.
                                            (Registrant)



                                     By: /s/ William L. Sanders
                                        ---------------------------------------
                                        William L. Sanders, Vice President,
                                        Chief Financial and Accounting Officer


                                        Date: August 13, 1999