Form 10-Q
period 1999-09-30
ROMAC INTERNATIONAL INC
filed 1999-11-12
CIK 930420

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

As of November 9, 1999 the registrant had 46,500,174 shares of common stock, $.01 par value per share, issued and outstanding.

===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                  ROMAC INTERNATIONAL, INC.
                  CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS)



                                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                                        1999              1998
                                                                                                    -------------     ------------
                                                                                                    (UNAUDITED)

                                    Assets:
Current Assets:
Cash and cash equivalents                                                                            $  22,887         $  68,821
Short-term investments                                                                                      --            12,000
Trade receivables, net of allowance for doubtful accounts of $8,806 and
  $5,762, respectively                                                                                 142,812           114,144
Income tax receivable                                                                                    1,633                --
Receivables from related parties, current                                                                  365               384
Deferred tax asset, current                                                                              5,805             5,702
Prepaid expenses and other current assets                                                                6,606             3,658
                                                                                                     ---------         ---------
Total current assets                                                                                   180,108           204,709


Receivables from related parties, less current portion                                                   1,937             1,721
Furniture and equipment, net                                                                            24,844            19,869
Other assets, net                                                                                       17,843            14,003
Goodwill, net of accumulated amortization of $8,575 and $5,790, respectively                            96,078            93,510
                                                                                                     ---------         ---------
Total assets                                                                                         $ 320,810         $ 333,812
                                                                                                     =========         =========


                     Liabilities and Shareholders' Equity:


Current Liabilities:
Accounts payable and other accrued liabilities                                                       $  18,732         $   9,260
Accrued payroll costs                                                                                   33,365            41,070
Bank line of credit                                                                                        735                --
Income taxes payable                                                                                        --             3,213
Current portion of capital lease obligations                                                               530               743
Current portion of payables to related parties                                                           2,413            10,144
Accrued merger and integration expenses                                                                  1,310             4,931
                                                                                                     ---------         ---------
Total current liabilities                                                                               57,085            69,361

Capital lease obligations, less current portion                                                             --               461
Deferred tax liability, non current                                                                         96                96
Payables to related parties, less current portion                                                           --             2,000
Other long-term liabilities, less current portion                                                        9,206             6,872
                                                                                                     ---------         ---------
Total liabilities                                                                                       66,387            78,790
                                                                                                     ---------         ---------
Commitments and contingencies                                                                               --                --


Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding                      --                --
Common stock, par value $.01; 250,000 shares authorized,
46,698 and 46,408 issued and outstanding, respectively                                                     467               464
Additional paid-in-capital                                                                             186,821           185,300
Retained earnings                                                                                       80,526            70,162
Cumulative translation adjustment                                                                         (186)               21
Less reacquired stock at cost; 2,301 and 677 shares, respectively                                      (13,205)             (925)
                                                                                                     ---------         ---------
Total shareholders' equity                                                                             254,423           255,022
                                                                                                     ---------         ---------
Total liabilities and shareholders' equity                                                           $ 320,810         $ 333,812
                                                                                                     =========         =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                     1999            1998           1999           1998
                                                     ----            ----           ----           ----
                                                   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Net service revenues                                $ 191,707      $ 174,361      $ 565,192      $ 496,084
Direct costs of services                              109,492        100,182        322,937        281,820
                                                    ---------      ---------      ---------      ---------
Gross profit                                           82,215         74,179        242,255        214,264

Selling, general and administrative expenses           78,892         56,278        218,171        166,906
Depreciation and amortization expense                   3,462          2,353          8,683          6,425
Merger, restructuring, and integration expenses            --          3,272             --         23,493
Other (income) expense, net                              (203)        (1,383)        (1,261)        (3,780)
                                                    ---------      ---------      ---------      ---------
Income before income taxes                                 64         13,659         16,662         21,220

Provision for (benefit from) income taxes                (840)         7,467          6,298         12,467
                                                    ---------      ---------      ---------      ---------
Net income                                          $     904      $   6,192      $  10,364      $   8,753
                                                    =========      =========      =========      =========
Comprehensive Income(Loss):
   Foreign currency translation                            --            110           (207)            70
                                                    ---------       --------      ---------      ---------
Comprehensive Income                                $     904      $   6,302      $  10,157      $   8,823
                                                    =========      =========      =========      =========

Net income per share - Basic                        $     .02      $    0.14      $     .23      $    0.19
                                                    =========      =========      =========      =========
Weighted average shares outstanding - Basic            44,350         45,498         44,960         45,307
                                                    =========      =========      =========      =========
Net income per share - Diluted                      $     .02      $    0.13      $    0.23      $    0.18
                                                    =========      =========      =========      =========
Weighted average shares outstanding - Diluted          44,564         47,436         45,393         47,464
                                                    =========      =========      =========      =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                                            1999             1998
                                                                            ----             ----
                                                                          (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
Net income                                                                  $  10,364      $   8,753
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization                                                   8,683          6,425
Provision for losses on accounts and notes receivable                           2,594          3,169
Deferred taxes                                                                   (103)             3
(Increase) decrease in operating assets:
Trade receivables, net                                                        (31,262)       (31,483)
Prepaid expenses and other current assets                                      (2,954)          (574)
Other assets, net                                                                (977)         1,374
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities                                  9,472          5,340
Accrued merger, restructuring and integration expense                          (3,621)           --
Accrued payroll costs                                                          (7,705)        13,407
Income taxes payable                                                           (4,824)         1,259
Other long-term liabilities                                                     2,334          1,657
                                                                            ---------      ---------
Cash (used in) provided by operating activities                               (17,999)         9,330
                                                                            ---------      ---------
Cash flows from investing activities:
Capital expenditures                                                          (10,869)       (12,052)
Acquisition and earnout settlements                                           (15,088)       (19,088)
Accrued merger, restructuring and integration expenses                             --          8,081
Proceeds from the sale of short-term investments                               12,000             --
Increase in cash surrender value of life insurance policies                    (2,856)        (1,843)
Payments for the purchase of short-term investments                                --        (12,713)
                                                                            ---------      ---------
Cash used in investing activities                                             (16,813)       (37,615)
                                                                            ---------      ---------
Cash flows from financing activities:
Proceeds from bank line of credit                                                 735             --
Payments on capital lease obligations                                            (674)          (562)
Payments on receivables from related parties                                       19            234
Repurchase of common stock                                                    (12,280)            --
Expenses from issuance of common stock                                             --            (57)
Issuance of receivables from related parties                                     (216)          (818)
Proceeds from exercise of stock options                                         1,501          4,301
                                                                            ---------      ---------
Cash (used in) provided by financing activities                               (10,915)         3,098
                                                                            ---------      ---------
Decrease in cash and cash equivalents                                         (45,727)       (25,187)
Cumulative translation adjustment                                                (207)            70
Cash and cash equivalents at beginning of period                               68,821        101,669
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $  22,887      $  76,552
                                                                            ---------      ---------
Supplemental Cash Flows Information Cash paid during the period for:
Income Taxes                                                                $  11,224      $   1,258

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

ROMAC INTERNATIONAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
         EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
         (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                COMMON          ADDITIONAL  CUMULATIVE    RETAINED     REACQUIRED
                                                STOCK            PAID-IN    TRANSLATION   EARNINGS        STOCK           TOTAL
                                                                 CAPITAL    ADJUSTMENT
                                           Shares     Amounts                                        Shares   Amounts

SHAREHOLDERS' EQUITY:
Balance at December 31, 1998                46,408   $    464   $ 185,300     $    21     $70,162      677    ($   925)  $255,022
Exercise of stock options                      290          3       1,498                                                   1,501
Tax benefit of employee stock options                                  23                                                      23
Foreign currency translation adjustment                                          (207)                                       (207)
Net income                                                                                 10,364                          10,364
Repurchase of common stock                                                                           1,624     (12,280)   (12,280)
                                           -------   --------   ---------     -------     -------    -----    --------   --------
Balance at September 30, 1999               46,698   $    467   $ 186,821     ($  186)    $80,526    2,301    ($13,205)  $254,423
                                           =======   ========   =========     =======     =======    =====    ========   ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

ROMAC INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    SEPTEMBER 30, 1999 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Revenue Recognition. Net service revenues consist of sales, net of credits and discounts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. For Source, the search fee policy in 1998 was that if an individual failed to continue employment for a period of time as specified in the placement agreement, generally a thirty-to-ninety day period, the Company was not entitled to collect the search fee. During the first quarter of 1999, the Company changed its guarantee policy at its former Source operations. Revenue from search fees is shown on the Consolidated Statements of Operations net of amounts written off for adjustments due to placed candidates not remaining in employment for the guarantee period.

Cash and Cash Equivalents. The Company classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

Self-insurance. The Company offers an employee benefit program for all eligible employees for which it is self-insured for a portion of the cost. The Company is liable for claims up to $125 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

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

Foreign Currency Translation. Foreign currency translation adjustments arise primarily from activities of the Company's Canadian operations. Results of operations are translated using the weighted average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting foreign currency translation adjustments are recorded in Stockholder's Equity.

Earnings Per Share. Options to purchase 3,229 shares of common stock were not included in the computation of diluted earnings per share during the nine months ended September 30, 1999, because these options were anti-dilutive.


NOTE B -- MERGER, RESTRUCTURING, AND INTEGRATION EXPENSES

In connection with the Source merger, one-time merger, restructuring, and integration related expenses were identified and recorded in 1998. As of September 30, 1999, the remaining accrued expense balance associated with the charge in 1998 is $1,310 consisting of $710 of accrued severance and other termination related costs and $600 of accrued lease termination costs and facilities consolidation costs.

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

The Company generates only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended September 30, 1999 and 1998

                               Information          Finance &            Human           Operating
                               Technology          Accounting          Resources         Specialty          TOTAL
                               ----------          ----------          ---------         ---------          -----

1999
  Sales                         $114,658            $ 52,741            $4,706            $19,602          $191,707
  Gross Profit                    43,860              30,084             1,672              6,599            82,215
1998
  Sales                          114,394              47,683             4,509              7,775           174,361
  Gross Profit                    44,612              25,481             1,547              2,539            74,179


For the nine months ended September 30, 1999 and 1998

                               Information          Finance &            Human           Operating
                               Technology          Accounting          Resources         Specialty          TOTAL
                               ----------          ----------          ---------         ---------          -----

1999
  Sales                         $345,097            $154,474            $13,803           $51,818          $565,192
  Gross Profit                   134,201              85,784              4,634            17,636           242,255
1998
  Sales                          311,855             142,266             13,366            28,597           496,084
  Gross Profit                   125,932              75,999              4,276             8,057           214,264

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, potential effects of Year 2000 issues, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words "anticipate", "estimates", "expects", "intends", "plans", and variations thereof and similar expressions are intended to identify forward looking statements.

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

Results of Operations

The following table sets forth certain items in Romac's consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:

                                                            Three months ended September 30,    Nine months ended September 30,
                                                                1999            1998                1999             1998

Flexible billings                                            80.7%               80.5%               80.4%            79.5%
Search Fees                                                  19.3                19.5                19.6             20.5
Net service revenues                                        100.0               100.0               100.0            100.0
Gross profit                                                 42.9                42.5                42.9             43.2
Selling, general, and administrative expenses                41.2                32.3                38.6             33.6
Income before taxes                                           0.0                 7.8                 3.0              4.3
Net income                                                    0.5                 3.6                 1.8              1.8


Results of Operations for each of the Three and Nine Months Ended September 30, 1999 and 1998.

Net service revenues. Net service revenues increased 9.9% and 13.9%, respectively, to $191.7 million and $565.2 million for the three and nine month periods ending September 30, 1999 as compared to $174.4 and $496.1 million for the same periods in 1998. These increases were comprised of a $14.3 million and $60.4 million increase in Flexible Billings and a $3.0 million and $8.7 million increase in Search Services for the three and nine month periods ending September 30, 1999, as described below.

Flexible Billings increased 10.2% and 15.3% respectively to $154.7 million and $454.6 million for the three and nine month periods ending September 30, 1999 as compared to $140.4 million and $394.2 million for the same periods in 1998. The increase in Flexible Billings for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 is primarily attributable to increases in both the number of hours billed and average billing rates.

Search Services increased 8.8% and 8.5%, respectively to $37.0 million and $110.6 million for the three and nine month periods ended September 30, 1999 as compared to $34.0 and $101.9 million for the same periods in 1998. The increase resulted primarily from an increase in the average fee for placements made during the three and nine month periods ended September 30, 1999 as compared to the same period in 1998. The number of search placements made during the periods remained relatively constant.

Gross profit. Gross profit increased 10.8% and 13.1%, respectively, to $82.2 million and $242.3 million during the three and nine month periods ended September 30, 1999 as compared to $74.2 million and $214.3 million for the same periods in 1998. Gross profit as a percentage of net service revenues increased to 42.9% and decreased to 42.9%, respectively, for the three and nine month periods ending September 30, 1999 as compared to 42.5% and 43.2% for the same periods in 1998. The increase for the three months ended September 30, 1999 was primarily attributable to a slight improvement in gross margin percentage on Flexible Billings. The decrease for the nine months was primarily the result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, traditionally lower gross margins than Search Services, increased to 80.4% of the Company's total revenues for 1999 as compared to 79.5% for the nine months ended September 30, 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 40.2% and 30.7%, respectively to $78.9 million and $218.2 million for the three and nine month periods ended September 30, 1999 as compared to $56.3 million and $166.9 million for the same periods in 1998. Selling, general and administrative expenses as a percentage of net service revenues increased to 41.2% and 38.6%, respectively, for the three and nine month periods ended September 30, 1999 compared to 32.3% and 33.6% for the same periods in 1998. The increase in selling, general and administrative expense as a percentage of net service revenues in the three and nine month periods ended September 30, 1999 resulted from 1) development, deployment, advertising and other related expenses for the Company's online interactive career management and recruitment resource, kforce.com 2) activities to streamline and automate back office operations and 3) investments in future growth, including leadership development, increasing the number of sales consultants and development of educational services, emerging technologies and operating specialties. Additionally, on October 27, 1999, the Company announced that costs associated with the development of kforce.com as well as the streamlining and automation of back office capabilities, including sales and marketing expenses, in-house technology investments and the build-out of the kforce.com fulfillment center could result in additional selling, general and administrative expenses of approximately $25 - 30 million. Costs related to the development of kforce.com, including technology investments and build-out of the fulfillment center and related advertising are expected to continue through the fourth quarter of 1999. The streamlining and automation of back office capabilities is expected to be substantially completed in the fourth quarter of 1999.

Depreciation and amortization expense. Depreciation and amortization expense increased 47.1% and 35.1%, respectively, to $3.5 million and $8.7 million for the three and nine month periods ended September 30, 1999 compared to $2.4 million and $6.4 million for the same periods in 1998. Depreciation and amortization expense as a percentage of net service revenues increased to 1.8% and 1.5%, respectively, for the three and nine month periods ended September 30, 1999 as compared to 1.3% and 1.3%, for the each of the periods in 1998. The increase as a percentage of net service revenues for both periods in 1999 as compared to the same periods in 1998 is due primarily to additional goodwill amortization due to the earnout buyouts negotiated in 1999 and acquisitions in 1999 and 1998.

Merger, restructuring, and integration expenses. Merger and integration expenses for the three and nine month periods ended September 30, 1999 decreased 100% compared to the same periods in 1998 due to the completion of the Source merger in April 1998.

Other (income) expense, net. Other (income) expense, net, decreased 85.3% and 66.6% for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The decrease in other income during both periods in 1999 as compared to 1998 was due to a decrease in interest income caused by the increase in cash requirements to fund operations and for the Company's repurchases of common stock.

Income Before Taxes. Income before taxes decreased 99.5% and 21.5% for the three and nine months ended September 30, 1999 to $0.1 million and $16.7 million, respectively, as compared to $13.7 million and $21.2 million for the same periods in 1998, primarily as a result of the increase in selling, general and administrative expenses, as discussed above. Income before taxes for the fourth quarter of 1999 is expected to be adversely impacted by the additional selling, general and administrative charges discussed above.

Provision for income taxes. Provision for income taxes decreased 111.2% and 49.5%, respectively, to ($0 .8) million and $6.3 million for the three and nine month periods ended September 30, 1999 compared to $7.5 million and $12.5 million for the same periods in 1998. The effective tax rate was 37.8% for the nine months ended September 30, 1999 compared to 58.8% for the same period in 1998. The decrease in the effective tax rates in 1999 as compared to 1998 was due to certain non-deductible merger related expenses occurring in 1998 and also reflects the impact of the revised earnings projections for fiscal 1999 as announced on October 27, 1999.

Net Income. Net income decreased approximately 85.4% to $0.9 million in the three months ended September 30, 1999 and increased 18.4% to $10.4 million for the nine months ended September 30, 1999 as compared to the $6.2 million and $8.8 million for the same periods in 1998 primarily as a result of the factors discussed above related to selling, general and administrative expenses. As a result of the additional selling, general and administrative charges discussed above, the fourth quarter of 1999 could experience an after tax loss of $15 - 18 million, with an after tax loss for the year of $5 - 10 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company's sources of liquidity included $22.9 million in cash and cash equivalents, and $100.1 million in additional net working capital. In addition, as of September 30, 1999, there was $0.7 million outstanding on the line of credit and $29.3 million was available for borrowing under the Company's Line of Credit. The Company has a Revolving Line of Credit Loan Agreement with NationsBank, N.A. (the "Line of Credit"). The Line of Credit expires on March 31, 2000 and amounts outstanding under the line of credit accrue interest at an annual rate equal to 65 basis points above the 90-day London Interbank Offering interest rate ("LIBOR").

During the nine months ended September 30, 1999, cash flow used by operations was $18.0 million , resulting primarily from net income, non-cash expenses (depreciation and amortization) and decreases in operating payroll liabilities and an increase in accounts receivable. The increase in accounts receivable reflects the increased volume of business during the first nine months of 1999 from existing locations and an increase in the days sales outstanding in accounts receivable. The decrease in the operating payroll liabilities is primarily due to a change in the timing of commission payroll payments for former Source employees from quarterly to monthly.

During the nine months ended September 30, 1999, cash flow used in investing activities was $16.8 million, resulting primarily from the Company's use of approximately $15.1 million for the acquisition of two companies and contingent earnout payments on prior acquisitions and $10.9 million for capital expenditures. Proceeds from investing activities of $12.0 million were received in the nine months ended September 30, 1999 from the sale of short-term investments.

During the nine months ended September 30, 1999, cash flow used in financing activities was $10.9 million primarily from the Company's use of approximately $12.3 million to repurchase common stock as discussed below, offset by proceeds of $1.5 million from the issuance of common stock.

On March 11, 1999, the Company announced that its board of directors has authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. This stock repurchase plan may impact the Company's cash flow requirements in the next twelve months. As of November 9, 1999, the Company has repurchased 1,717 shares for approximately $12.9 million.

As discussed earlier, the Company announced that costs associated with the development of kforce.com as well as the streamlining and automation of back office capabilities, including sales and marketing expenses, in-house technology investments and the build-out of the kforce.com fulfillment center could result in additional selling, general and administrative expenses of approximately
$25 - 30 million.

The Company is currently negotiating an additional Line of Credit facility in order to fund expenditures associated with kforce.com, additional repurchase of company stock and potential future acquisitions. While there can be no assurances in this regard, the Company believes that cash flow from operations and borrowings under the Company's Line of Credit, or other credit facilities that may become available to the Company in the future will be adequate to meet the working capital requirements of the Company's current operations for at least the next 12 months. The Company's estimates that existing resources will fund its working capital requirements and the amount of stock that the Company will actually be able to repurchase in the next 12 months are forward-looking statements that are subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

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

The Company has implemented a four step process to address Year 2000 issues consisting of assessment/overview (identify the issues); discovery (inventory, categorize, and assess business impacts and risks); conversion (make program changes, rollout new hardware, perform applications and acceptance testing, and certification), and deployment (deploy program and hardware changes, evaluate and apply lessons learned). After the Company completed the assessment/overview phase, the Company hired an independent third party to perform the discovery phase and make recommendations on the assessment of business risks. This study concluded that the greatest risks faced by the Company's Internal Systems are the hardware system that operates the telephone voicemail systems at certain locations and the Wizard NT operating system software that must be upgraded from 3.51 to 4.01 Service Pak 4. By June 30, 1999, the Company believed that it had reached 100% completion of the deployment phase of all high-risk areas.

The Company is working with key third party vendors to understand their ability to continue to provide services and products through the change to 2000. The Company intends to continue to partner with its key third party vendors to avoid any business interruptions in 2000. The Company is dependent upon its customers for sales and cash flow. The Company currently does not believe that it is subject to significant business risks related to its customers' and suppliers' Year 2000 efforts; however, if the Company's customers or vendors experience Year 2000 problems, the Company's results of operations could be materially adversely affected.

The effect of Year 2000 interruptions on the Company and our customer's operations is difficult to predict because flexible staffing could be a vehicle that the Company's customers may use to correct the effect of Year 2000 disruptions in their business. The Company will continue to monitor the status of its customers and key strategic partners as a means of determining risks and alternatives. The Company is also in the process of developing contingency plans with regards to the high risk areas described above as well as areas of medium risk which the Company believes do not have the potential of material disruption to the business.

The Company estimates that the total cost of the project will be approximately $1.3 million which includes both personnel costs related to project management, programming, and hardware and software upgrades. Of this total, approximately $1.2 million had been incurred as of September 30, 1999. The cost of the project and the estimated completion dates are based upon management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will prove accurate, and actual results could differ from those estimated if these assumptions prove inaccurate.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. The Company does not engage in trading market risk sensitive instruments for speculative or hedging purposes. The Company does not believe that changes in interest rates or foreign currency are material to its operations.


                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              27. 1 - Financial Data Schedule for the nine months ended

         September 30, 1999 (for SEC use only).


(b)      Reports:
         Romac filed no reports on Form 8-K during the quarter ended September 30, 1999.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     ROMAC INTERNATIONAL, INC.
                                            (Registrant)


                                     By: /s/ William L. Sanders
                                        ---------------------------------------
                                        William L. Sanders, Vice President,
                                        Chief Financial Officer

                                     By: /s/ Jim R. Vonier
                                        ---------------------------------------
                                        Jim R. Vonier, Chief Accounting Officer





                                        Date: November 15, 1999