Form 10-K
period 1999-12-31
ROMAC INTERNATIONAL INC
filed 2000-03-29
CIK 930420

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-26058

                           ROMAC INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

                     FLORIDA                                                              59-3264661
(State or other jurisdiction of incorporation or organization)                  (IRS Employer Identification No.)

 120 WEST HYDE PARK PLACE, SUITE 150, TAMPA, FLORIDA                                          33606
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of Registrant's voting and non-voting stock held by nonaffiliates of Registrant, as of March 20, 2000, was $552,448,063.

         The number of shares outstanding of Registrant's Common Stock as of March 20, 2000, was 44,195,845.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on May 5, 2000, are incorporated by reference into Part III of this Form.
===============================================================================

                               TABLE OF CONTENTS

    ITEM                                                                     PAGE
    ----                                                                     ----
Item 1.   Business ........................................................     3
Item 2.   Properties ......................................................    11
Item 3.   Legal Proceedings ...............................................    11
Item 4.   Submission of Matters to a Vote of Security Holders .............    11
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters .............................................    11
Item 6.   Selected Financial Data .........................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................    12
Item 8.   Financial Statements and Supplementary Data .....................    17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ........................................    17
Item 10.  Directors and Executive Officers of the Registrant ..............    18
Item 11.  Executive Compensation ..........................................    18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management ......................................................    18
Item 13.  Certain Relationships and Related Transactions ..................    18
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          10-K ............................................................    19


Index to Consolidated Financial Statements (Pages 21-40)...................    20


                                     PART I

ITEM 1.  BUSINESS

This document contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and Romac International, Inc.'s ("Romac" or the "Company") other filings with the Securities and Exchange Commission (the "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

Headquartered in Tampa, Florida, the Company was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in l995, the Company grew to 31 offices in 18 major markets. On April 20, 1998, the Company consummated a merger whereby Source Services Corporation ("Source"), a Delaware corporation, was merged into the Company pursuant to an Agreement and Plan of Merger ("the Merger Agreement") dated February 1, 1998, as amended on February 11, 1998 and April 17, 1998. The acquisition has been accounted for using the pooling of interests method of accounting; accordingly, all historical results have been restated to reflect the merger. This merger combined the strength of two organizations that shared common visions, strategies and business practices. The Company now operates through more than 95 locations in 45 markets and serves primarily clients from Fortune 1000 companies with the top ten clients representing less than 8% of revenue in 1999.

Subject to shareholder approval, the Company intends to change its name from Romac International, Inc. to kforce.com, Inc. to be consistent with its long-term goals to focus its efforts as a web-based company. During 1999, the Company launched its kforce.com website and a major advertising campaign to promote kforce.com. Effective January 31, 2000, the Company began doing business under the name kforce.com in all the markets in which it operates. The Company believes these changes have been well received by both employers and candidates.

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

The temporary staffing industry has grown rapidly in recent years as companies have utilized temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. The National Association of Temporary and Staffing Services has estimated that more than 80% of all U.S. businesses utilize temporary staffing services. According to the Staffing Industry Report, the United States temporary staffing industry grew from approximately $102 billion in revenue in 1998 to an estimated $117 billion in revenue in 1999. One of the fastest growing sectors for the Company, as well as the industry, is information technology services. Revenue for this sector has grown from an estimated $18 billion in 1998 to an estimated $22 billion in 1999 or a 22% growth over the one year period. The Company believes that professional and technical staffing within the temporary staffing industry requires longer-term, more highly-skilled personnel services and offers the opportunity for higher profitability than the clerical and light industrial staffing segments, because of the value-added nature of professional and technical personnel.

Further, the speed of communications and an increasingly competitive environment demand that companies look for methods to streamline and accelerate their hiring process for temporary positions. While Internet job posting sites have provided an immediate database pool of applicants, increasingly both individual job seekers and corporations are looking for a web-based menu of complete staffing transaction solutions that utilize the Internet to its full power and capability.

BUSINESS STRATEGY

The Company's objective is to be a nationally recognized leader in providing web-based professional specialty staffing services. The key elements of the Company's business strategy in seeking to achieve this objective include the following:

         - BUILD THE BRAND. Build and develop its kforce.com brand while educating and migrating both existing and new customers, as well as operating personnel, to an integrated web-based "hi-tech hi-touch" staffing model, utilizing kforce.com Interactive as a unique and increasingly necessary tool to be employed by its core client base. As the staffing industry evolution continues, the move toward further integration and utilization of the Internet has accelerated. Both companies and individuals are looking for on-line availability and staffing transactions. By building brand awareness through advertising and marketing initiatives for kforce.com and identifying it as the destination for web-based staffing solutions, the Company intends to foster that recognition across all the markets it serves.

         - DEVELOP A WEB-BASED STAFFING SOLUTION. The Company believes that the speed and rapid deployment and acceptance of the Internet as a competitive business tool help make it a perfect complement to professional staffing. The vast majority of professional/managerial/ technical employees as well as human resource department professionals are regular Internet users. Accordingly, the Company believes that many of its corporate customers are predisposed to employ a web-based staffing model, thereby gaining greater control over the recruitment and hiring process. With these market dynamics in place, the Company expects to allocate increasing resources toward the education and implementation of its Internet based staffing model across all of the primary markets the Company serves through its four functional business units.

         - FOCUS ON VALUE-ADDED SERVICES. The Company focuses exclusively on providing specialty staffing services to its clients, specifically in the areas of information technology, human resources, finance and accounting and operating specialties. The Company believes that providing these specialty services to its clients offers greater profitability than the clerical and light industrial sectors of the temporary staffing industry. In addition, the Company believes, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that employment growth will be greater in the Company's sectors than in the traditional clerical and light industrial sectors. The placement of highly skilled personnel requires a distinct operational knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. The Company believes its historical focus in this market, combined with management's operating expertise, provide it with a competitive advantage.

         - BUILD LONG-TERM, CONSULTATIVE RELATIONSHIPS. The Company has developed long-term relationships with its clients by providing integrated solutions to their specialty staffing requirements. The Company strives to differentiate itself by working closely with its clients to maximize their return on human assets. In addition, the Company's ability to offer a broad range of flexible personnel services coupled with its permanent placement capability, offers the client a single-source provider of specialty staffing services. This ability enables the Company to emphasize consultative rather than transactional client relationships.

         - ACHIEVE EXTENSIVE CLIENT PENETRATION. The Company's client development process focuses on repeated contacts with client employees responsible for staffing decisions. Contacts are made within numerous functional departments and at many different organizational levels within the client. The Company's operating employees are trained to develop a thorough understanding of each client's total staffing requirements. In addition, although the Company is organized functionally, its operating employees are trained and incentivized to recognize cross-selling opportunities for all of the Company's other services.

         - RECRUIT HIGH-QUALITY PROFESSIONALS. The Company places great emphasis on recruiting qualified personnel. The Company believes it has a recruiting advantage over those of its competitors that lack the ability to offer personnel flexible and permanent opportunities. Personnel seeking permanent employment frequently accept flexible assignments through the Company until a permanent position becomes available.

         - ENCOURAGE OPERATING EMPLOYEE ACHIEVEMENT. The Company's management promotes a quality-focused, results-oriented culture. Operating employees are selected based on their willingness to assume responsibility and promote the Company's philosophy. All operating employees are given numerous incentives to encourage the achievement of corporate goals. The Company fosters a team-oriented and high energy environment, celebrates the successes of its operating employees, and attempts to create a "spirited" work environment.

GROWTH STRATEGY

The Company has a two-tier growth strategy to expand its services in existing markets, increasing the reach of its full range of functional services, while providing its four functional business units with integrated web-based staffing services through kforce.com Interactive. Externally, the Company will primarily utilize its web-based staffing solutions to both enter markets where it does not have a physical presence as well as enhance existing operations. The key elements of the Company's growth strategy are as follows:

         - WEBIFY OUR STAFFING PROCESS. Integrate the kforce.com web-based staffing levels of service within each of the Company's four functional business units increasing overall transactions, while positioning the Company's capabilities to offer a full range of web-based staffing solutions to expand into new markets of opportunity. Corporations are seeking greater speed, efficiency and flexibility to meet their staffing requirements. The Company, through its web-based staffing solutions, can provide a fully integrated staffing approach, offering a full menu of unbundled services. The Company believes this approach will initially complement its more traditional staffing services providing reduced cost per hire for its corporate clients, while streamlining the overall process. At the same time, the Company believes that increasing the utilization of a web-based approach will broaden its markets, offering a value-added service to the Company's vertical business groups. This, the Company believes, will help grow overall transactions in its core markets and lead to greater overall efficiencies while providing a vehicle for brand expansion.

         -        INTRODUCE FUNCTIONAL SERVICE OFFERINGS TO EXISTING MARKETS.
                  The Company believes that a substantial opportunity exists to increase the number of service offerings within its existing markets. Further, the Company believes that through the use of kforce.com Interactive, it can now accelerate the availability of these services in many geographic markets where the Company does not have a physical presence.

         - LEVERAGE EXISTING CLIENT RELATIONSHIPS AND DEVELOP NEW CLIENTS. The Company continually identifies additional growth opportunities within existing and new clients as a result of the interrelationships among its service offerings. The Company has established goals for cross-selling and has trained and incentivized its operating employees to actively sell its full range of services, in an effort to maximize its reach into the marketplace.

         - ACQUIRE STRATEGIC BUSINESSES. The Company intends to continue to pursue the acquisition of complementary specialty staffing businesses. The Company's preference is to acquire businesses in markets in which it currently has a location or formerly maintained a franchised or licensed location, although other markets will also be explored, including markets outside the United States. The Company's primary acquisition candidates are local or regional Internet companies that offer plug-in or complementary services.

         - EXPAND MAJOR AND NATIONAL ACCOUNTS PROGRAM. The Company will continue to market its full range of services to existing and new clients in order to position itself as the preferred vendor for web-based staffing services. We particularly feel that our national account strategy is well suited for our interactive initiative. The Company believes the major accounts program enables it to further penetrate its clients by giving it greater access to key staffing decision makers, including the support of the client's purchasing and procurement team. This increased access allows the Company to achieve greater operating leverage through improved efficiencies in the marketing process. The Company has successfully secured several national agreements for professional and technical specialty staffing services. The Company intends to aggressively pursue such agreements to facilitate geographic expansion and existing market penetration.

FUNCTIONAL ORGANIZATION

Organized by function, the Company provides services in the specialty areas of information technology, finance and accounting, human resources and operating specialties. The Company has also set up a separate business unit, kforce.com Interactive, which supports the four functional groups, and works independently to manage and enhance the Company's web-based staffing technology, as well as the development of content and strategic alliances. The organization also focuses on the expansion of the Company's database of candidates, and on introducing and marketing the Company's range of services into geographic markets not fully served by the functional groups.

The combination of a growing number of available software applications, the increased complexity of such software applications, and the short supply of qualified software expertise contributed to the Company's decision to create kforce Consulting (formerly Emerging Technologies) in mid-1995. kforce Consulting retrains skilled information technology professionals in cutting edge technology solutions, particularly e-services and business-to-business, and then offers the services of those highly trained individuals to its clients. The Company believes the sophistication of these technologies, coupled with the significant unmet demand, provide an attractive opportunity for it to generate new, higher margin business, and to add value to its clients.

The functional areas are defined as:

         - INFORMATION TECHNOLOGY. Computer and Data Processing Services heads the Bureau of Labor Statistics' list of the fastest growing industries. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. The Company's Information Technology services focuses on more sophisticated areas of the information technologies (i.e., systems/applications programmers, systems analysts, e-business and networking technicians), where the shortage of personnel is the most acute.

         - FINANCE & ACCOUNTING. In its markets, the Company believes it has built a strong reputation for providing qualified finance and accounting professionals to businesses. The Company believes this reputation facilitates its recruiting and placement efforts. The Company's Finance & Accounting personnel are experienced in areas such as corporate taxation, budget preparation and analysis, financial reporting, cost analysis, and audit services. Finance & Accounting also offers its Executive Solutions service line which provides chief financial officers, controllers and other higher-level financial professionals on a contract basis for assignment lengths generally ranging from three to six months.

         - HUMAN RESOURCES. The non-core functions of a business, such as human resources, are the most likely to be outsourced. With increasing employment regulations, the administrative burden on employers is becoming more complex and more time-consuming than ever before. The Company offers flexible and permanent staffing of human resource professionals in the areas of recruiting, benefits administration, training and generalists. In addition, the Company provides outplacement, outsourcing and consulting services in this field.

         - OPERATING SPECIALTIES. This segment consists of professionals skilled in the pharmaceutical, engineering, health care, legal, life insurance and investment industries. Examples of the types of positions that would be classified in these categories are: research and regulatory personnel for pharmaceutical clients, quality engineers and assurance personnel for manufacturing companies, hospital administration and management personnel for health care companies, and management personnel for life insurance companies.

Supporting these four functional groups is a new business unit, kforce.com Interactive, which provides the technical management and operational expertise for the Company's web-based staffing solutions. The unit works closely with the functional units to integrate unbundled web-based services into existing accounts, to grow and manage the database of the Company's job candidates and to serve, through the national business center, as the primary point of sales into secondary or tertiary markets and geographic regions where it does not have a physical presence.

Once the functional challenges of the client have been identified, the Company can then consult with the client to determine its staffing and time duration requirements. The Company offers its staffing services in one of two categories: Flexible Staffing Services or Search Services.

FLEXIBLE STAFFING SERVICES

Flexible Staffing services are offered by the Company to provide personnel in the fields of information technology, finance and accounting, human resources and operating specialties. The Company currently offers flexible staffing services in all metropolitan market areas of information technology, finance and accounting, operating specialties and human resources.

         FINANCE AND ACCOUNTING. Flexible staffing offers its clients a reliable and cost-effective means of handling uneven or peak workloads caused by events such as periodic financial reporting deadlines, tax deadlines, special projects, systems conversions, and unplanned staffing fluctuations. Flexible staffing for finance and accounting meets such clients' needs with personnel who have an extensive range of accounting and financial experience, including corporate taxation, budget preparation and analysis, financial reporting, regulatory filings, payroll preparation, cost analysis, and audit services. Through the use of the Company's services, clients are able to avoid the cost and inconvenience of hiring and terminating permanent employees. Typically, the duration of assignments in the Professional Temporary Services is six to twelve weeks.

         INFORMATION TECHNOLOGY. Flexible service in information technology provides personnel on a contractual basis, which typically averages six to nine months in duration. Flexible Information Technology Services has traditionally focused on providing information systems personnel to assist clients whose needs range from mainframe environments to single work stations. Flexible information technology personnel perform a wide range of services, including software development, database design and management, system administration, end-user training and acceptance, network design and integration, information strategy development, business and systems plans, and standardization of technology and business procedures. The size and growth of the information services industry in recent years have been driven largely by rapid technological advances. These advances have included the availability of increased computing power at lower costs and the emergence of new information systems capabilities. As a result, the ability of businesses to benefit from the application of computer technology has been greatly enhanced and has been accompanied by a dramatic increase in the number of end-users. At the same time, the sophistication and complexity of the systems needed to serve these businesses and to deliver the desired benefits have greatly increased. Additionally, the need to contain costs has caused many businesses to reduce the number of personnel resulting in increased dependence upon information systems to support important functions and to improve productivity.

         The Company's base of skilled technical personnel is integral to its success. Because technical needs are diverse and technology advances occur frequently, technical talent is in high demand. As a result, flexible information technology focuses heavily on its recruiting efforts. In addition, the Company focuses on training its Information Systems personnel in sophisticated technology applications. The Company believes that building a base of skilled technical personnel who are available for assignment is as integral to its success as are its client relationships.

         OPERATING SPECIALITIES AND HUMAN RESOURCES. The Company has expanded its Flexible Staffing Services functions to include pharmaceutical, engineering, health care, legal, life insurance and investment industries and human resources personnel. Within engineering services, the Company provides a wide range of quality engineers and quality assurance personnel. Health care flexible services provides hospital administration and management personnel. Pharmaceutical flexible services provides pharmaceutical industry clients with research and regulatory personnel. Human resources provides primary contract recruiters and human resources management professionals.

         The Company's operating employees develop and maintain an active personnel inventory designed to meet the needs of its clients. To recruit qualified personnel, the Company uses targeted telephone and Internet recruiting, obtains referrals from its existing personnel and clients, and places newspaper advertisements. The Search Services' recruiting efforts complement those of Flexible Staffing Services, and the Company believes that this combination distinguishes it from its competitors. To foster loyalty and commitment from its existing personnel, the Company maintains frequent contact and offers competitive wages, benefits, flexible schedules, and exposure to a variety of working environments. The Company currently maintains a database of 1.5 million candidates.

         Flexible Staffing Services targets Fortune 1000 companies and other large organizations, with a primary focus on organizations determined to have the potential need for the Company's full range of services. In order to maximize its marketing effectiveness, the Company provides extensive training to its operating employees, which emphasizes the consulting nature of its business. The Company's operating employees develop marketing plans composed of multiple visits, frequent telemarketing activity, monthly mailings, and other actions supported through the use of the front end systems and daily staff meetings. The Company believes that these techniques and processes provide the opportunity to expand its business within its clients' organizations, solidify client relationships, and develop new clients. The Company recognizes that in some cases Flexible Staffing Services personnel will be offered permanent positions. If a client requests that personnel become permanent employees, the Company typically charges a "conversion" fee that is calculated as a percentage of the initial annual compensation.

SEARCH SERVICES

The Company provides extensive search services for professional and technical personnel. The professional skills offered by the Search Services are in the areas of information technology, finance and accounting, financial services, pharmaceutical research, health care, human resources, insurance and manufacturing.

The Company performs both contingency and retained searches. A contingency search results in payment to the Company only when personnel are actually hired by a client. The Company's strategy is to perform contingency searches only for skills it targets as its "core-businesses." Client searches that are outside a core-business area typically are at a management or executive level and require a targeted research and recruiting effort. The Company typically performs these searches as retained searches where the client pays a part of the search fee in advance and the remainder upon completion of the search. The Company's fee is typically structured as a percentage of the placed individual's first-year annual compensation.

An active database of personnel is maintained as the result of the Company's continuous recruiting efforts and reputation in the industry. In addition, operating employees locate many potential personnel as the result of referrals from the Flexible Staffing Services activities.

The Company believes that it has developed a reputation for quality search work and that it is recognized as a leader in its search specialties. To minimize the risk of changes in skill demand, the Company's marketing plan incorporates a continual review of client recruitment plans for future periods to allow for rapid changes to "in-demand" skills. The quality of the relationship with client personnel is a key component of the strategy, and the Company seeks to use consultative relationships to obtain insight into emerging growth areas. The clients targeted by the Search Services are typically the same as those targeted by the Flexible Staffing Services. This common focus is intended to contribute to the Company's objective of providing integrated solutions to its clients' personnel needs.

The Company's search business is highly specialized. Certain skills, such as finance and accounting, information technology and human resources, may be served by local offices, while other, more highly specialized operating specialties require a regional or national focus. The Company believes that a trend toward greater selectivity in its clients' hiring processes has contributed to an increased demand for its Search Services. This emphasis on quality fits well with the Company's inventory of personnel. The Company expects that the Search Services will continue to add operating specialties in the majority of markets served.

MARKETS

The Company serves 45 metropolitan markets with more than 95 locations and management of the operations is coordinated from its headquarters in Tampa. The Company's headquarters provides its offices with administrative, marketing, accounting, training, legal, and information systems support, particularly as it relates to the standardization of the operating processes of the offices.

TECHNOLOGY

The Company and Source had each developed a proprietary integrated system designed to maximize productivity and to aid in the management of its business. These systems are called "PROS" and "Wizard", respectively. PROS and Wizard are designed to be a comprehensive approach to the operation and management of a specialty staffing firm. Each system has links that update each office location's information through the use of a private network to corporate headquarters servers in Tampa and Dallas. Through the use of PROS and Wizard, market information concerning target customers is tracked and prioritized to focus marketing and development efforts. Readily available management reports indicate the frequency and nature of contact with the targeted customers to support marketing plans. By using these reports, managers provide direction and support to operating employees to ensure that customers are properly served.

Finally, PROS and Wizard help the Company manage information by passing data from the operating divisions software to the accounting software. This approach increases productivity, as data have a single point of entry and can be readily accessed by all functional areas within the Company. During 1998, the Company developed a front end browser connection to PROS and Wizard to standardize the desktop for its operating employees. The Company intends to continue to enhance its systems capabilities to streamline processes in order to improve customer servicing.

COMPETITION

The specialty staffing services industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. A number of the Company's competitors possess substantially greater resources than the Company. The Company faces substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. The Company also faces competition from national clerical and light industrial staffing firms and national and regional accounting firms that also offer certain specialty staffing services. Additionally, there are a number of "born on the web" job boards as well as traditional staffing companies developing a web component.

The Company believes that the availability and quality of its personnel, the level of service, the effective monitoring of job performance, scope of geographic service and the price of service are the principal elements of competition. The Company believes that availability of quality personnel is an especially important facet of competition. In order to attract personnel, the Company places emphasis upon its ability to provide permanent placement opportunities, competitive compensation and benefits, quality and varied assignments, and scheduling flexibility. Because personnel pursue other employment opportunities on a regular basis, it is important that the Company respond to market conditions affecting these individuals. Additionally, in certain markets the Company has experienced significant pricing pressure from some of its competitors. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that it will remain competitive.

INSURANCE

The Company maintains a fidelity bond and a number of insurance policies including general liability and automobile liability, (each with excess liability coverage), professional liability, errors and omissions, employment practices liability, worker's compensation and employers' liability. Each of these policies with aggregate coverage of up to $5.0 million cover certain liabilities that may arise from the actions or omissions of its operating employees and personnel. There can be no assurance that any of the above coverages will be adequate for the Company's needs.

OPERATING EMPLOYEES AND PERSONNEL

As of December 31, 1999, the Company and its subsidiaries employed approximately 2,500 operating employees. Additionally, as of that date, the Company had approximately 6,800 personnel on assignment providing flexible staffing services to its clients. As the employer, the Company is responsible for the operating employees and personnel payrolls and employer's share of social security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance, and other direct labor costs relating to its operating employees and personnel. The Company offers access to various insurance programs and other benefits for its operating employees and personnel. The Company has no collective bargaining agreements covering any of its operating employees or personnel, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its operating employees or personnel.

ITEM 2.  PROPERTIES

The Company owns no real estate. It leases its corporate headquarters in Tampa, Florida, as well as space for its other locations. The aggregate area of office space under leases for locations is approximately 560,000 square feet. The leases generally run from month-to-month to five years and the aggregate annual rent paid by the Company in 1999 was approximately $12.2 million. The Company believes that when its planned expansion of its corporate headquarters is completed that its facilities would be adequate for its needs and does not expect difficulty replacing such facilities or locating additional facilities, if needed, in the interim.



ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is from time to time threatened with or named as a defendant in various lawsuits, including discrimination and harassment and other similar claims. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that the Company insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. The Company is not currently involved in any litigation which it believes is material to the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999 covered by this Annual Report on Form 10-K.



                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(SM), formerly under the symbol "ROMC" and now under the symbol "KFRC". The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market.

FISCAL YEAR                                              HIGH      LOW
-----------                                            -------   -------
1998:
  First Quarter......................................  $29.750   $19.375
  Second Quarter.....................................  $32.250   $23.125
  Third Quarter......................................  $31.125   $16.125
  Fourth Quarter.....................................  $22.750   $11.750
1999:
  First Quarter......................................  $24.250   $ 6.875
  Second Quarter.....................................  $15.438   $ 6.906
  Third Quarter......................................  $ 9.750   $ 7.000
  Fourth Quarter.....................................  $15.625   $ 5.875
2000:
  First Quarter (through March 20)...................  $18.250   $10.375



         On March 20, 2000, the last reported sale for the Company's Common Stock was at $12.50. On March 20, 2000 there were approximately 171 holders of record.

         Since the Company's initial public offering, the Company has not paid any cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

                                                            YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------------
                                         1995          1996           1997            1998             1999
                                       --------      --------        --------        --------        --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Net service revenues ............    $188,374      $301,588        $479,743        $680,086        $746,632
  Direct costs of services ........      88,512       145,881         254,132         388,505         424,001
                                       --------      --------        --------        --------        --------
  Gross profit ....................      99,862       155,707         225,611         291,581         322,631
  Selling, general and
     administrative expenses ......      87,038       133,084         184,876         224,790         346,452
  Depreciation and
     amortization .................       1,111         3,238           5,794           9,507          14,514
  Merger, restructuring, and
     integration expense ..........          --            --              --          26,122              --
  Other (income) expense,
     net ..........................         (30)       (1,773)         (2,675)         (4,985)           (942)
                                       --------      --------        --------        --------        --------
  Income (loss) before taxes ......      11,743        21,158          37,616          36,147         (37,393)
  (Provision) benefit for taxes ...      (4,555)       (8,706)        (15,545)        (20,708)         13,877
                                       --------      --------        --------        --------        --------
  Net income (loss) ...............    $  7,188      $ 12,452        $ 22,071        $ 15,439        $(23,516)
                                       ========      ========        ========        ========        ========
  Net income (loss)
    per share-basic ...............    $    .25      $    .35        $    .55        $    .34        $   (.53)
                                       ========      ========        ========        ========        ========
Weighted average shares
  outstanding-basic ...............      28,309        35,312          40,471          45,410          44,781
  Net income (loss) per
     share-diluted ................    $    .25      $    .34        $    .52        $    .33        $   (.53)
                                       ========      ========        ========        ========        ========
  Weighted average shares
     outstanding-diluted ..........      29,265        36,996          42,264          47,318          44,781

                                                                    DECEMBER 31,
                                       ----------------------------------------------------------------------
                                         1995          1996           1997            1998             1999
                                       --------      --------        --------        --------        --------
BALANCE SHEET DATA:
  Working capital .................    $ 28,537      $ 95,557        $149,459        $135,348        $ 86,310
  Total assets ....................    $ 51,576      $142,112        $283,098        $333,812        $296,187
  Total long-term debt ............    $    500      $     --        $  1,260        $    461        $     --
  Shareholders' equity ............    $ 34,218      $119,221        $232,704        $255,022        $218,205


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

OVERVIEW

The Company is a provider of professional and technical specialty staffing services in 44 markets in the United States and one international market (Toronto, Canada). The Company provides its customers staffing services in the following specialties: information technology, finance and accounting, human resources and operating specialties. These services are provided through both traditional staffing channels and the Company's web-based kforce.com Interactive staffing solution. The Company believes its broad range of highly specialized services provides clients with integrated solutions to their staffing needs, allowing it to develop long-term, consultative relationships. This range of services includes search services and flexible staffing services, both professional temporary and contract. Contract services for information technology services are provided through the Company's kforce Consulting group. The Company believes its functional focus and range of service offerings generate increased placement opportunities and enhance its ability to identify, attract, retain, develop and motivate personnel and operating employees. The Company principally serves Fortune 1000 clients, with its top ten clients representing less than 8% of its revenue for 1999.

REVENUE RECOGNITION

Net service revenues consist of sales, net of credits and discounts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. The Company's policy is to replace individuals who fail to continue employment for the period of time specified in the agreements for search assignments, generally thirty to ninety days. Revenue from Search Fees is shown on the Consolidated Statement of Operations net of a reserve for candidates not remaining in employment for the guarantee period, including estimates of future deferrals related to placements made in 1999.

GROSS PROFIT

Gross profit on Flexible Billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, all costs related to Search Fees are classified as selling, general, and administrative expense.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net service revenues, certain items in the Company's consolidated statement of operations for the indicated periods:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                 1997     1998     1999
                                                 -----    -----    -----

Flexible Billings............................     74.9%    80.1%    80.6%
Search Fees..................................     25.1     19.9     19.4
                                                 -----    -----    -----
Net service revenues.........................    100.0    100.0    100.0
Gross profit.................................     47.0     42.9     43.2
Selling, general, and administrative
  expenses...................................     38.5     33.1     46.4
Income (loss) before taxes...................      7.8      5.3     (5.0)
Net income (loss) ...........................      4.6%     2.3%    (3.1)%

1999 COMPARED TO 1998

Net service revenues. Net service revenues increased 9.8% to $746.6 million in 1999 as compared to $680.1 million for the same period in 1998. This increase was composed of a $56.9 million increase in Flexible Billings and a $9.6 million increase in Search Fees for the year ended December 31, 1999 as described below.

Flexible Billings increased 10.4% to $601.5 million in 1999 as compared to $544.6 million for the same period in 1998. Approximately $41 million of this increase is a result of an increase in the number of hours billed by operations as compared to the same periods in 1998 due to the Company's continued emphasis on expanding the number of service offerings in all markets. The remaining increase, approximately $16 million, is attributable to an increase in the average billing rate for 1999.

Search fees increased 7.1% to $145.1 million in 1999 as compared to $135.5 million for the same period in 1998. This increase resulted primarily from an increase in the average fee for each search placement made during 1999 as compared to the same period in 1998. The number of search placements made in 1999 remained relatively constant compared to 1998.

Gross profit. Gross profit increased 10.6% to $322.6 million in 1999 as compared to $291.6 million in 1998. Gross profit as a percentage of net service revenues increased to 43.2% in 1999 as compared to 42.9% for the same period in 1998. The increase in gross profit percentage was a result of the improvement in margins on Flexible Billings attributable to higher average billing rates. This increase was partially offset by the continuing change in the Company's business mix between Flexible Billings and Search Fees. Revenues from Flexible Billings, which have traditionally lower gross margins than Search Fees, increased to 80.6% of the Company's net service revenues in 1999 as compared to 80.1% for the same period in 1998.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 54.1% to $346.5 million in 1999 as compared to $224.8 million for the same period in 1998. Selling, general and administrative expenses as a percentage of net service revenues increased to 46.4% in 1999 compared to 33.1% for the same period in 1998. The increase as a percentage of net service revenues resulted from several strategic initiatives adopted by management during the first half of 1999. These included: i) the development, deployment, advertising and other related expenses for the Company's online interactive career management and recruitment resource, kforce.com Interactive, ii) activities to re-engineer and streamline back office operations, and iii) investments in future growth, including leadership development, increasing the number of sales consultants, buildout of a national service center, and further development of educational services, kforce Consulting and operating specialties.

Merger, restructuring and integration expense. There was no merger, restructuring and integration expense in 1999, compared to $26.1 million in 1998. The 1998 expenses were related to the merger with Source in April 1998 and the restructuring charges incurred in connection with the merger. Merger, restructuring and integration expenses consisted of $8.2 million of direct costs related to the merger and $17.9 million related to restructuring and integration.

Depreciation and amortization expense. Depreciation and amortization expense increased 52.7%, to $14.5 million for 1999 as compared to $9.5 million for the same period in 1998. Depreciation and amortization expense as a percentage of net service revenue increased to 1.9% for 1999 as compared 1.4% for the same period in 1998. The increase as a percentage of net service revenues for 1999 as compared to the same period in 1998 is primarily due to additional depreciation on the new technology platform implemented at certain Source locations in the second half of 1998 and to additional goodwill amortization due to earnout buyouts negotiated in 1999.

Other (income) expense. Other (income) expense decreased 81.1% in 1999 to $0.9 million as compared to $5.0 million for the same period in 1998. The decrease during 1999 compared to the same period in 1998 is due to a decrease in investment income resulting from increased cash requirements for funding operations and for the Company's repurchase of common stock.

Income (loss) before taxes. The loss before taxes was $37.4 million for 1999 as compared to income before taxes of $36.1 million for the same period in 1998, primarily as a result of the increase in selling, general and administrative expenses discussed above.

Provision for (benefit from) income taxes. The income tax benefit for 1999 was $13.9 million compared to a provision of $20.7 million for the same period in 1998. The effective tax benefit rate was 37.1% in 1999 as compared to an effective provision rate of 57.3% in 1998. The decrease in the effective tax rate in 1999 as compared to 1998 was primarily due to the Company's net loss position in 1999 and to certain non-deductible merger related expenses in 1998 which were not present in 1999.

Net income (loss). The net loss was $23.5 million for 1999 compared to net income of $15.4 million for the same period in 1998. This decrease was primarily due to the increase in selling, general and administrative expenses discussed above, which were partially offset by the 1998 merger, restructuring, and integration expenses and the decrease in the effective tax rate as a result of the non-deductible merger related expenses in 1998.

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

Gross profit. Gross profit increased 29.3% to $291.6 million in 1998 as compared to $225.6 million in 1997. Gross profit as a percentage of net service revenues decreased to 42.9% in 1998 as compared to 47.0% for the same period in 1997. This decrease was a result of the continuing change in the Company's business mix whereby revenues from Flexible Billings, which have traditionally lower gross margins than Search Fees, increased to 80.1% of the Company's net service revenues in 1998 as compared to 74.9% for the same period in 1997.

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

Merger, restructuring and integration expense. Merger, restructuring and integration expense were $26.1 million in 1998. There was no merger, restructuring and integration expense for 1997. The 1998 expense was related to the merger with Source in April 1998, and associated restructuring charges incurred as a result of the merger. Merger, restructuring and integration expenses consisted of $8.2 million of direct costs related to the merger and $17.9 million related to restructuring and integration.

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

Other (income) expense. Other (income) expense increased 85.2% in 1998 to $5.0 million as compared to approximately $2.7 million for the same period in 1997. The increase during 1998 is due to interest earned on the investment of the proceeds from the November 1997 stock offering.

Income before taxes. Income before taxes decreased 4.0% to $36.1 million for 1998 as compared to $37.6 million for the same period in 1997, primarily as a result of the merger, restructuring and integration expenses discussed above.

Provision for income taxes. The provision for income taxes increased 33.5% to $20.7 million for 1998 compared to $15.5 million for the same period in 1997. The effective tax rate was 57.3% in 1998 as compared to approximately 41.2% in 1997. The increase in the effective tax rates in 1998 as compared to 1997 was due to certain non-deductible merger related expenses.

Net income. Net income decreased 30.3% to $15.4 million for 1998 compared to $22.1 million for the same period in 1997. This decrease was primarily due to the merger, restructuring and integration expenses explained above and the increase in the effective tax rate as a result of non-deductible merger related expense.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company's sources of liquidity included approximately $7.9 million in cash and cash equivalents and approximately $78.4 million in additional net working capital. In addition, as of December 31, 1999, there were no amounts outstanding under the Company's $30 million Revolving Line of Credit Loan Agreement (the "Line of Credit"), although the Company did borrow against the Line of Credit at various times during 1999. The Line of Credit expires on March 31, 2000 and amounts outstanding under it accrue interest at an annual rate equal to 65 basis points above the 90-day London Interbank Offering Rate ("LIBOR"). The Company is currently negotiating for a new line of credit facility in order to fund expenditures associated with operations, additional repurchase of Company stock and potential future acquisitions. In addition, the Company is pursuing various lease financing alternatives for the construction of its new Tampa headquarters building.

During the year ended December 31, 1999, cash flow used in operations was approximately $26.7 million, resulting primarily from the net loss, the non-cash tax benefit resulting from the loss, an increase in accounts receivable and a decrease in operating payroll liabilities. These were partially offset by non-cash expenses (depreciation, amortization and bad debt provision) and an increase in accounts payable and accrued liabilities.

During 1999, cash flow used in investing activities was approximately $11.0 million, resulting primarily from the Company's use of $16.8 million for capital expenditures and approximately $6.0 million in cash for settlement of earnout provisions on previous acquisitions, offset by $12.0 million received from the sale of short-term investments.

For the year of 1999, cash flow used in financing activities was approximately $23.0 million, resulting primarily from the use of $15.1 million for the purchase of treasury stock and $10.1 million in payments on notes related to prior years' acquisitions.

On March 11, 1999, the Company announced that its board of directors had authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. If additional shares of stock are repurchased, there may be a material impact on the Company's cash flow requirements in the next twelve months. During 1999, a total of approximately 1.9 million shares were repurchased at an average purchase price of $7.78 per share. Subsequent to December 31, 1999, less than 200,000 additional shares have been repurchased.

The Company believes that cash flow from operations and borrowings under its Line of Credit, or other credit facilities that may become available to the Company in the future will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, there is no assurance that the Company will be able to obtain financing in amounts sufficient to meet its operating requirements or at terms which are satisfactory and which allow the Company to remain competitive. The Company's estimate of the period that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.


YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather that four to define the applicable year. Computer programs or hardware that fail to recognize dates beyond 1999 could result in system failures, miscalculations and other problems. The Company has experienced no problems with its computer systems since the beginning of 2000 but will continue to monitor the systems to assess whether any problems develop. In addition, the Company has not experienced any significant problems in the exchange of data or the processing of transactions with business partners (both vendors and clients) with whom it has material business relationships. The Company incurred approximately $1.3 million in expenses related to assessing and remedying any Year 2000 problems and upgrading computer systems, but does not expect to incur any additional material expenses related to Year 2000 issues going forward.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. The Company does not engage in trading market risk sensitive instruments for speculative or hedging purposes. The Company does not believe that changes in interest rates or foreign currency are material to its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto and the report of PricewaterhouseCoopers LLP, the Company's independent accountants, are set forth on the pages indicated in Item 14.

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

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as part of this Report:

          1. FINANCIAL STATEMENTS. The consolidated financial statements, and related notes thereto, of the Company with the independent auditors' report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 20 of this report.


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

               Schedules not listed in the Index to Consolidated Financial Statements and Schedules have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

          3.   EXHIBITS. See Item 14(c) below.



     (b)  REPORTS ON FORM 8-K.


          (i) Report on Form 8-K, filed November 19,1999, relating to the proposed name change of the Company to kforce.com, Inc.



     (c) EXHIBITS. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this report.



     (d)  FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                           ROMAC INTERNATIONAL, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        Page
                                                                                        ----
Independent Auditors' Report ........................................................    21

Consolidated Financial Statements:
  Consolidated Balance Sheets - December 31, 1999 and 1998 ..........................    22
  Consolidated Statements of Operations and Comprehensive Income - Years ended
    December 31, 1999, 1998 and 1997 ................................................    23
  Consolidated Statements of Cash Flows - Years ended
    December 31, 1999, 1998 and 1997 ................................................    24
  Consolidated Statements of Changes in Shareholders' Equity - Years ended
    December 31, 1999, 1998 and 1997 ................................................    25
  Notes to Consolidated Financial Statements ........................................    27

Financial Statement Schedule:
  Schedule II - Calculation and Qualifying Accounts .................................    42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Romac International, Inc.




     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Romac International, Inc., and its subsidiaries ("the Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida
February 8, 2000

                           ROMAC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                  -------------------------
                                                                    1999             1998
                                                                  ---------       ---------
                                                                          (IN 000'S)

                          ASSETS

Current Assets:
  Cash and cash equivalents ................................      $   7,919       $  68,821
  Short-term investments ...................................             --          12,000
  Trade receivables, net of allowance for doubtful accounts
     of $4,417 and $5,762, respectively ....................        112,545         114,144
  Receivables from related parties, current ................             --             384
  Income tax receivables ...................................         23,038              --
  Deferred tax asset .......................................          3,546           5,702
  Prepaid expenses and other current assets ................          3,669           3,658
                                                                  ---------       ---------
          Total current assets .............................        150,717         204,709
Receivables from related parties, less current portion .....            960           1,721
Furniture and equipment, net ...............................         27,758          19,869
Other assets, net ..........................................         21,060          14,003
Goodwill, net of accumulated amortization of $9,452 and
     $5,790, respectively ..................................         95,692          93,510
                                                                  ---------       ---------
          Total assets .....................................      $ 296,187       $ 333,812
                                                                  =========       =========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and other accrued liabilities ...........      $  24,180       $   9,260
  Accrued payroll costs ....................................         31,922          41,070
  Bank overdrafts ..........................................          5,824              --
  Current portion of capital lease obligations .............            481             743
  Current portion of payables to related parties ...........          2,000          10,144
  Accrued merger, restructuring, and integration ...........             --           4,931
  Income taxes payable .....................................             --           3,213
                                                                  ---------       ---------
          Total current liabilities ........................         64,407          69,361
Capital lease obligations, less current portion ............             --             461
Deferred tax liability, non current ........................             --              96
Payables to related parties, less current portion ..........             --           2,000
Other long-term liabilities ................................         13,575           6,872
                                                                  ---------       ---------
          Total liabilities ................................         77,982          78,790
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, $0.01 par; 15,000 shares authorized, none
     issued and outstanding ................................             --              --
  Common stock, $0.01 par; 250,000 shares authorized, 46,687
     and 46,408 issued, respectively .......................            467             464
  Additional paid-in capital ...............................        187,262         185,300
  Cumulative translation adjustment ........................           (170)             21
  Retained earnings ........................................         46,646          70,162
  Less reacquired shares at cost; 2,613 and 677 shares,
         respectively ......................................        (16,000)           (925)
                                                                  ---------       ---------
          Total shareholders' equity .......................        218,205         255,022
                                                                  ---------       ---------
          Total liabilities and shareholders' equity .......      $ 296,187       $ 333,812
                                                                  =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME



                                                       YEARS ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1999        1998        1997
                                                   ---------   ---------   ---------
                                                   (IN 000'S, EXCEPT PER SHARE DATA)

Net service revenues.............................  $746,632    $680,086    $479,743
Direct costs of services.........................   424,001     388,505     254,132
                                                   --------    --------    --------
Gross profit.....................................   322,631     291,581     225,611
Selling, general and administrative expenses.....   346,452     224,790     184,876
Merger, restructuring and integration expense....        --      26,122          --
Depreciation and amortization....................    14,514       9,507       5,794
Other (income) expense:
  Dividend and interest income...................    (1,639)     (5,224)     (3,077)
  Interest expense...............................       423         216         308
  Other (income) expense, net....................       274          23          94
                                                   --------    --------    --------
(Loss) income before income taxes................   (37,393)     36,147      37,616
Benefit (provision) for income taxes.............    13,877     (20,708)    (15,545)
                                                   --------    --------    --------
Net (loss) income................................  $(23,516)    $15,439    $ 22,071
                                                   ========    ========    ========
Comprehensive (loss) income:
  Foreign currency translation...................      (191)         63         (21)
                                                   --------    --------    --------
Comprehensive (loss) income......................  $(23,707)   $ 15,502    $ 22,050
                                                   ========    ========    ========
Net (loss) income per share:
     Basic.......................................  $   (.53)   $    .34    $    .55
                                                   ========    ========    ========
     Diluted.....................................  $   (.53)   $    .33    $    .52
                                                   ========    ========    ========
Weighted average shares:
     Basic.......................................    44,781      45,410      40,471
                                                   ========    ========    ========
     Diluted.....................................    44,781      47,318      42,264
                                                   ========    ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                         1999              1998            1997
                                                       --------         ---------       ---------
                                                                        (IN 000'S)
Cash flows from operating activities:
  Net (loss) income ...............................      $(23,516)      $  15,439       $  22,071
  Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
     Depreciation and amortization ................        14,514           9,507           5,794
     Provision for fallouts and losses on accounts
       and notes receivable .......................         9,768           4,049           4,271
     Deferred taxes ...............................           347          (2,742)           (891)
     Loss on asset sales/disposals ................           419           1,604              --
  (Increase) decrease in operating assets:
     Trade receivables, net .......................        (8,169)        (33,464)        (34,921)
     Notes receivable from franchisees ............            --              82             155
     Prepaid expenses and other current assets ....           (43)         (1,108)         (1,037)
     Other assets, net ............................        (7,281)         (5,833)         (2,487)
  Increase (decrease) in operating liabilities:
     Accounts payable and other accrued
       liabilities ................................        14,920           1,229           2,512
     Accrued payroll costs ........................        (9,148)         12,932          13,048
     Bank overdrafts ..............................         5,824              --              --
     Accrued merger, restructuring, and integration
       expense ....................................        (4,931)          4,931              --
     Income taxes .................................       (26,129)             29           4,621
     Other long-term liabilities ..................         6,703           4,284           1,201
                                                         --------       ---------       ---------
          Cash (used in) provided by operating
            activities ............................       (26,722)         10,939          14,337
                                                         --------       ---------       ---------
Cash flows from investing activities:
     Capital expenditures, net ....................       (16,779)        (11,820)         (6,690)
     Acquisitions, net of cash acquired and payment
       on earnout provisions ......................        (6,039)        (23,593)        (52,127)
     Proceeds from sale of furniture and equipment            176              --           1,706
     Proceeds from the sale of short-term
       investments ................................        12,000              --             833
     Premiums paid for cash surrender value of life
       insurance policies .........................          (391)         (3,292)         (1,485)
     Purchase of short-term investments ...........            --         (10,047)         (1,906)
                                                         --------       ---------       ---------
          Cash used in investing activities .......       (11,033)        (48,752)        (59,669)
                                                         --------       ---------       ---------
Cash flows from financing activities:
     Payments on capital lease obligations ........          (723)           (787)           (535)
     Payments on notes payable to related parties .       (10,144)             --             (23)
     Payments on notes receivable from related
       parties ....................................         1,143             164              52
     Issuance of notes receivable from related
       parties ....................................            --            (746)           (600)
     Proceeds from issuance of common stock .......            --              --          86,515
     Proceeds from exercise of stock options ......         1,843           6,271           3,210
     Repurchase of treasury stock Plan ............       (15,075)             --              (1)
                                                         --------       ---------       ---------
          Cash (used in) provided by
              financing activities ................       (22,956)          4,902          88,618
                                                         --------       ---------       ---------
Increase(decrease) in cash and cash equivalents ...       (60,711)        (32,911)         43,286
Cumulative translation adjustment .................          (191)             63             (21)
                                                         --------       ---------       ---------
Cash and cash equivalents at beginning of year ....        68,821         101,669          58,404
                                                         --------       ---------       ---------
Cash and cash equivalents at end of year ..........      $  7,919       $  68,821       $ 101,669
                                                         ========       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                   (IN 000'S)


                                                   COMMON           ADDITIONAL   CUMULATIVE     STOCK
                                                    STOCK             PAID-IN   TRANSLATION  SUBSCRIPTION
                                                                      CAPITAL    ADJUSTMENT   RECEIVABLE
                                               Shares    Amounts


SHAREHOLDERS' EQUITY:

Balance at December 31, 1996 ............      34,635      $ 346     $  87,182       $  (21)     $ (13)
Issuance of common stock ................       4,577         46        86,468           --         --
3-for-2 stock split .....................       5,184         52           (52)          --         --
Exercise of stock options ...............       1,079         11         3,199           --         --
Tax benefit of employee stock options ...          --         --         1,696           --         --
Payments on stock subscription receivable          --         --            --           --         13
Foreign currency translation adjustment .          --         --            --          (21)        --
Net income ..............................          --         --            --           --         --
                                               ------      -----     ---------       ------      -----
Balance at December 31, 1997 ............      45,475        455       178,493          (42)        --

Exercise of stock options ...............         933          9         6,262           --         --
Tax benefit of employee stock options ...          --         --           545           --         --
Foreign currency translation adjustment .          --         --            --           63         --
Net income ..............................          --         --            --           --         --
                                               ------      -----     ---------       ------      -----
Balance at December 31, 1998 ............      46,408        464       185,300           21         --

Exercise of stock options ...............         279          3         1,840           --         --
Tax benefit of employee stock options ...          --         --           122           --         --
Foreign currency translation adjustment .          --         --            --         (191)        --
Net income (loss) .......................          --         --            --           --         --
Repurchase of common stock ..............          --         --            --           --         --
                                               ------      -----     ---------       ------      -----
Balance at December 31, 1999 ............      46,687      $ 467     $ 187,262       $ (170)     $  --
                                               ======      =====     =========       ======      =====


The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                              CONTINUED (IN 000'S)


                                               RETAINED         REACQUIRED
                                               EARNINGS            STOCK                  TOTAL

                                                             Shares       Amounts


SHAREHOLDERS' EQUITY:

Balance at December 31, 1996 ............      $ 32,652         677      $   (925)      $ 119,221
Issuance of common stock ................            --          --            --          86,514
3-for-2 stock split .....................            --          --            --              --
Exercise of stock options ...............            --          --            --           3,210
Tax benefit of employee stock options ...            --          --            --           1,696
Payments on stock subscription receivable            --          --            --              13
Foreign currency translation adjustment .            --          --            --             (21)
Net income ..............................        22,071          --            --          22,071
                                               --------       -----      --------       ---------
Balance at December 31, 1997 ............        54,723         677          (925)        232,704

Exercise of stock options ...............            --          --            --           6,271
Tax benefit of employee stock options ...            --          --            --             545
Foreign currency translation adjustment .            --          --            --              63
Net income ..............................        15,439          --            --          15,439
                                               --------       -----      --------       ---------
Balance at December 31, 1998 ............        70,162         677          (925)        255,022

Exercise of stock options ...............            --          --            --           1,843
Tax benefit of employee stock options ...            --          --            --             122
Foreign currency translation adjustment .            --          --            --            (191)
Net income (loss) .......................       (23,516)         --            --         (23,516)
Repurchase of common stock ..............            --       1,936       (15,075)        (15,075)
                                               --------       -----      --------       ---------
Balance at December 31, 1999 ............      $ 46,646       2,613      $(16,000)      $ 218,205
                                               ========       =====      ========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                           ROMAC INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN 000'S EXCEPT PER SHARE DATA)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

ROMAC International, Inc. (the "Company") is a provider of professional and technical specialty staffing services in more than 95 locations in 45 markets in the United States. The Company provides its customers value-added staffing services in the following specialties: Information Technology, Finance and Accounting, Human Resources and Operating Specialties. These services are provided through both traditional staffing channels and the Company's web-based kforce Interactive staffing solution. The Company provides flexible staffing services on both a professional temporary and contract basis and provides search services on both a contingency and retained basis. The Company principally serves Fortune 1000 clients.

On November 17, 1999, the Board of Directors approved a resolution to change the Company's name to kforce.com, Inc., subject to approval by the Company's shareholders at the next annual meeting. Effective January 31, 2000, the Company is operating as Romac International, Inc. d/b/a kforce.com.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Romac International, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

STOCK SPLIT/DIVIDEND

The Company declared a two-for-one stock split effected as a 100% stock dividend on its common stock on October 3, 1997. All share-related data in these consolidated financial statements have been adjusted retroactively to give effect to these events as if they had occurred at the beginning of the earliest period presented.

PUBLIC OFFERINGS

The Company completed a secondary offering of 4,577 shares of common stock on October 17, 1997. The proceeds of $86,515, net of underwriters' discounts and other offering costs, were being used to finance business acquisitions and for general working capital purposes.

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

CASH AND CASH EQUIVALENTS

The Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

INVESTMENTS

Investments in mutual funds and common stock have been classified as available for sale and, as a result, are stated at fair market value. Mutual funds available for current operations are classified in the balance sheet as short-term investments while investments in common stock are included in other assets. Unrealized holding gains and losses are included as a component of shareholders' equity until realized. At December 31, 1999 and 1998, there were no unrealized gains or losses.

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases which range from three to seven years.

REVENUE RECOGNITION

Net service revenues consist of sales, net of credits and discounts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. The Company's policy is to replace individuals who fail to continue employment for the period of time specified in the agreements for search assignments, generally thirty to ninety days. Revenue from Search Fees is shown on the Consolidated Statement of Operations net of a reserve for candidates not remaining in employment for the guarantee period, including estimates of future deferrals related to placements made in 1999.

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

STOCK BASED COMPENSATION

The Company has elected to continue accounting for stock based compensation under the intrinsic value method of accounting for stock based compensation as provided under APB No. 25 and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

SELF-INSURANCE

The Company offered an employee benefit program for certain employees through September 30, 1998 and offers a program for all eligible employees effective October 1, 1998 for which it is self-insured for a portion of the cost. The Company is liable for claims up to $125 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments and Hedging Activities. In June 1998,
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contractors (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the Statement of Financial Position and be measured at fair value. The Company does not believe adoption of this standard will have a material impact on its financial performance or reporting and expects to adopt this standard during the year ending December 31, 2000.

EARNINGS PER SHARE

Under Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and other potentially dilutive securities.

Options that were outstanding, but were antidilutive and therefore were excluded from the computation of diluted shares totaled 5,289, 1,207 and 158 shares of common stock, for 1999, 1998 and 1997, respectively, at option prices ranging from $ 0.980 to $30.063 share in 1999, $24.125 to $30.063 per share in 1998 and $16.13 to $20.63 per share in 1997. The options, which expire on various dates ranging from July 2004 to October 2009, were still outstanding at December 31, 1999.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform with the 1999 presentation.

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

2.  FURNITURE AND EQUIPMENT

Major classifications of furniture and equipment and related asset lives are summarized as follows:


                                                              DECEMBER 31,
                                                           -----------------
                                             USEFUL LIFE    1999      1998
                                             -----------   -------   -------

Furniture and equipment....................   5-7 years    $20,436   $14,058
Computer equipment.........................   3-5 years     24,342    16,450
Airplane...................................     5 years      1,889     1,746
Leasehold improvements.....................  lease term      2,746     1,559
                                                           -------   -------
                                                            49,413    33,813
Less accumulated depreciation and
  amortization.............................                 21,655    13,944
                                                           -------   -------
                                                           $27,758   $19,869
                                                           =======   =======


Included in computer equipment is approximately $2,600 subject to a noncancelable capital lease commitment with a three-year term commencing on July 1, 1997.

3.  ACQUISITIONS

Goodwill and intangible assets totaled $95,692 and $93,510 at December 31, 1999 and 1998, respectively. Goodwill is amortized on a straight-line basis over a fifteen to thirty year period and intangible assets are amortized over the life of the employment agreement (five to eight years). Management periodically reviews the potential impairment of goodwill in order to determine the proper carrying value of goodwill as of each balance sheet date presented. Goodwill amortization expense was $3,857, $3,212 and $1,469 for the years ended December 31, 1999, 1998 and 1997, respectively.

FOR THE YEAR ENDED DECEMBER 31, 1999

In January 1999, the Company acquired substantially all of the assets of Network Training Solutions, Science Solutions, Inc. and Technology Consulting Group for an aggregate purchase price of approximately $5,100. During 1999, the Company also settled earnout provisions on certain prior acquisitions for approximately $1,300. These amounts have been recorded as purchase price consideration and are included in goodwill.

FOR THE YEAR ENDED DECEMBER 31, 1998

The Company completed its merger with Source Services Corporation ("Source") on April 20, 1998, in a transaction accounted for as a pooling of interests. Accordingly, all historical results have been restated to reflect the combined results for the Company and Source for all periods presented. The common stock of Source was converted to shares of the Company using a 1.1351 ratio.

There were no purchased acquisitions by the Company during the year ended December 31, 1998. However, the Company settled the earnout provisions on certain prior acquisitions for $18,500 (see also Note 9). During 1998, approximately $23,593 of earnout provisions related to prior acquisitions were paid. These amounts have been recorded as additional purchase price consideration and are included in goodwill.

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

The Company has accounted for all acquisitions, except for the Source transaction, using the purchase method of accounting. The results of these purchased companies' operations have been included with those of the Company from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of the beginning of 1997. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transaction had occurred on the dates indicated or the expected financial position or results of operations in the future.




                                                                 1997
                                                             -----------
                                                             (UNAUDITED)

Net service revenue........................................   $514,850
Gross profit...............................................    235,067
Income before income taxes.................................     37,793
Net income.................................................     22,060
Earnings per share -- Basic................................   $    .55
                   -- Diluted..............................   $    .52

4.  OTHER ASSETS

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------

Cash surrender value of life insurance policies.............  $10,435  $ 5,572
Capitalized software, net of amortization...................    8,294    7,128
Deferred tax asset - Noncurrent portion.....................    1,711       --
Other.......................................................      620    1,303
                                                              -------   ------
                                                              $21,060  $14,003
                                                              =======   ======

The cash surrender value of life insurance policies relates to policies maintained on key employees used to fund deferred compensation agreements with a cash surrender value of $10,435 and $5,114 at December 31, 1999 and 1998, respectively, and key man life insurance on officers with a cash surrender value of $458 at December 31, 1998.

During 1997, the Company began the development and implementation of new computer software to enhance performance of the accounting and operating systems. Direct internal and external costs subsequent to the preliminary stage of this project are being capitalized and classified as other assets. Capitalized software development costs are amortized over the estimated useful life of the software (typically three years) using the straight-line method.

5.  LINE OF CREDIT AND CAPITAL LEASE OBLIGATION


                                                                DECEMBER 31,
                                                              ---------------
                                                               1999     1998
                                                              ------   ------

Obligation under capital lease with quarterly payments of
  principal and interest at 8.3% through June 2000..........  $  481   $1,204
Less current maturities.....................................     481      743
                                                              ------   ------
                                                              $   --   $  461
                                                              ======   ======

The Company has an unsecured line of credit agreement that provides for up to $30,000 of working capital to the Company for general corporate purposes. This agreement matures on March 31, 2000 and bears interest at up to 150 basis points above the average rate at which deposits in U.S. dollars were offered in the London Interbank Market. This agreement contains restrictive covenants which require the maintenance of certain financial ratios. No amounts were outstanding under the line at either December 31, 1999 or 1998.

The Company is currently negotiating for a new line of credit.

6.  MERGER, RESTRUCTURING AND INTEGRATION EXPENSES

In connection with the Source merger, $26,122 of one-time merger, restructuring, and integration related expenses were identified and recorded in 1998. These charges included direct merger costs of approximately $8,265, which consisted of professional fees and other transaction costs associated with the merger, approximately $4,606 of severance and other termination-related costs to be incurred in connection with anticipated staff reductions, $5,885 costs in connection with consolidation of certain office facilities and related equipment, and approximately $7,366 in other merger and integration related expenses.

At December 31, 1999 and 1998, the remaining accrued expenses balance associated with the above charge were $-0- and $4,931, respectively, of which approximately $2,744 related to severance and other termination-related costs, approximately $1,631 related to the consolidation of certain office facilities and related equipment and approximately $556 related to other merger and integration related expenses at December 31, 1998.

7.  INCOME TAXES

The benefit (provision) for income taxes consists of the following:

                                                YEARS ENDED DECEMBER 31,
                                              ----------------------------
                                               1999       1998      1997
                                              -------  --------- ---------
Current:
  Federal...................................  $13,252  $(19,156) $(13,156)
  State.....................................      972    (4,294)   (3,281)
  Deferred..................................     (347)    2,742       892
                                              -------   -------   -------
                                              $13,877  $(20,708) $(15,545)
                                              =======  ========  ========

The benefit (provision) for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                      ------------------
                                                      1999   1998   1997
                                                      ----   ----   ----
                                                       %      %      %

Federal income tax rate............................. (35.0)  35.0   35.0
State income taxes, net of federal tax benefit......  (5.0)   5.0    5.5
Non-deductible items................................   1.8   16.1    1.0
Goodwill amortization...............................   1.0    1.2     .3
Other...............................................    .1    -      (.5)
                                                      ----   ----   ----
Effective tax rate.................................. (37.1)  57.3   41.3



Nondeductible items consist primarily of the direct costs of the Source merger and the portion of meals and entertainment expenses which are not deductible for tax purposes.

Deferred income tax assets and liabilities shown on the balance sheet are comprised of the following:

                                                           DECEMBER 31,
                                                     -----------------------
                                                      1999            1998
                                                     -------         -------
Deferred taxes, current:
  Assets
     Allowance for bad debts ................        $ 1,426         $ 2,270
     Accrued liabilities ....................          2,154           3,432
                                                     -------         -------
                                                       3,580           5,702
  Liabilities
     Accrued liabilities ....................            (34)             --
                                                     -------         -------
     Net deferred tax asset, current ........        $ 3,546         $ 5,702
                                                     =======         =======
Deferred taxes, non-current:
  Assets
     Deferred compensation ..................        $ 5,600         $ 2,710
     Deferred rent ..........................            968              --
                                                     -------         -------
                                                       6,568           2,710
  Liabilities
     Depreciation and amortization ..........         (4,857)         (2,806)
                                                     -------         -------
     Net deferred tax asset (liability),
     non-current ............................        $ 1,711         $   (96)
                                                     =======         =======

A valuation allowance on the net deferred tax assets has not been recorded due to the presence of taxable income in years available for carryback and management's expectation that it is more likely than not that deferred tax assets will be realized in future periods.

At December 31, 1999, the Company had a net operating loss of approximately $32,900. It is expected that the entire net operating loss will be carried back to prior years for refund of income taxes paid in those years. Further, the Company had state net operating losses of approximately $34,700. Of this amount, approximately $14,800 is expected to be carried back to prior years for refund of income taxes paid in those years, and approximately $19,900 will be carried forward to be offset against future state taxable income. The state tax net operating loss carryforward expires in varying amounts through 2014.

8.  RELATED PARTIES

RECEIVABLES FROM RELATED PARTIES

Receivables from related parties are summarized as follows:

                                                              DECEMBER 31,
                                                        ----------------------
                                                          1999           1998
                                                        -------        -------
Receivables from officers and shareholders .....        $   960        $ 1,644
Other related party receivables ................             --            461
                                                        -------        -------
                                                            960          2,105
Less current maturities ........................             --            384
                                                        -------        -------
                                                        $   960        $ 1,721
                                                        =======        =======

Receivables from officers and shareholders include non interest bearing receivables for premiums paid on split dollar life insurance policies. Repayment terms on the remaining unsecured receivables range from one to two years at rates of 8% to 9%.


PAYABLES TO RELATED PARTIES

Notes payable to related parties include the following:

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                     1999            1998
                                                                    -------         ------
Notes payable due in annual installments through March
  2000 relating to contingent purchase price
  adjustments on previous acquisitions (see Note 3) ........        $ 2,000        $12,144
Less current maturities ....................................          2,000         10,144
                                                                    -------        -------
                                                                    $    --        $ 2,000
                                                                    =======        =======


RELATED PARTY TRANSACTIONS

In March 1999, the Company guaranteed a note payable by one of its officers. At December 31, 1999, the balance of this note was approximately $1,779. During 1999, consulting services totaling $595 were provided to the Company by a company owned by the spouse of the Chairman of the Board. Also during 1999, an aircraft charter company owned 100% by the Chairman of the Board provided charter services to the Company in the amount of $125. The Company billed the aircraft charter company $35 for the use of the Company's airplane in 1999. Similar agreements for consulting services and aircraft usage have been entered into for 2000. During 1998, the Company purchased an airplane at cost for $1,746 from the Chairman's charter company. The Company also had a consulting agreement with a company affiliated with one of its outside board members. Services under this agreement were completed by December 1998 at an aggregate cost of approximately $187. The Company has operating leases with related parties as discussed in Note 12.


9.  EMPLOYEE BENEFIT PLANS

401(k) SAVINGS PLAN

The Company has a qualified defined contribution 401(k) plan covering substantially all full-time employees. The plan offers a savings feature and Company matching contributions. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of this plan are held in trust for the sole benefit of employees.

Prior to the merger, Source merged its profit sharing plan and 401(k) plan ("Source plan") effective October 1, 1997. The Source plan covered all active participants who were participating in either the previous 401(k) plan or profit sharing plan or those employees who met the Source Plan's requirements for eligibility. This plan was merged with the Company's 401(k) plan ("the Plan") effective July 1, 1998. At December 31, 1999 and 1998, the Plan held 1,772 and 2,303, respectively, of the Company's stock, representing approximately 4.0% and 5.0%, respectively of the Company's outstanding shares. Employer contributions to the 401(k) plans totaled $892, $1,609 and $2,084 in 1999, 1998 and 1997, respectively.

Prior to their mergers into the Company, certain franchisees had separate qualified defined contribution 401(k) plans covering substantially all full-time employees of the subsidiaries. No employer matching contributions were made for these plans for the years ended December 31, 1999, 1998 and 1997. Employees of these franchisees are now covered under the Company's plan described above.

EMPLOYEE STOCK PURCHASE PLAN

During 1996, Source enacted an Employee Stock Purchase Plan. This plan allowed employees to purchase stock at the current market price through payroll deductions, without paying commissions on purchases. Only Source employees hired prior to April 20, 1998 were eligible to participate in the Employee Stock Purchase Plan. There was no waiting period for enrollment prior to April 20, 1998.

Subsequent to December 31, 1999 the Company placed into effect a new Employee Stock Purchase Plan which had been approved during 1999 and which allows employees to purchase stock at a 15% discount from market prices and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. This plan replaces the prior Source plan.


DEFERRED COMPENSATION PLAN

The Company has a non-qualified deferred compensation plan pursuant to which eligible officers and highly compensated key employees may elect to defer part of their compensation to later years. The Company accrues interest and discretionary Company matching contributions. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment, and at December 31, 1999 and 1998, aggregated $14,001 and $6,773, respectively. The Company has insured the lives of the participants in the deferred compensation program to assist in the funding of the deferred compensation liability. The cash surrender value of these Company-owned life insurance policies, $10,435 and $5,114 at December 31, 1999 and 1998, respectively, is included in other assets. Compensation expense of $1,938, $825 and $234 was recognized for the plan for the years ended December 31, 1999, 1998 and 1997, respectively.

SPLIT DOLLAR LIFE INSURANCE

In 1995, the Company entered into split dollar and cross-purchase split dollar life insurance agreements with several officers and their estates whereby the Company pays a portion of the life insurance premiums on behalf of the officers and their estates. The Company has been granted a security interest in the cash value and death benefit of each policy equal to the amount of the cumulative premium payments made by the Company. The intent of these agreements was to, in the event of an officer's death, provide liquidity to pay estate taxes and to provide surviving officers with the ability to purchase shares from a deceased officer's estate, minimizing the possibility of a large block of the Company's common shares being put on the open market to the potential detriment of the Company's market price and to allow the Company to maintain a concentration of voting power among its officers. During 1999, the Company decided to cancel these policies.

Premiums paid to date that have not been recovered from policy cancellations and which are included in related party receivables were $760 and $1,298 at December 31, 1999 and 1998, respectively.

10.  STOCK OPTION PLANS

During 1994, the Company established an employee incentive stock option plan which authorized the issuance to employees of options to purchase common stock. During 1996, this plan was amended to increase the number of shares of common stock that may be issued under the plan to 6,000 to allow persons other than employees to participate in the plan, to allow incentives in the form of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock to be awarded under the plan and to effect a change in the plan name to the Romac International, Inc. Stock Incentive Plan. During 1997, the Plan was amended to increase the number of shares of common stock that may be issued under the Plan to 9,000.

During 1995, the Company established a non-employee director stock option plan which authorized the issuance to non-employee directors of options to purchase common stock. The maximum number of shares of common stock that can be issued under this plan is 400.

Prior to the merger, Source had an incentive stock option plan for eligible employees of Source and a non-employee director option plan. Effective with the merger, all stock options previously granted and outstanding under these plans were exchanged for approximately 638 of the Company's stock options.

A summary of the Company's stock option activity is as follows:

                                                          NON-                               WEIGHTED           WEIGHTED
                                        EMPLOYEE        EMPLOYEE                              AVERAGE           AVERAGE
                                       INCENTIVE        DIRECTOR                              EXERCISE        FAIR VALUE
                                      STOCK OPTION    STOCK OPTION                           PRICE PER        OF OPTIONS
                                         PLAN             PLAN              TOTAL              SHARE            GRANTED
                                      ------------    ------------         ------            ---------        ----------
Outstanding as of
  December 31, 1996 ..........            4,299             120             4,419             $ 6.74
  Granted ....................            1,279              71             1,350             $13.05            $ 5.88
  Exercised ..................           (1,078)             --            (1,078)            $ 2.98
  Forfeited ..................             (304)             --              (304)            $10.91
                                         ------            ----            ------
Outstanding as of
  December 31, 1997 ..........            4,196             191             4,387             $ 9.36
  Granted ....................            1,899             101             2,000             $25.71            $10.86
  Exercised ..................             (933)             --              (933)            $ 6.75
  Forfeited ..................             (587)             --              (587)            $15.54
                                         ------            ----            ------
Outstanding as of
  December 31, 1998 ..........            4,575             292             4,867             $15.84
  Granted ....................            2,353              60             2,413             $ 7.68            $ 7.73
  Exercised ..................             (342)             --              (342)            $ 5.26
  Forfeited ..................           (1,522)           (127)           (1,649)            $19.19
                                         ------            ----            ------
Outstanding as of
  December 31, 1999 ..........            5,064             225             5,289             $11.76
                                         ======            ====            ======

  Exercisable at
     December 31:
     1999 ....................            1,535             127             1,662
     2000 ....................              847              42               889
     2001 ....................            1,322              38             1,360
     2002 ....................            1,321              18             1,339
     2003 ....................               39              --                39

     Options granted during each of the three years ended December 31, 1999 have vesting requirements ranging from three to four years. Options expire at the end of ten years from the date of grant.

     The following table summarizes information about employee and director stock options :

                                                   OPTIONS OUTSTANDING
                                      --------------------------------------------
                                                         WEIGHTED
                                          NUMBER         AVERAGE         WEIGHTED
                                      OUTSTANDING AT    REMAINING         AVERAGE
                                       DECEMBER 31,    CONTRACTUAL       EXERCISE
 RANGE OF EXERCISE PRICES             1999 (SHARES)    LIFE (YEARS)      PRICE ($)
 ------------------------             --------------   ------------      ---------
$ 0.980 - $ 1.490 .......                  66               5.2            $ 1.33
$ 4.188 - $ 8.845 .......               2,897               8.5            $ 7.03
$ 9.565 - $12.180 .......                 737               5.9            $11.34
$12.875 - $18.060 .......                 571               7.5            $14.08
$18.938 - $24.375 .......                 529               7.7            $22.29
$26.125 - $31.500 .......                 489               7.8            $27.72
                                        -----
                                        5,289               7.9            $11.76
                                        =====

                                                      OPTIONS EXERCISABLE
                                                -------------------------------
                                                     NUMBER           WEIGHTED
                                                 EXERCISABLE AT       AVERAGE
                                                  DECEMBER 31,        EXERCISE
 RANGE OF EXERCISE PRICES                        1999 (SHARES)        PRICE ($)
 ------------------------                       --------------        ---------
$ 0.980 - $ 1.490 ...............                      66             $  1.34
$ 4.188 - $ 8.845 ...............                     556             $  5.77
$ 9.565 - $12.180 ...............                     569             $ 11.50
$12.875 - $18.060 ...............                     248             $ 14.18
$18.938 - $24.375 ...............                     115             $ 22.13
$26.125 - $31.500 ...............                     108             $ 27.74
                                                    -----
                                                    1,662             $ 11.37
                                                    =====

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net income and net income per share would have been as follows:

                                                   YEARS ENDED
                                                   DECEMBER 31,
                                          -----------------------------
                                            1999       1998       1997
                                          --------   -------    -------
Net income:
  As Reported ..........................  $(23,516)  $15,439    $22,071
     Compensation expense per SFAS
       123 .............................   (11,113)   (6,100)    (3,786)
     Tax benefit, pro forma ............       890       532        456
                                          --------   -------    -------
                                          $(33,739)  $ 9,871    $18,741
                                          ========   =======    =======

Net income per share:

  Basic:
     As Reported .......................  $   (.53)  $   .34    $   .55
     Pro forma .........................  $   (.75)  $   .22    $   .46
  Diluted:
     As reported .......................  $   (.53)  $   .33    $   .52
     Pro forma                            $   (.75)  $   .21    $   .44


The fair value of each option is estimated on the date of grant using the minimum value method with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for all three periods; risk-free interest rates of 4.95%-5.74% for options granted during the year ended December 31, 1999, 4.77%-5.71% for options granted during the year ended December 31, 1998 and 5.85%-7.03% for options granted during the year ended December 31, 1997; a weighted average expected option term of 5 - 6 years for 1999, 4-7 years for 1998 and 4-10 years for 1997; and a volatility factor of 45.59% for 1999, 40.69% for 1998 and 35.12% for 1997.

Tax benefits resulting from the disqualifying dispositions of shares acquired under the Company's employee incentive stock option plan reduced taxes currently payable by $122 and $545 in 1999 and 1998, respectively.
These tax benefits are credited to additional paid-in-capital.

11.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space for use as its headquarters under an operating lease with monthly payments of $31 expiring in 2001 from a related party. The Company also leases office space for one of its operating locations from a related party at an annual rental of $74 subject to adjustment as defined through December 31, 2000. The Company leases other space and various equipment under operating leases expiring at various dates with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Future minimum lease payments under operating leases are summarized as follows:
2000, $12,911; 2001, $9,519; 2002, $5,730; 2003, $4,214; 2004, $1,950; $1,313
thereafter.

Rental expense under all operating leases was $12,187, $10,226 and $7,155 for 1999, 1998 and 1997, respectively.

NONCANCELABLE PROCESSING COMMITMENT

The Company has an agreement with a third party processor ("Processor") who previously provided certain services for some of the Company's franchised and licensed temporary placement operations. The cost of such services was a percentage of gross billings as defined within the agreement. Pursuant to certain contract termination provisions, the Company would have been required to pay $500 in the event of early termination of such agreement. The agreement continues in effect until the aggregate of all amounts actually collected and paid to the Processor from September 1, 1985 exceeds $5,000. Since the Company no longer uses the services provided under the agreement, the remaining balance due was accrued at December 31, 1999. The cumulative amounts accrued under the agreement were $5,000, $4,482 and $4,373 as of December 31, 1999, 1998 and 1997, respectively.

LITIGATION

The Company is involved in litigation in the ordinary course of business which will not, in the opinion of management, have a material effect on the results of operations or financial condition of the Company.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain executive officers which provide for minimum compensation, salary and continuation of certain benefits for a two year period under certain circumstances. The agreements also provide for a payment of two times their annual salary if a change in control (as defined) of the Company occurs and include a covenant against competition with the Company which extends for one year after termination for any reason. The Company's liability at December 31, 1999 would have been approximately $1,870 in the event of a change in control or if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts.

12.  SUPPLEMENTAL CASH FLOWS INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                YEARS ENDED DECEMBER 31,
                                              --------------------------
                                                1999      1998     1997
                                              -------   -------   ------
Notes payable issued in settlement of
  contingent purchase price of previous
  Acquisitions .............................  $    --   $11,100   $ 5,640
Capital lease transaction ..................  $    --   $    --   $ 2,526
Cash paid during the year for:
  Interest .................................  $   423   $   216   $   308
  Income taxes .............................  $12,027   $19,905   $12,862


13.  SEGMENT ANALYSIS (UNAUDITED)

In 1998, the Company adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach of determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Beginning in 1997, Romac revised its organizational structure to provide internal reporting following its four functional service offerings, including: Information Technology, Finance and Accounting, Human Resources and Operating Specialties.

The Company only generates information on sales and gross profit on a functional basis, as such; asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the US.

Information concerning operations in these segments of business is as follows:

                                INFORMATION   FINANCE &      HUMAN     OPERATING
                                TECHNOLOGY    ACCOUNTING   RESOURCES   SPECIALTY    TOTAL
                                -----------   ----------   ---------   ---------   --------
1999
  Sales ......................   $448,640      $205,646     $18,317     $74,029    $746,632
  Gross Profit ...............    175,117       114,321       6,191      27,002     322,631
1998
  Sales ......................   $431,921      $191,086     $17,575     $39,504    $680,086
  Gross Profit ...............    169,429       104,765       5,672      11,715     291,581
1997
  Sales ......................   $296,914      $154,594     $11,524     $16,711    $479,743
  Gross Profit* ..............

* Due to the Company's 1998 merger with Source Services and due to the fiscal 1997 change to a functional based organization, it is impracticable to recreate comparable data for this period.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       QUARTER ENDED
                                         -----------------------------------------
                                          MAR 31     JUN 30    SEPT 30     DEC 31
                                         --------   --------   --------   --------
Fiscal 1999
  Net service revenues ................  $184,095   $189,390   $191,707   $181,440
  Gross profit ........................    78,832     81,208     82,215     80,376
  Net income (loss) ...................     9,128        332        904    (33,880)
  Net income (loss) per share-basic ...  $    .20   $    .01   $    .02   $   (.77)
  Net income (loss) per
     share-diluted ....................  $    .20   $    .01   $    .02   $   (.77)

Fiscal 1998
  Net service revenues ................  $155,402   $166,321   $174,361   $184,002
  Gross profit ........................    67,101     72,984     74,179     77,317
  Net income ..........................     6,249     (3,688)     6,192      6,686
  Net income per share-basic...........  $    .14   $   (.08)  $    .14   $    .15
  Net income per share-diluted.........  $    .13   $   (.08)  $    .13   $    .15

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Romac International, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 8, 2000 appearing in this Form 10-K of Romac International, Inc. also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida
February 8, 2000

                                                                    SCHEDULE II

                           ROMAC INTERNATIONAL, INC.

                            VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES
                             SUPPLEMENTAL SCHEDULE


       COLUMN A            COLUMN B             COLUMN C            COLUMN D      COLUMN E
       --------          -------------   -----------------------   ----------   -------------
                                         CHARGED TO   CHARGED TO
                          BALANCE AT     COSTS AND      OTHER                    BALANCE AT
      DESCRIPTION        BEGINNING OF     EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
      -----------        -------------   ----------   ----------   ----------   -------------
Allowance Reserve......  1997    3,207      4,271                     2,055         5,423
                         1998    5,423      4,049                     3,710         5,762
                         1999    5,762      9,768                    11,113         4,417

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ROMAC INTERNATIONAL, INC.

Date: March 28, 2000                          By:    /s/ DAVID L. DUNKEL
                                                -------------------------------
                                                        David L. Dunkel
                                                     Chairman of the Board,
                                                  Chief Executive Officer and
                                                             Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 28, 2000                  By: /s/ DAVID L. DUNKEL
                        ----------------------------------------------------
                                            David L. Dunkel
                                Director and Chief Executive Officer

Date: March 28, 2000                   By: /s/ WILLIAM L. SANDERS
                        ----------------------------------------------------
                                           William L. Sanders
                                Vice President, Chief Financial Officer

Date: March 28, 2000                    By: /s/ JOHN N. ALLRED
                        ----------------------------------------------------
                                           John N. Allred
                                              Director

Date: March 28, 2000                    By: /s/ W.R. CAREY, JR.
                        ----------------------------------------------------
                                          W.R. Carey, Jr.
                                              Director

Date: March 28, 2000                By: /s/ RICHARD M. COCCHIARO
                        ----------------------------------------------------
                                        Richard M. Cocchiaro
                                     Vice President and Director

Date: March 28, 2000                    By: /s/ WAYNE EMIGH
                        ----------------------------------------------------
                                            Wayne Emigh
                                              Director

Date: March 28, 2000                     By: /s/ TODD MANSFIELD
                        ----------------------------------------------------
                                          Todd Mansfield
                                              Director

Date: March 28, 2000                  By: /s/ HOWARD W. SUTTER
                        ----------------------------------------------------
                                          Howard W. Sutter
                                     Vice President and Director

Date: March 28, 2000                  By: /s/ GORDON TUNSTALL
                        ----------------------------------------------------
                                          Gordon Tunstall
                                              Director

Date: March 28, 2000                    By: /s/ KARL VOGELER
                        ----------------------------------------------------
                                            Karl Vogeler
                                              Director

                                 EXHIBIT INDEX


SEQUENTIAL
EXHIBIT NO.                           DESCRIPTION                              PAGE
-----------                           -----------                              ----

    3.1       Amended and Restated Articles of Incorporation(1)                  --
    3.2       Amended and Restated Bylaws(1)                                     --
    4.1       $30,000,000 Revolving Line of Credit Agreement between
              NationsBank, National Association and Romac International,
              Inc. dated September 11, 1997(2)                                   --
    4.2       Rights Agreement, dated October 28, 1998, between Romac
              International, Inc. and State Street Bank and Trust Company
              as Rights Agent(3)                                                 --
   10.1       Employment Agreement, dated as of March 1, 1997, between the
              Company and David L. Dunkel(4)                                     --
   10.2       Employment Agreement, dated as of March 1, 1997, between the
              Company and Howard W. Sutter(4)                                    --
   10.3       Employment Agreement, dated as of March 1, 1997, between the
              Company and Peter Dominici(4)                                      --
   10.4       Employment Agreement, dated as of March 1, 2000, between the
              Company and David L. Dunkel                                        45
   10.5       Employment Agreement, dated as of March 1, 2000, between the
              Company and William L. Sanders                                     62
   10.6       1999 Romac International, Inc. Employee Stock Purchase Plan        79
   21.1       List of subsidiaries of the Company                                86
   23.1       Consent of PricewaterhouseCoopers LLP                              87
   27.1       Financial Data Schedule (for SEC use only)                         88

-------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.
(2) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-26058), filed March 17, 1998.

(3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), dated October 29, 1998.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-26058), filed March 28, 1997.