Form 10-Q
period 2000-03-31
ROMAC INTERNATIONAL INC
filed 2000-05-11
CIK 930420

 ===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q

             (MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

As of May 9, 2000 the registrant had 44,211,410 shares of common stock, $.01 par value per share, issued and outstanding.


===============================================================================

ITEM 1.  FINANCIAL STATEMENTS


                           ROMAC INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2000            1999
                                                                                    ----            ----
                                                                                 (UNAUDITED)
                                    Assets:
Current Assets:
Cash and cash equivalents                                                          $  1,808      $  7,919
Trade receivables, net of allowance for doubtful accounts of $5,122 and
  $4,417, respectively                                                              131,746       112,545
Income tax receivable                                                                24,608        23,038
Receivables from related parties, current                                                52            --
Deferred tax asset, current                                                           3,546         3,546
Prepaid expenses and other current assets                                             2,985         3,669
                                                                                   --------      --------
Total current assets                                                                164,745       150,717


Receivables from related parties, less current portion                                  958           960
Furniture and equipment, net                                                         26,181        27,758
Other assets, net                                                                    21,279        21,060
Goodwill, net of accumulated amortization of $10,059 and $9,452, respectively        95,840        95,692
                                                                                   --------      --------
Total assets                                                                       $309,003      $296,187
                                                                                   ========      ========

                     Liabilities and Shareholders' Equity:


Current Liabilities:
Accounts payable and other accrued liabilities                                     $ 18,150      $ 24,180
Accrued payroll costs                                                                38,817        31,922
Bank overdrafts                                                                       4,840         5,824
Income taxes payable                                                                     78            --
Current portion of capital lease obligations                                            277           481
Current portion of payables to related parties                                           --         2,000
                                                                                   --------      --------
Total current liabilities                                                            62,162        64,407

Bank line of credit                                                                  16,462            --
Capital lease obligations, less current portion                                          --            --
Other long-term liabilities, less current portion                                    14,448        13,575
                                                                                   --------      --------
Total liabilities                                                                    93,072        77,982
                                                                                   --------      --------
Commitments and contingencies                                                            --            --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and
  outstanding                                                                            --            --
Common stock, par value $.01; 250,000 shares authorized, 46,888 and 46,687
  issued and outstanding, respectively                                                  469           467
Additional paid-in-capital                                                          189,270       187,262
Retained earnings                                                                    44,251        46,646
Cumulative translation adjustment                                                      (175)         (170)
Less reacquired stock at cost; 2,751 and 2,613 shares, respectively                 (17,884)      (16,000)
                                                                                   --------      --------
Total shareholders' equity                                                          215,931       218,205
                                                                                   --------      --------
Total liabilities and shareholders' equity                                         $309,003      $296,187
                                                                                   ========      ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      THREE MONTHS ENDED
                                                                                   MARCH 31,     MARCH 31,
                                                                                     2000          1999
                                                                                     ----          ----
                                                                                  (UNAUDITED)   (UNAUDITED)

Net service revenues                                                               $195,063      $184,095
Direct costs of services                                                            106,862       105,263
                                                                                   --------      --------
Gross profit                                                                         88,201        78,832

Selling, general and administrative expenses                                         89,310        61,558
Depreciation and amortization expense                                                 3,704         2,436
Other (income) expense, net                                                            (683)         (765)
                                                                                   --------      --------
(Loss) income before income taxes                                                    (4,130)       15,603

Provision for (benefit from) income taxes                                            (1,735)        6,475
                                                                                   --------      --------
Net (loss) income                                                                  $ (2,395)     $  9,128
                                                                                   ========      ========
Comprehensive (loss) income:
   Foreign currency translation                                                          (5)           --
                                                                                   --------      --------
Comprehensive (loss) income                                                        $ (2,400)     $  9,128
                                                                                   ========      ========

Net (loss) income per share- Basic                                                 $   (.05)     $    .20
                                                                                   ========      ========
Weighted average shares outstanding- Basic                                           44,182        45,701
                                                                                   ========      ========
Net (loss) income per share- Diluted                                               $   (.05)     $    .20
                                                                                   ========      ========
Weighted average shares outstanding- Diluted                                         44,182        46,492
                                                                                   ========      ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ROMAC INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                   MARCH 31,       MARCH 31,
                                                                                     2000            1999
                                                                                     ----            ----
                                                                                  (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
Net (loss) income                                                                  $ (2,395)     $  9,128
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                      3,704         2,436
   Provision for losses on accounts and notes receivable                                 --           356
   Loss on asset sales/disposals                                                          1            --
(Increase) decrease in operating assets:
   Trade receivables, net                                                           (19,200)      (14,338)
   Prepaid expenses and other current assets                                            663          (386)
   Other assets, net                                                                    332          (191)
Increase (decrease) in operating liabilities:
   Accounts payable and other accrued liabilities                                    (6,030)       (1,961)
   Accrued payroll costs                                                              6,895       (16,574)
   Bank overdrafts                                                                     (984)           --
   Accrued merger, restructuring and integration expense                                 --        (2,550)
   Income taxes                                                                      (1,362)        2,913
   Other long-term liabilities                                                          874         1,063
                                                                                   --------      --------
      Cash used in operating activities                                             (17,502)      (20,104)
                                                                                   --------      --------
Cash flows from investing activities:
   Capital expenditures                                                              (1,114)       (4,067)
   Acquisitions, net of cash acquired and earnout settlements                        (1,155)       (8,543)
   Proceeds from sale of furniture and equipment                                         14            --
   Proceeds from the sale of short-term investments                                      --        12,000
   Increase in cash surrender value of life insurance policies                         (602)       (1,449)
                                                                                   --------      --------
      Cash used in investing activities                                              (2,857)       (2,059)
                                                                                   --------      --------

Cash flows from financing activities:
   Proceeds from bank line of credit                                                 16,462            --
   Payments on capital lease obligations                                               (205)         (225)
   Payments on notes payable to related parties                                      (2,000)           --
   Payments on receivables from related parties                                          --             6
   Issuance of notes receivable from related parties                                     --          (200)
   Proceeds from exercise of stock options                                            1,880           697
   Repurchase of treasury stock                                                      (1,884)       (6,153)
                                                                                   --------      --------
      Cash provided by (used in) financing activities                                14,253        (5,875)
                                                                                   --------      --------
Decrease in cash and cash equivalents                                                (6,106)      (28,038)
Cumulative translation adjustment                                                        (5)           --
Cash and cash equivalents at beginning of period                                      7,919        68,821
                                                                                   --------      --------
Cash and cash equivalents at end of period                                         $  1,808      $ 40,783
                                                                                   ========      ========
Supplemental Cash Flows Information Cash paid (received) during the period for:
      Income taxes                                                                 $   (243)     $  3,580
      Interest                                                                           86            --

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

         ROMAC INTERNATIONAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2000
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)


                                                COMMON         ADDITIONAL  CUMULATIVE     RETAINED      REACQUIRED
                                                STOCK           PAID-IN    TRANSLATION    EARNINGS         STOCK            TOTAL
                                                                CAPITAL    ADJUSTMENT
                                           Shares   Amounts                                          Shares    Amounts
 SHAREHOLDERS' EQUITY:
 Balance at December 31, 1999              46,687     $467     $ 187,262     $ (170)     $  46,646   2,613    $(16,000)   $218,205
 Exercise of stock options                    201        2         1,878                                                     1,880
 Tax benefit of employee stock options                               130                                                       130
 Foreign currency translation adjustment                                         (5)                                            (5)
 Net loss                                                                                   (2,395)                         (2,395)
 Repurchase of common stock                                                                            138      (1,884)     (1,884)
                                           ------     ----     ---------     ------       --------   -----    --------    --------
 Balance at March 31, 2000                 46,888     $469     $ 189,270     $ (175)      $ 44,251   2,751    $(17,884)   $215,931
                                           ======     ====     =========     ======       ========   =====    ========    ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

      ROMAC INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1999 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Self-insurance. The Company offers an employee benefit program for all eligible employees for which it is self-insured for a portion of the cost. The Company is liable for claims up to $125 per claim and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

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

Earnings Per Share. Options to purchase 6,266,092 and 42,800 shares of common stock were not included in the computation of diluted earnings per share during the three months ended March 31, 2000 and 1999, respectively, because these options were anti-dilutive.

NOTE B -- SEGMENT ANALYSIS

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

For the three months ended March 31, 2000 and 1999:

                   Information   Finance &      Human     Operating
                   Technology    Accounting   Resources   Specialty       TOTAL
                   -----------   ----------   ---------   ---------       -----
2000
  Sales             $108,746      $57,269      $5,346      $23,702      $195,063
  Gross Profit        44,119       33,046       1,811        9,225        88,201
1999
  Sales              116,035       49,847       4,592       13,621       184,095
  Gross Profit        44,732       27,606       1,399        5,095        78,832

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

Results of Operations

The following table sets forth certain items in the Company's consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:


                                                  Three months ended March 31,
                                                      2000         1999
                                                      ----         ----
Flexible billings                                     76.7%        80.7%
Search Fees                                           23.3         19.3
Net service revenues                                 100.0        100.0
Gross profit                                          45.2         42.8
Selling, general, and administrative expenses         45.8         33.4
Income (loss) before taxes                            (2.1)         8.5
Net income (loss)                                     (1.2)         4.9


Results of Operations for each of the Three Months Ended March 31, 2000 and
1999.

Net service revenues. Net service revenues increased 6.0% to $195.1 million for the three months ending March 31, 2000 as compared to $184.1 million for the same period in 1999. The increase was comprised of a $1.1 million increase in Flexible Billings and a $9.9 million increase in Search Services for the three months ending March 31, 2000, as described below.

Flexible Billings increased 0.7% to $149.7 million for the three months ending March 31, 2000 as compared to $148.6 million for the same period in 1999. The increase in Flexible Billings in 2000, as compared to the same period in 1999 is primarily attributable to an increase in average billing rates. Total hours billed remained relatively constant from year to year.

Search Services increased 28.0% to $45.4 million for the three months ended March 31, 2000 as compared to $35.5 million for the same period in 1999. The increase resulted from increases in both the number of placements made and the average fee for placements. The number of placements increased almost 15%, while the average fee per placement increased almost 12%.

Gross profit. Gross profit increased 11.9% to $88.2 million during the three months ended March 31, 2000 as compared to $78.8 million for the same period in 1999. Gross profit as a percentage of net service revenues increased to 45.2% in 2000 as compared to 42.8% for the same period in 1999. The increase was attributable to the increase in higher margin Search Services as a percent of total revenues from 19.3% in 1999 to 23.3% in 2000. This was slightly offset by a decrease in the gross margin on Flexible Billings from 29.1% in 1999 to 28.5% in 2000. This decrease is primarily due to a decrease during 2000 in the Flexible Billing revenue generated by the Company's Information Technology group which generally has a higher gross profit percentage than other groups.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 45.1% to $89.3 million for the three months ended March 31, 2000 as compared to $61.6 million for the same period in 1999. Selling, general and administrative expenses as a percentage of net service revenues increased to 45.8% in 2000 compared to 33.4% in 1999. The increase in selling, general and administrative expense as a percentage of net service revenues in the three months ended March 31, 2000 resulted from 1) increased advertising and marketing related to the Company's efforts to expand its brand-name recognition and increase the exposure of its online interactive career management and recruitment resource 2) investments in future growth, including leadership development, increasing the number of sales consultants and development of educational services, emerging technologies and operating specialties and 3) restructuring of its back office operations.

Depreciation and amortization expense. Depreciation and amortization expense increased 52.1% to $3.7 million for the three months ended March 31, 2000 compared to $2.4 million for the same period in 1999. Depreciation and amortization expense as a percentage of net service revenues increased to 1.9% for 2000, as compared to 1.3% for 1999. The increase as a percentage of net service revenues for 2000 as compared to 1999 is due primarily to depreciation on computer hardware purchased during 1999 and additional goodwill amortization on 1999 acquisitions and earnout buyouts which were negotiated during 1999.

Other (income) expense, net. Other (income) expense, net, decreased 10.7% for the three months ended March 31, 2000 compared to the same period in 1999. The decrease in other income during 2000 as compared to 1999 was due to a decrease in interest income and an increase in interest expense resulting from the increase in cash requirements to fund operations and for the Company's repurchases of common stock.

Income Before Taxes. Income before taxes decreased 126.5% for the three months ended March 31, 2000 to a loss before taxes of $4.1 million, as compared to income before taxes of $15.6 million for the same period in 1999, primarily as a result of the increase in selling, general and administrative expenses, as discussed above.

Provision for income taxes. Provision for income taxes decreased 126.8% to a tax benefit of $1.7 million for the three months ended March 31, 2000 compared to expense of $6.5 million for the same period in 1999. The effective tax rate was 42.0% for the three months ended March 31, 2000 compared to 41.5% for the same period in 1999.

Net Income. Net income decreased 126.2% to a net loss of $2.4 million in the three months ended March 31, 2000 as compared to a net income of $9.1 million for the same period in 1999 primarily as a result of the factors discussed above related to selling, general and administrative expenses, which were partially offset by the income tax benefit recognized as a result of the pre-tax loss.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's sources of liquidity included $1.8 million in cash and cash equivalents, and $100.8 million in additional net working capital. In addition, as of March 31, 2000, there was $16.5 million outstanding on the Company's $30 million Revolving Line of Credit Agreement with Bank of America, N.A. (the "Line of Credit"). The Line of Credit was originally scheduled to expire on March 31, 2000. The expiration date was extended by mutual agreement and on April 5, 2000, the Company signed a commitment letter (the "Commitment") with Bank of America for a new Senior Credit Facility (the "Facility"). The Commitment requires that the documentation for the Facility be completed and the agreement closed by May 15, 2000. The Commitment provides for a maximum revolving credit facility of $35 million (based on the Company's eligible receivables). Under the terms of the Commitment prepayments on the Facility are allowed at any time, with any remaining unpaid balance on the Facility due two years from closing. Borrowings under the Facility are to be secured by all of the assets of the Company and its subsidiaries. Interest rates on the outstanding balance of the Facility is to be calculated based on
(i) the London Interbank Offered Rate ("LIBOR") plus (ii) from 1.75% to 3.00% based on certain financial ratios of the Company. Commitment fees payable by the Company in connection with the Facility also vary with these financial ratios. The terms of the Commitment also include certain financial covenants related to quarterly minimum requirements for EBITDA, fixed charge coverage ratio and tangible net worth and maximum requirements for leverage ratio. There are also certain limitations on investments and acquisitions, dividends and repurchases of the Company's stock. In addition, the Company is pursuing various lease financing alternatives for the construction of a new Tampa headquarters building.

During the three months ended March 31, 2000, cash flow used by operations was $17.5 million, resulting primarily from an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities, partially offset by an increase in accrued payroll costs. The increase in accounts receivable reflects the increased volume of business during the first three months of 2000. The decrease in accounts payable and other accrued liabilities and the increase in accrued payroll costs are primarily due to the timing of payment of these liabilities.

For the three months ended March 31, 2000, cash flow used in investing activities was $2.9 million, resulting primarily from the Company's use of approximately $1.2 million for contingent earnout payments on prior acquisitions and $1.1 million for capital expenditures.

During the three months ended March 31, 2000, cash flow provided by financing activities was $14.3 million primarily from $16.5 million of borrowing under the Company's Line of Credit, offset by $2.2 million in payments on notes and capital lease obligations.

On March 11, 1999, the Company announced that its board of directors had authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. If additional shares of stock are repurchased, there may be a material impact on the Company's cash flow requirements in the next twelve months. As of March 31 and May 9, 2000, the Company has repurchased approximately 2.1 million shares for approximately $17.0 million.

The Company believes that cash flow from operations and borrowings under its Line of Credit, or other credit facilities that may become available to the Company in the future will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, there is no assurance (i) that the Company will be able to obtain financing in amounts sufficient to meet its operating requirements or at terms which are satisfactory and which allow the Company to remain competitive, or (ii) that the Company will be able to meet the financial covenants contained in the Commitment Letter for the new Senior Credit Facility. The Company's estimate of the period that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

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


ITEM 1.  LEGAL PROCEEDINGS
         None


ITEM 2.  CHANGES IN SECURITIES
         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              27.1 - Financial Data Schedule for the three months ended March 31, 2000 (for SEC use only).


         (b)  Reports:
              Romac filed no reports on Form 8-K during the quarter ended March 31, 2000.


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





                                        Date: May 11, 1999