Form 10-Q
period 2000-06-30
KFORCE COM INC
filed 2000-08-10
CIK 930420

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30. 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         ------------------------------

                         COMMISSION FILE NUMBER 0-26058

                                kforce.com, Inc.
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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 9, 2000 the registrant had 42,909,019 shares of common stock, $.01 par value per share, issued and outstanding.


===============================================================================

ITEM 1. FINANCIAL STATEMENTS

kforce.com, Inc.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS) (UNAUDITED)

                                                                                           JUNE 30,    DECEMBER 31,
                                                                                             2000          1999
                                                                                           --------    ------------
                                                                                         (UNAUDITED)

                                    Assets:

Current Assets:
Cash and cash equivalents                                                                  $  1,209      $  7,919
Trade receivables, net of allowance for doubtful accounts of $5,550 and
  $4,417, respectively                                                                      128,218       112,545
Income tax receivable                                                                        14,002        23,038
Deferred tax asset, current                                                                   3,546         3,546
Prepaid expenses and other current assets                                                     5,484         3,669
                                                                                           --------      --------
Total current assets                                                                        152,459       150,717

Receivables from related parties, less current portion                                          958           960
Furniture and equipment, net                                                                 24,624        27,758
Other assets, net                                                                            23,387        21,060
Goodwill, net of accumulated amortization of $11,085 and $9,452, respectively                94,881        95,692
                                                                                           --------      --------
Total assets                                                                               $296,309      $296,187
                                                                                           ========      ========

                        Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                                                  $   17,120      $   24,180
Accrued payroll costs                                                                               34,289          31,922
Bank overdrafts                                                                                      4,370           5,824
Income taxes payable                                                                                 1,320              --
Current portion of capital lease obligations                                                            --             481
Current portion of payables to related parties                                                          --           2,000
                                                                                                ----------      ----------
Total current liabilities                                                                           57,099          64,407

Bank line of credit                                                                                  5,537              --
Capital lease obligations, less current portion                                                         --              --
Other long-term liabilities, less current portion                                                   14,452          13,575
                                                                                                ----------      ----------
Total liabilities                                                                                   77,088          77,982
                                                                                                ----------      ----------

Commitments and contingencies                                                                           --              --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding                  --              --
Common stock, par value $.01; 250,000 shares authorized,
  46,960 and 46,687 issued and outstanding, respectively                                               470             467
Additional paid-in-capital                                                                         190,334         187,262
Retained earnings                                                                                   46,058          46,646
Cumulative translation adjustment                                                                     (236)           (170)
Less reacquired stock at cost; 2,679 and 2,613 shares, respectively                                (17,405)        (16,000)
                                                                                                ----------      ----------
Total shareholders' equity                                                                         219,221         218,205
                                                                                                ----------      ----------
Total liabilities and shareholders' equity                                                      $  296,309      $  296,187
                                                                                                ==========      ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

kforce.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                           2000            1999            2000            1999
                                                        ----------      ----------      ----------      ----------
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

Net service revenues                                    $  197,661      $  189,390      $  392,724      $  373,485
Direct costs of services                                   106,043         108,182         212,905         213,445
                                                        ----------      ----------      ----------      ----------
Gross profit                                                91,618          81,208         179,819         160,040

Selling, general and administrative expenses                85,381          77,721         174,691         139,279
Depreciation and amortization expense                        3,744           2,785           7,448           5,221
Other (income) expense, net                                   (586)           (293)         (1,269)         (1,058)
                                                        ----------      ----------      ----------      ----------
Income before income taxes                                   3,079             995          (1,051)         16,598

Provision for (benefit from) income taxes                    1,272             663            (463)          7,138
                                                        ----------      ----------      ----------      ----------
Net income                                              $    1,807      $      332      $     (588)     $    9,460
                                                        ==========      ==========      ==========      ==========
Comprehensive Income(Loss):
   Foreign currency translation                                (61)           (207)            (66)           (207)
                                                        ----------      ----------      ----------      ----------
Comprehensive Income                                    $    1,746      $      125      $     (654)     $    9,253
                                                        ==========      ==========      ==========      ==========
Net income per share-Basic                              $      .04      $     0.01      $     (.01)     $     0.21
                                                        ==========      ==========      ==========      ==========
Weighted average shares outstanding-Basic                   44,267          44,802          44,225          45,433
                                                        ==========      ==========      ==========      ==========
Net income per share-Diluted                            $      .04      $     0.01      $     (.01)     $     0.21
                                                        ==========      ==========      ==========      ==========
Weighted average shares outstanding-Diluted                 44,969          45,223          44,225          46,012
                                                        ==========      ==========      ==========      ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

kforce.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                            JUNE 30,      JUNE 30,
                                                                              2000          1999
                                                                            --------      --------
                                                                          (UNAUDITED)   (UNAUDITED)

Cash flows from operating activities:
Net (loss) income                                                           $   (588)     $  9,460
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                               7,448         5,221
   Provision for losses on accounts and notes receivable                       2,482         2,183
   Deferred taxes                                                                             (103)
   Loss on asset sales/disposals                                                  68            --
(Increase) decrease in operating assets:
   Trade receivables, net                                                    (18,004)      (20,184)
   Prepaid expenses and other current assets                                  (1,498)         (713)
   Other assets, net                                                             649           821
Increase (decrease) in operating liabilities:
   Accounts payable and other accrued liabilities                             (7,778)        6,501
   Accrued payroll costs                                                       3,680       (10,505)
   Bank overdrafts                                                            (1,454)           --
   Accrued merger, restructuring and integration expense                          --        (3,287)
   Income taxes                                                               10,524        (2,707)
   Other long-term liabilities                                                   660         1,635
                                                                            --------      --------
      Cash used in operating activities                                       (3,811)      (11,678)
                                                                            --------      --------
Cash flows from investing activities:
   Capital expenditures                                                       (2,351)       (7,388)
   Acquisitions, net of cash acquired and earnout settlements                 (1,221)       (8,575)
   Proceeds from sale of furniture and equipment                                  84            --
   Proceeds from the sale of short-term investments                               --        12,000
   Increase in cash surrender value of life insurance policies                (3,018)       (3,305)
                                                                            --------      --------

      Cash used in investing activities                                                    (6,506)       (7,268)
                                                                                         --------      --------
Cash flows from financing activities:
   Proceeds from bank line of credit                                                        5,537            --
   Payments on capital lease obligations                                                     (481)         (674)
   Payments on notes payable to related parties                                            (2,000)           --
   Payments on receivables from related parties                                                --            14
   Issuance of notes receivable from related parties                                           --          (216)
   Proceeds from exercise of stock options                                                  2,501         1,441
   Repurchase of treasury stock                                                            (1,884)       (8,665)
                                                                                         --------      --------
      Cash provided by (used in) financing activities                                       3,673        (8,100)
                                                                                         --------      --------
Decrease in cash and cash equivalents                                                      (6,644)      (27,046)
Cumulative translation adjustment                                                             (66)         (207)
Cash and cash equivalents at beginning of period                                            7,919        68,821
                                                                                         --------      --------
Cash and cash equivalents at end of period                                               $  1,209      $ 41,568
                                                                                         ========      ========
Supplemental Cash Flows Information
   Cash paid (received) during the period for:
      Income taxes                                                                       $(10,987)     $ 10,003
      Interest                                                                                448            --

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

kforce.com, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(AMOUNTS IN THOUSANDS) (UNAUDITED)

                                              COMMON       ADDITIONAL  CUMULATIVE   RETAINED        REACQUIRED
                                              STOCK         PAID-IN    TRANSLATION  EARNINGS          STOCK             TOTAL
                                                            CAPITAL    ADJUSTMENT
                                         Shares   Amounts                                      Shares     Amounts

SHAREHOLDERS' EQUITY:
Balance at December 31, 1999             46,687    $  467   $187,262     $  (170)   $ 46,646    2,613    $  (16,000)  $  218,205
Exercise of stock options                   273         3      2,498                                                       2,501
Tax benefit of employee stock options                            168                                                         168
Foreign currency translation adjustment                                      (66)                                            (66)
Net loss                                                                                (588)                               (588)
Sale of treasury stock                                           406                              (72)          479          885
Repurchase of common stock                                                                        138        (1,884)      (1,884)
                                         ------    ------   --------     -------    --------   ------    ----------   ----------
Balance at June 30, 2000                 46,960    $  470   $190,334     $  (236)   $ 46,058    2,679    $  (17,405)  $  219,221
                                         ======    ======   ========     =======    ========   ======    ==========   ==========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

kforce.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The Consolidated Financial Statements include the accounts of kforce.com, Inc. (the "Company") and its subsidiaries.

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

Foreign Currency Translation. Foreign currency translation adjustments arise primarily from activities of the Company's Canadian operations. Results of operations are translated using the weighted average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current rates. Resulting foreign currency translation adjustments are recorded in Shareholder's Equity.

Earnings Per Share. Options to purchase 3,032 and 2,408 shares of common stock were not included in the computation of diluted earnings per share during the six months ended June 30, 2000 and 1999, respectively, because these options were anti-dilutive.

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

For the three months ended June 30, 2000 and 1999:

                        Information    Finance &       Human       Operating
                         Technology    Accounting    Resources     Specialty       TOTAL
                        -----------    ----------    ---------     ---------      --------

2000
  Sales                   $111,767      $ 55,829      $  6,107      $ 23,958      $197,661
  Gross Profit              47,747        33,022         1,981         8,868        91,618
1999
  Sales                    114,404        51,886         4,505        18,595       189,390
  Gross Profit              45,609        28,094         1,563         5,942        81,208

For the six months ended June 30, 2000 and 1999:

                        Information    Finance &       Human       Operating
                         Technology    Accounting    Resources     Specialty       TOTAL
                        -----------    ----------    ---------     ---------      --------

2000
  Sales                   $220,513      $113,098      $ 11,453      $ 47,660      $392,724
  Gross Profit              91,866        66,068         3,792        18,093       179,819
1999
  Sales                    230,439       101,733         9,097        32,216       373,485
  Gross Profit              90,341        55,700         2,962        11,037       160,040

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

Results of Operations

The following table sets forth certain items in the Company's consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:

                                                 Three months ended June 30,      Six months ended June 30,
                                                      2000        1999                 2000        1999

Flexible billings                                      76.0%       79.9%                76.4%       80.3%
Search Fees                                            24.0        20.1                 23.6        19.7
Net service revenues                                  100.0       100.0                100.0       100.0
Gross profit                                           46.4        42.9                 45.8        42.9
Selling, general, and administrative expenses          43.2        41.0                 44.5        37.3
Income before taxes                                     1.6         0.5                 (0.3)        4.4
Net income                                              0.9         0.2                 (0.1)        2.5

Results of Operations for Each of the Three and Six Months Ended June 30, 2000 and 1999

Net service revenues. Net service revenues increased 4.4% and 5.2%, respectively, to $197.7 million and $392.7 million for the three and six month periods ending June 30, 2000 as compared to $189.4 and $373.5 million for the same periods in 1999. These increases were primarily comprised of a $1.0 million decrease and a $0.1 million increase in Flexible Billings and increases of $9.3 million and $19.2 million in Search Services for the three and six month periods ending June 30, 2000, as described below.

Flexible Billings decreased 0.7% to $150.3 million and remained constant at $299.9 million for the three and six month periods ending June 30, 2000, respectively, as compared to $151.2 million and $299.9 million for the same periods in 1999. The decrease in Flexible Billings for the three months ended June 30, 2000 and the unchanged level for the six months, as compared to the same periods in 1999, are primarily attributable to decreases in the number of hours billed of approximately 5% and 3%, respectively, partially offset by increases in average billing rates of approximately 3% and 2%.

Search Services increased 24.3% and 26.1%, respectively to $47.4 million and $92.8 million for the three and six month periods ended June 30, 2000 as compared to $38.2 and $73.6 million for the same periods in 1999. The increase in revenue for both the three and six month periods ended June 30, 2000 is primarily the result of increases in both the number of placements made (increases of approximately 13% and 14%, respectively) and the average fee for these placements (increases of approximately 10% and 11%, respectively).

Gross profit. Gross profit increased 12.8% and 12.4%, respectively, to $91.6 million and $179.8 million during the three and six month periods ended June 30, 2000 as compared to $81.2 million and $160.0 million for the same periods in 1999. Gross profit as a percentage of net service revenues increased to 46.4% and 45.8%, respectively, for the three and six month periods ending June 30, 2000 as compared to 42.9% for both the three and six month periods in 1999. The increase in the gross profit percentage for both the three and six month periods in 2000 is primarily attributable to a change in revenue mix, with Search Services, which has a higher gross profit margin, comprising 24.0% and 23.6% of total revenue for the three and six month periods ended June 30, 2000 as compared to 20.1% and 19.7% for the same periods in 1999. Gross profit margin on Flexible Billings improved slightly to 29.4% and 29.0% for the three and six month periods, compared to 28.5% and 28.8% for the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 9.9% and 25.4%, respectively to $85.4 million and $174.7 million for the three and six month periods ended June 30, 2000 as compared to $77.7 million and $139.3 million for the same periods in 1999. Selling, general and administrative expenses as a percentage of net service revenues increased to 43.2% and 44.5%, respectively, for the three and six month periods ended June 30, 2000 compared to 41.0% and 37.3% for the same periods in 1999. The increase in selling, general and administrative expense as a percentage of net service revenues in the three and six month periods ended June 30, 2000 resulted primarily from 1) increased advertising and marketing related to the Company's efforts to expand its brand-name recognition and increase the exposure of its online interactive career management and recruitment resource 2) investments in future growth, including leadership development, increasing the number of sales consultants and development of educational services, emerging technologies and operating specialties 3) restructuring of the Company's back office operations and 4) incremental costs incurred during the three months ended June 30, 2000 of approximately $1.7 million related to termination costs for non-revenue producing employees and to a decision to have a third party developer construct and own the Company's new Tampa, FL headquarters building.

Depreciation and amortization expense. Depreciation and amortization expense increased 34.4% and 42.7%, respectively, to $3.7 million and $7.4 million for the three and six month periods ended June 30, 2000 compared to $2.8 million and $5.2 million for the same periods in 1999. Depreciation and amortization expense as a percentage of net service revenues increased to 1.9% for both the three and six month periods ended June 30, 2000 as compared to 1.5% and 1.4%, for the each of the periods in 1999. The increase as a percentage of net service revenues for both periods in 2000 as compared to the same periods in 1999 is due primarily to additional depreciation on computer hardware related to the Company's online interactive career management activities and the automation/reengineering of the Company's back office operations during the last half of 1999 and early 2000.

Other (income) expense, net. Other (income) expense, net, increased 100.0% and 19.9% for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase in other income during both periods in 2000 as compared to 1999 was due primarily to an increase in miscellaneous income, partially offset by a decrease in interest income and an increase in interest expense resulting from the increased cash requirements to fund operations and for the Company's repurchases of common stock.

Income Before Taxes. Income before taxes increased 209.4% and decreased 106.3% for the three and six months ended June 30, 2000 to $3.1 million and a $1.1 million loss, respectively, as compared to income of $1.0 million and $16.6 million for the same periods in 1999, primarily as a result of the factors discussed above regarding revenues and selling, general and administrative expenses.

Provision for income taxes. The provision for income taxes increased 91.9% and decreased 106.5%, respectively, to $1.3 million and ($0.5) million for the three and six month periods ended June 30, 2000 compared to $0.7 million and $7.1 million for the same periods in 1999. The effective tax rate was 44.1% for the six months ended June 30, 2000 compared to 43.0% for the same period in 1999. The increase in the tax rate in 2000 as compared to 1999 is primarily due to the effect of non-deductible expenses which remained relatively unchanged in dollar amount from 1999 to 2000, resulting in an increase in the effective tax rate as the amount of reported pretax income decreased.

Net Income. Net income increased 444.3% to $1.8 million in the three months ended June 30, 2000 and decreased 106.2% to ($0.6) million for the six months ended June 30, 2000 as compared to the $0.3 million and $9.5 million for the same periods in 1999. The changes are primarily a result of the factors discussed above related to selling, general and administrative expenses, partially offset by the increase in revenue during 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's sources of liquidity included $1.2 million in cash and cash equivalents, and $94.2 million in additional net working capital. In addition, as of June 30, 2000, there was $5.5 million outstanding on the Company's $35 million Revolving Line of Credit Agreement with Bank of America, N.A. (the "Line of Credit") which became effective May 4, 2000. The Line of Credit provides for a maximum revolving credit facility of $35 million (based on the Company's eligible receivables). Under its terms, prepayments on the Line of Credit are allowed at any time, with any remaining unpaid balance due two years from closing. Borrowings under the Line of Credit are secured by all of the assets of the Company and its subsidiaries. Interest rates on the outstanding balance are to be calculated based on: (i) the London Interbank Offered Rate ("LIBOR") plus (ii) from 1.75% to 3.00% based on certain financial ratios of the Company. Fees payable by the Company in connection with the Line of Credit also vary with these financial ratios. The terms of the Line of Credit also include certain financial covenants related to quarterly minimum requirements for EBITDA, fixed charge coverage ratio and tangible net worth and maximum requirements for leverage ratio. There are also certain limitations on investments and acquisitions, dividends and repurchases of the Company's stock. In addition, the Company is pursuing various lease financing alternatives for the construction of a new Tampa headquarters building. One of these alternatives may require a cash payment at the inception of the lease of approximately $2.5 million.


During the six months ended June 30, 2000, cash flow used by operations was $3.8 million, resulting primarily from an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities, partially offset by depreciation and amortization charges, refunds of prior income tax payments and an increase in accrued payroll costs. The increase in accounts receivable reflects the increased volume of business during the first six months of 2000. The decrease in accounts payable and other accrued liabilities and the increase in accrued payroll costs are primarily due to the timing of payment of these liabilities.

For the six months ended June 30, 2000, cash flow used in investing activities was $6.5 million, resulting primarily from an increase of $3.0 million in the value of assets in the Company's deferred compensation plan, the use of approximately $1.2 million for contingent earnout payments on prior acquisitions and $2.4 million in capital expenditures.

During the six months ended June 30, 2000, cash flow provided by financing activities was $3.7 million primarily from $5.5 million of borrowing under the Company's Line of Credit, offset by $2.5 million in payments on notes and capital lease obligations.

On March 11, 1999, the Company announced that its board of directors had authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. As of June 30 and August 9, 2000, the Company has repurchased approximately 2.1 million and 3.5 million shares for approximately $17.0 million and $23.1 million. If additional shares of stock are repurchased, there may be a material impact on the Company's cash flow requirements in the next twelve months.

The Company believes that cash flow from operations and borrowings under its Line of Credit, or other credit facilities that may become available to the Company in the future will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, there is no assurance (i) that the Company will be able to obtain financing in amounts sufficient to meet its operating requirements or at terms which are satisfactory and which allow the Company to remain competitive, or (ii) that the Company will be able to meet the financial covenants contained in the Line of Credit. The Company's estimate of the period that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

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

         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
         None

ITEM 2. CHANGES IN SECURITIES
         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Annual Meeting of Shareholders of the Company was held May 5, 2000.

         a) To amend the Company's Articles of Incorporation changing the name of the Company from Romac International, Inc. to kforce.com, Inc.
                  For 26,407,040: Against 4,072,362: Abstain 15,969.

         b) To amend the Company's Stock Incentive Plan: (i) changing the composition of the Stock Incentive Committee, (ii) modifying the terms of Individual option agreements under the plan to satisfy various Internal Revenue Code requirements, and (iii) modifying the option price of grants under the plan to satisfy various Internal Revenue Code requirements.
                  For 23,442,117: Against 5,236,759: Abstain 1,816,495.

ITEM 5. OTHER INFORMATION
         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  27. 1 - Financial Data Schedule for the six months ended June 30, 2000 (for SEC use only).

         (b)      Reports:
                  Current Report on Form 8-K was filed during the quarter ended June 30, 2000 as follows :

                           Form 8-K dated May 12, 2000 (filed on May 16, 2000) regarding the change in the registrant's name from Romac International, Inc. to kforce.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     kforce.com, Inc.
                                            (Registrant)


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

                                        Date: August 10, 2000