Form 10-Q
period 2000-09-30
KFORCE COM INC
filed 2000-11-08
CIK 930420

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         ------------------------------

                         COMMISSION FILE NUMBER 0-26058

                                kforce.com, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                FLORIDA                                       59-3264661
   ---------------------------------                     -------------------
     (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

       120 WEST HYDE PARK PLACE
               SUITE 150
             TAMPA, FLORIDA                                     33606
----------------------------------------                     ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP-CODE)

Registrant's telephone number, including area code: (813) 251-1700
                                                    --------------

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 3, 2000 the registrant had 42,155,869 shares of common stock, $.01 par value per share, issued and outstanding.

================================================================================

ITEM 1.  FINANCIAL STATEMENTS

kforce.com, Inc.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                                 2000               1999
                                                                                             -------------      ------------
                                                                                             (UNAUDITED)
                                    Assets:
Current Assets:
Cash and cash equivalents                                                                      $   2,273          $   7,919
Trade receivables, net of allowance for doubtful accounts of $5,684 and
  $4,417, respectively                                                                           135,125            112,545
Income tax receivable                                                                              2,034             23,038
Deferred tax asset, current                                                                        3,546              3,546
Prepaid expenses and other current assets                                                          7,126              3,669
                                                                                               ---------          ---------
Total current assets                                                                             150,104            150,717

Receivables from related parties, less current portion                                               958                960
Furniture and equipment, net                                                                      22,107             27,758
Other assets, net                                                                                 25,168             21,060
Goodwill, net of accumulated amortization of $12,110 and $9,452, respectively                     93,789             95,692
                                                                                               ---------          ---------
Total assets                                                                                   $ 292,126          $ 296,187
                                                                                               =========          =========

                     Liabilities and Shareholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                                                 $  18,839          $  24,180
Accrued payroll costs                                                                             45,478             31,922
Bank overdrafts                                                                                    1,741              5,824
Income taxes payable                                                                                 545                 --
Current portion of capital lease obligations                                                          --                481
Current portion of payables to related parties                                                        --              2,000
                                                                                               ---------          ---------
Total current liabilities                                                                         66,603             64,407

Bank line of credit                                                                                   --                 --
Capital lease obligations, less current portion                                                       --                 --
Other long-term liabilities, less current portion                                                 14,269             13,575
                                                                                               ---------          ---------
Total liabilities                                                                                 80,872             77,982
                                                                                               ---------          ---------

Commitments and contingencies                                                                         --                 --

Shareholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding                --                 --
Common stock, par value $.01; 250,000 shares authorized,
  46,958 and 46,687 issued and outstanding, respectively                                             470                467
Additional paid-in-capital                                                                       190,373            187,262
Retained earnings                                                                                 46,353             46,646
Cumulative translation adjustment                                                                   (232)              (170)
Less reacquired stock at cost; 4,565 and 2,613 shares, respectively                              (25,710)           (16,000)
                                                                                               ---------          ---------
Total shareholders' equity                                                                       211,254            218,205
                                                                                               ---------          ---------
Total liabilities and shareholders' equity                                                     $ 292,126          $ 296,187
                                                                                               =========          =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

kforce.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30,
                                                          2000                1999                   2000                  1999
                                                     -------------        -------------         -------------         -------------
                                                      (UNAUDITED)          (UNAUDITED)           (UNAUDITED)           (UNAUDITED)
Net service revenues                                    $202,193            $ 191,707             $ 594,917             $ 565,192
Direct costs of services                                 108,566              109,492               321,471               322,937
                                                        --------            ---------             ---------             ---------
Gross profit                                              93,627               82,215               273,446               242,255

Selling, general and administrative expenses              88,744               78,892               263,435               218,171
Depreciation and amortization expense                      4,032                3,462                11,480                 8,683
Other (income) expense, net                                  464                 (203)                 (805)               (1,261)
                                                        --------            ---------             ---------             ---------
Income (Loss) before income taxes                            387                   64                  (664)               16,662

Provision for (benefit from) income taxes                     92                 (840)                 (371)                6,298
                                                        --------            ---------             ---------             ---------
Net income (Loss)                                       $    295            $     904             $    (293)            $  10,364
                                                        ========            =========             =========             =========
Comprehensive Income(Loss):
   Foreign currency translation                                4                   --                   (62)                 (207)
                                                        --------            ---------             ---------             ---------
Comprehensive Income (Loss)                             $    299            $     904             $    (355)            $  10,157
                                                        ========            =========             =========             =========
Net income (Loss) per share- Basic                      $    .01            $     .02             $    (.01)            $    0.23
                                                        ========            =========             =========             =========
Weighted average shares outstanding- Basic                43,284               44,350                43,860                44,960
                                                        ========            =========             =========             =========
Net income (Loss) per share- Diluted                    $    .01            $     .02             $    (.01)            $     .23
                                                        ========            =========             =========             =========
Weighted average shares outstanding- Diluted              43,376               44,564                43,860                45,393
                                                        ========            =========             =========             =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

kforce.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS) (UNAUDITED)


                                                                                                NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                                             2000                 1999
                                                                                         -------------       -------------
                                                                                         (UNAUDITED)          (UNAUDITED)
Cash flows from operating activities:
Net (loss) income                                                                          $   (293)            $ 10,364
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                                                             11,480                8,683
   Provision for losses on accounts and notes receivable                                      3,791                2,594
   Deferred taxes                                                                                --                 (103)
   Loss on asset sales/disposals                                                                503                   --
(Increase) decrease in operating assets:
   Trade receivables, net                                                                   (26,371)             (31,262)
   Prepaid expenses and other current assets                                                 (3,457)              (2,954)
   Other assets, net                                                                           (231)                (977)
Increase (decrease) in operating liabilities:
   Accounts payable and other accrued liabilities                                            (5,728)               9,472
   Accrued payroll costs                                                                     16,147               (7,705)
   Bank overdrafts                                                                           (4,083)                  --
   Accrued merger, restructuring and integration expense                                         --               (3,621)
   Income taxes                                                                              21,912               (4,824)
   Other long-term liabilities                                                                  654                2,334
                                                                                           --------             --------
      Cash provided by (used in) operating activities                                        14,324              (17,999)
                                                                                           --------             --------
Cash flows from investing activities:
   Capital expenditures                                                                      (2,611)             (10,869)
   Acquisitions, net of cash acquired and earnout settlements                                (1,283)             (15,088)
   Proceeds from sale of furniture and equipment                                                 38                   --
   Proceeds from the sale of short-term investments                                              --               12,000
   Increase in cash surrender value of life insurance policies                               (4,449)              (2,856)
                                                                                           --------             --------
      Cash used in investing activities                                                      (8,305)             (16,813)
                                                                                           --------             --------
Cash flows from financing activities:
   Proceeds from bank line of credit                                                             --                  735
   Payments on capital lease obligations                                                       (481)                (674)
   Payments on notes payable to related parties                                              (2,000)                  --
   Payments on receivables from related parties                                                  --                   19
   Issuance of notes receivable from related parties                                             --                 (216)
   Proceeds from exercise of stock options                                                    2,511                1,501
   Repurchase of treasury stock                                                             (11,633)             (12,280)
                                                                                           --------             --------
      Cash used in financing activities                                                     (11,603)             (10,915)
                                                                                           --------             --------
Decrease in cash and cash equivalents                                                        (5,584)             (45,727)
Cumulative translation adjustment                                                               (62)                (207)
Cash and cash equivalents at beginning of period                                              7,919               68,821
                                                                                           --------             --------
Cash and cash equivalents at end of period                                                 $  2,273             $ 22,887
                                                                                           ========             ========
Supplemental Cash Flows Information
   Cash paid (received) during the period for:
      Income taxes                                                                         $(21,920)            $ 11,224
      Interest                                                                                  656                   --

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

kforce.com, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(AMOUNTS IN THOUSANDS) (UNAUDITED)


                                        COMMON        ADDITIONAL     CUMULATIVE     RETAINED         REACQUIRED
                                        STOCK          PAID-IN      TRANSLATION     EARNINGS            STOCK             TOTAL
                                                       CAPITAL      ADJUSTMENT
                                  Shares    Amounts                                               Shares   Amounts
SHAREHOLDERS' EQUITY:
Balance at December 31, 1999      46,687     $467     $ 187,262      $   (170)      $ 46,646      2,613   ($16,000)     $218,205
Exercise of stock options            271        3         2,508                                                            2,511
  stock options                                             363                                                              363
Foreign currency translation
  adjustment                                                              (62)                                               (62)
Net loss                                                                                (293)                               (293)
Sale of treasury stock                                      240                                    (288)     1,923         2,163
Repurchase of common stock                                                                        2,240    (11,633)      (11,633)
                                  ------     ----     ---------      --------       --------      -----   --------      --------
Balance at September 30, 2000     46,958     $470     $ 190,373      $   (232)      $ 46,353      4,565   ($25,710)     $211,254
                                  ======     ====     =========      ========       ========      =====   ========      ========








                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

kforce.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Earnings Per Share. Options to purchase 3,005 and 3,229 shares of common stock were not included in the computation of diluted earnings per share during the nine months ended September 30, 2000 and 1999, respectively, because these options were anti-dilutive.

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

For the three months ended September 30, 2000 and 1999:


                  Information       Finance &         Human      Operating
                   Technology      Accounting       Resources    Specialty          TOTAL
                  -----------      -----------      ---------    ---------        --------
2000
  Sales            $112,133         $ 57,553          $5,829      $26,678         $202,193
  Gross Profit       48,579           33,614           2,010        9,424           93,627
1999
  Sales             114,658           52,741           4,706       19,602          191,707
  Gross Profit       43,860           30,084           1,672        6,599           82,215

For the nine months ended September 30, 2000 and 1999:


                  Information       Finance &         Human      Operating
                   Technology      Accounting       Resources    Specialty          TOTAL
                  -----------      -----------      ---------    ---------        --------
2000
  Sales            $332,646         $170,651         $17,282      $74,338         $594,917
  Gross Profit      140,445           99,682           5,802       27,517          273,446
1999
  Sales             345,097          154,474          13,803       51,818          565,192
  Gross Profit      134,201           85,784           4,634       17,636          242,255

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

Results of Operations

The following table sets forth certain items in the Company's consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:


                                                       Three months ended September 30,   Nine months ended September 30,
                                                            2000            1999               2000            1999
Flexible billings                                           77.2%           80.7%              76.7%           80.4%
Search Fees                                                 22.8            19.3               23.3            19.6
Net service revenues                                       100.0           100.0              100.0           100.0
Gross profit                                                46.3            42.9               46.0            42.9
Selling, general, and administrative expenses               43.9            41.2               44.3            38.6
Income (Loss) before taxes                                   0.2             0.0               (0.1)            3.0
Net income (Loss)                                            0.1             0.5               (0.1)            1.8

Results of Operations for Each of the Three and Nine Months Ended September 30, 2000 and 1999

Net service revenues. Net service revenues increased 5.5% and 5.3%, respectively, to $202.2 million and $594.9 million for the three and nine month periods ending September 30, 2000, as compared to $191.7 and $565.2 million for the same periods in 1999. These increases were primarily comprised of increases of $1.4 million and $1.5 million in Flexible Billings for the three and nine month periods ending September 30, 2000, respectively, and increases of $9.1 million and $28.3 million in Search Services for the same periods, as described below.

Flexible Billings increased 0.9% and 0.3% to $156.2 million and $456.1 million for the three and nine month periods ending September 30, 2000, respectively, as compared to $154.7 million and $454.6 million for the same periods in 1999. The increases in Flexible Billings for the three and nine months ended September 30, 2000 are primarily attributable to an increase of approximately 1% in average billing rates in each period, partially offset by a slight decrease in the number of hours billed, as compared to the same periods in 1999.

Search Services increased 24.5% and 25.5%, respectively, to $46.0 million and $138.8 million for the three and nine month periods ended September 30, 2000, as compared to $37.0 and $110.6 million for the same periods in 1999. The increase in revenue for both the three and nine month periods ended September 30, 2000, is primarily the result of increases in both the number of placements made (increases of approximately 12% and 13%, respectively) and the average fee for these placements (increases of approximately 9% and 10%, respectively).

Gross profit. Gross profit increased 13.9% and 12.9%, respectively, to $93.6 million and $273.4 million during the three and nine month periods ended September 30, 2000, as compared to $82.2 million and $242.3 million for the same periods in 1999. Gross profit as a percentage of net service revenues increased to 46.3% and 46.0%, respectively, for the three and nine month periods ending September 30, 2000 as compared to 42.9% for both the three and nine month periods in 1999. The increase in the gross profit percentage for both the three and nine month periods in 2000 is primarily attributable to a change in revenue mix, with Search Services, which has a higher gross profit margin, comprising 22.8% and 23.3% of total revenue for the three and nine month periods ended September 30, 2000, as compared to 19.3% and 19.6% for the same periods in 1999. Gross profit margin on Flexible Billings improved to 30.5% and 29.5% for the three and nine month periods, respectively, compared to 29.2% and 29.0% for the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.5% and 20.7%, respectively to $88.7 million and $263.4 million for the three and nine month periods ended September 30, 2000, as compared to $78.9 million and $218.2 million for the same periods in 1999. Selling, general and administrative expenses as a percentage of net service revenues increased to 43.9% and 44.3%, respectively, for the three and nine month periods ended September 30, 2000, compared to 41.2% and 38.6% for the same periods in 1999. The increase in selling, general and administrative expense as a percentage of net service revenues in the three and nine month periods ended September 30, 2000 resulted primarily from 1) increased advertising and marketing related to the Company's efforts to expand its brand-name recognition and increase the exposure of its online interactive career management and recruitment resource 2) investments in future growth, including leadership development, increasing the number of sales consultants and development of educational services, emerging technologies and operating specialties 3) restructuring of the Company's back office operations and relocation of computer equipment to a new outsourced data center 4) incremental costs incurred of approximately $1.7 million related to termination costs for non-revenue producing employees and to a decision to have a third party developer construct and own the Company's new Tampa, FL headquarters building
5) increased commission expense related to the higher level of Search Services compared to Flexible Billings in the current year.

Depreciation and amortization expense. Depreciation and amortization expense increased 16.5% and 32.2%, respectively, to $4.0 million and $11.5 million for the three and nine month periods ended September 30, 2000, compared to $3.5 million and $8.7 million for the same periods in 1999. Depreciation and amortization expense as a percentage of net service revenues increased to 2.0% and 1.9% for the three and nine month periods ended September 30, 2000, as compared to 1.8% and 1.5%, for each of the periods in 1999. The increase as a percentage of net service revenues for both periods in 2000 as compared to the same periods in 1999 is due primarily to additional depreciation on computer hardware related to the Company's online interactive career management activities and the automation/reengineering of the Company's back office operations during the last half of 1999 and early 2000, and to the September 2000 write off of previously deferred fees on the Company's bank line of credit.

Other (income) expense, net. Other (income) expense, net, decreased 328.6% and 36.2% for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. The decrease during both periods in 2000 as compared to 1999 was due primarily to a decrease in interest income and an increase in interest expense resulting from the increased cash requirements to fund operations and for the Company's repurchases of common stock, and from the write off of old fixed assets.

Income Before Taxes. Income before income taxes increased 404.7% and decreased 104.0% for the three and nine months ended September 30, 2000 to income of $0.4 million and a loss of $0.7 million, respectively, as compared to income of $0.1 million and $16.7 million for the same periods in 1999, primarily as a result of the factors discussed above regarding revenues and selling, general and administrative expenses.

Provision for income taxes. The provision for income taxes increased 111.0% and decreased 105.9%, respectively, to $0.1 million and ($0.4) million for the three and nine month periods ended September 30, 2000 compared to ($0.8) million and $6.3 million for the same periods in 1999. The effective tax rate was 55.9% for the nine months ended September 30, 2000 compared to 37.8% for the same period in 1999. The increase in the tax rate in 2000 as compared to 1999 is primarily due to the effect of non-deductible expenses which remained relatively unchanged in dollar amount from 1999 to 2000, resulting in an increase in the effective tax rate as the amount of reported pretax income decreased.

Net Income. Net income decreased 67.4% to $0.3 million in the three months ended September 30, 2000 and decreased 102.8% to ($0.3) million for the nine months ended September 30, 2000 as compared to the $0.9 million and $10.4 million for the same periods in 1999. The changes are primarily a result of the factors discussed above related to selling, general and administrative expenses, partially offset by the increase in revenue during 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company's sources of liquidity included $2.3 million in cash and cash equivalents, and $81.2 million in additional net working capital. In addition, as of September 30, 2000, there were no amounts outstanding on the Company's $35 million Revolving Line of Credit Agreement with Bank of America, N.A. (the "Line of Credit"). Subsequent to September 30, 2000 the Company negotiated an Amended and Restated Credit Agreement (the "New Credit Facility") with Bank of America, N.A. (the "BA"). The New Credit
Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of the Company's Eligible Receivables, as defined in the New Credit Facility). Under its terms, prepayments on the New Credit Facility are allowed at any time, with any remaining unpaid balance due November 30, 2003. Borrowings under the New Credit Facility are secured by all of the assets of the Company and its subsidiaries. Amounts borrowed under the New Credit Facility will bear interest during the period beginning on November 3, 2000 until BA's receipt of the Company's financial statements for the fiscal quarter ended March 31, 2001 at a rate per annum equal either to 0.50% plus BA's Prime Rate ("Prime") or to reserve adjusted LIBOR (as defined in the New Credit Facility) plus 2.70%. Following delivery of the Company's financial statements for the fiscal quarter ended March 31, 2001, performance pricing will be available, ranging from Prime to Prime plus 0.75% and LIBOR plus 1.5% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the New Credit Facility. Pricing will thereafter be changed quarterly based on the previous four quarter's performance. The terms of the New Credit Facility also include certain financial covenants if the availability in the New Credit Facility is less than $20.0 million. The financial covenants relate to quarterly EBITDA as compared to the Company's EBITDA projections. There are also certain limitations on investments and acquisitions, dividends and repurchases of the Company's stock.

During the nine months ended September 30, 2000, cash flow provided by operations was $14.3 million, resulting primarily from depreciation and amortization, refunds of prior income tax payments and an increase in accrued payroll costs, partially offset by an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities. The increase in accounts receivable reflects the increased volume of business during the first nine months of 2000. The increase in accrued payroll costs and the decreases in accounts payable and other accrued liabilities are primarily due to the timing of payment of these liabilities.

For the nine months ended September 30, 2000, cash flow used in investing activities was $8.3 million, resulting primarily from an increase of $4.4 million in the value of assets in the Company's deferred compensation plan, the use of approximately $1.3 million for contingent earnout payments on prior acquisitions and $2.6 million in capital expenditures.

During the nine months ended September 30, 2000, cash flow used in financing activities was $11.6 million primarily from the Company's repurchases of stock for $11.6 million.

On March 11, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. On October 24, 2000, the Board of Directors authorized an increase to up to $100 million for stock repurchases. As of September 30 and November 3, 2000, the Company had repurchased approximately 4.2 million shares and 4.4 million shares for approximately $26.7 million and $27.7 million. If additional shares of stock are repurchased, there may be a material impact on the Company's cash flow requirements in the next twelve months.

Dutch Auction tender offer. On November 6, 2000, the Company announced a "modified Dutch Auction" tender offer, consisting of an offer to purchase up to 10 million shares of its common stock at a purchase price between $5.50 and $4.75 per share net to the seller in cash, without interest. This price range represents a 23.1% premium to a 6.3% premium to the November 3, 2000 closing sales price of $4.47 per share. Based upon the maximum and minimum offering prices specified in the offer, the aggregate purchase price if 10 million shares are purchased would range from approximately $55 million to $47.5 million. The Company will finance the offer from borrowings under its New Credit Facility.

The modified Dutch Auction tender procedure allows shareholders to select the price within the specified range at which each shareholder is willing to sell all or a portion of his or her shares to the Company. Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company will determine the single per share price within the range that will allow it to buy 10 million shares (or such lesser number of shares that are properly tendered) at a price between $5.50 and $4.75 per share net to the seller in cash, without interest. The offer will not be contingent upon any minimum number of shares being tendered. All of the shares that are properly tendered at prices at or below the purchase price determined by the Company (and not properly withdrawn) will, subject to possible proration and provisions relating to the tender of "odd lots", be purchased for cash, without interest, at such purchase price promptly after the expiration of the tender offer. All shares purchased in the offer will receive the same price. All other shares that have been tendered and not purchased will be promptly returned to the shareholder. The offer is scheduled to expire at 12:00 midnight, Eastern Standard time, on Tuesday, December 5, 2000, unless extended by the Company.

The Company may resume its open market share repurchase program no earlier than 10 business days following completion of the modified Dutch Auction tender offer, at which time the Company anticipates having over $17 million remaining under its $100 million share repurchase authorization of March 11, 1999, as increased on October 24, 2000.

The Company believes that cash flow from operations and borrowings under its New Credit Facility, or other credit facilities that may become available to the Company in the foreseeable future will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, there is no assurance (i) that the Company will be able to obtain financing in amounts sufficient to meet its operating requirements or at terms which are satisfactory and which allow the Company to remain competitive, or (ii) that the Company will be able to meet the financial covenants contained in the New Credit Facility. The Company's estimate of the period that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

              4.1 Amendment to Rights Agreement, dated as of October 24, 2000, between the Company and State Street Bank and Trust Company, as Rights Agent (incorporated by reference to the Company's Form 8-K, filed on November 3, 2000).

              10.1     Executive Investment Plan, effective February 1, 2000.

              10.2 Amended and Restated Credit Agreement between the Company and Bank of America, N.A., dated as of November 3, 2000 (incorporated by reference to Amendment No. 1 to the Company's Schedule TO, filed November 6, 2000).

              27.1 - Financial Data Schedule for the nine months ended September 30, 2000 (for SEC use only).

(b)      Reports:
         Current Report on Form 8-K was filed during the quarter ended
                 September 30, 2000 as follows : Form 8-K dated August 3, 2000 (filed on August 9, 2000) regarding a change in the Company's independent accountants from PricewaterhouseCoopers, LLP to Deloitte & Touche, LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     kforce.com, Inc.
                                            (Registrant)


                                     By: /s/ William L. Sanders
                                         -----------------------------------
                                         William L. Sanders, Vice President,
                                         Chief Financial Officer


                                         Date: November 8, 2000