Form 10-K
period 2000-12-31
KFORCE COM INC
filed 2001-03-29
CIK 930420

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
   (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-26058

                                KFORCE.COM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           FLORIDA                                               59-3264661
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


120 WEST HYDE PARK PLACE, SUITE 150, TAMPA, FLORIDA                 33606
---------------------------------------------------               ----------
     (address of principal executive offices)                     (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 251-1700
                                                           --------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
 -------------------                  -----------------------------------------
        None                                            None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $0.01 par value
                         -----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Registrant's voting and non-voting stock held by nonaffiliates of Registrant, as of March 23, 2001, was $130,118,560.

         The number of shares outstanding of Registrant's Common Stock as of March 23, 2001, was 32,529,640.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on June 18, 2001, are incorporated by reference into Part III of this Form.


===============================================================================

                               TABLE OF CONTENTS



    ITEM                                                                  PAGE
    ----                                                                  ----

  Item 1.   Business....................................................     3
  Item 2.   Properties..................................................     9
  Item 3.   Legal Proceedings...........................................     9
  Item 4.   Submission of Matters to a Vote of Security Holders.........     9
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................    10
  Item 6.   Selected Financial Data.....................................    11
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    12
  Item 7a.  Quantitative and Qualitative Disclosures about Market Risk..    16
  Item 8.   Financial Statements and Supplementary Data.................    16
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    17
  Item 10.  Directors and Executive Officers of the Registrant..........    17
  Item 11.  Executive Compensation......................................    17
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................    17
  Item 13.  Certain Relationships and Related Transactions..............    17
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            10-K........................................................    17

  Index to Consolidated Financial Statements (Pages 22-40)..............    19

PART I

ITEM 1.  BUSINESS

This document contains certain forward-looking statements regarding future financial condition and results of operations and the Company's business operations. The words "expect," "estimate," "anticipate," "predict," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and kforce.com, Inc.'s ("kforce" or the "Company") other filings with the Securities and Exchange Commission (the "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


GENERAL

Headquartered in Tampa, Florida, the Company was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in 1995, the Company grew to 31 offices in 18 major markets. On April 20, 1998, the Company consummated a merger whereby Source Services Corporation ("Source"), was merged into the Company pursuant to an Agreement and Plan of Merger ("the Merger Agreement") dated February 1, 1998, as amended on February 11, 1998 and April 17, 1998. The acquisition was accounted for using the pooling of interests method of accounting; accordingly, all historical results have been restated to reflect the merger. This merger combined the strength of two organizations that shared common visions, strategies and business practices. The Company now operates through more than 97 locations in 45 markets and serves primarily clients from Fortune 1000 companies with the top ten clients representing approximately 8% of revenue in 2000.


On May 5, 2000, the stockholders approved a name change from Romac International, Inc. ("Romac") to kforce.com, Inc. The Company intends to request shareholder approval to remove the ".com" from its name in 2001 and operate as Kforce Inc.


INDUSTRY OVERVIEW

The flexible employment service industry has experienced significant growth over the last ten years in response to the changing work environment in the United States. Fundamental changes in the employer-employee relationship continue to occur, with employers developing increasingly stringent criteria for permanent employees, while moving toward project-oriented flexible hiring. This trend has been advanced by increasing automation that has resulted in shorter technological cycles and by global competitive pressures. Many employers have responded to these challenges by turning to flexible personnel to keep labor costs variable, to achieve maximum flexibility, to obtain highly specialized skills, and to avoid the negative effects of layoffs.


Rapidly changing regulations concerning employee benefits, health insurance, retirement plans, and the highly competitive business climate have also prompted many employers to take advantage of the flexibility offered through flexible staffing. Additionally, Internal Revenue Service and Department of Labor regulations concerning the classification of employees and independent contractors have increased demand by prompting many independent contractors to affiliate with employers like the Company.


The temporary staffing industry has grown rapidly in recent years as companies have utilized temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. The National Association of Temporary and Staffing Services has estimated that more than 80% of all U.S. businesses utilize temporary staffing services. Selected industry reports indicate the United States temporary staffing industry grew from an estimated $76.8 billion in revenue in 1999 to $85.9 billion in 2000. The Company believes that professional and technical staffing within the temporary staffing industry requires longer-term, more highly-skilled personnel services and offers the opportunity for higher profitability than the clerical and light industrial staffing segments, because of the value-added nature of professional and technical personnel.

BUSINESS STRATEGY

The Company is one of the nationally recognized leaders in providing professional specialty staffing services. The key elements of the Company's business strategy in seeking to achieve this objective include the following:


     - FOCUS ON VALUE-ADDED SERVICES. The Company focuses exclusively on providing specialty staffing services to its clients, specifically in the areas of information technology, human resources, finance and accounting and operating specialties. In addition, the Company believes, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that employment growth will be significant in the Company's sectors. The placement of highly skilled personnel requires a distinct operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. The Company believes its historical focus in this market, combined with its staff's operating expertise, provides it with a competitive advantage.


     - BUILD LONG-TERM, CONSULTATIVE RELATIONSHIPS. The Company believes it has developed long-term relationships with its clients by providing integrated solutions to their specialty staffing requirements. The Company strives to differentiate itself by working closely with its clients to maximize their return on human assets. In addition, the Company's ability to offer a broad range of flexible personnel services, coupled with its permanent placement capability, offers the client a single-source provider of specialty staffing services. This ability enables the Company to emphasize consultative rather than transactional client relationships.


     - ACHIEVE EXTENSIVE CLIENT PENETRATION. The Company's client development process focuses on repeated contacts with client employees responsible for staffing decisions. Contacts are made within numerous functional departments and at many different organizational levels within the client. The Company's operating employees are trained to develop a thorough understanding of each client's total staffing requirements. In addition, although the Company is organized functionally, its operating employees are trained and provided incentives to recognize cross-selling opportunities for all of the Company's other services.


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


     - ENCOURAGE OPERATING EMPLOYEE ACHIEVEMENT. The Company promotes a quality-focused, results-oriented culture. All operating employees are given incentives to encourage the achievement of corporate goals. The Company fosters a team-oriented and high-energy environment, celebrates the successes of its operating employees, and attempts to create a "spirited" work environment.


GROWTH STRATEGY

The Company has a growth strategy to expand its services in existing markets, increasing the reach of its full range of functional services, while providing its four functional business units with integrated staffing solutions. The key elements of the Company's growth strategy are as follows:


     - INTRODUCE FUNCTIONAL SERVICE OFFERINGS TO EXISTING MARKETS. The Company believes that a substantial opportunity exists to increase the number of service offerings within its existing markets.

     - LEVERAGE EXISTING CLIENT RELATIONSHIPS AND DEVELOP NEW CLIENTS. The Company continually identifies additional growth opportunities within existing and new clients as a result of the inter-relationships among its service offerings. The Company has established goals for cross-selling and has trained and provided incentives for its operating employees to actively sell its full range of services, in an effort to maximize its reach into the marketplace.


     - EXPAND MAJOR AND NATIONAL ACCOUNTS PROGRAM. The Company will continue to market its full range of services to existing and new clients in order to position itself as the preferred vendor for web-enabled staffing services. The Company believes the major accounts program enables it to further penetrate its clients by giving it greater access to key staffing decision makers, including the support of the client's purchasing and procurement team. This increased access allows the Company to achieve greater operating leverage through improved efficiencies in the marketing process. The Company has successfully secured several national agreements for professional and technical specialty staffing services. The Company intends to aggressively pursue such agreements to facilitate geographic expansion and existing market penetration.


FUNCTIONAL ORGANIZATION

Organized by function, the Company provides services in the specialty areas of information technology, finance and accounting, human resources and operating specialties. (See Note 13 to the Notes to the Company's Consolidated Financial Statements.)

The functional areas are defined as:

     - INFORMATION TECHNOLOGY. Computer and Data Processing Services heads the Bureau of Labor Statistics' list of the fastest growing industries. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. The Company's Information Technology services focuses on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, e-business and networking technicians).


     - FINANCE & ACCOUNTING. The Company believes it has built a strong reputation for providing qualified finance and accounting professionals to businesses. The Company believes this reputation facilitates its recruiting and placement efforts. The Company's Finance & Accounting personnel are experienced in areas such as corporate taxation, budget preparation and analysis, financial reporting, cost analysis, and audit services. Finance & Accounting also offers its Executive Solutions service line which provides chief financial officers, controllers and other higher-level financial professionals on a contract basis for assignment lengths generally ranging from three to six months. Our accounting support group provides placement of entry level accounting positions such as bookkeepers.


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

     - OPERATING SPECIALTIES. This segment consists of professionals skilled in the pharmaceutical, engineering, health care, scientific and legal industries. Examples of the types of positions that would be classified in these categories are: clinical trial professionals
         (CRAs) for pharmaceutical clients, quality engineers and assurance personnel for manufacturing companies, health care information management professionals and nurses for health care companies, and paralegals and attorneys for law firms and corporate clients. The Scientific Group works with lab professionals, research and development, quality assurance and quality control professionals.

Supporting these four functional groups in 2000 was a new business unit, formed in 1999, kforce.com Interactive, which provided the technical management and operational expertise for the Company's web-enabled staffing solutions. The unit worked closely with the functional units to integrate unbundled web-enabled services into existing accounts, to grow and manage the database of the Company's job candidates and to serve, through the national business center, as the primary point of sales into secondary or tertiary markets and geographic regions where the Company does not have a physical presence. In the latter part of 2000, the Company rolled out its "localized" web sites to each of its major markets. Subsequently, the Company believes that the "high tech - high touch" strategy behind its web initiative has evolved to the point where the operations of the Company, through the localization strategy, have internalized the operational aspects of the web. The "localization" strategy, deployed in the second half of 2000, enabled each kforce market to significantly tailor the content of the website to its particular needs. Each market can post job openings specific to the region as well as content specific to that market's clients and candidates. Subsequently, in late 2000, the Interactive group ceased to operate as a business unit.


In February 2001, the Company modified its operating structure by consolidating kforce Consulting, the Company's e-services project driven solutions practice, into its existing Information Technology division. In 2000, kforce Consulting lost $7.9 million on $17.6 million in revenue. The Company has no certainty that any of the kforce Consulting revenue stream will continue in the future. In realigning both the Interactive and kforce Consulting groups, the Company believes it has strengthened its focus on its core staffing business.


STAFFING SERVICES

Once the functional challenges of the client have been identified, the Company can then consult with the client to determine its staffing and time duration requirements. The Company offers its staffing services in two categories:
Flexible Staffing Services or Search Services.


FLEXIBLE STAFFING

Flexible Staffing Services are offered by the Company to provide personnel in the fields of information technology, finance and accounting, human resources and operating specialties. Flexible Staffing Services entail placing skilled workers in the client environment on a contractual basis. Assignments typically run from three months to one year in duration. The Company currently offers Flexible Staffing Services in most large metropolitan market areas of information technology, finance and accounting, human resources and operating specialties.


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


         INFORMATION TECHNOLOGY. Flexible Staffing Services in information technology provides personnel on a contractual basis, which typically averages six to nine months in duration. Flexible Information Technology Services has traditionally focused on providing information systems personnel to assist clients whose needs range from mainframe environments to single workstations. Flexible information technology personnel perform a wide range of services, including software development, database design and management, system administration, end-user training and acceptance, network design and integration, information strategy development, business and systems plans, and standardization of technology and business procedures. Additionally, the need to contain costs has caused many businesses to reduce the number of personnel resulting in increased dependence upon information systems to support important functions and to improve productivity.


         The Company's database of skilled technical personnel is integral to its success. Because technical needs are diverse and technology advances occur frequently, technical talent is in high demand. As a result, flexible information technology focuses heavily on its recruiting efforts. The Company believes that building a base of skilled technical personnel who are available for assignment is as integral to its success as are its client relationships.


         OPERATING SPECIALTIES. The Company has expanded its Flexible Staffing Services functions to include pharmaceutical, engineering, health care, scientific and legal industries. Examples of the types of positions classified in these categories are: clinical trial professionals (CRAs) for pharmaceutical clients, quality engineers and assurance personnel for manufacturing companies, health care information management professionals and nurses for health care companies, and paralegals and attorneys for law firms and corporate clients. The Scientific Group works with lab professionals, research and development, quality assurance and quality control professionals.


The Company's operating employees develop and maintain an active candidate inventory designed to meet the needs of its clients. To recruit qualified candidates, the Company uses targeted telephone and Internet recruiting, obtains referrals from its existing personnel and clients, and places newspaper advertisements. The Search Services' recruiting efforts complement those of Flexible Staffing Services, and the Company believes that this combination distinguishes it from many of its competitors. To foster loyalty and commitment from its existing personnel, the Company maintains frequent contact with them as well as providing competitive wages, benefits, flexible schedules, and exposure to a variety of working environments. The Company currently maintains a database of approximately 1.5 million candidates.

Flexible Staffing Services targets Fortune 1000 companies and other large organizations, with a primary focus on organizations determined to have the potential need for the Company's full range of services. In order to maximize its marketing effectiveness, the Company provides training to its operating employees, which emphasizes the consulting nature of its business. The Company's operating employees develop marketing plans composed of multiple visits, monthly mailings, and other actions supported through the use of the front-end systems and staff meetings. The Company believes that these techniques and processes provide the opportunity to expand its business within its clients' organizations, solidify client relationships, and develop new clients. The Company recognizes that in some cases Flexible Staffing Services personnel will be offered permanent positions. If a client requests that personnel become permanent employees, the Company typically charges a "conversion" fee that is calculated as a percentage of the initial annual compensation.



SEARCH SERVICES

The Company provides extensive Search Services (permanent placement) for professional and technical personnel. The placement opportunities are in the areas of information technology, finance and accounting, financial services, pharmaceutical research, health care, human resources, insurance, legal and manufacturing.


The Company performs both contingency and retained searches. A contingency search results in payment to the Company only when personnel are actually hired by a client. The Company's strategy is to perform contingency searches only for skills it targets as its core-businesses. Client searches that are outside a core-business area typically are at a management or executive level and require a targeted research and recruiting effort. The Company typically performs these searches as retained searches where the client pays a part of the search fee in advance and the remainder upon completion of the search. The Company's fee is typically structured as a percentage of the placed individual's first-year annual compensation.

An active database of candidates is maintained as the result of the Company's continuous recruiting efforts and reputation in the industry. In addition, operating employees locate many potential personnel as the result of referrals from the Flexible Staffing Services activities.

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

The Company's search business is highly specialized. Certain skills, such as finance and accounting, information technology and human resources, may be served by local offices, while other, more highly specialized niches require a regional or national focus.


TECHNOLOGY

kforce.com continues to invest in its technology infrastructure. During 2000, the Company outsourced the corporate headquarters data center and had its servers placed in a bunkered facility. We believe this facility will greatly reduce the threat to the Company from a potential major outage due to the forces of nature.

The Company's Enterprise Resource Planning ("ERP") application was also upgraded in 2000. This project improved many internal and external customer related business processes. The continued integration between the ERP and Customer Service related proprietary systems ("PROS" and "WIZARD") improve the transfer of data and simplification of business processes.

Also in 2000, the kforce.com Internet web site had two major releases. One supported the Company's branding initiative, which included the Super Bowl advertising campaign. The second major release supported the localization market strategy. The Company continues to improve system interfaces that support internal and external business processes.

COMPETITION

The specialty staffing services industry is very competitive and fragmented. There are relatively few barriers to entry and new competitors frequently enter the market. A number of the Company's competitors possess substantially greater resources than the Company. The Company faces substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. The Company also faces competition from national clerical and light industrial staffing firms and national and regional accounting firms that also offer certain specialty staffing services. Additionally, there are a number of "born on the web" job boards that are offering traditional staffing services as well as traditional staffing companies developing a significant web component.

The Company believes that the availability and quality of its personnel, the level of service, the effective monitoring of job performance, scope of geographic service and the price of service are the principal elements of competition. The Company believes that availability of quality personnel is an especially important facet of competition. In order to attract candidates, the Company places emphasis upon its ability to provide permanent placement opportunities, competitive compensation and benefits, quality and varied assignments, and scheduling flexibility. Because personnel pursue other employment opportunities on a regular basis, it is important that the Company respond to market conditions affecting these individuals. Additionally, in certain markets and in response to economic softening, the Company has experienced significant pricing pressure from some of its competitors. Although the Company believes it competes favorably with respect to these factors, it expects competition and pricing pressure to increase, and there can be no assurance that it will remain competitive.


INSURANCE

The Company maintains a fidelity bond and a number of insurance policies including general liability and automobile liability, (each with excess liability coverage), professional liability, errors and omissions, employment practices liability, workers' compensation and employers' liability. Each of these policies, with aggregate coverage of up to $5.0 million, covers certain liabilities that may arise from the actions or omissions of its operating employees and personnel. There can be no assurance that any of the above coverages will be adequate for the Company's needs.


OPERATING EMPLOYEES AND PERSONNEL

As of December 31, 2000, the Company and its subsidiaries employed approximately 2,400 operating employees. Additionally, as of that date, the Company had approximately 7,100 personnel on assignment providing flexible staffing services to its clients. As the employer, the Company is responsible for the operating employees and personnel payrolls and employer's share of social security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance, and other direct labor costs relating to its operating employees and personnel. The Company offers access to various insurance programs and other benefits for its operating employees and personnel. The Company has no collective bargaining agreements covering any of its operating employees or personnel, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its operating employees or personnel.

ITEM 2.  PROPERTIES

The Company leases its corporate headquarters in Tampa, Florida, as well as space for its other locations. The aggregate area of office space under leases for locations is approximately 534,700 square feet. The leases generally run from month-to-month to five years and the aggregate annual rent paid by the Company in 2000 was approximately $11.4 million. The Company believes after relocation to its new corporate headquarters in 2001, that its facilities will be adequate for its needs. The Company owns a parcel of vacant land adjacent to the site of its new corporate headquarters for which it has no current plans to develop.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, the Company is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination and harassment and other similar claims. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that the Company insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. The Company does not believe that it is involved in any litigation which would reasonably be expected to have a material adverse effect on its results of operation or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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


CALENDAR YEAR                                         HIGH               LOW
                                                     -------           -------
1998:

  First Quarter..................................... $29.750           $19.375
  Second Quarter.................................    $32.250           $23.125
  Third Quarter....................................  $31.125           $16.125
  Fourth Quarter..................................   $22.750           $11.750

1999:

  First Quarter..................................... $24.250           $ 6.875
  Second Quarter.................................... $15.438           $ 6.906
  Third Quarter..................................... $ 9.750           $ 7.000
  Fourth Quarter.................................... $15.625           $ 5.875

2000:

  First Quarter..................................... $18.250           $ 8.875
  Second quarter.................................... $13.250           $ 4.438
  Third Quarter..................................... $ 7.563           $ 3.500
  Fourth Quarter.................................... $ 5.063           $ 2.063

2001:

  First Quarter (through March 23)                   $ 4.125           $ 2.281

On March 23, 2001, the last reported sale for the Company's Common Stock was at $4.00. On March 23, 2001 there were approximately 164 holders of record.

Since the Company's initial public offering, the Company has not paid any cash dividends on its common stock. The Company is currently prohibited from making such dividend distributions under the terms of its Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.


                                               YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------
                                   1996       1997       1998       1999       2000
                                 --------   --------   --------   --------   --------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
  Net service revenues.........  $301,588   $479,743   $680,086   $746,632   $794,997
  Direct costs of services.....   145,881    254,132    388,505    424,001    433,441
                                 --------   --------   --------   --------   --------
  Gross profit.................   155,707    225,611    291,581    322,631    361,556
  Selling, general and
     administrative expenses...   133,084    184,876    224,790    346,452    341,812
  Depreciation and
     amortization..............     3,238      5,794      9,507     14,514     18,440
  Merger, restructuring, and
     integration expense.......        -          -      26,122         -          -
  Other (income) expense,
     net.......................    (1,773)    (2,675)    (4,985)      (942)       113
                                 --------   --------   --------   --------   --------
  Income (loss) before income
     taxes.....................    21,158     37,616     36,147    (37,393)     1,191
  (Provision) benefit for
     income taxes..............    (8,706)   (15,545)   (20,708)    13,877     (1,474)
                                 --------   --------   --------   --------   --------
  Net income (loss)............  $ 12,452   $ 22,071   $ 15,439   $(23,516)  $   (283)
                                 ========   ========   ========   ========   ========
  Net income (loss)
    per share-basic............  $    .35   $    .55   $    .34   $   (.53)   $  (.01)
                                 ========   ========   ========   ========   ========
Weighted average shares
  outstanding-basic............    35,312     40,471     45,410     44,781     42,886
  Net income (loss) per
     share-diluted.............  $    .34   $    .52   $    .33   $   (.53)  $   (.01)
                                 ========   ========   ========   ========   ========
  Weighted average shares
     outstanding-diluted.......    36,996     42,264     47,318     44,781     42,886



                                                      DECEMBER 31,
                                 ----------------------------------------------------
                                   1996       1997       1998       1999       2000
                                 --------   --------   --------   --------   --------

BALANCE SHEET DATA:
  Working capital..............   $ 95,557   $149,459   $135,348   $ 86,310  $ 70,885
  Total assets.................   $142,112   $283,098   $333,812   $296,187  $278,018
  Total long-term debt.........   $     -    $  1,260   $    461   $     -   $ 45,000
  Stockholders' equity.........   $119,221   $232,704   $255,022   $218,205  $155,037

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Company's Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.


OVERVIEW

The Company is a provider of professional and technical specialty staffing services in 45 markets in the United States and one international market (Toronto, Canada). The Company provides its customers staffing services in the following specialties: information technology, finance and accounting, human resources and operating specialties. The Company believes its broad range of highly specialized services provides clients with integrated solutions to their staffing needs, allowing it to develop long-term, consultative relationships. This range of services includes search services and flexible staffing services, both professional temporary and contract. Contract services for information technology services are provided through the Company's kforce Consulting group. The Company believes its functional focus and range of service offerings generate increased placement opportunities and enhance its ability to identify, attract, retain, develop and motivate personnel and operating employees. The Company principally serves Fortune 1000 clients, with its top ten clients representing approximately 8% of its revenue for 2000.


RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net service revenues, certain items in the Company's consolidated statements of operations for the indicated periods:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                                 1998     1999     2000
                                                 -----    -----    -----

Flexible Billings............................     80.1%    80.6%    77.5%
Search Fees..................................     19.9     19.4     22.5
                                                 -----    -----    -----
Net service revenues.........................    100.0    100.0    100.0
Gross profit.................................     42.9     43.2     45.5
Selling, general, and administrative
  expenses...................................     33.1     46.4     43.0
Income (loss) before income taxes............      5.3     (5.0)     0.1
Net income (loss) ...........................      2.3%    (3.1)%    0.0%

2000 COMPARED TO 1999

NET SERVICE REVENUES. Net service revenues increased 6.5% to $795.0 million in 2000 compared to $746.6 million for the same period in 1999. This increase was composed of a $14.6 million increase in Flexible Billings and a $33.8 million increase in Search Fees for the year ended December 31, 2000. The reasons for such increases are set forth below.


FLEXIBLE BILLINGS. Flexible billings increased 2.4% to $616.0 million in 2000 compared to $601.5 million for the same period in 1999. Hours billed for the year remained relatively consistent year-to-year between 2000 and 1999. The increase in flexible billings was primarily attributable to an increase in the average billing rate in 2000.

SEARCH FEES. Search fees increased 23.3% to $178.9 million in 2000 compared to $145.1 million for the same period in 1999. Approximately $16.0 million of this increase was the result of an increased number of search placements made during 2000 as compared to 1999. The remaining increase, approximately $17.8 million, was primarily the result of an increase in the average fee for each search placement.

GROSS PROFIT. Gross profit on Flexible Billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, all costs related to Search Fees are classified as selling, general, and administrative expense. Gross profit increased 12.1% to $361.6 million in 2000 as compared to $322.6 million in 1999. Gross profit as a percentage of net service revenues increased to 45.5% in 2000 compared to 43.2% for the same period in 1999. The increase in gross profit percentage was a result of both the improvement in margins on Flexible Billings, attributable to higher average billing rates, and a shift in business mix to more Search Fees, which have traditionally higher margins than Flex Billings, in 2000 compared to 1999. Search Fees accounted for 22.5% of 2000 net service revenues as compared to 19.4% in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 1.3% to $341.8 million in 2000 as compared to $346.5 million for the same period in 1999. Selling, general and administrative expenses as a percentage of net service revenues decreased to 43.0% in 2000 compared to 46.4% for the same period in 1999. The decrease as a percentage of net service revenues resulted primarily from the continuation of strategic initiatives undertaken by management in 1999 to re-engineer and streamline back office operations, and a reduction in advertising after the launch of the Company's new name.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 27.0% to $18.4 million for 2000 compared to $14.5 million for the same period in 1999. Depreciation and amortization expense as a percentage of net service revenue increased to 2.3% for 2000 compared 1.9% for the same period in 1999. The increase as a percentage of net service revenues for 2000 as compared to the same period in 1999 was primarily due to increased amortization of computer software utilized to increase back office efficiency.

OTHER (INCOME) EXPENSE. Other (income) expense decreased 112.0% in 2000 to $0.1 million as compared to $(0.9) million for the same period in 1999. The decrease in 2000 compared to 1999 was primarily due to a reduction of interest income in 2000 compared to 1999 related to the use of available cash to make stock repurchases throughout 2000.

INCOME (LOSS) BEFORE INCOME TAXES. The income before income taxes was $1.2 million for 2000 as compared to loss before taxes of $(37.4) million for the same period in 1999, primarily as a result of increased net service revenues and gross margin and reduced selling, general, and administrative expenses discussed above.

PROVISION (BENEFIT) FOR INCOME TAXES. The income tax provision for 2000 was $1.5 million compared to a benefit of $(13.9) million for the same period in 1999. The effective tax rate was 124% in 2000 as compared to an effective tax benefit rate of 37.1% in 1999. The increase in the effective tax rate in 2000 as compared to 1999 was primarily due to the benefit resulting from Company's net loss position in 1999. The effective tax rate in 2000 was abnormally high due to non-deductibility of amortization of goodwill and 50% of meals and entertainment expenses.

NET INCOME (LOSS). The net loss was $(0.3) million for 2000 and $(23.5) million for 1999. This reduction in loss in 2000 compared to 1999 was the result of increased net service revenue and gross margin and reduced selling, general, and administrative expenses discussed above.

1999 COMPARED TO 1998

NET SERVICE REVENUES. Net service revenues increased 9.8% to $746.6 million in 1999 compared to $680.1 million for the same period in 1998. This increase was composed of a $56.9 million increase in Flexible Billings and a $9.6 million increase in Search Fees for the year ended December 31, 1999. The reasons for such increases are set forth below.

FLEXIBLE BILLINGS increased 10.4% to $601.5 million in 1999 as compared to $544.6 million for the same period in 1998. Approximately $41 million of this increase was a result of an increase in the number of hours billed by operations as compared to the same periods in 1998 due to the Company's continued emphasis on expanding the number of service offerings in all markets. The remaining increase, approximately $16 million, was primarily attributable to an increase in the average billing rate for 1999.

SEARCH FEES increased 7.1% to $145.1 million in 1999 compared to $135.5 million for the same period in 1998. This increase resulted primarily from an increase in the average fee for each search placement made during 1999 compared to the same period in 1998. The number of search placements made in 1999 remained relatively constant compared to 1998.

GROSS PROFIT. Gross profit increased 10.6% to $322.6 million in 1999 compared to $291.6 million in 1998. Gross profit as a percentage of net service revenues increased to 43.2% in 1999 compared to 42.9% for the same period in 1998. The increase in gross profit percentage was primarily a result of the improvement in margins on Flexible Billings attributable to higher average billing rates. This increase was partially offset by the continuing change in the Company's business mix between Flexible Billings and Search Fees. Revenues from Flexible Billings, which have traditionally lower gross margins than Search Fees, increased to 80.6% of the Company's net service revenues in 1999 compared to 80.1% for the same period in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 54.1% to $346.5 million in 1999 compared to $224.8 million for the same period in 1998. Selling, general and administrative expenses as a percentage of net service revenues increased to 46.4% in 1999 compared to 33.1% for the same period in 1998. The increase as a percentage of net service revenues resulted primarily from several strategic initiatives adopted by management during the first half of 1999. These included: i) the development, deployment, advertising and other related expenses for the Company's online interactive career management and recruitment resource, kforce.com Interactive, ii) activities to re-engineer and streamline back office operations, and iii) investments in future growth, including leadership development, increasing the number of sales consultants, buildout of a national service center, and further development of educational services, kforce Consulting and operating specialties.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 52.7%, to $14.5 million for 1999 compared to $9.5 million for the same period in 1998. Depreciation and amortization expense as a percentage of net service revenue increased to 1.9% for 1999 compared to 1.4% for the same period in 1998. The increase as a percentage of net service revenues for 1999 compared to the same period in 1998 was primarily due to additional depreciation on the new technology platform implemented at certain Source locations in the second half of 1998 and to additional goodwill amortization due to earnout buyouts negotiated in 1999.

OTHER (INCOME) EXPENSE. Other (income) expense decreased 81.1% in 1999 to $0.9 million compared to $5.0 million for the same period in

1998. The decrease during 1999 compared to the same period in 1998 was due to a decrease in investment income resulting from increased cash requirements for funding operations and for the Company's repurchase of common stock.

INCOME (LOSS) BEFORE INCOME TAXES. The loss before income taxes was $37.4 million for 1999 compared to income before taxes of $36.1 million for the same period in 1998, primarily as a result of the increase in selling, general and administrative expenses discussed above.

PROVISION (BENEFIT) FOR INCOME TAXES. The income tax benefit for 1999 was $13.9 million compared to a provision of $20.7 million for the same period in 1998. The effective tax benefit rate was 37.1% in 1999 compared to an effective provision rate of 57.3% in 1998. The decrease in the effective tax rate in 1999 compared to 1998 was primarily due to the Company's net loss position in 1999 and to certain non-deductible merger related expenses in 1998 which were not present in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity include approximately $1.9 million in cash and cash equivalents and approximately $69.0 million in additional net working capital. In addition, the Company has approximately $45 million outstanding under its $90 million Amended and Restated Credit Facility with Bank of America (the "Credit Facility"). This Credit Facility, which was entered into on November 3, 2000, has an initial term of three years. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of the Company's "Eligible Receivables" as such term is defined in the Credit Facility).

The Credit Facility contains a provision that limits the dollar amount of common stock the Company may repurchase subsequent November 3, 2000 to $55 million. On February 12, 2001, the Credit Facility was amended to increase the maximum amount of common stock the Company may repurchase to $72 million.

During the year ended December 31, 2000, cash flow provided by operations was approximately $28.3 million, resulting primarily from a non-cash adjustment for depreciation and amortization, refunds of prior income tax payments and an increase in accrued payroll costs, partially offset by an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities. The increase in accounts receivable reflects the increased volume of business in 2000 as compared to 1999. The increase in accrued payroll costs, and the decreases in accounts payable and other accrued liabilities are primarily due to the timing of payment of these liabilities.

During 2000, cash flow used in investing activities was approximately $10.8 million, resulting primarily from an increase of $3.2 million in the value of deferred compensation related assets, the use of approximately $1.2 million for contingent earn out payments on prior acquisitions and $6.4 million in capital expenditures.

For the year 2000, cash flow used in financing activities was approximately $23.4 million, resulting primarily from the use of $12.7 million for the repurchase of outstanding stock through open market purchases and $55.8 million to execute a modified Dutch Auction tender offer for the repurchase of common stock completed in December 2000. The use of funds for stock purchases was partially offset by proceeds from the Company's bank line of credit. As of December 31, 2000, the Company had repaid $10.0 million of the $55.0 million of bank line of credit proceeds used during the year. Through March 23, 2001, an additional 285,000 shares were repurchased in 2001 for a total purchase price of $1.1 million.

On March 11, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. On October 24, 2000, the Board of Directors authorized an increase to up to $100 million for stock repurchases. As of December 31, 2000, the Company had repurchased approximately
14.4 million shares for $82.7 million under this plan. Additional stock repurchases may have a material impact on the Company's cash flow requirements for the next twelve months.

The Company believes that cash flow from operations and borrowings under its credit facility, or other credit facilities that may become available to the Company in the foreseeable future, will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, there is no assurance (i) that the Company will be able to obtain financing in amounts sufficient to meet its operating requirements or at terms which are satisfactory and which allow the Company to remain competitive, or
(ii) that the Company will be able to meet the financial covenants contained in its credit facility. The Company's estimate of the period that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation did not have a material impact on the Company's financial position or its results of operations.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the Consolidated Balance Sheets and be measured at fair value. The accounting for changes in the fair value of the derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore will be effective during the quarter ended March 31, 2001. The Company has determined that this standard has no impact on its financial position or results of operations and is not currently expected to have a material impact in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. The effect of a 1% change in interest rates would currently have an impact of $.45 million. The Company does not engage in trading market risk sensitive instruments for speculative or hedging purposes. The Company does not believe that changes in interest rates or foreign currency are material to its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto and the reports of Deloitte & Touche LLP and PricewaterhouseCoopers LLP, the Company's independent auditors, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 3, 2000, the Company replaced PricewaterhouseCoopers LLP ("PWC") with Deloitte & Touche LLP ("DT") as the Company's independent auditors. The change was the result of a formal proposal process conducted by the Company's Audit Committee and management with several accounting firms. The change was approved by both the Audit Committee and the Board of Directors.

The reports of PWC on the Company's consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income, stockholders equity and cash flows for each of the years in the three-year period ended December 31, 1999, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements between the Company and PWC as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make a reference to the subsequent matter of the disagreement in connection with its reports on the financial statements for such periods within the meaning of Item 304 (a)(1)(iv) of Regulation S-K.

During the Company's two most recent fiscal years or any subsequent interim periods prior to the engagement of DT, neither the Company nor anyone on its behalf consulted with DT concerning: (i) the application of accounting principles to any transaction or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or an event required to be reported pursuant to Item 304(a)(1)(iv) of Regulation S-K.


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


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this Report:

         1. FINANCIAL STATEMENTS. The consolidated financial statements, and related notes thereto, of the Company with the independent auditors' reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 19 of this report.

         2. FINANCIAL STATEMENT SCHEDULE. The financial statement schedule of the Company is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 19 of this report. The independent auditors' reports as presented on pages 20, 21 and 41 of this report apply to the financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of the Company.

         Schedules not listed in the Index to Consolidated Financial Statements and Schedules have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

         3.       EXHIBITS. See Item 14(c) below.

    (b)  REPORTS ON FORM 8-K.

          None.

    (c) EXHIBITS. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this report.

    (d)  FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                       KFORCE.COM, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



Page

Independent Auditors' Reports............................................   20

Consolidated Financial Statements:
  Consolidated Balance Sheets - December 31, 2000 and 1999...............   22
  Consolidated Statements of Operations and Other Comprehensive Income
    (Loss)-Years ended December 31, 2000, 1999 and 1998..................   23
  Consolidated Statements of Cash Flows - Years ended
    December 31, 2000, 1999 and 1998.....................................   24
  Consolidated Statements of Stockholders' Equity - Years ended
    December 31, 2000, 1999 and 1998.....................................   25
  Notes to Consolidated Financial Statements.............................   27

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts.... ...................   42

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of kforce.com, Inc.:

We have audited the accompanying consolidated balance sheet of kforce.com, Inc. and subsidiaries (the "Company"), formerly known as Romac International, Inc., as of December 31, 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. Our audit also included the accompanying financial statement schedule.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
January 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Romac International, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Romac International, Inc. and its subsidiaries ("the Company") at December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Tampa, Florida

February 8, 2000

                       KFORCE.COM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                                -----------------------
                                                                  2000          1999
                                                                ---------     ---------
                                                                       (IN 000'S)

                          ASSETS

Current Assets:
  Cash and cash equivalents ................................    $   1,865     $   7,919
  Trade receivables, net of allowance for doubtful accounts
     of $6,649 and $4,417, respectively ....................      125,931       112,545
  Income tax refund receivables ............................           --        23,038
  Deferred tax asset .......................................        4,872         3,546
  Prepaid expenses and other current assets ................        3,682         3,669
                                                                ---------     ---------
          Total current assets .............................      136,350       150,717
Receivables from officers and related parties ..............        1,058           960
Furniture and equipment, net ...............................       23,115        27,758
Deferred tax asset, non current ............................        1,250         1,711
Other assets, net ..........................................       23,481        19,349
Goodwill, net of accumulated amortization of $13,135 and
     $9,452, respectively ..................................       92,764        95,692
                                                                ---------     ---------
          Total assets .....................................    $ 278,018     $ 296,187
                                                                =========     =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and other accrued liabilities ...........    $  17,464     $  24,180
  Accrued payroll costs ....................................       37,778        31,922
  Bank overdrafts ..........................................        8,083         5,824
  Capital lease obligations ................................           --           481
  Notes payable to related parties .........................           --         2,000
  Income taxes payable .....................................        2,140            --
                                                                ---------     ---------
          Total current liabilities ........................       65,465        64,407
Long term debt .............................................       45,000            --
Other long-term liabilities ................................       12,516        13,575
                                                                ---------     ---------
          Total liabilities ................................      122,981        77,982
Commitments and contingencies (Note 11)
Stockholders' Equity:
  Preferred stock, $0.01 par; 15,000 shares authorized, none
     issued and outstanding ................................           --            --
  Common stock, $0.01 par; 250,000 shares authorized, 46,959
     and 46,687 issued, respectively .......................          470           467
  Additional paid-in capital ...............................      191,007       187,262
  Accumulated other comprehensive (loss) income ............         (267)         (170)
  Retained earnings ........................................       46,363        46,646
  Less reacquired shares at cost; 14,802 and 2,613 shares,
        respectively .......................................      (82,536)      (16,000)
                                                                ---------     ---------
          Total stockholders' equity .......................      155,037       218,205
                                                                ---------     ---------
          Total liabilities and stockholders' equity .......    $ 278,018     $ 296,187
                                                                =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                       KFORCE.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)



                                                         YEARS ENDED DECEMBER 31,
                                                  -------------------------------------
                                                    2000          1999         1998
                                                 ---------     ---------     ---------
                                                    (IN 000'S, EXCEPT PER SHARE DATA)

Net service revenues ........................    $ 794,997     $ 746,632     $ 680,086
Direct costs of services ....................      433,441       424,001       388,505
                                                 ---------     ---------     ---------
Gross profit ................................      361,556       322,631       291,581
Selling, general and administrative expenses       341,812       346,452       224,790
Merger, restructuring and integration expense           --            --        26,122
Depreciation and amortization ...............       18,440        14,514         9,507
Other (income) expense:
  Dividend and interest income ..............         (288)       (1,639)       (5,224)
  Interest expense ..........................          734           423           216
  Other (income) expense, net ...............         (333)          274            23
                                                 ---------     ---------     ---------
Income (loss) before income taxes ...........        1,191       (37,393)       36,147
(Provision) benefit for income taxes ........       (1,474)       13,877       (20,708)
                                                 ---------     ---------     ---------
Net (loss) income ...........................    $    (283)    $ (23,516)    $  15,439

Other comprehensive (loss) income:

  Foreign currency translation ..............          (97)         (191)           63
                                                 ---------     ---------     ---------
Comprehensive (loss) income .................    $    (380)    $ (23,707)    $  15,502
                                                 =========     =========     =========
Net (loss) income per share:

     Basic ..................................    $    (.01)    $    (.53)    $     .34
                                                 =========     =========     =========
     Diluted ................................    $    (.01)    $    (.53)    $     .33
                                                 =========     =========     =========
Weighted average shares:

     Basic ..................................       42,886        44,781        45,410
                                                 =========     =========     =========
     Diluted ................................       42,886        44,781        47,318
                                                 =========     =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                       KFORCE.COM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                         -----------------------------------
                                                           2000         1999          1998
                                                         --------     --------     ---------
                                                                (IN 000'S)

Cash flows from operating activities:

  Net (loss) income .................................    $   (283)    $(23,516)    $  15,439
  Adjustments to reconcile net (loss) income to
     cash provided by (used in) operating activities:
     Depreciation and amortization ..................      18,440       14,514         9,507
     Provision for fallouts and bad debts on accounts
       and notes receivable .........................       7,106        9,768         4,049
     Deferred income taxes ..........................        (865)         347        (2,742)
     Loss on asset sales/disposals ..................         830          419         1,604
  (Increase) decrease in operating assets:
     Trade receivables, net .........................     (20,491)      (8,169)      (33,464)
     Prepaid expenses and other current assets ......         (13)         (43)       (1,108)
     Other assets, net ..............................      (5,088)      (7,281)       (5,751)
  Increase (decrease) in operating liabilities:
     Accounts payable and other accrued
       liabilities ..................................      (6,716)      14,920         1,229
     Accrued payroll costs ..........................       8,016       (9,148)       12,932
     Bank overdrafts ................................       2,260        5,824            --
     Accrued merger, restructuring, and integration
       expense ......................................          --       (4,931)        4,931
     Income tax refund (payable) ....................      26,174      (26,129)           29
     Other long-term liabilities ....................      (1,059)       6,703         4,284
                                                         --------     --------     ---------
          Cash provided by (used in) operating
            activities ..............................      28,311      (26,722)       10,939
                                                         --------     --------     ---------
Cash flows from investing activities:

     Capital expenditures, net ......................      (6,408)     (16,603)      (11,820)
     Acquisitions, net of cash acquired and including
       payment on earnout provisions ................      (1,221)      (6,039)      (23,593)
     Proceeds from the sale of short-term
       investments ..................................          --       12,000            --
     Premiums paid for cash surrender value of life
       Insurance policies ...........................      (3,213)        (391)       (3,292)
     Purchase of short-term investments .............          --           --       (10,047)
                                                         --------     --------     ---------
          Cash used in investing activities .........     (10,842)     (11,033)      (48,752)
                                                         --------     --------     ---------
Cash flows from financing activities:

     Proceeds from bank line of credit ..............      55,000           --            --
     Repayments on bank line of credit ..............     (10,000)          --            --
     Payments on capital lease obligations ..........        (481)        (723)         (787)
     Payments on notes payable to related parties ...      (2,000)     (10,144)           --
     Payments on (issuance of) notes receivable from
       related parties ..............................          --        1,143          (582)
     Proceeds from exercise of stock options ........       2,513        1,843         6,271
     Repurchases of treasury stock ..................     (12,699)     (15,075)           --
     Repurchase of treasury stock in tender offer
         transaction ................................     (55,759)          --            --
                                                         --------     --------     ---------
          Cash (used in) provided by
              financing activities ..................     (23,426)     (22,956)        4,902
                                                         --------     --------     ---------
Increase(decrease) in cash and cash equivalents .....      (5,957)     (60,711)      (32,911)
Cumulative translation adjustment ...................         (97)        (191)           63

Cash and cash equivalents at beginning of year ......       7,919       68,821       101,669
                                                         --------     --------     ---------
Cash and cash equivalents at end of year ............    $  1,865     $  7,919     $  68,821
                                                         ========     ========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                       KFORCE.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (IN 000'S)

                                                                               ACCUMULATED
                                               COMMON STOCK       ADDITIONAL      OTHER
                                              ----------------     PAID-IN    COMPREHENSIVE
                                              Shares   Amounts     CAPITAL       INCOME
                                              ------   -------    ---------   -------------

STOCKHOLDERS' EQUITY:

Balance at December 31, 1997 ............     45,475     $455     $ 178,493      $ (42)

Exercise of stock options ...............        933        9         6,262         --
Tax benefit of employee stock options ...         --       --           545         --
Foreign currency translation adjustment .         --       --            --         63
Net income ..............................         --       --            --         --
                                              ------     ----     ---------      -----
Balance at December 31, 1998 ............     46,408      464       185,300         21

Exercise of stock options ...............        279        3         1,840         --
Tax benefit of employee stock options ...         --       --           122         --
Foreign currency translation adjustment .         --       --            --       (191)
Net loss ................................         --       --            --         --
Repurchase of common stock ..............         --       --            --         --
                                              ------     ----     ---------      -----
Balance at December 31, 1999 ............     46,687      467       187,262       (170)

Exercise of stock options ...............        272        3         2,510         --
Tax benefit of employee stock options ...         --       --           995         --
401(k) matching contribution ............         --       --           406         --
Employee stock purchase plan contribution         --       --          (166)        --
Foreign currency translation adjustment .         --       --            --        (97)
Net loss ................................         --       --            --         --
Repurchase of common stock ..............         --       --            --         --
                                              ------     ----     ---------      -----
Balance at December 31, 2000 ............     46,959     $470     $ 191,007      $(267)
                                              ======     ====     =========      =====


The accompanying notes are an integral part of these consolidated financial statements.

                       KFORCE.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              CONTINUED (IN 000'S)


                                                               REACQUIRED STOCK
                                               RETAINED      --------------------
                                               EARNINGS      Shares       Amounts         TOTAL
                                               --------      -------      --------      ---------

STOCKHOLDERS' EQUITY:

Balance at December 31, 1997 .............     $ 54,723          677      $   (925)     $ 232,704

Exercise of stock options ................           --           --            --          6,271
Tax benefit of employee stock options ....           --           --            --            545
Foreign currency translation adjustment ..           --           --            --             63
Net income ...............................       15,439           --            --         15,439
                                               --------      -------      --------      ---------
Balance at December 31, 1998 .............       70,162          677          (925)       255,022

Exercise of stock options ................           --           --            --          1,843
Tax benefit of employee stock options ....           --           --            --            122
Foreign currency translation adjustment ..           --           --            --           (191)
Net loss .................................      (23,516)          --            --        (23,516)
Repurchase of common stock ...............           --        1,936       (15,075)       (15,075)
                                               --------      -------      --------      ---------
Balance at December 31, 1999 .............       46,646        2,613       (16,000)       218,205

Exercise of stock options ................           --           --            --          2,513
Tax benefit of employee stock options ....           --           --            --            995
401(k) matching contribution .............           --          (72)          479            885
Employee stock purchase plan contribution            --         (217)        1,443          1,277
Foreign currency translation adjustment ..           --           --            --            (97)
Net loss .................................         (283)          --            --           (283)
Repurchase of common stock ...............           --       12,478       (68,458)       (68,458)
                                               --------      -------      --------      ---------
Balance at December 31, 2000 .............     $ 46,363       14,802      $(82,536)     $ 155,037
                                               ========      =======      ========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                       KFORCE.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN 000'S EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

kforce.com, Inc. and subsidiaries (the "Company") is a provider of professional and technical specialty staffing services in more than 97 locations in 45 markets in the United States and Canada. The Company provides its customers staffing services in the following specialties: Information Technology, Finance and Accounting, Human Resources and Operating Specialties. The Company provides flexible staffing services on both a professional temporary and contract basis and provides search services on both a contingency and retained basis. The Company principally serves Fortune 1000 clients.

On May 5, 2000 the Stockholders approved a name change from Romac
International, Inc. ("Romac") to kforce.com, Inc.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of kforce.com, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

Net service revenues consist of sales, net of credits and discounts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. The Company's policy is to replace individuals who fail to continue employment for the period of time specified in the agreements for search assignments, generally thirty to ninety days. Revenue from Search Fees is shown on the Consolidated Statement of Operations net of a reserve for candidates not remaining in employment for the guarantee period.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to be in compliance with SAB 101 for our fiscal year ending December 31, 2000. The adherence to SAB 101 requirements did not have a material impact on our results of operations, financial position or cash flows.

INCOME TAXES

The Company accounts for income taxes under the principles of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax benefits of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

STOCK BASED COMPENSATION

The Company has elected to continue accounting for stock based compensation under the intrinsic value method of accounting for stock based compensation as provided under APB No. 25 and has disclosed pro forma net income and earnings
(loss) per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

SELF-INSURANCE

The Company offered an employee benefit program for certain employees through September 30, 1998, and offers a program for all eligible employees effective October 1, 1998, for which it is self-insured for a portion of the cost. The Company is liable for claims up to $150 per employee and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

OTHER COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments which arise primarily from activities of the Company's Canadian operations. Results of operations are translated using the average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current or historical rates depending upon the related assets. Resulting foreign currency translation adjustments are recorded in stockholders' equity.

EARNINGS PER SHARE

Under Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share includes the dilutive effects of stock options and other potentially dilutive securities.

Options that were outstanding, but were antidilutive, and therefore were excluded from the computation of diluted shares, totaled 5,751, 5,289, and 1,207 shares of common stock, for 2000, 1999, and 1998, respectively, at option prices per share ranging from $0.980 to $28.125, $ 0.980 to $30.063, and $24.125 to $30.063 in 2000, 1999 and 1998, respectively. The options, which expire on various dates ranging from January 2005 to October 2009 were still outstanding at December 31, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, accounts receivable, short-term investments, accounts payable, long term debt, other non-current liabilities and payables to related parties approximate the carrying values of these financial instruments.

GOODWILL

Goodwill, net of accumulated depreciation, totaled $92,764 and $95,692 at December 31, 2000 and 1999, respectively. Goodwill is amortized on a straight-line basis over a fifteen to thirty year period. Goodwill amortization expense was $4,231, $3,857 and $3,212 for the years ended December 31, 2000, 1999 and 1998, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

Management periodically reviews the carrying value of goodwill and other long-lived assets to determine if an impairment has occurred. Any impairment loss would have been recorded in the period identified. No such losses were recorded in the accompanying Consolidated Statements of Operations and Other Comprehensive Income (Loss).

CAPITALIZED SOFTWARE

During 1997, the Company began the development and implementation of new computer software to enhance performance of the accounting and operating systems. The Company accounts for direct internal and external costs subsequent to the preliminary stage of this project under the principles of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software (typically three years) using the straight-line method. The Company continues development and enhancements to its accounting and operating computer software. Direct internal and external costs subsequent to the preliminary stage of each of these projects are being capitalized and classified as capitalized software, a component of other assets.

DEFERRED LOAN COSTS

Costs incurred to secure the Company's Credit Facilities have been capitalized and are being amortized over the terms of the related agreements.

NON-COMPETE AGREEMENTS

Payments made to enter into non-compete agreements have been capitalized and are being amortized on a straight-line basis over the terms of the related agreements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2000, FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", which further clarifies APB Opinion No. 25, "Accounting for Stock Issued to Employees". This interpretation did not have a material impact on the Company's financial position or its results of operations.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the Consolidated Balance Sheets and be measured at fair value. The accounting for changes in the fair value of the derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore will be effective during the quarter ended March 31, 2001. The Company has determined that this standard has no impact on its financial position or results of operations and is not currently expected to have a material impact in the future.

2.       FURNITURE AND EQUIPMENT

Major classifications of furniture and equipment and related asset lives are summarized as follows:

                                                             DECEMBER 31,
                                                           -----------------
                                             USEFUL LIFE    2000      1999
                                             -----------   -------   -------

Furniture and equipment....................   5-7 years    $17,679   $20,436
Computer equipment.........................   3-5 years     20,834    24,342
Airplane...................................     5 years      1,889     1,889
Leasehold improvements.....................  lease term      4,997     2,746
Land.......................................                  1,310        -
                                                           -------   -------
                                                            46,709    49,413
Less accumulated depreciation .............                 23,594    21,655
                                                           -------   -------
                                                           $23,115   $27,758
                                                           =======   =======

In 2000, the Company purchased land in Tampa, FL. The Company subsequently sold the portion of this land on which its new headquarters facility will be built to a real estate developer. The Company will lease the facility for 15 years from the developer once construction is complete in late 2001. Leasehold improvements includes approximately $1,865 in improvements related to the headquarters facility. Depreciation of the improvements will begin upon the commencement of the lease. Land consists of $1,310 for the remaining parcel of property not sold to the developer.

3.  ACQUISITIONS

FOR THE YEAR ENDED DECEMBER 31, 2000

During 2000, the Company had no acquisitions. During 2000, the Company settled earnout provisions on certain prior acquisitions for approximately $1,221. These amounts have been recorded as purchase price consideration and are included in goodwill.

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

There were no purchase acquisitions by the Company during the year ended December 31, 1998. However, during 1998, approximately $23,593 of earnout provisions related to prior acquisitions were paid. These amounts have been recorded as additional purchase price consideration and are included in goodwill.

The Company has accounted for all acquisitions, except for the Source transaction, using the purchase method of accounting. The results of these purchased companies' operations have been included with those of the Company from the dates of the respective acquisitions.

4.       OTHER ASSETS

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              -------   ------

Cash surrender value of life insurance policies.............  $13,648  $10,435
Capitalized software, net of amortization...................    7,914    8,294
Deferred loan cost, net of amortization.....................    1,431        -
Other.......................................................      488      620
                                                              -------   ------
                                                              $23,481  $19,349
                                                              =======   ======

Cash surrender value of life insurance policies relates to policies maintained by the Company that will be used to fund obligations in the Deferred Compensation Plan (Note 9) with cash surrender values of $13,648 and $10,435 at December 31, 2000 and 1999, respectively.

Amortization expense of capitalized software was $3,331 and $2,915, in December 31, 2000 and 1999 respectively.

Amortization expense of deferred loan costs was $659 in December 31, 2000.

The Company has included the value of non-compete agreements totaling $187 and $270 at December 31, 2000 and 1999, respectively, in Other. The non-compete agreements are being amortized on a straight-line basis over the lives of the related employment agreements. Amortization expense of non-compete agreements was $83 for each of the years ended December 31, 2000, 1999, and 1998. In addition, Other includes $223 of prepaid software license costs.


5.       LINE OF CREDIT AND CAPITAL LEASE OBLIGATION

                                                                DECEMBER 31,
                                                              ----------------
                                                                2000      1999
                                                              -------     ----

Bank line of credit .....................................     $45,000     $ --
Obligation under capital lease with quarterly payments of
  principal and interest at 8.3% through June 2000 ......          --      481
                                                              -------     ----
                                                               45,000      481

Less current maturities .................................          --      481
                                                              -------     ----
                                                              $45,000     $ --
                                                              =======     ====


During 1999, the Company had an unsecured line of credit agreement in the amount of $30,000 ("Old Credit Facility") which matured on March 31, 2000. The interest rate on the Old Credit Facility was up to

1.5% above the average rate at which deposits in U.S. dollars were offered in the London Interbank Market. No amounts were outstanding under the Old Credit Facility at December 31, 1999.

On May 4, 2000, the Company entered into a $35 million Revolving Line of
Credit Agreement with Bank of America, N.A. (the "Line of Credit"). The Line of Credit provided for a maximum revolving credit facility of $35 million (based on the Company's eligible receivables). Under its terms, prepayments on the Line of Credit were allowed at any time, with any remaining unpaid balance due two years from closing. Borrowings under the Line of Credit are secured by all of the assets of the Company and its subsidiaries. Interest rates on the outstanding balance are to be calculated based on: (i) the London Interbank Offered Rate ("LIBOR") plus (ii) from 1.75% to 3.00% based on certain financial ratios of the Company. Fees payable by the Company in connection with the Line of Credit also varied with these financial ratios. The terms of the Line of Credit also included certain financial covenants related to quarterly minimum requirements for EBITDA, fixed charge coverage ratio and tangible net worth and maximum requirements for leverage ratio. There were also certain limitations on investments and acquisitions, dividends and repurchases of the Company's stock.

The Company entered into an Amended and Restated Credit Agreement (the "Credit Facility") on November 3, 2000, with Bank of America, N.A. ("BA"). As of December 31, 2000, there was $45,000 outstanding on the Credit Facility. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of the Company's Eligible Receivables, as defined in the New Credit Facility). Under its terms, prepayments on the Credit Facility are allowed at any time, with any remaining unpaid balance due November 3, 2003. Borrowings under the Credit Facility are secured by all of the assets of the Company and its subsidiaries. Amounts borrowed under the Credit Facility will bear interest during the period beginning on November 3, 2000 until the bank's receipt of the Company's financial statements for the fiscal quarter ended March 31, 2001 at a rate per annum equal either to 0.50% plus BA's Prime Rate ("Prime") or to reserve adjusted LIBOR (as defined in the Credit Facility) plus 2.70% adjusted monthly. Following delivery of the Company's financial statements for the fiscal quarter ended March 31, 2001, performance pricing will be available, ranging from Prime to Prime plus 0.75% and LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. Pricing will thereafter be changed quarterly based on the previous four quarters' performance. The terms of the Credit Facility also include certain financial covenants only if the total amount borrowed under the Credit Facility exceeds specified amounts. These financial covenants relate to quarterly EBITDA as compared to the Company's EBITDA projections. There are also certain limitations on investments and acquisitions, and repurchases of the Company's stock. Under the terms of this Agreement, the Company is prohibited from making any dividend distributions.

The Credit Facility contains a provision that limits the dollar amount of common stock the Company may repurchase subsequent to November 3, 2000 to $55 million. In February 2001, the Credit Facility was amended to increase the maximum amount of common stock the Company may repurchase to $72 million.

6.       MERGER, RESTRUCTURING AND INTEGRATION EXPENSES

In connection with the 1998 Source merger, $26,122 of one-time merger, restructuring, and integration related expenses were identified and recorded in 1998. These charges included direct merger costs of approximately $8,265, which consisted of professional fees and other transaction costs associated with the merger, approximately $4,606 of severance and other termination-related costs to be incurred in connection with anticipated staff reductions, $5,885 costs in connection with consolidation of certain office facilities and related equipment, and approximately $7,366 in other merger and integration related expenses.

At December 31, 1998, the remaining accrued expenses balance associated with the above charge was $4,931, of which approximately $2,744 related to severance and other termination-related costs, approximately $1,631 related to the consolidation of certain office facilities and related equipment and approximately $556 related to other merger and integration related expenses.

7.       INCOME TAXES

The benefit (provision) for income taxes consists of the following:

                                            YEARS ENDED DECEMBER 31,
                                  --------------------------------------------
                                    2000              1999              1998
                                  --------          --------          --------
Current:
  Federal ...............         $ (2,025)         $ 13,252          $(19,156)
  State .................             (314)              972            (4,294)
  Deferred ..............              865              (347)            2,742
                                  --------          --------          --------
                                  $ (1,474)         $ 13,877          $(20,708)
                                  ========          ========          ========

The benefit (provision) for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                       -----------------------
                                                        2000     1999    1998
                                                       -----     ----    -----
                                                         %         %       %

Federal income tax rate ............................   (34.0)    35.0    (35.0)
State income taxes, net of federal tax benefit .....    (3.3)     5.0     (5.0)
Non-deductible items ...............................   (56.6)    (1.8)   (16.1)
Goodwill amortization ..............................   (30.4)    (1.0)    (1.2)
Other ..............................................      .6      (.1)      --
                                                       -----     ----    -----
Effective tax rate .................................  (123.7)    37.1    (57.3)
                                                      ======     ====    =====

Nondeductible items consist primarily of the direct costs of the Source merger and the portion of meals and entertainment expenses which are not deductible for tax purposes.

Deferred income tax assets and liabilities shown on the balance sheet are comprised of the following:

                                                            DECEMBER 31,
                                                        --------------------
                                                          2000         1999
                                                        -------      -------
Deferred taxes, current:
  Assets
     Allowance for bad debts ......................     $ 2,261      $ 1,426
     Accrued liabilities ..........................       2,612        2,154
     Charitable contribution deduction carryforward          32           --
                                                        -------      -------
                                                          4,905        3,580
  Liabilities

     Accrued liabilities ..........................         (33)         (33)
                                                        -------      -------
     Net deferred tax asset .......................     $ 4,872      $ 3,546
                                                        =======      =======
Deferred taxes, non-current:
  Assets

     Deferred compensation ........................     $ 5,057      $ 5,600
     State net operating loss carryforward ........         718          968
                                                        -------      -------
                                                          5,775        6,568
  Liabilities

     Depreciation and amortization ................      (4,525)      (4,857)
                                                        -------      -------
     Net deferred tax asset .......................     $ 1,250      $ 1,711
                                                        =======      =======

A valuation allowance on the net deferred tax assets has not been recorded due to the presence of taxable income in years available for carryback and management's expectation that it is more likely than not that deferred tax assets will be realized in future periods.

At December 31, 2000, the Company had approximately a $6,700 state tax net operating loss which will be carried forward to be offset against future state taxable income. The amount of the state tax net operating loss carryforward expires in varying amounts through 2014.

8.       RELATED PARTIES

RECEIVABLES FROM RELATED PARTIES

Receivables from officers and stockholders include non-interest bearing receivables for premiums paid on split dollar life insurance policies and other notes receivable. Repayment terms on the other notes receivables range from one to two years at rates of 6% to 8%.

NOTES PAYABLE TO RELATED PARTIES

As of December 31, 1999, the Company had $2,000 of notes payable outstanding to a related party relating to contingent purchase price adjustments on previous acquisitions (see Note 3). This obligation was retired in 2000.

RELATED PARTY TRANSACTIONS

Consulting services totaling $371 and $595 for 2000 and 1999, respectively, were provided to the Company by a company owned by the spouse of the Chairman of the Board. On July 1, 2000, the consulting contract was cancelled. In addition, an aircraft charter company owned 100% by the Chairman of the Board provided charter services to the Company in the amount of $125 in both 2000 and 1999. The Company billed the aircraft charter company $22 and $35 for the use of the Company's airplane in 2000 and 1999, respectively. Similar agreements for aircraft usage have been entered into for 2001. The Company has operating leases with related parties as discussed in Note 11.

9.       EMPLOYEE BENEFIT PLANS

401(k) SAVINGS PLAN

The Company has a qualified defined contribution 401(k) plan covering substantially all full-time employees. The plan offers a savings feature and Company matching contributions. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. The match has been made in the Company's stock for 1999 and 2000. Assets of this plan are held in trust for the sole benefit of employees.

Prior to the merger, Source merged its profit sharing plan and 401(k) plan ("Source Plan") effective October 1, 1997. The Source Plan covered all active participants who were participating in either the previous 401(k) plan or profit sharing plan or those employees who met the Source Plan's requirements for eligibility. The Source Plan was merged with the Company's 401(k) plan ("the Plan") effective July 1, 1998. At December 31, 2000, 1999 and 1998, the Plan held 1,615, 1,772 and 2,303 shares, respectively, of the Company's stock, representing approximately 5.0%, 4.0% and 5.0%, respectively of the Company's outstanding shares. Employer contributions to the 401(k) plans totaled $1,165, $892 and $1,609 in 2000, 1999 and 1998, respectively.

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

Effective January 1, 2000, the Company placed into effect a new Employee Stock Purchase Plan which had been approved during 1999 and which allows all employees to purchase stock at a 15% discount from market prices and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. This plan replaces the prior Source Employee Stock Purchase Plan. For the year ended December 31, 2000, the Company issued 632 shares of common stock, at an average purchase price of $3.73 per share, pursuant to the Employee Stock Purchase Plan. These shares were transferred to the plan from the Company's treasury stock. Of the 632 shares issued, the Company issued 217 of the shares at an average price of $5.90 during the year and 415 shares at an average price of $2.60 subsequent to year-end. The shares issued subsequent to year-end related to employee contributions made during the year.

DEFERRED COMPENSATION PLAN

The Company has a non-qualified deferred compensation plan pursuant to which eligible officers and highly compensated key employees may elect to defer part of their compensation to later years. The Company accrues discretionary Company matching contributions. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment, and at December 31, 2000 and 1999, aggregated $12,966 and $14,001, respectively. The Company has insured the lives of the participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender value of these Company-owned life insurance policies, $13,648 and $10,435 at December 31, 2000 and 1999, respectively, is included in other assets. Compensation expense of $439, $1,938, and $825 was recognized for the plan for the years ended December 31, 2000, 1999, and 1998, respectively.

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

Premiums paid to date that have not been recovered from policy cancellations and which are included in related party receivables were $758 and $760 at December 31, 2000 and 1999, respectively.

10.      STOCK OPTION PLANS

During 1994, the Company established an employee incentive stock option plan which authorized the issuance to employees of options to purchase common stock. During 1996, this plan was amended to increase the number of shares of common stock that may be issued under the plan to 6,000 to allow persons other than employees to participate in the plan, to allow incentives in the form of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock to be awarded under the plan and to effect a change in the plan name to the Romac International, Inc. Stock Incentive Plan. During 1997, the Plan was amended to increase the number of shares of common stock that may be issued under the Plan to 9,000. The Plan was again amended in 1999 to increase the number of shares authorized for issuance to 12,000.

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

A summary of the Company's stock option activity is as follows:



                                          NON-                WEIGHTED     WEIGHTED
                         EMPLOYEE       EMPLOYEE               AVERAGE     AVERAGE
                         INCENTIVE      DIRECTOR              EXERCISE    FAIR VALUE
                       STOCK OPTION   STOCK OPTION            PRICE PER   OF OPTIONS
                           PLAN           PLAN       TOTAL      SHARE      GRANTED
                       ------------   ------------   -----    ---------   ----------

Outstanding as of
  December 31, 1997 ..     4,196           191       4,387      $ 9.36
  Granted ............     1,899           101       2,000      $25.71     $10.86
  Exercised ..........      (933)           --        (933)     $ 6.75
  Forfeited ..........      (587)           --        (587)     $15.54
                           -----           ---       -----
Outstanding as of
  December 31, 1998 ..     4,575           292       4,867      $15.84
  Granted ............     2,353            60       2,413      $ 7.68     $ 7.73
  Exercised ..........      (342)           --        (342)     $ 5.26
  Forfeited ..........    (1,522)         (127)     (1,649)     $19.19
                           -----           ---       -----
Outstanding as of
  December 31, 1999 ..     5,064           225       5,289      $11.76
  Granted ............     2,204            94       2,298      $10.77     $ 4.89
  Exercised ..........      (283)           --        (283)     $ 8.93
  Forfeited ..........    (1,528)          (25)     (1,553)     $12.75
                           -----           ---       -----
Outstanding as of
  December 31, 2000 ..     5,457           294       5,751      $11.04
                           =====           ===       =====

                         Employee     Non-Employee
                         Incentive      Director
  Exercisable at       Stock Option   Stock Option
     December 31:           Plan          Plan       Total
  -------------------  ------------   ------------   -----

     2000............      1,797           213       2,010
     2001............      1,356            62       1,418
     2002............      1,422            19       1,441
     2003............        876            --         876
     2004............          6            --           6

Options granted during each of the three years ended December 31, 2000 have vesting requirements ranging from three to four years. Options expire at the end of ten years from the date of grant.

The following table summarizes information about employee and director stock options:

                                                 OPTIONS OUTSTANDING
                                      -----------------------------------------
                                                         WEIGHTED
                                          NUMBER         AVERAGE      WEIGHTED
                                      OUTSTANDING AT    REMAINING      AVERAGE
                                       DECEMBER 31,    CONTRACTUAL    EXERCISE
      RANGE OF EXERCISE PRICES        2000 (SHARES)    LIFE (YEARS)   PRICE ($)
      ------------------------        --------------   ------------   ---------

$ 0.980 - $ 1.490 .................          58             4.2        $  1.32
$ 1.500 - $ 8.6875 ................       3,010             8.0        $  6.40
$ 9.565 - $12.180 .................         526             5.9        $ 11.34
$12.181 - $18.060 .................       1,469             8.3        $ 14.39
$18.061 - $24.375 .................         374             6.9        $ 22.31
$24.376 - $28.1250 ................         314             7.0        $ 27.75
                                          -----
                                          5,751             7.7        $ 11.04
                                          =====


                                                    OPTIONS EXERCISABLE
                                                  --------------------------
                                                      NUMBER       WEIGHTED
                                                  EXERCISABLE AT   AVERAGE
                                                   DECEMBER 31,    EXERCISE
      RANGE OF EXERCISE PRICES                    2000 (SHARES)    PRICE ($)
      ------------------------                   --------------   ---------

$ 0.980 - $ 1.490 .................                      58         $  1.32
$ 1.500 - $ 8.6875 ................                     840         $  6.74
$ 9.565 - $12.180 .................                     426         $ 11.44
$12.181 - $18.060 .................                     332         $ 14.16
$18.061 - $24.375 .................                     192         $ 22.24
$24.376 - $28.1250 ................                     162         $ 27.76
                                                      -----
                                                      2,010         $ 11.98
                                                      =====

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net income(loss) and net income (loss) per share would have been as follows:

                                                   YEARS ENDED
                                                  DECEMBER 31,
                                          -----------------------------
                                           2000       1999       1998
                                          -------    -------    -------

Net income (loss):
  As Reported...........................  $   (283) $(23,516)  $15,439
     Compensation expense per SFAS
       123..............................   (19,715)  (11,113)   (6,100)
     Tax benefit, pro forma.............       363       890       532
                                          --------   -------    -------
                                          $(19,635) $(33,739)  $ 9,871
                                          ========   =======    =======

Net income (loss) per share:

  Basic:
     As Reported........................  $ (.01)    $ (.53)    $   .34
     Pro forma..........................  $ (.46)    $ (.75)    $   .22
  Diluted:
     As reported........................  $ (.01)    $ (.53)    $   .33
     Pro forma                            $ (.46)    $ (.75)    $   .21


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for all three periods; risk-free interest rates of 5.66%-6.75% for options granted during the year ended December 31, 2000, 4.95%-5.74% for options granted during the year ended December 31, 1999 and 4.77%-5.71% for options granted during the year ended December 31, 1998; a weighted average expected option term of 4-7 years for 2000, 5-6 years for 1999 and 4-7 years for 1998; and a volatility factor of 50.00% for 2000, 45.59% for 1999 and 40.69% for 1998.

Tax benefits resulting from the disqualifying dispositions of shares acquired under the Company's employee incentive stock option plan reduced taxes currently payable by $828 and $122 in 2000 and 1999, respectively. These tax benefits are credited to additional paid-in-capital.

11.      COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

During 2000, the office space the Company leases for use as its headquarters that was previously owned by a related party, was sold to independent investors. Rent in the amount of $121, $312 and $286 was paid to the related party in 2000, 1999 and 1998, respectively. The Company leases space and various equipment under operating leases expiring at various dates with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Future minimum lease payments under noncancellable operating leases are summarized as follows: 2001, $9,651; 2002, $6,946; 2003, $5,903; 2004, $3,285;
2005, 821; $1,066 thereafter.

Rental expense under all operating leases was $11,415, $12,187 and $10,226 for 2000, 1999, and 1998, respectively.

LITIGATION

In the ordinary course of its business, the Company is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination and harassment and other similar claims. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that the Company insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. The Company does not believe that it is involved in any litigation which would reasonably be expected to have a material adverse effect on its results of operation or financial condition.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain executive officers which provide for minimum compensation, salary and continuation of certain benefits for a one to three year period under certain circumstances. The agreements also provide for a payment of one to three times their annual salary and average annual bonus if a change in control (as defined) of the Company occurs and include a covenant against competition with the Company that extends for one year after termination for any reason. In addition, the Company has entered into employment agreements with certain key employees which provide for a payment of one to two times their annual salary and average annual bonus if a change in control (as defined) of the Company occurs and include a covenant against competition with the Company that extends for one year after termination for any reason. The Company's liability at December 31, 2000, would have been approximately $8,230 in the event of a change in control or $2,795 if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts.

NOTE PAYABLE GUARANTEE

In March 1999, the Company guaranteed a note payable by one of its former officers. At December 31, 2000 and 1999, the balance of this note was approximately $1,849 and $1,779, respectively. The note matured on December 31, 2000 and is currently unpaid.


12.      SUPPLEMENTAL CASH FLOW INFORMATION

The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                 YEARS ENDED DECEMBER 31,
                                              -----------------------------
                                               2000        1999       1998
                                              -------     -------    ------
Notes payable issued in settlement of
  contingent purchase price of previous
  Acquisitions.............................. $     --     $    --    $11,100
Employer matching :
  Contribution of treasury stock to
    401(k) Plan............................. $    406     $    --    $    --
  Contribution of treasury stock to Employee
    Stock Purchase Plan..................... $    631     $    --    $    --
Cash paid during the year for:
  Interest.................................. $    508     $   423    $   216
  Income taxes.............................. $(23,083)    $12,027    $19,905

13.      SEGMENT ANALYSIS

The Company discloses its business segments in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). The Company's internal information that is used by management for making operational decisions and addressing performance is the source of determining the Company's reportable segments. The Company has four functional service offerings, including:
Information Technology, Finance and Accounting, Human Resources and Operating Specialties.

The Company only generates information on sales and gross profit on a functional basis; as such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the US.

Information concerning operations in these segments of business is as follows:


                                INFORMATION    FINANCE &       HUMAN       OPERATING
                                TECHNOLOGY     ACCOUNTING    RESOURCES    SPECIALTIES     TOTAL
                                -----------    ----------    ---------    -----------    --------

2000
   Sales.......................  $442,833       $226,737      $22,712      $102,715      $794,997
   Gross Profit................   182,993        132,023        7,700        38,840       361,556

1999
  Sales.......................   $448,640       $205,646      $18,317       $74,029      $746,632
  Gross Profit................    175,117        114,321        6,191        27,002       322,631

1998
  Sales.......................   $431,921       $191,086      $17,575       $39,504      $680,086
  Gross Profit................    169,429        104,765        5,672        11,715       291,581


14.      QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                           QUARTER ENDED
                                         -----------------------------------------------
                                          MAR 31        JUN 30     SEPT 30      DEC 31
                                         ---------     --------    --------    ---------

Fiscal 2000
  Net service revenues ..............    $ 195,063     $197,661    $202,193    $ 200,080
  Gross profit ......................       88,201       91,618      93,627       88,110
  Net income (loss) .................       (2,395)       1,807         295           10
  Net income (loss) per share-basic..    $    (.05)    $    .04    $    .01    $     .00
  Net income (loss) per
     share-diluted ..................    $    (.05)    $    .04    $    .01    $     .00

Fiscal 1999
  Net service revenues ..............    $ 184,095     $189,390    $191,707    $ 181,440
  Gross profit ......................       78,832       81,208      82,215       80,376
  Net income (loss) .................        9,128          332         904      (33,880)
  Net income (loss) per share-basic..    $     .20     $    .01    $    .02    $    (.77)
  Net income (loss) per
     share-diluted ..................    $     .20     $    .01    $    .02    $    (.77)


15.      TENDER OFFER - STOCK REPURCHASE

On November 6, 2000, the Company announced a modified Dutch Auction tender offer, consisting of an offer to purchase up to 10,000 shares of its common stock at a purchase price between $5.50 and $4.75 per share net to the seller in cash, without interest. The tender offer concluded on December 5, 2000, whereby the Company purchased approximately 10,000 shares at $5.50 per share. This repurchase was funded by cash and approximately $55,000 of debt from existing bank lines of which $10,000 was repaid as of December 31, 2000. Costs incurred to effect the transaction were $759.

16.      SUBSEQUENT EVENTS

The Company has announced that the management structure of kforce Consulting, its e-business consulting group, is being consolidated into the management structure of its existing Information Technology business unit. The financial results of kforce Consulting have previously been reported as a part of the Information Technology business segment. In 2000, kforce Consulting lost $7.9 million on $17.6 million in revenue.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Romac International, Inc.

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

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Tampa, Florida

February 8, 2000

SCHEDULE II

                       KFORCE.COM, INC. AND SUBSIDIARIES
                            VALUATION AND QUALIFYING
                             ACCOUNTS AND RESERVES
                             SUPPLEMENTAL SCHEDULE


       COLUMN A            COLUMN B             COLUMN C            COLUMN D      COLUMN E
       --------          -------------   -----------------------   ----------   -------------
                                         CHARGED TO   CHARGED TO
                          BALANCE AT     COSTS AND      OTHER                    BALANCE AT
      DESCRIPTION        BEGINNING OF     EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
      -----------        -------------   ----------   ----------   ----------   -------------

Allowance Reserve......  1998  $ 5,423    $ 4,049                   $ 3,710       $ 5,762
                         1999    5,762      9,768                    11,113         4,417
                         2000    4,417      7,106                     4,874         6,649

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KFORCE.COM, INC.
Date: March 28, 2001                        By: /s/ DAVID L. DUNKEL
                                                --------------------------------
                                                    David L. Dunkel
                                                    Chairman of the Board,
                                                    Chief Executive Officer and
                                                    Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2001               By: /s/ DAVID L. DUNKEL
                                       ---------------------------------------
                                           David L. Dunkel
                                           Director and Chief Executive Officer

Date: March 28, 2001               By: /s/ WILLIAM L. SANDERS
                                       ---------------------------------------
                                           William L. Sanders
                                           Sr. Vice President, Chief Financial
                                           Officer

Date: March 28, 2001               By: /s/ JOHN N. ALLRED
                                       ---------------------------------------
                                           John N. Allred
                                           Director

Date: March 28, 2001               By: /s/ W.R. CAREY, JR.
                                       ---------------------------------------
                                           W.R. Carey, Jr.
                                           Director

Date: March 28, 2001               By: /s/ RICHARD M. COCCHIARO
                                       ---------------------------------------
                                           Richard M. Cocchiaro
                                           Vice President and Director

Date: March 28, 2001               By: /s/ TODD MANSFIELD
                                       ---------------------------------------
                                           Todd Mansfield
                                           Director

Date: March 28, 2001               By: /s/ RALPH STRUZZIERO
                                       ---------------------------------------
                                           Ralph Struzziero
                                           Director

Date: March 28, 200                By: /s/ HOWARD W. SUTTER
                                       ---------------------------------------
                                           Howard W. Sutter
                                           Vice President and Director

Date: March 28, 2001               By: /s/ GORDON TUNSTALL
                                       ---------------------------------------
                                           Gordon Tunstall
                                           Director

Date: March 28, 2001               By: /s/ KARL VOGELER
                                       ---------------------------------------
                                           Karl Vogeler
                                           Director

                                 EXHIBIT INDEX

SEQUENTIAL
EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

    3.1       Amended and Restated Articles of Incorporation(1)
    3.2       Amended and Restated Bylaws(1)
    4.1       Amended and Restated Credit Agreement among Certain
              Financial Institutions, Bank of America NA (as the
              Administrative Agent) and kforce.com, Inc. dated
              November 3, 2000
    4.2       Second Amendment to Amended and Restated Credit
              Agreement dated as of February 12, 2001
    4.3       Rights Agreement, dated October 28, 1998, between Romac
              International, Inc. and State Street Bank and Trust Company as Rights Agent(2)
    4.4       Amendment to Rights Agreement dated as of October 24, 2000(3)
   10.1       Employment Agreement, dated as of March 1, 2000, between the
              Company and David L. Dunkel(4)
   10.2       Employment Agreement, dated as of March 1, 2000, between the
              Company and William L. Sanders(4)
   10.3 Employment Agreement, dated as of March 1, 2000, between the Company and Joseph J. Liberatore
   10.4 Employment Agreement, dated as of March 1, 2000, between the Company and Ken W. Pierce
   10.5 Employment Agreement, dated as of March 1, 2000, between the Company and Lawrence J. Stanczak
   10.6       1999 Romac International, Inc. Employee Stock Purchase Plan(4)
   23.1       Consent of PricewaterhouseCoopers LLP
   23.2       Consent of Deloitte & Touche LLP

---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), filed October 29, 1998.

(3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), filed on November 3, 2000.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-26058) filed March 29, 2000.