Form 10-Q
period 2001-03-31
KFORCE COM INC
filed 2001-05-11
CIK 930420

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                                   ---------

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

                                   ---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of May 8, 2001 the registrant had 31,292,818 shares of common stock, $.01 par value per share, issued and outstanding.

===============================================================================

ITEM 1.  FINANCIAL STATEMENTS


                       KFORCE.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                          MARCH 31,         DECEMBER 31,
                                                                                            2001                2000
                                                                                          --------          ------------

                                    Assets
Current Assets:
Cash and cash equivalents                                                                 $  3,333            $  1,865
Trade receivables, net of allowance for doubtful accounts of $7,522 and
  $6,649, respectively                                                                     116,230             125,931
Deferred tax asset, current                                                                  4,872               4,872
Prepaid expenses and other current assets                                                    5,541               3,682
                                                                                          --------            --------
Total current assets                                                                       129,976             136,350


Receivables from officers and related parties                                                1,058               1,058
Furniture and equipment, net                                                                22,998              23,115
Deferred tax asset, non-current                                                              1,250               1,250
Other assets, net                                                                           22,428              23,481
Goodwill, net of accumulated amortization of $14,161 and $13,135, respectively              91,739              92,764

                                                                                          --------            --------
Total assets                                                                              $269,449            $278,018
                                                                                          ========            ========

                     Liabilities and Stockholders' Equity


Current Liabilities:
Accounts payable and other accrued liabilities                                            $ 23,609            $ 17,464
Accrued payroll costs                                                                       34,002              37,778
Bank overdrafts                                                                              2,633               8,083
Income taxes payable                                                                         2,169               2,140
                                                                                          --------            --------
Total current liabilities                                                                   62,413              65,465

Long term debt                                                                              37,000              45,000
Other long-term liabilities                                                                 10,811              12,516
                                                                                          --------            --------
Total liabilities                                                                          110,225             122,981
                                                                                          --------            --------

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none
  issued and outstanding                                                                        --                  --
Common stock, par value $.01; 250,000 shares authorized,
  46,965 and 46,959 issued and outstanding, respectively                                       470                 470
Additional paid-in-capital                                                                 188,972             191,007
Accumulated other comprehensive loss                                                          (267)               (267)
Retained earnings                                                                           49,206              46,363
Less reacquired stock at cost; 14,283 and 14,802 shares, respectively                      (79,157)            (82,536)
                                                                                          --------            --------
Total stockholders' equity                                                                 159,224             155,037
                                                                                          --------            --------
Total liabilities and stockholders' equity                                                $269,449            $278,018
                                                                                          ========            ========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       KFORCE.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                          MARCH 31,           MARCH 31,
                                                                                            2001                2000
                                                                                          ---------           ---------

Net service revenues                                                                      $191,620            $195,063
Direct costs of services                                                                   111,520             106,862
                                                                                          --------            --------
Gross profit                                                                                80,100              88,201

Selling, general and administrative expenses                                                68,959              89,310
Depreciation and amortization expense                                                        3,990               3,704
Other expense (income), net                                                                  2,141                (683)
                                                                                          --------            --------
Income (loss) before income taxes                                                            5,010              (4,130)

Provision for (benefit from) income taxes                                                    2,167              (1,735)
                                                                                          --------            --------
Net income (loss)                                                                            2,843              (2,395)

Other comprehensive income (loss):
   Foreign currency translation                                                                 --                  (5)
                                                                                          --------            --------
Comprehensive income (loss)                                                               $  2,843            $ (2,400)
                                                                                          ========            ========

Net income (loss) per share- Basic                                                        $    .09            $   (.05)
                                                                                          ========            ========
Weighted average shares outstanding- Basic                                                  32,703              44,182
                                                                                          ========            ========
Net income (loss) per share- Diluted                                                      $    .09            $   (.05)
                                                                                          ========            ========
Weighted average shares outstanding- Diluted                                                32,761              44,182
                                                                                          ========            ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       KFORCE.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                     MARCH 31,            MARCH 31,
                                                                                       2001                  2000
                                                                                     ---------            ---------
Cash flows from operating activities:
Net income (loss)                                                                    $  2,843             $ (2,395)
Adjustments to reconcile net income (loss) to cash provided by
 (used in) operating activities:
   Depreciation and amortization                                                        3,990                3,704
   Provision for fallouts and bad debts on accounts and notes receivable                  872                   --
   Loss on asset sales/disposals                                                           25                    1
   Decrease (increase) in cash surrender value of life insurance policies               1,437                 (602)
(Increase) decrease in operating assets:
   Trade receivables, net                                                               8,828              (19,200)
   Prepaid expenses and other current assets                                           (1,832)                 663
   Other assets, net                                                                      813                  332
Increase (decrease) in operating liabilities:
   Accounts payable and other accrued liabilities                                       6,144               (6,030)
   Accrued payroll costs                                                               (1,850)               6,895
   Bank overdrafts                                                                     (5,450)                (984)
   Income tax refund (payable)                                                             29               (1,362)
   Other long-term liabilities                                                         (1,704)                 874
                                                                                     --------             --------
      Cash provided by (used in) operating activities                                  14,145              (18,104)
                                                                                     --------             --------
Cash flows from investing activities:
   Capital expenditures, net                                                           (3,580)              (1,114)
   Acquisitions, net of cash acquired and including
         payment on earnout settlements                                                    --               (1,155)
   Proceeds from sale of furniture and equipment                                            3                   14
                                                                                     --------             --------
      Cash used in investing activities                                                (3,577)              (2,255)
                                                                                     --------             --------
Cash flows from financing activities:
   (Payments on) proceeds from bank line of credit                                     (8,000)              16,462
   Payments on capital lease obligations                                                   --                 (205)
   Payments on notes payable to related parties                                            --               (2,000)
   Proceeds from exercise of stock options                                                  9                1,880
   Repurchase of common stock                                                          (1,109)              (1,884)
                                                                                      -------             --------
      Cash (used in) provided by financing activities                                  (9,100)              14,253
                                                                                      -------             --------
Increase (decrease) in cash and cash equivalents                                        1,468               (6,106)
Cumulative translation adjustment                                                          --                   (5)
Cash and cash equivalents at beginning of period                                        1,865                7,919
                                                                                      -------             --------
Cash and cash equivalents at end of period                                            $ 3,333             $  1,808
                                                                                      =======             ========
Supplemental Cash Flow Information
Cash paid (refunded) during the period for:
      Income taxes                                                                    $ 2,124             $   (243)
      Interest                                                                            933                   86
Supplemental Non Cash Flow Information
      401(k) matching contribution                                                        847                   --
      Deferred compensation plan contribution                                             518                   --
      Employee stock purchase plan contribution                                         1,079                   --


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       KFORCE.COM, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                            ACCUMULATED
                                                  COMMON        ADDITIONAL     OTHER                    REACQUIRED
                                                   STOCK         PAID-IN   COMPREHENSIVE  RETAINED         STOCK
                                             Shares    Amounts   CAPITAL      INCOME      EARNINGS   Shares      Amounts    TOTAL

 STOCKHOLDERS' EQUITY:
 Balance at December 31, 2000                46,959     $470    $191,007      $(267)      $46,363    14,802     $(82,536)  $155,037
 Exercise of stock options                        6        0           9                                                          9
 401(k) matching contribution                                       (502)                              (242)       1,349        847
 Deferred compensation plan contribution                            (307)                              (148)         825        518
 Employee stock purchase plan contribution                        (1,235)                              (415)       2,314      1,079
 Net income                                                                                 2,843                             2,843
 Repurchase of common stock                                                                             285       (1,109)    (1,109)
                                             ------     ----    --------      -----       -------    ------     --------   --------
 Balance at March 31, 2001                   46,965     $470    $188,972      $(267)      $49,206    14,282     $(79,157)  $159,224
                                             ======     ====    ========      =====       =======    ======     ========   ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
             UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       KFORCE.COM, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The Consolidated Financial Statements include the accounts of kforce.com, Inc. and its subsidiaries (the "Company"). All material transactions and balances have been eliminated in consolidation.

Interim Financial Information. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

Revenue Recognition. Net service revenues consist of sales, net of credits discounts and fallout reserve. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized in contingency search engagements upon the successful completion of the assignment. Revenue from search fees is shown on the accompanying Consolidated Statements of Operations net of amounts written off for adjustments due to placed candidates not remaining in employment for the guarantee period.

Cash and Cash Equivalents. The Company classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

Self-insurance. The Company offers an employee benefit program for all eligible employees for which it is self-insured for a portion of the cost. The Company is liable for claims up to $150 per claim and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Income Taxes. The Company accounts for income taxes under the principles of Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

Other Comprehensive Income (Loss). Other comprehensive income (loss) includes foreign currency translation adjustments which arise primarily from activities of the Company's Canadian operations. Results of operations are translated using the weighted average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current or historical rates depending upon the related assets. Resulting foreign currency translation adjustments are recorded in Stockholder's Equity.

Earnings Per Share. Options to purchase 7,186 and 6,266 shares of common stock were not included in the computation of diluted earnings per share during the three months ended March 31, 2001 and 2000, respectively, because these options were anti-dilutive. Options to purchase 172 shares of common stock were included in the computation of diluted earnings per share during the three months ended March 31, 2001.

Accounting for Derivatives. In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the Consolidated Balance Sheets and be measured at fair value. The accounting for changes in the fair value of the derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133, as amended, on January 1, 2001. The implementation of SFAS 133 had no impact on the Company's results of operations or financial position for the quarter ended March 31, 2001.

NOTE B -- SEGMENT ANALYSIS

In 1998, the Company adopted Statement of Accounting Standards No. 131, "Disclosures about Segments of Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach of determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Historically, the Company's internal reporting followed its four functional service offerings, which included: Information Technology, Finance and Accounting, Human Resources and Operating Specialities. In January 2001, the Company reorganized its management and reporting to include the results of Human Resources within the Information Technology organizational structure. All prior period information has been adjusted to reflect the effects of this change.

The Company generates only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended March 31,


                  Information       Finance &        Operating
                   Technology      Accounting       Specialties    TOTAL
                  -----------      -----------      ----------   ---------

2001
  Sales            $103,205         $ 56,125          $32,290     $191,620
  Gross Profit       37,616           30,576           11,908       80,100
2000
  Sales             114,092           57,269           23,702      195,063
  Gross Profit       45,930           33,046            9,225       88,201

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words "anticipate", "estimates", "expects", "intends", "plans", and variations thereof and similar expressions are intended to identify forward looking statements.

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

Results of Operations

The following table sets forth certain items in the Company's consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:


                                                               Three months ended March 31,
                                                               2001                  2000
                                                               -----                 -----

Flexible billings                                               82.8%                 76.7%
Search Fees                                                     17.2                  23.3
                                                               -----                 -----
Net service revenues                                           100.0                 100.0
                                                               -----                 -----
Gross profit                                                    41.8                  45.2
Selling, general, and administrative expenses                   36.0                  45.8
Income (loss) before taxes                                       2.6                  (2.1)
                                                               -----                 -----
Net income (loss)                                                1.5                  (1.2)
                                                               =====                 =====


Results of Operations for each of the Three Months Ended March 31, 2001 and
2000.

Net service revenues. Net service revenues decreased 1.8% to $191.6 million for the three months ending March 31, 2001 as compared to $195.1 million for the same period in 2000. The decrease was comprised of a $12.4 million decrease in Search Services partially offset by an $8.9 million increase in Flexible Billings for the three months ending March 31, 2001, as described below.

Flexible Billings increased 6.0% to $158.6 million for the three months ending March 31, 2001 as compared to $149.7 million for the same period in 2000. The increase in Flexible Billings in 2001, as compared to the same period in 2000 is attributable to a 3.6% increase in total hours billed and a slight increase in average billing rates. The increase was partially offset by a $2.0 million reduction in revenue for the same period in 2000 from the Company's solutions business, kforce Consulting, which was wound down during the first quarter of 2001.

Search Fees decreased 27.2% to $33.0 million for the three months ended March 31, 2001 as compared to $45.4 million for the same period in 2000. The decrease resulted from a 29.1% decrease in the number of placements made versus the same period in 2000 partially offset by a 2.3% increase in the average fee for placements.

Gross profit. Gross profit decreased 9.2% to $80.1 million during the three months ended March 31, 2001 as compared to $88.2 million for the same period in 2000. Gross profit as a percentage of net service revenues decreased to 41.8% in 2001 as compared to 45.2% for the same period in 2000. The decrease was primarily attributable to the decrease in higher margin Search Services as a percent of total revenues from 23.3% in 2000 to 17.2% in 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 22.8% to $69.0 million for the three months ended March 31, 2001 as compared to $89.3 million for the same period in 2000. Selling, general and administrative expenses as a percentage of net service revenues decreased to 36.0% in 2001 compared to 45.8% in 2000. The decrease in selling, general and administrative expense as a percentage of net service revenues in the three months ended March 31, 2001 resulted primarily from the benefits of initiatives taken by management to re-engineer and streamline back-office operations, a reduction in advertising expense, and reductions in other selling, general and administrative expenses to better align expenses with revenues.

Depreciation and amortization expense. Depreciation and amortization expense increased 7.7% to $4.0 million for the three months ended March 31, 2001 compared to $3.7 million for the same period in 2000. Depreciation and amortization expense as a percentage of net service revenues increased to 2.1% for 2001, as compared to 1.9% for 2000. The increase as a percentage of net service revenues for 2001 as compared to 2000 is due primarily to increased amortization of computer software utilized to increase back office efficiency.

Other expense (income), net. Other expense (income), net, increased 413.5% for the three months ended March 31, 2001 compared to the same period in 2000. The increase in other expense during 2001 as compared to 2000 was primarily due to an increase in interest expense and decrease in interest income resulting from borrowings used to repurchase $55.0 million of common stock in a modified Dutch Auction Self Tender Offer completed in December 2000.

Income (loss) before taxes. Income (loss) before taxes increased 221.3% for the three months ended March 31, 2001, to income before taxes of $5.0 million, as compared to a loss before taxes of $4.1 million for the same period in 2000, primarily as a result of the decrease in selling, general and administrative expenses, as discussed above and a $1.0 million reduction in operating loss from kforce Consulting as a result of the wind down of this business.

Provision for (benefit from) income taxes. Provision for (benefit from) income taxes increased 224.9% to an expense of $2.2 million for the three months ended March 31, 2001 compared to a tax benefit of $1.7 million for the same period in 2000. The effective tax rate was 43.3% for the three months ended March 31, 2001 compared to 42.0% for the same period in 2000.

Net Income. Net income increased to $2.8 million in the three months ended March 31, 2001 as compared to a net loss of $2.4 million for the same period in 2000 primarily as a result of the factors discussed above related to selling, general and administrative expenses, which were partially offset by the income tax benefit recognized as a result of the pre-tax loss in 2000.

Beginning in the first quarter 2001, the Company incorporated the results of its Human Resources business unit into the results of the Information Technology Business segment for reporting purposes. Results for the same period in 2000 have been adjusted for comparability.

Liquidity and Capital Resources

As of March 31, 2001, the Company's sources of liquidity included $3.3 million in cash and cash equivalents, and $64.2 million in additional net working capital. In addition, as of March 31, 2001, the Company has approximately $37 million outstanding under its $90 million Amended and Restated Credit Facility with Bank of America (the "Credit Facility"). This Credit Facility, which was entered into on November 3, 2000, has an initial term of three years. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of the Company's "Eligible Receivables" as such term is defined in the Credit Facility).

The Credit Facility contains a provision that limits the dollar amount of common stock the Company may repurchase subsequent November 3, 2000 to $55 million. On February 12, 2001, the Credit Facility was amended to increase the maximum amount of common stock the Company may repurchase to $72 million.

Subsequent to March 31, 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. The Company considers these financial instruments cash flow hedges under SFAS No. 133, as amended.

During the three months ended March 31, 2001, cash provided by operations was $14.1 million, resulting primarily from a decrease in accounts receivable and an increase in accounts payable and other accrued liabilities, partially offset by an decrease in accrued payroll costs, bank overdrafts and long-term liabilities related to the Company's Deferred Compensation Plan. The decrease in accounts receivable reflects the decreased volume of business during the first three months of 2001, and increased collection activity. The increase in accounts payable and other accrued liabilities and the decrease in accrued payroll costs and bank overdrafts are primarily due to the timing of payment of these liabilities.

For the three months ended March 31, 2001, cash used in investing activities was $3.6 million, primarily for capital expenditures.

During the three months ended March 31, 2001, cash used in financing activities was $9.1 million primarily from the repayment of $8.0 million of borrowing under the Company's Credit Facility and repurchase of $1.1 million in common stock. Through May 8, 2001, the Company had repurchased approximately 1.7 million shares of common stock in 2001, including 1.4 million shares subsequent to March 31, 2000, for a total purchase price of $8.0 million.

On March 11, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. On October 24, 2000, the Board of Directors authorized an increase to up to $100 million for stock repurchases. As of March 31, 2001 and May 8, 2001, respectively, the Company had repurchased approximately 14.7 million shares and 16.1 million shares under this plan. Approximately $9.3 million was available under the current board authorization as of May 8, 2001. Additional stock repurchases may have a material impact on the Company's cash flow requirements for the next twelve months.

The Company believes that cash from operations and borrowings under its Line of Credit, or other credit facilities that may become available to the Company in the future, will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, there is no assurance: (i) that the Company will be able to obtain financing in amounts sufficient to meet its operating requirements or at terms which are satisfactory and which allow the Company to remain competitive, or (ii) that the Company will be able to meet the financial covenants contained in the Credit Facility. The Company's expectation that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. The effect of a 1% change in interest rates would currently have an impact of $150,000. The Company does not engage in trading market risk sensitive instruments for speculative purposes. The Company is managing its exposure to changes in interest rates from its Credit Facility by entering into interest rate swap agreements which allow it to convert $22 million of its debt from variable to fixed interest rates. The Company believes that effects of changes in interest rates or foreign currency are limited and would not have a material impact to its operations.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None


ITEM 5.  OTHER INFORMATION
         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              None


         (b)  Reports:
              The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  KFORCE.COM, INC.
                                   (Registrant)


                                  By: /s/ William L. Sanders
                                     ------------------------------------------
                                     William L. Sanders, Senior Vice President,
                                     Chief Financial Officer


                                  By: /s/ David M. Kelly
                                     ------------------------------------------
                                     David M. Kelly, Chief Accounting Officer


                                     Date: May 10, 2001