Form 10-Q
period 2001-06-30
KFORCE COM INC
filed 2001-08-10
CIK 930420

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

                                   KFORCE INC.
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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of August 8, 2001 the registrant had 31,389,983 shares of common stock, $.01 par value per share, issued and outstanding.

===============================================================================

ITEM 1.  FINANCIAL STATEMENTS


                          KFORCE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                         JUNE 30,       DECEMBER 31,
                                                                                                          2001               2000
                                                                                                        ---------       ------------
                                    Assets:
Current Assets:
Cash and cash equivalents                                                                               $     854         $   1,865
Trade receivables, net of allowance for doubtful accounts of $6,298 and
  $6,649, respectively                                                                                    103,776           125,931
Deferred tax asset, current                                                                                 4,872             4,872
Prepaid expenses and other current assets                                                                  10,614             3,682
                                                                                                        ---------         ---------
Total current assets                                                                                      120,116           136,350

Receivables from officers and related parties                                                               1,058             1,058
Furniture and equipment, net                                                                               19,586            23,115
Deferred tax asset, non-current                                                                             1,292             1,250
Other assets, net                                                                                          24,078            23,481
Goodwill, net of accumulated amortization of $15,186 and $13,135 respectively                              90,713            92,764
                                                                                                        ---------         ---------
Total assets                                                                                            $ 256,843         $ 278,018
                                                                                                        =========         =========

                     Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                                                          $  18,812         $  17,464
Accrued payroll costs                                                                                      31,045            37,778
Bank overdrafts                                                                                             1,680             8,083
Income taxes payable                                                                                          660             2,140
                                                                                                        ---------         ---------
Total current liabilities                                                                                  52,197            65,465

Long term debt                                                                                             38,000
                                                                                                                             45,000
Other long-term liabilities                                                                                12,066            12,516
                                                                                                        ---------         ---------
Total liabilities                                                                                         102,263           122,981
                                                                                                        ---------         ---------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding                         --                --
Common stock, par value $.01; 250,000 shares authorized,
  46,982 and 46,959 issued and outstanding, respectively                                                      470               470
Additional paid-in-capital                                                                                188,775           191,007
Accumulated other comprehensive loss                                                                         (344)             (267)
Retained earnings                                                                                          51,015            46,363
Less reacquired stock at cost; 15,492 and 14,802 shares, respectively                                     (85,336)          (82,536)
                                                                                                        ---------         ---------
Total stockholders' equity                                                                                154,580           155,037
                                                                                                        ---------         ---------
Total liabilities and stockholders' equity                                                              $ 256,843         $ 278,018
                                                                                                        =========         =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          KFORCE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                                    2001            2000            2001            2000
                                                  ---------       ---------       ---------       ---------
Net service revenues                              $ 172,937       $ 197,661       $ 364,557       $ 392,724
Direct costs of services                            103,862         106,043         215,382         212,905
                                                  ---------       ---------       ---------       ---------
Gross profit                                         69,075          91,618         149,175         179,819

Selling, general and administrative expenses         61,362          85,381         130,321         174,691
Depreciation and amortization expense                 4,602           3,744           8,592           7,448
Other (income) expense, net                            (411)           (586)          1,730          (1,269)
                                                  ---------       ---------       ---------       ---------
Income (loss) before income taxes                     3,522           3,079           8,532          (1,051)

Provision for (benefit from) income taxes             1,713           1,272           3,880            (463)
                                                  ---------       ---------       ---------       ---------
Net income (loss)                                     1,809           1,807           4,652            (588)

Other comprehensive loss:
   Foreign currency translation                         (15)            (61)            (15)            (66)
   Change in fair value of cash flow
     hedges, net of taxes of $41                        (62)             --             (62)             --
                                                  ---------       ---------       ---------       ---------
Comprehensive income (loss)                       $   1,732       $   1,746       $   4,575       $    (654)
                                                  =========       =========       =========       =========

Net income (loss) per share- Basic                $    0.06       $    0.04       $    0.14       $    (.01)
                                                  =========       =========       =========       =========
Weighted average shares outstanding- Basic           31,928          44,267          32,321          44,225
                                                  =========       =========       =========       =========
Net income (loss) per share- Diluted              $    0.06       $    0.04       $    0.14       $    (.01)
                                                  =========       =========       =========       =========
Weighted average shares outstanding- Diluted         32,739          44,969          32,714          44,225
                                                  =========       =========       =========       =========


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          KFORCE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                     JUNE 30,       JUNE 30,
                                                                      2001           2000
                                                                    --------       --------
Cash flows from operating activities:
Net income (loss)                                                  $   4,652       $   (588)
Adjustments to reconcile net income (loss) to cash provided by
 (used in) operating activities:
   Depreciation and amortization                                       8,592          7,448
   (Recovery of) provision for fallouts and bad
      debts on accounts receivable                                      (351)         2,482
   Loss on asset sales/disposals                                          81             68
   Increase in cash surrender value of life insurance                   (503)        (3,018)
(Increase) decrease in operating assets:
   Trade receivables                                                  22,506        (18,004)
   Prepaid expenses and other current assets                          (6,932)        (1,498)
   Other assets, net                                                     309            649
Increase (decrease) in operating liabilities:
   Accounts payable and other accrued liabilities                      1,348         (7,778)
   Accrued payroll costs                                              (3,790)         3,680
   Bank overdrafts                                                    (6,403)        (1,454)
   Income tax (payable) refund                                        (1,475)        10,524
   Other long-term liabilities                                          (553)           660
                                                                    --------       --------
      Cash provided by (used in) operating activities                 17,481         (6,829)
                                                                    --------       --------
Cash flows from investing activities:
   Capital expenditures, net                                          (3,503)        (2,351)
   Payment on earnout settlements                                         --         (1,221)
   Proceeds from sale of furniture and equipment                           5             84
                                                                    --------       --------
      Cash used in investing activities                               (3,498)        (3,488)
                                                                    --------       --------
Cash flows from financing activities:
   (Payments on) proceeds from bank line of credit                    (7,000)         5,537
   Payments on capital lease obligations                                  --           (481)
   Payments on notes payable to related parties                           --         (2,000)
   Proceeds from exercise of stock options                                79          2,501
   Repurchase of common stock                                         (8,058)        (1,884)
                                                                    --------       --------
      Cash (used in) provided by financing activities                (14,979)         3,673
                                                                    --------       --------
Decrease in cash and cash equivalents                                   (996)        (6,644)
Cumulative translation adjustment                                        (15)           (66)
Cash and cash equivalents at December 31, 2000                         1,865          7,919
                                                                    --------       --------
Cash and cash equivalents at June 30, 2001                          $    854       $  1,209
                                                                    ========       ========
Supplemental Cash Flows Information
   Cash paid (refunded) during the period for:
      Income taxes                                                  $  5,348       $(10,987)
      Interest                                                         1,249            448
Supplemental Non Cash Flow Information
   401(k) matching contribution                                          847            886
   Deferred compensation plan contribution                             1,017             --
   Employee stock purchase plan contribution                           1,079             --
   Change in the fair value of cash flow hedges                          (62)            --


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          KFORCE INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                                   COMMON       ADDITIONAL     OTHER       RETAINED     REACQUIRED        TOTAL
                                                   STOCK         PAID-IN    COMPREHENSIVE  EARNINGS       STOCK        STOCKHOLDERS'
                                                                 CAPITAL       INCOME                                    EQUITY
                                             Shares    Amounts                                       Shares   Amounts
Balance at December 31, 2000                 46,959    $  470   $ 191,007     $  (267)     $ 46,363  14,802   $(82,536)  $ 155,037
Exercise of stock options                        23         0          79                                                       79
Disqualifying dispositions                                              4                                                        4
401(k) matching contributions                                        (502)                             (242)     1,349         847
Deferred compensation plan contribution                              (578)                             (328)     1,595       1,017
Employee stock purchase plan contribution                          (1,235)                             (415)     2,314       1,079
Foreign currency translation adjustment                                           (15)                                         (15)
Change in fair value of cash flow hedges                                          (62)                                         (62)
Net income                                                                                    4,652                          4,652
Repurchase of common stock                                                                            1,675     (8,058)     (8,058)
                                             ------    -------  ---------     -------      --------  ------   --------   ---------
Balance at June 30, 2001                     46,982    $  470   $ 188,775     $  (344)     $ 51,015  15,492   $(85,336)  $ 154,580
                                             ======    =======  =========     =======      ========  ======   ========   =========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          KFORCE INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries (the "Company"). All material transactions and balances have been eliminated in consolidation.

Interim Financial Information. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by applicable SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

Reclassification. Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Revenue Recognition. Net service revenues consist of sales, net of credits, discounts and fallout reserve. The Company recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search fees are recognized in contingency search engagements upon the successful completion of the assignment. Revenue from search fees is shown on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) net of amounts written off for adjustments due to placed candidates not remaining in employment for the guarantee period.

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

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax effects of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

Earnings Per Share. Options to purchase 4,765 and 5,286 shares of common stock were not included in the computation of diluted earnings per share during the three and six month periods ended June 30, 2001, respectively, as compared to 3,509 and 3,032 shares for the same periods in 2000, because these options were anti-dilutive. Options to purchase 2,383 and 2,176 shares of common stock were included in the computation of diluted earnings per share during the three and six month periods ended June 30, 2001, as compared to 2,847 shares for the three month period ended June 30, 2000. As the result of a net loss for the six month period ended June 30, 2000, options outstanding had no dilutive effect.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments, which arise primarily from activities of the Company's Canadian operations, and unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133.

Foreign Currency Translation Adjustments. Results of operations from the Company's Canadian operations are translated using the weighted average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current or historical rates depending upon the related assets. Resulting foreign currency translation adjustments are recorded in Other Comprehensive Income (Loss). In June 2001, the Company sold its Canadian operation, consisting of its Toronto office, and continues to collect on receivables not sold in the transaction.

Accounting for Derivatives. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133, as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income
(loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company's policy is to designate at a derivative's inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. SFAS 133, as amended, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133, as amended, on January 1, 2001. The Company does not enter into or hold derivatives for trading or speculative purposes.

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $62,000 net of income taxes, in other liabilities and accumulated other comprehensive income (loss) as of June 30, 2001.

Recent Accounting Pronouncements. On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when the assets were initially recognized. Beginning January 1, 2002, management anticipates the Company will no longer amortize goodwill. At June 30, 2001, goodwill, net of accumulated amortization, was approximately $90.7 million. Goodwill amortization expense was $1.0 million and $2.1 million during the three and six months ended June 30, 2001, respectively. The Company is currently assessing the impact that SFAS 141 and SFAS 142 will have on its financial position and results of operations.

NOTE B -- SEGMENT ANALYSIS

The Company reports segment information in accordance with SFAS 131, "Disclosures about Segments of Enterprise and Related Information". SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Historically, the Company's internal reporting followed its four functional service offerings, which included: Information Technology, Finance and Accounting, Human Resources and Operating Specialities. In January 2001, the Company reorganized its management and reporting to include the results of Human Resources within the Information Technology organizational structure. All prior period information has been adjusted to reflect the effects of this change.

Historically, and through June 30, 2001, the Company has generated only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended June 30,

                    Information     Finance &       Operating
                    Technology      Accounting     Specialties       TOTAL
                    -----------     ----------     -----------     ---------
2001
  Sales              $  88,148       $ 50,450       $ 34,339       $ 172,937
  Gross Profit          29,914         26,134         13,027          69,075
2000
  Sales                117,874         55,829         23,958         197,661
  Gross Profit          49,728         33,022          8,868          91,618

For the six months ended June 30,

                    Information     Finance &       Operating
                    Technology      Accounting     Specialties       TOTAL
                    -----------     ----------     -----------     ---------
2001
  Sales              $ 191,353      $ 106,576       $ 66,628       $ 364,557
  Gross Profit          67,530         56,710         24,935         149,175
2000
  Sales                231,966        113,098         47,660         392,724
  Gross Profit          95,658         66,068         18,093         179,819

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words "anticipate", "estimates", "expects", "intends", "plans", and variations thereof and similar expressions are intended to identify forward looking statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:

                                                  Three months ended June 30,  Six months ended June 30,
                                                      2001          2000          2001          2000
Flexible billings                                     85.2%         76.0%         83.9%         76.4%
Search Fees                                           14.8          24.0          16.1          23.6
Net service revenues                                 100.0         100.0         100.0         100.0
Gross profit                                          39.9          46.4          40.9          45.8
Selling, general, and administrative expenses         35.5          43.2          35.7          44.5
Income (loss) before taxes                             2.0           1.6           2.4          (0.3)
Net income (loss)                                      1.1           0.9           1.3          (0.1)


Results of Operations for Each of the Three and Six Months Ended June 30, 2001 and 2000

Net service revenues. Net service revenues decreased 12.5% and 7.2%, respectively, to $172.9 million and $364.6 million for the three and six month periods ending June 30, 2001 as compared $197.7 million and $392.7 million for the same periods in 2000. The change is primarily comprised of a $3.0 million decrease and $6.0 million increase in Flexible Billings and a decrease of $21.8 million and $34.2 million in Search Services for the three and six month periods ending June 30, 2001, as described below.

Flexible Billings decreased 1.9% to $147.3 million and increased 2.0% to $305.9 million for the three and six month periods ending June 30, 2001, respectively, as compared to $150.3 million and $299.9 million for the same periods in 2000. The decrease in Flexible Billings for the three months ended June 30, 2001 is attributable to a decrease in the number of hours billed of approximately 1.3%, a decrease in the average bill rate of approximately 2.0% and the absence of revenues from the Company's solutions business, kforce Consulting, which was wound down in the first quarter of 2001. The increase in flexible billings for the six months, as compared to the same period in 2000, is primarily attributable to an increase in the number of hours billed of approximately 1.8% partially offset by a slight decrease in the average bill rate and the closing of kforce Consulting in the first quarter of 2001.

Search Fees decreased 46.0% and 36.8%, respectively to $25.6 million and $58.6 million for the three and six month periods ended June 30, 2001 as compared to $47.4 and $92.8 million for the same periods in 2000. The decrease in revenue for both the three and six month periods ended June 30, 2001 is primarily the result of decreases in both the number of placements made of 45.0% and 37.2%, respectively and the average fee for these placements of approximately 2.6% and 1.6%, respectively.

Gross profit. Gross profit decreased 24.6% and 17.0%, to $69.1 million and $149.2 million during the three and six month periods ended June 30, 2001, respectively, as compared to $91.6 million and $179.8 million for the same periods in 2000. Gross profit as a percentage of net service revenues decreased to 39.9% and 40.9%, for the three and six month periods ending June 30, 2001, respectively, as compared to 46.4% and 45.8% for the three and six month periods in 2000. The decrease in the gross profit percentage for both the three and six month periods in 2001 is primarily attributable to a change in revenue mix, with Search Services, which has a higher gross profit margin, comprising 14.8% and 16.1% of total revenue for the three and six month periods ended June 30, 2001 as compared to 24.0% and 23.6% for the same periods in 2000. Gross profit margin on Flexible Billings was essentially flat for the three and six month periods, compared to the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 28.1% and 25.4%, to $61.4 million and $130.3 million for the three and six month periods ended June 30, 2001, respectively, as compared to $85.4 million and $174.7 million for the same periods in 2000. Selling, general and administrative expenses as a percentage of net service revenues decreased to 35.5% and 35.7%, for the three and six month periods ended June 30, 2001, respectively, compared to 43.2% and 44.5% for the same periods in 2000. The decrease in selling, general and administrative expense as a percentage of net service revenues in the three and six month periods ended June 30, 2001 resulted primarily from the benefits obtained from initiatives taken by management to re-engineer and streamline back-office operations as well as reductions in other selling, general and administrative expenses to better align expenses with revenue.

Depreciation and amortization expense. Depreciation and amortization expense increased 24.3% and 16.2%, to $4.6 million and $8.6 million for the three and six month periods ended June 30, 2001, respectively, compared to $3.7 million and $7.4 million for the same periods in 2000. Depreciation and amortization expense as a percentage of net service revenues increased to 2.7% and 2.4%, for the three and six month periods ended June 30, 2001, respectively, as compared to 1.9% for both of the periods in 2000. The increase as a percentage of net service revenues for both periods in 2001 as compared to the same periods in 2000 is due primarily to increased amortization of computer software utilized to increase back office efficiency.

Other (income) expense, net. Other (income) expense, net, decreased 29.9% and 236.3% for the three and six months ended June 30, 2001 compared to the same periods in 2000. The decrease in other income during both periods in 2001 as compared to 2000 was due primarily to a decrease in interest income and an increase in interest expense resulting from the increased borrowings and use of available funds to repurchase $55.0 million of common stock in a modified Dutch Auction Self Tender Offer completed in December 2000.

Income Before Taxes. Income before taxes increased for the three and six months ended June 30, 2001 to $3.5 million and a $8.5 million, respectively, as compared to income of $3.1 million and a $1.1 million loss for the same periods in 2000, primarily as a result of the factors discussed above regarding revenues and selling, general and administrative expenses.

Provision for income taxes. The provision for income taxes increased to $1.7 million and $3.9 million for the three and six month periods ended June 30, 2001 compared to $1.3 million and ($0.5) million for the same periods in 2000. The effective tax rate was 45.5% for the six months ended June 30, 2001 compared to 44.1% for the same period in 2000. The increase in the effective tax rate in 2001 as compared to 2000 is primarily due to the effect of a slight increase in the amount of non-deductible expenses from 2000 to 2001.

Net Income (Loss). Net income (Loss) increased to $1.8 million in the three months ended June 30, 2001 and $4.7 million for the six months ended
June 30, 2001 as compared to the $1.8 million and ($0.6) million for the same periods in 2000 primarily as a result of the factors discussed above related to reductions in selling, general and administrative expense, partially offset by the decrease in gross profit attributable to the decline in search fees.

Beginning in the first quarter of 2001, the Company incorporated the results of its Human Resources business unit into the results of the Information Technology business segment for reporting purposes. Results for the same time periods in 2000 have been adjusted for comparability.

In June 2001, the Company sold its Canadian operation, consisting of its Toronto office, and continues to collect on receivables not sold in the transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company's sources of liquidity included $0.8 million in cash and cash equivalents, and $67.1 million in additional net working capital. In addition, as of June 30, 2001, there was $38 million outstanding on the Company's $90 million Amended and Restated Credit Facility Bank of America, N.A. (the "Credit Facility"). This Credit Facility, which was entered into on November 3, 2000, has a term of three years. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of the Company's "Eligible Receivables" as such term is defined in the Credit Facility).

The Credit Facility contains a provision that limits the dollar amount of its common stock the Company may repurchase subsequent to November 30, 2000 to $55 million. On February 12, 2001, the Credit Facility was amended to increase the maximum amount of common stock the Company may repurchase to $72 million.

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $62,000 net of income taxes, in other liabilities and accumulated other comprehensive income (loss) as of June 30, 2001.

During the six months ended June 30, 2001, cash flow provided by operations was $17.5 million, excluding non-cash adjustments. Such amount resulted primarily from a decrease in accounts receivable, which is partially offset by a decrease in accrued liabilities and an increase in prepaid expenses and other current assets. The decrease in accounts receivable reflects the decreased volume of business during the first six months of 2001. The decrease in accrued liabilities and the increase in prepaid expenses and other current assets are primarily due to the timing of payments as well as prepayments and deposits of $2.6 million relating to the construction of the new corporate headquarters.

For the six months ended June 30, 2001, cash flow used in investing activities was $3.5 million, resulting primarily from capital expenditures.

During the six months ended June 30, 2001, cash flow used by financing activities was $15.0 million primarily from the repayment of $7.0 million of borrowings under the Company's Credit Facility and the repurchase of 1.7 million shares of common stock for $8.1 million.

On March 11, 1999, the Company announced that its board of directors had authorized the repurchase of up to $100 million of its common stock on the open market, from time to time, depending on market conditions. As of June 30 and August 8, 2001, respectively, the Company had repurchased approximately 16.1 million shares and 16.5 million shares under this plan. Approximately $7.2 million was available under current board authorization and $6.0 million was available under the current Credit Facility limitations as of August 8, 2001. Additional stock repurchases may have a material impact on the Company's cash flow requirements for the next twelve months.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. The effect of a 1% change in interest rates would currently have an annual impact of $160,000. The Company does not engage in trading market risk sensitive instruments for speculative purposes. The Company is managing its exposure to changes in interest rates from its Credit Facility by entering into interest rate swap agreements which allow it to convert $22 million of its debt from variable to fixed interest rates. The Company believes that effects of changes in interest rates or foreign currency are limited and would not have a material impact to its operations.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held June 18,
         2001.

         a) To amend the Company's Articles of Incorporation changing the name of the Company from kforce.com, Inc. to Kforce Inc.

                  For 26,110,340:  Against 86,846:  Abstain 946.

         b)       To elect three Class I directors
                  The Election of Richard M. Cocchiaro as a Class I director. For 25,764,125: Against 0: Abstain 438,007.
                  The Election of Ralph E. Struzziero as a Class I director. For 25,631,779: Against 0: Abstain 566,353.
                  The Election of Howard W. Sutter as a Class I director.
                  For 25,827,339:  Against 0:  Abstain 370,793.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             None

        (b)  Reports:

             The Company filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Kforce Inc.
                                        (Registrant)


                                 By: /s/ William L. Sanders
                                    ------------------------------------------
                                    William L. Sanders, Senior Vice President,
                                    Chief Financial Officer

                                 By: /s/ David M. Kelly
                                    ------------------------------------------
                                    David M. Kelly, Vice President
                                    Chief Accounting Officer


                                 Date: August 9, 2001