Form 10-K/A
period 2000-12-31
KFORCE COM INC
filed 2001-08-22
CIK 930420

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                         (AMENDMENT NO. 1 TO FORM 10-K)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from ____________ to ___________

                         Commission File Number: 0-26058

                                   KFORCE INC.
             (Exact name of Registrant as specified in its charter)

                        FLORIDA                               59-3264661
         -----------------------------------          ------------------------
          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                  Identification No.)

120 WEST HYDE PARK PLACE, SUITE 150, TAMPA, FLORIDA                  33606
-------------------------------------------------------------------------------
   (address of principal executive offices)                        (Zip Code)

                                 (813) 251-1700
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

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

Documents incorporated by reference: None

                                 AMENDMENT NO. 1
                            TO THE FORM 10-K FILED BY
                          KFORCE INC. ON MARCH 29, 2001


EXPLANATORY NOTE:

         The Independent Auditors' Report of Deloitte & Touche LLP that was filed with the Securities and Exchange Commission on March 29, 2001, as part of the Annual Report on Form 10-K for Kforce Inc. (formerly known as kforce.com, Inc.) was not the actual form of that document. The filed version of that auditors' report contained certain omissions and was inadvertently filed by Kforce's financial printer. This Amendment No. 1 on Form 10-K/A is filed solely to correct the omission of two lines from the Auditors' Report of Deloitte & Touche LLP. There have been no other changes from the original Form 10-K filed with the Securities and Exchange Commission on March 29, 2001. This Amendment No. 1 on Form 10-K/A supersedes and replaces in its entirety Kforce's Annual Report on Form 10-K that was filed on March 29, 2001.

                                TABLE OF CONTENTS

ITEM                                                                                                           PAGE


Item 1.  Business.................................................................................................1


Item 2.  Properties...............................................................................................8


Item 3.  Legal Proceedings........................................................................................8


Item 4.  Submission Of Matters To A Vote Of Security Holders......................................................8


Item 5.  Market For Registrant's Common Equity And Related Shareholder Matters....................................8


Item 6.  Selected Financial Data..................................................................................9


Item 7.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations...................10


Item 7a. Quantitative And Qualitative Disclosures About Market Risk..............................................15


Item 8.  Financial Statements And Supplementary Data.............................................................15


Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure....................15


Item 10. Directors And Executive Officers Of The Registrant......................................................16


Item 11. Executive Compensation..................................................................................16


Item 12. Security Ownership Of Certain Beneficial Owners And Management..........................................16


Item 13. Certain Relationships And Related Transactions..........................................................16


Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K.........................................16


Index to Consolidated Financial Statements and Schedules (Pages 21-40)...........................................18

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

CALENDAR YEAR                                         HIGH                     LOW
-------------                                  -------------------     --------------------

1998:

First Quarter.............................     $         29.750        $          19.375
Second Quarter............................     $         32.250        $          23.125
Third Quarter.............................     $         31.125        $          16.125
Fourth Quarter............................     $         22.750        $          11.750

1999:

First Quarter.............................     $         24.250        $           6.875
Second Quarter............................     $         15.438        $           6.906
Third Quarter.............................     $          9.750        $           7.000
Fourth Quarter............................     $         15.625        $           5.875

2000:

First Quarter.............................     $         18.250        $           8.875
Second Quarter............................     $         13.250        $           4.438
Third Quarter.............................     $          7.563        $           3.500
Fourth Quarter............................     $          5.063        $           2.063

2001:

First Quarter (through March 23)..........     $          4.125        $           2.281

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

                                                                      Years Ended December 31,
                                               ------------------------------------------------------------------
                                                   1996           1997          1998          1999           2000
                                               ------------  ------------  ------------  ------------   ---------
                                                               (in thousands, except per share data)

Statement of Operations Data:
Net service revenues......................     $  301,588    $  479,743    $  680,086    $  746,632     $  794,997
Direct costs of services..................        145,881       254,132       388,505       424,001        433,441
Gross profit..............................        155,707       225,611       291,581       322,631        361,556
Selling, general and administrative expenses      133,084       184,876       224,790       346,452        341,812
Depreciation and amortization.............          3,238         5,794         9,507        14,514         18,440
Merger, restructuring, and integration
expense...................................              -             -        26,122             -              -
Other (income) expense, net...............         (1,773)       (2,675)       (4,985)         (942)           113
Income (loss) before income taxes.........         21,158        37,616        36,147       (37,393)         1,191

(Provision) benefit for income taxes......         (8,706)      (15,545)      (20,708)       13,877         (1,474)
Net income (loss).........................     $   12,452    $   22,071    $   15,439    $  (23,516)    $     (283)
Net income (loss) per share-basic.........     $      .35    $      .55    $      .34    $     (.53)    $     (.01)
Weighted average shares outstanding-basic          35,312        40,471        45,410        44,781         42,886
Net income (loss) per share-diluted.......     $      .34    $      .52    $      .33    $     (.53)    $     (.01)
Weighted average shares outstanding-diluted        36,996        42,264        47,318        44,781         42,886


                                                                            December 31,
                                               ---------------------------------------------------------------------
                                                   1996          1997          1998          1999           2000
                                               ------------  ------------  ------------  ------------   ------------
Balance Sheet Data:
Working capital...........................     $    95,557   $   149,459   $   135,348   $    86,310    $    70,885
Total assets..............................     $   142,112   $   283,098   $   333,812   $   296,187    $   278,018
Total long-term debt......................     $         -   $     1,260   $       461   $         -    $    45,000
Stockholders' equity......................     $   119,221   $   232,704   $   255,022   $   218,205    $   155,037


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

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net service revenues, certain items in the Company's consolidated statements of operations for the indicated periods:

                                                                    Year Ended December 31,
                                                    -------------------------------------------------
                                                           1998              1999               2000
                                                    ----------------  ----------------   -----------
Flexible Billings                                         80.1%             80.6%               77.5%
Search Fees                                               19.9              19.4                22.5
Net service revenues                                     100.0             100.0               100.0
Gross profit                                              42.9              43.2                45.5
Selling, general, and administrative expenses             33.1              46.4                43.0
Income (loss) before income taxes                          5.3              (5.0)                0.1
Net income (loss)                                          2.3%             (3.1)%               0.0%

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Report:

                  1. FINANCIAL STATEMENTS. The consolidated financial statements, and related notes thereto, of the Company with the independent auditors' reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 18 of this report.

                  2. FINANCIAL STATEMENT SCHEDULE. The financial statement schedule of the Company is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 18 of this report. The independent auditors' reports as presented on paged 19, 20 and 41 of this report apply to the financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of the Company.

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

         (d)      Financial Statement Schedules.  See Item 14(a) above.

                       KFORCE.COM, INC,. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Reports....................................................................................    19

Consolidated Financial Statements:
         Consolidated Balance Sheets - December 31, 2000 and 1999................................................    21
         Consolidated Statements of Operations and Other Comprehensive Income
            (Loss) - Years ended December 31, 2000, 1999 and 1998................................................    22
         Consolidated Statements of Cash Flows -Years ended
            December 31, 2000, 1999 and 1998.....................................................................    23
         Consolidated Statements of Stockholders' Equity - Years ended
            December 31, 2000, 1999 and 1998.....................................................................    24
         Notes to Consolidated Financial Statements..............................................................    26

Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts.........................................................    42

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of kforce.com, Inc.:

We have audited the accompanying consolidated balance sheet of kforce.com, Inc. and subsidiaries, formerly known as Romac International, Inc., (the "Company") as of December 31, 2000, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. Our audit also included the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida

February 8, 2000

                        KFORCE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      December 31,
                                                                                                2000                 1999
                                                                                             ----------           ----------
                                                                                                       (In 000's)
                                     ASSETS
Current Assets:
      Cash and cash equivalents ...................................................          $    1,865           $    7,919
      Trade receivables, net of allowance for doubtful accounts of
           $6,649 and $4,417, respectively ........................................             125,931              112,545
      Income tax refund receivables ...............................................                  --               23,038
      Deferred tax asset ..........................................................               4,872                3,546
      Prepaid expenses and other current assets ...................................               3,682                3,669
                                                                                             ----------           ----------
                   Total current assets ...........................................             136,350              150,717
Receivables from officers and related parties .....................................               1,058                  960
Furniture and equipment, net ......................................................              23,115               27,758
Deferred tax asset, non current ...................................................               1,250                1,711
Other assets, net .................................................................              23,481               19,349
Goodwill, net of accumulated amortization of $13,135
      and $9,452, respectively ....................................................              92,764               95,692
                                                                                             ----------           ----------
                   Total assets ...................................................          $  278,018           $  296,187
                                                                                             ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable and other accrued liabilities ..............................          $   17,464           $   24,180
      Accrued payroll costs .......................................................              37,778               31,922
      Bank overdrafts .............................................................               8,083                5,824
      Capital lease obligations ...................................................                  --                  481
      Notes payable to related parties ............................................                  --                2,000
      Income taxes payable ........................................................               2,140                   --
                                                                                             ----------           ----------
                   Total current liabilities ......................................              65,465               64,407
Long term debt ....................................................................              45,000                   --
Other long-term liabilities .......................................................              12,516               13,575
                                                                                             ----------           ----------
                   Total liabilities ..............................................             122,981               77,982
Commitments and contingencies (Note 11)
Stockholders' Equity:
      Preferred stock, $0.01 par; 15,000 shares authorized, none
           issued and outstanding .................................................                  --                   --
      Common stock, $0.01 par; 250,000 shares authorized, 46,959 and
           46,687 issued, respectively ............................................                 470                  467
      Additional paid-in capital ..................................................             191,007              187,262
      Accumulated other comprehensive (loss) income ...............................                (267)                (170)
      Retained earnings ...........................................................              46,363               46,646
      Less reacquired shares at cost; 14,802 and 2,613 shares, respectively .......             (82,536)             (16,000)
                                                                                             ----------           ----------
                   Total stockholders' equity .....................................             155,037              218,205
                                                                                             ----------           ----------
                   Total liabilities and stockholders' equity .....................          $  278,018           $  296,187
                                                                                             ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        KFORCE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                    2000               1999                 1998
                                                                 ---------           ---------           ---------
                                                                         (IN 000'S, EXCEPT PER SHARE DATA)
Net service revenues ..................................          $ 794,997           $ 746,632           $ 680,086
Direct costs of services ..............................            433,441             424,001             388,505
                                                                 ---------           ---------           ---------
Gross profit ..........................................            361,556             322,631             291,581
Selling, general and administrative expenses ..........            341,812             346,452             224,790
Merger, restructuring and integration expense .........                 --                  --              26,122
Depreciation and amortization .........................             18,440              14,514               9,507
Other (income) expense:
       Dividend and interest income ...................               (288)             (1,639)             (5,224)
       Interest expense ...............................                734                 423                 216
       Other (income) expense, net ....................               (333)                274                  23
                                                                 ---------           ---------           ---------
Income (loss) before income taxes .....................              1,191             (37,393)             36,147
(Provision) benefit for income taxes ..................             (1,474)             13,877             (20,708)
                                                                 ---------           ---------           ---------
Net (loss) income .....................................          $    (283)          $ (23,516)          $  15,439
Other comprehensive (loss) income:
       Foreign currency translation ...................                (97)               (191)                 63
                                                                 ---------           ---------           ---------
Comprehensive (loss) income ...........................          $    (380)          $ (23,707)          $  15,502
                                                                 =========           =========           =========
Net (loss) income per share:
       Basic ..........................................          $    (.01)          $    (.53)          $     .34
                                                                 =========           =========           =========
       Diluted ........................................          $    (.01)          $    (.53)          $     .33
                                                                 =========           =========           =========
Weighted average shares:
       Basic ..........................................             42,886              44,781              45,410
                                                                 =========           =========           =========
       Diluted ........................................             42,886              44,781              47,318
                                                                 =========           =========           =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        KFORCE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                2000              1999               1998
                                                                              ---------         ---------         ---------
                                                                                               (IN 000's)
Cash flows from operating activities:
Net (loss) income .........................................................   $    (283)        $ (23,516)        $  15,439
Adjustments to reconcile net (loss)  income to cash provided by (used in)
       operating activities:
Depreciation and amortization .............................................      18,440            14,514             9,507
Provision for fallouts and bad debts on accounts and notes
       receivable .........................................................       7,106             9,768             4,049
Deferred income taxes .....................................................        (865)              347            (2,742)
Loss on asset sales/disposals .............................................         830               419             1,604
(Increase) decrease in operating assets:
Trade receivables, net ....................................................     (20,491)           (8,169)          (33,464)
Prepaid expenses and other current assets .................................         (13)              (43)           (1,108)
Other assets, net .........................................................      (5,088)           (7,281)           (5,751)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities ............................      (6,716)           14,920             1,229
Accrued payroll costs .....................................................       8,016            (9,148)           12,932
Bank overdrafts ...........................................................       2,260             5,824                --
Accrued merger, restructuring, and integration expense ....................          --            (4,931)            4,931
Income tax refund (payable) ...............................................      26,174           (26,129)               29
Other long-term liabilities ...............................................      (1,059)            6,703             4,284
Cash provided by (used in) operating activities ...........................      28,311           (26,722)           10,939

Cash flows from investing activities:

Capital expenditures, net .................................................      (6,408)          (16,603)          (11,820)
Acquisitions, net of cash acquired and including payment on earnout
       provisions .........................................................      (1,221)           (6,039)          (23,593)
Proceeds from the sale of short-term investments ..........................          --            12,000                --
Premiums paid for cash surrender value of life Insurance policies .........      (3,213)             (391)           (3,292)
Purchase of short-term investments ........................................          --                --           (10,047)
Cash used in investing activities .........................................     (10,842)          (11,033)          (48,752)
Cash flows from financing activities:
Proceeds from bank line of credit .........................................      55,000                --                --
Repayments on bank line of credit .........................................     (10,000)               --                --
Payments on capital lease obligations .....................................        (481)             (723)             (787)
Payments on notes payable to related parties ..............................      (2,000)          (10,144)               --
Payments on (issuance of) notes receivable from related parties ...........          --             1,143              (582)
Proceeds from exercise of stock options ...................................       2,513             1,843             6,271
Repurchases of treasury stock .............................................     (12,699)          (15,075)               --
Repurchase of treasury stock in tender offer transaction ..................     (55,759)               --                --
Cash (used in) provided by financing activities ...........................     (23,426)          (22,956)            4,902
Increase(decrease) in cash and cash equivalents ...........................      (5,957)          (60,711)          (32,911)
Cumulative translation adjustment .........................................         (97)             (191)               63
Cash and cash equivalents at beginning of year ............................       7,919            68,821           101,669
Cash and cash equivalents at end of year ..................................   $   1,865         $   7,919         $  68,821
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

                        KFORCE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                   (IN 000'S)

                                                                                                              Accumulated
                                                              Common Stock                 Additional            Other
                                                        ------------------------             Paid-In          Comprehensive
                                                         Shares          Amounts             Capital              Income
                                                         -------         -------           -----------        -------------
STOCKHOLDERS' EQUITY:
Balance at December 31, 1997 ................            $45,475            $455            $ 178,493             $ (42)
Exercise of stock options ...................                933               9                6,262                --
Tax benefit of employee stock options .......                 --              --                  545                --
Foreign currency translation adjustment .....                 --              --                   --                63
Net income ..................................                 --              --                   --                --
                                                         -------            ----            ---------             -----
Balance at December 31, 1998 ................             46,408             464              185,300                21
Exercise of stock options ...................                279               3                1,840                --
Tax benefit of employee stock options .......                 --              --                  122                --
Foreign currency translation adjustment .....                 --              --                   --              (191)
Net loss ....................................                 --              --                   --                --
Repurchase of common stock ..................                 --              --                   --                --
                                                         -------            ----            ---------             -----
Balance at December 31, 1999 ................             46,687             467              187,262              (170)
Exercise of stock options ...................                272               3                2,510                --
Tax benefit of employee stock options .......                 --              --                  995                --
401(k) matching contribution ................                 --              --                  406                --
Employee stock purchase plan contribution ...                 --              --                 (166)               --
Foreign currency translation adjustment .....                 --              --                   --               (97)
Net loss ....................................                 --              --                   --                --
Repurchase of common stock ..................                 --              --                   --                --
                                                         -------            ----            ---------             -----
Balance at December 31, 2000 ................            $46,959            $470            $ 191,007             $(267)
                                                         =======            ====            =========             =====

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        KFORCE.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                              CONTINUED (IN 000'S)

                                                                                  Reacquired Stock
                                                       Retained            -----------------------------
                                                       Earnings              Shares             Amounts               Total
                                                       ---------           ---------           ---------           ---------
STOCKHOLDERS' EQUITY:
Balance at December 31, 1997 ................          $  54,723                 677           $    (925)          $ 232,704

Exercise of stock options ...................                 --                  --                  --               6,271
Tax benefit of employee stock options .......                 --                  --                  --                 545
Foreign currency translation adjustment .....                 --                  --                  --                  63
Net income ..................................             15,439                  --                  --              15,439
                                                       ---------           ---------           ---------           ---------
Balance at December 31, 1998 ................             70,162                 677                (925)            255,022
Exercise of stock options ...................                 --                  --                  --               1,843
Tax benefit of employee stock options .......                 --                  --                  --                 122
Foreign currency translation adjustment .....                 --                  --                  --                (191)
Net loss ....................................            (23,516)                 --                  --             (23,516)
Repurchase of common stock ..................                 --               1,936             (15,075)            (15,075)
                                                       ---------           ---------           ---------           ---------
Balance at December 31, 1999 ................             46,646               2,613             (16,000)            218,205

Exercise of stock options ...................                 --                  --                  --               2,513
Tax benefit of employee stock options .......                 --                  --                  --                 995
401(k) matching contribution ................                 --                 (72)                479                 885
Employee stock purchase plan contribution ...                 --                (217)              1,443               1,277
Foreign currency translation adjustment .....                 --                  --                  --                 (97)
Net loss ....................................               (283)                 --                  --                (283)
Repurchase of common stock ..................                 --              12,478             (68,458)            (68,458)
Balance at December 31, 2000 ................          $  46,363           $  14,802           $ (82,536)          $ 155,037
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

2.       FURNITURE AND EQUIPMENT

         Major classifications of furniture and equipment and related asset lives are summarized as follows:

                                                                    December 31,
                                                              ------------------------
                                                Useful Life      2000          1999
                                               -------------  ---------      ---------
Furniture and equipment.....................      5-7 years   $  17,679        $20,436
Computer equipment..........................      3.5 years      20,834         24,342
Airplane....................................        5 years       1,889          1,889
Leasehold improvements......................     Lease term       4,997          2,746
Land........................................                      1,310             --
                                                              ---------      ---------
                                                                 46,709         49,413
Less accumulated depreciation...............                     23,594         21,655
                                                              ---------      ---------

                                                              $  23,115      $  27,758
                                                              =========      =========

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

4.       OTHER ASSETS

                                                                         December 31,
                                                                 --------------------------
                                                                   2000              1999
                                                                 --------          --------
Cash surrender value of life insurance policies .......          $ 13,648          $ 10,435
Capitalized software, net of amortization .............             7,914             8,294
Deferred loan cost, net of amortization ...............             1,431                --
Other .................................................               488               620
                                                                 --------          --------
                                                                 $ 23,481          $ 19,349
                                                                 ========          ========

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

5        LINE OF CREDIT AND CAPITAL LEASE OBLIGATION

                                                                                  December 31,
                                                                             2000             1999
                                                                           --------         -------
Bank line of credit .............................................          $ 45,000          $  --
Obligation under capital lease with quarterly                                    --            481
      payments of principal and interest at 8.3%                           --------          -----
      through June 2000..........................................

                                                                             45,000            481
Less current maturities .........................................                --            481
                                                                           --------          -----
                                                                           $ 45,000          $  --
                                                                           ========          =====

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

7.       INCOME TAXES

The benefit (provision) for income taxes consists of the following:

                                           Years Ended December 31,
                                   2000               1999               1998
                                 ---------         ---------         ---------
Current:
          Federal .......        $  (2,025)        $  13,252         $ (19,156)
          State .........             (314)              972            (4,294)
          Deferred ......              865              (347)            2,742
                                 ---------         ---------         ---------
                                 $  (1,474)        $  13,877         $ (20,708)
                                 =========         =========         =========

         The benefit (provision) for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

                                                                     Years Ended December 31,
                                                               2000           1999          1998
                                                              ------         ------        ------
                                                                %              %              %
Federal income tax rate ...............................        (34.0)         35.0         (35.0)
State income taxes, net of federal tax benefit ........         (3.3)          5.0          (5.0)
Non-deductible items ..................................        (56.6)         (1.8)        (16.1)
Goodwill amortization .................................        (30.4)         (1.0)         (1.2)
Other .................................................           .6           (.1)           --
                                                              ------         -----         -----
Effective tax rate ....................................       (123.7)         37.1         (57.3)
                                                              ======         =====         =====

         Nondeductible items consist primarily of the direct costs of the Source merger and the portion of meals and entertainment expenses which are not deductible for tax purposes.

         Deferred income tax assets and liabilities shown on the balance sheet are comprised of the following:

                                                                   2000               1999
                                                                 --------           --------
Deferred taxes, current:
  Assets
    Allowance for bad debts ...........................          $  2,261           $  1,426
    Accrued liabilities ...............................             2,612              2,154
    Charitable contribution deduction carryforward ....                32                 --
                                                                 --------           --------
                                                                    4,905              3,580
                                                                 ========           ========
  Liabilities
    Accrued liabilities ...............................               (33)               (33)
                                                                 --------           --------
    Net deferred tax asset ............................          $  4,872           $  3,546
                                                                 ========           ========
    Deferred taxes, non-current:
Assets
    Deferred compensation .............................          $  5,057           $  5,600
    State net operating loss carryforward .............               718                968
                                                                    5,775              6,568
  Liabilities
    Depreciation and amortization .....................            (4,525)            (4,857)
                                                                 --------           --------
    Net deferred tax asset ............................          $  1,250           $  1,711
                                                                 ========           ========

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

A summary of the Company's stock option activity is as follows:

                                                                                                    Weighted
                                                                                   Weighted       Average Fair
                                  Employee       Non-Employee                       Average         Value of
                              Incentive Stock   Director Stock                   Exercise Price     Options
                                Option Plan       Option Plan      Total           Per Share        Granted
Outstanding as of
December 31, 1997 .......           4,196            191            4,387           $ 9.36
Granted .................           1,899            101            2,000           $25.71           $10.86
Exercised ...............            (933)            --             (933)          $ 6.75
Forfeited ...............            (587)            --             (587)          $15.54
                                  -------          -----          -------
Outstanding as of
December 31, 1998 .......           4,575            292            4,867           $15.84
Granted .................           2,353             60            2,413           $ 7.68           $ 7.73
Exercised ...............            (342)            --             (342)          $ 5.26
Forfeited ...............          (1,522)          (127)          (1,649)          $19.19
                                  -------          -----          -------
Outstanding as of
December 31, 1999 .......           5,064            225            5,289           $11.76
Granted .................           2,204             94            2,298           $10.77           $ 4.89
Exercised ...............            (283)            --             (283)          $ 8.93
Forfeited ...............          (1,528)           (25)          (1,553)          $12.75
                                  -------          -----          -------
Outstanding as of
December 31, 2000 .......           5,457            294            5,751           $11.04
                                  -------                         -------

                                                                                       Non-
                                                                  Employee           Employee
                                                                  Incentive          Director
                                                                 Stop Option       Stock Option
                  Exercisable at December 31:                       Plan               Plan           Total
         2000..........................................             1,797               213           2,010
         2001..........................................             1,356                62           1,418
         2002..........................................             1,422                19           1,441
         2003..........................................               876                --             876
         2004..........................................                 6                --               6

         Options granted during each of the three years ended December 31, 2000 have vesting requirements ranging from three to four years. Options expire at the end of ten years from the date of grant.

         The following table summarizes information about employee and director stock options:

                                                       Number            Weighted
                                                    Outstanding           Average
                                                  at December 31,        Remaining            Weighted
                                                       2000             Contractual       Average Exercise
        Range of Exercise Prices                     (Shares)           Life (Years)           Price ($)
        ------------------------                  ---------------       ------------      ----------------
$ 0.980 - $ 1.490..........................                58                4.2               $  1.32
$ 1.500 - $ 8.6875.........................             3,010                8.0               $  6.40
$ 9.565 - $12.180..........................               526                5.9               $ 11.34
$12.181 - $18.060..........................             1,469                8.3               $ 14.39
$18.061 - $24.375..........................               374                6.9               $ 22.31
$24.376 - $28.1250.........................               314                7.0               $ 27.75
                                                     --------
                                                        5,751                7.7               $ 11.04
                                                     ========

OPTIONS EXERCISABLE

                                                                       Options Exercisable
                                                                      Number          Weighted
                                                                   Exercisable at     Average
                                                                    December 31,      Exercise
                    Range of Exercise Prices                       2000 (Shares)      Price ($)
                    ------------------------                       --------------    ----------
         $ 0.980 - $ 1.490..........................                     58            $  1.32
         $ 1.500 - $ 8.6875.........................                    840            $  6.74
         $ 9.565 - $12.180..........................                    426            $ 11.44
         $12.181 - $18.060..........................                    332            $ 14.16
         $18.061 - $24.375..........................                    192            $ 22.24
         $24.376 - $28.1250.........................                    162            $ 27.76
                                                                      -----
                                                                      2,010            $ 11.98
                                                                      =====

         Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net income(loss) and net income (loss) per share would have been as follows:

                                                                 Years Ended December 31,
                                                        2000              1999             1998
                                                     ---------         ---------         ---------
Net income (loss):
  As Reported ...............................        $    (283)        $ (23,516)        $  15,439
   Compensation expense per SFAS 123 ........          (19,715)          (11,113)           (6,100)
   Tax benefit, pro forma ...................              363               890               532
                                                     $ (19,635)        $ (33,739)        $   9,871
Net income (loss) per share:
  Basic:
   As Reported ..............................        $    (.01)        $    (.53)        $     .34
   Pro forma ................................        $    (.46)        $    (.75)        $     .22
  Diluted:
   As reported ..............................        $    (.01)        $    (.53)        $     .33
   Pro forma ................................        $    (.46)        $    (.75)        $     .21

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

12.      SUPPLEMENTAL CASH FLOW INFORMATION

         The Company's non-cash investing and financing activities and cash payments for interest and income taxes were as follows:

                                                                       Years Ended December 31,
                                                               -----------------------------------------
                                                                 2000             1999            1998
                                                               --------         --------        --------
Notes payable issued in settlement of
         contingent purchase price of previous
         Acquisitions .................................        $     --         $     --        $ 11,100
Employer matching:
Contribution of treasury stock to 401(k) Plan .........        $    406         $     --        $     --
Contribution of treasury stock to Employee Stock
      Purchase Plan ...................................        $    631         $     --        $     --
Cash paid during the year for:
Interest ..............................................        $    508         $    423        $    216
Income taxes ..........................................        $(23,083)        $ 12,027        $ 19,905

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

         The Company only generates information on sales and gross profit on a functional basis; as such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the US. Information concerning operations in these segments of business is as follows:

                                   Information        Finance &            Human         Operating
                                    Technology        Accounting         Resources       Specialties         Total
                                   -----------        ----------         ---------       -----------        --------
2000
  Sales ...................          $442,833          $226,737          $ 22,712          $102,715          $794,997
  Gross Profit ............           182,993           132,023             7,700            38,840           361,556

1999
  Sales ...................          $448,640          $205,646          $ 18,317          $ 74,029          $746,632
  Gross Profit ............           175,117           114,321             6,191            27,002           322,631

1998
  Sales ...................          $431,921          $191,086          $ 17,575          $ 39,504          $680,086
  Gross Profit ............           169,429           104,765             5,672            11,715           291,581


14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  Quarter Ended
                                                    -------------------------------------------------------------------------
                                                      Mar 31                Jun 30              Sept 30              Dec 31
                                                    ---------             ---------            ---------            ---------
Fiscal 2000
  Net service revenues ......................       $ 195,063             $ 197,661            $ 202,193            $ 200,080
  Gross profit ..............................          88,201                91,618               93,627               88,110
  Net income (loss) .........................          (2,395)                1,807                  295                   10
  Net income (loss) per share-basic .........       $    (.05)            $     .04            $     .01            $     .00
  Net income (loss) per
    Share-diluted ...........................       $    (.05)            $     .04            $     .01            $     .00

Fiscal 1999
  Net service revenues ......................       $ 184,095             $ 189,390            $ 191,707            $ 181,440
  Gross profit ..............................          78,832                81,208               82,215               80,376
  Net income (loss) .........................           9,128                   332                  904              (33,880)
  Net income (loss) per share-basic .........       $     .20             $     .01            $     .02            $    (.77)
  Net income (loss) per
    share-diluted ...........................       $     .20             $     .01            $     .02            $    (.77)

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

PricewaterhouseCoopers LLP
Tampa, Florida

February 8, 2000

                                   SCHEDULE II

                        KFORCE.COM, INC. AND SUBSIDIARIES
                            VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                              SUPPLEMENTAL SCHEDULE

          Column A                  Column B                       Column C                   Column D            Column E
          --------                -------------          ------------------------------      ----------        ---------------
                                                         Charged to
                                    Balance at            Costs and       Charged to                           Balance at End
        Description                Beginning of            Expenses      other Accounts      Deductions          of Period
        -----------               -------------          ----------      --------------      ----------        --------------
Allowance Reserve...............  1998   $5,423             $4,049                             $3,710             $5,762
                                  1999    5,762              9,768                             11,113              4,417
                                  2000    4,417              7,106                              4,874              6,649

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KFORCE INC.



August 22, 2001                    By: /S/ William L. Sanders
---------------                        ---------------------------------------
Date                                   William L. Sanders, Vice President,
                                       Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
3.1               Amended and Restated Articles of Incorporation (1)
3.2               Amended and Restated Bylaws (1)
4.1               Amended and Restated Credit Agreement among Certain Financial
                  Institutions, Bank of America NA (as the Administrative Agent)
                  and kforce.com, Inc. dated November 3, 2000 (5)
4.2               Second Amendment to Amended and Restated Credit Agreement
                  dated as of February 12, 2001 (5)
4.3               Rights Agreement, dated October 28, 1998, between Romac
                  International, Inc. and State Street Bank and Trust Company as
                  Rights Agent (2)
4.4               Amendment to Rights Agreement dated as of October 24, 2000 (3)
10.1              Employment Agreement, dated as of March 1, 2000, between the Company and David L. Dunkel (4)
10.2              Employment Agreement, dated as of March 1, 2000, between the Company and William L. Sanders (4)
10.3              Employment Agreement, dated as of March 1, 2000, between the Company and Joseph J. Liberatore (5)
10.4              Employment Agreement, dated as of March 1, 2000, between the Company and Ken W. Pierce (5)
10.5              Employment Agreement, dated as of March 1, 2000, between the Company and Lawrence J. Stanczak (5)
10.6              1999 Romac International, Inc. Employee Stock Purchase Plan (4)
23.1              Consent of PricewaterhouseCoopers LLP (5)
23.2              Consent of Deloitte & Touche LLP

--------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.
(2) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), filed October 29, 1998.
(3) Incorporated by reference to the Company's Current Report on Form 8-K (File No. 0-26058), filed on November 3, 2000.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-26058) filed March 29, 2000.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K (File No. 0-26058) filed March 29, 2001.