Form 10-Q
period 2001-09-30
KFORCE COM INC
filed 2001-11-14
CIK 930420

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         ------------------------------

                         COMMISSION FILE NUMBER 0-26058

                                   KFORCE INC.
             (Exact name of registrant as specified in its charter)


                FLORIDA                                         59-3264661
    (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

       1001 EAST PALM AVENUE
            TAMPA, FLORIDA                                        33605
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP-CODE)


Registrant's telephone number, including area code: (813) 552-5000

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of November 13, 2001 the registrant had 30,523,885 shares of common stock, $.01 par value per share, issued and outstanding.

===============================================================================

ITEM 1.  FINANCIAL STATEMENTS


                          KFORCE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                           2001            2000
                                                                                       -------------    ------------
                                    Assets:
Current Assets:
Cash and cash equivalents                                                               $     120        $   1,865
Trade receivables, net of allowance for doubtful accounts of $6,464 and
  $6,649, respectively                                                                     92,922          125,931
Deferred tax asset, current                                                                 4,872            4,872
Prepaid expenses and other current assets                                                   8,440            3,682
                                                                                        ---------        ---------
Total current assets                                                                      106,354          136,350


Receivables from officers and related parties                                               1,058            1,058
Furniture and equipment, net                                                               17,924           23,115
Deferred tax asset, non-current                                                             1,472            1,250
Other assets, net                                                                          22,722           23,481
Goodwill, net of accumulated amortization of $16,211 and $13,135 respectively              89,688           92,764
                                                                                        ---------        ---------
Total assets                                                                            $ 239,218        $ 278,018
                                                                                        =========        =========

                     Liabilities and Stockholders' Equity:

Current Liabilities:
Accounts payable and other accrued liabilities                                          $  13,976        $  17,464
Accrued payroll costs                                                                      25,051           37,778
Bank overdrafts                                                                             4,350            8,083
Income taxes payable                                                                          640            2,140
                                                                                        ---------        ---------
Total current liabilities                                                                  44,017           65,465


Long term debt                                                                             36,603           45,000
Other long-term liabilities                                                                 9,988           12,516
                                                                                        ---------        ---------
Total liabilities                                                                          90,608          122,981
                                                                                        ---------        ---------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $.01; 15,000 shares authorized,
 none issued and outstanding                                                                   --               --
Common stock, par value $.01; 250,000 shares authorized,
  46,998 and 46,959 issued and outstanding, respectively                                      470              470
Additional paid-in-capital                                                                187,997          191,007
Accumulated other comprehensive loss                                                         (614)            (267)
Retained earnings                                                                          51,054           46,363
Less reacquired stock at cost; 16,514 and 14,802 shares, respectively                     (90,297)         (82,536)
                                                                                        ---------        ---------
Total stockholders' equity                                                                148,610          155,037
                                                                                        ---------        ---------
Total liabilities and stockholders' equity                                              $ 239,218        $ 278,018
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
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,     SEPTEMBER 30,
                                                       2001             2000            2001              2000
                                                  -------------     -------------   -------------     -------------
Net service revenues                                $ 150,183         $202,193        $ 514,740         $ 594,917
Direct costs of services                               92,782          108,566          308,164           321,471
                                                    ---------         --------        ---------         ---------
Gross profit                                           57,401           93,627          206,576           273,446

Selling, general and administrative expenses           52,021           88,744          182,343           263,435
Depreciation and amortization expense                   4,645            4,032           13,237            11,480
Other expense (income), net                               660              464            2,390              (805)
                                                    ---------         --------        ---------         ---------
Income (loss) before income taxes                          75              387            8,606              (664)

Provision for (benefit from) income taxes                  35               92            3,915              (371)
                                                    ---------         --------        ---------         ---------
Net income (loss)                                          40              295            4,691              (293)

Other comprehensive income (loss):
   Foreign currency translation                            --                4              (15)              (62)
   Change in fair value of cash flow
     hedges, net of taxes of $180 and $221               (270)              --             (332)               --
                                                    ---------         --------        ---------         ---------
Comprehensive income (loss)                         $    (230)        $    299        $   4,344         $    (355)
                                                    =========         ========        =========         =========

Net income (loss) per share - Basic                 $    0.00         $   0.01        $    0.15         $   (0.01)
                                                    =========         ========        =========         =========
Weighted average shares outstanding - Basic            31,635           43,284           31,992            43,860
                                                    =========         ========        =========         =========
Net income (loss) per share- Diluted               $    0.00         $   0.01        $    0.14         $   (0.01)
                                                    =========         ========        =========         =========
Weighted average shares outstanding - Diluted          32,397           43,376           32,518            43,860
                                                    =========         ========        =========         =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          KFORCE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                          2001             2000
                                                                      -------------    -------------
Cash flows from operating activities:
Net income (loss)                                                       $  4,691         $   (293)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
   Depreciation and amortization                                          13,237           11,480
   (Recovery of) provision for fallouts and bad debts
         on accounts receivable                                             (185)           3,791
   Loss on asset sales/disposals                                               7              503
   Decrease (increase) in cash surrender value of life insurance           2,523           (4,449)
(Increase) decrease in operating assets:
   Trade receivables                                                      33,194          (26,371)
   Prepaid expenses and other current assets                              (4,758)          (3,457)
   Other assets, net                                                      (1,716)            (231)
(Decrease) increase in operating liabilities:
   Accounts payable and other accrued liabilities                         (3,487)          (5,728)
   Accrued payroll costs                                                 (10,077)          16,147
   Bank overdrafts                                                        (3,734)          (4,083)
   Income tax (payable) refund                                            (1,496)          21,912
   Other long-term liabilities                                            (2,293)             654
                                                                        --------         --------
      Cash provided by operating activities                               25,906            9,875
                                                                        --------         --------
Cash flows from investing activities:
   Capital expenditures, net                                              (5,070)          (2,611)
   Payment on earnout settlements                                             --           (1,283)
   Proceeds from sale of furniture and equipment                              45               38
                                                                        --------         --------
      Cash used in investing activities                                   (5,025)          (3,856)
                                                                        --------         --------

Cash flows from financing activities:
   Payments on bank line of credit                                        (8,397)              --
   Payments on capital lease obligations                                      --             (481)
   Payments on notes payable to related parties                               --           (2,000)
   Proceeds from exercise of stock options                                   135            2,511
   Repurchase of common stock                                            (14,350)         (11,633)
                                                                        --------         --------
      Cash used in financing activities                                  (22,611)         (11,603)
                                                                        --------         --------
Decrease in cash and cash equivalents                                     (1,730)          (5,584)
Effect of foreign currency translation on cash                               (15)             (62)
Cash and cash equivalents at December 31, 2000                             1,865            7,919
                                                                        --------         --------
Cash and cash equivalents at September 30, 2001                         $    120         $  2,273
                                                                        ========         ========
Supplemental Cash Flows Information
   Cash paid (refunded) during the period for:
      Income taxes                                                      $  5,405         $(21,920)
      Interest                                                             1,991              656
Supplemental Non Cash Flow Information
   401(k) matching contribution                                              847               --
   Deferred compensation plan contribution                                   788               --
   Employee stock purchase plan contribution                               1,805               --
   Change in the fair value of cash flow hedges                             (332)              --

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          KFORCE INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 ACCUMULATED
                                                         COMMON                   ADDITIONAL        OTHER
                                                         STOCK                     PAID-IN      COMPREHENSIVE      RETAINED
                                                 Shares          Amounts           CAPITAL           LOSS          EARNINGS
                                                 -------         --------         ---------     -------------      --------
Balance at December 31, 2000                      46,959         $    470         $ 191,007         $  (267)        $46,363
Exercise of stock options                             39                                135
Disqualifying dispositions                                                                4
401(k) matching contributions                                                          (502)
Deferred compensation plan contribution                                                (571)
Employee stock purchase plan contribution                                            (2,076)
Foreign currency translation adjustment                                                                 (15)
Change in fair value of cash flow hedges                                                               (332)
Net income                                                                                                            4,691
Repurchase of common stock
                                                 -------         --------         ---------         -------         -------
Balance at September 30, 2001                     46,998         $    470         $ 187,997         $  (614)        $51,054
                                                 =======         ========         =========         =======         =======



                                                     REACQUIRED                  TOTAL
                                                        STOCK                STOCKHOLDERS'
                                                Shares         Amounts           EQUITY
                                                -------        --------      ------------
Balance at December 31, 2000                     14,802        $(82,536)       $155,037
Exercise of stock options                                                           135
Disqualifying dispositions                                                            4
401(k) matching contributions                      (242)          1,349             847
Deferred compensation plan contribution            (246)          1,359             788
Employee stock purchase plan contribution          (699)          3,881           1,805
Foreign currency translation adjustment                                              15)
Change in fair value of cash flow hedges                                           (332)
Net income                                                                        4,691
Repurchase of common stock                        2,899         (14,350)        (14,350)
                                                 ------        --------        --------
Balance at September 30, 2001                    16,514        ($90,297)       $148,610
                                                 ======        ========        ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          KFORCE INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries (the "Company"). All material transactions and balances have been eliminated in consolidation.

Interim Financial Information. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by applicable SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

Reclassification. Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Revenue Recognition. Net service revenues consist of sales, net of credits, discounts and fallouts. The Company recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search fees are recognized in contingency search engagements upon the successful completion of the assignment. Revenue from search fees is shown on the accompanying Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) net of estimated amounts written off for adjustments due to placed candidates not remaining in employment for the guarantee period.

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

Earnings Per Share. Options to purchase 4,510 and 5,218 shares of common stock were not included in the computation of diluted earnings per share during the three and nine month periods ended September 30, 2001, respectively, as compared to 5,481 and 7,253 shares for the same periods in 2000, because these options were anti-dilutive. Options to purchase 2,224 and 2,281 shares of common stock were included in the computation of diluted earnings per share during the three and nine month periods ended September 30, 2001, as compared to 1,013 shares for the three month period ended September 30, 2000. As the result of a net loss for the nine month period ended September 30, 2000, options outstanding had no dilutive effect.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments, which arise primarily from activities of the Company's Canadian operations, and unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133,"Accounting for Derivative Instruments and Hedging Activities".

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

Accounting for Derivatives. SFAS 133 was issued in September 1998. SFAS 133, as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company's policy is to designate at a derivative's inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. SFAS 133, as amended, was effective for all fiscal quarters of fiscal years beginning after September 15, 2000. The Company adopted SFAS 133, as amended, on January 1, 2001. The Company does not enter into or hold derivatives for trading or speculative purposes.


In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001, the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $332,000 net of income taxes, in other liabilities and accumulated other comprehensive income (loss) as of September 30, 2001.


Recent Accounting Pronouncements.


On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when the assets were initially recognized. Beginning January 1, 2002, management anticipates the Company will no longer amortize goodwill. At September 30, 2001, goodwill, net of accumulated amortization, was approximately $89.7 million. Goodwill amortization expense was $1.0 million and $3.1 million during the three and nine months ended September 30, 2001, respectively. The Company is currently assessing the impact that SFAS 141 and SFAS 142 will have on its financial position and results of operations.


In August 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligation". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that SFAS 143 will have on its financial statements.


In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS 121. The accounting model for long lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the effects of Disposal of a Segment of a Business", for the disposal of segments of business. SFAS 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with the operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions in SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company has not yet determined the impact that SFAS 144 will have on its financial statements.

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

Historically, and through September 30, 2001, the Company has generated only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended September 30,


                  Information       Finance &        Operating
                   Technology      Accounting       Specialties       TOTAL
                  -----------      -----------      -----------       -----
2001
  Sales             $74,170          $41,321           $34,692       $150,183
  Gross Profit       23,998           20,680            12,723         57,401

2000
  Sales             117,962           57,553            26,678        202,193
  Gross Profit       50,589           33,614             9,424         93,627

For the nine months ended September 30,

                  Information       Finance &         Operating
                   Technology      Accounting        Specialties        TOTAL
                  -----------      -----------       -----------        -----

2001
  Sales            $265,524         $147,896          $101,320       $514,740
  Gross Profit       91,528           77,390            37,658        206,576

2000
  Sales             349,928          170,651            74,338        594,917
  Gross Profit      146,247           99,682            27,517        273,446


NOTE C - COMMITMENTS AND CONTINGENCIES

In June 2001, the Company purchased from a bank a $1.8 Million note receivable from one of its former officers that it had previously guaranteed. This note is classified in prepaid expenses and other current assets. The Company is currently pursuing collection of this receivable.

On September 14, 2001, the Company executed an agreement for the lease of the Company's new headquarters and consolidation of its Tampa operations. The Company has classified the lease as an operating lease. Significant terms included the prepayment of rent in the amount of $2.2 million. The prepayment will be amortized over the 15 year term of the lease. In addition, the Company capitalized $2.2 million of leasehold improvements that are being amortized over the lease term, which approximates the estimated useful life of the assets. The Company is required to make annual minimum lease payments beginning September 14, 2001 of approximately $2.0 million for each of the 15 years.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's condensed consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:



                                                  Three months ended September 30,    Nine months ended September 30,
                                                       2001            2000               2001              2000

Flexible billings                                      88.0%           77.2%              85.1%             76.7%
Search Fees                                            12.0            22.8               14.9              23.3
Net service revenues                                  100.0           100.0              100.0             100.0
Gross profit                                           38.2            46.3               40.1              46.0
Selling, general, and administrative expenses          34.6            43.9               35.4              44.3
Income (loss) before taxes                              0.1             0.2                1.7              (0.1)
Net income (loss)                                       0.0             0.1                0.9              (0.1)


Results of Operations for Each of the Three and Nine Months Ended September 30, 2001 and 2000

Net service revenues. Net service revenues decreased 25.7% and 13.5%, respectively, to $150.2 million and $514.7 million for the three and nine month periods ending September 30, 2001 as compared $202.2 million and $594.9 million for the same periods in 2000. The change is primarily comprised of a decrease of $24.0 million and $18.0 million in Flexible Billings and a decrease of $28.0 million and $62.2 million in Search Services for the three and nine month periods ended September 30, 2001, as described below.

Flexible Billings decreased 15.4% to $132.2 million and 3.9% to $438.1 million for the three and nine month periods ending September 30, 2001, respectively, as compared to $156.2 million and $456.1 million for the same periods in 2000. The decrease in Flexible Billings for the three months ended September 30, 2001 is attributable to a decrease in the number of hours billed of approximately 7.2%, a decrease in the average bill rate of approximately 3.3% and the absence of revenues from the Company's solutions business, kforce Consulting, which was wound down in the first quarter of 2001. The decrease in flexible billings for the nine months, as compared to the same period in 2000, is primarily attributable to a decrease in the number of hours billed of approximately 9.9%, a decrease in the average bill rate of approximately 6.3% and the closing of kforce Consulting in the first quarter of 2001.

Search Fees decreased 60.9% and 44.8%, respectively to $18.0 million and $76.6 million for the three and nine month periods ended September 30, 2001 as compared to $46.0 and $138.8 million for the same periods in 2000. The decrease in revenue for both the three and nine month periods ended September 30, 2001 is primarily the result of decreases in both the number of placements made of 58.9% and 44.3%, respectively, and the average fee for these placements of approximately 4.7% and 2.1%, respectively.

Gross profit. Gross profit decreased 38.7% and 24.4%, to $57.4 million and $206.6 million during the three and nine month periods ended September 30, 2001, respectively, as compared to $93.6 million and $273.4 million for the same periods in 2000 as a result of the decline in net service revenue. Gross profit as a percentage of net service revenues decreased to 38.2% and 40.1%, for the three and nine month periods ending September 30, 2001, respectively, as compared to 46.3% and 46.0% for the three and nine month periods in 2000. The decrease in the gross profit percentage for both the three and nine month periods in 2001 is primarily attributable to a change in revenue mix, with Search Services, which has a higher gross profit margin, comprising 12.0% and 14.9% of total revenue for the three and nine month periods ended September 30, 2001, respectively, as compared to 22.8% and 23.3% for the same periods in 2000. The gross profit percentage on Flexible Billings was essentially flat for the three and nine month periods, compared to the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 41.4% and 30.8%, to $52.0 million and $182.3 million for the three and nine month periods ended September 30, 2001, respectively, as compared to $88.7 million and $263.4 million for the same periods in 2000. Selling, general and administrative expenses as a percentage of net service revenues decreased to 34.6% and 35.4%, for the three and nine month periods ended September 30, 2001, respectively, compared to 43.9% and 44.3% for the same periods in 2000. The decrease in selling, general and administrative expense as compared to prior year is primarily due to a decrease in commissions and other compensation relating to the decrease in revenue. The decrease in selling, general and administrative expense as a percentage of net service revenues in the three and nine month periods ended September 30, 2001 resulted primarily from the benefits obtained from initiatives taken by management to re-engineer and streamline back-office operations as well as reductions in other selling, general and administrative expenses to better align expenses with revenue.

Depreciation and amortization expense. Depreciation and amortization expense increased 15.2% and 15.3%, to $4.6 million and $13.2 million for the three and nine month periods ended September 30, 2001, respectively, compared to $4.0 million and $11.5 million for the same periods in 2000. Depreciation and amortization expense as a percentage of net service revenues increased to 3.1% and 2.6% for the three and nine month periods ended September 30, 2001, respectively, as compared to 2.0% and 1.9%, for the same periods in 2000. The increase as a percentage of net service revenues for both periods in 2001 as compared to the same periods in 2000 is due primarily to increased amortization of computer software and the decline in net service revenue.

Other expense (income), net. Other expense (income), net, increased 42.2% and 396.9% for the three and nine months ended September 30, 2001 compared to the same periods in 2000. The increase in other expense during both periods in 2001 as compared to 2000 was due primarily to a decrease in interest income and an increase in interest expense resulting from the increased borrowings and use of available funds to repurchase $55.0 million of common stock in a modified Dutch Auction Self Tender Offer completed in December 2000.

Income (loss) before income taxes. Income (loss) before income taxes decreased for the three months ended September 30, 2001, to $0.01 million and increased for the nine months ended September 30, 2001, to $8.6 million as compared to income of $0.4 million and a loss of $0.6 million for the same periods in 2000, primarily as a result of the factors discussed above regarding revenues and selling, general and administrative expenses.

Provision for (benefit from) income taxes. The provision for (benefit from) income taxes decreased to $0.04 million and increased to $3.9 million for the three and nine month periods ended September 30, 2001, compared to $0.1 million and ($0.4) million for the same periods in 2000. The effective tax rate was 45.5% for the nine months ended September 30, 2001 compared to 55.9% for the same period in 2000. The decrease in the effective tax rate in 2001, as compared to 2000, is primarily due to the effect of non-deductible expenses in 2000.

Net income (loss). Net income (loss) decreased to $0.04 million in the three months ended September 30, 2001 and increased to $4.7 million for the nine months ended September 30, 2001 as compared to income of $0.3 million and a $0.3 million loss for the same periods in 2000, primarily as a result of the factors discussed above related to reductions in selling, general and administrative expense, partially offset by the decrease in gross profit attributable to the decline in search fees.

The Company continues to evaluate its operating costs and balance sheet accounts to the extent its revenue base declines. Costs for consolidation of offices, streamlining of operations, impairment of goodwill and other issues could negatively affect net income for both the fourth quarter and the year by significant amounts.

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

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2001, the Company's sources of liquidity included $0.1 million in cash and cash equivalents, and $62.2 million in additional net working capital. In addition, as of September 30, 2001, there was $36.6 million outstanding on the Company's $90 million Amended and Restated Credit Facility Bank of America, N.A. (the "Credit Facility"). This Credit Facility, which was entered into on November 3, 2000, has a term of three years. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of the Company's "Eligible Receivables" as such term is defined in the Credit Facility).

The Credit Facility contains a provision that limits the dollar amount of its common stock the Company may repurchase to $72 million. The Company is finalizing arrangements with its bank for a $15 million increase in this provision of the Credit Facility.

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001 the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $332,000 net of income taxes, in other liabilities and accumulated other comprehensive loss as of September 30, 2001.

During the nine months ended September 30, 2001, cash flow provided by operations was $25.9 million. This resulted primarily from a decrease in accounts receivable, which is partially offset by a decrease in accrued liabilities and an increase in prepaid expenses and other current assets. The decrease in accounts receivable reflects the decreased volume of business during the first nine months of 2001. The decrease in accrued liabilities and the increase in prepaid expenses and other current assets are primarily due to the timing of payments as well as prepayments and deposits of $2.9 million relating to the construction of the new corporate headquarters. The Company consolidated its Tampa operations into its new corporate headquarters in September 2001.

For the nine months ended September 30, 2001, cash flow used in investing activities was $5.0 million, resulting primarily from capital expenditures.

During the nine months ended September 30, 2001, cash flow used by financing activities was $22.6 million primarily from the repayment of $8.4 million of borrowings under the Company's Credit Facility and the repurchase of 2.9 million shares of common stock for $14.4 million.

On March 11, 1999, the Company announced that its board of directors had authorized the repurchase of up to $50 million of its common stock on the open market, from time to time, depending on market conditions. On October 24, 2000 the board of directors authorized an increase to up to $100 million for stock repurchases. On October 19, 2001 the board of directors authorized the repurchase of an additional $15 million of its common stock. As of September 30 and November 13, 2001, respectively, the Company had repurchased approximately
17.4 million shares and 17.4 million shares under this plan. Approximately $17.7 million was available under current board authorization and $2.5 million was available under the current Credit Facility limitations as of November 13, 2001. Additional stock repurchases may have a material impact on the Company's cash flow requirements for the next twelve months.

The Company believes that cash flow from operations and borrowings under its Credit Facility, or other credit facilities that may become available to the Company in the future, will be adequate to meet the working capital requirements of current operations for at least the next twelve months. The Company does not expect any costs or write-downs associated with the review of its operating structure or balance sheet during the fourth quarter to have a material impact on its ability to meet its working capital requirements. However, there is no assurance (i) that the Company will be able to obtain financing in amounts sufficient to meet its operating requirements or at terms which are satisfactory and which allow the Company to remain competitive, or (ii) that the Company will be able to meet the financial covenants contained in the Credit Facility. The Company's expectation that existing resources will fund its working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. The effect of a 1% change in interest rates would currently have an annual impact of $146,000. The Company does not engage in trading market risk sensitive instruments for speculative purposes. The Company is managing its exposure to changes in interest rates from its Credit Facility by entering into interest rate swap agreements which allow it to convert $22 million of its debt from variable to fixed interest rates. The Company believes that effects of changes in interest rates or foreign currency are limited and would not have a material impact on its operations.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a)  Exhibits
              None


(b)      Reports:
         The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.


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


                                 Date: November 14, 2001