Form 10-K
period 2001-12-31
KFORCE  INC
filed 2002-03-29
CIK 930420

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
  (MARK ONE)

      /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

      / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-26058

                                   KFORCE INC.
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                         59-3264661
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

  1001 EAST PALM AVENUE, TAMPA, FLORIDA                             33605
(address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 552-5000

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


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ( )

      The aggregate market value of Registrant's voting and non-voting stock held by nonaffiliates of Registrant, as of March 27, 2002, was $167,153,952.

      The number of shares outstanding of Registrant's Common Stock as of March 27, 2002, was 31,818,848.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Parts of the Company's definitive proxy statement for the Annual Meeting of the Company's Shareholders to be held on June 18, 2002, are incorporated by reference into Part III of this Form.

                                TABLE OF CONTENTS



  ITEM                                                                      PAGE
  ----                                                                      ----
Item 1.   Business........................................................    3
Item 2.   Properties......................................................   11
Item 3.   Legal Proceedings...............................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.............   11
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................   11
Item 6.   Selected Financial Data.........................................   12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   13
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk......   19
Item 8.   Financial Statements and Supplementary Data.....................   19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................   19
Item 10.  Directors and Executive Officers of the Registrant..............   20
Item 11.  Executive Compensation..........................................   20
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................   20
Item 13.  Certain Relationships and Related Transactions..................   20
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          10-K............................................................   21

Index to Consolidated Financial Statements (Pages 23-47)..................   22

                                     PART I

ITEM 1.  BUSINESS

References in this document to "the Company," "Kforce," "we," "our" or "us" refer to Kforce or its subsidiaries, except where the context otherwise requires. This document contains certain forward-looking statements regarding future financial condition and results of operations and Kforce's business operations. The words "expect," "estimate," "anticipate," "predict," "believe," "plans" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and Kforce's other filings with the Securities and Exchange Commission (the "Commission"). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

GENERAL

Headquartered in Tampa, Florida, Kforce was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in 1995, Kforce grew to 31 offices in 18 major markets. On April 20, 1998, Kforce consummated a merger whereby Source Services Corporation ("Source"), was merged into Kforce pursuant to an Agreement and Plan of Merger ("the Merger Agreement") dated February 1, 1998, as amended on February 11, 1998 and April 17, 1998. The acquisition was accounted for using the pooling of interests method of accounting; accordingly, all historical results have been restated to reflect the merger. This merger combined the strength of two organizations that shared common visions, strategies and business practices. Both Romac International, Inc. ("Romac") and Source, originally founded in 1966 and 1962, respectively, had been active in the placement of information technology and financial personnel. Kforce now operates through 86 locations in 45 markets and serves clients from Fortune 1000 as well as local and regional small to mid-size companies with our top ten clients representing approximately 9% of revenue in 2001.

On May 5, 2000, the Company's shareholders approved a name change from Romac to kforce.com, Inc. On June 18, 2001, the company's shareholders approved the name change to Kforce Inc.

INDUSTRY OVERVIEW

The temporary staffing industry has evolved over the past several decades as companies have utilized temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. The National Association of Temporary and Staffing Services has estimated that more than 80% of all U.S. businesses utilize temporary staffing services. Selected industry reports indicate the United States temporary staffing industry grew from an estimated $76.8 billion in revenue in 1999 to $85.9 billion in 2000 to $87.9 billion in 2001. However, revenues were significantly impacted by the economic slowdown in 2001. The information technology and finance/accounting sectors, as well as permanent placements were particularly affected. In addition, in response to increasing competition due to lower demand, in the future pricing pressure may result in lower profitability as gross margins compress. There can be no assurance that customer demand for Kforce's specialty staffing sectors will return or that pricing will be maintained at historical levels. We believe that professional and technical staffing within the temporary staffing industry requires longer-term, more highly-skilled personnel services and offers the opportunity for higher profitability than the clerical and light industrial staffing segments, because of the value-added nature of professional and technical personnel. In particular, the Health and Life Sciences division experienced growth in 2001. However, many competitors are entering the healthcare, pharmaceutical and scientific staffing sectors. There can be no assurance that the Kforce Health and Life Science division will be able to access a sufficient candidate pool to service client needs. In addition, a number of national staffing companies are attempting to introduce a lower-priced staffing preferred-vendor model. These factors may impact the future growth and profitability of the Health and Life Sciences division.

BUSINESS STRATEGY

Kforce is a national provider of professional specialty staffing services. Key elements of our business strategy include the following:

      - FOCUS ON VALUE-ADDED SERVICES. We focus exclusively on providing specialty staffing services to our clients, specifically in the areas of information technology, finance and accounting and health and life sciences (formerly operating specialties). We believe, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that future employment growth may be significant in these sectors. The placement of highly skilled personnel requires an operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. We believe our historical focus in this market, combined with our staff's operating expertise, provides us with a competitive advantage.

      - BUILD LONG-TERM, CONSULTATIVE RELATIONSHIPS. We believe we have developed long-term relationships with our clients by providing integrated solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to maximize their return on human assets. In addition, Kforce's ability to offer flexible staffing services, coupled with its permanent placement capability, offers the client a single-source provider of specialty staffing services. This ability enables Kforce to emphasize consultative rather than just transactional client relationships.

      - ACHIEVE EXTENSIVE CLIENT PENETRATION. Our client development process focuses on repeated contacts with client employees responsible for staffing decisions. Contacts are made within numerous functional departments and at many different organizational levels within the client. Our operating employees are trained to develop a thorough understanding of each client's total staffing requirements. In addition, for its combined Finance and Accounting and Information Technology business units, Kforce has reorganized its field operations centered on major and emerging markets. Kforce believes this major/emerging market operational alignment will develop a more customer centric organization, leverage our best leaders, leverage client relationships across functional offerings and streamline the organization by placing senior management closer to the customer as well as achieve greater cost-efficiency.

      - RECRUIT HIGH-QUALITY PROFESSIONALS. We place great emphasis on recruiting qualified personnel. We believe we have a recruiting advantage over those of our competitors that lack the ability to offer candidates flexible and permanent opportunities. We frequently place candidates seeking permanent employment in flexible assignments until a permanent position becomes available.

      - ENCOURAGE OPERATING EMPLOYEE ACHIEVEMENT. We promote a quality-focused, results-oriented culture. All operating employees are given incentives to encourage the achievement of corporate goals.

FUNCTIONAL SERVICE LINES

Field operations for Finance and Accounting and Information Technology are now managed by major and emerging markets. The information technology business segment includes our human resources staffing business. The Health and Life Sciences segment is managed by specialty across the country. (See Note 14 to the Notes to Consolidated Financial Statements.)

The functional areas are defined as:

      - INFORMATION TECHNOLOGY. Computer and Data Processing Services were among the Bureau of Labor Statistics' list of the fastest growing industries over the last decade. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Information Technology services focus on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, and e-business and networking technicians). The economic slowdown in 2001 significantly affected the willingness and ability of companies to commit capital resources to their technology systems/infrastructure. While we believe that the long term business catalysts of technology remain in place, there can be no assurance that spending in the sector will return to the levels seen over the last decade.

      - FINANCE & ACCOUNTING. We believe we have built a reputation for providing qualified finance and accounting professionals to businesses. Our Finance & Accounting personnel are experienced in areas such as taxation, budget preparation and analysis, financial reporting, cost analysis, and audit services. Finance & Accounting also offers its Executive Solutions service line, which provides chief financial officers, controllers and other higher-level financial professionals on a contract basis for assignment lengths generally ranging from three to six months. Our accounting support group provides placement of entry level accounting positions such as bookkeepers.

      - HEALTH AND LIFE SCIENCES. This segment consists of professionals skilled in the pharmaceutical, health care and scientific functions. Examples of the types of positions that would be classified in these categories are: Clinical trial professionals (CRAs) for pharmaceutical, health care information management professionals and nurses for hospitals and other healthcare companies. The Scientific Group works with lab professionals, research and development, quality assurance and quality control professionals.

In February 2001, Kforce modified its operating structure by consolidating kforce Consulting, our e-services project driven solutions practice, into our existing Information Technology division. In 2000, kforce Consulting lost $9.1 million on $17.6 million in revenue and, in 2001, lost $4.3 million loss on revenue of $3.1 million. In December, 2001, Kforce sold its Education Services unit resulting in a loss of $4.6 million. Also in December 2001, we sold our legal staffing unit as part of the consideration in acquiring Scientific Staffing, Inc. The legal unit had revenues of $4.8 million in 2001. Kforce also acquired Emergency Response Inc., a healthcare nurse staffing company with two locations in Phoenix, Arizona and San Diego, California, in December, 2001. In realigning consulting groups and divesting the legal and education services units, we believe we have strengthened our focus on our core specialty staffing business.

STAFFING SERVICES

Once the functional challenges of the client have been identified, we consult with the client to determine its staffing and time duration requirements. We offer our staffing services in two categories: Flexible Staffing Services ("Flexible Staffing Services") or Search Services ("Search Services"). In 2001, flexible staffing and search services accounted for 86.3% and 13.7% of revenue, respectively.

FLEXIBLE STAFFING

We offer Flexible Staffing Services which provides personnel in the fields of information technology, finance and accounting, and health and life sciences. Flexible Staffing Services entail placing skilled workers in the client environment on a contractual basis. Assignments typically run from three months to one year in duration. We currently offer Flexible Staffing Services in most large metropolitan market areas.

SEARCH SERVICES

We provide Search Services (permanent placement) for professional and technical personnel. The placement opportunities are in the areas of information technology, finance and accounting, financial services, pharmaceutical research, health care and scientific.

We perform both contingency and retained searches. A contingency search results in payment to us only when personnel are actually hired by a client. Our strategy is to perform contingency searches only for skills we target as our core businesses. Client searches that are outside a core-business area typically are at a management or executive level and require a targeted research and recruiting effort. We typically perform these searches as retained searches where the client pays a part of the search fee in advance and the remainder upon completion of the search. Our fee is typically structured as a percentage of the placed individual's first-year annual compensation. The vast majority of our search work is done on a contingency basis.

An active database of candidates is maintained as the result of our continuous recruiting efforts and reputation in the industry. In addition, operating employees locate many potential personnel as the result of referrals from the Flexible Staffing Services activities.

We believe that we have developed a reputation for quality search work and that we are recognized as one of the leaders in our search specialties. To minimize the risk of changes in skill demand, our marketing plan incorporates a continual review of client recruitment plans for future periods to allow for rapid changes to "in-demand" skills. The quality of the relationship with client personnel is a key component of the strategy, and we seek to use consultative relationships to obtain insight into emerging growth areas. The clients targeted by the Search Services are typically the same as those targeted by the

Flexible Staffing Services. This common focus is intended to contribute to our objective of providing integrated solutions to our clients' personnel needs.

TECHNOLOGY

Kforce's nationwide computer, telephony and data communications infrastructure was further upgraded in 2001 to take advantage of faster and lower cost devices and services. These projects improved internal communications and reduced associated costs.

Also in 2001, we:

      - Updated our front office to a single software to improve performance and reduce costs

      - Installed new asset management and support call tracking software to improve efficiency

      - Closed web hosting centers and consolidated our web hosting platform to reduce operating costs; and

      - Updated our enterprise resource planning software to keep current with regulatory changes and improve integration with other software

COMPETITION

The specialty staffing services industry is very competitive and fragmented. There are relatively few barriers to entry and new competitors frequently enter the market. A number of our competitors have substantially greater resources than those we possess. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms and national and regional accounting firms that also offer certain specialty staffing services. Additionally, there are a number of "born on the web" job boards that are offering traditional staffing services as well as traditional staffing companies developing a significant web component.

We believe that the availability and quality of personnel, the level of service, the effective monitoring of job performance, the scope of geographic service and the price of service are the principal elements of competition in our industry. We believe that availability of quality personnel is an especially important facet of competition. In order to attract candidates, we place emphasis upon our ability to provide permanent placement opportunities, competitive compensation and benefits, quality and varied assignments and scheduling flexibility. Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure from some of our competitors. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to increase, and there can be no assurance that we will remain competitive.

INSURANCE

We maintain a fidelity bond and a number of insurance policies including general liability and automobile liability, (each with excess liability coverage), professional liability, errors and omissions, employment practices liability, workers' compensation and employers' liability. Each of these policies, with aggregate coverage of up to $5.0 million, covers certain liabilities that may arise from the actions or omissions of its operating employees and personnel. There can be no assurance that any of the above coverages will be adequate for our needs.

OPERATING EMPLOYEES AND PERSONNEL

As of December 31, 2001, Kforce, including its subsidiaries, employed approximately 1,600 operating employees. Additionally, as of that date, we had approximately 7,100 personnel on assignment providing flexible staffing services to our clients. As the employer, we are responsible for the operating employees' and personnel payrolls and employer's share of social security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance, and other direct labor costs relating to our operating employees and personnel. We offer access to various health, life and disability insurance programs and other benefits for our operating employees and personnel. We have no collective bargaining agreements covering any of our operating employees or personnel, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize our operating employees or personnel.

RISK FACTORS

THE CURRENT ECONOMIC DOWNTURN AND FUTURE ECONOMIC DOWNTURNS MAY ADVERSELY EFFECT THE DEMAND FOR OUR SERVICES.

Historically, the general level of economic activity has significantly affected the demand for employment services. As economic activity has slowed, the use of temporary and contract personnel often has been curtailed before permanent employees have been laid off. The current economic downturn has adversely affected the demand for temporary and contract personnel, which in turn has had an adverse effect on our results of operations and our financial condition. Additionally, the use of search firms for permanent hires has declined significantly. We expect that future economic downturns will cause similar results.

OUR LIQUIDITY MAY BE ADVERSELY IMPACTED BY COVENANTS IN OUR LINE OF CREDIT.

We have a $90 million Credit Facility with Bank of America. We had approximately $28.2 million outstanding under this Credit Facility as of December 31, 2001. If the amount borrowed under this Credit Facility exceeds certain amounts, then a number of financial covenants become applicable. As of December 31, 2001, we had an additional $7.5 million of borrowing available without triggering these financial covenants. At no time during the existence of the Credit Facility have we ever triggered such covenants. However, we currently would not be in compliance with such covenants if they were applicable and at certain times we have borrowed amounts that put us within approximately $1.0 million of triggering these covenants. If we were to trigger such financial covenants in the future and if we do not comply with them, such a breach of the Credit Facility covenants could materially and adversely effect our liquidity and financial condition. Suck lack of compliance could result, among other things, in the acceleration of all amounts borrowed under the Credit Facility. See the Liquidity and Capital Resources section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN QUALIFIED PERSONNEL.

We depend upon our ability to attract and retain personnel, particularly technical and professional personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect competition for individuals with proven technical or professional skills in the foreseeable future. If qualified personnel do not continue to be available to us in sufficient numbers and upon economic terms acceptable to us, it could have a detrimental effect on our business.

OUR CURRENT MARKET SHARE MAY DECREASE AS A RESULT OF LIMITED BARRIERS TO ENTRY BY NEW COMPETITORS AND OUR CLIENTS' DISCONTINUATION OF OUTSOURCING THEIR STAFFING NEEDS.

We face significant competition in the markets we serve and there are limited barriers to entry by new competitors. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of staffing services, temporary personnel agencies, and search firms. A number of our competitors possess substantially greater resources than we do. From time to time we have experienced significant pressure from our clients to reduce price levels. The competition among staffing services firms is intense. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fill our clients' needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. Additionally, we face significant competition for candidates in many professional and technical specialties.

WE RELY ON SHORT-TERM CONTRACTS WITH MOST OF OUR CLIENTS.

Because long-term contracts are not a significant part of our business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

DECREASES IN PATIENT OCCUPANCY AT OUR HEALTHCARE CLIENTS' FACILITIES MAY ADVERSELY AFFECT THE PROFITABILITY OF OUR BUSINESS.

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our healthcare clients' facilities. When a hospital's occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of occupancy downturn. This reduction in occupancy could adversely affect the demand for our services and our profitability.

COMPETITION FOR ACQUISITION OPPORTUNITIES MAY RESTRICT OUR FUTURE GROWTH BY LIMITING OUR ABILITY TO MAKE ACQUISITIONS AT REASONABLE VALUATIONS.

Our business strategy includes increasing our market share and presence in the staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive to us. In addition, if we are unable to secure necessary financing to consummate an acquisition, we may be unable to complete desirable acquisitions.

WE MAY FACE DIFFICULTIES INTEGRATING OUR ACQUISITIONS INTO OUR OPERATIONS AND OUR ACQUISITIONS MAY BE UNSUCCESSFUL, INVOLVE SIGNIFICANT CASH EXPENDITURES OR EXPOSE US TO UNFORESEEN LIABILITIES.

We continually evaluate opportunities to acquire staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies.

These acquisitions involve numerous risks, including:

      -     potential loss of key employees or clients of acquired companies;

      - difficulties integrating acquired personnel and distinct cultures into our business;

      -     diversion of management attention from existing operations; and

      - assumption of liabilities and exposure to unforeseen liabilities of acquired companies.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

WE DEPEND ON THE PROPER FUNCTIONING OF OUR INFORMATION SYSTEMS.

We are dependent on the proper functioning of our information systems in operating our business. Our critical information systems used in our daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. They are still vulnerable, however, to hurricanes, other storms, flood, fire, earthquakes, power loss, telecommunications failures, physical or software break-ins and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, and to bill for services efficiently.

OUR SUCCESS DEPENDS UPON RETAINING THE SERVICES OF OUR MANAGEMENT TEAM.

We are highly dependent on our management team. We expect that our continued success will largely depend upon the efforts and abilities of members of our management team. The loss of services of any key executive for any reason could have a material adverse effect upon us. Our success also depends upon our ability to identify, develop, and retain qualified operating employees, particularly management, client servicing, and candidate recruiting employees. We expend significant resources in recruiting and training our employees, and the pool of available applicants for these positions is limited. The loss of some of our operating management and client servicing and candidate recruiting employees could have an adverse effect on our operations, including our ability to establish and maintain client, candidate and professional and technical personnel relationships.

WE FACE SIGNIFICANT EMPLOYMENT LIABILITY RISK BECAUSE WE PLACE PEOPLE IN THE WORKPLACES OF OTHER BUSINESSES.

We employ and place people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, or torts and other claims. We have policies and guidelines in place to reduce our exposure to these risks. However, failure of any employee or personnel to follow these policies and guidelines may result in negative publicity, injunctive relief, and the payment by us of monetary damages or fines, or have other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our direct control. To reduce our exposure, we maintain insurance and fidelity bonds covering general liability, workers' compensation claims, errors and omissions, and employee theft. Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we might not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms.

SIGNIFICANT LEGAL ACTIONS, PARTICULARLY RELATING TO OUR HEALTHCARE STAFFING SERVICES, COULD SUBJECT US TO SUBSTANTIAL UNINSURED LIABILITIES.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

IF WE BECOME SUBJECT TO MATERIAL LIABILITIES UNDER OUR SELF-INSURED PROGRAMS, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

We provide workers compensation coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial uninsured workers compensation or medical coverage liabilities, our financial results may be adversely affected.

CURRENTLY WE ARE UNABLE TO RECRUIT ENOUGH NURSES TO MEET OUR CLIENTS' DEMANDS FOR OUR NURSE STAFFING SERVICES, LIMITING THE POTENTIAL GROWTH OF OUR HEALTHCARE STAFFING BUSINESS.

We rely on our ability to attract, develop, and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. At this time we do not have enough nurses to meet our clients' demands for our nurse staffing services. This shortage of nurses limits our ability to grow our healthcare staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will result in further competition for qualified nursing personnel.

WE MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION OF THE STAFFING BUSINESS.

Our business is subject to regulation and licensing in many states. While we have had no material difficulty complying with regulations in the past, there an be no assurance that we will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. If we fail to comply such failure could materially adversely affect Kforce.

WE MAY BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION OF THE WORKPLACE.

Part of our business entails employing individuals on a temporary basis and placing such individuals in client's workplaces. Increase government regulation of the workplace or of the employer-employee relationship could materially adversely affect us.

FUTURE CHANGES IN REIMBURSEMENT TRENDS COULD HAMPER OUR CLIENTS' ABILITY TO PAY US.

Many of our healthcare clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced government rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients' reimbursement. Limitations on reimbursement could reduce our clients' cash flow, hampering their ability to pay us. This situation could have a significant impact on our cash flow.

OUR STOCK PRICE MAY BE VOLATILE.

Our common stock is traded on The Nasdaq Stock Market under the symbol "KFRC". The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the employment services industry, or other developments affecting us, our clients, or our competitors, some of which may be unrelated to our performance. Those fluctuations and demand for our services may adversely affect the price of our stock.

In addition, the stock market in general, and especially the Nasdaq National Market tier along with market prices for staffing companies, have experienced volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices which they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses.

SIGNIFICANT INCREASES IN PAYROLL-RELATED COSTS COULD ADVERSELY AFFECT OUR BUSINESS.

We are required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers' compensation and insurance, FICA, and Medicare, among others, for our employees and personnel. Significant increases in the effective rates of any payroll-related costs likely would have a material adverse effect upon us. Our costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.

PROVISIONS IN OUR ARTICLES, BYLAWS, AND UNDER FLORIDA LAW MAY HAVE CERTAIN ANTI-TAKEOVER EFFECTS.

Our articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered board of directors and permit the removal of directors only for cause. Additionally, management may issue up to 15,000,000 shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers have employment agreements containing certain provisions that call for substantial payments to be made to such officers upon any change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions may have a depressive effect on the market price of our common stock.

ITEM 2.  PROPERTIES

We lease our corporate headquarters in Tampa, Florida, as well as space for our other locations. The aggregate area of office space under leases for locations is approximately 586,615 square feet. Field office leases generally run from month-to-month to five years. In September 2001, we relocated our corporate offices and local branches into a new headquarters in Tampa, Florida, which we have leased for 15 years. The aggregate annual rent expense in 2001 was approximately $14.4 million. We believe that our facilities will be adequate for our current needs. We own a parcel of vacant land adjacent to the site of our new corporate headquarters for which we have no current plans to develop.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of its business, we are, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination, harassment and other similar claims. We maintain insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that we insure against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. We are not aware of any litigation that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market(SM), formerly under the symbol "ROMC" and now under the symbol "KFRC". The following table sets forth, for the periods indicated, the range of high and low closing sale prices for our common stock, as reported on the Nasdaq National Market.

          CALENDAR YEAR                       HIGH            LOW
                                              ----            ---
2000:
First Quarter.....................           $18.250         $8.875
Second quarter....................           $13.250         $4.438
Third Quarter.....................           $ 7.563         $3.500
Fourth Quarter....................           $ 5.063         $2.063

2001:
First Quarter.....................           $ 5.313         $2.281
Second Quarter....................           $ 7.250         $3.930
Third Quarter.....................           $ 7.450         $4.030
Fourth Quarter....................           $ 6.400         $3.150

2002:
First Quarter (through March  26)            $ 6.400         $4.050

On March 26, 2002, the last reported sale for our common stock was at $5.25. On March 27, 2002 there were 195 holders of record.

KFORCE/ERS AGREEMENT AND PLAN OF MERGER

On December 3, 2001, Kforce issued an aggregate of 1,242,718 shares of its common stock (the "Merger Shares"), pursuant to an Agreement and Plan of Merger (the "Merger Agreement") between Kforce and Emergency Response Staffing Inc. ("ERS") and certain shareholders of ERS. Pursuant to the Merger Agreement, ERS merged with and into a wholly owned subsidiary of Kforce. The Merger Shares were issued in consideration for all of the issued and outstanding shares of ERS which at the time of the merger were valued at approximately $6.4 million in the aggregate. The Merger Shares were issued to eight accredited investors. The Merger Shares were issued in reliance on the exemptions provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act") and
Section 4(2) of the 1933 Act. Furthermore, pursuant to the Merger Agreement, Kforce may be required to issue additional shares of common stock to the shareholders of ERS if the average price of Kforce's common stock during the 30 day period immediately preceding the one year anniversary of the Merger Agreement is below $4.15 per share and, alternatively, the Principal Shareholders may be required to return a portion of the Merger Shares to Kforce if the average price of Kforce's Common Stock during the 30 day period immediately preceding the one year anniversary of the Merger Agreement is above $6.15 per share.

Since our initial public offering, we have not paid any cash dividends on our common stock. We are currently prohibited from making such dividend distributions under the terms of our Credit Facility.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

                                                            YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------
                                         2001           2000           1999           1998           1997
                                      ---------      ---------      ---------      ---------      ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net service revenues .......        $ 646,023      $ 794,997      $ 746,632      $ 680,086      $ 479,743
  Direct costs of services ...          393,623        433,441        424,001        388,505        254,132
                                      ---------      ---------      ---------      ---------      ---------
  Gross profit ...............          252,400        361,556        322,631        291,581        225,611
  Selling, general and
    administrative expenses ..          244,792        341,812        346,452        224,790        184,876
  Depreciation and
    amortization .............           17,325         18,440         14,514          9,507          5,794
  Merger, restructuring, and
    integration expense ......               --             --             --         26,122             --
  Other (income) expense, net             4,460            113           (942)        (4,985)        (2,675)
                                      ---------      ---------      ---------      ---------      ---------
  (Loss) income before income
    taxes ....................          (14,177)         1,191        (37,393)        36,147         37,616
  (Provision) benefit for
    income taxes .............            2,089         (1,474)        13,877        (20,708)       (15,545)
                                      ---------      ---------      ---------      ---------      ---------
  Net (loss) income ..........        $ (12,088)     $    (283)     $ (23,516)     $  15,439      $  22,071
                                      =========      =========      =========      =========      =========
  Net (loss) income per
    share-basic ..............        $   (0.38)     $    (.01)     $    (.53)     $     .34      $     .55
                                      =========      =========      =========      =========      =========
  Weighted average shares
    outstanding-basic ........           31,711         42,886         44,781         45,410         40,471

  Net (loss) income  per
    share-diluted ............        $   (0.38)     $    (.01)     $    (.53)     $     .33      $     .52
                                      =========      =========      =========      =========      =========
  Weighted average shares
    outstanding-diluted ......           31,711         42,886         44,781         47,318         42,264

                                                                   DECEMBER 31,
                                      ---------------------------------------------------------------------
                                         2001           2000           1999           1998           1997
                                      ---------      ---------      ---------      ---------      ---------
BALANCE SHEET DATA:
  Working capital ............        $  43,083      $  70,885      $  86,310      $ 135,348      $ 149,459
  Total assets ...............        $ 222,772      $ 278,018      $ 296,187      $ 333,812      $ 283,098
  Total long-term debt .......        $  28,185      $  45,000      $      --      $     461      $   1,260
  Stockholders' equity .......        $ 138,809      $ 155,037      $ 218,205      $ 255,022      $ 232,704

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with Kforce's Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

OVERVIEW

We are a provider of professional and technical specialty staffing services in 45 markets in the United States. We provide our customers staffing services in the following specialties: Information Technology, Finance and Accounting, and Health and Life Sciences. We believe our broad range of highly specialized services provides clients with integrated solutions to their staffing needs, allowing us to develop long-term, consultative relationships. This range of services includes search services and flexible staffing services. We believe our functional focus and range of service offerings generate increased placement opportunities and enhance our ability to identify, attract, retain, develop and motivate consultants and sales associates. We serve Fortune 1000 clients as well as small to mid-size local and regional companies with our top ten clients representing approximately 9% of our revenue for 2001.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

REVENUE RECOGNITION

Net service revenues consist of search fees and flexible billings, net of credits, discounts and fallouts. Flexible Billings are recognized based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized when earned upon the successful completion of the placement assignment. Kforce's policy is to replace individuals who fail to continue employment (fallouts) for the period of time specified in the agreements for search placements, generally thirty to ninety days. We have attempted to estimate credits, discounts and fallouts based on our analysis of current data and historical experience.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND FALLOUTS

We have attempted to reserve for expected credit losses and fallouts (placed search employee candidates who do not remain in their placed position for a stated, contractual period) based on our past experience with similar accounts receivable and believe our reserves to be adequate. It is possible, however, that the accuracy of our estimation process could be materially impacted as the composition of this pool of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible. We cannot, however, guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

INCOME TAXES

The Company's losses have resulted in net operating loss carryforwards for which the Company has recorded a deferred tax asset. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have not recorded a valuation allowance against our deferred tax asset because we believe it is more likely than not that we will be able to utilize our net operating loss carryforwards to offset future taxes.

ACCRUED COMMISSIONS

The Company pays commissions to its associates for successful placement of personnel. Commissions vary based on the expected annual production achieved by placement specialists and on the actual cash collections from the customer. We have estimated accrued commissions based on our analysis of actual data and historical experience of cash collections.

IMPAIRMENT

In accordance with accounting principles generally accepted in the United States of America, the Company periodically reviews the carrying value of goodwill and other long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. When it has been determined that an impairment has occurred, significant judgment is required to determine the amount of the impairment by evaluating expected future cash flows or the anticipated recoverability of costs incurred. During 2001, Kforce identified impairment losses of approximately $1.2 million relating to the write off of capitalized software due to a change in the extent to which a portion of the software is being used.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

                                                                         YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                     2001           2000        1999
                                                                     ----           ----        ----
Revenue by Segment:
   Information Technology .............................              50.7%          58.6%       62.6%
   Finance & Accounting ...............................              28.2           28.5        27.5
   Health & Life Sciences .............................              21.1           12.9         9.9
                                                                    -----          -----       -----
Net service revenues ..................................             100.0          100.0       100.0

Revenue by Time:
   Flexible billings ..................................              86.3%          77.5%       80.6%
   Search fees ........................................              13.7           22.5        19.4
                                                                    -----          -----       -----
Net service revenues ..................................             100.0          100.0       100.0

Gross profit ..........................................              39.1           45.5        43.2
Selling, general, and administrative expenses .........              37.9           43.0        46.4
(Loss) income before income taxes .....................              (2.2)           0.1        (5.0)
Net loss ..............................................              (1.9)%          0.0%       (3.1)%

NET SERVICE REVENUES. Net service revenues were $646.0 million, $795.0 million and $746.6 million for the years ended December 31, 2001, 2000, and 1999, respectively, decreasing by 18.7% during 2001 and increasing by 6.5% during 2000. The reasons for these changes are set forth below.

FLEXIBLE BILLINGS. Flexible billings decreased 9.5% to $557.5 million in 2001 and increased 2.4% to $616.0 million in 2000 compared to $601.5 million for the same period in 1999. Total hours billed decreased from 2000 to 2001 by 5.8% and from 1999 to 2000 by 1.8%. The average bill rate decreased by 4.5% from 2000 to 2001 offsetting the 2% increase from 1999 to 2000. Health and Life Sciences flexible billings grew at an annual rate exceeding 30% in both 2000 and 2001. This increase in 2001 is offset by a decrease in flexible billings in the Finance and Accounting segment and Information Technology segment, which includes the closure of our solutions business in the first quarter of 2001. These results are primarily attributable to the generally prevailing unfavorable economic conditions. Flexible billings in 2000 for both the Finance and Accounting and Information Technology segments were relatively consistent with 1999 billings.

SEARCH FEES. Search fees decreased 50.5% in 2001 to $88.5 million from $178.9 million in 2000, which was a 23.3% increase from $145.1 million for the same period in 1999. Search placements decreased 49.0% in 2001 as compared to an 11.1% increase in 2000. Average fees decreased 2.3% in 2001 as compared to a 10.6% increase in 2000. The decrease from 2000 to 2001 was attributable to a 39.7% decrease in Finance and Accounting search fees versus a 24.0% increase from 1999 to 2000 and a 63.8% decrease in Information Technology search fees versus a 17.6% increase from 1999 to 2000. These results are primarily attributable to the generally prevailing unfavorable economic conditions.

GROSS PROFIT. Gross profit on Flexible Billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from Search Fees are equal to revenues, as there are no direct costs associated with such revenues. Gross profit decreased 30.2% to $252.4 million in 2001 and increased 12.1% to $361.6 million in 2000 as compared to $322.6 million in 1999. Gross profit as a percentage of net service revenues decreased to 39.1% in 2001 compared to 45.5% in 2000 and 43.2% for 1999. The decrease in gross profit percentage in 2001 as compared to 2000, was primarily the result of a shift in business mix away from search fees in 2001 as compared with 2000. In addition to the shift away from search fees as a percent of revenue, bill rates, particularly in the Information Technology segment, have declined at a faster rate than pay rates thus negatively impacting gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $244.8 million, $341.8 million, and $346.5 million in 2001, 2000 and 1999, respectively, decreasing by 28.4% during 2001 and 1.4% during 2000. Selling, general and administrative expenses as a percentage of net service revenues decreased to 37.9% in 2001 and 43.0% in 2000 compared to 46.4% for the same period in 1999. The decrease in selling, general and administrative expense as compared to prior year is primarily due to a decrease in commissions and other compensation relating to the decrease in revenue, the benefits obtained from initiatives taken by management to re-engineer and streamline back-office operations and reductions in other selling, general and administrative expenses to better align expenses with revenue.

In particular, impacting selling, general and administrative expense in the fourth quarter of 2001, were expenses incurred to realign the field organization for greater customer focus as well as align operating costs and balance sheet accounts with the Company's declining revenue base. These costs included i) $2.3 million for severance costs associated with the planned reduction in field associates and management as well as corporate and administrative personnel, ii) $1.3 million for impairment losses on capitalized software, iii) $2.1 million of costs for consolidation of offices and iv) a $4.6 million loss on the sale of our training business.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $17.3 million, $18.4 million and $14.5 million in 2001, 2000 and 1999, respectively, representing a 6.0% decrease and 26.9% increase during 2001 and 2000, respectively. Depreciation and amortization expense as a percentage of net service revenue increased to 2.7% in 2001, 2.3% for 2000 and 1.9% for 1999. The increase in expense in 2001 and 2000 as compared to 1999 was primarily due to increased amortization of computer software utilized to increase back office efficiency.

OTHER INCOME (EXPENSE). Other income (expense) was $(4.5) million in 2001, $(0.1) million in 2000 and $0.9 million in 1999. The increase in 2001 versus 2000 and 1999 was primarily the result of an increase in interest expense from borrowings under our credit facility used for the repurchase of $55.0 million in stock in December 2000 in a modified Dutch Auction tender offer, as well as an increase in the loss on disposal of certain assets in the fourth quarter related to the alignment of operating costs and balance sheet accounts to the declining revenue base.

(LOSS) INCOME BEFORE INCOME TAXES. The (loss) income before income taxes of $(14.2) million in 2001, $1.2 million in 2000 and $(37.4) million in 1999, is primarily the result of changes in net service revenues and gross margin and reduced selling, general, and administrative expenses discussed above.

(BENEFIT) PROVISION FOR INCOME TAXES. The income tax benefit for 2001 was $(2.1) million, compared to a provision of $1.5 million for 2000 and a benefit of $(13.9) million for 1999. The effective tax benefit rate was 14.7% in 2001, compared to an effective tax rate of 123.8% in 2000 and an effective tax benefit rate of 37.1% in 1999. The income tax benefit in 2001 and 1999 is due to the net loss in operating activities for those years. The effective tax rate in 2000 was high primarily due to non-deductibility of amortization of goodwill and 50% of meals and entertainment expenses.

NET LOSS. The net loss was $12.1 million in 2001, $0.3 million for 2000 and $23.5 million for 1999. The losses were the result of those items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include approximately $255,000 in cash and cash equivalents and approximately $42.8 million in additional net working capital. In addition, we have approximately $28.2 million outstanding under the $90 million Amended and Restated Credit Facility with Bank of America ("the Credit Facility"). This Credit Facility, which was entered into on November 3, 2000, has an initial term of three years. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of our "Eligible Receivables" as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. As of December 31, 2001, one-month LIBOR was 1.88%. Pricing is changed quarterly based on the previous four quarters' performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. Our borrowings as of March 27, 2002 and December 31, 2001 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants. However, we currently would not be in compliance with such financial covenants if such covenants were applicable and at certain times we have borrowed amounts that put us within approximately $1.0 million of triggering these covenants. If we were subject to such financial covenants, we fail to comply with such covenants, and a default is declared under the Credit Facility, such default could result, among other things, in the acceleration of amounts borrowed under the Credit Facility. The Credit Facility also contains certain limitations on investments and acquisitions, and repurchases of our stock.

The Credit Facility contains a provision that limits the dollar amount of common stock that Kforce may repurchase subsequent to November 3, 2000 to $72 million. As of March 27, 2002 and December 31, 2001, $2.5 million was available under this authorization.

The Credit Facility also contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year. On January 23, 2002, this provision was amended effective November 30, 2001 to increase the allowable amount of capital expenditures from $6 million to $10 million. Total capital expenditures in 2001 were $6.4 million.

In April 2001, we entered into two fixed interest rate swap contracts in relation to a portion of the Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001 we obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of our outstanding debt under the Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, we recorded the fair value of the interest rate swap contracts, approximately $373,000 net of income taxes, in other liabilities and accumulated other comprehensive loss as of December 31, 2001.

We continuously evaluate our financing needs to ensure that our debt arrangements are structured most effectively. If we were to elect to restructure our debt arrangements, at December 31, 2001 it could result in the recognition of $1.2 million of unamortized origination fees under our current Credit Facility as well as cash outlays for origination fees on any new arrangement.

During the year ended December 31, 2001, cash flow provided by operations was approximately $40.9 million, resulting primarily from non-cash adjustments for depreciation and amortization and the loss on sale of certain assets and our training business, and a decrease in accounts receivable as a result of the reduction in revenues. These items are partially offset by an increase in income tax receivables as a result of the current year loss and a decrease in accounts payable and accrued payroll costs. The decrease in accounts payable and accrued payroll costs reflect the decreased revenues in 2001 versus 2000.

During 2001, cash flow used in investing activities was approximately $9.8 million, resulting from approximately $6.4 million in capital expenditures, and cash outlays of approximately $3.5 million related to the Scientific Staffing acquisition in our Health and Life Sciences business segment.

For the year 2001, cash flow used in financing activities was approximately $32.7 million, resulting primarily from the use of $14.6 million for the repurchase of 2.95 million shares of outstanding stock through open market purchases, repayments on the Credit Facility of approximately $16.8 million and repayment of debt of $1.5 million relating to the ERS acquisition. No additional shares of common stock have been repurchased subsequent to December 31, 2001.

On March 11, 1999, we announced that the Board of Directors had authorized the repurchase of up to $50 million of our common stock on the open market, from time to time, depending on market conditions. On October 24, 2000, the Board of Directors authorized an increase to up to $100 million for stock repurchases. On October 19, 2001 the Board of Directors authorized the repurchase of an additional $15 million of our common stock. As of December 31, 2001, we had repurchased approximately 17.4 million shares under this plan. Approximately $17.7 million was available under current board authorization and $2.5 million was available under the current Credit Facility limitations as of December 31, 2001. Additional stock repurchases may have a material impact on the cash flow requirements for the next twelve months.

We are currently considering the filing of a registration statement that would allow the issuance of common stock and other equity and financial instruments for the financing of various corporate activities to potentially include funding for acquisitions and other business expansion opportunities as well as compensation arrangements.

We believe that cash flow from operations and borrowings under our credit facility will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, further deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance (i) that we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) that we will be able to meet the financial covenants contained in the Credit Facility. If we currently had borrowed sufficient funds to trigger the financial covenants in the Credit Facility, we would not be in compliance with such covenants. Our expectation that existing resources will fund working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

NOTE PAYABLE GUARANTEE

In June 2001, we purchased from a bank a note receivable from a former officer that it had previously guaranteed. We are currently pursuing collection of this receivable. At December 31, 2001, the balance, including accrued interest receivable, was approximately $2.0 million and is reflected in prepaid expenses and other current assets net of a reserve of $2.0 million.

RESTRICTED STOCK ISSUANCES

In 2001, we granted approximately 194,000 shares of non-vested restricted stock to certain members of senior management, not including the Chief Executive Officer, in lieu of a cash bonus. These shares vest in February 2003.

Subsequent to December 31, 2001, we announced that executive management, inside directors and certain other employees are voluntarily reducing their salary and cash bonus potential in 2002 in exchange for restricted stock. Approximately 224,000 shares were issued under this program. The shares vest over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met.

ACQUISITIONS AND DIVESTITURES

In December 2001, we purchased two companies, Emergency Response Staffing Inc. ("ERS") and Scientific Staffing Inc. ("SSI"), whose results subsequent to the acquisitions are incorporated within the Health and Life Sciences business segment. ERS provides nurses on a permanent and temporary basis to its customers in the United States. SSI provides scientific personnel on a permanent and temporary basis to its customers in the United States. Both acquisitions expand our presence in the fast growing areas of the Health and Life Sciences business segment.

As consideration for the purchase of SSI, we sold certain assets of our legal staffing business, which was part of the Health and Life Sciences business segment. A gain of $537,000 was recorded on the sale of the legal staffing operations.

In the first quarter of 2001, we closed the unprofitable solutions business, kforce Consulting. This business contributed revenues of $3.1 million to the Information Technology segment in 2001 versus $17.6 million in 2000.

In December 2001, we sold our training business to a member of its management. This individual is no longer employed by us. The training business had revenues of $2.5 million and $5.0 million in 2001 and 2000, respectively. Operating losses for this business were $1.8 million and $0.3 million in 2001 and 2000, respectively. As a result of the sale of this business, we recorded a loss of $4.6 million, which included a net write-off of $2.7 million of goodwill as well as a write-off of other assets specifically related to this business not included in the sale.

INCOME TAX AUDITS

We are currently undergoing a U.S. Internal Revenue Service audit for its tax years ending December 31, 1999 and 1998. As of the issuance of this report, no final determinations have been made relating to any issues raised during the examination.

We are also periodically subject to state and other local income tax audits for various tax years. Ongoing audits for which no final determinations have been made include those for the states of New York, Minnesota, Connecticut and Massachusetts.

RISK FACTORS

In addition to those items described in this section we are also exposed to additional issues as discussed in the Risk Factors section of Item 1. Business. These items could have a material adverse effect on our operating results, borrowing capacity and cash position.

NEW ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that were completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when the assets were initially recognized. Beginning January 1, 2002, management anticipates that we will no longer amortize goodwill. At December 31, 2001, goodwill, net of accumulated amortization, was approximately $95.8 million. Goodwill amortization expense was $4.2 million during the year ended December 31, 2001. We are currently assessing the impact that SFAS 141 and SFAS 142 will have on the financial position and results of operations. Though no final determinations have been reached, the potential impairment of existing goodwill could range from a nominal amount to an amount exceeding the majority of existing goodwill.

In August 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact that SFAS 143 will have on the financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS 121. The accounting model for long lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the effects of Disposal of a Segment of a Business", for the disposal of segments of business. SFAS 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with the operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions in SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. We have not yet determined the impact that SFAS 144 will have on the financial statements.

     We are reviewing the amounts and classification of reimbursements received from customers for out-of-pocket expenses incurred as the result of the issuance of a proposed abstract from the Emerging Issues Task Force, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. These reimbursements are currently classified in Direct costs of services in the Consolidated Statements of Operations and Comprehensive Income
(Loss). We have not yet determined the impact on any reclassification of these reimbursements will have on the financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. The effect of a 1% change in interest rates would currently have an annual interest expense impact of $62,000. We do not engage in trading market risk sensitive instruments for speculative purposes. We are managing our exposure to changes in interest rates from the Credit Facility by entering into interest rate swap agreements which allow us to convert $22 million of debt from variable to fixed interest rates. We believe that effects of changes in interest rates are limited and would not have a material impact on operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the reports of Deloitte & Touche LLP and PricewaterhouseCoopers LLP, our independent auditors, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 3, 2000, we replaced Pricewaterhouse Coopers LLP ("PWC") with Deloitte & Touche LLP ("D&T") as our independent auditors. The change was the result of a formal proposal process conducted by the Company's Audit Committee and management with several accounting firms. The change was approved by both the Audit Committee and the Board of Directors.

The report of PWC on our consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1999, did not contain an adverse opinion or disclaimers of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements between Kforce and PWC as to any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused it to make a reference to the subsequent matter of the disagreement in connection with its reports on the financial statements for such periods within the meaning of Item 304 (a)(1)(iv) of Regulation S-K.

For the 1999 fiscal year or any subsequent interim periods in 2000 prior to the engagement of D&T, neither Kforce nor anyone on our behalf consulted with D&T concerning: (i) the application of accounting principles to any transaction or the type of audit opinion that might be rendered on the financial statements; or
(ii) any matter that was either the subject of a disagreement or an event required to be reported pursuant to Item 304(a)(1)(iv) of Regulation S-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this Report:

            1. FINANCIAL STATEMENTS. The consolidated financial statements, and related notes thereto, of Kforce with the independent auditors' reports thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 22 of this report.

            2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 22 of this report. The independent auditors' reports as presented on pages 23, 24 and 48 of this report apply to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of Kforce.

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

      (d)   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Item 14(a) above.

                          KFORCE INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                            Page
                                                                            ----
Independent Auditors' Reports.............................................   23

Consolidated Financial Statements:
  Consolidated Balance Sheets - December 31, 2001 and 2000................   25
  Consolidated Statements of Operations and Comprehensive Income (Loss)-
    Years ended December 31, 2001, 2000 and 1999..........................   26
  Consolidated Statements of Cash Flows - Years ended
    December 31, 2001, 2000 and 1999......................................   27
  Consolidated Statements of Stockholders' Equity - Years ended
    December 31, 2001, 2000 and 1999......................................   29
  Notes to Consolidated Financial Statements..............................   31

Consolidated Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts.........................   49

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Kforce Inc.:

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (the "Company"), formerly known as kforce.com, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. Our audits also included the accompanying consolidated financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As disclosed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivatives.


Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
January 23, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Romac International, Inc.


In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Romac International, Inc. and its subsidiaries ("the Company") at December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida
February 8, 2000

                          KFORCE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                       2001           2000
                                                                    ---------      ---------
                           ASSETS
Current Assets:
  Cash and cash equivalents ................................        $     255      $   1,865
  Trade receivables, net of allowance for doubtful accounts
     of $5,470 and $6,649, respectively ....................           71,133        125,931
  Income tax refund receivables ............................            5,233             --
  Deferred tax asset .......................................            4,037          4,872
  Prepaid expenses and other current assets ................            4,956          3,682
                                                                    ---------      ---------
          Total current assets .............................           85,614        136,350
Receivables from officers and related parties, net of
     allowance of $300 in 2001 .............................              726          1,058
Fixed assets, net ..........................................           15,367         23,115
Deferred tax asset, non-current ............................            1,847          1,250
Other assets, net ..........................................           23,414         23,481
Goodwill net of accumulated amortization of $16,955 and
     $13,135, respectively .................................           95,804         92,764
                                                                    ---------      ---------
          Total assets .....................................        $ 222,772      $ 278,018
                                                                    =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and other accrued liabilities ...........        $  14,231      $  17,464
  Accrued payroll costs ....................................           21,326         37,778
  Bank overdrafts ..........................................            6,974          8,083
  Income taxes payable .....................................               --          2,140
                                                                    ---------      ---------
          Total current liabilities ........................           42,531         65,465
Long term debt .............................................           28,185         45,000
Other long-term liabilities ................................           13,247         12,516
                                                                    ---------      ---------
          Total liabilities ................................           83,963        122,981
                                                                    ---------      ---------
Commitments and contingencies (Note 13)
Stockholders' Equity:
  Preferred stock, $0.01 par; 15,000 shares authorized, none
     issued and outstanding ................................               --             --
  Common stock, $0.01 par; 250,000 shares authorized, 48,264
     and 46,959 issued, respectively .......................              483            470
  Additional paid-in capital ...............................          195,177        191,007
  Accumulated other comprehensive loss .....................             (596)          (267)
  Retained earnings ........................................           34,275         46,363
  Less reacquired shares at cost; 16,524 and 14,802 shares,
     respectively ..........................................          (90,530)       (82,536)
                                                                    ---------      ---------
          Total stockholders' equity .......................          138,809        155,037
                                                                    ---------      ---------
          Total liabilities and stockholders' equity .......        $ 222,772      $ 278,018
                                                                    =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                          KFORCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     2001             2000            1999
                                                                  ---------        ---------       ---------
Net service revenues .................................            $ 646,023        $ 794,997       $ 746,632
Direct costs of services .............................              393,623          433,441         424,001
                                                                  ---------        ---------       ---------
Gross profit .........................................              252,400          361,556         322,631
Selling, general and administrative expenses .........              244,792          341,812         346,452
Depreciation and amortization ........................               17,325           18,440          14,514
                                                                  ---------        ---------       ---------
(Loss) income from operations ........................               (9,717)           1,304         (38,335)
Other expense (income):
  Dividend and interest income .......................                 (296)            (288)         (1,639)
  Interest expense ...................................                3,577              734             423
  Other expense (income), net ........................                1,179             (333)            274
                                                                  ---------        ---------       ---------
(Loss) income before income taxes ....................              (14,177)           1,191         (37,393)
(Provision) benefit for income taxes .................                2,089           (1,474)         13,877
                                                                  ---------        ---------       ---------
Net loss .............................................              (12,088)            (283)        (23,516)

Other comprehensive income (loss):
  Foreign currency translation .......................                   44              (97)           (191)
  Cash flow hedges, net of taxes of $248 .............                 (373)              --              --
                                                                  ---------        ---------       ---------
Comprehensive loss ...................................            $ (12,417)       $    (380)      $ (23,707)
                                                                  =========        =========       =========
Net loss per share:
     Basic and Diluted ...............................            $   (0.38)       $    (.01)      $    (.53)
                                                                  =========        =========       =========
Weighted average shares:
     Basic and Diluted ...............................               31,711           42,886          44,781
                                                                  =========        =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                          KFORCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------------
                                                                                       2001           2000         1999
                                                                                     --------       --------     --------
Cash flows from operating activities:
  Net loss ................................................................          $(12,088)      $   (283)    $(23,516)
  Adjustments to reconcile net loss to
     cash provided by (used in) operating activities:
     Depreciation and amortization ........................................            17,325         18,440       14,514
     Provision for fallouts and bad debts on accounts
       and notes receivable ...............................................            10,059          7,106        9,768
     Deferred income tax benefit (provision) ..............................               488           (865)         347
     Restricted stock grant charges .......................................               823             --           --
     Loss on asset sales/disposals ........................................             1,442            830          419
     Loss on asset impairment .............................................             1,273             --           --
     Loss on sale of training business ....................................             4,608             --           --
     Gain on sale of legal staffing business ..............................              (537)            --           --
     Increase (decrease) in cash surrender value of
       life insurance policies ............................................             1,057         (3,213)        (391)
  (Increase) decrease in operating assets:
     Trade and notes receivables, net .....................................            46,388        (20,491)      (8,169)
     Prepaid expenses and other current assets ............................            (2,017)           (13)         (43)
     Income tax receivable ................................................            (5,233)            --           --
     Other assets, net ....................................................            (1,702)        (5,088)      (7,281)
  Increase (decrease) in operating liabilities:
     Accounts payable and other accrued liabilities .......................            (4,356)        (6,716)      14,920
     Accrued payroll costs ................................................           (14,100)         8,016       (9,148)
     Bank overdrafts ......................................................            (1,109)         2,260        5,824
     Accrued merger, restructuring, and
       integration expense ................................................                --             --       (4,931)
     Income tax refund or payable .........................................            (2,136)        26,174      (26,129)
     Other long-term liabilities ..........................................               714         (1,059)       6,703
                                                                                     --------       --------     --------
          Cash provided by (used in) operating
            Activities ....................................................            40,899         25,098      (27,113)
                                                                                     --------       --------     --------
Cash flows from investing activities:
     Capital expenditures, net ............................................            (6,372)        (6,408)     (16,603)
     Acquisitions, net of cash acquired and
       including payment on earnout provisions ............................                --         (1,221)      (6,039)
     Scientific Staffing acquisition ......................................            (3,524)            --           --
     Payments on notes receivable from related parties ....................                54             --        1,143
     Proceeds from the sale of short-term investments .....................                --             --       12,000
                                                                                     --------       --------     --------
          Cash used in investing activities ...............................            (9,842)        (7,629)      (9,499)
                                                                                     --------       --------     --------

                          KFORCE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS) CONTINUED

Cash flows from financing activities:
     Proceeds from bank line of credit ....................................                --         55,000           --
     Repayments on bank line of credit ....................................           (16,815)       (10,000)          --
     Repayment of notes acquired in acquisition, net of
       cash acquired ......................................................            (1,517)            --           --
     Payments on capital lease obligations ................................                --           (481)        (723)
     Payments on notes payable to related parties .........................                --         (2,000)     (10,144)
     Proceeds from exercise of stock options ..............................               206          2,513        1,843
     Repurchases of common stock ..........................................           (14,585)       (12,699)     (15,075)
     Repurchase of common stock in tender offer ...........................                --        (55,759)          --
                                                                                     --------       --------     --------
          Cash used in financing activities ...............................           (32,711)       (23,426)     (24,099)
                                                                                     --------       --------     --------
Decrease in cash and cash equivalents .....................................            (1,654)        (5,957)     (60,711)
Currency translation adjustment ...........................................                44            (97)        (191)

Cash and cash equivalents at beginning of year ............................             1,865          7,919       68,821
                                                                                     --------       --------     --------
Cash and cash equivalents at end of year ..................................          $    255       $  1,865     $  7,919
                                                                                     ========       ========     ========
Supplemental Cash Flow Information
  Cash paid (received) during the period for:
     Income taxes .........................................................          $  5,488       $(23,083)    $ 12,027
     Interest .............................................................             3,406            508          423

Supplemental Non-Cash Transaction Information:
     401(k) matching contribution .........................................               847            885           --
     Deferred compensation plan contribution ..............................               789             --           --
     Employee stock purchase plan contribution ............................             1,805          1,277           --
     Cash flow hedges, net of taxes .......................................              (373)            --           --
     Acquisition of Emergency Response Staffing............................             6,300             --           --
     Restricted stock issued in lieu of cash bonuses ......................               823             --           --
     Sale of training business in exchange for note
       receivable .........................................................               300             --           --

The accompanying notes are an integral part of these consolidated financial statements.

                          KFORCE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (IN THOUSANDS)

                                                                                                 ACCUMULATED
                                                                                ADDITIONAL          OTHER
                                                                                 PAID-IN        COMPREHENSIVE
                                                      COMMON STOCK               CAPITAL         INCOME(LOSS)

                                                  Shares         Amounts
STOCKHOLDERS' EQUITY:

Balance at December 31, 1998 ............          46,408       $     464       $ 185,300         $      21

Exercise of stock options ...............             279               3           1,840                --
Tax benefit of employee stock options ...              --              --             122                --
Foreign currency translation adjustment .              --              --              --              (191)
Net loss ................................              --              --              --                --
Repurchase of common stock ..............              --              --              --                --
                                                ---------       ---------       ---------         ---------
Balance at December 31, 1999 ............          46,687             467         187,262              (170)

Exercise of stock options ...............             272               3           2,510                --
Tax benefit of employee stock options ...              --              --             995                --
401(k) matching contribution ............              --              --             406                --
Employee stock purchase plan contribution              --              --            (166)               --
Foreign currency translation adjustment .              --              --              --               (97)
Net loss ................................              --              --              --                --
Repurchase of common stock ..............              --              --              --                --
                                                ---------       ---------       ---------         ---------
Balance at December 31, 2000 ............          46,959             470         191,007              (267)

Exercise of stock options ...............              63               1             205                --
Tax benefit of employee stock options ...              --              --               4                --
401(k) matching contribution ............              --              --            (502)               --
Deferred Compensation matching ..........              --              --            (572)               --
Employee stock purchase plan contribution              --              --          (2,076)               --
Stock issued for business acquired ......           1,242              12           6,288                --
Foreign currency translation adjustment .              --              --              --                44
Cash flow hedges, net of taxes of $248 ..              --              --              --              (373)
Restricted stock issuance ...............              --              --             823                --
Net loss ................................              --              --              --                --
Repurchase of common stock ..............              --              --              --                --
                                                ---------       ---------       ---------         ---------
Balance at December 31, 2001 ............          48,264       $     483       $ 195,177         $    (596)
                                                =========       =========       =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                          KFORCE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                            (IN THOUSANDS) CONTINUED

                                               RETAINED
                                               EARNINGS          REACQUIRED STOCK            TOTAL

                                                               Shares         Amounts
STOCKHOLDERS' EQUITY:

Balance at December 31, 1998 ............     $  70,162            677      $    (925)     $ 255,022

Exercise of stock options ...............            --             --             --          1,843
Tax benefit of employee stock options ...            --             --             --            122
Foreign currency translation adjustment .            --             --             --           (191)
Net loss ................................       (23,516)            --             --        (23,516)
Repurchase of common stock ..............            --          1,936        (15,075)       (15,075)
                                              ---------      ---------      ---------      ---------
Balance at December 31, 1999 ............        46,646          2,613        (16,000)       218,205

Exercise of stock options ...............            --             --             --          2,513
Tax benefit of employee stock options ...            --             --             --            995
401(k) matching contribution ............            --            (72)           479            885
Employee stock purchase plan contribution            --           (217)         1,443          1,277
Foreign currency translation adjustment .            --             --             --            (97)
Net loss ................................          (283)            --             --           (283)
Repurchase of common stock ..............            --         12,478        (68,458)       (68,458)
                                              ---------      ---------      ---------      ---------
Balance at December 31, 2000 ............        46,363         14,802        (82,536)       155,037

Exercise of stock options ...............            --             --             --            206
Tax benefit of employee stock options ...            --             --             --              4
401(k) matching contribution ............            --           (242)         1,349            847
Deferred Compensation matching ..........            --           (286)         1,361            789
Employee stock purchase plan contribution            --           (699)         3,881          1,805
Stock issued for business acquired ......            --             --             --          6,300
Foreign currency translation adjustment .            --             --             --             44
Cash flow hedges ........................            --             --             --           (373)
Restricted stock issuance ...............            --             --             --            823
Net loss ................................       (12,088)            --             --        (12,088)
Repurchase of common stock ..............            --          2,949        (14,585)       (14,585)
                                              ---------      ---------      ---------      ---------
Balance at December 31, 2001 ............     $  34,275         16,524      $ (90,530)     $ 138,809
                                              =========      =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                          KFORCE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Kforce Inc. and subsidiaries (the "Company"), formerly known as kforce.com, Inc., is a provider of professional and technical specialty staffing services in 86 locations in 45 markets in the United States. The Company provides its customers staffing services in the following specialties: Information Technology, Finance and Accounting, and Health and Life Sciences. The Company provides flexible staffing services on both a temporary and contract basis and provides search services on both a contingency and retained basis. The Company serves clients from the Fortune 1000 as well as local and regional, small to mid-size companies.

On June 18, 2001 the Stockholders approved a name change from kforce.com, Inc. to Kforce Inc.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company classifies all highly liquid investments with an initial maturity of three months or less as cash equivalents.

FIXED ASSETS

Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases, which range from three to fifteen years.

INCOME TAXES

The Company accounts for income taxes under the principles of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax bases of other assets and liabilities. The tax benefits of deductions attributable to employees' disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value of financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of the Company's financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair values of cash and cash equivalents, trade receivables, accounts payable, long term debt and receivables from and payables to related parties approximate the carrying values of these financial instruments.

GOODWILL

Goodwill, net of accumulated amortization, totaled $95,804 and $92,764 at December 31, 2001 and 2000, respectively. Goodwill is amortized on a straight-line basis over a fifteen to thirty year period. Goodwill amortization expense was $4,155, $4,231, and $3,857 for the years ended December 31, 2001, 2000, and 1999, respectively. Pursuant to the adoption of SFAS 142 "Goodwill and Other Intangible Assets", beginning January 1, 2002, the amortization of goodwill will no longer be permitted.

IMPAIRMENT OF LONG-LIVED ASSETS

Management periodically reviews the carrying value of goodwill and other long-lived assets to determine if impairment has occurred. Any impairment loss would have been recorded in the period identified. Losses of $1,273 relating to the write off of capitalized software due to a change in the extent to which a portion of the software is being used were recorded in Selling general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2001. The Company compared the value of the those aspects of the capitalized software still in use to its carrying value to determine the recoverable cost and the resulting degree of impairment.

CAPITALIZED SOFTWARE

The Company develops and implements new computer software to enhance the performance of its accounting and operating systems. The Company accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software (typically three years) using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each of these projects have been capitalized and classified as capitalized software.

DEFERRED LOAN COSTS

Costs incurred to secure the Company's Credit Facilities have been capitalized and are being amortized over the terms of the related agreements using the straight-line method, which approximates the interest method.

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

SELF-INSURANCE

The Company offers an employee benefit program for all eligible employees for which the Company is self-insured for a portion of the cost. The Company is liable for claims up to $150 per claim and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

REVENUE RECOGNITION

Net service revenues consist of sales, net of credits, discounts and fallouts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized when earned upon the successful completion of the assignment. The Company's policy is to replace individuals who fail to continue employment (fallouts) for the period of time specified in the agreements for search placements, generally thirty to ninety days. Revenue from Search Fees is shown on the Consolidated Statements of Operations and Comprehensive Income
(Loss) net of a reserve for candidates not fulfilling the contract requirements.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments, which arise primarily from activities of the Company's Canadian operations, and unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Results of operations from the Company's Canadian operations are translated using the weighted average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current or historical rates at the end of the period depending upon the related assets. Resulting foreign currency translation adjustments are recorded in Other Comprehensive Income
(Loss). In June 2001, the Company sold its Canadian operation, consisting of its Toronto office, and continues to collect on receivables not sold in the transaction.

ACCOUNTING FOR DERIVATIVES

SFAS 133 was issued in September 1998. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company's policy is to designate at a derivative's inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. SFAS 133, as amended, was effective for all fiscal quarters of fiscal years beginning after September 15, 2000. The Company adopted SFAS 133, as amended, on January 1, 2001. The Company does not enter into or hold derivatives for trading or speculative purposes.

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001, the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $373 net of income taxes of $248, in other liabilities and accumulated other comprehensive income (loss) as of December 31, 2001.

EARNINGS PER SHARE

Under Financial Accounting Standards No. 128, "Earnings Per Share", basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share includes the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants.

Options that were outstanding, but were anti-dilutive, and therefore were excluded from the computation of diluted shares, totaled 6,375, 5,751, and 5,289, shares of common stock, for 2001, 2000, and 1999, respectively. Outstanding option prices per share range from $0.980 to $28.125 in 2001 and 2000, and $0.980 to $30.063 in 1999. The options, which expire on various dates ranging from January 2005 to December 2011 were still outstanding at December 31, 2001.

As of December 31, 2001, 194 non-vested restricted shares of stock were outstanding but were anti-dilutive because of the net loss position of the Company. These shares vest in February 2003 based upon an employee's continued employment with the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 prohibits the use of pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that were completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when the assets were initially recognized. Beginning January 1, 2002, the amortization of goodwill will no longer be permitted. At
December 31, 2001, goodwill, net of accumulated amortization, was $95,804. Goodwill amortization expense was $4,155 during the year ended December 31, 2001. The Company is currently assessing the impact that SFAS 141 and SFAS 142 will have on its financial position and results of operations. Though no final determinations have been reached, the potential impairment of existing goodwill could range from a nominal amount to an amount exceeding the majority of existing goodwill.

In August 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that SFAS 143 will have on its financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations
- Reporting the effects of Disposal of a Segment of a Business", for the disposal of segments of business. SFAS 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with the operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions in SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company has not yet determined the impact that SFAS 144 will have on its financial statements.

2. FIXED ASSETS

Major classifications of fixed assets and related asset lives are summarized as follows:

                                                               DECEMBER 31,
                                                          ----------------------
                                         USEFUL LIFE        2001           2000
                                         -----------      -------        -------
Land.................................                     $ 1,310        $ 1,310
Furniture and equipment..............     5-7 years        16,066         17,679
Computer equipment...................     3-5 years        17,882         20,834
Airplane.............................       5 years            --          1,889
Leasehold improvements...............    3-15 years         5,507          4,997

                                                          -------        -------
                                                           40,765         46,709
Less accumulated depreciation........                      25,398         23,594
                                                          -------        -------
                                                          $15,367        $23,115
                                                          =======        =======

Depreciation expense during 2001, 2000 and 1999 was $8,768, $10,220 and 8,294, respectively.

The Company airplane was decommissioned in 2001 and portions were sold to outside parties. The remainder was determined valueless and written off as scrap. The net loss on disposal of $812 is recorded in other expense (income).

In 2000, the Company purchased land in Tampa, Florida. The Company subsequently sold the portion of this land on which its new headquarters facility was built to a real estate developer. Beginning September 14, 2001, the Company executed an agreement for the lease of its new headquarters and consolidation of its Tampa operations. Leasehold improvements include approximately $2,135 in improvements related to the headquarters facility. Land consists of $1,310 for the remaining parcel of property not sold to the developer.

3. OTHER ASSETS

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         2001         2000
                                                                       -------      -------
Cash surrender value of life insurance policies .............          $12,591      $13,648
Capitalized software, net of amortization ...................            5,805        7,914
Prepaid rent - Ybor headquarters, net of amortization .......            1,989           --
Intangible assets from acquisitions (Note 4) ................            1,677           --
Deferred loan cost, net of amortization .....................            1,222        1,431
Other .......................................................              130          488
                                                                       -------      -------
                                                                       $23,414      $23,481
                                                                       =======      =======

Cash surrender value of life insurance policies relates to policies maintained by the Company that will be used to fund obligations in the Deferred Compensation Plan (Note 10) with cash surrender values of $12,591 and $13,648 at December 31, 2001 and 2000, respectively.

Accumulated amortization expense on capitalized software was $5,023 and $3,331, as of December 31, 2001 and 2000 respectively. Amortization expense on capitalized software during 2001, 2000 and 1999, was $4,203, $5,834, and $2,362, respectively.

As part of the agreement with the landlord of the new headquarters, the Company was required to prepay lease costs relating to building upgrades above a base amount. This amount is being amortized over the 15 year life of the lease.

Amortization expense of deferred loan costs was $214 and $659 in December 31, 2001 and 2000, respectively. Additional deferred costs of $5 were incurred in 2001.

The Company has included the value of non-compete agreements totaling $125 and $187 at December 31, 2001 and 2000, respectively, in Other. The non-compete agreements are being amortized on a straight-line basis over the lives of the related employment agreements. Amortization expense of non-compete agreements was $63 for the year ended December 31, 2001 and was $83 for each of the years ended December 31, 2000 and 1999. In addition, Other includes $223 of prepaid software license costs for 2000.

4. ACQUISITIONS AND DIVESTITURES

FOR THE YEAR ENDED DECEMBER 31, 2001

EMERGENCY RESPONSE STAFFING INC.

On December 2, 2001, the Company acquired 100% of the outstanding common stock of Emergency Response Staffing Inc. ("ERS"). This transaction was accounted for in accordance with SFAS 141, "Business Combinations", using the purchase method. The results of ERS's operations have been included in the consolidated financial statements since that date. ERS provides nurses on a permanent and temporary basis to its customers in the United States. As a result of this acquisition, the Company expanded its presence on the west coast as a provider of services in the growing area of healthcare-nursing staffing.

As consideration for the purchase of the common stock, the Company issued 1,242 shares of Kforce stock. Of this issuance, $500 in value of shares (97 shares) will be held in escrow to cover any possible future warranty claims. There are certain contingencies related to the number of shares due the sellers based upon the market performance of Kforce stock over the next year. There are also restrictions on the ability of the sellers to liquidate their Kforce shares within the next year.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                               At December 2, 2001
                    Current Assets                   $ 1,500
                    Furniture and Equipment               42
                    Intangible Assets                    656
                    Goodwill                           6,163
                                                     -------
                       Total assets acquired           8,361
                                                     -------
                    Current Liabilities               (1,570)
                    Long-term debt, net of cash
                       Acquired                         (491)
                                                     -------
                       Total liabilities assumed      (2,061)
                                                     -------
                       Net assets acquired           $ 6,300
                                                     =======

The excess purchase price of $6,819 was allocated to acquired intangible assets Of that amount, $527 was assigned to customer lists and contracts that have a weighted average useful life of approximately 4 years. Employee non-compete agreements that have a useful life of 4 years were assigned a value of $129.

The $6,163 of remaining excess purchase price was assigned to goodwill. This goodwill will be allocated to the Health and Life Sciences business segment. This goodwill is not anticipated to be deductible for tax purposes.

SCIENTIFIC STAFFING INC.

On December 2, 2001, the Company acquired certain assets of Scientific Staffing Inc. ("SSI"). This transaction was accounted for in accordance with SFAS 141, "Business Combinations", using the purchase method. The results of SSI's operations have been included in the consolidated financial statements since that date. SSI provides scientific personnel on a permanent and temporary basis to its customers in the United States. As a result of this acquisition, the Company expands its presence as a provider of services in the growing area of scientific staffing.

As consideration for the purchase of these assets, the Company has paid SSI $3,524 in cash as well as certain assets used primarily in connection with its Legal staffing operations. A gain of $537 was recorded on the sale of the Company's Legal staffing operations based upon the estimated fair value of the assets sold.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                               At December 2, 2001
                    Current Assets                   $    46
                    Intangible Assets                  1,021
                    Goodwill                           3,695
                                                     -------
                       Total assets acquired           4,762

                    Current Liabilities                 (701)
                                                     -------
                       Net assets acquired           $ 4,061
                                                     =======

The excess purchase price of $4,716 was allocated to acquired intangible assets. Of that amount, $777 was assigned to customer lists and contracts that have a weighted average useful life of approximately 4 years. Employee non-compete agreements that have a useful life of 4 years were assigned a value of $244.

The $3,695 remaining excess purchase price was assigned to goodwill. This goodwill will be allocated to the Health and Life Sciences business segment.

The following unaudited proforma consolidated financial information for the Company gives effect to the acquisitions of Emergency Response Staffing Inc. and Scientific Staffing Inc. as if they had occurred on January 1, 2000. These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

                                                  2001             2000
                                               ---------         ---------
      Revenues                                 $ 677,056         $ 830,740
      Net Income (loss)                          (11,659)            1,699
      Basic income (loss) per share                (0.35)             0.04
      Basic shares outstanding                    32,953            44,128

TRAINING BUSINESS UNIT

In December 2001, the Company sold its training business unit for $300 to a member of its management. This individual is no longer an employee of the Company. The training business had revenues of $2,493 and $5,017 in 2001 and 2000, respectively. Operating losses for this business were $1,847 and $344 in 2001 and 2000, respectively. As a result of the sale of this business, the Company recorded a loss of $4,608, which included a net write-off of $2,725 of goodwill as well as a write-off of other assets specifically related to this business not included in the sale. The loss is reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

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

5. RELATED PARTIES

RECEIVABLES FROM RELATED PARTIES

Receivables from officers and stockholders include non-interest bearing receivables for premiums paid on split dollar life insurance policies and other notes receivable. Repayment terms on the other notes receivables range from one to two years at rates of 6% to 8%. The balances on the receivables for premium paid were $458 (net of a reserve of $300) and $758 and for the other receivables was $268 and $300 as of December 31, 2001 and 2000, respectively.

SPLIT DOLLAR LIFE INSURANCE

In 1995, the Company entered into split dollar and cross-purchase split dollar life insurance agreements with several officers and their estates whereby the Company pays a portion of the life insurance premiums on behalf of the officers and their estates. The Company has been granted a security interest in the cash value and death benefit of each policy equal to the amount of the cumulative premium payments made by the Company. The intent of these agreements was to, in the event of an officer's death, provide liquidity to pay estate taxes and to provide surviving officers with the ability to purchase shares from a deceased officer's estate, minimizing the possibility of a large block of the Company's common shares being put on the open market to the potential detriment of the Company's market price and to allow the Company to maintain a concentration of voting power among its officers. These insurance policies were substantially restructured in 1999, such that all related party receivables owed to the Company related to these policies could be satisfied by the redemption of cash value in the policies that would accumulate over a period of time.

Based upon current market conditions and the time anticipated to allow the cash value of the policies to appreciate sufficiently to satisfy the receivable balance, the Company plans to review its options for restructuring these policies and has recorded a reserve of $300 in 2001 to satisfy the difference between the cash surrender value of the policies and the receivable balance as of December 31, 2001. This amount is reflected as a reduction in receivables from officers and related parties.

RELATED PARTY TRANSACTIONS

Consulting services totaling $371 and $595 for 2000 and 1999, respectively, were provided to the Company by a company owned by the spouse of the Chief Executive Officer. This contract terminated in 2000. In addition, an aircraft charter company owned 100% by the Chief Executive Officer provided charter services to the Company in the amount of $21, $125 and $125 in 2001, 2000 and 1999, respectively. The Company billed the aircraft charter company $22 and $35 for the use of the Company's airplane in 2000 and 1999, respectively. The Company had operating leases with related parties in 2000 and 1999 for office space the Company previously used as its headquarters. This property was sold to independent investors in 2000. Rent in the amount of $121 and $312 was paid to the related party in 2000 and 1999, respectively.

6. NOTE PAYABLE GUARANTEE

In June 2001, the Company purchased from a bank a note receivable from one of its former officers that it had previously guaranteed. The Company is currently pursuing collection of this receivable. At December 31, 2001, the balance, plus accrued interest, was approximately $1,976 and is reflected in prepaid expenses and other current assets net of a reserve of $1,976.

7. LINE OF CREDIT

                                                                DECEMBER 31,
                                                           ---------------------
                                                             2001          2000
                                                           -------       -------
Bank line of credit ......................                 $28,185       $45,000
                                                           -------       -------
                                                            28,185        45,000

Less current maturities ..................                      --            --
                                                           -------       -------
                                                           $28,185       $45,000
                                                           =======       =======

On May 4, 2000, the Company entered into a $35 million Revolving Line of Credit Agreement (the "Line of Credit"). The Line of Credit provided for a maximum revolving credit facility of $35 million (based on the Company's eligible receivables). Under its terms, prepayments on the Line of Credit were allowed at any time, with any remaining unpaid balance due two years from closing. Borrowings under the Line of Credit are secured by all of the assets of the Company and its subsidiaries. Interest rates on the outstanding balance are to be calculated based on: (i) the London Interbank Offered Rate ("LIBOR") plus
(ii) from 1.75% to 3.00% based on certain financial ratios of the Company. Fees payable by the Company in connection with the Line of Credit also varied with these financial ratios. The terms of the Line of Credit also included certain financial covenants related to quarterly minimum requirements for EBITDA, fixed charge coverage ratio and tangible net worth and maximum requirements for leverage ratio. There were also certain limitations on investments and acquisitions, dividends and repurchases of the Company's stock.

The Company entered into an Amended and Restated Credit Agreement (the "Credit Facility") on November 3, 2000. As of December 31, 2001, there was $28,185 outstanding on the Credit Facility. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of the Company's Eligible Receivables, as defined in the New Credit Facility). Under its terms, prepayments on the Credit Facility are allowed at any time, with any remaining unpaid balance due November 3, 2003. Borrowings under the Credit Facility are secured by all of the assets of the Company and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. As of December 31, 2001, one-month LIBOR was 1.88%. Pricing is changed quarterly based on the previous four quarters' performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to the Company's EBITDA projections. Our borrowings as of December 31, 2001 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants. However, we currently would not be in compliance with such covenants if such covenants were applicable. If we were subject to such covenants, we fail to comply with such covenants, and a default is declared under the Credit Facility, such default could result, among other things, in the acceleration of amounts borrowed under the Credit Facility. The Credit Facility also contains certain limitations on investments and acquisitions, and repurchases of the Company's stock.

The Credit Facility contains a provision that limits the dollar amount of common stock that Kforce may repurchase subsequent to November 3, 2000 to $55 million. In February 2001, the Credit Facility was amended to increase the maximum amount of common stock the Company may repurchase to $72 million. As of December 31, 2001 $2.5 million was available under this authorization.

The Credit Facility also contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year. On January 23, 2002, this provision was amended effective November 30, 2001 to increase the allowable amount of capital expenditures from $6,000 to $10,000. Total capital expenditures in 2001 were $6,372.

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001 the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company's outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $373, net of income taxes of $248, in other liabilities and accumulated other comprehensive loss as of December 31, 2001.

8. OTHER LONG-TERM LIABILITIES

                                                               DECEMBER 31,
                                                           ---------------------
                                                             2001          2000
                                                           -------       -------
Deferred compensation plan liability (Note 10) .....       $11,222       $12,516
Rent payable, long term ............................         1,404            --
Cash flow hedge liability ..........................           621            --
                                                           -------       -------
                                                           $13,247       $12,516
                                                           =======       =======

The Company has a non-qualified deferred compensation plan pursuant to which eligible officers and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment.

The Company has recorded a liability for the minimum required lease payments on those vacant properties that it has determined it will be unable to sub-lease for the foreseeable future as the result of current market conditions. In addition to the non-current amount of $1,404 reflected above, lease payments scheduled within the next 12 months of $735 have been included in accounts payable and other current liabilities. A total of $2,139 was expensed during 2001 related to these leases. This expense is included in Selling, general and administrative expenses.

Consistent with SFAS 133, the Company has recorded a liability for outstanding cash flow hedges based upon the fair value as determined at December 31, 2001 (see Note 7).

9. INCOME TAXES

The benefit (provision) for income taxes consists of the following:

                                                   YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                2001        2000         1999
                                              --------    --------     --------
Current:
  Federal .................................   $  2,733    $ (2,025)    $ 13,252
  State ...................................       (405)       (314)         972
Deferred ..................................       (239)        865         (347)
                                              --------    --------     --------
                                              $  2,089    $ (1,474)    $ 13,877
                                              ========    ========     ========

The benefit (provision) for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

                                                   YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                2001        2000         1999
                                              --------    --------     --------
                                                  %           %            %
Federal income tax rate ...................       35.0       (34.0)        35.0
State income taxes, net of federal
   tax benefit ............................        2.9        (3.3)         5.0
Non-deductible items ......................      (20.8)      (56.6)        (1.8)
Goodwill amortization .....................       (2.4)      (30.4)        (1.0)
Other .....................................         --          .6          (.1)
                                              --------    --------     --------
Effective tax rate ........................       14.7      (123.7)        37.1
                                              ========    ========     ========

Nondeductible items consist primarily of fees and the portion of meals and entertainment expenses not deductible.

Deferred income tax assets and liabilities shown on the balance sheet are comprised of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          2001            2000
                                                        -------         -------
Deferred taxes, current:
  Assets
     Allowance for bad debts ...................        $ 2,456         $ 2,261
     Accrued liabilities .......................          1,613           2,612
     Charitable contribution deduction
          carryforward .........................             --              32
                                                        -------         -------
                                                          4,069           4,905
  Liabilities
     Accrued liabilities .......................            (32)            (33)
                                                        -------         -------
     Net deferred tax asset ....................        $ 4,037         $ 4,872
                                                        =======         =======

Deferred taxes, non-current:
  Assets
     Deferred compensation .....................        $ 4,217         $ 5,057
     Federal net operating loss carry-
          forward ..............................            697              --
     State net operating loss carry-
          forward ..............................          1,205             718
                                                        -------         -------
                                                          6,119           5,775
  Liabilities
     Depreciation and amortization .............         (4,272)         (4,525)
                                                        -------         -------
     Net deferred tax asset ....................        $ 1,847         $ 1,250
                                                        =======         =======

At December 31, 2001, the Company had a federal net operating loss of approximately $16,000. It is expected that $5,100 of the net operating loss will be carried back to the December 31, 2000 year for a refund of income taxes paid in that year and approximately $11,000 will be carried forward to be offset against future federal taxable income. Further, the Company had approximately a $23,100 state tax net operating loss, which will be carried forward to be offset against future state taxable income. The amount of the state tax net operating loss carryforward expires in varying amounts through 2014.

The Company is currently undergoing a U.S. Internal Revenue Service audit for its tax years ending December 31, 1999 and 1998. As of the issuance of this report, no final determinations have been made relating to any issues raised during the examination.

We are also periodically subject to state and other local income tax audits for various tax years. Ongoing audits for which no final determinations have been made include those for the states of New York, Minnesota, Connecticut and Massachusetts.

10. EMPLOYEE BENEFIT PLANS

401(k) SAVINGS PLAN

The Company has a qualified defined contribution 401(k) plan covering substantially all full-time employees. The plan offers a savings feature and Company matching contributions. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. The match was made in the Company's stock for 2000. No match was made by the Company in 2001. Assets of this plan are held in trust for the sole benefit of employees.

At December 31, 2001, 2000, and 1999, the Plan held 1,483, 1,615, and 1,772 shares, respectively, of the Company's stock, representing approximately 4.77%, 5.0% and 4.0%, respectively, of the Company's outstanding shares. Employer contributions to the 401(k) plans totaled $1,165 and $892 in 2000 and 1999, respectively. There were no contributions made to the plan during 2001.

EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 2000, the Company placed into effect an Employee Stock Purchase Plan which had been approved during 1999 and which allows all employees to purchase stock at a 15% discount from market prices and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. For the years ended December 31, 2001 and 2000, respectively, the Company issued 385 and 632 shares of common stock, at an average purchase price of $3.28 and $3.73 per share, pursuant to the Employee Stock Purchase Plan. These shares were transferred to the plan from the Company's treasury stock. Of the 385 shares issued for the plan year 2001, the Company issued 284 of the shares at an average price of $2.55 during the year and 101 shares at an average price of $5.34 subsequent to year-end. Of the 632 shares issued for plan year 2000, the Company issued 217 of the shares at an average price of $5.90 during the year and 415 shares at an average price of $2.60 subsequent to year-end. The shares issued subsequent to year-end are related to employee contributions made during the year.

DEFERRED COMPENSATION PLAN

The Company has a non-qualified deferred compensation plan pursuant to which eligible officers and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment, and at December 31, 2001 and 2000, aggregated $11,222 and $12,516, respectively. The Company has insured the lives of the participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender value of these Company-owned life insurance policies, $12,591 and $13,648 at December 31, 2001 and 2000, respectively, is included in other assets. Compensation expense of $1,096, $439, and $1,938 was recognized for the plan for the years ended December 31, 2001, 2000, and 1999, respectively. The Company accrues discretionary Company matching contributions. No match was made by the Company in 2001.

11. STOCK OPTION PLANS

In 1994, the Company established an employee incentive stock option plan that allows the issuance of Incentive Stock Options. The plan was subsequently amended in 1996 to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock. The number of shares of common stock that may be issued under the plan was increased from 6,000 at inception to 12,000 in 1997.

During 1995, the Company established a non-employee director stock option plan which authorized the issuance to non-employee directors of options to purchase common stock. The maximum number of shares of common stock that can be issued under this plan is 400.

A summary of the Company's stock option and restricted stock activity is as follows:

                                                        NON-                           WEIGHTED        WEIGHTED
                                 EMPLOYEE             EMPLOYEE                          AVERAGE        AVERAGE
                                 INCENTIVE            DIRECTOR                         EXERCISE       FAIR VALUE
                               STOCK OPTION         STOCK OPTION                       PRICE PER      OF OPTIONS
          (000s)                   PLAN                 PLAN              TOTAL          SHARE         GRANTED
                               ------------         ------------        ---------      ---------      ----------
Outstanding as of
December 31, 1998 .....            4,575                  292             4,867          $15.84
Granted ...............            2,353                   60             2,413          $ 7.68         $ 7.73
Exercised .............             (342)                  --              (342)         $ 5.26
Forfeited .............           (1,522)                (127)           (1,649)         $19.19
                                  ------               ------            ------          ------
Outstanding as of
December 31, 1999 .....            5,064                  225             5,289          $11.76
Granted ...............            2,204                   94             2,298          $10.77         $ 4.89
Exercised .............             (283)                  --              (283)         $ 8.93
Forfeited .............           (1,528)                 (25)           (1,553)         $12.75
                                  ------               ------            ------          ------
Outstanding as of
December 31, 2000 .....            5,457                  294             5,751          $11.04
Granted ...............            1,924                   25             1,949          $ 3.97         $ 2.11
Exercised .............              (56)                  --               (56)         $ 3.48
Forfeited .............           (1,269)                  --            (1,269)         $ 8.65
                                  ------               ------            ------          ------
Outstanding as of
December 31, 2001 .....            6,056                  319             6,375          $ 9.41
                                  ======               ======            ======          ======

Exercisable at
   December 31:
   1999 ...............            1,535                  127             1,662
   2000 ...............            1,797                  213             2,010
   2001 ...............            2,477                  275             2,752

Options granted during each of the three years ended December 31, 2001 have a vesting period of three years. Options expire at the end of ten years from the date of grant.

As of December 31, 2001, the total number of available shares to grant was 2,922 and 4 under the Employee Incentive Stock Option Plan and Non-Employee
Director Stock Option Plan, respectively.

The following table summarizes information about employee and director stock options:

                                                                  OPTIONS OUTSTANDING
                                                  ---------------------------------------------------
                                                                           WEIGHTED
                                                      NUMBER               AVERAGE          WEIGHTED
                                                  OUTSTANDING AT          REMAINING          AVERAGE
                                                   DECEMBER 31,          CONTRACTUAL        EXERCISE
   RANGE OF EXERCISE PRICES                        2001 (SHARES)         LIFE (YEARS)       PRICE ($)
   ------------------------                       --------------         ------------       ---------
$ 0.980 - $ 1.460 ............                            20                 3.70            $  0.98
$ 1.461 - $ 2.176 ............                            23                 3.00            $  1.49
$ 2.177 - $ 3.242 ............                            62                 8.80            $  2.41
$ 3.243 - $ 4.831 ............                         1,981                 8.68            $  3.81
$ 4.832 - $ 7.198 ............                           284                 9.12            $  6.18
$ 7.199 - $10.726 ............                         1,733                 7.22            $  7.51
$10.727 - $15.981 ............                         1,615                 7.11            $ 13.64
$15.982 - $23.812 ............                           415                 5.94            $ 21.01
$23.813 - $31.500 ............                           242                 6.37            $ 27.75
                                                       -----
                                                       6,375                 7.60            $  9.41
                                                       =====

                                                      OPTIONS EXERCISABLE
                                               ---------------------------------
                                                   NUMBER              WEIGHTED
                                               EXERCISABLE AT           AVERAGE
                                                DECEMBER 31,           EXERCISE
   RANGE OF EXERCISE PRICES                     2001 (SHARES)          PRICE ($)
   ------------------------                    --------------          ---------
$ 0.980 - $ 1.460 ............                         20               $  0.98
$ 1.461 - $ 2.176 ............                         23               $  1.49
$ 2.177 - $ 3.242 ............                         19               $  2.41
$ 3.243 - $ 4.831 ............                        228               $  4.41
$ 4.832 - $ 7.198 ............                         30               $  6.27
$ 7.199 - $10.726 ............                      1,004               $  7.62
$10.727 - $15.981 ............                        770               $ 12.81
$15.982 - $23.812 ............                        415               $ 21.01
$23.813 - $31.500 ............                        243               $ 27.75
                                                    -----
                                                    2,752               $ 12.45
                                                    =====

Included in the above tables are 194 shares of non-vested restricted stock grants issued in October 2001. These shares were issued in lieu of 2001 cash bonuses to certain members of management. These shares fully vest in February 2003 subject to continued employment at Kforce.

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                                         Pro Forma EPS
                                                                          YEARS ENDED
                                                                         DECEMBER 31,
                                                          -------------------------------------------
                                                             2001            2000             1999
                                                          ----------      ----------       ----------
Net loss:
  As Reported ................................            $  (12,088)     $     (283)      $  (23,516)
     Compensation expense per SFAS 123 .......               (11,984)        (19,715)         (11,113)
     Tax benefit, pro forma ..................                 1,724             363              890
                                                          ----------      ----------       ----------

  Pro forma net loss .........................            $  (22,348)     $  (19,635)      $  (33,739)
                                                          ==========      ==========       ==========
Net loss per share:

  Basic:
     As Reported .............................                 (0.38)          (0.01)           (0.53)
     Pro forma ...............................                 (0.71)          (0.46)           (0.75)
  Diluted:
     As reported .............................                 (0.38)          (0.01)           (0.53)
     Pro forma ...............................                 (0.71)          (0.46)           (0.75)

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: Dividend yield of 0.0% for all three periods; risk-free interest rates of 5.05% for options granted during the year ended December 31, 2001, 5.66%-6.75% for options granted during the year ended December 31, 2000, and 4.95%-5.74% for options granted during the year ended December 31, 1999; a weighted average expected option term of 5.8 years for 2001, 4-7 years for 2000, and 5-6 years for 1999; and a volatility factor of 50% for 2001 and 2000, and 45.59% for 1999.

Tax benefits resulting from disqualifying dispositions of shares acquired under the Company's employee incentive stock option plan reduced taxes currently payable by $4, $995 and $122 in 2001, 2000 and 1999, respectively. These tax benefits are credited to additional paid-in-capital.

12. TENDER OFFER - STOCK REPURCHASE

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

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases space and various equipment under operating leases expiring at various dates with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Future minimum lease payments under noncancelable operating leases are summarized as follows: 2002, $12,495; 2003, $10,820; 2004, $7,582; 2005, $4,024;
2006, $3,137; $27,056 thereafter. Included in future minimum lease payments are lease payments which have been accelerated (see Note 8). The accelerated lease payments represent cash flow obligations for future periods as follows: 2002, $1,137; 2003, $889; 2004 $597; 2005, $164; 2006, $14.

Rental expense under all operating leases was $14,368, $11,415, and $12,187 for 2001, 2000, and 1999, respectively.

On September 14, 2001, the Company executed an agreement for lease of its new headquarters and consolidation of its Tampa operations. The Company has classified the lease as an operating lease. Significant terms included the prepayment of rent in the amount of $2.2 million. The prepayment is being amortized over the 15 year term of the lease. The Company is required to make minimum annual lease payments beginning September 14, 2001 of approximately $2.5 million for each of the 15 years. These lease payments are included in the above future minimum lease payments under noncancellable operating leases.

LITIGATION

In the ordinary course of its business, the Company is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination, harassment and other similar claims. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that the Company insures against are workers' compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. The Company is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operation or financial condition.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain executive officers that provide for minimum compensation, salary and continuation of certain benefits for a one to three year period under certain circumstances. The agreements also provide for a payment of one to three times their annual salary and average annual bonus if a change in control (as defined by the agreements) of the Company occurs and include a covenant against competition with the Company that extends for one year after termination for any reason. In addition, the Company has entered into employment agreements with certain key employees which provide for a payment of one to two times their annual salary and average annual bonus if a change in control (as defined) of the Company occurs and include a covenant against competition with the Company that extends for one year after termination for any reason. The Company's liability at December 31, 2001, would have been approximately $7,055 in the event of a change in control or $4,345 if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts.

14. SEGMENT ANALYSIS

The Company reports segment information in accordance with SFAS 131, "Disclosures about Segments of Enterprise and Related Information". SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company's reportable segments. Historically, the Company's internal reporting followed its four functional service offerings, which included: Information Technology, Finance and Accounting, Human Resources and Operating Specialties. In January 2001, the Company reorganized its management and reporting to include the results of Human Resources within the Information Technology organizational structure. As of December 31, 2001, the Company will refer to its Operating Specialties segment as Health and Life Sciences to better reflect the mix of business in that segment. All prior period information has been adjusted to reflect the effects of these changes.

Historically, and through December 31, 2001, the Company has generated only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

Information concerning operations in these segments of business is as follows:

                                   INFORMATION           FINANCE &          HEALTH AND
                                    TECHNOLOGY          ACCOUNTING        LIFE SCIENCES       TOTAL
                                   -----------          ----------        -------------      --------
2001
   Sales.............              $   327,516           $182,459            $136,048        $646,023
   Gross Profit......                  109,687             93,198              49,515         252,400
2000
   Sales.............              $   465,545           $226,737            $102,715        $794,997
   Gross Profit......                  190,693            132,023              38,840         361,556
1999
   Sales.............              $   466,957           $205,646            $ 74,029        $746,632
   Gross Profit......                  181,308            114,321              27,002         322,631

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          QUARTER ENDED
                                                    --------------------------------------------------------
                                                      MAR 31          JUN 30        SEPT 30          DEC 31
                                                    ---------       ---------      ---------       ---------
Fiscal 2001
  Net service revenues ...................          $ 191,620       $ 172,937      $ 150,183       $ 131,283
  Gross profit ...........................             80,100          69,075         57,401          45,824
  Net income (loss) ......................              2,843           1,809             40         (16,780)
  Net income (loss) per share-basic ......          $     .09       $     .06      $     .00       $    (.53)
  Net income (loss) per share-diluted ....          $     .09       $     .06      $     .00       $    (.53)

Fiscal 2000
  Net service revenues ...................          $ 195,063       $ 197,661      $ 202,193       $ 200,080
  Gross profit ...........................             88,201          91,618         93,627          88,110
  Net income (loss) ......................             (2,395)          1,807            295              10
  Net income (loss) per share-basic ......          $    (.05)      $     .04      $     .01       $     .00
  Net income (loss) per share-diluted ....          $    (.05)      $     .04      $     .01       $     .00

Fiscal 1999
  Net service revenues ...................          $ 184,095       $ 189,390      $ 191,707       $ 181,440
  Gross profit ...........................             78,832          81,208         82,215          80,376
  Net income (loss) ......................              9,128             332            904         (33,880)
  Net income (loss) per share-basic ......          $     .20       $     .01      $     .02       $    (.76)
  Net income (loss) per share-diluted ....          $     .20       $     .01      $     .02       $    (.76)

16. SEVERANCE COSTS

In the fourth quarter of 2001, the Company incurred expense of $2,299 for severance costs pursuant to a plan communicated during the fourth quarter relating to the termination of 69 corporate and field management and administrative employees to align operating costs with its declining revenue base. Of the total expense incurred, the total balance of $2,299 remained unpaid and is reflected in Accrued payroll costs as of December 31, 2001.

17. SUBSEQUENT EVENT

Subsequent to December 31, 2001, the Company announced that executive management, inside directors and certain other employees are voluntarily reducing their salary and cash bonus potential in 2002 in exchange for restricted stock. Approximately 224 shares were issued under this program. The shares vest over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Tampa, Florida
February 8, 2000

SCHEDULE II

                          KFORCE INC. AND SUBSIDIARIES
                            VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES
                              SUPPLEMENTAL SCHEDULE

             COLUMN A                          COLUMN B                COLUMN C                 COLUMN D      COLUMN E
            -----------                      ------------      -------------------------       ----------    ----------

                                                               CHARGED TO      ACQUIRED                      BALANCE AT
                                              BALANCE AT       COSTS AND       RESERVE                         END OF
            DESCRIPTION                      BEGINNING OF       EXPENSES       FROM ERS        DEDUCTIONS      PERIOD
            -----------                      ------------      ----------      --------        ----------    ----------
Allowance Reserve
Trade Receivables ................         1999     $ 5,762      $ 9,768        $    --          $11,113      $ 4,417
                                           2000       4,417        7,106                           4,874        6,649
                                           2001       6,649        8,083            100            9,362        5,470

Notes Receivable .................         2001          --        1,976                              --        1,976

Receivables from officers
  and related parties ............         2001          --          300                              --          300

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KFORCE INC


                                                 By: /s/ DAVID L. DUNKEL
Date: March 27, 2002                           --------------------------
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


Date: March 27, 2002                           By: /s/ DAVID L. DUNKEL
                                     -------------------------------------------
                                                   David L. Dunkel
                                         Director and Chief Executive Officer
                                            (Principal Executive Officer)


Date: March 27, 2002                          By: /s/ WILLIAM L. SANDERS
                                     -------------------------------------------
                                                  William L. Sanders
                                     Sr. Vice President, Chief Financial Officer
                                                    and Secretary
                                            (Principal Financial Officer)


Date: March 27, 2002                            By: /s/ DAVID M. KELLY
                                     -------------------------------------------
                                                    David M. Kelly
                                       Vice President, Chief Accounting Officer
                                            (Principal Accounting Officer)


Date: March 27, 2002                            By: /s/ JOHN N. ALLRED
                                     -------------------------------------------
                                                    John N. Allred
                                                       Director


Date: March 27, 2002                           By: /s/ W.R. CAREY, JR.
                                     -------------------------------------------
                                                   W.R. Carey, Jr.
                                                       Director


Date: March 27, 2002                         By: /s/ RICHARD M. COCCHIARO
                                     -------------------------------------------
                                                 Richard M. Cocchiaro
                                                       Director


Date: March 27, 2002                            By: /s/ TODD MANSFIELD
                                     -------------------------------------------
                                                    Todd Mansfield
                                                       Director


Date: March 27, 2002                           By: /s/ RALPH STRUZZIERO
                                     -------------------------------------------
                                                   Ralph Struzziero
                                                       Director


Date: March 27, 2002                           By: /s/ HOWARD W. SUTTER
                                     -------------------------------------------
                                                   Howard W. Sutter
                                             Vice President and Director


Date: March 27, 2002                           By: /s/ GORDON TUNSTALL
                                     -------------------------------------------
                                                   Gordon Tunstall
                                                       Director


Date: March 27, 2002                             By: /s/ KARL VOGELER
                                     -------------------------------------------
                                                     Karl Vogeler
                                                       Director


Date: March 27, 2002                             By: /s/ MARK FURLONG
                                     -------------------------------------------
                                                     Mark Furlong
                                                       Director

                                  EXHIBIT INDEX


SEQUENTIAL
EXHIBIT NO.                                DESCRIPTION
3.1               Amended and Restated Articles of Incorporation(1)

3.1a              Articles of Amendment to Articles of Incorporation

3.2               Amended and Restated Bylaws(1)

4.1               Rights Agreement, dated October 28, 1998, between Romac
                  International, Inc. and State Street Bank and Trust Company as
                  Rights Agent(2)

4.2               Amendment to Rights Agreement dated as of October 24, 2000(3)

4.3               Amended and Restated Credit Agreement among Certain Financial
                  Institutions, Bank of America NA (as the Administrative Agent) and kforce.com, Inc. dated November 3, 2000(5)

4.4 First Amendment to Amended and Restated Credit Agreement dated as of December 10, 2000

4.5 Second Amendment to Amended and Restated Credit Agreement dated as of February 12, 2001(5)

4.6 Third Amendment to Amended and Restated Credit Agreement dated as of January 1, 2002

10.1              Employment Agreement, dated as of March 1, 2000, between the
                  Registrant and David L. Dunkel(4)

10.2              Employment Agreement, dated as of March 1, 2000, between the
                  Registrant and William L. Sanders(4)

10.3              Employment Agreement, dated as of March 1, 2000, between the
                  Registrant and Joseph J. Liberatore(5)

10.4              Employment Agreement, dated as of March 1, 2000, between the
                  Registrant and Ken W. Pierce(5)

10.5              Employment Agreement, dated as of March 1, 2000, between the
                  Registrant and Lawrence J. Stanczak(5)

10.6              Romac International, Inc. Non-Employee Director Stock Option
                  Plan(6)

10.7              Source Services Corporation 401(k) and Profit Sharing
                  Retirement Savings Plan(7)

10.8              kforce.com Executive Investment Plan(8)

10.9              kforce.com, Inc. Stock Incentive Plan (as of April 1, 2001)(9)

10.10             Kforce Inc. 1999 Employee Stock Purchase Plan (as of August
                  2001)(10)

10.11             See Exhibits 4.4 through 4.6 for additional material contracts

23.1              Consent of PricewaterhouseCoopers LLP

23.2              Consent of Deloitte & Touche LLP

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2000.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 333-26058) filed March 29, 2001.

(6) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-50539) filed April 21, 1998.

(7) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-50543) filed April 21, 1998.

(8) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-94563) filed January 13, 2000.

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-60302) filed May 4, 2001.

(10) Incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-68212) filed August 23, 2001.