Form 10-Q
period 2002-03-31
KFORCE  INC
filed 2002-05-14
CIK 930420

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-26058

Kforce Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	59-3264661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 East Palm Avenue TAMPA, FLORIDA	33605
(Address of principal executive offices)	(Zip-Code)

Registrant’s telephone number, including area code: (813) 552-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    YES   ☒   NO   ☐

As of May 14, 2002 the registrant had 31,824,155 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31,	December 31,
	2002	2001

Assets:
Current Assets:
Cash and cash equivalents	$1,279	$255
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,792 and $5,470, respectively	71,868	71,133
Income tax refund receivables	487	5,233
Deferred tax asset, current	4,036	4,037
Prepaid expenses and other current assets	4,507	4,956

Total current assets	82,177	85,614
Receivables from officers and related parties, net of allowance of $300 in 2002 and 2001	731	726
Fixed assets, net	13,919	15,367
Deferred tax asset, non-current	2,636	1,847
Other assets, net	20,641	23,414
Goodwill, net of accumulated amortization of $16,955 in 2002 and 2001	95,621	95,804

Total assets	$215,725	$222,772

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and other accrued liabilities	$13,302	$14,231
Accrued payroll costs	22,795	21,326
Bank overdrafts	4,716	6,974

Total current liabilities	40,813	42,531
Long term debt	26,000	28,185
Other long-term liabilities	11,097	13,247

Total liabilities	77,910	83,963

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01; 250,000 shares authorized, 48,296 and 48,264 issued and outstanding, respectively	483	483
Additional paid-in-capital	196,507	195,177
Unamortized stock based compensation	(1,151)	—
Accumulated other comprehensive loss	(456)	(596)
Retained earnings	32,678	34,275
Less reacquired stock at cost; 16,472 and 16,524 shares, respectively	(90,246)	(90,530)

Total stockholders’ equity	137,815	138,809

Total liabilities and stockholders’equity	$215,725	$222,772

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	March 31,	March 31,
	2002	2001

Net service revenues	$131,671	$195,290
Direct costs of services	87,901	115,190

Gross profit	43,770	80,100
Selling, general and administrative expenses	43,052	70,035
Depreciation and amortization expense	2,724	3,990

Income (loss) from operations	(2,006)	6,075
Other expense, net	451	1,065

Income (loss) before income taxes	(2,457)	5,010
Provision for (benefit from) income taxes	(860)	2,167

Net income (loss)	(1,597)	2,843
Other comprehensive income:
Change in fair value of cash flow hedges, net of taxes of $93 and $—	140	—

Comprehensive income (loss)	$(1,457)	$2,843

Net income (loss) per share – Basic	$(.05)	$.09

Weighted average shares outstanding – Basic	31,835	32,703

Net income (loss) per share – Diluted	$(.05)	$.09

Weighted average shares outstanding – Diluted	31,835	32,761

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED

	March 31,	March 31,
	2002	2001

Cash flows from operating activities:
Net income (loss)	(1,597)	$2,843
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,724	3,990
Provision for fallouts and bad debts on accounts and notes receivable	933	872
Amortization of stock based compensation	50	—
(Gain) loss on asset sales/disposals	(19)	25
Decrease in cash value of deferred compensation plan assets	552	1,437
(Increase) decrease in operating assets:
Trade receivables	(1,668)	8,828
Prepaid expenses and other current assets	(105)	(3,435)
Income taxes	3,890	29
Other assets, net	1,287	813
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(747)	6,144
Accrued payroll costs	2,011	(1,850)
Bank overdrafts	(2,258)	(5,450)
Other long-term liabilities	(1,917)	(1,704)

Cash provided by operating activities	3,136	12,542

Cash flows from investing activities:
Capital expenditures, net	(71)	(1,977)
Proceeds from sale of furniture and equipment	27	3

Cash used in investing activities	(44)	(1,974)

Cash flows from financing activities:
Repayments on bank line of credit	(2,185)	(8,000)
Proceeds from exercise of stock options	117	9
Repurchase of common stock	—	(1,109)

Cash used in financing activities	(2,068)	(9,100)

Increase in cash and cash equivalents	1,024	1,468
Cash and cash equivalents at beginning of period	255	1,865

Cash and cash equivalents at end of period	$1,279	$3,333

Supplemental Cash Flow Information
Cash (refunded) paid during the period for:
Income taxes	$(4,750)	$2,124
Interest	591	933
Supplemental Non Cash Flow Information
401(k) matching contribution	—	847
Deferred compensation plan contribution	—	518
Employee stock purchase plan contribution	542	1,079
Change in the fair value of cash flow hedges, net of taxes	140	—
Issuance of restricted stock	1,201	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,

	2002	2001

Common stock – shares:
Shares at beginning of period	48,264	46,959
Exercise of stock options	32	6

Shares at end of Period	48,296	46,965

Common stock – par value	$483	$470

Additional paid in capital:
Balance at beginning of period	$195,177	$191,007
Exercise of stock options	102	9
Disqualifying dispositions	26	—
401K matching contribution	—	(502)
Deferred compensation plan net (contributions)/forfeitures	14	(307)
Employee stock purchase plan contribution	(13)	(1,235)
Issuance of restricted stock	1,201	—

Balance at end of Period	$196,507	$188,972

Unamortized stock based compensation:
Balance at beginning of period	$—	$—
Issuance of restricted stock	(1,201)	—
Amortization of stock based compensation	50

Balance at end of Period	$(1,151)	$—

Accumulated other comprehensive loss:
Balance at beginning of period	$(596)	$(267)
Change in fair value of cash flow hedges, net of taxes	140	—

Balance at end of Period	$(456)	$(267)

Retained earnings:
Balance at beginning of period	$34,275	$46,363
Net (loss) income	(1,597)	2,843

Balance at end of Period	$32,678	$49,206

Treasury stock – shares:
Shares at beginning of period	16,524	14,802
401K matching contribution	—	(242)
Deferred compensation plan net (contributions)/forfeitures	49	(148)
Employee stock purchase plan contribution	(101)	(415)
Repurchase of common stock	—	285

Shares at end of Period	16,472	14,282

Treasury stock – cost:
Balance at beginning of period	$(90,530)	$(82,536)
401K matching contribution	—	1,349
Deferred compensation plan net (contributions)/forfeitures	(271)	825
Employee stock purchase plan contribution	555	2,314
Repurchase of common stock	—	(1,109)

Balance at end of Period	$(90,246)	$(79,157)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of Kforce Inc. and its wholly owned subsidiaries (the “Company”). All material transactions and balances have been eliminated in consolidation.

Interim Financial Information. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in management’s opinion, include all adjustments necessary for a fair presentation of results for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by applicable SEC rules and regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

Reclassification. Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Revenue Recognition. Net service revenues consist of sales inclusive of billable expenses and net of credits, discounts and fallouts. The Company recognizes Flexible Billings based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized when earned upon the successful completion of the assignment. The Company’s policy is to replace individuals who fail to continue employment (fallouts) for the period of time specified in the agreements for search placements, generally thirty to ninety days. Revenue from Search Fees is shown on the Consolidated Statements of Operations and Comprehensive Income (Loss) net of a reserve for candidates not fulfilling the contract requirements.

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

Income Taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. No valuation allowance has been recorded because the Company has determined that it is more likely than not that the deferred tax asset will be realized based on factors, which include but are not limited to, the enactment in March 2002 of the Job Creation and Worker Assistance Act of 2002 which allows companies to carryback net operating losses five years. The tax effects of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital.

Earnings Per Share. Options to purchase 7,630 and 7,186 shares of common stock were not included in the computation of diluted earnings per share during the three months ended March 31, 2002 and 2001, because these options were anti-dilutive. Options to purchase 172 shares of common stock were included in the computation of diluted earnings per share during the three months ended March 31, 2001.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133,“Accounting for Derivative Instruments and Hedging Activities”.

Foreign Currency Translation Adjustments. Results of operations from the Company’s Canadian operations are translated into U.S. dollars using the weighted average exchange rates during the period, while assets and liabilities are translated using current or historical rates depending upon the related assets. Resulting foreign currency translation adjustments are recorded in Other Comprehensive Income (Loss). In June 2001, the Company sold its Canadian operation, consisting of its Toronto office.

Accounting for Derivatives. SFAS 133 was issued in September 1998. SFAS 133, as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The Company adopted SFAS 133, as amended, on January 1, 2001. The Company does not enter into or hold derivatives for trading or speculative purposes.

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22,000 with terms expiring no later than May 2003. Effective October 24, 2001, the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12,000 of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company’s outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $233 net of income taxes of $155, in other liabilities and accumulated other comprehensive income (loss) as of March 31, 2002.

Recent Accounting Pronouncements.

In August 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that SFAS 143 will have on its financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which replaces SFAS 121, the accounting model for long lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the effects of Disposal of a Segment of a Business”, for the disposal of segments of business. SFAS 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with the operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions in SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Effective January 1, 2002, the Company adopted SFAS 144. There was no impact on the Company’s financial position or results of operations as a result of adopting this standard.

Effective January 1, 2002, the Company reclassified billable expenses to revenue based on the issuance of a proposed abstract from the Emerging Issues Task Force, Issue No 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Historically the reimbursements were classified as direct costs of services in the Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period information has been adjusted to comparably reflect the effects of this reclassification. Billable expenses were $2,792 and $3,670 for the three months ended March 31, 2002 and 2001, respectively.

NOTE B – INTANGIBLE ASSETS

On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of two statements, SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that were completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when the assets were initially recognized. Beginning January 1, 2002, the amortization of goodwill was no longer permitted. At December 31, 2001, goodwill, net of accumulated amortization, was $95,804. Goodwill amortization expense was $1,046 during the quarter ended March 31, 2001. SFAS 142 also provides specific guidance for testing goodwill annually for impairment beginning with an initial transitional goodwill impairment test that is required to be completed within six months of the year of the initial adoption of SFAS 142. The Company is in the process of completing its initial transitional goodwill impairment test. Though no final determinations have been reached, the potential impairment of existing goodwill, if any, could range from a nominal amount to an amount exceeding the majority of existing goodwill.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income (loss) tax effect follows:

	THREE MONTHS ENDED

	March 31, 2002	March 31, 2001

Reported net income (loss)	$(1,457)	$2,843
Add: Goodwill amortization, net of income tax	—	650

Adjusted net income (loss)	$(1,457)	$3,493

Net income (loss) per share — Basic
Reported net income (loss)	$(.05)	$.09
Goodwill amortization, net of income tax	—	.02

Adjusted net income (loss)	$(.05)	$.11

Net income (loss) per share – Diluted
Reported net income (loss)	$(.05)	$.09
Goodwill amortization, net of income tax	—	.02

Adjusted net income (loss)	$(.05)	$.11

Acquired intangible assets are summarized as follows as of:

	Gross
	Carrying	Accumulated
March 31, 2002	Amount	Amortization

Amortized intangible assets
Non-compete agreements	$373	$31
Customer lists	1,304	109

Subtotal	1,677	140
Unamortized intangible assets
Goodwill	112,576	16,955

Total	$114,253	$17,095

	Gross
	Carrying	Accumulated
December 31, 2001	Amount	Amortization

Amortized intangible assets
Non-compete agreements	$373	$—
Customer lists	1,304	—

Subtotal	1,677	—
Unamortized intangible assets
Goodwill	112,759	16,955

Total	$114,436	$16,955

The Company’s estimated amortization expense related to these acquired intangible assets is $419 for each of the four fiscal years beginning in 2002.

The $183 reduction in gross carrying amount of goodwill between March 31, 2002 and December 31, 2001 is attributable to a change in the allocation of the purchase price for those acquisitions completed in December 2001.

NOTE C — STOCKHOLDERS’ EQUITY

During the quarter, the Company issued restricted stock to executive management, inside directors and certain other employees who voluntarily reduced their salary and cash bonus potential for fiscal 2002 in exchange for the restricted stock. Approximately 224 shares were issued under this program. The shares vest over a five-year period and have a vesting acceleration clause if certain Kforce common stock price thresholds are met. Upon issuance of stock under the plan, unearned compensation of $1,201, which is equivalent to the market value at the date of grant, was charged to shareholders’ equity. Due to the time acceleration clause, the Company must make a determination at each reporting date whether it is probable that the performance criteria will be met for acceleration. If it is determined that, based on information available, it is probable the performance criteria will be achieved, the Company will recognize compensation cost over the shorter period. If it is determined that, based on information available, it is not probable the performance criteria will be achieved, the Company will continue to recognize compensation cost over the service period. This amount is currently being amortized over the five-year vesting period and expensed approximately $50 during the quarter ended March 31, 2002.

NOTE D — SEGMENT ANALYSIS

The Company reports segment information in accordance with SFAS 131, “Disclosures about Segments of Enterprise and Related Information”. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Company’s reportable segments. The Company’s internal reporting follows its three functional service offerings: Information Technology, Finance and Accounting, and Health and Life Sciences.

In January 2002, the Company reviewed the management of service revenue and determined that flexible billings and search services should be reported separately by segment. All prior period information has been adjusted to comparably reflect the effects of this change.

In January 2002, the Company reclassified billable expenses to revenue based on the issuance of a proposed abstract from the Emerging Issues Task Force, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Historically the reimbursements were classified as direct costs of services in the Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period information has been adjusted to comparably reflect the effects of these changes.

Historically, and through March 31, 2002, the Company has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended March 31,

	Information	Finance and	Health and
	Technology	Accounting	Life Sciences	TOTAL

2002
Net Service Revenue
Flexible Billings	$53,868	$26,338	$40,509	$120,715
Search Fees	2,981	6,644	1,331	10,956

Total Revenue	56,849	32,982	41,840	131,671
Gross Profit	16,500	14,656	12,614	43,770
2001
Net Service Revenue
Flexible Billings	91,145	38,636	32,475	162,256
Search Fees	13,498	17,675	1,860	33,034

Total Revenue	104,643	56,312	34,335	195,290
Gross Profit	37,616	30,576	11,980	80,100

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words “anticipate”, “estimates”, “expects”, “intends”, “plans”, and variations thereof and similar expressions are intended to identify forward looking statements.

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

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Revenue recognition

Net service revenues consist of search fees and flexible billings, net of credits, discounts and fallouts. Flexible Billings are recognized based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized when earned upon the successful completion of the placement assignment. Kforce’s policy is to replace individuals who fail to continue employment (fallouts) for the period of time specified in the agreements for search placements, generally thirty to ninety days. We have attempted to estimate credits, discounts and fallouts based on our analysis of current data and historical experience.

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

Income taxes

The Company’s losses have resulted in net operating loss (NOL) carryforwards for which the Company has recorded a deferred tax asset. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxes. We have not recorded a valuation allowance against our deferred tax asset because we believe it is more likely than not that we will be able to utilize our NOL carryforwards to offset future taxes.

Accrued commissions

The Company pays commissions to its associates for successful placement of personnel. Commissions vary based on the expected annual production achieved by placement specialists and on the actual cash collections from the customer. We have estimated accrued commissions based on our analysis of actual data and historical experience of cash collections.

Impairment

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was effective for the Company January 1, 2002, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future cash flows or the anticipated recoverability of costs incurred and if necessary determining the amount of the loss, if any, by evaluating the fair value of the assets.

Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and other Intangible Assets”. Accordingly, as of January 1, 2002, the Company discontinued amortizing goodwill. SFAS 142 also provides specific guidance for testing goodwill annually for impairment beginning with an initial transitional goodwill impairment test that is required to be completed within six months of the year of the initial adoption of SFAS 142. The Company is in process of completing its initial transitional goodwill impairment test. Though no final determinations have been reached, the potential impairment of existing goodwill could range from a nominal amount to an amount exceeding the majority of existing goodwill.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in Item 8 of our Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of the Company’s website at www.kforce.com.

The following table sets forth certain items in the Company’s condensed consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:

	Three months ended March 31,

	2002	2001

Net Service Revenue by Segment:
Information Technology	43.2%	53.6%
Finance and Accounting	25.0	28.8
Health and Life Sciences	31.8	17.6

Net service revenues	100.0	100.0
Revenue by Time:
Flexible Billings	91.7%	83.1%
Search Fees	8.3	16.9

Net service revenues	100.0	100.0
Gross profit	33.2	41.0
Selling, general, and administrative expenses	32.7	35.9
Income (loss) before taxes	(1.9)	2.6
Net income (loss)	(1.2)%	1.5%

Results of Operations for each of the Three Months Ended March 31, 2002 and 2001.

Net service revenues. Net service revenues decreased 32.6% to $131.7 million for the three months ending March 31, 2002 as compared to $195.3 million for the same period in 2001. The decrease was comprised of a $22.1 million decrease in Search Services and a $41.5 million decrease in Flexible Billings for the three months ending March 31, 2002, as described below.

Flexible Billings decreased 25.6% to $120.7 million for the three months ending March 31, 2002 as compared to $162.3 million for the same period in 2001. The flexible billing decrease consists of a 40.9% decrease in Information Technology billings from $91.2 million in 2001 to $53.9 million in 2002 and a 31.7% decrease in Finance and Accounting billings from $38.6 million in 2001 to $26.3 million in 2002, partially offset by a 24.6% increase in Health and Life Science billings from $32.5 million in 2001 to $40.5 million in 2002. We believe the decreases in Information Technologies and Finance and Accounting billings are primarily due to unfavorable economic conditions. The increase in Flexible billings for Health and Life Sciences is partially attributable to business acquisitions and disposals made in December 2001 which contributed an approximate $5.1 million net increase in revenue year over year. In addition, during 2001, the Company closed or sold various businesses in its Information Technology segment that contributed $3.3 million in revenues for the three months ended March 31, 2001.

Beginning in the first quarter 2002, the Company reclassified billable expenses to flexible billings on the issuance of a proposed abstract from the Emerging Issues Task Force, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Historically the reimbursements were classified as direct costs of services in the Consolidated Statements of Operations. Results for the same period in 2001 have been adjusted for comparability. Billable expense reclasses were $2.8 million and $3.7 million for the three months ended March 31, 2002 and 2001, respectively.

Search Fees decreased 66.7% to $11.0 million for the three months ended March 31, 2002 as compared to $33.0 million for the same period in 2001. The decrease resulted from a 63.5% decrease in the number of placements made and a 9.1% decrease in the average fees for placements versus the same period in 2001. The search revenue decrease consists of 77.8% decrease in Information Technology billings from $13.5 million in 2001 to $3.0 million in 2002, a 62.5 % decrease in Finance and Accounting billings from $17.6 million in 2001 to $6.6 million in 2002, and a 29.4% decrease in Health and Life Science billings from $1.9 million in 2001 to $1.3 million in 2002.

Gross profit. Gross profit decreased 45.4% to $43.8 million during the three months ended March 31, 2002 as compared to $80.1 million for the same period in 2002. Gross profit as a percentage of net service revenues decreased to 33.2% in 2002 as compared to 41.0% for the same period in 2001. The decrease was primarily attributable to the decrease in higher margin Search Services as a percent of total revenues from 16.9% in 2001 to 8.3% in 2002 and an increase in lower margin Health and Life Sciences flex revenues relating to fourth quarter acquisitions.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 38.5% to $43.1 million for the three months ended March 31, 2002 as compared to $70.0 million for the same period in 2001. Selling, general and administrative expenses as a percentage of net service revenues decreased to 32.7% in 2002 compared to 35.9% in 2001. The decrease in selling, general and administrative expense for the period ended March 31, 2002 as compared to the same period in the prior year is primarily due to a decrease in commissions and other compensation relating to the decrease in revenue, the benefits obtained from initiatives taken by management to re-engineer and streamline back-office operations and reductions in other selling, general and administrative expenses to better align expenses with revenue.

Depreciation and amortization expense. Depreciation and amortization expense decreased 31.7% to $2.7 million for the three months ended March 31, 2002 compared to $4.0 million for the same period in 2001. The decrease is due primarily to the discontinuation of amortization of goodwill in accordance with SFAS 142, a new accounting pronouncement that the Company implemented on January 1, 2002. Goodwill amortization for the period ended March 31, 2001, was $1.0 million.

Other expense, net. Other expense, net, decreased 57.7% for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in other expense during 2002 as compared to 2001 was primarily due to a decrease in interest expense as a result of a reduction in long term debt.

Income (loss) before taxes. Income (loss) before taxes for the three months ended March 31, 2002, decreased to a loss before taxes of $2.5 million, as compared to an income before taxes of $5.0 million for the same period in 2001, primarily as a result of the decrease net service revenues, as discussed above.

Provision for (benefit from) income taxes. The income tax benefit for the three months ended March 31, 2002 was $0.9 million, compared to a tax provision of $2.2 million for the same period in 2001. The effective tax rate was 35.0% for the three months ended March 31, 2002 compared to 43.3% for the same period in 2001. The difference was primarily the result of non-deductible goodwill amortization in 2001.

Net income (loss). The Company incurred a net loss of $1.6 million in the three months ended March 31, 2002 as compared to a net income of $2.8 million for the same period in 2001 primarily as a result of the factors discussed above related to net service revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company’s sources of liquidity included $1.3 million in cash and cash equivalents, and $40.1 million in additional net working capital. In addition, we have approximately $26.0 million outstanding under the $90 million Amended and Restated Credit Facility with Bank of America (“the Credit Facility”).

Credit Facility

This Credit Facility, which was entered into on November 3, 2000, has an initial term of three years. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. As of March 31, 2002, one-month LIBOR was 1.88%. Pricing is changed quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. The amounts available under the credit facility as of March 31, 2002 and May 14, 2002 were $18.8 million and $15.0 million respectively. The amount available without triggering debt covenants as of March 31, 2002 and May 14, 2002 were $13.8 million and $10.0 million, respectively. We currently would not be in compliance with such financial covenants if such covenants were applicable and at certain times we have borrowed amounts that put us within approximately $1.0 million of triggering these covenants. If we were subject to such financial covenants, we fail to comply with such covenants, and a default is declared under the Credit Facility, such default could result, among other things, in the acceleration of amounts borrowed under the Credit Facility. The Credit Facility also contains certain limitations on investments and acquisitions, and repurchases of our stock.

The Credit Facility contains a provision that limits the dollar amount of its common stock the Company may repurchase. As of March 31, 2002, $2.5 million was available under the authorization.

Interest Rate Swaps

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001 the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company’s outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $233,000 net of income taxes, in other liabilities and accumulated other comprehensive loss as of March 31, 2002.

Restricted Stock Issuance

In January 2002, we announced that executive management, inside directors and certain other employees voluntarily reduced their salary and cash bonus potential in 2002 in exchange for restricted stock. Approximately 224,000 shares, valued at approximately $1.2 million, were issued under this program. The shares vest over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met.

Cash Flows

During the three months ended March 31, 2002, cash flow provided by operations was $3.1 million resulting primarily from non-cash adjustments for depreciation and amortization, a decrease in income tax receivables due to cash received, a distribution from deferred compensation plan assets, and an increase in payroll related liabilities. These items are partially offset by an increase in trade receivables and a decrease in accounts payable, bank overdrafts and other liabilities.

For the three months ended March 31, 2002, cash flow used in investing activities was $44,000, resulting from capital expenditures net of proceed on disposals.

During the three months ended March 31, 2002, cash flow used by financing activities was $2.1 million primarily from the repayment of $2.2 million of borrowings under the Company’s Credit Facility.

The Company is currently considering the filing of a registration statement that would allow the issuance of common stock and other equity and financial instruments for the financing of various corporate activities to potentially include funding for acquisitions and other business expansion opportunities as well as compensation arrangements.

The Company’s Board of Directors has authorized the repurchase of up to $115 million of its common stock on the open market, from time to time, depending on market condition. As of March 31 and May 14, 2002, respectively, the Company had repurchased approximately 17.4 million shares. Approximately $17.7 million was available under current board authorization and $2.5 million was available under the current Credit Facility limitations as of May 14, 2002. Additional stock repurchases may have a material impact on the Company’s cash flow requirements.

The Company believes that cash flow from operations and borrowings under our credit facility will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, further deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance (i) that we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) that we will be able to meet the financial covenants contained in the Credit Facility. If we currently had borrowed sufficient funds to trigger the financial covenants in the Credit Facility, we would not be in compliance with such covenants. Our expectation that existing resources will fund working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. The effect of a 1% change in interest rates would currently have an annual impact of $40,000. The Company does not engage in trading market risk sensitive instruments for speculative purposes. The Company is managing its exposure to changes in interest rates from its Credit Facility by entering into interest rate swap agreements which allow it to convert $22 million of its debt from variable to fixed interest rates. The Company believes that effects of changes in interest rates are limited and would not have a material impact on its operations.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

None

     (b)  Reports:

The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By: /s/ William L. Sanders

William L. Sanders Senior Vice President Chief Financial Officer

By: /s/ David M. Kelly

David M. Kelly Vice President Chief Accounting Officer

Date: May 14, 2002