Form 10-Q
period 2002-06-30
KFORCE  INC
filed 2002-08-14
CIK 930420

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-26058

Kforce Inc.
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-3264661 (I.R.S. Employer Identification No.)

1001 East Palm Avenue TAMPA, FLORIDA (Address of principal executive offices)	33605 (Zip-Code)

Registrant’s telephone number, including area code: (813) 552-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

As of August 12, 2002 the registrant had 31,650,727 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30,	December 31,
	2002	2001

Assets:
Current Assets:
Cash and cash equivalents	$3,301	$255
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,305 and $5,470, respectively	68,747	71,133
Income tax refund receivables	5,553	5,233
Deferred tax asset, current	2,222	4,037
Prepaid expenses and other current assets	4,903	4,956

Total current assets	84,726	85,614
Receivables from officers and related parties, net of allowance of $300	735	726
Fixed assets, net	12,736	15,367
Deferred tax asset, non-current	—	1,847
Other assets, net	16,004	23,414
Goodwill, net of accumulated amortization of $16,955	95,621	95,804

Total assets	$209,822	$222,772

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and other accrued liabilities	$13,197	$14,231
Accrued payroll costs	22,733	21,326
Bank overdrafts	4,735	6,974

Total current liabilities	40,665	42,531
Long term debt	22,000	28,185
Deferred tax liability, non-current	335	—
Other long-term liabilities	9,824	13,247

Total liabilities	72,824	83,963

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01; 250,000 shares authorized, 48,335 and 48,264 issued and outstanding, respectively	483	483
Additional paid-in-capital	196,634	195,177
Unamortized stock based compensation	(1,091)	—
Accumulated other comprehensive loss	(538)	(596)
Retained earnings	31,971	34,275
Less reacquired stock at cost; 16,511 and 16,524 shares, respectively	(90,461)	(90,530)

Total stockholders’ equity	136,998	138,809

Total liabilities and stockholders’equity	$209,822	$222,772

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net service revenues	$129,467	$176,910	$261,140	$372,201
Direct costs of services	86,035	107,835	173,937	223,026

Gross profit	43,432	69,075	87,203	149,175
Selling, general and administrative expenses	41,358	60,286	84,411	130,321
Depreciation and amortization expense	2,503	4,602	5,227	8,592

(Loss) income from operations	(429)	4,187	(2,435)	10,262
Other expense, net	541	665	992	1,730

(Loss) income before income taxes	(970)	3,522	(3,427)	8,532
(Benefit from) provision for income taxes	(263)	1,713	(1,123)	3,880

Net (loss) income	(707)	1,809	(2,304)	4,652
Other comprehensive income (loss):
Foreign currency translation	—	(15)	—	(15)
Change in fair value of cash flow hedges, net of taxes	(82)	(62)	58	(62)

Comprehensive (loss) income	$(789)	$1,732	$(2,246)	$4,575

(Loss) earnings per share — Basic	$(.02)	$.06	$(.07)	$.14

Weighted average shares outstanding — Basic	31,839	31,928	31,836	32,321

(Loss) earnings per share — Diluted	$(.02)	$.06	$(.07)	$.14

Weighted average shares outstanding — Diluted	31,839	32,739	31,836	32,714

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	SIX MONTHS ENDED

	June 30,	June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(2,304)	$4,652
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,227	8,592
Provision for (recovery of)fallouts and bad debts on accounts and notes receivable	739	(351)
Amortization of stock based compensation	110	—
(Gain) loss on asset sales/disposals	(22)	81
Loss on asset impairment	807	—
Deferred compensation expense, net	124	(503)
(Increase) decrease in operating assets:
Trade receivables	1,647	22,506
Prepaid expenses and other current assets	(223)	(6,932)
Income taxes, net	3,665	(1,475)
Other assets, net	567	309
Deferred compensation plan, net	(12)	—
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(550)	1,348
Accrued payroll costs	1,949	(3,790)
Bank overdrafts	(2,239)	(6,403)
Other long-term liabilities	(170)	(553)

Cash provided by operating activities	9,315	17,481

Cash flows from investing activities:
Capital expenditures, net	(357)	(3,503)
Proceeds from sale of furniture and equipment	30	5

Cash used in investing activities	(327)	(3,498)

Cash flows from financing activities:
Repayments on bank line of credit	(6,185)	(7,000)
Proceeds from exercise of stock options	243	79
Repurchase of common stock	—	(8,058)

Cash used in financing activities	(5,942)	(14,979)

Increase in cash and cash equivalents	3,046	(996)
Cumulative translation adjustment	—	(15)
Cash and cash equivalents at beginning of period	255	1,865

Cash and cash equivalents at end of period	$3,301	$854

Supplemental Cash Flow Information
Cash (refunded) paid during the period for:
Income taxes	$(4,750)	$5,348
Interest	1,205	1,249
Supplemental Non Cash Flow Information
401(k) matching contribution	—	847
Deferred compensation plan contribution	—	1,017
Employee stock purchase plan contribution	542	1,079
Change in the fair value of cash flow hedges, net of taxes	58	(62)
Issuance of restricted stock	1,201	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,

	2002	2001

Common stock — shares:
Shares at beginning of period	48,264	46,959
Exercise of stock options	71	23

Shares at end of Period	48,335	46,982

Common stock — par value	$483	$470

Additional paid in capital:
Balance at beginning of period	$195,177	$191,007
Exercise of stock options	242	79
Disqualifying dispositions	26	4
401K matching contribution	—	(502)
Deferred compensation plan net (contributions)/forfeitures	1	(578)
Employee stock purchase plan contribution	(13)	(1,235)
Issuance of restricted stock	1,201	—

Balance at end of Period	$196,634	$188,775

Unamortized stock based compensation:
Balance at beginning of period	$—	$—
Issuance of restricted stock	(1,201)	—
Amortization of stock based compensation	110

Balance at end of Period	$(1,091)	$—

Accumulated other comprehensive loss:
Balance at beginning of period	$(596)	$(267)
Foreign currency translation adjustment	—	(15)
Change in fair value of cash flow hedges, net of taxes	58	(62)

Balance at end of Period	$(538)	$(344)

Retained earnings:
Balance at beginning of period	$34,275	$46,363
Net (loss) income	(2,304)	4,652

Balance at end of Period	$31,971	$51,015

Treasury stock — shares:
Shares at beginning of period	16,524	14,802
401K matching contribution	—	(242)
Deferred compensation plan net (contributions)/forfeitures	88	(328)
Employee stock purchase plan contribution	(101)	(415)
Repurchase of common stock	—	1,675

Shares at end of Period	16,511	15,492

Treasury stock — cost:
Balance at beginning of period	$(90,530)	$(82,536)
401K matching contribution	—	1,349
Deferred compensation plan net (contributions)/forfeitures	(486)	1,595
Employee stock purchase plan contribution	555	2,314
Repurchase of common stock	—	(8,058)

Balance at end of Period	$(90,461)	$(85,336)

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

Allowance for Doubtful Accounts and Fallouts. The Company has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and management believes the reserves are adequate. It is possible that the accuracy of the estimation process could be materially impacted as the composition of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible. We cannot, however, guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

Cash and Cash Equivalents. The Company classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

Self-insurance. The Company offers an employee benefit program for all eligible employees for which it is self-insured for a portion of the cost. The Company is liable for claims up to $150 per claim and aggregate claims up to a defined yearly payment limit. All full-time employees and full-time consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Income Taxes. The Company accounts for income taxes using an asset and liability approach for the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax effects of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital. No valuation allowance has been recorded because the Company has determined that it is more likely than not that the deferred tax asset will be realized.

Earnings Per Share. Options to purchase 7,008 and 7,592 shares of common stock were not included in the computation of diluted earnings per share during the three and six months ended June 30, 2002 as compared to 4,765 and 5,286 for the same periods in 2001, because these options were anti-dilutive. Options to purchase 2,383 and 2,176 shares of common stock were included in the computation of diluted earnings per share during the three and six months ended June 30, 2001.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments, which arise primarily from activities of the Company’s Canadian operations, and unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133,“Accounting for Derivative Instruments and Hedging Activities”.

Impairment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for the Company as of January 1, 2002, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future cash flows or the anticipated recoverability of costs incurred and if necessary determining the amount of the loss, if any, by evaluating the fair value of the assets. During the quarter ended June 30, 2002 the Company identified impairment losses of $807 relating to the write off of capitalized software which will not be implemented by the company.

Foreign Currency Translation Adjustments. For the period ended June 30, 2001 the results of operations from the Company’s Canadian operations, which were sold in June 2001, were translated into U.S. dollars using the weighted average exchange rates during the period, while assets and liabilities have been translated using current or historical rates depending upon the related assets. Resulting foreign currency translation adjustments have been recorded in Other Comprehensive Income (Loss).

Accounting for Derivatives. The Company accounts for derivatives under SFAS 133, as amended by SFAS 137 and 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and are recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The Company does not enter into or hold derivatives for trading or speculative purposes.

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22,000 with terms expiring no later than May 2003. Effective October 24, 2001, the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12,000 of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company’s outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $315 and $373 net of income taxes of $210 and $248, in other liabilities and accumulated other comprehensive income (loss) as of June 30, 2002 and December 31, 2001, respectively.

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

In October 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which replaces SFAS 121, the accounting model for long lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations — Reporting the effects of Disposal of a Segment of a Business”, for the disposal of segments of business. SFAS 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations.

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

Effective January 1, 2002, the Company reclassified billable expenses to revenue based on the Emerging Issues Task Force, Issue No 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Historically the reimbursements were classified as direct costs of services in the Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period information has been adjusted to comparably reflect the effects of this reclassification. Billable expenses were $2,713 and $3,973 for the three months ended June 30, 2002 and 2001 and $5,504 and $7,644 and for the six months then ended, respectively.

NOTE B — INTANGIBLE ASSETS

Effective July 1, 2001 the Company adopted SFAS 141, “Business Combinations”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead to be tested for impairment on an annual basis.

SFAS 142 provides a six-month transitional period from the effective date of the adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. In the first step the Company identified its reporting units and determined the carrying value of each by assigning the Company’s assets and liabilities, including existing goodwill, to them as of January 1, 2002. The Company identified its reporting units as Information Technology, Finance and Accounting, Health and Life Sciences and Human Resources. The Human Resources business line is part of the Information Technology reporting segment but based on analysis under SFAS 142 the Company has determined that the business line meets the criteria for a reporting unit. The Company then determined the fair value of each reporting unit utilizing an independent appraiser, by using a combination of present value and several earning valuation techniques and comparing it to the carrying value of each reporting unit. The Company completed the first step, as of June 30, 2002, which indicates that impairment may exist in the Information Technology and Human Resources units. The potential impairment of existing goodwill, if any, could range from a nominal amount to an amount exceeding a majority of total existing goodwill for the units of approximately $59,378 for Information Technology and approximately $11,136 for Human Resources.

In the second step the Company will compare the implied fair value of the affected reporting units’ goodwill to its carrying value to determine the amount of the impairment. The fair value of goodwill will be determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, “Business Combinations”. The Company must complete the second step as soon as practicable and no later then December 31, 2002.

Conditions contributing to the goodwill impairment are negative industry and economic trends which have lowered profits and cash flows over the last 18 months and which continue to impact earnings forecasts.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. At December 31, 2001, goodwill, net of accumulated amortization, was $95,804. Goodwill amortization expense was $1,036 and $2,082 for the three and six months ended June 30, 2001. A reconciliation of previously reported net (loss) income and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income (loss) tax effect follows:

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Reported net income (loss)	$(707)	$1,809	$(2,304)	$4,652
Add: Goodwill amortization, net of income tax	—	641	—	1,291

Adjusted net income (loss)	$(707)	$2,450	$(2,304)	$5,943

Earnings (loss) per share — Basic
Reported earnings (loss)	$(.02)	$.06	$(.07)	$.14
Goodwill amortization, net of income tax	—	.02	—	.04

Adjusted earnings (loss)	$(.02)	.08	$(.07)	$.18

Earnings (loss) per share — Diluted
Reported earnings (loss)	$(.02)	$.06	$(.07)	$.14
Goodwill amortization, net of income tax	—	.02	—	.04

Adjusted earnings (loss)	$(.02)	$.08	$(.07)	$.18

Acquired intangible assets are summarized as follows at:

	Gross Carrying	Accumulated	Net Carrying
June 30, 2002	Amount	Amortization	Amount

Amortizable Intangible Assets
Non-compete agreements	$373	$55	$318
Customer lists	1,304	190	1,114

Subtotal	1,677	245	1,432
Unamortizable intangible assets
Goodwill	112,576	16,955	95,621

Total	$114,253	$17,200	$97,053

	Gross Carrying	Accumulated	Net Carrying
December 31, 2001	Amount	Amortization	Amount

Amortizable intangible Assets
Non-compete agreements	$373	$—	$373
Customer lists	1,304	—	1,304

Subtotal	1,677	—	1,677
Unamortizable intangible assets
Goodwill	112,759	16,955	95,804

Total	$114,436	$16,955	$97,481

The Company’s estimated amortization expense related to these acquired intangible assets is $419 for each of the four fiscal years beginning in 2002. Amortizable intangible assets are included in Other assets, net on the Unaudited Condensed Consolidated Balance Sheets.

The $183 reduction in gross carrying amount of goodwill between June 30, 2002 and December 31, 2001 is attributable to a change in the allocation of the purchase price for those acquisitions completed in December 2001.

NOTE C — CREDIT FACILITY

On November 3, 2000 the Company entered into a $90,000 Amended and Restated Credit Facility with Bank of America (“the Credit Facility”). This Credit Facility has an initial term of three years. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. As of June 30, 2002, one-month LIBOR was 1.84%. Pricing is changed quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. The amount available under the credit facility as of June 30, 2002 was $31,895. The amount available without triggering debt covenants as of June 30, 2002 was $11,895. We currently would not be in compliance with such financial covenants if such covenants were applicable and at certain times we have borrowed amounts that put us within approximately $1,000 of triggering these covenants. If we were subject to such financial covenants, we fail to comply with such covenants, and a default is declared under the Credit Facility, such default could result, among other things, in the acceleration of amounts borrowed under the Credit Facility. The Credit Facility also contains certain limitations on investments and acquisitions, and repurchases of our stock.

The Credit Facility contains a provision that limits the dollar amount of its common stock the Company may repurchase. On August 5, 2002, this limit was increased by an additional $5 million. As of June 30, 2002 and August 12, 2002, $2,473 and $6,394 were available under the authorization.

NOTE D — STOCKHOLDERS’ EQUITY

During the first quarter, the Company issued restricted stock to executive management, inside directors and certain other employees who voluntarily reduced their salary and cash bonus potential for fiscal 2002 in exchange for the restricted stock. Approximately 224 shares were issued under this program. The shares vest over a five-year period and have a vesting acceleration clause if certain Kforce common stock price thresholds are met. Upon issuance of stock under the plan, unearned compensation of $1,201, which is equivalent to the market value at the date of grant, was charged to shareholders’ equity. Due to the time acceleration clause, the Company must make a determination at each reporting date whether it is probable that the performance criteria will be met for acceleration. If it is determined that, based on information available, it is probable the performance criteria will be achieved, the Company will recognize compensation cost over the shorter period. If it is determined that, based on information available, it is not probable the performance criteria will be achieved, the Company will continue to recognize compensation cost over the service period. This amount is currently being amortized over the five-year vesting period and approximately $110 was expensed during the six months ended June 30, 2002.

NOTE E — SEGMENT ANALYSIS

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

In January 2002, the Company reclassified billable expenses to revenue based on Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Historically the reimbursements were classified as direct costs of services in the Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period information has been adjusted to comparably reflect the effects of these changes.

The Company only generates revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended June 30,

	Information	Finance and	Health and
	Technology	Accounting	Life Sciences	TOTAL

2002
Net Service Revenue
Flexible Billings	$53,312	$24,289	$40,950	$118,551
Search Fees	2,859	6,698	1,359	10,916

Total Revenue	56,171	30,987	42,309	129,467
Gross Profit	16,400	14,364	12,668	43,432
2001
Net Service Revenue
Flexible Billings	80,170	35,937	35,215	151,322
Search Fees	9,209	14,689	1,690	25,588

Total Revenue	89,379	50,626	36,905	176,910
Gross Profit	29,893	26,153	13,029	69,075

For the six months ended June 30,

	Information	Finance and	Health and
	Technology	Accounting	Life Sciences	TOTAL

2002
Net Service Revenue
Flexible Billings	$107,180	$50,627	$81,460	$239,267
Search Fees	5,840	13,343	2,690	21,873

Total Revenue	113,020	63,970	84,150	261,140
Gross Profit	32,899	29,021	25,283	87,203
2001
Net Service Revenue
Flexible Billings	171,316	74,573	67,690	313,579
Search Fees	22,727	32,330	3,565	58,622

Total Revenue	194,043	106,903	71,255	372,201
Gross Profit	67,539	56,689	24,947	149,175

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

Revenue recognition

Net service revenues consist of search fees and flexible billings inclusive of billable expenses and net of credits, discounts and fallouts. Flexible Billings are recognized based on hours worked by assigned personnel on a weekly basis. Search Fees are recognized when earned upon the successful completion of the placement assignment. Kforce’s policy is to replace individuals who fail to continue employment (fallouts) for the period of time specified in the agreements for search placements, generally thirty to ninety days. We have attempted to estimate credits, discounts and fallouts based on our analysis of current data and historical experience.

Allowance for doubtful accounts and fallouts

The Company has established a reserve for expected credit losses and fallouts on trade receivables based on our past experience and believe our reserves to be adequate. As a result of an ongoing analysis of factors including recent write off trends, changes in economic conditions, and concentration of accounts receivables among clients, we have increased the allowance as percentage of gross accounts receivable by 1.3% from 7.1% as of December 31, 2001 to 8.4% as of June 30, 2002. No single client has a receivable balance greater than 2% of the total accounts receivable balance. It is possible that the accuracy of our estimation process could be materially impacted as the composition of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible. We cannot, however, guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

Income taxes

The Company’s losses have resulted in net operating loss (NOL) carryforwards and other temporary differences for which the Company has recorded a deferred tax asset. Accounting principles generally accepted in the United Sates of America require that we record a valuation allowance against the deferred tax asset if it is “more likely than not” that we will not be able to utilize it to offset future taxes. We have not recorded a valuation allowance against our deferred tax asset because we believe it is more likely than not that we will be able to utilize our deferred tax asset to offset future taxes.

Accrued commissions

The Company pays commissions to its associates for successful placement of personnel. Commissions vary based on the expected annual production achieved by placement specialists and on the actual cash collections from the customer. We have estimated accrued commissions based on our analysis of actual data and historical experience of cash collections.

Impairment

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for the Company as of January 1, 2002, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future cash flows or the anticipated recoverability of costs incurred and if necessary determining the amount of the loss, if any, by evaluating the fair value of the assets. During the quarter ended June 30, 2002 the Company identified impairment losses of $807,000 relating to the write off of capitalized software which will not be implemented by the Company.

Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and other Intangible Assets”. Accordingly, as of January 1, 2002, the Company discontinued amortizing goodwill. SFAS 142 also provides specific guidance for testing goodwill annually for impairment beginning with an initial transitional goodwill impairment test that is required to be completed within six months of the year of the initial adoption of SFAS 142. The Company has completed the initial transitional goodwill impairment test as of June 30, 2002. In the first step the Company identified its reporting units and determined the carrying value of each by assigning the Company’s assets and liabilities, including existing goodwill, to them as of January 1, 2002. The Company then determined the fair value of each reporting unit utilizing an independent appraiser, by using a combination of present value and several earning valuation techniques and compared it to the carrying value of each reporting unit. The first step indicates that impairment may exist in the Information Technology and Human Resources units. The potential impairment of existing goodwill, if any, could range from a nominal amount to an amount exceeding a majority of total goodwill for the units of approximately $59.4 million for Information Technology and approximately $11.1 million for Human Resources.

In the second step the Company will compare the implied fair value of the affected reporting units’ goodwill to its carrying value to determine the amount of the impairment. The Company must complete the second step as soon as practicable and no later then December 31, 2002.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company’s condensed consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:

	Three months ended June,		Six months ended June,

	2002	2001	2002	2001

Net Service Revenue by Segment:
Information Technology	43.3%	50.5%	43.3%	52.1%
Finance and Accounting	23.9	28.6	24.5	28.7
Health and Life Sciences	32.7	20.9	32.2	19.2

Net service revenues	100.0	100.0	100.0	100.0
Revenue by Time:
Flexible Billings	91.6%	85.6%	91.6%	84.2%
Search Fees	8.4	14.4	8.4	15.8

Net service revenues	100.0	100.0	100.0	100.0
Gross profit	33.6	39.1	33.4	40.1
Selling, general, and administrative expenses	31.9	34.1	32.3	35.0
Income (loss) before taxes	(0.8)	2.0	(1.3)	2.3
Net income (loss)	(0.6)%	1.0%	(0.9)%	1.2%

Results of Operations for each of the Three and Six Months Ended June 30, 2002 and 2001.

Net service revenues. Net service revenues decreased 26.8% and 29.8%, respectively, to $129.5 million and $261.1 million for the three and six months ending June 30, 2002 as compared to $176.9 million and $372.2 million for the same periods in 2001. The decrease was comprised of a $14.7 and a $36.7 million decrease in Search Services and a $32.8 and a $74.3 million decrease in Flexible Billings for the three and six months ending June 30, 2002, as described below.

Flexible Billings decreased 21.7% and 23.7%, respectively, to $118.6 million and $239.3 million for the three and six months ending June 30, 2002 as compared to $151.3 million and $313.6 million for the same period in 2001. Search Fees decreased 57.3% and 62.7%, respectively to $10.9 million and $21.9 million for the three and six months ended June 30, 2002 as compared to $25.6 million and $58.6 million for the same period in 2001. The decrease resulted from a 63.5% decrease in the number of placements made and a 9.1% decrease in the average fees for placements versus the same period in 2001. The changes by segment and revenue type are as follows:

	Flex Revenue		Search Revenue

	Three months	Six months	Three months	Six months
	ended	ended	ended	ended

Information Technology
2002 Revenue	53,312	107,180	2,859	5,840
2001 Revenue	80,170	171,316	9,209	22,727
Percent Decrease	33.5%	37.4%	68.9%	74.3%
Financial and Accounting
2002 Revenue	24,289	50,627	6,698	13,342
2001 Revenue	35,937	74,573	14,689	32,330
Percent Decrease	32.4%	32.1%	54.4%	58.7%
Health and Life Sciences
2002 Revenue	40,950	81,460	1,359	2,690
2001 Revenue	35,215	67,690	1,690	3,565
Percent Decrease (Increase)	(16.3)%	(20.3)%	19.6%	24.6%

We believe the decreases in all Search revenues and in Flexible revenues for Information Technology and Finance and Accounting are primarily due to unfavorable economic conditions. The net increase in Flexible revenues for Health and Life Sciences is partially attributable to business acquisitions and disposals made in December 2001 which contributed an approximate $5.4 million and $10.5 million net increase in revenue for the three and six months ended. In addition, during 2001, the Company closed or sold various businesses in its Information Technology segment that contributed $.9 million and $4.2 million in revenues for the three and six months ended June 30, 2001.

Beginning in the first quarter 2002, the Company reclassified billable expenses to flexible billings based on the issuance of the Emerging Issues Task Force, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Historically the reimbursements were classified as direct costs of services in the Consolidated Statements of Operations. Results for the same period in 2001 have been adjusted for comparability. Billable expense reclasses were $2.7 million and $4.0 million for the three months ended June 30, 2002 and 2001, respectively and $5.5 million and $7.6 million for the six months ended June 30, 2002 and 2001, respectively.

Gross profit. Gross profit decreased 37.1% and 41.5% respectively, to $43.4 million and $87.2 million during the three and six months ended June 30, 2002 as compared to $69.1 million and $149.2 million for the same periods in 2001. Gross profit as a percentage of net service revenues decreased to 33.6% and 33.4% for the three and six months ended in 2002 as compared to 39.1% and 40.1% for the same periods in 2001. The decrease was primarily attributable to the decrease in higher margin Search Services as a percent of total revenues from 14.4% and 15.8% for the three and six months in 2001 to 8.4% for the same periods in 2002 and a change in the segment mix due to a decrease in higher margin Financial and Accounting flex revenues to lower margin Health and Life Sciences flex revenues which relate to fourth quarter acquisitions.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 31.4% and 35.2% to $41.4 million and $84.4 million for the three and six months ended June 30, 2002 as compared to $60.3 million and $130.3 million for the same periods in 2001. Selling, general and administrative expenses as a percentage of net service revenues decreased to 31.9% and 32.3% for the three and six months in 2002 compared to 34.1% and 35.0% for the same periods in 2001. The decrease in selling, general and administrative expense for the periods ended June 30, 2002 as compared to the same period in the prior year is primarily due to a decrease in commissions, other compensation and bad debt expense relating to the decrease in revenue; the benefits obtained from initiatives taken by management to re-engineer and streamline back-office operations; the realignment of the field management organization; and reductions in other selling, general and administrative expenses to better align expenses with revenue.

Depreciation and amortization expense. Depreciation and amortization expense decreased 45.6% and 39.16% to $2.5 million and $5.2 million for the three and six months ended June 30, 2002 compared to $4.6 million and $8.6 million for the same periods in 2001. The decrease is due primarily to the discontinuation of amortization of goodwill in accordance with SFAS 142, a new accounting pronouncement that the Company implemented on January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001, was $1.0 and $2.1 million, respectively ($.6 million and $1.3 million net of tax).

Other expense, net. Other expense, net, decreased 18.5% and 42.7% for the three and six months ended June 30, 2002 compared to the same period in 2001. The decrease in other expense was primarily due to a decrease in interest expense as a result of a reduction in long term debt.

Income (loss) before taxes. Income (loss) before taxes for the three and six months ended June 30, 2002, decreased to a loss before taxes of $1.0 million and $3.4 million for the three and six months ended, as compared to income before taxes of $3.5 million and $8.5 million for the same periods in 2001, primarily as a result of the decrease net service revenues, as discussed above.

Provision for (benefit from) income taxes. The income tax benefit for the three and six months ended June 30, 2002 was $0.3 million and $1.1 million, compared to a tax provision of $1.7 million and $3.9 million for the same periods in 2001. The effective tax rate was 32.8% for the six months ended June 30, 2002 compared to 38.0% for the same period in 2001. The difference was primarily the result of non-deductible goodwill amortization in 2001.

Net income (loss). The Company incurred a net loss of $.7 million and $2.3 million, respectively, in the three and six months ended June 30, 2002 as compared to a net income of $1.8 million and 4.7 million for the same periods in 2001 primarily as a result of the factors discussed above related to net service revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company’s sources of liquidity included $3.3 million in cash and cash equivalents, and $40.7 million in additional net working capital. In addition, we have approximately $22.0 million outstanding under the $90 million Amended and Restated Credit Facility with Bank of America (“the Credit Facility”).

Credit Facility

This Credit Facility, which was entered into on November 3, 2000, has an initial term of three years. The Credit Facility provides for a maximum revolving credit facility of $90 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. As of June 30, 2002, one-month LIBOR was 1.84%. Pricing is changed quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. The amounts available under the credit facility as of June 30, 2002 and August 12, 2002 were $31.9 million and $30.5 million respectively. The amount available without triggering debt covenants as of June 30, 2002 and August 12, 2002 were $11.9 million and $10.5  million, respectively. We currently would not be in compliance with such financial covenants if such covenants were applicable and at certain times we have borrowed amounts that put us within approximately $1.0 million of triggering these covenants. If we were subject to such financial covenants, we fail to comply with such covenants, and a default is declared under the Credit Facility, such default could result, among other things, in the acceleration of amounts borrowed under the Credit Facility. The Credit Facility also contains certain limitations on investments and acquisitions, and repurchases of our stock.

The Credit Facility contains a provision that limits the dollar amount of its common stock the Company may repurchase. On August 5, 2002, this limit was increased by an additional $5 million. As of August 12, 2002, for the period subsequent to June 30, 2002, the Company has repurchased an additional 235,100 shares. As of June 30, 2002 and August 12, 2002, $2.5 million and $6.4 million were available under the authorization.

Interest Rate Swaps

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001, the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company’s outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $315,000 and $373,000 net of income taxes, in other liabilities and accumulated other comprehensive loss as of June 30, 2002 and December 31, 2001, respectively.

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

Registration Statement on Form S-3

On May 24, 2002, the Company filed a Registration Statement on form S-3 that will allow the issuance of up to $250 million of common stock and other equity and financial instruments for the financing of various corporate activities to potentially include funding for acquisitions and other business expansion opportunities, as well as compensation arrangements. No issuance of securities has been made under this registration statement as of August 12, 2002.

Cash Flows

During the six months ended June 30, 2002, cash flow provided by operations was $9.3 million resulting primarily from non-cash adjustments for depreciation and amortization, a decrease in trade receivables; a decrease in income tax receivables due to cash received during the period, a distribution from deferred compensation plan assets, and an increase in payroll related liabilities. These items are partially offset by a decrease in accounts payable, bank overdrafts and other liabilities.

For the six months ended June 30, 2002, cash flow used in investing activities was $0.3 million resulting from capital expenditures net of proceeds on disposals.

During the six months ended June 30, 2002, cash flow used by financing activities was $5.9 million, primarily from the repayment of $6.2 million of borrowings under the Company’s Credit Facility.

The Company’s Board of Directors has authorized the repurchase of up to $115 million of its common stock on the open market, from time to time, depending on market condition. As of June 30 and August 12, 2002, the Company had repurchased approximately 17.4 million shares, 17.6 million shares respectively. Approximately $17.7 million and $16.7 million was available under current board authorization and $2.5 million and $6.4 million was available under the current Credit Facility limitations as of June 30, 2002 and August 12, 2002, respectively. Additional stock repurchases may have a material impact on the Company’s cash flow requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. As of June 30, 2002 and August 12, 2002, the notional value of outstanding interest rate swap agreements of $22 million is equal to the amount outstanding under the Credit Facility. Therefore changes in interest rates will currently not affect the Company’s interest expense. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports:

The Company filed a Current Report on Form 8-K on May 24, 2002. Kforce Inc. amended its audited financial statements and related items as originally reported in the 2001 Annual Report on Form 10-K to update the consolidated financial statements for disclosures necessitated by the adoption on January 1, 2002 of accounting standards as follows:

•	Historical transactional proforma disclosures in Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”; and

•	Application of the Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursement Received for Out of Pocket Expenses Incurred”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By: /s/ William L. Sanders

William L. Sanders Senior Vice President Chief Financial Officer

By: /s/ David M. Kelly

David M. Kelly Vice President Chief Accounting Officer

Date: August 14, 2002