Form 10-Q
period 2002-09-30
KFORCE  INC
filed 2002-11-14
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  YES  [X]    NO  [ ]

As of November 12, 2002 the registrant had 31,215,646 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30,	December 31,
	2002	2001

Assets:

Current Assets:

Cash and cash equivalents	$10,645	$255

Trade receivables, net of allowance for doubtful accounts and fallouts of $6,274 and $5,470, respectively	68,650	71,133

Income tax refund receivables	726	5,233

Deferred tax asset, current	2,222	4,037

Prepaid expenses and other current assets	3,785	4,956

Total current assets	86,028	85,614

Receivables from officers and related parties, net of allowance of $300	734	726

Fixed assets, net	11,524	15,367

Deferred tax asset, non-current	4	1,847

Other assets, net	12,176	23,414

Goodwill, net of accumulated amortization of $16,955	95,621	95,804

Total assets	$206,087	$222,772

Liabilities and Stockholders’ Equity:

Current Liabilities:

Bank overdrafts	4,753	6,974

Accounts payable and other accrued liabilities	$13,221	$14,231

Accrued payroll costs	22,391	21,326

Total current liabilities	40,365	42,531

Long term debt	22,000	28,185

Other long-term liabilities	7,764	13,247

Total liabilities	70,129	83,963

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding	—	—

Common stock, par value $.01; 250,000 shares authorized, 48,337 and 48,264 issued and outstanding, respectively	483	483

Additional paid-in-capital	196,584	195,177

Unamortized stock based compensation	(1,031)	—

Accumulated other comprehensive loss	(556)	(596)

Retained earnings	32,095	34,275

Less reacquired stock at cost; 16,787 and 16,524 shares, respectively	(91,617)	(90,530)

Total stockholders’ equity	135,958	138,809

Total liabilities and stockholders’equity	$206,087	$222,772

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net service revenues	$128,900	$152,691	$390,040	$524,891

Direct costs of services	86,967	95,290	260,904	318,315

Gross profit	41,933	57,401	129,136	206,576

Selling, general and administrative expenses	39,290	52,021	123,701	182,343

Depreciation and amortization expense	2,386	4,645	7,613	13,237

Income (loss) from operations	257	735	(2,178)	10,996

Other expense, net	537	660	1,529	2,390

(Loss) income before income taxes	(280)	75	(3,707)	8,606

(Benefit from) provision for income taxes	(404)	35	(1,527)	3,915

Net income (loss)	124	40	(2,180)	4,691

Other comprehensive loss:

Foreign currency translation	—	—	—	(15)

Change in fair value of cash flow hedges, net of taxes	(18)	(270)	(40)	(332)

Comprehensive income (loss)	$106	$(230)	$(2,220)	$4,344

Earnings (loss) per share – Basic	$.00	$.00	$(.07)	$.15

Weighted average shares outstanding – Basic	31,695	31,635	31,789	31,992

Earnings (loss) per share – Diluted	$.00	$.00	$(.07)	$.14

Weighted average shares outstanding – Diluted	31,881	32,397	31,789	32,518

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	NINE MONTHS ENDED
	September 30,	September 30,
	2002	2001

Cash flows from operating activities:

Net (loss) income	$(2,180)	$4,691

Adjustments to reconcile net (loss) income to cash provided by operating activities:

Depreciation and amortization	7,613	13,237

Provision for (recovery of)fallouts and bad debts on accounts and notes receivable	1,474	(185)

Amortization of stock based compensation	170	—

Loss on asset sales/disposals	23	7

Loss on asset impairment	1,607	—

Deferred compensation expense, net	(150)	2,523

Decrease (increase) in operating assets:

Trade receivables	1,009	33,194

Prepaid expenses and other current assets	777	(4,758)

Income taxes, net	8,164	—

Other assets, net	912	(1,716)

Deferred compensation plan, net	(12)	—

(Decrease) increase in operating liabilities:

Accounts payable and other accrued liabilities	(376)	(3,487)

Accrued payroll costs	1,948	(10,077)

Bank overdrafts	(2,221)	(3,734)

Income tax (payable) refund	—	(1,496)

Other long-term liabilities	(512)	(2,293)

Cash provided by operating activities	18,246	25,906

Cash flows from investing activities:

Capital expenditures, net	(375)	(5,070)

Proceeds from sale of furniture and equipment	34	45

Cash used in investing activities	(341)	(5,025)

Cash flows from financing activities:

Repayments on bank line of credit	(6,185)	(8,396)

Proceeds from exercise of stock options	247	135

Repurchase of common stock	(1,577)	(14,350)

Cash used in financing activities	(7,515)	(22,611)

Increase (decrease) in cash and cash equivalents	10,390	(1,730)

Cumulative translation adjustment	—	(15)

Cash and cash equivalents at beginning of period	255	1,865

Cash and cash equivalents at end of period	$10,645	$120

Supplemental Cash Flow Information

Cash (refunded) paid during the period for:

Income taxes	$(9,640)	$5,405

Interest	1,761	1,991

Supplemental Non Cash Flow Information

401(k) matching contribution	—	847

Deferred compensation plan contribution	—	788

Employee stock purchase plan contribution	882	1,805

Change in the fair value of cash flow hedges, net of taxes	40	(332)

Issuance of restricted stock	1,201	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2002	2001

Common stock – shares:

Shares at beginning of period	48,264	46,959

Exercise of stock options	73	39

Shares at end of Period	48,337	46,998

Common stock – par value	$483	$470

Additional paid in capital:

Balance at beginning of period	$195,177	$191,007

Exercise of stock options	247	135

Disqualifying dispositions	26	4

401K matching contribution	—	(502)

Deferred compensation plan net contributions	(61)	(571)

Employee stock purchase plan contribution	(6)	(2,076)

Issuance of restricted stock	1,201	—

Balance at end of Period	$196,584	$187,997

Unamortized stock based compensation:

Balance at beginning of period	$—	$—

Issuance of restricted stock	(1,201)	—

Amortization of stock based compensation	170

Balance at end of Period	$(1,031)	$—

Accumulated other comprehensive loss:

Balance at beginning of period	$(596)	$(267)

Foreign currency translation adjustment	—	(15)

Change in fair value of cash flow hedges, net of taxes	40	(332)

Balance at end of Period	$(556)	$(614)

Retained earnings:

Balance at beginning of period	$34,275	$46,363

Net (loss) income	(2,180)	4,691

Balance at end of Period	$32,095	$51,054

Treasury stock – shares:

Shares at beginning of period	16,524	14,802

401K matching contribution	—	(242)

Deferred compensation plan net (contributions)/forfeitures	72	(246)

Employee stock purchase plan contribution	(162)	(699)

Repurchase of common stock	353	2,899

Shares at end of Period	16,787	16,514

Treasury stock – cost:

Balance at beginning of period	$(90,530)	$(82,536)

401K matching contribution	—	1,349

Deferred compensation plan net (contributions)/forfeitures	(398)	1,359

Employee stock purchase plan contribution	888	3,881

Repurchase of common stock	(1,577)	(14,350)

Balance at end of Period	$(91,617)	$(90,297)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of Kforce Inc. and its wholly owned subsidiaries (the “Company”). All material intercompany transactions and balances have been eliminated in consolidation.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach for the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts and the tax bases of other assets and liabilities. The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected in additional paid-in capital. No valuation allowance has been recorded because the Company has determined that it is more likely than not that the deferred tax asset will be realized.

Earnings Per Share. Options to purchase 5,601 and 7,596 shares of common stock were not included in the computation of diluted earnings per share during the three and nine months ended September 30, 2002 as compared to 4,510 and 5,218 for the same periods in 2001, because these options were anti-dilutive. Options to purchase 1,212, 2,224 and 2,281 shares of common stock were included in the computation of diluted earnings per share during the three months ended September 30, 2002, and the three and nine months ended September 30, 2001, respectively.

Impairment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for the Company as of January 1, 2002, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and if necessary determining the amount of the loss, if any, by evaluating the fair value of the assets. During the quarter ended September 30, 2002 the Company began a review of its customer relationship management (CRM) software. Based on this review, it was determined that a significant redesign of the software is needed and that the current value of the Company’s CRM software was impaired. The Company recognized impairment losses of $800 relating to the CRM software during the quarter ended September 30, 2002. Impairment losses of $1,607 relating to capitalized software have been recognized by the Company for the nine months ended September 30, 2002.

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

Foreign Currency Translation Adjustments. For the period ended June 30, 2001, the results of operations from the Company’s Canadian operations, which were sold in June 2001, were translated into U.S. dollars using the weighted average exchange rates during the period. Remaining assets and liabilities have been translated using current or historical rates depending upon the related assets. Resulting foreign currency translation adjustments have been recorded in Other Comprehensive Income (Loss).

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

In April 2001, the Company entered into two fixed interest rate swap contracts, with terms expiring no later than May 2003, in relation to $22,000 of the Company’s outstanding debt under its Credit Facility for a total notional amount of $22,000. Effective October 24, 2001, the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12,000 of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company’s outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $332 and $332 net of income taxes of $222 and $221, in other liabilities and accumulated other comprehensive income (loss) as of September 30, 2002 and September 30, 2001, respectively.

Recent Accounting Pronouncements.

Effective January 1, 2002, the Company reclassified billable expenses to revenue based on the Emerging Issues Task Force, Issue No 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. Historically the reimbursements were classified as direct costs of services in the Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period information has been adjusted to comparably reflect the effects of this reclassification. Billable expenses were $2,872 and $2,508 for the three months ended September 30, 2002 and 2001 and $8,376 and $10,151 and for the nine months then ended, respectively.

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which replaces SFAS 121, the accounting model for long lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the effects of Disposal of a Segment of a Business”, for the disposal of segments of business. SFAS 144 requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with the operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions in SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Effective January 1, 2002, the Company adopted SFAS 144. There was no impact on the Company’s financial position or results of operations as a result of adopting this standard.

The FASB recently issued the following SFAS’s and the Company is currently determining the impact that these standards will have on its financial statements.

•	In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002.

•	In April 2002, the FASB adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections (“SFAS No. 145”). SFAS No. 145 rescinds FASB No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers, and FASB No. 13, Accounting for Leases, eliminating an inconsistency between certain sale-leaseback transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.

•	In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

NOTE B – INTANGIBLE ASSETS

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

SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment exists, the Company must perform a second test to measure the amount of the impairment. In the first step the Company identified its reporting units and determined the carrying value of each by assigning the Company’s assets and liabilities, including existing goodwill, to them as of January 1, 2002. The Company identified its reporting units as Information Technology, Finance and Accounting, Health and Life

Sciences and Human Resources. The Human Resources business line is part of the Information Technology reporting segment, but based on analysis under SFAS 142 the Company has determined that the business line meets the criteria for a reporting unit. The Company then determined the fair value of each reporting unit utilizing an independent appraiser, by using a combination of present value and several earning valuation techniques and comparing it to the carrying value of each reporting unit. The Company completed this first step, as of June 30, 2002, and determined that an impairment may exist in the Information Technology and Human Resources units.

In the second step the Company will compare the implied fair value of the affected reporting units’ goodwill to the carrying value to determine the amount of the impairment. The fair value of goodwill will be determined by allocating the reporting units fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141. The Company will complete the second step no later then December 31, 2002. We estimate the potential impairment of goodwill for the two units could be as much as $35 million.

Conditions contributing to the goodwill impairment are negative industry and economic trends which have lowered profits and cash flows over the last 18 months and which continue to impact earnings forecasts.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. At December 31, 2001, goodwill, net of accumulated amortization, was $95,804. Goodwill amortization expense was $1,025 and $3,076, of which $250 and $750 is non-deductible, for the three and nine months ended September 30, 2001, respectively. A reconciliation of previously reported net (loss) income and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income (loss) tax effect follows. For purposes of the calculation of the tax effect, a 38% effective tax rate was applied to the deductible goodwill.

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001

Reported net income (loss)	$124	$40	$(2,180)	$4,691

Add: Goodwill amortization, net of income tax	—	731	—	2,194

Adjusted net income (loss)	$124	$771	$(2,180)	$6,885

Earnings (loss) per share - Basic Reported earnings (loss)	$.00	$.00	$(.07)	$.15

Goodwill amortization, net of income tax	—	.02	—	.07

Adjusted earnings (loss)	$.00	.02	$(.07)	$.22

Earnings (loss) per share – Diluted

Reported earnings (loss)	$.00	$.00	$(.07)	$.14

Goodwill amortization, net of income tax	—	.02	—	.07

Adjusted earnings (loss)	$.00	$.02	$(.07)	$.21

Acquired intangible assets are summarized as follows at:

	Gross
	Carrying	Accumulated	Net Carrying
September 30, 2002	Amount	Amortization	Amount

Amortizable Intangible Assets

Non-compete agreements	$373	$78	$295

Customer lists	1,304	272	1,032

Subtotal	1,677	350	1,327

Unamortizable intangible assets

Goodwill	112,576	16,955	95,621

Total	$114,253	$17,305	$96,948

	Gross Carrying	Accumulated	Net Carrying
December 31, 2001	Amount	Amortization	Amount

Amortizable intangible Assets

Non-compete agreements	$373	$—	$373

Customer lists	1,304	—	1,304

Subtotal	1,677	—	1,677

Unamortizable intangible assets

Goodwill	112,759	16,955	95,804

Total	$114,436	$16,955	$97,481

The Company’s estimated amortization expense related to these acquired intangible assets is $419 for each of the four fiscal years beginning in 2002. Amortizable intangible assets are included in Other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

The $183 reduction in gross carrying amount of goodwill between September 30, 2002 and December 31, 2001 is attributable to a change in the allocation of the purchase price for those acquisitions completed in December 2001.

NOTE C – CREDIT FACILITY

On November 3, 2000 the Company entered into a $90 million Amended and Restated Credit Facility with Bank of America (“the Credit Facility”). This Credit Facility has an initial term of three years. The Credit Facility provides for a maximum revolving credit facility of $90,000 (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. As of September 30, 2002, one-month LIBOR was 1.80%. Pricing is changed quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. The amount available under the credit facility as of September 30, 2002 was $32,052. The amount available without triggering debt covenants as of September 30, 2002 was $12,052. We currently would not be in compliance with such financial covenants if such covenants were applicable and at certain times we have borrowed amounts that put us within approximately $1,000 of triggering these covenants. If we were subject to such financial covenants, we fail to comply with such covenants, and a default is declared under the Credit Facility, such default could result, among other things, in the acceleration of amounts borrowed under the Credit Facility. The Credit Facility also contains certain limitations on investments and acquisitions, and repurchases of our stock.

The Credit Facility contains a provision that limits the dollar amount of common stock the Company may repurchase. On August 5, 2002, this limit was increased by an additional $5 million. As of September 30, 2002, $5,896 was available under the authorization.

NOTE D — STOCKHOLDERS’ EQUITY

During the first quarter, the Company issued restricted stock to executive management, inside directors and certain other employees who voluntarily reduced their salary and cash bonus potential for fiscal 2002 in exchange for the restricted stock. Approximately 224 shares were issued under this program. The shares vest over a five-year period and have a vesting acceleration clause if certain of the Company’s common stock price thresholds are met.

Upon issuance of stock under the plan, unearned compensation of $1,201, which is equivalent to the market value at the date of grant, was charged to shareholders’ equity. Due to the time acceleration clause, the Company must make a determination at each reporting date whether it is probable that the performance criteria will be met for acceleration. If it is determined that, based on information available, it is probable the performance criteria will be achieved, the Company will recognize compensation cost over the shorter period. If it is determined that, based on information available, it is not probable the performance criteria will be achieved, the Company will continue to recognize compensation cost over the service period. As of September 30, 2002, the Company determined that the performance criteria was not met for acceleration. Accordingly the amount is currently being amortized over the five-year vesting period and approximately $170 was expensed during the nine months ended September 30, 2002.

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

In January 2002, the Company reclassified billable expenses to revenue based on Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. Historically the reimbursements were classified as direct costs of services in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period information has been adjusted to comparably reflect the effects of this change.

The Company only generates revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended September 30,

	Information	Finance and	Health and
	Technology	Accounting	Life Sciences	TOTAL

2002

Net Service Revenue

Flexible Billings	$54,720	$23,895	$41,310	$119,925

Search Fees	2,479	5,252	1,244	8,975

Total Revenue	57,199	29,147	42,554	128,900

Gross Profit	16,717	12,467	12,749	41,933

2001

Net Service Revenue

Flexible Billings	68,996	30,528	35,154	134,678

Search Fees	5,756	10,832	1,425	18,013

Total Revenue	74,752	41,360	36,579	152,691

Gross Profit	23,998	20,680	12,723	57,401

For the nine months ended September 30,

	Information	Finance and	Health and
	Technology	Accounting	Life Sciences	TOTAL

2002

Net Service Revenue

Flexible Billings	$161,901	$74,522	$122,770	$359,193

Search Fees	8,319	18,594	3,934	30,847

Total Revenue	170,220	93,116	126,704	390,040

Gross Profit	49,617	41,488	38,031	129,136

2001

Net Service Revenue

Flexible Billings	240,311	105,101	102,845	448,257

Search Fees	28,461	43,170	5,003	76,634

Total Revenue	268,772	148,271	107,848	524,891

Gross Profit	91,528	77,390	37,658	206,576

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of the Company’s website at www.kforce.com.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words “anticipate”, “estimates”, “expects”, “intends”, “plans”, “believes” and variations thereof and similar expressions are intended to identify forward looking statements.

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

Allowance for doubtful accounts and fallouts

The Company has established a reserve for expected credit losses and fallouts on trade receivables based on our past experience. As a result of an ongoing analysis of factors including recent write off trends, changes in economic conditions, and concentration of accounts receivables among clients, we have increased the allowance as percentage of gross accounts receivable by 1.3% from 7.1% as of December 31, 2001 to 8.4% as of September 30, 2002. No single client has a receivable balance greater than 2.5% of the total accounts receivable balance. It is possible that the accuracy of our estimation process could be materially impacted as the composition of accounts receivable changes over time. We continually review and refine the estimation process to make it as reactive to these changes as possible. We cannot, however, guarantee that we will be able to accurately estimate credit losses on these accounts receivable.

Income taxes

The Company’s operating losses have resulted in net operating loss (NOL) carryforwards and other temporary differences for which the Company has recorded a deferred tax asset. Accounting principles generally accepted in the United States of America require that we record a valuation allowance against the deferred tax asset if it is “more likely than not” that we will not be able to utilize it to offset future taxes. We have not recorded a valuation allowance against our deferred tax asset because we believe it is more likely than not that we will be able to utilize our deferred tax asset to offset future taxes.

Accrued commissions

The Company pays commissions to its associates for successful placement of personnel. Commissions vary based on the estimated annual production of placement specialists and on the actual cash collections from the customer. We have estimated accrued commissions based on our analysis of actual data and historical experience of cash collections.

Impairment

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for the Company as of January 1, 2002, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and if necessary determining the amount of the loss, if any, by evaluating the fair value of the assets. During the quarter ended September 30, the company identified impairment losses of $800,000 relating to the write down of the carrying value of capitalized software which will be redesigned by the Company.

Goodwill

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and other Intangible Assets”. Accordingly, as of January 1, 2002, the Company discontinued amortizing goodwill. SFAS 142 also provides specific guidance for testing goodwill annually for impairment beginning with an initial transitional goodwill impairment test that is required to be completed within six months of the year of the initial adoption of SFAS 142. The Company has completed the initial transitional goodwill impairment test as of June 30, 2002. In the first step, the Company identified its reporting units and determined the carrying value of each by assigning the Company’s assets and liabilities, including existing goodwill, to them as of January 1, 2002. The Company then determined the fair value of each reporting unit utilizing an independent appraiser, by using a combination of present value and several earning valuation techniques and compared it to the carrying value of each reporting unit. The first step indicates that impairment may exist in the Information Technology and Human Resources units.

In the second step, the Company will compare the implied fair value of the affected reporting units’ goodwill to its carrying value to determine the amount of the impairment. The Company will complete the second step as soon as practicable and no later then December 31, 2002. We estimate the potential impairment of goodwill for the two units could be as much as $35 million.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company’s unaudited condensed consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Net Service Revenue by Segment:

Information Technology	44.4%	49.0%	43.6%	51.2%

Finance and Accounting	22.6	27.0	23.9	28.2

Health and Life Sciences	33.0	24.0	32.5	20.6

Net service revenues	100.0	100.0	100.0	100.0

Revenue by Time:

Flexible Billings	93.0%	88.2%	92.1%	85.4%

Search Fees	7.0	11.8	7.9	14.6

Net service revenues	100.0	100.0	100.0	100.0

Gross profit	32.5	37.6	33.1	39.4

Selling, general, and administrative expenses	30.5	34.1	31.7	34.7

Income (loss) before taxes	(0.2)	0.1	(0.9)	1.6

Net income (loss)	0.1%	0.0%	(0.6)%	0.9%

Results of Operations for each of the Three and Nine Months Ended September 30, 2002 and 2001.

Net service revenues. Net service revenues decreased 15.6% and 25.7%, respectively, to $128.9 million and $390.0 million for the three and nine months ending September 30, 2002, as compared to $152.7 million and $524.9 million for the same periods in 2001. The decrease was comprised of a $9.0 million and a $45.8 million decrease in Search Services and a $14.8 million and a $89.1 million decrease in Flexible Billings for the three and nine months ending September 30, 2002, as described below.

Flexible Billings decreased 10.9% and 19.9%, respectively, to $119.9 million and $359.2 million for the three and nine months ending September 30, 2002, as compared to $134.7 million and $448.3 million for the same period in 2001. Search Fees decreased 50.2% and 59.7%, respectively, to $9.0 million and $30.8 million for the three and nine months ended September 30, 2002, as compared to $18.0 million and $76.6 million for the same periods in 2001. The decrease resulted from a 46.1% decrease in the number of placements made and a 7.9% decrease in the average fees for placements versus the same three month period in 2001. The changes by segment and revenue type are as follows (in thousands):

	Flex Revenue		Search Revenue
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
Information Technology

2002 Revenue	$54,720	$161,901	$2,479	$8,319

2001 Revenue	68,996	240,311	5,756	28,461

Percent (Decrease)	(20.7)%	(32.6)%	(56.9)%	(70.8)%

Financial and Accounting

2002 Revenue	$23,895	$74,522	$5,252	$18,594

2001 Revenue	30,528	105,101	10,832	43,170

Percent (Decrease)	(21.7)%	(29.1)%	(51.5)%	(56.9)%

Health and Life Sciences

2002 Revenue	$41,310	$122,770	$1,244	$3,934

2001 Revenue	35,154	102,845	1,425	5,003

Percent Increase (Decrease)	17.5%	19.4%	(12.7)%	(21.4)%

We believe the decreases in all business unit Search revenues and in Flexible revenues for Information Technology and Finance and Accounting are primarily due to unfavorable economic conditions. The net increase in Flexible revenues for Health and Life Sciences is partially attributable to business acquisitions and disposals made in December 2001, which contributed an approximate $4.9 million and $15.4 million net increase in revenue for the three and nine months ended September 30, 2002 and 2001, respectively. In addition, during 2001, the Company closed or sold various businesses in its Information Technology segment that contributed $.7 million and $4.9 million in revenues for the three and nine months ended September 30, 2001.

Beginning in the first quarter 2002, the Company reclassified billable expenses to flexible billings based on the issuance of the Emerging Issues Task Force, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Historically the reimbursements were classified as direct costs of services in the accompanying Unaudited Condensed Consolidated Statements of Operations. Results for the same period in 2001 have been adjusted for comparability. Billable expense reclasses were $2.9 million and $2.5 million for the three months ended September 30, 2002 and 2001, respectively and $8.4 million and $10.2 million for the nine months ended September 30, 2002 and 2001, respectively.

Gross profit. Gross profit decreased 26.9% and 37.5% respectively, to $41.9 million and $129.1 million during the three and nine months ended September 30, 2002, as compared to $57.4 million and $206.6 million for the same periods in 2001. Gross profit as a percentage of net service revenues decreased to 32.5% and 33.1% for the three and nine months ended in 2002, as compared to 37.6% and 39.4% for the same periods in 2001. The decrease was primarily attributable to the decrease in higher margin Search Services as a percent of total revenues from 11.8% and 14.6% for the three and nine months in 2001, to 7.0% and 7.9% for the same periods in 2002, and a change in the segment mix due to a decrease in higher margin Financial and Accounting flex revenues to lower margin Health and Life Sciences flex revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 24.5% and 32.2% to $39.3 million and $123.7 million for the three and nine months ended September 30, 2002, as compared to $52.0 million and $182.3 million for the same periods in 2001. Selling, general and administrative expenses as a percentage of net service revenues decreased to 30.5% and 31.7% for the three and nine months in 2002 compared to 34.1% and 34.7% for the same periods in 2001. The decrease in selling, general and administrative expense for the periods ended September 30, 2002 as compared to the same periods in the prior year is primarily due to a decrease in commissions and other compensation expense relating to the decrease in revenue; a decrease in bad debt write offs on accounts receivables due to improved collections activity; the benefits obtained from initiatives taken by management to re-engineer and streamline back-office operations; the realignment of the field management organization; and reductions in other selling, general and administrative expenses to better align expenses with revenue.

Depreciation and amortization expense. Depreciation and amortization expense decreased 48.6% and 42.5% to $2.4 million and $7.6 million for the three and nine months ended September 30, 2002 compared to $4.6 million and $13.2 million for the same periods in 2001. The decrease is due primarily to the decrease in depreciation on owned assets which were replaced by leased assets and the discontinuation of amortization of goodwill in accordance with SFAS 142, a new accounting pronouncement that the Company implemented on January 1, 2002. Goodwill amortization for the three and nine months ended September 30, 2001, was $1.0 and $3.1 million, respectively ($.7 million and $2.2 million net of tax).

Other expense, net. Other expense, net, decreased 18.6% and 36.0% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. The decrease in other expense was primarily due to a decrease in interest expense as a result of a reduction in long term debt.

Income (loss) before taxes. Income (loss) before taxes for the three and nine months ended September 30, 2002, decreased to a loss before taxes of $.3 million and $3.7 million, as compared to income before taxes of $.1 million and $8.6 million for the same periods in 2001, primarily as a result of the decrease net service revenues, as discussed above.

(Benefit from) provision for income taxes. The income tax benefit for the three and nine months ended September 30, 2002, was $0.4 million and $1.5 million, compared to a tax provision of $.0 million and $3.9 million for the same periods in 2001. The effective tax rate was 41.4% for the nine months ended September 30, 2002, compared to 45.5% for the same period in 2001. The difference was primarily the result of non-deductible goodwill amortization in 2001. The Company calculates the current quarter (benefit from) provision for income taxes using an anticipated full year effective tax rate. Any additional (benefit from) provision for income taxes related to prior quarters as a result of changes in the anticipated full year effective tax rate are reflected in the current quarter.

Net income (loss). Net income (loss) for the three and nine months ended September 30, 2002, was $.1 million and $(2.2) million, respectively, as compared to a net income of $.0 million and $4.7 million for the same periods in 2001, primarily as a result of the factors discussed above related to net service revenues.

The Company continues to evaluate its operating costs and balance sheet accounts to the extent its revenue base declines. Costs for the consolidation of offices, changing vendors of our outsourced data center, severance and streamlining of operations, impairment of assets and goodwill, and fees and costs associated with the proposed new Credit Facility could negatively affect net income for both the fourth quarter and the year by significant amounts.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company’s sources of liquidity included $10.6 million in cash and cash equivalents, and $35.0 million in additional net working capital. In addition, we have approximately $22.0 million in debt outstanding.

Credit Facility

On November 3, 2000 the Company entered into a $90 million Amended and Restated Credit Facility with Bank of America (“the Credit Facility”). This Credit Facility had an initial term of three years. The Credit Facility provided for a maximum revolving credit facility of $90 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of the Company. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. As of September 30, 2002, one-month LIBOR was 1.80%. Pricing is changed quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. The amounts available under the credit facility as of September 30, 2002 and November 12, 2002 were $32.1 million and $37.4 million respectively. The amount available without triggering debt covenants as of September 30, 2002 and November 12, 2002 were $12.1 million and $17.4 million, respectively. We currently would not be in compliance with such financial covenants if such covenants were applicable and at certain times we have borrowed amounts that put us within approximately $1.0 million of triggering these covenants. If we were subject to such financial covenants, we fail to comply with such covenants, and a default is declared under the Credit Facility, such default could result, among other things, in the acceleration of amounts borrowed under the Credit Facility. The Credit Facility also contains certain limitations on investments and acquisitions, and repurchases of our stock.

The Credit Facility contains a provision that limits the dollar amount of its common stock the Company may repurchase. On August 5, 2002, this limit was increased by an additional $5 million. For the three month period ended September 30, 2002, the Company repurchased 352,800 shares of common stock for $1.6 million. As of November 12, 2002, for the period subsequent to September 30, 2002, the Company has repurchased as additional 334,700 shares. As of September 30, 2002 and November 12, 2002, $5.9 million and $4.8 million were available under the authorization.

The Company is currently in negotiations with a syndicate of lenders on a new $100 million credit facility that would expire in November 2005. The new facility would reduce the pricing and improve the flexibility for the Company to make acquisitions and repurchase stock. Though there can be no assurance that it will be completed, we anticipate execution of a new agreement prior to the end of 2002.

Interest Rate Swaps

In April 2001, the Company entered into two fixed interest rate swap contracts in relation to a portion of its Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001, the Company obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swaps contracts. The contracts, which have been classified as cash flow hedges, effectively convert a portion of the Company’s outstanding debt under its Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts, approximately $332,000 and $332,000 net of income taxes, in other liabilities and accumulated other comprehensive loss as of September 30, 2002 and September 30, 2001, respectively.

Restricted Stock Issuance

In January 2002, we announced that executive management, inside directors and certain other employees voluntarily reduced their salary and cash bonus potential in 2002 in exchange for restricted stock. Approximately 224,000 shares, valued at approximately $1.2 million, were issued under this program. The shares vest over a five year period with an acceleration clause if certain of the Company’s common stock price thresholds are met.

Registration Statement on Form S-3

On May 24, 2002, the Company filed a Registration Statement on form S-3 that will allow the issuance of up to $250 million of common stock and other equity and financial instruments for the financing of various corporate activities to potentially include funding for acquisitions and other business expansion opportunities, as well as compensation arrangements. No issuance of securities has been made under this registration statement as of November 12, 2002.

Income Tax Audits

The Company has received confirmation from the U.S. Internal Revenue Service that they have completed their income tax audit for the fiscal years ended December 31, 1999 and 1998, with no adverse findings and no additional liability.

Cash Flows

During the nine months ended September 30, 2002, cash flow provided by operations was $18.2 million resulting primarily from non-cash adjustments for depreciation, amortization and asset impairment write downs, a decrease in trade receivables, a decrease in income tax receivables due to cash received during the period, and an increase in payroll related liabilities. These items are partially offset by a decrease in accounts payable, bank overdrafts and other liabilities.

For the nine months ended September 30, 2002, cash flow used in investing activities was $0.3 million resulting from capital expenditures, net of proceeds on disposals.

During the nine months ended September 30, 2002, cash flow used by financing activities was $7.5 million, primarily from the repayment of $6.2 million of borrowings under the Company’s Credit Facility and the repurchase of 352,800 shares of common stock for $1.6 million.

The Company’s Board of Directors has authorized the repurchase of up to $115 million of its common stock on the open market, from time to time, depending on market condition. As of September 30 and November 12, 2002, the Company had repurchased approximately 17.7 million shares and 18.1 million shares, respectively. Approximately $16.2 million and $15.1 million was available under current board authorization and $5.9 million and $4.8 million was available under the current Credit Facility limitations as of September 30, 2002 and November 12, 2002, respectively. Additional stock repurchases may have a material impact on the Company’s cash flow requirements.

The Company believes that cash flow from operations and borrowings under our Credit Facility will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, further deterioration in the business environment and market conditions could negatively impact our operating results and liquidity. There is no assurance (i) that we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) that we will be able to meet the financial covenants contained in the Credit Facility. If we currently had borrowed sufficient funds to trigger the financial covenants in the Credit Facility, we would not be in compliance with such covenants. Our expectation that existing resources will fund working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates on its borrowings. As of September 30, 2002 and November 12, 2002, the notional value of outstanding interest rate swap agreements of $22 million is equal to the amount outstanding under the Credit Facility. Therefore changes in interest rates will currently not affect the Company’s interest expense. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.1	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002

99.1	Certification Pursuant to 18 U.S.C. Section 1350 of David L. Dunkel

99.2	Certification Pursuant to 18 U.S.C. Section 1350 of William L. Sanders

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.

Date	November 13, 2002	By:

/s/ William L. Sanders William L. Sanders, Senior Vice President, Chief Financial Officer

Date	November 13, 2002	By:

/s/ David M. Kelly David M. Kelly, Vice President, Chief Accounting Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

I, DAVID L. DUNKEL, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Kforce Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ David L. Dunkel

David L. Dunkel, Chief Executive
Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

I, William L. Sanders, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Kforce Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ William L. Sanders

William L. Sanders, Chief Financial
Officer