Form 10-K
period 2002-12-31
KFORCE  INC
filed 2003-03-28
CIK 930420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 552-5000

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
YES [X]       NO [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).
Yes [X]       No [  ]

     The aggregate market value of Registrant’s voting and non-voting stock held by nonaffiliates of Registrant, as of June 28, 2002 was $189,359,535.

     The number of shares outstanding of Registrant’s Common Stock as of March 27, 2003, was 30,588,130.

DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of the Company’s definitive proxy statement for the Annual Meeting of the Company’s Shareholders to be held on June 16, 2003, are incorporated by reference into Part III of this Form.

PART I

ITEM 1.    BUSINESS

References in this document to “the Company,” “Kforce,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. This document contains certain forward-looking statements regarding future financial condition and results of operations and Kforce’s business operations. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “intends,“plans” and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, customer actions and other factors discussed in this and Kforce’s other filings with the Securities and Exchange Commission (the “Commission”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

General

Headquartered in Tampa, Florida, Kforce was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in 1995, Kforce grew to 31 offices in 18 major markets. On April 20, 1998, Kforce consummated a merger whereby Source Services Corporation (“Source”), was merged into Kforce. The acquisition was accounted for using the pooling of interests method of accounting; accordingly, all historical results were restated to reflect the merger. Kforce now operates through 69 locations in over 40 markets and serves clients from Fortune 1000 as well as local and regional small to mid-size companies with our largest ten clients representing approximately 14% of revenue in 2002.

Industry Overview

The temporary staffing industry has evolved over the past several decades as companies have utilized temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. The National Association of Temporary and Staffing Services has estimated that more than 80% of all U.S. businesses utilize temporary staffing services. Selected industry reports indicate the United States temporary staffing industry grew from an estimated $86 billion in 2000 to $88 billion in 2001 and contracted to $70 billion in 2002. Revenues have been significantly impacted by the economic slowdown. Demand in the information technology and finance/accounting sectors, as well as permanent placements have been particularly affected. The health and life sciences sector also experienced slowed growth in 2002. Many competitors are entering the healthcare, pharmaceutical and scientific staffing sectors. Competition in nursing has become particularly intense and may further impact pricing and the ability to attract candidates. Increasing competition and pricing pressure may result in reduced gross margins and lower profitability.

There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will be maintained at historical levels. We believe, however, that demand for specialty staffing is highly correlated to economic conditions and expect demand to increase with an economic recovery.

We also believe that the professional and technical temporary staffing industry offers more opportunity for higher profitability than the clerical and light industrial staffing segments, because of the value-added nature of professional and technical personnel.

Business Strategy

Kforce is a national provider of professional and technical specialty staffing services. Key elements of our business strategy include the following:

•	Focus on Value-Added Services. We focus on providing specialty staffing services to our clients, specifically in the areas of information technology, finance and accounting and health and life sciences. We believe, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that future employment growth may be significant in these sectors. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. We believe our historical focus in this market, combined with our staff’s operating expertise, provides us with a competitive advantage.

•	Build Long-Term, Consultative Relationships. We believe we have developed long-term relationships with our clients by providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to maximize their return on human assets. In addition, Kforce’s ability to offer flexible staffing services, coupled with its permanent placement capability, offers the client a multi-faceted provider of specialty staffing services. This ability enables Kforce to emphasize consultative rather than just transactional client relationships.

•	Achieve Extensive Client Penetration. Our client development process focuses on repeated contacts with client employees responsible for staffing decisions. Contacts are made within numerous functional departments and at many different organizational levels within the client. In January 2002, Kforce realigned the organizational structure in its financial and accounting and information technology business units by aligning them along major markets and emerging markets. Kforce believes this major/emerging market operational alignment will develop a more customer centric organization, leverage our best leaders, leverage client relationships across functional offerings and streamline the organization by placing senior management closer to the customer as well as achieve greater cost-efficiency.

•	Recruit High-Quality Consultants. We place great emphasis on recruiting qualified consultants. We believe we have a recruiting advantage over those of our competitors that lack the ability to offer candidates flexible and permanent opportunities. We frequently place candidates seeking permanent employment in flexible assignments until a permanent position becomes available as well as converting temporary candidates into permanent employees of our client companies.

•	Encourage Employee Achievement. We promote a quality-focused, results-oriented culture. Our placement associates and corporate personnel are given incentives to encourage the achievement of corporate goals.

Functional Service Lines

Field operations for Finance and Accounting and Information Technology are now organized and managed along major and emerging market business lines. The Health and Life Sciences segment is organized and managed by specialty.

The functional areas are defined as:

•	Information Technology. The Bureau of Labor Statistics’ list computer and data processing services among the fastest growing industries over the last decade. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Information Technology services focus on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, and e-business and networking technicians). The economic slowdown has significantly affected the willingness and ability of companies to commit capital resources to their technology systems/infrastructure. While we believe that the long term business catalysts of technology remain in place, there can be no assurance that spending in the sector will return to the levels seen over the last decade. The Information Technology business segment includes $4.1 million, $12.8 million and $22.7 million of revenue in 2002, 2001 and 2000, respectively from our human resources business that was closed in the fourth quarter of 2002.

•	Finance & Accounting. Our Finance & Accounting personnel provides both temporary staffing and permanent placement services to our clients in areas such as taxation, budget preparation and analysis, financial reporting, cost analysis, accounts payable, accounts receivable, credit and collections, general accounting and audit services. We believe we have built a reputation for providing qualified finance and accounting professionals to businesses.

•	Health and Life Sciences. This segment consists of skilled professionals and technical services in the pharmaceutical, health care and scientific fields. Examples of positions in these categories are: Clinical research associates (CRAs) for the pharmaceutical industry, and health care information management professionals and nurses for hospitals. The Scientific specialty group supplies lab professionals, research and development, quality assurance and quality control professionals to a variety of industries.

We have continued to divest non-core businesses and supplement our key business segments. In February 2001, we modified our operating structure by consolidating kforce Consulting, our e-services project driven solutions practice, into our existing Information Technology division. In 2000, kforce Consulting lost $9.1 million on $17.6 million in revenue and, in 2001, lost $4.3 million loss on revenue of $3.1 million. In December, 2001, Kforce sold its training business unit resulting in a loss of $4.6 million. Also in December 2001, we sold our legal staffing unit as part of the consideration in acquiring Scientific Staffing, Inc. The legal unit had revenues of $4.8 million in 2001. In the fourth quarter of 2002, we also closed our human resources business, whose operating results are included in the Information Technology business segment. In 2002, the human resources business had revenues of $4.1 million. Kforce also acquired Emergency Response Inc., a healthcare nurse staffing company with locations in Phoenix, Arizona and San Diego, California, in December, 2001. In realigning our operations and divesting the legal, education services and human resources units, we believe we have strengthened our focus on our core specialty staffing business.

Staffing Services

Once the functional needs of the client have been identified, we consult with the client to determine its staffing and time duration requirements. We offer our staffing services in two categories: Flexible Staffing Services and Search Services. In 2002, flexible staffing and search services accounted for 92.7% and 7.3% of revenue, respectively.

Flexible Staffing

We offer Flexible Staffing Services, which provide personnel in the fields of information technology, finance and accounting, and health and life sciences. Flexible Staffing Services entail placing skilled workers in the client environment on a contractual basis. Assignments typically run from three months to one year in duration. We currently offer Flexible Staffing Services in most large metropolitan market areas.

Search Services

We provide Search Services (permanent placement) for professional and technical personnel. The placement opportunities are in the areas of information technology, finance and accounting, financial services, pharmaceutical research, health care and scientific.

We primarily perform contingency searches. A contingency search results in payment to us only when personnel are actually hired by a client. Our strategy is to perform contingency searches primarily in our core businesses. Our fee is typically structured as a percentage of the placed individual’s first-year annual compensation.

Client searches that are outside a core business area are typically restricted to management or executive level positions and require a targeted research and recruiting effort. We typically perform these searches as retained searches where the client pays a part of the search fee in advance and the remainder upon completion of the search. Retained searches represent only a nominal portion of our search services.

An active database of candidates is maintained as the result of our continuous recruiting efforts and reputation in the industry. In addition, we locate many candidates as the result of referrals from the Flexible Staffing Services activities.

The clients targeted for the Search Services are typically the same as those targeted for the Flexible Staffing Services. This common focus is intended to contribute to our objective of providing integrated solutions to our clients’ personnel needs. Our Search Services have been severely impacted by the economic downturn and continued to deteriorate throughout 2002. There can be no assurance or expectation that Search Services revenues will return to prior levels.

Technology

Kforce’s nationwide computer, telephony and data communications infrastructure was upgraded in 2002 to take advantage of faster and lower cost devices and services. We believe that these projects improved internal communications and should reduce associated costs.

In 2002, we, among other things, changed our outsourced data center vendor. Total costs incurred to change vendors were approximately $2.8 million, including a $2.3 million cancellation fee. The change is expected to save $4.3 million annually for each of the next three years. We also implemented an enterprise-wide project management process that we believe has greatly enhanced our ability to plan, implement and align information technology initiatives.

While we believe our technology systems are adequate to meet our current needs, there can be no assurance that they will not be subject to system outages or data loss caused by natural or man-made disaster. In addition we depend on certain third party vendors whose reliability we can not guarantee going forward. One or more of such events would negatively impact our ability to conduct our normal course of business.

Competition

The specialty staffing services industry is very competitive and fragmented. There are relatively few barriers to entry and new competitors frequently enter the market. A number of our competitors have substantially greater resources than those we possess. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms and national and regional accounting firms that also offer certain specialty staffing services. Additionally, there are a number of Internet job boards that are offering traditional staffing services.

We believe that availability and quality of personnel, level of service, effective monitoring of job performance, scope of geographic service and price of service are the principal elements of competition in our industry. We believe that availability of quality personnel is especially important. In order to attract candidates, we place emphasis upon our ability to provide permanent placement opportunities, competitive compensation and benefits, quality and varied assignments and scheduling flexibility. Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure from some of our competitors. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to increase, and there can be no assurance that we will remain competitive.

Insurance

We maintain a number of insurance policies including general liability, automobile liability and employers liability (each with excess liability coverage). We also maintain workers’ compensation, fidelity, fiduciary, directors and officers, professional liability, and employment practices liability policies. These policies provide coverage, subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from the Company’s operation. There can be no assurance that any of the above coverage will be adequate for our needs, or that we will maintain all such policies in the future.

Operating Employees and Personnel

As of December 31, 2002, Kforce, including its subsidiaries, employed approximately 1,200 operating employees. Additionally, as of that date, we had approximately 6,000 consultants on assignment providing flexible staffing (“Flexible Employees”) services to our clients. As the employer, we are responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of social security taxes (FICA), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our operating employees and personnel. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize our operating employees or Flexible Employees.

Risk Factors

The current economic downturn has adversely affected the demand for our services.

Historically, the general level of economic activity has significantly affected the demand for employment services. As economic activity slows, the use of temporary and contract personnel tends to be curtailed before permanent employees are laid off. The current economic downturn has adversely affected the demand for temporary and contract personnel, which in turn has had an adverse effect on our results of operations and our financial condition. Additionally, the use of search firms for permanent hires has declined significantly. We expect that future economic downturns will continue to have similar effects. The current economic downturn continues to result in lessened demand for our services. There can be no assurance that demand will return to prior levels, and demand may continue to deteriorate.

Our liquidity may be adversely impacted by covenants in our Credit Facility.

We amended the terms of our Credit Facility and increased our borrowing capacity to $100 million with a syndicate of four banks lead by Bank of America. We had approximately $22 million outstanding under this Credit Facility as of December 31, 2002. If the amount borrowed under this Credit Facility exceeds certain amounts, then a number of financial covenants become applicable. As of December 31, 2002, we had an additional $14.6 million of borrowing available without triggering these financial covenants. At no time during the existence of the Credit Facility have we ever triggered such covenants. If we were to trigger such financial covenants in the future and if we do not comply with them, such a breach of the Credit Facility covenants could materially adversely affect our liquidity and financial condition. Such lack of compliance could result, among other things, in the acceleration of all amounts borrowed under the Credit Facility. See the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may not be able to recruit and retain qualified personnel.

We depend upon our ability to attract and retain personnel, particularly technical and professional personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material detrimental effect on our business.

Our current market share may decrease as a result of limited barriers to entry by new competitors and our clients’ discontinuation of outsourcing their staffing needs.

We face significant competition in the markets we serve, and there are limited barriers to entry by new competitors. The competition among staffing services firms is intense. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, other providers of staffing services, temporary personnel agencies, and search firms. A number of our competitors possess substantially greater resources than we do. From time to time we have experienced significant pressure from our clients to reduce price levels. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will continue to successfully compete.

We rely on short-term contracts with most of our clients.

Because long-term contracts are not a significant part of our business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Decreases in patient occupancy at our healthcare clients’ facilities may adversely affect the profitability of our business.

Demand for our temporary healthcare staffing services is significantly affected by the general level of patient occupancy at our healthcare clients’ facilities. When a hospital’s occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. We also may experience more competitive pricing pressure during periods of occupancy downturn. This reduction in occupancy could adversely affect the demand for our services and our profitability.

Competition for acquisition opportunities may restrict our future growth by limiting our ability to make acquisitions at reasonable valuations.

Our business strategy includes increasing our market share and presence in the staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow by acquisitions or could raise the prices of acquisitions and make them less accretive or non-accretive to us. In addition, if we are unable to secure necessary financing to consummate an acquisition, we may be unable to complete desirable acquisitions.

We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures or expose us to unforeseen liabilities.

We continually evaluate opportunities to acquire staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies.

These acquisitions involve numerous risks, including:

•	potential loss of key employees or clients of acquired companies;

•	difficulties integrating acquired personnel and distinct cultures into our business;

•	diversion of management attention from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies.

These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

We depend on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. Our critical information systems used in our daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Our information systems are protected through physical and software safeguards and we have backup remote processing capabilities. They are still vulnerable, however, to hurricanes, other storms, flood, fire, terrorist acts, earthquakes, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, and to bill for services efficiently. In addition, we depend on third party vendors for certain functions whose future performance and reliability we can not warranty.

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

We face significant employment liability risk.

We employ and place people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, or torts and other claims. We have policies and guidelines in place to reduce our exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in negative publicity, injunctive relief, and the payment by us of monetary damages or fines, or have other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce our exposure, we maintain insurance covering general liability, workers’ compensation claims, errors and omissions, and employee theft. Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we might not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms. In addition, we face various employment-related risks not covered by insurance, such as wage laws and employment tax responsibility

Significant legal actions, particularly relating to our healthcare staffing services, could subject us to substantial uninsured liabilities.

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

Currently we are unable to recruit enough nurses to meet our clients’ demands for our nurse staffing services, limiting the potential growth of our healthcare staffing business.

We rely on our ability to attract, develop, and retain nurses and other healthcare personnel who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients, some of which seek to fill positions with either regular or temporary employees. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. At this time we do not have enough nurses to meet our clients’ demands for our nurse staffing services. This shortage of nurses limits our ability to grow our healthcare staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will result in further competition for qualified nursing personnel.

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

Our business is subject to regulation and licensing in many states. While we have had no material difficulty complying with regulations in the past, there can be no assurance that we will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. If we fail to comply such failure could materially adversely affect Kforce.

We may be adversely affected by government regulation of the workplace.

Part of our business entails employing individuals on a temporary basis and placing such individuals in client’s workplaces. Increase government regulation of the workplace or of the employer-employee relationship could materially adversely affect us.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

We are subject to periodic federal, state and local income tax audits for various tax years. Although the Company attempts to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could materially adversely affect us.

Future changes in reimbursement trends could hamper our clients’ ability to pay us.

Many of our healthcare clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced government rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flow, hampering their ability to pay us. This situation could have a significant impact on our cash flow.

Our stock price may be volatile.

Our common stock is traded on The NASDAQ Stock Market under the symbol “KFRC”. The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the employment services industry, or other developments affecting us, our clients, or our competitors, some of which may be unrelated to our performance. Those fluctuations and demand for our services may adversely affect the price of our stock. It is possible that the stock price may reach a level where we lose our eligibility to remain listed on NASDAQ.

In addition, the stock market in general, especially the NASDAQ National Market tier along with market prices for staffing companies, have experienced volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

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

We are required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers’ compensation and insurance, FICA, and Medicare, among others, for our employees and personnel. Significant increases in the effective rates of any payroll-related costs likely would have a material adverse effect upon us. Our costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.

Provisions in our articles, bylaws, and under Florida law may have certain anti-takeover effects.

Our articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered board of directors and permit the removal of directors only for cause. Additionally, management may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers have employment agreements containing certain provisions that call for substantial payments to be made to such officers upon any change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions may have a depressive effect on the market price of our common stock.

ITEM 2.    PROPERTIES

We lease our corporate headquarters in Tampa, Florida, as well as space for our other locations. The aggregate area of office space under leases for locations is approximately 537,461 square feet. Field office leases generally run from month-to-month to five years. In September 2001, we relocated our corporate offices and local branches into a new headquarters in Tampa, Florida, which we have leased for 15 years. The aggregate annual rent expense in 2002 on all properties was approximately $12.3 million. We believe that our facilities will be adequate for our current needs. We own a parcel of vacant land adjacent to the site of our new corporate headquarters for which we have no current plans to develop.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of its business, we are, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination claims, restrictive covenant disputes, service related disputes and other claims. We maintain insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that we insure against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. We are not aware of any litigation that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market(SM), formerly under the symbol “ROMC” and now under the symbol “KFRC”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for our common stock, as reported on the NASDAQ National Market.

CALENDAR YEAR	HIGH	LOW

2001:
First Quarter	$5.313	$2.281
Second Quarter	$7.250	$3.930
Third Quarter	$7.450	$4.030
Fourth Quarter	$6.400	$3.150
2002:
First Quarter	$6.400	$4.050
Second Quarter	$6.200	$3.770
Third Quarter	$6.050	$2.550
Fourth Quarter	$5.140	$1.630
2003:
First Quarter (through March 27)	$4.290	$1.700

On March 27, 2003, the last reported sale for our common stock was at $2.43. On March 27, 2002 there were 179 holders of record.

Dividends

Since our initial public offering, we have not paid any cash dividends on our common stock. We are currently prohibited from making such dividend distributions under the terms of our Credit Facility.

Kforce/ERS Agreement and Plan of Merger

On December 3, 2001, Kforce issued an aggregate of 1,242,718 shares of its common stock (the “Merger Shares”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) between Kforce and Emergency Response Staffing Inc. (“ERS”) and certain shareholders of ERS. Pursuant to the Merger Agreement, ERS merged with and into a wholly owned subsidiary of Kforce. The Merger Shares were issued in consideration for all of the issued and outstanding shares of ERS which at the time of the merger were valued at approximately $6.3 million in the aggregate, net of $.5 million held in escrow. The Merger Shares were issued to eight accredited investors. The Merger Shares were issued in reliance on the exemptions provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “1933 Act”) and Section 4(2) of the 1933 Act. On December 3, 2002, pursuant to the Merger Agreement, Kforce issued 202,000 additional shares of common stock to the shareholders of ERS because the average price of Kforce’s common stock during the 30 day period immediately preceding the one year anniversary of the Merger Agreement was below $4.15 per share.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all of our existing equity compensation plans as of December 31, 2002, including the Kforce Inc. Non-Employee Director Stock Option Plan, the Kforce Inc. Stock Incentive Plan, the Kforce Inc. Executive Investment Plan and the Kforce Inc. 1999 Employee Stock Purchase Plan.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation Plans
	Warrants, Rights and	Warrants, Rights and	(Excluding Securities
Plan Category	Restricted Stock(a)	Restricted Stock(b)	Reflected in Column (a))(c)

Equity Compensation Plans Approved by Shareholders	6,188,962	$8.515	3,036,090
Equity Compensation Plans Not Approved by Shareholders	0	$0	0

ITEM 6.    SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

	YEARS ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net service revenues	$513,547	$658,417	$805,020	$754,710	$685,704
Direct costs of services	345,585	406,017	443,464	432,079	394,123

Gross profit	167,962	252,400	361,556	322,631	291,581
Selling, general and Administrative expenses	168,233	244,792	341,812	346,452	224,790
Depreciation and amortization	9,629	17,325	18,440	14,514	9,507
Merger, restructuring, and integration expense	—	—	—	—	26,122
Other (income) expense, net	3,206	4,460	113	(942)	(4,985)

(Loss) income before income taxes	(13,106)	(14,177)	1,191	(37,393)	36,147
(Provision) benefit for income taxes	(102)	2,089	(1,474)	13,877	(20,708)

(Loss) income before change in accounting principle	(13,208)	(12,088)	(283)	(23,516)	15,439
Change in accounting principle	33,823	—	—	—	—

Net (loss) income	$(47,031)	$(12,088)	$(283)	$(23,516)	$15,439

Net (loss) income per share-basic before change in accounting principle	$(0.42)	$(0.38)	$(.01)	$(.53)	$.34

Net (loss) income per share-basic	$(1.49)	$(0.38)	$(.01)	$(.53)	$.33

Weighted average shares outstanding-basic	31,577	31,711	42,886	44,781	45,410
Net (loss) income per share-diluted before change in accounting principle	$(0.42)	$(0.38)	$(.01)	$(.53)	$.33

Weighted average shares outstanding-diluted	31,577	31,711	42,886	44,781	47,318
Net (loss) income per share-diluted	$(1.49)	$(0.38)	$(.01)	$(.53)	$.33

	DECEMBER 31,

	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Working capital	$32,126	$43,083	$70,885	$86,310	$135,348
Total assets	$152,177	$222,772	$278,018	$296,187	$333,812
Total long-term debt	$22,000	$28,185	$45,000	$—	$461
Stockholders’ equity	$85,588	$138,809	$155,037	$218,205	$255,022

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of the Company’s website at www.kforce.com.

The following discussion should be read in connection with Kforce’s Consolidated Financial Statements and the related Notes thereto incorporated into Item 8 of this report.

OVERVIEW

We are a provider of professional and technical specialty staffing services in over 40 markets in the United States of America. We provide our customers staffing services in the following specialties: Information Technology, Finance and Accounting, and Health and Life Sciences, (Pharmaceutical, Scientific, Nursing and Business Office). Our range of services includes Search Services and Flexible Staffing Services. We serve Fortune 1000 clients as well as small to mid-size local and regional companies with our top ten clients representing approximately 14% of our revenue for 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words “anticipate”, “estimates”, “expects”, “intends”, “plans”, “believes” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report which speak only as of the date of this report. The Company undertakes no obligation to publicly publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

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

Revenue recognition

Net service revenues consist of flexible billings inclusive of billable expenses and search fees net of credits, discounts and fallouts. The Company recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically less than ninety days.

Allowance for doubtful accounts and fallouts

The Company has established a reserve for expected credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write offs. As a result of an ongoing analysis of factors including recent write off trends, changes in economic conditions, and concentration of accounts receivables among clients, we have increased the allowance as percentage of gross accounts receivable by 1.3%, from 7.1% as of December 31, 2001 to 8.4% as of December 31, 2002. As of December 31, 2002, no single client has a receivable balance greater than 3.1% of total accounts receivable and the largest ten clients represent approximately 17.0% of the total accounts receivable balance. It is possible that the accuracy of our estimation process could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economy continues to deteriorate. We continually review and refine the estimation process to make it as reactive to these changes as possible. We cannot, however, predict accurately estimated credit losses on these accounts receivable.

Income taxes

The Company’s losses have resulted in net operating loss carryforwards for which the Company has recorded a deferred tax asset. Accounting principles generally accepted in the United States require that unless it is “more likely than not” a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. As a result of pre-tax losses in the last two years we do not have presumptive evidence of future profitability, therefore, the Company has recorded a valuation allowance on its net current and non-current deferred tax asset. As of December 31, 2002, net current and non-current deferred tax assets are reflected net of this valuation allowance on the Consolidated Balance Sheet.

Accrued commissions

Placement associates earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. For each placement associate, the amount of commissions paid as a percentage of revenue or gross profit increases as sales volume levels increase. The Company accrues commission for actual sales at a percentage equal to the percent of total expected commissions payable to total sales in the year.

Impairment

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for the Company as of January 1, 2002, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

Goodwill

On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of two statements, SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 141 prohibits the use of pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that were completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when the assets were initially recognized. Effective January 1, 2002, the Company discontinued the amortization of goodwill. We have completed the assessment of SFAS 141 and SFAS 142 impact on financial position and results of operations. As a result of this assessment, the Company recorded an impairment charge of $33.8 million. The impairment charge is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002.

Stock Based Compensation

The Company has elected to continue accounting for stock based compensation under the intrinsic value method of accounting for stock based compensation as provided under APB No. 25 and has disclosed pro forma net income and earnings (loss) per share amounts using the fair value based method prescribed by SFAS 123, “Accounting for Stock Based Compensation”.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Revenue by Segment:
Information Technology	44.0%	50.3%	58.4%
Finance & Accounting	23.7	27.8	28.2
Health & Life Sciences	32.3	21.9	13.4

Net service revenues	100.0	100.0	100.0

Revenue by Time:
Flexible billings	92.7%	86.6%	77.7%
Search fees	7.3	13.4	22.3

Net service revenues	100.0	100.0	100.0
Gross profit	32.7	38.3	44.9
Selling, general, and administrative expenses	32.8	37.2	42.5
(Loss) income before income taxes	(2.6)	(2.2)	0.1
Net loss before change in accounting principle	(2.6)	(1.8)	(0.0)
Net loss	(9.2)%	(1.8)%	(0.0)%

Net service revenues. Net service revenues were $513.5 million, $658.4 million and $805.0 million for the years ended December 31, 2002, 2001, and 2000, respectively, decreasing by 22.0% during 2002 and by 18.2% during 2001. We believe the decreases in all business unit search fees and in flexible billings for Information Technology and Finance and Accounting are primarily due to continued deterioration in overall economic conditions. The net increase in flexible billings for Health and Life Sciences is partially attributable to business acquisitions and disposals made in December 2001, which contributed an approximate $18.3 million net increase in revenue for 2002. In addition, during 2001, the Company closed or sold various businesses in its Information Technology segment that contributed $5.6 million and $22.6 million in revenues for the 2001 and 2000. The changes by segment and revenue type are as follows (in thousands):

	2002 Net	Percent	2001 Net	Percent	2000 Net
	Service	Increase	Service	Increase	Service
	Revenue	(Decrease)	Revenue	(Decrease)	Revenue

Information Technology
Flex Revenue	$215,731	(27.8)%	$298,771	(21.7)%	$381,492
Search Revenue	10,140	(68.7)%	32,389	(63.5)%	88,829

Total Information Technology	$225,871	(31.8)%	$331,160	(29.6)%	$470,321

Finance and Accounting
Flexible Revenue	$99,009	(25.3)%	$132,617	(7.6)%	$143,592
Search Revenue	22,754	(54.7)%	50,273	(39.7)%	83,423

Total Finance and Accounting	$121,763	(33.4)%	$182,890	(19.4)%	$227,015

Health and Life Sciences
Flexible Revenue	$161,168	16.8%	$138,014	37.6%	$100,305
Search Revenue	4,745	(25.3)%	6,353	(13.9)%	7,379

Total Health and Life Sciences	$165,913	14.9%	$144,367	34.1%	$107,684

Total Flexible Revenue	$475,908	(16.4)%	$569,402	(9.0)%	$625,389
Total Search Revenue	37,639	(57.7)%	89,015	(50.4)%	179,631

Total Revenue	$513,547	(22.0)%	$658,417	(18.2)%	$805,020

Flexible billings. Total hours billed decreased 10.3% to 10.9 million hours in 2002 from 12.2 million hours in 2001 and decreased 5.8% in 2001 from 12.9 million hours in 2000. The average bill rate decreased by 7.2% to $42.69 in 2002 from $46.01 in 2001 and decreased 4.5% from $48.17 in 2000. Billable expenses decreased 10.3% in 2002 to $11.1 million from $12.4 million in 2001 offsetting a portion of the growth of 23.7% in 2001 from $10.0 million in 2000. The decrease in 2002 is attributable to a 43.6% decrease in the Information Technology segment’s billable expenses. The increase in billable expenses in 2001 is primarily attributable to the growth in the Health and Life Sciences segment which typically has a higher proportion of billable expenses than the other segments. Health and Life Sciences flexible billings have continued to grow in 2002 and 2001. This increase is offset by the decreases in flexible billings in the Finance and Accounting segment and Information Technology segment. These results are primarily attributable to the generally prevailing unfavorable economic conditions.

Effective January 1, 2002, the Company reclassified reimbursable billable expenses to revenue based on the issuance of an abstract from the Emerging Issues Task Force, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. Historically, the reimbursements were classified as a reduction of direct costs of services. The Consolidated Statements of Operations and Comprehensive Income (Loss) have been adjusted to reflect the effects of this reclassification. Billable expenses were $11.1 million, $12.4 million and $10.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. The billable expenses are reflected within flexible billings.

Search fees. Search fees decreases are primarily attributable to the continued decrease in the number of placements. Total placements decreased 54.0% to 3,203 placements in 2002 from 6,962 in 2001 and decreased 48.9% from 13,637 placements in 2000. Decreases of 7.5% in 2002 and 2.3% in the average placement fee also contributed to the results. We believe these results are primarily attributable to the generally prevailing unfavorable economic conditions.

Gross profit. Gross profit on flexible billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit decreased 33.5% to $168.0 million in 2002 and decreased 30.2% to $252.4 million in 2001 from $361.6 million in 2000. Gross profit as a percentage of net service revenues decreased to 32.7% in 2002 compared to 38.3% in 2001 and 44.9% in 2000. The decrease in gross profit percentage in 2002 and 2001 as compared to 2000, was primarily the result of a shift in business mix away from search fees. In addition, bill rates, particularly in the Information Technology segment, have declined at a faster rate than pay rates. Each of the changes is negatively impacting gross profit percentages.

Selling, general and administrative expenses. Selling, general and administrative expenses were $168.2 million, $244.8 million, and $341.8 million in 2002, 2001 and 2000, respectively, decreasing by 31.3% during 2002 and 28.4% during 2001. Selling, general and administrative expenses as a percentage of net service revenues decreased to 32.8% in 2002 and 37.2% in 2001 compared to 42.5% for 2000. The decrease in selling, general and administrative expense as compared to prior year is primarily due to a decrease in commissions and other compensation relating to the decrease in revenue, the benefits obtained from initiatives taken to re-engineer and streamline back-office operations and reductions in other selling, general and administrative expenses to better align expenses with revenue.

In 2002, Selling, general and administrative expense continued to be impacted by realignment of the field organization for greater customer focus and alignment of operating costs and balance sheet accounts with the Company’s decreased revenue base. The costs included i) $2.8 million, including a $2.3 million cancellation fee, to change our outsourced data center vendor, ii) $1.4 million in severance costs associated with management changes, and iii) $1.6 million in impairment losses on capitalized software.

Selling, general and administrative costs in 2001, included i) $2.3 million for severance costs associated with the planned reduction in field associates and management as well as corporate and administrative personnel, ii) $1.3 million for impairment losses on capitalized software, iii) $2.1 million of costs for consolidation of offices and iv) a $4.6 million loss on the sale of our training business.

Depreciation and amortization. Depreciation and amortization expenses were $9.6 million, $17.3 million and $18.4 million in 2002, 2001 and 2000, respectively, representing 44.4% and 6.0% decreases during 2002 and 2001, respectively. Depreciation and amortization expense as a percentage of net service revenue decreased to 1.9% in 2002 from 2.6% for 2001 and 2.3% for 2000. The decrease in expense in 2002 as compared to 2001 was primarily due to the discontinuation of amortization of goodwill in accordance with SFAS 142 which the Company implemented on January 1, 2002; decreased amortization of computer software relating to impairment charges that reduce the carrying value of capital software in 2001 and 2002; and the decrease in the amount of owned assets. Goodwill amortization for each of the years ended December 31, 2001 and 2000 was $4.2 million.

Other expense. Other expense was $3.2 million in 2002, $4.5 million in 2001 and $0.1 million in 2000. The decrease in the expense in 2002 resulted from the decrease in interest expense due to the reduction of debt balance and a reduction in loss on the disposal of assets. The increase in the loss in 2001 is primarily a result of interest payments on the December 2000 credit facility borrowings for the repurchase of $55.0 million of common shares, as well as an increase in the loss on disposal of assets related to the alignment of operating costs and balance sheet accounts to the declining revenue base.

(Loss) income before income taxes and accounting change. The (loss) income before income taxes of $(13.1) million in 2002, $(14.2) million in 2001 and $1.2 million in 2000, is primarily the result of changes in net service revenues and gross margin and reduced selling, general and administrative expenses discussed above.

(Benefit) provision for income taxes. The income tax provision for 2002 was $0.1 million, the income tax benefit for 2001 was $(2.1) million, and the income tax provision for 2000 was $1.5 million. The effective tax provision rate was 0.2% in 2002, the effective tax benefit rate was 14.7% in 2001 and the effective tax provision rate was 123.8% in 2000. The 2002 effective tax rate of 0.2% is due to the establishment of a valuation allowance against the deferred tax benefit of 2002 federal and state net operating losses. The income tax benefit in 2001 is due to the net operating losses for those years. The effective tax rate in 2000 was high primarily due to the non-deductibility of amortization of goodwill and 50% of meals and entertainment expenses.

Cumulative effect of Change in Accounting Principle. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to be tested for impairment on an annual basis. As a result of this impairment test, the Company recorded an impairment of approximately $33.8 million, consisting of $11.1 million and $22.7 million for the Human Resources and the Information Technology units, respectively, which is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Subsequent impairments, if any, will be classified as an operating expense.

Conditions contributing to the goodwill impairment are negative industry and economic trends which have lowered profits and cash flows over the last 18 months and which continue to impact earnings forecasts.

Net loss. The net loss was $47.0 million in 2002, $12.1 million for 2001 and $0.3 million for 2000. The losses were primarily the result of those items discussed above.

The Company continues to evaluate its operating costs and balance sheet accounts to the extent its revenue base declines. Costs for the consolidation of offices, severance and streamlining of operations and impairment of assets and goodwill, could negatively affect net income in future years.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of liquidity include approximately $1.1 million in cash and cash equivalents and approximately $31.1 million in additional net working capital. In addition, we have approximately $22.0 million outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of four banks lead by Bank of America (“the Credit Facility”). This Credit Facility, which was amended on December 6, 2002, terminates November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. Pricing is fixed for one year at LIBOR plus 2.25%. After one year, pricing changes quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. Our borrowings as of March 27, 2003 and December 31, 2002 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants.

The Board of Directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of December 31, 2002, we had repurchased approximately 19.2 million shares for $ 104.5 million under this plan. Approximately $10.5 million was available under current board authorization and $17.8 million was available under the current Credit Facility limitations as of December 31, 2002 and March 27, 2003, respectively. Additional stock repurchases may have a material impact on the cash flow requirements for the next twelve months.

The Credit Facility also contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million. Total capital expenditures in 2002 were $0.6 million.

In April 2001, we entered into two fixed interest rate swap contracts in relation to a portion of the Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001, we obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swap contracts. The contracts, which were classified as cash flow hedges, effectively convert a portion of our outstanding debt under the Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, we recorded the fair value of the interest rate swap contracts, approximately $373,000 net of income taxes, in other liabilities and accumulated other comprehensive loss as of December 31, 2001. On December 16, 2002, the Company paid $0.5 million to the counter party to cancel both swaps. We are amortizing the fair value of the swaps as of the cancellation date over the remaining life of the swaps. In March 2003, we entered into a fixed interest rate swap contract for a notional amount of $10 million expiring in March 2005. This contract has been classified as a cash flow hedge pursuant to SFAS 133.

During the year ended December 31, 2002, cash flow provided by operations was approximately $14.8 million, resulting primarily from non-cash adjustments for depreciation and amortization, loss on the sale or impairment of assets and the cumulative effect of the change in accounting principle impairment of goodwill, and a decrease in accounts receivable as a result of the reduction in revenues and income tax refunds received.

During 2002, cash flow provided by investing activities was approximately $0.1 million, resulting from approximately $.7 million in proceeds from notes receivable offset by $.6 million in capital expenditures.

For the year 2002, cash flow used in financing activities was approximately $14.1 million, resulting primarily from the use of $7.2 million for the repurchase of 1.8 million shares of outstanding stock through open market purchases and repayments on the Credit Facility of approximately $6.2 million. No additional shares of common stock have been repurchased subsequent to December 31, 2002.

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

Note Payable Guarantee

In June 2001, we purchased from a bank a note receivable from a former officer that we had previously guaranteed. At December 31, 2001, the balance, including accrued interest receivable, was approximately $2.0 million. The entire note balance was written off against the reserve in December 2002.

Restricted Stock Issuances

In 2001, we granted approximately 194,000 shares of non-vested restricted stock to certain members of management, not including the Chief Executive Officer, in lieu of a cash bonus. These shares vested in February 2003.

In January 2002, we announced that executive management, inside directors and certain other employees were voluntarily reducing their salary and cash bonus potential in 2002 in exchange for restricted stock. 223,800 shares were assigned under this program. The shares vest over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met. During 2002, 17,658 shares were forfeited and 1,152 shares were issued under this plan due to employee terminations.

Acquisitions and Divestitures

In December 2001, we purchased all the outstanding shares of capital stock of Emergency Response Staffing Inc. (“ERS”) and certain assets of Scientific Staffing Inc. (“SSI”), whose results subsequent to the acquisitions are incorporated within the Health and Life Sciences business segment. ERS provided nurses on a permanent and temporary basis to its customers in the United States. SSI provided scientific personnel on a permanent and temporary basis to its customers in the United States. Both acquisitions expand our presence in the Health and Life Sciences business segment.

As consideration for the purchase of SSI, we sold certain assets of our legal staffing business, which was part of the Health and Life Sciences business segment. A gain of $537,000 was recorded on the sale of the legal staffing operations.

In the first quarter of 2001, we consolidated our unprofitable solutions business, kforce Consulting, into our Information Technology division. This business contributed revenues of $3.1 million to the Information Technology segment in 2001 versus $17.6 million in 2000.

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

In the fourth quarter of 2002, the Company disposed of its Human Resources business, a portion of the Information Technologies segment. The Human Resources business contributed revenue of $4 million, $12.8 million and $22.7 million for the years ended 2002, 2001 and 2000.

Income Tax Audits

The Company completed a U.S. Internal Revenue Service audit in 2002 for its tax years ending December 31, 1999 and 1998. The audit was concluded with no adverse findings or assessments by the Internal Revenue Service.

We are also periodically subject to state and other local income tax audits for various tax years. Ongoing audits for which no final determinations have been made include those for the states of New York, Connecticut and Massachusetts.

Risk Factors

In addition to those items described in this section we are also exposed to additional issues as discussed in the Risk Factors section of Item 1. Business. These items could have a material adverse effect on our operating results, borrowing capacity and cash position.

New Accounting Pronouncements

The FASB recently issued the following SFAS’s, and the Company is currently determining the impact that these standards will have on its financial statements.

•	In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002.
•	In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections”. SFAS 145 rescinds FASB No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of the Statement FASB 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, and FASB 13, Accounting for Leases, eliminating an inconsistency between certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.
•	In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Registration Statement on Form S-3

On May 24, 2002, the Company filed a Registration Statement on form S-3 that will allow the issuance of up to $250 million of common stock and other equity and financial instruments for the financing of various corporate activities to potentially include funding for acquisitions and other business expansion opportunities, as well as compensation arrangements. No issuance of securities has been made under this registration statement as of December 31, 2002.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. The effect of a 1% change in interest rates would currently have an annual interest expense impact of $120,000. In the fourth quarter of 2002, the Company terminated interest rate swap agreements with a notional value of $22 million. In March 2003, the Company entered into an interest rate swap agreement with a notional value of $10 million that effectively fixed the interest rate on a portion of its outstanding debt. The Company does not engage in trading market risk sensitive instruments for speculative purposes. We believe that effects of changes in interest rates are limited and would not have a material impact on the Company’s financial position or results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the report of Deloitte & Touche LLP, our independent auditors, are set forth on the pages indicated in Item 15 and is incorporated into this item by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 relating to executive officers and directors of the registrant is incorporated herein by reference to the registrant’s definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 relating to executive compensation is incorporated herein by reference to the registrant’s definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders maters is incorporated herein by reference to the registrant’s definitive proxy statement for the Annual Meeting of Shareholders.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 relating to certain relationships and related transactions is incorporated herein by reference to the registrant’s definitive proxy statement for the Annual Meeting of Shareholders.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, (subject to the limitations noted below), the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) The following documents are filed as part of this Report:

1.    Financial Statements. The consolidated financial statements, and related notes thereto, of Kforce with the independent auditors’ report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 24 of this report.

2.    Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 24 of this report. The independent auditors’ report as presented on page 25 of this report applies to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of Kforce.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.    Exhibits. See Item 15(c) below.

(b) Reports on Form 8-K.

On December 6, 2002 we filed a Current Report on Form 8-K reporting the resignation of the Chief Operations Officer, the appointment of the Chief Operating Officer and the execution of the Fifth Amended and Restated Credit Agreement with Bank of America on December 5, 2002.

(c) Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this report.

(d) Consolidated Financial Statement Schedules. See Item 15(a) above.

KFORCE INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Kforce Inc.:

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the accompanying consolidated financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
February 3, 2003

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$1,053	$255
Trade receivables, net of allowance for doubtful accounts and fallouts of $5,827 and $5,470, respectively	63,092	71,133
Income tax refund receivable	809	5,233
Deferred tax asset	—	4,037
Prepaid expenses and other current assets	3,838	4,956

Total current assets	68,792	85,614
Receivables from officers and related parties, net of allowance of $300 in 2001	—	726
Fixed assets, net	9,605	15,367
Deferred tax asset, non-current	—	1,847
Other assets, net	11,982	23,414
Goodwill	61,798	95,804

Total assets	$152,177	$222,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$14,603	$14,231
Accrued payroll costs	19,282	21,326
Bank overdrafts	2,523	6,974
Income taxes payable	258	—

Total current liabilities	36,666	42,531
Long term debt	22,000	28,185
Other long-term liabilities	7,923	13,247

Total liabilities	66,589	83,963

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 48,544 and 48,264 issued, respectively	485	483
Additional paid-in capital	196,510	195,177
Accumulated other comprehensive loss	(305)	(596)
Unamortized stock based compensation	(894)	—
(Accumulated deficit) retained earnings	(12,756)	34,275
Less reacquired shares at cost; 18,286 and 16,524 shares, respectively	(97,452)	(90,530)

Total stockholders’ equity	85,588	138,809

Total liabilities and stockholders’ equity	$152,177	$222,772

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net service revenues	$513,547	$658,417	$805,020
Direct costs of services	345,585	406,017	443,464

Gross profit	167,962	252,400	361,556
Selling, general and administrative expenses	168,233	244,792	341,812
Depreciation and amortization	9,629	17,325	18,440

(Loss) income from operations	(9,900)	(9,717)	1,304
Other expense (income):
Dividend and interest income	(137)	(296)	(288)
Interest expense	2,200	3,577	734
Other expense (income), net	1,143	1,179	(333)

(Loss) income before income taxes and cumulative effect of change in accounting principle	(13,106)	(14,177)	1,191
(Provision) benefit for income taxes	(102)	2,089	(1,474)

Net loss before cumulative effect of change in accounting principle	(13,208)	(12,088)	(283)
Cumulative effect of change in accounting principle	(33,823)	—	—

Net loss	(47,031)	(12,088)	(283)
Other comprehensive income (loss):
Foreign currency translation	—	44	(97)
Cash flow hedges, net of taxes	—	(373)	—

Comprehensive loss	$(47,031)	$(12,417)	$(380)

Net loss per share before cumulative effect of change in accounting principle:
Basic and Diluted	$(0.42)	$(0.38)	$(.01)

Weighted average shares:
Basic and Diluted	31,577	31,711	42,886

Net loss per share:
Basic and Diluted	$(1.49)	$(0.38)	$(.01)

Weighted average shares:
Basic and Diluted	31,577	31,711	42,886

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(47,031)	$(12,088)	$(283)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,629	17,325	18,440
Provision for fallouts and bad debts on accounts and notes receivable	1,430	10,059	7,106
Deferred income tax benefit (provision)	363	239	(865)
Restricted stock grant charges	—	823	—
Amortization of stock based compensation	212	—	—
Amortization of hedged interest expense	46	—	—
Loss on asset sales/disposals	1,078	1,442	830
Loss on recognition of currency translation	223	—	—
Loss on asset impairment	1,608	1,273	—
Loss on impairment of goodwill	33,823	—	—
Loss on sale of training business	—	4,608	—
Gain on sale of legal staffing business	—	(537)	—
Deferred compensation expense, net	333	1,057	(3,213)
(Increase) decrease in operating assets:
Trade and notes receivables, net	6,611	46,388	(20,491)
Prepaid expenses and other current assets	1,118	(2,017)	(13)
Income tax receivable	9,899	(4,984)	—
Other assets, net	649	(1,702)	(5,088)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	555	(4,356)	(6,716)
Accrued payroll costs	(1,069)	(14,100)	8,016
Bank overdrafts	(4,451)	(1,109)	2,260
Income tax refund or payable	292	(2,136)	26,174
Other long-term liabilities	(474)	714	(1,059)

Cash provided by operating activities	14,844	40,899	25,098

Cash flows from investing activities:
Capital expenditures, net	(596)	(6,372)	(6,408)
Acquisitions, net	—	(3,524)	(1,221)
Payments on notes receivable from related parties	666	54	—

Cash provided by (used in )investing activities	70	(9,842)	(7,629)

Cash flows from financing activities:
Proceeds from bank line of credit	—	—	55,000
Repayments on bank line of credit	(6,185)	(16,815)	(10,000)
Payment of hedge interest	(554)	—	—
Repayment of notes acquired in acquisition, net of cash acquired	—	(1,517)	—
Payments on capital lease obligations	—	—	(481)
Payments on notes payable to related parties	—	—	(2,000)
Loan origination fees	(404)	—	—
Proceeds from exercise of stock options	262	206	2,513
Repurchases of common stock	(7,235)	(14,585)	(12,699)
Repurchase of common stock in tender offer	—	—	(55,759)

Cash used in financing activities	(14,116)	(32,711)	(23,426)

Change in cash and cash equivalents	798	(1,654)	(5,957)
Currency translation adjustment	—	44	(97)
Cash and cash equivalents at beginning of year	255	1,865	7,919

Cash and cash equivalents at end of year	$1,053	$255	$1,865

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
(IN THOUSANDS)

	2002	2001	2000

Common stock – shares:
Shares at beginning of period	48,264	46,959	46,687
Exercise of stock options	77	63	272
Stock issued for business acquired	202	1,242	—
Restricted Stock	1	—	—

Shares at end of Period	48,544	48,264	46,959

Common stock – par value:
Balance at beginning of period	$483	$470	$467
Exercise of stock options	—	1	3
Stock issued for business acquired	2	12	—

Balance at end of Period	$485	$483	$470

Additional paid in capital:
Balance at beginning of period	$195,177	$191,007	$187,262
Exercise of stock options	262	205	2,510
Disqualifying dispositions	34	4	995
401K matching contribution	—	(502)	406
Deferred compensation plan net contributions	(28)	(572)
Employee stock purchase plan contribution	(39)	(2,076)	(166)
Stock issued for business acquired	(2)	6,288
Issuance of restricted stock	1,106	823

Balance at end of Period	$196,510	$195,177	$191,007

Accumulated other comprehensive loss:
Balance at beginning of period	$(596)	$(267)	$(170)
Foreign currency translation adjustment	223	44	(97)
Change in fair value of cash flow hedges, net of taxes	40	(373)
Amortization of hedged interest expense	28

Balance at end of Period	$(305)	$(596)	$(267)

Unamortized stock based compensation:
Balance at beginning of period	$—	$—	$—
Issuance of restricted stock, net	1,106	—	—
Amortization of stock based compensation	212	—	—

Balance at end of Period	$894	$—	$—

(Accumulated deficit) retained earnings:
Balance at beginning of period	$34,275	$46,363	$46,646
Net (loss) income	(47,031)	(12,088)	(283)

Balance at end of Period	$(12,756)	$34,275	$46,363

Treasury stock – shares:
Shares at beginning of period	16,524	14,802	2,613
401K matching contribution	—	(242)	(72)
Deferred compensation plan net (contributions)/forfeitures	105	(286)
Employee stock purchase plan contribution	(162)	(699)	(217)
Repurchase of common stock	1,819	2,949	12,478

Shares at end of Period	18,286	16,524	14,802

Treasury stock – cost:
Balance at beginning of period	$(90,530)	$(82,536)	$(16,000)
401K matching contribution	—	1,349	479
Deferred compensation plan net (contributions)/forfeitures	(575)	1,361
Employee stock purchase plan contribution	888	3,881	1,443
Repurchase of common stock	(7,235)	(14,585)	(68,458)

Balance at end of Period	$(97,452)	$(90,530)	$(82,536)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Kforce Inc. and subsidiaries (the “Company”) is a provider of professional staffing services in 69 locations in 40 markets in the United States. The Company provides its customers staffing services in the following specialties: Information Technology, Finance and Accounting, and Health and Life Sciences. The Company provides flexible staffing services on both a temporary and contract basis and provides search services on both a contingency and retained basis. The Company serves clients from the Fortune 1000 as well as local and regional, small to mid-size companies.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND FALLOUTS

The Company has established a reserve for expected credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write offs. As a result of an ongoing analysis of factors including recent write off trends, changes in economic conditions, and concentration of accounts receivables among clients, we have increased the allowance as percentage of gross accounts receivable by 1.3% from 7.1% as of December 31, 2001 to 8.4% as of December 31, 2002. No single client has a receivable balance greater than 3.1% of the total accounts receivable and the top ten clients represent approximately 17.0% of the total accounts receivable balance.

FIXED ASSETS

Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the terms of the related leases, which range from three to fifteen years.

INCOME TAXES

The Company accounts for income taxes under the principles of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of the other assets and liabilities. The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

The Company’s losses have resulted in net operating loss carryforwards for which the Company has recorded a deferred tax asset. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. As a result of operating losses in the last two years, the Company has recorded a valuation allowance on its entire current and non-current deferred tax asset. As of December 31, 2002, current and non-current deferred tax assets are reflected net of this valuation allowance on the Consolidated Balance Sheet.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair value of financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of the Company’s financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.

GOODWILL

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company discontinued the amortization of goodwill effective January 1, 2002. At December 31, 2002 and 2001, goodwill, net of accumulated amortization, was $61,798 and $95,804. Goodwill amortization expense was $4,155 and $4,231 for years ended December 31, 2001 and 2000, respectively. Due to a change in allocation of the purchase price for the acquisitions made in December 2001 a reduction in the gross carrying value of $183 was made in 2002. As a result of the impairment test required by SFAS 142, the Company recorded an impairment charge of $33.8 million consisting of $11.1 million and 22.7 million for the Human Resources and Information Technology units, respectively. The impairment charge is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for the Company as of January 1, 2002, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

CAPITALIZED SOFTWARE

The Company develops and implements new computer software to enhance the performance of its accounting and operating systems. The Company accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software (typically three years) using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each of these projects have been capitalized and classified as capitalized software.

DEFERRED LOAN COSTS

Costs incurred to secure the Company’s Credit Facility have been capitalized and are being amortized over the terms of the related agreements using the straight-line method, which approximates the interest method.

ACQUISITION INTANGIBLES

Acquisition purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets.

COMMISSIONS

Placement associates earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. For each placement associate, the amount of commissions paid as a percentage of revenue or gross profit increases as sales volume levels increase. The Company accrues commission for actual sales at a percentage equal to the percent of total expected commissions payable to total sales in the year.

STOCK BASED COMPENSATION

The Company has elected to continue accounting for stock based compensation under the intrinsic value method of accounting for stock based compensation as provided under APB No. 25 and has disclosed pro forma net income and earnings (loss) per share amounts using the fair value based method prescribed by SFAS 123, “Accounting for Stock Based Compensation”.

SELF-INSURANCE

The Company offers employee benefit programs, including workers compensation and health insurance, for all eligible employees for which the Company is self-insured for a portion of the cost. The Company is liable for claims up to $150 per claim and aggregate claims up to a defined yearly payment limit. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

REVENUE RECOGNITION

Net service revenues consist of search fees and flexible billings inclusive of billable expenses, net of credits, discounts and fallouts. The Company recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search revenues are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically less than ninety days.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments, which arise primarily from activities of the Company’s Canadian operations, and unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Results of operations from the Company’s Canadian operations are translated using the weighted average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current or historical rates at the end of the period depending upon the related assets. Resulting foreign currency translation adjustments are recorded in Other Comprehensive Income (Loss).

ACCOUNTING FOR DERIVATIVES

Effective for the Company as of January 1, 2001, SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. Prior to January 1, 2001, the Company had no derivative activities. The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The Company does not enter into or hold derivatives for trading or speculative purposes.

EARNINGS PER SHARE

Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants.

Options that were outstanding, but were anti-dilutive, and were therefore excluded from the computation of diluted shares, totaled 4,551, 6,375 and 5,751 shares of common stock, for 2002, 2001, and 2000, respectively. Outstanding option prices per share range from $0.980 to $31.50 in 2002, 2001 and 2000. The options, which expire on various dates ranging from January 2005 to December 2011, were still outstanding at December 31, 2002.

As of December 31, 2002 and 2001, 205 (net of forfeitures) and 194 non-vested restricted shares of stock were outstanding but were anti-dilutive because of the net loss position of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company reclassified billable expenses to revenue based on the Emerging Issues Task Force, Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”. Historically the reimbursements were classified as direct costs of services in the Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period information has been adjusted to comparably reflect the effects of this reclassification. Billable expenses were $11,123, $12,394 and $10,023 and for years ended 2002, 2001 and 2000, respectively.

Effective January 1, 2002, the Company adopted SFAS 144. “Accounting for the Impairment or Disposal of Long-Lived Assets”, which replaces SFAS 121, the accounting model for long lived assets, including discontinued operations, and the provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the effects of Disposal of a Segment of a Business”, for the disposal of segments of business. SFAS 144 requires that long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with the operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions in SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. There was no impact on the Company’s financial position or results of operations as a result of adopting this standard.

The FASB recently issued the following SFAS’s, and the Company is currently determining the impact that these standards will have on its financial statements.

•	In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. The standard is effective for fiscal years beginning after June 15, 2002.

•	In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections”. SFAS 145 rescinds FASB No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, and FASB 13, Accounting for Leases, eliminating an inconsistency between certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.

•	In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

2. FIXED ASSETS

Major classifications of fixed assets and related asset lives are summarized as follows:

	DECEMBER 31,

	USEFUL LIFE	2002	2001

Land		$1,310	$1,310
Furniture and equipment	5-7 years	10,942	16,066
Computer equipment	3-5 years	3,682	17,882
Leasehold improvements	3-15 years	5,147	5,507

		21,081	40,765
Less accumulated depreciation		11,476	25,398

		$9,605	$15,367

The Company purchased assets for $372 and $3,194 during 2002 and 2001, respectively. Depreciation expense during 2002, 2001 and 2000 was $5,024, $8,767 and $10,220, respectively. The Company recognized losses on the sale or disposal of assets of $1,078, $1,442 and $830 for the years ended 2002, 2001 and 2000, respectively. The reduction in assets is a result of the reduction in headcounts, centralization of processes and lease verses purchase decisions.

Land consists of a parcel of property adjacent to the site of the corporate headquarters building.

3. INCOME TAXES

The benefit (provision) for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Current:
Federal	$—	$2,733	$(2,025)
State	261	(405)	(314)
Deferred	23,914	(239)	865
Valuation Allowance	(24,277)	—	—

	$(102)	$2,089	$(1,474)

The benefit (provision) for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Federal income tax rate	35.0%	35.0%	(34.0)%
State income taxes, net of federal tax benefit	3.0	2.9	(3.3)
Non-deductible items	12.5	(20.8)	(56.6)
Goodwill amortization	—	(2.4)	(30.4)
Deferred tax asset valuation Allowance	(50.7)	—	—
Other	—	—	.6

Effective tax rate	(.2)%	14.7%	(123.7)%

Nondeductible items consist of IRS audit adjustments and the portion of meals and entertainment expenses not deductible.

Deferred income tax assets and liabilities shown on the balance sheet are comprised of the following:

	YEARS ENDED DECEMBER 31,

	2002	2001

Deferred taxes, current:
Assets
Allowance for bad debts	$2,304	$2,456
Accrued liabilities	1,198	1,613

	3,502	4,069
Liabilities
Accrued liabilities	—	(32)
Valuation allowance	(3,502)	—

Net deferred tax asset	$—	$4,037

Deferred taxes, non-current:
Assets
Deferred compensation	$4,438	$4,217
Federal net operating loss carry- forward	13,392	697
State net operating loss carry- forward	4,087	1,205
Other	500	—

	22,417	6,119
Liabilities
Depreciation and amortization	(1,642)	(4,272)
Valuation allowance	(20,775)	—

Net deferred tax asset	$—	$1,847

At December 31, 2002, the Company had federal net operating loss carryfowards of approximately $38,000, consisting of $292 carryforward from 2001 which expires in 2021, and a $37,970 taxable loss in 2002 which expires in 2022. The 2002 federal taxable loss included deductions of $28,443 related to the acquisition of intangible assets in earlier years. Further, the Company has approximately $60,000 of state tax net operating losses which will be carried forward to be offset against future state taxable income. The amount of the state tax net operating loss carry-forward expires in varying amounts through 2022.

In 2002, the Company carried back $19,502 of 2001 federal net operating losses to earlier years for a refund of federal taxes paid of $6,582.

The Company completed a U.S. Internal Revenue Service audit in 2002 for its tax years ended December 31, 1999 and 1998. The audit was concluded with no adverse findings or assessments by the Internal Revenue Service.

We are also periodically subject to state and other local income tax audits for various tax years. Ongoing audits for which no final determinations have been made include those for the states of New York, Connecticut and Massachusetts.

4. OTHER ASSETS

	DECEMBER 31,

	2002	2001

Cash surrender value of life insurance policies	$7,301	$12,591
Capitalized software, net of amortization	1,105	5,805
Prepaid rent – Ybor headquarters, net of amortization	1,405	1,989
Intangible assets from acquisitions net of amortization	1,223	1,807
Deferred loan cost, net of amortization	948	1,222

	$11,982	$23,414

Cash surrender value of life insurance policies relates to policies maintained by the Company that could be used to fund obligations under the Deferred Compensation Plan (Note 9) with cash surrender values of $7,301 and $12,591 at December 31, 2002 and 2001, respectively.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. During the year ended December 31, 2002 the Company reviewed its customer relationship management (CRM) software and other software which the Company had purchased but not implemented. Based on this review, it was determined that a significant redesign of the CRM software is needed and that the current value of the CRM software was impaired and that, based on the Company’s current revenue base, certain purchased software would not be implemented by the Company. Impairment losses of $1,608 relating to the reviews have been recognized by the Company for the year ended December 31, 2002. For the year ended December 31, 2001, the Company recognized losses of $1,273 relating to the write off of capitalized software due to a change in the extent to which a portion of the software was being used. The impairment losses are recorded as a component of selling general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company purchased capitalized software for $255 and $3,367 during 2002 and 2001, respectively. Accumulated amortization on capitalized software was $2,133 and $5,023, as of December 31, 2002 and 2001 respectively. Amortization expense on capitalized software during 2002, 2001 and 2000, was $3,347, $4,203, and $3,330, respectively.

As part of the agreement with the landlord of the new headquarters, the Company was required to prepay lease costs relating to building upgrades above a base amount. This amount is being amortized over the 15 year term of the lease.

Accumulated amortization on intangible assets from acquisitions was $454 and $0 as of December 31, 2002 and 2001, respectively. The Company has included the value of other acquisition non-compete agreements totaling $125 at December 31, 2001 in Other Assets. The non-compete agreements were being amortized on a straight-line basis over the lives of the related employment agreements. Amortization expense for these non-compete agreements was $125, $63, and $83 for the year ended December 31, 2002, 2001, and 2000, respectively. The agreements were fully amortized in the year ended December 31, 2002.

Amortization expense of deferred loan costs was $678, $200 and 659 in December 31, 2002, 2001 and 2000, respectively. Additional deferred loan costs of $404 were incurred in 2002, in connection with the execution of the fifth amendment to our Credit Facility.

5. GOODWILL

Effective July 1, 2001, the Company adopted SFAS 141, “Business Combinations”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have an impact on the results of operations, financial position or liquidity of the Company.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets” which was adopted by the Company as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment on an annual basis.

SFAS 142 provided a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. To the extent that an indication of impairment existed, the Company was required to perform a second test to measure the amount of the impairment. In the first step, the Company identified its reporting units and determined the carrying value of each by assigning the Company’s assets and liabilities, including existing goodwill, to them as of January 1, 2002. The Company identified its reporting units as Information Technology, Finance and Accounting, Health and Life Sciences and Human Resources. For purposes of reporting, the Human Resources business line is part of the Information Technology reporting segment, but based on analysis under SFAS 142, the Company has determined that the business line meets the criteria of a reporting unit. The Company then determined the fair value of each reporting unit utilizing an independent appraiser, by using a combination of present value and several earning valuation techniques and comparing the fair values to the carrying values of each reporting unit. The Company completed this first step, as of June 30, 2002, and determined that an impairment may have existed in the Information Technology and Human Resources units.

In the second step the Company compared the implied fair values of the affected reporting units’ goodwill to the carrying value to determine the amount of the impairment. The fair value of goodwill was determined by allocating the reporting units’ fair value to all of their assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141. The Company completed the second step in the fourth quarter of 2002. As a result of this impairment test, the Company recorded an impairment charge of $33.8 million consisting of $11.1 and $22.7 million for the Human Resources and Information Technology units, respectively. The impairment charge is classified as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2002.

Conditions contributing to the goodwill impairment are negative industry and economic trends which have lowered profits and cash flows over the last 18 months and which continue to impact earnings forecasts.

A reconciliation of net loss and loss per share reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) to the proforma amounts adjusted for the exclusion of goodwill amortization, net of the related income (loss) tax effect, is presented below. The unaudited proforma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net income (loss) and earnings (loss) per share and are for comparative purposes only.

	December 31,

	2002	2001	2000

	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net loss	$(47,031)	$(12,088)	$(283)
Add: Goodwill amortization, net of income tax	—	2,956	3,003

Adjusted net income (loss)	$(47,031)	$(9,132)	$2,720

Net loss per share — Basic and Diluted	$(1.49)	$(.38)	$(.01)
Add: Goodwill amortization net of income tax	—	.09	.07

Adjusted net income (loss) Per share – Basic and Diluted	$(1.49)	$(.29)	$.06

6. ACQUISITIONS AND DIVESTITURES

FOR THE YEAR ENDED DECEMBER 31, 2002

In the fourth quarter of 2002, the Company disposed of its Human Resources business, a portion of the Information Technology segment. The Human Resource business contributed revenue of $4,121, $12,777 and $22,746 for the years ended 2002, 2001 and 2000.

FOR THE YEAR ENDED DECEMBER 31, 2001

Emergency Response Staffing Inc.

On December 3, 2001, the Company acquired 100% of the outstanding common stock of Emergency Response Staffing Inc. (“ERS”). This transaction was accounted for in accordance with SFAS 141, “Business Combinations”, using the purchase method. The results of ERS’s operations have been included in the consolidated financial statements since that date. ERS provided nurses on a permanent and temporary basis to its customers in the United States.

As consideration for the purchase of the common stock, the Company issued an aggregate of 1,242 shares of its common stock (the “Merger Shares”). The Merger Shares were issued in consideration for all of the issued and outstanding shares of ERS which at the time of the merger were valued at approximately $6.3 million in the aggregate, net of $500, 97 shares, which were held in escrow. The Merger Shares were issued in reliance on the exemptions provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “1933 Act”) and Section 4(2) of the 1933 Act. On December 3, 2002, pursuant to the Merger Agreement, Kforce issued 202 additional shares of common stock to the shareholders of ERS because the average price of Kforce’s common stock during the 30 day period immediately preceding the one year anniversary of the Merger Agreement was below $4.15 per share.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 3, 2001, the date of acquisition.

Current Assets	$1,500
Furniture and Equipment	42
Intangible Assets	656
Goodwill	6,163

Total assets acquired	8,361

Current Liabilities	(1,570)
Long-term debt, net of cash
Acquired	(491)

Total liabilities assumed	(2,061)

Net assets acquired	$6,300

The excess purchase price of $6,819 was allocated to acquired intangible assets. Of that amount, $527 was assigned to customer lists and contracts that have a weighted average useful life of approximately four years. Employee non-compete agreements that have a useful life of four years were assigned a value of $129.

The $6,163 of remaining excess purchase price was assigned to goodwill. This goodwill will be allocated to the Health and Life Sciences business segment. This goodwill is not anticipated to be deductible for tax purposes.

An increase in the gross carrying value of goodwill of $20 was made in 2002 related to a change in allocation of the purchase price for the acquisition.

Scientific Staffing Inc.

On December 10, 2001, the Company acquired certain assets of Scientific Staffing Inc. (“SSI”). This transaction was accounted for in accordance with SFAS 141, “Business Combinations”, using the purchase method. The results of SSI’s operations have been included in the Company’s consolidated financial statements since that date. SSI provided scientific personnel on a permanent and temporary basis to its customers in the United States.

As consideration for the purchase of these assets, the Company has paid SSI $3,524 in cash as well as certain assets used primarily in connection with its Legal staffing operations. A gain of $537 was recorded on the sale of the Company’s Legal staffing operations based upon the estimated fair value of the assets sold.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 10, 2001, the date of acquisition.

Current Assets	$46
Intangible Assets	1,021
Goodwill	3,695

Total assets acquired	4,762
Current Liabilities Assumed	(701)

Net assets acquired	$4,061

The excess purchase price of $4,716 was allocated to acquired intangible assets. Of that amount, $777 was assigned to customer lists and contracts that have a weighted average useful life of approximately four years. Employee non-compete agreements that have a useful life of four years were assigned a value of $244.

The $3,695 remaining excess purchase price was assigned to goodwill. This goodwill will be allocated to the Health and Life Sciences business segment.

A decrease in the gross carrying value of goodwill of $203 was made in 2002 related to a change in allocation of the purchase price for the acquisition.

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

	2001	2000

Revenues	$677,056	$830,740
Net Income (loss)	(11,659)	1,699
Basic income (loss) per share	(0.35)	0.04
Basic shares outstanding	32,953	44,128

Training Business Unit

In December 2001, the Company sold its training business unit for $300 to a member of the unit’s management. The training business had revenues of $2,493 and $5,017 in 2001 and 2000, respectively. Operating losses for this business were $1,847 and $344 in 2001 and 2000, respectively. As a result of the sale of this business, the Company recorded a loss of $4,608, which included a net write-off of $2,725 of goodwill as well as a write-off of other assets specifically related to this business not included in the sale. The loss is reported in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Canadian Operations

In June 2001, the Company sold its Canadian operation, consisting of its Toronto office, and continued to collect on receivables not sold in the transaction. In the fourth quarter of 2002, the Company finalized all significant business related to the Canadian operations and recognized the cumulative translation loss of $223,000 recorded in Other Expense on the Consolidated Statement of Operations and Comprehensive Income (Loss).

FOR THE YEAR ENDED DECEMBER 31, 2000

During 2000, the Company had no acquisitions, but settled earnout provisions on certain prior acquisitions for approximately $1,221. These amounts have been recorded as purchase price consideration and are included in goodwill.

7. RELATED PARTIES

RECEIVABLES FROM RELATED PARTIES

Receivables from officers and stockholders included non-interest bearing receivables for premiums paid on split dollar life insurance policies and other notes receivable as of December 31, 2001. Repayment terms on the other notes receivables ranged from one to two years at rates of 6% to 8%. No receivables were outstanding at December 31, 2002.

SPLIT DOLLAR LIFE INSURANCE

In 1995, the Company entered into split dollar and cross-purchase split dollar life insurance agreements with three founding officers and directors and their estates whereby the Company paid a portion of the life insurance premiums on behalf of the officers and their estates. The Company was granted a security interest in the cash value and death benefit of each policy equal to the amount of the cumulative premium payments made by the Company. These insurance policies were substantially restructured in 1999, such that all related party receivables owed to the Company related to these policies could be satisfied by the redemption of cash value in the policies that would accumulate over a period of time.

Based upon market conditions and the time anticipated to allow the cash value of the policies to appreciate sufficiently to satisfy the receivable balance, the Company recorded a reserve of $300 in 2001 to satisfy the difference between the cash surrender value of the policies and the receivable balance as of December 31, 2001. This amount is reflected as a reduction in receivables from officers and related parties.

As of December 31, 2002, the Company terminated these agreements with the officers and their estates.

RELATED PARTY TRANSACTIONS

Consulting services totaling $371 for 2000 were provided to the Company by a company owned by the spouse of the Chief Executive Officer. This contract terminated in 2000. In addition, an aircraft charter company owned 100% by the Chief Executive Officer provided charter services to the Company in the amount of $21 and $125 in 2001 and 2000, respectively. In addition, the Company billed the aircraft charter company $22 for the use of the Company’s airplane in 2000. The Company had operating leases with related parties in 2000 for office space the Company previously used as its headquarters. This property was sold to independent investors in 2000. Rent in the amount of $121 was paid to the related party in 2000.

8. CREDIT FACILITY

	DECEMBER 31,

	2002	2001

Credit Facility	$22,000	$28,185

On November 3, 2000 the Company entered into a $90 million Amended and Restated Credit Facility with a syndicate of banks led by Bank of America (“the Credit Facility”). On December 6, 2002 the Company amended certain terms and conditions of the Credit Facility. This Credit Facility was extended to November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. Pricing is fixed for one year at LIBOR plus 2.25%. After one year, pricing changes quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, the Company is prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. Our borrowings as of December 31, 2002 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants. The Credit Facility also contains certain limitations on investments, acquisitions and repurchases of our stock. The amount available under the credit facility as of December 31, 2002 was $19,626. The amount available without triggering debt covenants as of December 31, 2002 was $14,626.

The Board of Directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of December 31, 2002, we had repurchased approximately 19.2 million shares for $ 104.5 million under this plan. Approximately $10.5 million was available under current board authorization and $17.8 million was available under the current Credit Facility limitations as of December 31, 2002.

The Credit Facility also contains a provision that limits the amount of capital expenditures that Kforce may make in any calendar year to $6 million. Total capital expenditures in 2002 were $626.

In April 2001, we entered into two fixed interest rate swap contracts in relation to a portion of the Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001, the interest rate was lowered and the expiration date was extended to October 2003 on $12 million of the swaps contracts. The contracts, which were classified as cash flow hedges, effectively convert a portion of our outstanding debt under the Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. Consistent with SFAS 133, we recorded the fair value of the interest rate swap contracts, approximately $373 net of income taxes, of $248 in other liabilities and accumulated other comprehensive loss as of December 31, 2001. On December 16, 2002, the Company paid $554 to the counter party to cancel both swaps. The cost incurred on the contracts is being amortized over the original life of the swaps. The Company had no other cash flow hedges at December 31, 2002.

9. OTHER LONG-TERM LIABILITIES

	DECEMBER 31,

	2002	2001

Deferred compensation plan liability (Note 10)	$6,993	$11,222
Rent payable, long term	930	1,404
Cash flow hedge liability	—	621

	$7,923	$13,247

The Company has a non-qualified deferred compensation plan pursuant to which eligible company management and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment.

The Company has recorded a liability for the minimum required lease payments on those vacant properties that it has determined it will be unable to sub-lease for the foreseeable future as the result of current market conditions. In addition to the non-current amount of $930 and $1,404 for 2002 and 2001 reflected above, lease payments scheduled within the next 12 months of $1,211 and $735 for 2002 and 2001, respectively, have been included in accounts payable and other current liabilities. A total of $464 and $2,139 was expensed during 2002 and 2001, respectively, related to these leases. This expense is included in Selling, general and administrative expenses.

The Company recorded a liability for a cash flow hedge based upon the fair value at December 31, 2001. In December 2002, the Company cancelled the interest rate swaps that created the cash flow hedge (see Note 8).

10. EMPLOYEE BENEFIT PLANS

401(k) SAVINGS PLAN

The Company has a qualified defined contribution 401(k) plan covering substantially all full-time employees. The plan offers a savings feature and Company matching contributions. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. The match was made in the Company’s stock in 2000 for the plan year ended December 31, 1999. No match was made by the Company during 2002 or 2001 for the plan years ended December 31, 2001 and 2000. The Company has accrued a match of $770 for the plan year ended December 31, 2002. Assets of this plan are held in trust for the sole benefit of employees.

At December 31, 2002, 2001, and 2000, the Plan held 1,231, 1,483, and 1,615 shares, respectively, of the Company’s stock, representing approximately 4.07%, 4.77% and 4.0%, respectively, of the Company’s outstanding shares. Employer contributions to the 401(k) plans totaled $1,165 in 2000. There were no contributions made to the plan during 2002 or 2001.

EMPLOYEE STOCK PURCHASE PLAN

Effective January 1, 2000, the Company placed into effect an Employee Stock Purchase Plan which had been approved during 1999 and which allows all employees to purchase stock at a 15% discount from market prices and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. For the years ended December 31, 2002, 2001, and 2000, respectively, the Company issued 147, 385, and 632 shares of common stock, at an average purchase price of $4.32, $3.28 and $3.73 per share, pursuant to the Employee Stock Purchase Plan. These shares were transferred to the plan from the Company’s treasury stock. Of the 147 shares issued for the plan year 2002, the Company issued 60 of the shares at an average price of $5.06 during the year and 87 shares at an average price of $3.59 subsequent to year-end. Of the 385 shares issued for the plan year 2001, the Company issued 284 of the shares at an average price of $2.55 during the year and 101 shares at an average price of $5.34 subsequent to yearend. Of the 632 shares issued for plan year 2000, the Company issued 217 of the shares at an average price of $5.90 during the year and 415 shares at an average price of $2.60 subsequent to yearend. The shares issued subsequent to yearend are related to employee contributions made during the year.

DEFERRED COMPENSATION PLAN

The Company has a nonqualified deferred compensation plan pursuant to which eligible management and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable at a future date or upon retirement or termination of employment, and at December 31, 2002 and 2001, aggregated $6,993 and $11,222, respectively. The Company has insured the lives of the participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender value of these Company-owned life insurance policies, $7,301 and $12,591 at December 31, 2002 and 2001, respectively, is included in other assets. Compensation expense of $1,171, $1,096, and $439 was recognized for the plan for the years ended December 31, 2002, 2001, and 2000, respectively. The Company accrues discretionary Company matching contributions. No match was made by the Company in 2002 or 2001 for the pan years ended December 31, 2001 and 2000. The Company has accrued a match of $401 for the plan year ended December 31, 2002.

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

During 1995, the Company established a non-employee director stock option plan, which authorized the issuance to non-employee directors of options to purchase common stock. The maximum number of shares of common stock that can be issued under this plan is 400. A summary of the Company’s stock option and restricted stock activity is as follows:

		NON-		WEIGHTED	WEIGHTED
	EMPLOYEE	EMPLOYEE		AVERAGE	AVERAGE
	INCENTIVE	DIRECTOR		EXERCISE	FAIR VALUE
	STOCK OPTION	STOCK OPTION		PRICE PER	OF OPTIONS
	PLAN	PLAN	TOTAL	SHARE	GRANTED

Outstanding as of December 31, 1999	5,064	225	5,289	$11.76
Granted	2,204	94	2,298	$10.77	$4.89
Exercised	(283)	—	(283)	$8.93
Forfeited	(1,528)	(25)	(1,553)	$12.75

Outstanding as of December 31, 2000	5,457	294	5,751	$11.04
Granted	1,924	25	1,949	$3.97	$2.11
Exercised	(56)	—	(56)	$3.48
Forfeited	(1,269)	—	(1,269)	$8.65

Outstanding as of December 31, 2001	6,056	319	6,375	$9.41
Granted	1,260	—	1,260	$5.30	$2.63
Exercised	(77)	—	(77)	$3.43
Forfeited	(1,370)	—	(1,370)	$9.84

Outstanding as of December 31, 2002	5,869	319	6,188	$8.52

Exercisable at December 31:
2000	1,797	213	2,010
2001	2,477	275	2,752
2002	3,162	319	3,482

Options granted during each of the three years ended December 31, 2002, have a vesting periods of one to three years. Options expire at the end of ten years from the date of grant.

As of December 31, 2002, the total number of available shares to grant was 3,036 and 4 under the Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan, respectively.

The following table summarizes information about employee and director stock options:

	OPTIONS OUTSTANDING

		WEIGHTED
	NUMBER	AVERAGE	WEIGHTED
	OUTSTANDING AT	REMAINING	AVERAGE
	DECEMBER 31,	CONTRACTUAL	EXERCISE
RANGE OF EXERCISE PRICES	2002 (SHARES)	LIFE (YEARS)	PRICE ($)

$0.980 - $1.460	20	2.70	$0.98
$1.461 - $2.176	16	2.00	$1.49
$2.177 - $3.242	50	7.80	$2.41
$3.243 - $4.831	1,565	7.60	$3.79
$4.832 - $7.198	1,316	8.90	$5.43
$7.199 - $10.726	1,450	6.20	$7.54
$10.727 - $15.981	1,370	6.20	$13.70
$15.982 - $23.812	249	5.00	$22.15
$23.813 - $31.500	152	5.20	$27.78

	6,188	7.00	$8.52

	OPTIONS EXERCISABLE

	NUMBER	WEIGHTED
	EXERCISABLE AT	AVERAGE
	DECEMBER 31,	EXERCISE
RANGE OF EXERCISE PRICES	2002 (SHARES)	PRICE ($)

$0.980 - $1.460	20	$0.98
$1.461 - $2.176	16	$1.49
$2.177 - $3.242	25	$2.41
$3.243 - $4.831	574	$3.91
$4.832 - $7.198	95	$6.20
$7.199 - $10.726	1,447	$7.53
$10.727 - $15.981	904	$13.34
$15.982 - $23.812	249	$22.15
$23.813 - $31.500	152	$27.78

	3,482	$10.24

Included in the above tables are 194 and 224 shares of non-vested restricted stock grants issued in October 2001 and assigned in January 2002, respectively. The October 2001 shares were issued in lieu of 2001 cash bonuses to certain members of management. These shares fully vested in February 2003. The January 2002 shares were issued to executive management, inside directors and certain other employees for voluntarily reducing their salary and cash bonus potential in 2002. These shares vest over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met. During 2002, 1,152 shares were issued under this plan and 17,658 shares were forfeited due to employment terminations.

Had compensation cost for the Company’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, the Company’s net loss and net loss per share would have been as follows:

	Pro Forma EPS
	YEARS ENDED
	DECEMBER 31,

	2002	2001	2000

Net loss:
As Reported	$(47,031)	$(12,088)	$(283)
Compensation expense per SFAS 123	(6,465)	(11,984)	(19,715)
Tax benefit, pro forma	—	1,724	363

Pro forma net loss	$(53,496)	$(22,348)	$(19,635)

Net loss per share:
Basic and diluted:
As Reported	$(1.49)	$(0.38)	$(0.01)
Pro forma	$(1.69)	$(0.71)	$(0.46)

The Company has not included any tax benefit associated with the compensation expense per SFAS 123. Any tax benefit would be eliminated through the recording of a valuation allowance for the year end December 31, 2002, only. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: Dividend yield of 0.0% for all three periods; risk-free interest rates of 3.0% for options granted during the year ended December 31, 2002, 5.05% for options granted during the year ended December 31, 2001, and 5.66%-6.75% for options granted during the year ended December 31, 2000; a weighted average expected option term of 5.7 years for 2002, 5.8 years for 2001, and 4-7 years for 2000; and a volatility factor of 50% for 2002 and 2001, and 2000.

Tax benefits resulting from disqualifying dispositions of shares acquired under the Company’s employee incentive stock option plan were $34, $4 and $995 in 2002, 2001 and 2000, respectively. These tax benefits are credited to additional paid-in-capital.

12. SEVERANCE COSTS

In 2002, the Company incurred expense of $1,479 for severance costs related to changes in field management, including $1,102 for the resignation of a named officer. In the fourth quarter of 2001, the Company incurred expense of $2,299 for severance costs pursuant to a plan communicated during the fourth quarter relating to the termination of corporate and field management and administrative employees to align operating costs with its declining revenue base. Severance cost is a component of Sales, general and administrative expense in the Consolidated Statement of Operations and Comprehensive Income (Loss). As of December 31, 2002 and 2001, the Company had accrued severance of $1,479 and $2,299, respectively, as a component of Accrued payroll in the Consolidated Balance Sheet.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases space and operating assets under operating leases expiring at various dates with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Future minimum lease payments, including accelerated lease payments, under non-cancelable operating leases are summarized as follows:

	2003	2004	2005	2006	2007	Thereafter

Facilities	$11,380	$8,378	$4,634	$3,309	$3,098	$23,371
Computers	1,867	971	687	305
Furniture	403	403	403	308
Other Equipment	846	620	276	170	40

Total	$14,496	$10,372	$6,000	$4,092	$3,138	$23,371

Included in future minimum lease payments are lease payments which have been accelerated (see Note 9). The accelerated lease payments represent cash flow obligations of $1,211, $710, $183, and $30 for the 2003, 2004, 2005 and 2006, respectively.

Rental expense under all operating leases was $12,322, $14,368, and $11,415 for 2002, 2001, and 2000, respectively.

On September 14, 2001, the Company executed an agreement for lease of its new headquarters and consolidation of its Tampa operations. The Company has classified the lease as an operating lease. Significant terms included the prepayment of rent in the amount of $2,200. The prepayment is being amortized over the 15 year term of the lease. The Company is required to make minimum annual lease payments beginning September 14, 2001 of approximately $2,500 for each of the 15 years. These lease payments are included in the above future minimum lease payments under non-cancelable operating leases.

LITIGATION

In the ordinary course of its business, the Company is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination, harassment and other similar claims. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal risks that the Company insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. The Company is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with certain executive officers that provide for minimum compensation, salary and continuation of certain benefits for a one to three year period under certain circumstances. The agreements also provide for a payment of one to three times their annual salary and average annual bonus if a change in control (as defined by the agreements) of the Company occurs and include a covenant against competition with the Company that extends for one year after termination for any reason. The Company’s liability at December 31, 2002, would have been approximately $8,395 in the event of a change in control or $5,339 if all of the employees under contract were to be terminated by the Company without good cause (as defined) under these contracts.

14. NOTE PAYABLE GUARANTEE

In June 2001, the Company purchased from a bank a note receivable from one of its former officers that it had previously guaranteed. The Company is currently pursuing collection of this receivable. At December 31, 2001, the balance, plus accrued interest, was approximately $1,976 and is reflected in prepaid expenses and other current assets net of a reserve of $1,976. The entire note balance was written off against the reserve in December 2002.

15. SEGMENT ANALYSIS

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

In January 2002, the Company determined that flexible billings and search services should be reported separately by segment. All prior period information has been adjusted to comparably reflect the effects of this change.

In January 2002, the Company reclassified billable expenses to revenue based on Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred”. Historically the reimbursements were classified as direct costs of services in the accompanying Audited Consolidated Statements of Operations and Comprehensive Income (Loss). All prior period information has been adjusted to comparably reflect the effects of this change.

Historically, and through December 31, 2002, the Company has generated only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

Information concerning operations in these segments of business is as follows:

	INFORMATION	FINANCE &	HEALTH AND
	TECHNOLOGY	ACCOUNTING	LIFE SCIENCES	TOTAL

2002
Net Service Revenue
Flexible Billings	$215,731	$99,009	$161,168	$475,908
Search Fees	10,140	22,754	4,745	37,639

Total Revenue	$225,871	$121,763	$165,913	$513,547
Gross Profit	$65,408	$53,051	$49,503	$167,962
2001
Net Service Revenue
Flexible Billings	$298,771	$132,617	$138,014	$569,402
Search Fees	32,389	50,273	6,353	89,015

Total Revenue	$331,160	$182,890	$144,367	$658,417
Gross Profit	$109,687	$93,198	$49,515	$252,400
2000
Net Service Revenue
Flexible Billings	$381,492	$143,592	100,305	$625,389
Search Fees	88,829	83,423	7,379	179,631

Total Revenue	$470,321	$227,015	$107,684	$805,020
Gross Profit	$190,693	$132,023	$38,840	$361,556

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED

	MAR 31	JUN 30	SEPT 30	DEC 31

Fiscal 2002
Net service revenues	$131,671	$129,467	$128,900	$123,509
Gross profit	43,770	43,432	41,933	38,827
Net income (loss) before cumulative effect of change in accounting principal	(1,597)	(707)	124	(11,028)
Net income (loss)	(1,597)	(707)	124	(44,851)
Net income (loss) per share before cumulative effect of change in accounting principal	$(.05)	$(.02)	$.00	$(.35)
Net income (loss) per share-basic	$(.05)	$(.02)	$.00	$(1.42)
Net income (loss) per share-diluted	$(.05)	$(.02)	$.00	$(1.42)
Fiscal 2001
Net service revenues	$191,620	$172,937	$150,183	$131,283
Gross profit	80,100	69,075	57,401	45,824
Net income (loss)	2,843	1,809	40	(16,780)
Net income (loss) per share-basic	$.09	$.06	$.00	$(.53)
Net income (loss) per share-diluted	$.09	$.06	$.00	$(.53)
Fiscal 2000
Net service revenues	$195,063	$197,661	$202,193	$200,080
Gross profit	88,201	91,618	93,627	88,110
Net income (loss)	(2,395)	1,807	295	10
Net income (loss) per share-basic	$(.05)	$.04	$.01	$.00
Net income (loss) per share-diluted	$(.05)	$.04	$.01	$.00

17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	2002	2001	2000

Cash paid (received) during the period for:
Income taxes	$(10,475)	$5,488	$(23,083)
Interest	3,172	3,406	508
Non-Cash Transaction Information:
401(k) matching contribution	—	847	885
Deferred compensation plan contribution	603	789	—
Employee stock purchase plan contribution	(849)	1,805	1,277
Cash flow hedges, net of taxes	(68)	(373)	—
Stock issued in the acquisition of Emergency Response Staffing	2	6,300	—
Restricted stock issued or assigned in lieu of compensation, net of forfeitures	1,106	823	—
Sale of training business in exchange for note receivable	—	300	—

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E

		CHARGED TO	ACQUIRED		BALANCE AT
	BALANCE AT	COSTS AND	RESERVE		END OF
DESCRIPTION	BEGINNING OF	EXPENSES	FROM ERS	DEDUCTIONS	PERIOD

Allowance Reserve
Trade Receivables	2000	$4,417	$7,106	$—	$4,874	$6,649
	2001	6,649	8,083	100	9,362	5,470
	2002	5,470	1,430	—	1,073	5,827

Notes Receivable	2001	—	1,976		—	1,976
	2002	1,976	—		1,976	—

Receivables from officers and related parties	2001	—	300		—	300
	2002	300			300	—

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2003	KFORCE INC By: /s/ DAVID L. DUNKEL

David L. Dunkel Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2003	By: /s/ DAVID L. DUNKEL David L. Dunkel Director and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2003	By: /s/ WILLIAM L. SANDERS William L. Sanders Sr. Vice President, Chief Operating Officer, Chief Financial Officer and Secretary (Principal Financial Officer)

Date: March 27, 2003	By: /s/ DAVID M. KELLY David M. Kelly Vice President, Treasurer and Chief Accounting Officer (Principal Accounting Officer)

Date: March 27, 2003	By: /s/ JOHN N. ALLRED John N. Allred Director

Date: March 27, 2003	By: /s/ W.R. CAREY, JR. W.R. Carey, Jr. Director

Date: March 27, 2003	By: /s/ RICHARD M. COCCHIARO Richard M. Cocchiaro Director

Date: March 27, 2003	By: /s/ TODD MANSFIELD Todd Mansfield Director

Date: March 27, 2003	By: /s/ RALPH STRUZZIERO Ralph Struzziero Director

Date: March 27, 2003	By: /s/ HOWARD W. SUTTER Howard W. Sutter Vice President and Director

Date: March 27, 2003	By: /s/ GORDON TUNSTALL Gordon Tunstall Director

Date: March 27, 2003	By: /s/ KARL VOGELER Karl Vogeler Director

Date: March 27, 2003	By: /s/ MARK FURLONG Mark Furlong Director

CERTIFICATIONS

     I, David L. Dunkel, certify that:

     1.     I have reviewed this annual report on Form 10-K of Kforce Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ DAVID L. DUNKEL David K. Dunkel Chairman of the Board, Chief Executive Officer and Director

CERTIFICATIONS

     I, William L. Sanders, certify that:

     1.     I have reviewed this annual report on Form 10-K of Kforce Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ WILLIAM L. SANDERS William L. Sanders Sr. Vice President, Chief Operating Officer, Chief Financial Officer and Secretary

EXHIBIT INDEX

SEQUENTIAL

EXHIBIT NO.		DESCRIPTION

3.1	Amended and Restated Articles of Incorporation(1)
3.1a	Articles of Amendment to Articles of Incorporation(11)
3.2	Amended and Restated Bylaws(1)
4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent(2)
4.2	Amendment to Rights Agreement dated as of October 24, 2000(3)
4.3	Amended and Restated Credit Agreement among Certain Financial Institutions, Bank of America NA (as the Administrative Agent) and kforce.com, Inc. dated November 3, 2000(5)
4.4	First Amendment to Amended and Restated Credit Agreement dated as of December 10, 2000(11)
4.5	Second Amendment to Amended and Restated Credit Agreement dated as of February 12, 2001(5)
4.6	Third Amendment to Amended and Restated Credit Agreement dated as of January 1, 2002(11)
4.7	Fourth Amendment to Amended and Restated Credit Agreement dated as of August 5, 2002(12)
4.8	Fifth Amendment to Amended and Restated Credit Agreement dated as of December 5, 2002.(13)
10.1	Employment Agreement, dated as of March 1, 2000, between the Registrant and David L. Dunkel(4)
10.2	Employment Agreement, dated as of March 1, 2000, between the Registrant and William L. Sanders(4)
10.3	Employment Agreement, dated as of March 1, 2000, between the Registrant and Joseph J. Liberatore(5)
10.4	Employment Agreement, dated as of March 1, 2000, between the Registrant and Ken W. Pierce(5)
10.5	Employment Agreement, dated as of March 1, 2000, between the Registrant and Lawrence J. Stanczak(5)
10.6	Romac International, Inc. Non-Employee Director Stock Option Plan(6)
10.7	Source Services Corporation 401(k) and Profit Sharing Retirement Savings Plan(7)
10.8	kforce.com Executive Investment Plan(8)
10.9	kforce.com, Inc. Stock Incentive Plan (as of April 1, 2001)(9)
10.10	Kforce Inc. 1999 Employee Stock Purchase Plan (as of August 2001)(10)
10.11	See Exhibits 4.4 through 4.6 for additional material contracts
23.1	Consent of Deloitte & Touche LLP
99.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 333-26058) filed March 29, 2001.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-50539) filed April 21, 1998.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-50543) filed April 21, 1998.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-94563) filed January 13, 2000.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-60302) filed May 4, 2001.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-68212) filed August 23, 2001.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed November 14, 2002.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed December 6, 2002.