Form 10-Q
period 2003-03-31
KFORCE  INC
filed 2003-05-14
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As May 13, 2003 the registrant had 30,876,845  shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1.     FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2003	December 31, 2002

Assets:
Current Assets:
Cash and cash equivalents	$1,803	$1,053
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,388 and $5,827, respectively	65,651	63,092
Income tax refund receivables	737	809
Prepaid expenses and other current assets	4,904	3,838

Total current assets	73,095	68,792
Fixed assets, net	9,231	9,605
Other assets, net	12,164	11,982
Goodwill	61,798	61,798

Total assets	$156,288	$152,177

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and other accrued liabilities	$14,746	$14,603
Accrued payroll costs	22,380	19,282
Other current liabilities	3,212	2,781

Total current liabilities	40,338	36,666
Long term debt	22,000	22,000
Other long-term liabilities	6,844	7,923

Total liabilities	69,182	66,589

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01; 250,000 shares authorized, 48,544 issued and outstanding	485	485
Additional paid-in-capital	194,150	196,510
Unamortized stock-based compensation	(839)	(894)
Accumulated other comprehensive loss	(233)	(305)
Deficit	(12,468)	(12,756)
Less reacquired stock at cost; 17,668 and 18,286 shares, respectively	(93,989)	(97,452)

Total stockholders’ equity	87,106	85,588

Total liabilities and stockholders’ equity	$156,288	$152,177

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	March 31, 2003	March 31, 2002

Net service revenues	$123,724	$131,671
Direct costs of services	85,307	87,901

Gross profit	38,417	43,770
Selling, general and administrative expenses	36,606	43,052
Depreciation and amortization expense	1,102	2,724

Income (loss) from operations	709	(2,006)
Other expense, net	431	451

Income (loss) before income taxes	278	(2,457)
Income tax benefit	10	860

Net income (loss)	288	(1,597)
Other comprehensive (loss) income:
Change in fair value of cash flow hedges, net of income taxes of $0 and $93, respectively	(72)	140

Comprehensive income (loss)	$216	$(1,457)

Net income (loss) per share – Basic	$.01	$(.05)

Weighted average shares outstanding – Basic	30,565	31,835

Net income (loss) per share – Diluted	$.01	$(.05)

Weighted average shares outstanding – Diluted	30,603	31,835

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	THREE MONTHS ENDED

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net income (loss)	$288	$(1,597)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,102	2,724
Provision for bad debts and fallouts on accounts receivable	243	933
Amortization of stock based compensation	55	50
(Gain) loss on asset sales/disposals	42	(19)
Amortization of hedge interest	149	—
Deferred compensation expense, net	379	552
(Increase) decrease in operating assets:
Trade receivables	(2,801)	(1,668)
Prepaid expenses and other current assets	(1,067)	(105)
Income taxes	72	3,890
Other assets, net	(189)	1,287
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	292	(747)
Accrued payroll costs	3,266	2,011
Bank overdrafts	431	(2,258)
Other long-term liabilities	(1,112)	(1,917)

Cash provided by operating activities	1,150	3,136

Cash flows from investing activities:
Capital expenditures, net	(400)	(71)
Proceeds from sale of furniture and equipment	—	27

Cash used in investing activities	(400)	(44)

Cash flows from financing activities:
Repayments on bank line of credit	—	(2,185)
Proceeds from exercise of stock options	—	117

Cash used in financing activities	—	(2,068)

Increase in cash and cash equivalents	750	1,024
Cash and cash equivalents at beginning of period	1,053	255

Cash and cash equivalents at end of period	$1,803	$1,279

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$(82)	$(4,750)
Interest	307	591
Supplemental non-cash flow information:
Deferred compensation match	80	—
Employee stock purchase plan contribution	314	542
Cash flow hedges, net of income taxes	77	140
Restricted stock issued in lieu of compensation, net of forfeitures	—	1,201

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED March 31,

	2003	2002

Common stock – shares:
Shares at beginning of period	48,544	48,264
Exercise of stock options	—	32

Shares at end of period	48,544	48,296

Common stock – par value	$485	$483

Additional paid in capital:
Balance at beginning of period	$196,510	$195,177
Exercise of stock options	—	102
Disqualifying dispositions	—	26
Deferred compensation match	(64)	—
Deferred compensation plan net (contributions)/forfeitures	(1,254)	14
Employee stock purchase plan contribution	(153)	(13)
Issuance of restricted stock	(889)	1,201

Balance at end of period	$194,150	$196,507

Unamortized stock based compensation:
Balance at beginning of period	$(894)	$—
Issuance of restricted stock	—	(1,201)
Amortization of stock based compensation	55	50

Balance at end of period	$(839)	$(1,151)

Accumulated other comprehensive loss:
Balance at beginning of period	$(305)	$(596)
Amortization of hedge interest	149	—
Change in fair value of cash flow hedges, net of taxes	(77)	140

Balance at end of period	$(233)	$(456)

Retained earnings:
Balance at beginning of period	$(12,756)	$34,275
Net income (loss)	288	(1,597)

Balance at end of Period	$(12,468)	$32,678

Treasury stock – shares:
Shares at beginning of period	18,286	16,524
401K matching contribution	—	—
Deferred compensation match	(27)	—
Deferred compensation plan net (contributions)/forfeitures	(390)	49
Employee stock purchase plan contribution	(87)	(101)
Issuance of restricted stock	(114)	—

Shares at end of period	17,668	16,472

Treasury stock – cost:
Balance at beginning of period	$(97,452)	$(90,530)
Deferred compensation match	144	—
Deferred compensation plan net (contributions)/forfeitures	2,109	(271)
Employee stock purchase plan contribution	467	555
Issuance of restricted stock	743	—

Balance at end of period	$(93,989)	$(90,246)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
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

Allowance for Doubtful Accounts and Fallouts.   The Company has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of potential future write-offs.  The Company performs ongoing analysis of factors including recent write-off trends, changes in economic conditions, and concentration of accounts receivables among clients in establishing this reserve.  As of March 31, 2003, no single client has a receivable balance greater than 3.9% of total accounts receivable and the largest ten clients represent approximately 19.3% of the total accounts receivable balance.

Cash and Cash Equivalents. The Company classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

Self-insurance.  The Company offers employee benefit programs, including workers compensation and health insurance, for all eligible employees for which the Company is self-insured for a portion of the cost.  The Company is liable for claims for workers compensation of up to $250 and claims for health insurance of up to $150 per claim and aggregate claims up to a defined yearly payment limit.  All full-time employees and salaried consultants are eligible to participate in the program.  Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Commissions.  Placement associates earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan.  For each placement associate, the amount of commissions paid as a percentage of revenue or gross profit increases as volume increases.  The Company accrues commissions for actual revenue at a percentage equal to the percent of total expected commissions payable to total revenue in the year.

Stock-based Compensation.  In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from intrinsic-value-based method of recognizing stock compensation under APB Opinion 25, “Accounting for Stock Issued to Employees” to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation.  Under the fair value method, the fair value of the stock options granted to the employees is recognized as compensation over the service period (usually the vesting period).  Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant.  SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation.  The Company continues to apply the intrinsic-value method under APB Opinion No. 25 in accounting for its plans but discloses the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

Goodwill and Other Intangible Assets.  The Company accounts for goodwill and other intangible assets in accordance with SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that were completed after June 30, 2001.  The Company completed its initial impairment testing under SFAS 142 in 2002 and will begin the required annual testing in the current year.

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

Income Taxes. The Company accounts for income taxes using an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

The Company’s losses have resulted in net operating loss carryforwards for which the Company has recorded a deferred tax asset.  SFAS 109, “Accounting for Income Taxes”, requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset.  As a result of recent operating losses, the Company has recorded a valuation allowance on its net current and non-current deferred tax assets.  As of March 31, 2003 and December 31, 2002, current and non-current deferred tax assets are reflected net of this valuation allowance on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Earnings Per Share.  Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding.  Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants.

Options to purchase 5,939 and 7,630 shares of common stock and 421 and 223 shares of restricted stock were not included in the computations of diluted earnings per share for the three months ended March 31, 2003 and 2002, respectively, because these options were anti-dilutive. The dilutive effect of options to purchase 673 shares of common stock is included in the computation of diluted earnings per share for the three months ended March 31, 2003.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.

Accounting for Derivatives.  Under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, all derivatives and hedging activities are recognized as either assets or liabilities in the balance sheet and are measured at fair value.  Gains or losses resulting from the changes in fair value of derivatives are recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings.  The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge.  The Company does not enter into or hold derivatives for trading or speculative purposes.

In March 2003, we entered into a fixed interest rate swap contract for a notional amount of $10 million expiring in March 2005.  This contract has been classified as a cash flow hedge pursuant to SFAS 133.  Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contract at approximately $77, net of income taxes, in other liabilities and accumulated other comprehensive loss as of March 31, 2003.

Recent Accounting Pronouncements.

The following SFAS’s were effective for the Company beginning January 1, 2003, and management has determined that they have no current impact on the Company’s financial statements.

•	SFAS 143, “Accounting for Asset Retirement Obligations”, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred.

•

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections”.  SFAS 145 rescinds FASB 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”.  SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, and FASB 13, “Accounting for Leases”, eliminating an inconsistency between certain sale-leaseback transactions.

•

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.

NOTE B  --  STOCKHOLDERS’ EQUITY

During the quarter, the Company amended its deferred compensation plan to establish a Supplemental Stock Holding Account to be used in providing long term incentives to key employees. The Company established an obligation to certain members of senior management equal to 215 shares of Company stock which will be accrued over the two year vesting period.  Subsequent to establishing this obligation, 215 shares of Company stock were contributed to a trust to assist in funding this obligation, which, at the Company’s discretion, can be paid in cash or stock.  Approximately $51 was accrued and expensed during the quarter ended March 31, 2003, relating to the obligation.

NOTE C  --  SEGMENT ANALYSIS

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

Historically, and through March 31, 2003, the Company has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended March 31,

	Information Technology	Finance and Accounting	Health and Life Sciences	TOTAL

2003
Net Service Revenue
Flexible Billings	$53,067	$25,932	$36,468	$115,467
Search Fees	1,925	5,076	1,256	8,257

Total Revenue	$54,992	$31,008	$37,724	$123,724

Gross Profit	$14,691	$12,495	$11,231	$38,417

2002
Net Service Revenue
Flexible Billings	$53,868	$26,338	$40,509	$120,715
Search Fees	2,981	6,644	1,331	10,956

Total Revenue	$56,849	$32,982	$41,840	$131,671

Gross Profit	$16,500	$14,656	$12,614	$43,770

NOTE D  --  STOCK OPTION PLANS

As of March 31, 2003, the Company had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan.  The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretations in accounting for those plans.  No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Pro Forma Earnings Per Share For the three months ended March 31,

	2003	2002

Net income (loss):
As Reported	$288	$(1,597)
Compensation expense per SFAS 123	(695)	(1,616)
Tax benefit, pro forma	—	566

Pro forma net income (loss)	$(407)	$(2,647)

Net income (loss) per share:
Basic:
As Reported	$.01	$(.05)
Pro forma	$(.01)	$(.08)
Diluted:
As Reported	$.01	$(.05)
Pro forma	$(.01)	$(.08)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “plans”, and variations thereof and similar expressions are intended to identify forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

The SEC has requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

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

Allowance for doubtful accounts and fallouts

The Company has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of potential future write-offs.  The Company performs ongoing analysis of factors including recent write-off trends, changes in economic conditions, and concentration of accounts receivables among clients in establishing this reserve.  As of March 31, 2003, no single client has a receivable balance greater than 3.9% of total accounts receivable and the largest ten clients represent approximately 19.3% of the total accounts receivable balance.

Income taxes

The Company accounts for income taxes using an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

The Company’s losses have resulted in net operating loss carryforwards for which the

Company has recorded a deferred tax asset.  SFAS 109, “Accounting for Income Taxes”, requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset.  As a result of recent operating losses, the Company has recorded a valuation allowance on its net current and non-current deferred tax assets.  As of March 31, 2003 and December 31, 2002, current and non-current deferred tax assets are reflected net of this valuation allowance on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Commissions

Placement associates earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan.  For each placement associate, the amount of commissions paid as a percentage of revenue or gross profit increases as volume increases.  The Company accrues commissions for actual revenue at a percentage equal to the percent of total expected commissions payable to total revenue in the year.

Impairment

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”.  SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that were completed after June 30, 2001.  The Company completed its initial impairment testing under SFAS 142 in 2002 and will begin the required annual testing in the current year.

Stock-based Compensation

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from intrinsic-value-based method of recognizing stock compensation under APB Opinion 25, “Accounting for Stock Issued to Employees” to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation.  Under the fair value method, the fair value of the stock options granted to the employees is recognized as compensation over the service period (usually the vesting period).  Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant.  SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation.  The Company continues to apply the intrinsic-value method under APB Opinion No. 25 in accounting for its plans but discloses the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in Item 8 of our Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of the Company’s website at www.kforce.com.

The following table sets forth certain items in the Company’s unaudited condensed consolidated statements of operations, as a percentage of net service revenues, for the indicated periods:

	Three months ended March 31,

	2003	2002

Net Service Revenue by Segment:
Information Technology	44.4%	43.2%
Finance and Accounting	25.1	25.0
Health and Life Sciences	30.5	31.8

Net service revenues	100.0	100.0
Revenue by Time:
Flexible Billings	93.3%	91.7%
Search Fees	6.7	8.3

Net service revenues	100.0	100.0
Gross profit	31.1	33.2
Selling, general, and administrative expenses	29.6	32.7
Income (loss) before taxes	0.2	(1.9)
Net income (loss)	0.2%	(1.2)%

Results of Operations for the three months ended March 31, 2003 and 2002.

Net service revenues. Net service revenues decreased 6.0% to $123.7 million for the three months ending March 31, 2003, as compared to $131.7 million for the same period in 2002. The decrease was comprised of a $2.7 million decrease in Search Services and a $5.2 million decrease in Flexible Billings for the three months ended March 31, 2003, as described below.

	Flexible Billings	Search Fees

Information Technology
2003 Revenue	$53,067	$1,925
2002 Revenue	53,868	2,981
Percent Decrease	(1.5)%	(35.4)%
Financial and Accounting
2003 Revenue	$25,932	$5,076
2002 Revenue	26,338	6,644
Percent Decrease	(1.5)%	(23.6)%
Health and Life Sciences
2003 Revenue	$36,468	$1,256
2002 Revenue	40,509	1,331
Percent Decrease	(10.0)%	(5.6)%

Flexible Billings decreased 4.3% to $115.5 million for the three months ending March 31, 2003 as compared to $120.7 million for the same period in 2002.  We believe the decreases in Information Technology, Finance and Accounting and Health and Life Science billings are primarily due to unfavorable economic conditions.  The decrease in Flexible Billings for Health and Life Sciences is also attributable to billing reductions in our Health Care business as a result of realignment of the business model.

Search Fees decreased 24.6% to $8.3 million for the three months ended March 31, 2003 as compared to $11.0 million for the same period in 2002. The decrease resulted from a 20.9% decrease in the number of placements made and a 4.8% decrease in the average fees for placements in 2003, versus the same period in 2002.  We believe these results are primarily attributable to the generally prevailing unfavorable economic conditions.

Gross profit. Gross profit decreased 12.2% to $38.4 million during the three months ended March 31, 2003, as compared to $43.8 million for the same period in 2002. Gross profit as a percentage of net service revenues decreased to 31.1% in 2003, as compared to 33.2% for the same period in 2002. The decrease was primarily attributable to the decrease in higher margin Search Fees as a percent of total revenues from 8.3% in 2002 to 6.7% in 2003, and economic pressure resulting in lower bill rates, which are not fully offset by a reduction in pay rates.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 15.0% to $36.6 million for the three months ended March 31, 2003, as compared to $43.1 million for the same period in 2002. Selling, general and administrative expenses as a percentage of net service revenues decreased to 29.6% in 2003 compared to 32.7% in 2002. The decrease in selling, general and administrative expense for the period ended March 31, 2003, as compared to the same period in the prior year is primarily due to a decrease in commissions and other compensation relating to the decrease in revenue; facility lease expense reductions from office closings and consolidations; reductions in network and computer lease and maintenance costs relating primarily to the Company’s data center; and  credit expense reductions due to a reduction in write offs.

Depreciation and amortization expense. Depreciation and amortization expense decreased 59.5% to $1.1 million for the three months ended March 31, 2003, compared to $2.7 million for the same period in 2002.  The decrease in expense for the period ended March 31, 2003, as compared to the same period in 2002 was primarily due to decreased amortization of computer software relating to impairment charges that reduced the carrying value of capitalized software in 2002, and a decrease in the amount of owned assets.

Other expense, net.  Other expense, net, decreased 4.5% for the three months ended March 31, 2003, compared to the same period in 2002. The decrease was primarily due to a decrease in interest expense, as a result of the reduction in interest rates on long and short-term debt.

Income (loss) before taxes. Income (loss) before taxes for the three months ended March 31, 2003, increased to income before taxes of $0.3 million, as compared to a loss before taxes of $(2.5) million for the same period in 2002, primarily as a result of decreases in selling, general and administrative expenses which offset reductions in service revenues and gross profit, as discussed above.

Benefit from income taxes.  The income tax benefit for the quarter ended March 31, 2003, relates to state income tax refunds.  The Company recorded a valuation allowance on its net current and non-current deferred tax assets in the fourth quarter of 2002.  The Company recorded an income tax benefit of $0.9 million for the quarter ended March 31, 2002.

Net income (loss).  The Company earned net income of $0.3 million in the three months ended March 31, 2003, as compared to a net loss of $(1.6) million for the same period in 2002, primarily as a result of the factors discussed above, related to reductions in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company’s sources of liquidity included $1.8 million in cash and cash equivalents, and $31.0 million in additional net working capital.  In addition, the Company has approximately $22 million outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of four banks lead by Bank of America (“the Credit Facility”).

Credit Facility

The Credit Facility was amended on December 6, 2002, and terminates on November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility).  Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries.  Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility.  Pricing is fixed for one year from the date of the amendment at LIBOR plus 2.25%.   After one year, pricing changes quarterly based on the previous four quarters’ performance.  Under the terms of the Credit Facility, we are prohibited from making any dividend distributions.  The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts.  These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections.  Our borrowings as of March 31, 2003 and May 13, 2003, do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants.  The amount available under the credit facility as of March 31, 2003, and May 13, 2003, was $20.4 million and $23.0 million, respectively.  The amount available without triggering debt covenants as of March 31, 2003, and May 13, 2003, was $15.4 million and $18.0 million, respectively.

The Board of Directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions.   The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year.  As of May 13, 2003, we have not repurchased shares under this plan for the current fiscal year.  Approximately $10.5 million was available under current board authorization and $25.0 million was available under the current Credit Facility limitations as of March 31, 2003 and May 13, 2003.  Additional stock repurchases may have a material impact on the cash flow requirements for the next twelve months.

The Credit Facility also contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million.  Total capital expenditures for the three months ended March 31, 2003 were $0.4 million.

Interest Rate Swaps

In April 2001, we entered into two fixed interest rate swap contracts in relation to a portion of the Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003.  Effective October 24, 2001, we obtained a lower interest rate and extended the expiration date to October 2003 on $12 million of the swap contracts.  The contracts, which were classified as cash flow hedges, effectively convert a portion of our outstanding debt under the Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income.  The differential between floating rate receipts and fixed rate payments was accrued as market rates fluctuated and recognized as an adjustment to interest expense.  Consistent with SFAS 133, we recorded the fair value of the interest rate swap contracts in other liabilities and accumulated other comprehensive loss.  On December 16, 2002, the Company paid $0.5 million to the counter party to cancel both swaps.  We are amortizing the fair value of the swaps as of the cancellation date, approximately $233,000, net of income taxes, over the remaining life of the swaps.

In March 2003, we entered into a fixed interest rate swap contract for a notional amount of $10 million expiring in March 2005.  This contract has been classified as a cash flow hedge pursuant to SFAS 133.  Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contract at approximately $77,000 net of income taxes, in other liabilities and accumulated other comprehensive loss as of March 31, 2003.

In April and May of 2003, the Company entered into three additional fixed interest rate swap contracts, which will be classified as cash flow hedges, for notional amounts of $5 million, $3 million and $4 million, which expire in May of 2005.

Deferred Compensation Plan

During the quarter, the Company amended its deferred compensation plan to establish a Supplemental Stock Holding Account to be used in providing long term incentives to key employees. The Company established an obligation to certain members of senior management equal to 215,088 shares of Company stock which will be accrued over the two year vesting period.  Subsequent to establishing this obligation, 215,088 shares of Company stock were contributed to a trust to assist in funding this obligation, which, at the Company’s discretion, can be paid in cash or stock.  Approximately $51,000 was accrued and expensed during the quarter ended March 31, 2003, relating to the obligation.

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

Cash Flows

During the three months ended March 31, 2003, cash flow provided by operations was $1.1 million resulting primarily from non-cash adjustments for depreciation and amortization and an increase in accounts payable, accrued payroll costs and bank overdrafts.  These items are partially offset by an increase in trade receivables and prepaid expenses and a decrease in other long term liabilities.

For the three months ended March 31, 2003, cash flow used in investing activities was $0.4 million, resulting from capital expenditures.

During the three months ended March 31, 2003, the Company had no cash flows or uses from financing activities.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on borrowings. In March 2003, we entered into interest rate swap agreements with a notional value of $10 million that effectively fixed the interest rate on a portion of its outstanding debt.  In April and May of 2003, we any entered into additional fixed interest rate swap contracts for notional amounts of $5 million, $3 million and $4 million.  As of May 13, 2003, the notional value of outstanding interest rate swap agreements of $22 million is equal to the amount outstanding under the Credit Facility.  Therefore changes in interest rates will currently not affect the Company’s interest expense.  We do not engage in trading market risk sensitive instruments for speculative purposes.  We believe that effects of changes in interest rates are limited and would not have a material impact on our financial position or results of operations.

ITEM 4.     CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

(b) Reports:
The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KFORCE INC.
(Registrant)

By:	/s/ WILLIAM L. SANDERS

William L. Sanders Senior Vice President Chief Financial Officer

By:	/s/ DAVID M. KELLY

David M. Kelly Vice President Chief Accounting Officer

Date: May 13, 2003

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003	/s/ DAVID L. DUNKEL

David L. Dunkel, Chief Executive Officer

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

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 13, 2003	/s/ WILLIAM L. SANDERS

William L. Sanders, Chief Financial Officer