Form 10-Q
period 2003-06-30
KFORCE  INC
filed 2003-08-14
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 13, 2003 the registrant had 30,750,618 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2003	December 31, 2002
Assets:
Current Assets:
Cash and cash equivalents	$9,238	$1,053
Trade receivables, net of allowance for doubtful accounts and fallouts of $5,937 and $5,827, respectively	62,759	63,092
Income tax refund receivables	478	809
Prepaid expenses and other current assets	3,941	3,838

Total current assets	76,416	68,792
Fixed assets, net	8,636	9,605
Other assets, net	11,794	11,982
Goodwill	61,798	61,798

Total assets	$158,644	$152,177

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable and other accrued liabilities	$14,451	$14,861
Accrued payroll costs	23,631	19,282
Bank overdrafts	3,782	2,523

Total current liabilities	41,864	36,666
Long term debt	22,000	22,000
Other long-term liabilities	7,846	7,923

Total liabilities	71,710	66,589

Commitment and contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01; 250,000 shares authorized, 48,553 and 48,544 issued and outstanding, respectively	485	485
Additional paid-in-capital	195,403	196,510
Unamortized stock based compensation	(1,055)	(894)
Accumulated other comprehensive loss	(358)	(305)
Deficit	(11,781)	(12,756)
Less reacquired stock at cost; 17,802 and 18,286 shares, respectively	(95,760)	(97,452)

Total stockholders’ equity	86,934	85,588

Total liabilities and stockholders’ equity	$158,644	$152,177

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net service revenues	$123,165	$129,467	$246,889	$261,140
Direct costs of services	84,360	86,035	169,667	173,937

Gross profit	38,805	43,432	77,222	87,203
Selling, general and administrative expenses	36,868	41,358	73,474	84,411
Depreciation and amortization expense	1,074	2,503	2,175	5,227

Income (loss) from operations	863	(429)	1,573	(2,435)
Other expense, net	177	541	608	992

Income (loss) before income taxes	686	(970)	965	(3,427)
Benefit from income taxes	—	(263)	(10)	(1,123)

Net income (loss)	686	(707)	975	(2,304)
Other comprehensive (loss) income:
Change in fair value of cash flow hedges, net of income taxes	(219)	(82)	(296)	58

Comprehensive income (loss)	$467	$(789)	$679	$(2,246)

Earnings (loss) per share – Basic	$.02	$(.02)	$.03	$(.07)

Weighted average shares outstanding – Basic	30,836	31,839	30,512	31,836

Earnings (loss) per share – Diluted	$.02	$(.02)	$.03	$(.07)

Weighted average shares outstanding – Diluted	31,039	31,839	30,608	31,836

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$975	$(2,304)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,175	5,227
Provision for bad debts on accounts receivable and fallouts	346	739
Amortization of stock based compensation	165	110
Amortization of hedge interest	243	—
(Gain) loss on asset sales/disposals	101	(22)
Loss on asset impairment	—	807
Deferred compensation expense, net	260	112
(Increase) decrease in operating assets:
Trade receivables	(13)	1,647
Prepaid expenses and other current assets	(104)	(223)
Income taxes, net	77	3,665
Other assets, net	53	567
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	143	(550)
Accrued payroll costs	4,518	1,949
Bank overdrafts	1,260	(2,239)
Other long-term liabilities	(1,546)	(170)

Cash provided by operating activities	8,653	9,315

Cash flows from investing activities:
Capital expenditures, net	(497)	(357)
Proceeds from sale of furniture and equipment	—	30

Cash used in investing activities	(497)	(327)

Cash flows from financing activities:
Repayments on bank line of credit	—	(6,185)
Proceeds from exercise of stock options	29	243

Cash provided by (used in) financing activities	29	(5,942)

Increase in cash and cash equivalents	8,185	3,046
Cash and cash equivalents at beginning of period	1,053	255

Cash and cash equivalents at end of period	$9,238	$3,301

Supplemental Cash Flow Information:
Cash (refunded) paid during the period for:
Income taxes	$(87)	$(4,750)
Interest	593	1,205
Supplemental non-cash transaction information
Deferred compensation plan contribution	80	—
Employee stock purchase plan contribution	314	542
Change in the fair value of cash flow hedges, net of taxes	296	58
Issuance of restricted stock	326	1,201

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS)

	Six months ended June 30,
	2003	2002
Common stock – shares:
Shares at beginning of period	48,544	48,264
Exercise of stock options	9	71

Shares at end of Period	48,553	48,335

Common stock – par value	$485	$483

Additional paid in capital:
Balance at beginning of period	$196,510	$195,177
Exercise of stock options	29	242
Disqualifying dispositions	—	26
Deferred compensation plan match	(64)	—
Deferred compensation plan, net of (contributions)/forfeitures	(355)	1
Employee stock purchase plan contribution	(153)	(13)
Issuance of restricted stock	(890)	—
Restricted stock grant	326	1,201

Balance at end of Period	$195,403	$196,634

Unamortized stock based compensation:
Balance at beginning of period	$(894)	$—
Restricted stock grant	(326)	(1,201)
Amortization of stock based compensation	165	110

Balance at end of Period	$(1,055)	$(1,091)

Accumulated other comprehensive loss:
Balance at beginning of period	$(305)	$(596)
Amortization of hedge interest	243	—
Change in fair value of cash flow hedges, net of taxes	(296)	58

Balance at end of Period	$(358)	$(538)

Retained deficit:
Balance at beginning of period	$(12,756)	$34,275
Net income (loss)	975	(2,304)

Balance at end of Period	$(11,781)	$31,971

Treasury stock – shares:
Shares at beginning of period	18,286	16,524
Deferred compensation match	27	—
Deferred compensation plan, net of (contributions)/forfeitures	(118)	88
Employee stock purchase plan contribution	(87)	(101)
Repurchase of common stock	49
Issuance of restricted stock	(163)	—

Shares at end of Period	17,994	16,511

Treasury stock – cost:
Balance at beginning of period	$(97,452)	$(90,530)
Deferred compensation match	144	—
Deferred compensation plan, net of (contributions)/forfeitures	338	(486)
Employee stock purchase plan contribution	467	555
Repurchase of common stock	(146)	—
Issuance of restricted stock	889	—

Balance at end of Period	$(95,760)	$(90,461)

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

Revenue Recognition. Net service revenues consist of search fees and flexible billings inclusive of billable expenses, net of credits, discounts and fallouts. The Company recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically ninety days or less.

Allowance for Doubtful Accounts and Fallouts. The Company has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of potential future write-offs. The Company performs ongoing analysis of factors including recent write-off trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. As of June 30, 2003, no single client had a receivable balance greater than 3.4% of total accounts receivable and the largest ten clients represent approximately 17.4% of the total accounts receivable balance.

Cash and Cash Equivalents. The Company classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

Self-insurance. The Company offers employee benefit programs, including workers compensation and health insurance, for eligible employees, for which the Company is self-insured for a portion of the cost. The Company retains liability up to $250 for each workers compensation accident and up to $150 annually for each health insurance participant. All full-time employees and salaried consultants are eligible to participate in the program. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Commissions. Associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. The amount of commissions paid as a percentage of revenue or gross profit increases as volume increases. The Company accrues commissions for actual revenue and gross profit at a percentage equal to the percent of total expected commissions payable to total revenue and gross profit in the year.

Stock-based Compensation. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under APB Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Company continues to apply the intrinsic-value method under APB Opinion No. 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation.

As of June 30, 2003, the Company had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. The Company applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income(loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to stock-based employee and non-employee compensation.

	Pro Forma Earnings Per Share
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Net income (loss):
As Reported	$686	$(707)	$975	$(2,304)
Compensation expense per SFAS 123	(728)	(1,616)	(1,406)	(3,233)
Tax benefit	—	566	—	1,132

Pro forma net loss	$(42)	$(1,757)	$(431)	$(4,405)

Net income (loss) per share:
Basic:
As Reported	$.02	$(.02)	$.03	$(.07)
Pro forma	$.00	$(.06)	$(.01)	$(.14)
Diluted:
As Reported	$.02	$(.02)	$.03	$(.07)
Pro forma	$.00	$(.06)	$(.01)	$(.14)

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

The Company’s losses have resulted in net operating loss carryforwards for which the Company has recorded a deferred tax asset. SFAS 109, “Accounting for Income Taxes”, requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. As a result of recent operating losses, the Company has recorded a valuation allowance on its net current and non-current deferred tax assets. As of June 30, 2003 and December 31, 2002, current and non-current deferred tax assets are reflected net of this valuation allowance on the accompanying Unaudited Condensed Consolidated Balance Sheets.

The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

Earnings Per Share. Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings (loss) divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants.

Options to purchase 4,719 and 6,078 shares of common stock and 212 and 212 shares of restricted stock were not included in the computations of diluted earnings per share for the three and six months ended June 30, 2003, respectively, as compared to 3,838 and 5,292 shares of common stock and 224 and 224 shares of restricted stock for the same periods in 2002, because these options and restricted stock shares were anti-dilutive. The dilutive effect of options to purchase 1,485 and 540 shares of common stock and 192 and 192 shares of restricted stock are included in the computation of diluted earnings per share for the three and six months ended June 30, 2003, respectively.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.

Accounting for Derivatives. Under SFAS 133, all derivatives and hedging activities are recognized as either assets or liabilities in the balance sheet and are measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recorded in other comprehensive income (loss), and are recognized in the statement of operations when the hedged item affects earnings. The Company’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The FASB recently issued SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”, which amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. Certain aspects of this statement codify existing interpretational guidance currently followed and therefore do not have subsequent effective dates. Remaining provisions are effective for both existing and new contracts entered into after June 30, 2003. Management believes that the adoption of SFAS 149 will have no impact on the Company’s unaudited condensed consolidated financial statements.

On December 16, 2002, the Company paid $554 to a counter party to cancel interest rate swaps with a notional value of $22 million entered into in 2001. These swaps were classified as cash flow hedges pursuant to SFAS 133. We are amortizing the fair value of the swaps as of the cancellation date, approximately $332 net of income taxes, over the remaining life of the swaps. Approximately $243 was included in interest expense during six months ended June 30, 2003, relating to the obligation.

In March, April and May of 2003, the Company entered into four fixed interest rate swap contracts for a total notional amount of $22 million expiring in March and May of 2005. These contracts have been classified as cash flow hedges pursuant to SFAS 133. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts of approximately $296 net of income taxes, in other long term liabilities and in accumulated other comprehensive loss as of June 30, 2003.

Recent Accounting Pronouncements.

The following SFAS’s were effective for the Company beginning January 1, 2003, and management has determined that the adoption of these standards had no impact on the Company’s unaudited condensed consolidated financial statements.

•	SFAS 143, “Accounting for Asset Retirement Obligations”, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred.

•	SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections”, rescinds FASB 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, FASB 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, and FASB 13, “Accounting for Leases”, eliminating an inconsistency between certain sale-leaseback transactions.

•	SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.

•	In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, an further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own.

SFAS 150, “Accounting for Certain Financial Instruments with Certain Characteristics of Both Liabilities and Equity”, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that the adoption of SFAS 150 will have no impact on the Company’s unaudited condensed consolidated financial statements

NOTE B — STOCKHOLDERS’ EQUITY

During the first quarter of 2003, the Company granted restricted stock to certain members of senior management equal to 192 shares of Company stock. The shares vest over a two year period. Upon issuance of stock under the plan, unearned compensation of $326, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. This amount is currently being amortized over the two-year vesting period, and $54 was included in compensation expense during the six months ended June 30, 2003, relating to the obligation.

In January 2002, executive management, inside directors and certain other employees voluntarily reduced their salary and cash bonus potential in 2002 in exchange for restricted stock. Approximately 224 shares, valued at approximately $1,200, were issued under this program. The shares vest over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met. Approximately $111 was included in compensation expense during the six months ended June 30, 2003, relating to the obligation.

NOTE C—COMMITMENT AND CONTINGENCIES

The Company is involved in a number of claims and lawsuits that arise in the ordinary course of business. Although management does not expect any of these claims or lawsuits to have a material adverse effect on the Company’s financial condition, such matters are subject to inherent uncertainties and risks.

NOTE D—SEGMENT ANALYSIS

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

Historically, and through June 30, 2003, the Company has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not available.

For the three months ended June 30,

	Information Technology	Finance and Accounting	Health and Life Sciences	TOTAL
2003
Net Service Revenue
Flexible Billings	$53,525	$24,828	$36,845	$115,198
Search Fees	1,918	4,965	1,084	7,967

Total Revenue	$55,443	$29,793	$37,929	$123,165

Gross Profit	$15,672	$11,952	$11,181	$38,805

2002
Net Service Revenue
Flexible Billings	$53,312	$24,289	$40,950	$118,551
Search Fees	2,859	6,698	1,359	10,916

Total Revenue	$56,171	$30,987	$42,309	$129,467

Gross Profit	$16,400	$14,364	$12,668	$43,432

For the six months ended June 30,

	Information Technology	Finance and Accounting	Health and Life Sciences	TOTAL
2003
Net Service Revenue
Flexible Billings	$106,592	$50,759	$73,314	$230,665
Search Fees	3,843	10,041	2,340	16,224

Total Revenue	$110,435	$60,800	$75,654	$246,889

Gross Profit	$30,362	$24,448	$22,412	$77,222

2002
Net Service Revenue
Flexible Billings	$107,180	$50,627	$81,460	$239,267
Search Fees	5,840	13,343	2,690	21,873

Total Revenue	$113,020	$63,970	$84,150	$261,140

Gross Profit	$32,899	$29,021	$25,283	$87,203

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of the Company’s website at www.kforce.com.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the words “believe”, “anticipate”, “estimate”, “expect”, “expectation”, “intend”, “plan”, and variations thereof and similar expressions are intended to identify forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

The SEC has requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following list of our accounting policies fit this definition:

Revenue recognition

Net service revenues consist of search fees and flexible billings inclusive of billable expenses, net of credits, discounts and fallouts. The Company recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search revenues are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically ninety days or less.

Allowance for doubtful accounts and fallouts

The Company has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of probable future write-offs. The Company performs ongoing analysis of factors including recent write-off trends, changes in economic conditions, and concentration of accounts receivables among clients in establishing this reserve. As of June 30, 2003, no single client has a receivable balance greater than 3.4% of total accounts receivable and the largest ten clients represent approximately 17.4% of the total accounts receivable balance.

Income taxes

The Company accounts for income taxes using an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Company’s losses have resulted in net operating loss carryforwards for which the Company has recorded a deferred tax asset. SFAS 109, “Accounting for Income Taxes”, requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. As a result of recent operating losses, the Company has recorded a valuation allowance on its net current and non-current deferred tax assets. As of June 30, 2003 and December 31, 2002, current and non-current deferred tax assets are reflected net of this valuation allowance in the accompanying unaudited condensed consolidated balance sheets.

The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

Commissions

Associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. The amount of commissions paid as a percentage of revenue or gross profit increases as volume increases. The Company accrues commissions for actual revenue and gross profit at a percentage equal to the percent of total expected commissions payable to total revenue and gross profit in the year.

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

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires, among other things, that infinite lived intangible assets, such as goodwill, be evaluated for impairment initially upon adoption and annually thereafter. The Company completed its initial impairment testing under SFAS 142 in 2002 and will begin the required annual testing in the current year. Estimating the fair value of such assets is dependent on the assumptions and estimates used.

Stock-based Compensation

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from intrinsic-value-based method of recognizing stock compensation under APB Opinion 25, “Accounting for Stock Issued to Employees” to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of the stock options granted to the employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Company continues to apply the intrinsic-value method under APB Opinion No. 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company’s unaudited condensed consolidated financial statements, as a percentage of net service revenues, for the periods indicated:

	Three months ended June,		Six months ended June,
	2003	2002	2003	2002
Net Service Revenue by Segment:
Information Technology	45.0%	43.4%	44.7%	43.3%
Finance and Accounting	24.2	23.9	24.6	24.5
Health and Life Sciences	30.8	32.7	30.6	32.2

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flexible Billings	93.5%	91.6%	93.4%	91.6%
Search Fees	6.5	8.4	6.6	8.4

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	31.5%	33.5%	31.3%	33.4%
Selling, general, and administrative expenses	29.9%	31.9%	29.8%	32.3%
Income (loss) before taxes	0.6%	(0.8)%	0.4%	(1.3)%
Net income (loss)	0.6%	(0.6)%	0.4%	(0.9)%

Results of Operations for each of the Three and Six Months Ended June 30, 2003 and 2002.

Net service revenues. Net service revenues decreased 4.9% and 5.5%, respectively, to $123.2 million and $246.9 million for the three and six months ending June 30, 2003 as compared to $129.5 million and $261.1 million for the same periods in 2002. The decrease was comprised of a $2.9 million and a $5.6 million decrease in Search revenue and a $3.4 million and a $8.6 million decrease in Flexible Billings for the three and six months ending June 30,

2003, as described below.

Flexible Billings decreased 2.8% and 3.6%, respectively, to $115.2 million and $230.7 million for the three and six months ending June 30, 2003 as compared to $118.6 million and $239.3 million for the same period in 2002. Search revenue decreased 27.0% and 25.8%, respectively, to $8.0 million and $16.2 million for the three and six months ended June 30, 2003 as compared to $10.9 million and $21.9 million for the same periods in 2002. The decrease resulted from a 26.2% and a 23.5% decrease in the number of placements in the three and six months ended June 30, 2003, versus the same periods in 2002. We believe these results are primarily attributable to the generally prevailing unfavorable economic conditions.

The changes by segment and revenue type for the periods ended June 30, are as follows:

	Flex Revenue		Search Revenue
	Three months ended	Six months ended	Three months ended	Six months ended
Information Technology
2003 Revenue	$53,525	$106,592	$1,918	$3,843
2002 Revenue	53,312	107,180	2,859	5,840
Percent Increase (Decrease)	0.4%	(0.5)%	(32.9)%	(34.2)%
Financial and Accounting
2003 Revenue	$24,828	$50,759	$4,965	$10,041
2002 Revenue	24,289	50,627	6,698	13,343
Percent Increase (Decrease)	2.2%	0.3%	(25.9)%	(24.7)%
Health and Life Sciences
2003 Revenue	$36,845	$73,314	$1,084	$2,340
2002 Revenue	40,950	81,460	1,359	2,690
Percent (Decrease) Increase	(10.0)%	(10.0)%	(20.3)%	(13.0)%

Gross profit. Gross profit decreased 10.7% and 11.4%, respectively, to $38.8 million and $77.2 million during the three and six months ended June 30, 2003 as compared to $43.4 million and $87.2 million for the same periods in 2002. Gross profit as a percentage of net service revenues decreased to 31.5% and 31.3% for the three and six months ended in 2003 as compared to 33.5% and 33.4% for the same periods in 2002. The decrease was primarily attributable to the decrease in Search revenue as a percent of total revenues from 8.4% for the three and six months end June 30, 2002, to 6.5% and 6.6% for the same periods in 2003, and economic pressure resulting in lower bill rates, which are not fully offset by a reduction in pay rates.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 10.9% and 13.0%, respectively, to $36.9 million and $73.5 million for the three and six months ended June 30, 2003 as compared to $41.4 million and $84.4 million for the same periods in 2002. Selling, general and administrative expenses as a percentage of net service revenues decreased to 29.9% and 29.8% for the three and six months in 2003, compared to 31.9% and 32.3% for the same periods in 2002. The decrease in selling, general and administrative expense for the periods ended June 30, 2003, as compared to the same periods in the prior year are primarily due to a decrease in commissions and other compensation relating to the decrease in revenue; facility lease expense reductions from office closings and consolidations; reductions in network and computer lease and maintenance costs relating primarily to the Company’s data center; and credit expense reductions due to a reduction in write offs of accounts receivable.

Depreciation and amortization expense. Depreciation and amortization expense decreased 57.1% and 58.4%, respectively, to $1.1 million and $2.2 million for the three and six months ended June 30, 2003 compared to $2.5 million and $5.2 million for the same periods in 2002. The decrease in expense for the three and six months ended June 30, 2003, as compared to the same periods in 2002 is primarily due to decreased amortization of computer software relating to impairment charges that reduced the carrying value of capitalized software in 2002, and a decrease in the amount of owned assets as the Company has elected to lease equipment to meet most of its technology needs.

Other expense, net. Other expense, net, decreased 170.7% and 128.2%, respectively, to $0.2 million and $0.6 million for the three and six months ended June 30, 2003, as compared to $0.5 million and $1.0 million for the same periods in 2002. The decrease was primarily due to a decrease in interest expense, as a result of the reduction in interest rates on long and short-term debt and an increase in miscellaneous income.

Income (loss) before taxes. Income before taxes increased to an income before taxes of $0.7 million and $1.0 million for the three and six months ended June 30, 2003, as compared to losses before taxes of $1.0 million and $3.4 million for the same periods in 2002, primarily as a result of the decrease in selling, general and administrative expenses and depreciation and amortization, as discussed above.

Provision for (benefit from) income taxes. The income tax benefit for the six months ended June 30, 2003, relates to prior year state income tax refunds. The Company recorded a valuation allowance on its net current and non-current deferred tax assets in the fourth quarter of 2002. All provisions for income taxes for the three and six months ended June 30, 2003 have been offset by a decrease in the valuation allowance. The Company recorded an income tax benefit of $0.3 million and $1.1 million for the three and six months ended June 30, 2002.

Net income (loss). The Company recognized net income of $0.7 million and $1.0 million, respectively, in the three and six months ended June 30, 2003, as compared to net losses of $.7 million and 2.3 million for the same periods in 2002 primarily as a result of the factors discussed above related to selling, general and administrative expenses and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company’s sources of liquidity included $9.2 million in cash and cash equivalents, and $25.3 million in additional net working capital. In addition, the Company has the $100 million Amended and Restated Credit Facility, with a syndicate of four banks lead by Bank of America (“the Credit Facility”), with approximately $22 million outstanding.

Credit Facility

The Credit Facility was amended on December 6, 2002, and terminates on November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. Pricing is fixed for one year from the date of the amendment at LIBOR plus 2.25%. After one year, pricing changes quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to our EBITDA projections. Our borrowings as of June 30, 2003 and August 13, 2003, do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants. The amount available under the Credit Facility as of June 30, 2003, and August 13, 2003, was $17.4 and 21.2, respectively. The amount available without triggering debt covenants as of June 30, 2003, and August 13, 2003, was $12.4 and $16.2, respectively.

The Board of Directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of August 13, 2003, we have not repurchased shares under this plan for the current fiscal year. Approximately $10.5 million was available under current board authorization and $25.0 million was available under the current Credit Facility limitations as of June 30, 2003 and August 13, 2003. Additional stock repurchases may have a material impact on the cash flow requirements for the next twelve months.

The Credit Facility also contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6.0 million. Total capital expenditures for the six months ended June 30, 2003 were $497,000.

Interest Rate Swaps

On December 16, 2002, the Company paid $483,500 to the counter party to cancel interest rate swaps with a notional value of $22 million entered into in 2001. These swaps were classified as cash flow hedges pursuant to SFAS 133. We are amortizing the fair value of the swaps as of the cancellation date, approximately $233,000, net of income taxes, over the remaining life of the swaps.

In March, April and May of 2003, we entered into a four fixed interest rate swap contract for a total notional amount of $22 million expiring in March and May of 2005. These contracts have been classified as cash flow hedges pursuant to SFAS 133. Consistent with SFAS 133, the Company recorded the fair value of the interest rate swap contracts at approximately $296,000 net of income taxes, in other liabilities and accumulated other comprehensive loss as of June 30, 2003.

Restricted Stock Issuance

During the first quarter of 2003, the Company granted restricted stock to certain members of senior management. The shares vest over a two year period. Upon issuance of stock under the plan, unearned compensation of $326,000, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. This amount is currently being amortized over the two year vesting period and approximately $54,380 was expensed during six months ended June 30, 2003, relating to the obligation.

In January 2002, executive management, inside directors and certain other employees voluntarily reduced their salary and cash bonus potential in 2002 in exchange for restricted stock. Approximately 224,000 shares, valued at approximately $1.2 million, were issued under this program. The shares vest over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met.

In 2001, we granted approximately 194,000 shares of non-vested restricted stock to certain members of management, not including the Chief Executive Officer, in lieu of a cash bonus. These shares vested in February 2003.

Cash Flow

During the six months ended June 30, 2003, cash provided by operating activities was $8.7 million resulting primarily from net income, non-cash adjustments for depreciation and amortization and an increase in accrued payroll costs and bank overdrafts. These items were partially offset by decrease in other long term liabilities.

For the six months ended June 30, 2003, cash used in investing activities was $497,000 resulting from capital expenditures.

During the six months ended June 30, 2003, cash provided by financing activities was $29,000 from the exercise of stock options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including changes in interest rates on borrowings. As of August 13, 2003, the notional value of outstanding interest rate swap agreements of $22 million is equal to the amount outstanding under the Credit Facility. Therefore changes in interest rates will currently not affect the Company’s interest expense. We do not engage in trading market risk sensitive instruments for speculative purposes. We believe that effects of changes in interest rates are limited, relative to the Company, and would not have a material impact on our financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Although we believe that our pre-existing Disclosure Controls, including our internal controls, were adequate to enable us to comply with our disclosure obligations, as a result of such Evaluation, we implemented minor changes, primarily to formalize, document and update the procedures already in place. Based on the Evaluation, our CEO and CFO concluded that subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

Exhibits 33.1 and 33.2 are Certifications of the CEO and CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 5, 2003.

The following nominees were elected as Class III directors each to hold office for a three-year term expiring in 2006, by the vote set forth below:

Nominee	For	Withheld

David L. Dunkel	26,341,449	2,555,853
W.R. Carey, Jr.	28,087,151	810,151
Mark F. Furlong	28,120,309	776,993

The following nominee was elected as a Class I director to hold office for a one-year term expiring in 2004, by the vote set forth below:

Nominee	For	Withheld

Elaine D. Rosen	28,336,194	561,108

No other matters were voted upon at the meeting.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of David L. Dunkel

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 William L. Sanders

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 David L. Dunkel

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 William L. Sanders

(b) Reports:

On May 5, 2003, we filed a Current Report on Form 8-K in which we disclosed under Items 7 and 9 a press release announcing the results of operations for the first quarter ended March 31, 2003.

On July 30, 2003, we filed a Current Report on Form 8-K in which we disclosed under Items 7 and 12 a press release announcing the results of operations for the first quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By:	/s/ William L. Sanders
William L. Sanders Senior Vice President Chief Financial Officer

By:	/s/ David M. Kelly
David M. Kelly Vice President Chief Accounting Officer

Date: August 13, 2003