Form 10-Q
period 2003-09-30
KFORCE  INC
filed 2003-11-14
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to

Commission file number 0-26058

Kforce Inc.

(Exact name of registrant as specified in its charter)

FLORIDA	59-3264661
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 East Palm Avenue	33605
TAMPA, FLORIDA	(Zip-Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒     NO  ☐

As of November 13, 2003 the registrant had 30,730,221 shares of common stock, $.01 par value per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2003	December 31, 2002
Assets:
Current Assets:
Cash and cash equivalents	$13,227	$1,053
Trade receivables, net of allowance for doubtful accounts and fallouts of $5,394 and $5,827, respectively	63,965	63,092
Income tax refund receivables	473	809
Prepaid expenses and other current assets	3,399	3,838

Total current assets	81,064	68,792
Fixed assets, net	8,221	9,605
Other assets, net	10,364	11,240
Goodwill	61,798	61,798

Total assets	$161,447	$151,435

Liabilities and Stockholders’ Equity:

Current Liabilities:
Accounts payable and other accrued liabilities	$13,906	$14,861
Accrued payroll costs	25,899	19,282
Bank overdrafts	2,812	2,523

Total current liabilities	42,617	36,666
Long-term debt	22,000	22,000
Other long-term liabilities	8,778	7,923

Total liabilities	73,395	66,589

Commitments and contingencies (Note C)

Stockholders’ Equity:
Preferred stock, par value $.01; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01; 250,000 shares authorized, 48,675 and 48,544 issued and outstanding, respectively	486	485
Additional paid-in-capital	195,684	196,510
Deferred compensation stock obligation	(868)	(742)
Unamortized stock-based compensation	(959)	(894)
Accumulated other comprehensive loss	(237)	(305)
Deficit	(10,427)	(12,756)
Less reacquired stock at cost; 17,969 and 18,286 shares, respectively	(95,627)	(97,452)

Total stockholders’ equity	88,052	84,846

Total liabilities and stockholders’ equity	$161,447	$151,435

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net service revenues	$122,958	$128,900	$369,847	$390,040
Direct costs of services	85,109	86,967	254,776	260,904

Gross profit	37,849	41,933	115,071	129,136
Selling, general and administrative expenses	35,175	39,290	108,649	123,701
Depreciation and amortization	1,027	2,386	3,203	7,613

Income (loss) from operations	1,647	257	3,219	(2,178)
Other expense, net	291	537	898	1,529

Income (loss) before income taxes	1,356	(280)	2,321	(3,707)
Income tax expense (benefit)	2	(404)	(8)	(1,527)

Net income (loss)	1,354	124	2,329	(2,180)
Other comprehensive income (loss):
Cash flow hedges, net of income taxes	60	(18)	(237)	(40)

Comprehensive income (loss)	$1,414	$106	$2,092	$(2,220)

Earnings (loss) per share—Basic	$.04	$.00	$.08	$(.07)

Weighted average shares outstanding—Basic	30,653	31,695	30,528	31,789

Earnings (loss) per share—Diluted	$.04	$.00	$.08	$(.07)

Weighted average shares outstanding—Diluted	31,873	31,881	30,964	31,789

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED
	September 30,	September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,329	$(2,180)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,203	7,613
Provision for (recovery of) bad debts on accounts receivable and fallouts	(399)	1,474
Stock based compensation expense	284	170
Amortization of hedge interest	305	—
Loss on asset sales/disposals	124	23
Loss on asset impairment	—	1,607
Deferred compensation expense, net	869	—
(Increase) decrease in operating assets:
Trade receivables	(474)	1,009
Prepaid expenses and other current assets	438	777
Income taxes, net	183	8,164
Other assets, net	81	750
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(801)	(376)
Accrued payroll costs	7,263	1,948
Bank overdrafts	290	(2,221)
Other long-term liabilities	(863)	(512)

Cash provided by operating activities	12,832	18,246

Cash flows from investing activities:
Capital expenditures, net	(1,112)	(375)
Proceeds from sale of furniture and equipment	108	34

Cash used in investing activities	(1,004)	(341)

Cash flows from financing activities:
Repayments on bank line of credit	—	(6,185)
Proceeds from exercise of stock options	492	247
Repurchase of common stock	(146)	(1,577)

Cash provided by (used in) financing activities	346	(7,515)

Increase in cash and cash equivalents	12,174	10,390
Cash and cash equivalents at beginning of period	1,053	255

Cash and cash equivalents at end of period	$13,227	$10,645

Supplemental cash flow information:
Cash (refunded) paid during the period for:
Income taxes	$(76)	$(9,640)
Interest	935	1,761
Supplemental non-cash transaction information:
Deferred compensation plan contribution	81	—
Employee stock purchase plan contribution	566	882
Cash flow hedges, net of taxes	(237)	40
Issuance of restricted stock	348	1,201

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	NINE MONTHS ENDED September 30,
	2003	2002

Common stock—shares:
Shares at beginning of period	48,544	48,264
Exercise of stock options	128	73
Issuance of restricted stock	3	—

Shares at end of Period	48,675	48,337

Common stock—par value:
Balance at beginning of period	$485	$483
Exercise of stock options	1	—

Balance at end of Period	486	483

Additional paid in capital:
Balance at beginning of period	$196,510	$195,177
Exercise of stock options	491	247
Disqualifying dispositions	—	26
Deferred compensation plan match	(64)	—
Deferred compensation plan, net (contributions)/forfeitures	(415)	(61)
Employee stock purchase plan contribution	(297)	(6)
Issuance of restricted stock	(867)	1,201
Restricted stock grant	326	—

Balance at end of Period	$195,684	$196,584

Deferred compensation stock obligation:
Balance at beginning of period	(742)	(1,765)
Change in obligation	(126)	1,115

Balance at end of Period	$(868)	$(650)

Unamortized stock-based compensation:
Balance at beginning of period	$(894)	$—
Restricted stock grant	(326)	(1,201)
Amortization of stock based compensation	261	170

Balance at end of Period	$(959)	$(1,031)

Accumulated other comprehensive loss:
Balance at beginning of period	$(305)	$(596)
Amortization of hedge interest	305	—
Change in fair value of cash flow hedges, net of taxes	(237)	40

Balance at end of Period	$(237)	$(556)

Retained deficit:
Balance at beginning of period	$(12,756)	$34,275
Net income (loss)	2,329	(2,180)

Balance at end of Period	$(10,427)	$32,095

Treasury stock—shares:
Shares at beginning of period	18,286	16,524
Deferred compensation match	27	—
Deferred compensation plan, net (contributions)/forfeitures	(68)	72
Employee stock purchase plan contribution	(162)	(162)
Repurchase of common stock	49	353
Issuance of restricted stock	(163)	—

Shares at end of Period	17,969	16,787

Treasury stock—cost:
Balance at beginning of period	$(97,452)	$(90,530)
Deferred compensation match	145	—
Deferred compensation plan, net (contributions)/forfeitures	74	(398)
Employee stock purchase plan contribution	863	888
Repurchase of common stock	(146)	(1,577)
Issuance of restricted stock	889	—

Balance at end of Period	$(95,627)	$(91,617)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of Kforce Inc. and its wholly owned subsidiaries. References in this document to “the Firm,” “the Company,” “Kforce,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. All material intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Information. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in management’s opinion, include all adjustments necessary for a fair presentation of results for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by applicable SEC rules and regulations; however, the Firm believes that the disclosures made are adequate to make the information presented not misleading.

Reclassification. Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. Common stock of the Firm held by employees in the deferred compensation plan has been reclassified from other assets to deferred compensation stock obligation in the accompanying unaudited condensed consolidated balance sheets.

Revenue Recognition. Net service revenues consist of search fees and flexible billings inclusive of billable expenses, net of credits, discounts and fallouts. The Firm recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically ninety days or less.

Allowance for Doubtful Accounts and Fallouts. The Firm has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of probable future write-offs. The Firm performs ongoing analysis of factors including recent write-off trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. As of September 30, 2003, no single client had a receivable balance greater than 4.4% of total accounts receivable and the ten clients with the largest accounts receivable balances represent approximately 19.4% of the total accounts receivable balance.

Cash and Cash Equivalents. The Firm classifies all highly-liquid investments with an initial maturity of three months or less as cash equivalents.

Self-insurance. The Firm offers employee benefit programs, including workers compensation and health insurance, to eligible employees, for which the Firm is self-insured for a portion of the cost. The Firm retains liability up to $250 for each workers compensation accident and up to $150 annually for each health insurance participant. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Commissions. Associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. The amount of commissions paid as a percentage of revenue or gross profit increases as volume increases. The Firm accrues commissions for actual revenue and gross profit at a percentage equal to the percent of total expected commissions payable to total revenue and gross profit in the year.

Stock-based Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No.

123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, to the SFAS No. 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS No. 148 also amends SFAS No. 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Firm continues to apply the intrinsic-value method under APB Opinion No. 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Firm had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee and non-employee compensation.

As of September 30, 2003, the Firm had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. The Firm applies the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock issued to Employees”, and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Firm had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee and non-employee compensation.

	Pro Forma
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss):
As Reported	$1,354	$124	$2,329	$(2,180)
Compensation expense per SFAS No. 123	(793)	(1,616)	(2,199)	(4,849)
Tax benefit	—	566	—	1,697

Pro forma net income (loss)	$561	$(926)	$130	$(5,332)

Earnings (loss) per share:
Basic:
As Reported	$.04	$.00	$.08	$(.07)
Pro forma	$.02	$(.03)	$.00	$(.17)
Diluted:
As Reported	$.04	$.00	$.08	$(.07)
Pro forma	$.02	$(.03)	$.00	$(.17)

Goodwill and Other Intangible Assets. The Firm accounts for goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. The Firm completed its initial impairment testing under SFAS No. 142 in 2002 and will perform the required annual testing in the fourth quarter of the current year. Estimating the fair value of such assets is based on assumptions and estimates made by management.

Impairment. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future cash flows or the anticipated recoverability of costs incurred and if necessary determining the amount of the loss, if any, by evaluating the fair value of the assets.

Income Taxes. The Firm accounts for income taxes using an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Firm’s losses have resulted in net operating loss carryforwards for which the Firm has recorded a deferred tax asset. SFAS No. 109, “Accounting for Income Taxes”, requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. As a result of recent operating losses, the Firm has recorded a valuation allowance, to offset the amounts of its net current and non-current deferred tax asset, as of September 30, 2003 and December 31, 2002, in the accompanying unaudited condensed consolidated balance sheets.

The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

Earnings Per Share. Under SFAS No. 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings (loss) divided by weighted average shares outstanding. Diluted earnings (loss) per share includes the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants.

Options to purchase 3,280 and 4,428 shares of common stock and 0 and 212 shares of restricted stock were not included in the computations of diluted earnings per share for the three and nine months ended September 30, 2003, respectively, as compared to 5,610 and 7,596 shares of common stock and 404 and 404 shares of restricted stock for the same periods in 2002, because these options and restricted stock shares were anti-dilutive. The dilutive effect of options to purchase 2,897 and 1,749 shares of common stock and 404 and 192 shares of restricted stock are included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003, respectively, as compared to 1,212 shares of common stock and 0 shares of restricted stock for the three months ended September 30, 2002.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Accounting for Derivatives. Under SFAS No. 133, all derivatives and hedging activities are recognized as either assets or liabilities in the balance sheet and are measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recorded in other comprehensive income (loss), and are recognized in the statement of operations when the hedged item affects earnings. The Firm’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The FASB recently issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities”, which amends Statement No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of an underlying, and the characteristics of a derivative that contains financing components. Certain aspects of this statement codify existing interpretational guidance currently followed and therefore do not have subsequent effective dates. Remaining provisions are effective for both existing and new contracts entered into after September 30, 2003. Management believes that the adoption of SFAS No. 149 will have no impact on the Firm’s unaudited condensed consolidated financial statements.

On December 16, 2002, the Firm paid $483 to a counter party to cancel interest rate swaps with a notional value of $22 million entered into in 2001. These swaps were classified as cash flow hedges pursuant to SFAS No. 133. The Firm amortized the fair value of the swaps as of the cancellation date, approximately $332, net of income taxes, over the remaining life of the swaps. Approximately $305 was included in interest expense during the nine months ended September 30, 2003, relating to the obligation.

In March, April and May of 2003, the Firm entered into four fixed interest rate swap contracts for a total notional amount of $22 million expiring in March and May of 2005. These contracts have been classified as cash flow hedges pursuant to SFAS No. 133. Consistent with SFAS No. 133, the Firm recorded the fair value of the interest rate swap contracts of approximately $237, net of income taxes, in other long-term liabilities and in accumulated other comprehensive loss as of September 30, 2003.

Recent Accounting Pronouncements.

The following SFAS’s were effective for the Firm beginning January 1, 2003, and management has determined that the adoption of these standards had no impact on the Firm’s unaudited condensed consolidated financial statements.

•	SFAS No. 143, “Accounting for Asset Retirement Obligations”, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred.

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”, rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS No. 13, “Accounting for Leases”, eliminating an inconsistency between certain sale-leaseback transactions.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.

•	In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statements with its own.

SFAS No. 150, “Accounting for Certain Financial Instruments with Certain Characteristics of Both Liabilities and Equity”, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that the adoption of SFAS No. 150 will have no impact on the Firm’s unaudited condensed consolidated financial statements

NOTE B—STOCKHOLDERS’ EQUITY

During the first quarter of 2003, the Firm granted restricted stock to certain members of senior management equal to 192 shares of stock. The shares vest over a two year period. Upon issuance of stock under the plan, unearned compensation of $326, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. This amount is currently being amortized over the two-year vesting period, and $95 was included in compensation expense during the nine months ended September 30, 2003, relating to the obligation.

In January 2002, executive management, inside directors and certain other employees voluntarily reduced their salary and cash bonus potential in 2002 in exchange for restricted stock. Approximately 224 shares, valued at approximately $1,200, were issued under this program. The shares vest over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met. Approximately $166 was included in compensation expense during the nine months ended September 30, 2003, relating to the obligation.

NOTE C—COMMITMENTS AND CONTINGENCIES

The Firm is involved in a number of claims and lawsuits that arise in the ordinary course of business. Although management does not expect any of these claims or lawsuits to have a material adverse effect on the Firm’s financial condition, such matters are subject to inherent uncertainties and risks.

NOTE D—SEGMENT ANALYSIS

The Firm reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of Enterprise and Related Information”. SFAS No. 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Firm’s reportable segments. The Firm’s internal reporting follows its three functional service offerings: Information Technology, Finance and Accounting, and Health and Life Sciences.

Historically, and through September 30, 2003, the Firm has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not available.

For the three months ended September 30,

	Information Technology	Finance and Accounting	Health and Life Sciences	TOTAL
2003
Net Service Revenue
Flexible Billings	$54,402	$25,934	$35,785	$116,121
Search Fees	1,377	4,543	917	6,837

Total Revenue	$55,779	$30,477	$36,702	$122,958

Gross Profit	$15,276	$11,849	$10,724	$37,849

2002
Net Service Revenue
Flexible Billings	$54,720	$23,895	$41,310	$119,925
Search Fees	2,479	5,252	1,244	8,975

Total Revenue	$57,199	$29,147	$42,554	$128,900

Gross Profit	$16,717	$12,467	$12,749	$41,933

For the nine months ended September 30,

	Information Technology	Finance and Accounting	Health and Life Sciences	TOTAL
2003
Net Service Revenue
Flexible Billings	$160,994	$76,693	$109,099	$346,786
Search Fees	5,220	14,584	3,257	23,061

Total Revenue	$166,214	$91,277	$112,356	$369,847

Gross Profit	$45,637	$36,297	$33,137	$115,071

2002
Net Service Revenue
Flexible Billings	$161,901	$74,522	$122,770	$359,193
Search Fees	8,319	18,594	3,934	30,847

Total Revenue	$170,220	$93,116	$126,704	$390,040

Gross Profit	$49,617	$41,488	$38,031	$129,136

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of the Firm’s website at www.kforce.com.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Additional written or oral forward-looking statements may be made by the Firm from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of the Firm, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the words “believe”, “anticipate”, “estimate”, “expect”, “expectation”, “intend”, “plan”, and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report which speak only as of the date of this report. The Firm undertakes no obligation to publicly publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

CRITICAL ACCOUNTING POLICIES

The SEC has requested that all registrants list their most “critical accounting policies” in MD&A. The SEC indicated that a “critical accounting policy” is one that is both important to the portrayal of the Firm’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Firm believes that the following accounting policies fit this definition:

Revenue Recognition

Net service revenues consist of search fees and flexible billings inclusive of billable expenses, net of credits, discounts and fallouts. The Firm recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically ninety days or less.

Allowance for Doubtful Accounts and Fallouts

The Firm has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of probable future write-offs. The Firm performs ongoing analysis of factors including recent write-off trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. As of September 30, 2003, no single client has a receivable balance greater than 4.4% of total accounts receivable and the largest ten clients represent approximately 19.4% of the total accounts receivable balance.

Income Taxes

The Firm accounts for income taxes using an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

The Firm’s losses have resulted in net operating loss carryforwards for which the Firm has recorded a deferred tax asset. SFAS No. 109, “Accounting for Income Taxes”, requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. As a result of recent operating losses, the Firm has recorded a valuation allowance, to offset the amounts of its net current and non-current deferred tax assets, as of September 30, 2003 and December 31, 2002, in the accompanying unaudited condensed consolidated balance sheets.

The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

Commissions

Associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. The amount of commissions paid as a percentage of revenue or gross profit increases as volume increases. The Firm accrues commissions for actual revenue and gross profit at a percentage equal to the percent of total expected commissions payable to total revenue and gross profit in the year.

Impairment

The Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future cash flows or the anticipated recoverability of costs incurred and if necessary determining the amount of the loss, if any, by evaluating the fair value of the assets.

Goodwill and Other Intangible Assets

The Firm accounts for goodwill and other intangible assets in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires, among other things, that infinite lived intangible assets, such as goodwill, be evaluated for impairment initially upon adoption and annually thereafter. The Firm completed its initial impairment testing under SFAS No. 142 in 2002 and will perform the required annual testing in the fourth quarter of the current year. Estimating the fair value of such assets is based on assumptions and estimates made by management.

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from intrinsic-value-based method of recognizing stock compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees” to the SFAS No. 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of the stock options granted to the employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS No. 148 also amends SFAS No. 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Firm continues to apply the intrinsic-value method under APB Opinion No. 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Firm had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

Recent Accounting Pronouncements.

The following SFAS’s were effective for the Firm beginning January 1, 2003, and management has determined that the adoption of these standards had no impact on the Firm’s unaudited condensed consolidated financial statements.

•	SFAS No. 143, “Accounting for Asset Retirement Obligations”, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred.

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”, rescinds FASB No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS No. 13, “Accounting for Leases”, eliminating an inconsistency between certain sale-leaseback transactions.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.

•	In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, an further determine when such variable interest requires a company to consolidate the variable interest entities financial statement with its own.

SFAS No. 150, “Accounting for Certain Financial Instruments with Certain Characteristics of Both Liabilities and Equity”, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that the adoption of SFAS No. 150 will have no impact on the Firm’s unaudited condensed consolidated financial statements.

The above listing is not intended to be a comprehensive list of all of the Firm’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto included in Item 8 of our Annual Report on Form 10-K, for the year ended December 31, 2002, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Firm’s unaudited condensed consolidated financial statements, as a percentage of net service revenues, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net Service Revenue by Segment:
Information Technology	45.4%	44.4%	44.9%	43.6%
Finance and Accounting	24.8	22.6	24.7	23.9
Health and Life Sciences	29.8	33.0	30.4	32.5

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flexible Billings	94.4%	93.0%	93.8%	92.1%
Search Fees	5.6	7.0	6.2	7.9

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	30.8%	32.5%	31.1%	33.1%
Selling, general, and administrative expenses	28.6%	30.5%	29.4%	31.7%
Income (loss) before taxes	1.1%	(0.2)%	0.6%	(0.6)%
Net income (loss)	1.1%	0.1%	0.6%	(1.0)%

Results of Operations for each of the Three and Nine Months Ended September 30, 2003, and 2002.

Net service revenues. Net service revenues decreased 4.6% and 5.2%, respectively, to $122.9 million and $369.8 million for the three and nine months ending September 30, 2003 as compared to $128.9 million and $390.0 million for the same periods in 2002. The decrease was comprised of a $2.1 million and a $7.8 million decrease in Search Fees and a $3.8 million and a $12.4 million decrease in Flexible Billings for the three and nine months ending September 30, 2003, respectively, as described below.

Flexible Billings decreased 3.2% and 3.5%, respectively, to $116.1 million and $346.8 million for the three and nine months ending September 30, 2003 as compared to $119.9 million and $359.2 million for the same periods in 2002. Search Fees decreased 23.8% and 25.2%, respectively, to $6.8 million and $23.1 million for the three and nine months ended September 30, 2003, as compared to $9.0 million and $30.8 million for the same periods in 2002. The decrease resulted from a 21.4% and a 22.9% decrease in the number of placements in the three and nine months ended September 30, 2003, versus the same periods in 2002. The Firm believes these results are primarily attributable to the generally prevailing unfavorable economic conditions.

The changes by segment and revenue type for the periods ended September 30, are as follows (in thousands):

	Flexible Billings		Search Fees
	Three months ended	Nine months ended	Three months ended	Nine months ended
Information Technology
2003 Revenue	$54,402	$160,994	$1,377	$5,220
2002 Revenue	54,720	161,901	2,479	8,319
Percent Increase (Decrease)	(0.6)%	(1.0)%	(44.4)%	(37.3)%
Finance and Accounting
2003 Revenue	$25,934	$76,693	$4,543	$14,584
2002 Revenue	23,895	74,522	5,252	18,594
Percent Increase (Decrease)	8.5%	2.9%	(13.5)%	(21.6)%
Health and Life Sciences
2003 Revenue	$35,785	$109,099	$917	$3,257
2002 Revenue	41,310	122,770	1,244	3,934
Percent (Decrease)	(13.4)%	(11.1)%	(26.3)%	(17.2)%

Gross profit. Gross profit decreased 9.7% and 10.9%, respectively, to $37.8 million and $115.1 million during the three and nine months ended September 30, 2003 as compared to $41.9 million and $129.1 million for the same periods in 2002. Gross profit as a percentage of net service revenues decreased to 30.8% and 31.1% for the three and nine months ended September 30, 2003, as compared to 32.5% and 33.1% for the same periods in 2002. The decrease was primarily attributable to the decrease in Search Fees as a percent of total revenues from 7.0% and 7.9% for the three and nine months end September 30, 2002, to 5.6% and 6.2% for the same periods in 2003, and economic pressure resulting in lower bill rates, which are not fully offset by a reduction in pay rates.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 10.5% and 12.2%, respectively, to $35.2 million and $108.6 million for the three and nine months ended September 30, 2003, as compared to $39.3 million and $123.7 million for the same periods in 2002. Selling, general and administrative expenses as a percentage of net service revenues decreased to 28.6% and 29.4% for the three and nine months in 2003, compared to 30.5% and 31.7% for the same periods in 2002. The decrease in selling, general and administrative expense for the periods ended September 30, 2003, as compared to the same periods in the prior year are primarily due to a decrease in commissions and other compensation relating to the decrease in revenue; facility lease expense reductions from office closings and consolidations; reductions in network and computer lease and maintenance costs relating primarily to the Firm’s data center; and a reduction in the allowance for doubtful accounts due to an improvement in write off trends and a reduction of past due receivables.

Depreciation and amortization expense. Depreciation and amortization expense decreased 56.9% and 57.9%, respectively, to $1.0 million and $3.2 million for the three and nine months ended September 30, 2003, compared to $2.4 million and $7.6 million for the same periods in 2002. The decrease in expense for the three and nine months ended September 30, 2003, as compared to the same periods in 2002, is primarily due to decreased amortization of computer software relating to impairment charges that reduced the carrying value of capitalized software in 2002, and a decrease in the amount of owned assets as the Firm has elected to lease equipment to meet most of its technology needs.

Other expense, net. Other expense, net, decreased 45.9% and 41.2%, respectively, to $0.3 million and $0.9 million for the three and nine months ended September 30, 2003, as compared to $0.5 million and $1.5 million for the same periods in 2002. The decrease was primarily due to a decrease in interest expense, as a result of the reduction in interest rates on long and short-term debt and an increase in miscellaneous income.

Income (loss) before taxes. Income before taxes increased to $1.3 million and $2.3 million for the three and nine months ended September 30, 2003, as compared to loss before taxes of $0.3 million and $3.7 million for the same periods in 2002, primarily as a result of the decrease in selling, general and administrative expenses and depreciation and amortization, as discussed above.

Provision for (benefit from) income taxes. The Firm recorded an income tax benefit of $0.4 million and $1.5 million for the three and nine months ended September 30, 2002. The Firm recorded a valuation allowance on its net current and non-current deferred tax assets in the fourth quarter of 2002. Substantially all provisions for income taxes for the three and nine months ended September 30, 2003, have been offset by a decrease in the valuation allowance.

Net income (loss). Net income was $1.4 million and $2.3 million, respectively, in the three and nine months ended September 30, 2003, as compared to net income of $0.1 million and net loss of $2.2 million for the same periods in 2002, primarily as a result of the factors discussed above, related to decreased selling, general and administrative expenses and depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Firm’s sources of liquidity included $13.2 million in cash and cash equivalents, and $25.2 million in additional net working capital. In addition, the Firm has a $100 million Amended and Restated Credit Facility, with a syndicate of four banks led by Bank of America (“the Credit Facility”), with $22 million outstanding.

Credit Facility

The Credit Facility was amended on December 6, 2002, and terminates on November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100 million (not to exceed 85% of “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. Pricing is fixed for one year from the date of the amendment at LIBOR plus 2.25%. After one year, pricing changes quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, the Firm is prohibited from making any dividend distributions. The terms of the Credit Facility also include certain financial covenants should the total amount borrowed under the Credit Facility exceed specified amounts. These financial covenants include measurement of quarterly EBITDA as compared to EBITDA projections. Borrowings as of September 30, 2003 and November 13, 2003, do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have such covenants been triggered. In addition to the $22 million outstanding, the amounts available under the Credit Facility as of September 30, 2003, and November 13, 2003, were approximately $17.4 million and $27.6 million, respectively. The amounts available without triggering debt covenants as of September 30, 2003, and November 13, 2003, were approximately $12.4 million and $22.6 million, respectively.

The Board of Directors has authorized the repurchase of up to $115 million of the Firm’s common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows the repurchase of $25 million of common stock per year. As of November 13, 2003, no shares have been repurchased under this plan for the current fiscal year. Approximately $10.5 million was available under current board authorization and $25.0 million was available under the current Credit Facility limitations as of September 30, 2003 and November 13, 2003. Additional stock repurchases may have a material impact on the cash flow requirements for the next twelve months.

The Credit Facility also contains a provision that limits the amount of capital expenditures that may be made in any fiscal year to $6.0 million. Total capital expenditures for the nine months ended September 30, 2003 were $1.1 million.

Interest Rate Swaps

On December 16, 2002, the Firm paid $483,500 to the counter party to cancel interest rate swaps with a notional value of $22 million entered into in 2001. These swaps were classified as cash flow hedges pursuant to SFAS No. 133. The fair value of the swaps as of the cancellation date, approximately $332,300, net of income taxes, was amortized over the remaining life of the swaps.

In March, April and May of 2003, the Firm entered into four fixed interest rate swap contracts for a total notional amount of $22 million expiring in March and May of 2005. These contracts have been classified as cash flow hedges pursuant to SFAS No. 133. Consistent with SFAS No. 133, the Firm recorded the fair value of the interest rate swap contracts at approximately $236,850, net of income taxes, in other liabilities and accumulated other comprehensive loss as of September 30, 2003.

Restricted Stock Issuance

During the first quarter of 2003, the Firm granted restricted stock to certain members of senior management. The shares vest over a two year period. Upon issuance of stock under the plan, unearned compensation of $326,000, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. This amount is currently being amortized over the two year vesting period and approximately $95,000 was expensed during the nine months ended September 30, 2003, relating to the obligation.

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

In 2001, the Firm granted approximately 194,000 shares of non-vested restricted stock to certain members of management, not including the Chief Executive Officer, in lieu of cash bonuses. These shares vested in February 2003.

Cash Flow

During the nine months ended September 30, 2003, cash provided by operating activities was $12.8 million resulting primarily from net income, non-cash adjustments for depreciation and amortization and an increase in accrued payroll costs. These items were partially offset by an increase in accounts receivable and decreases in accounts payable and other accrued liabilities and other long term liabilities.

For the nine months ended September 30, 2003, cash used in investing activities was $1.0 million resulting from capital expenditures net of cash proceeds from sale of assets.

During the nine months ended September 30, 2003, cash provided by financing activities was $346,000 resulting primarily from proceeds for the exercise of stock options.

The Firm believes that cash flow from operations and borrowings under the Credit Facility will be adequate to meet the working capital requirements of current operations for at least the next twelve months. However, further deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance (i) that the Firm will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow it to remain competitive, or (ii) that the Firm will be able to meet the financial covenants contained in the Credit Facility. The Firm’s expectation that existing resources will fund working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of such resources for possible acquisitions and the announced stock repurchase plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Firm is exposed to a variety of risks, including changes in interest rates on borrowings. As of November 13, 2003, the notional value of outstanding interest rate swap agreements of $22 million is equal to the amount outstanding under the Credit Facility. Therefore, changes in interest rates will currently not affect the Firm’s interest expense. The Firm does not engage in trading market risk sensitive instruments for speculative purposes. The Firm believes that effects on it of changes in interest rates are limited and would not have a material impact on its financial position or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

The Firm carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of its disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, the CEO and CFO concluded that subject to the limitations noted below, the Firm’s Disclosure Controls are effective in timely alerting them to material information required to be included in the Firm’s periodic SEC reports.

Changes in Internal Controls

There has not been any change in the Firm’s internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

The Firm’s management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Firm have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and CFO Certifications

Exhibits 31.1, 31.2 and 31.3 are Certifications of the CEO, CFO and COO (former CFO), respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of David L. Dunkel

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Derrell E. Hunter

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of William L. Sanders

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of David L. Dunkel

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Derrell E. Hunter

32.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of William L. Sanders

(b) Reports:

On July 30, 2003, the Firm filed a Current Report on Form 8-K in which it disclosed under Items 7 and 12 a press release announcing the results of operations for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By:	/s/ Derrell E. Hunter

Derrell E. Hunter Chief Financial Officer

By:	/s/ William L. Sanders

William L. Sanders Chief Operating Officer (Former Chief Financial Officer)

By:	/s/ David M. Kelly

David M. Kelly Vice President Chief Accounting Officer

Date: November 14, 2003