Form 10-Q/A
period 2003-09-30
KFORCE  INC
filed 2004-02-09
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

Kforce Inc. hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, solely to correct an inadvertent omission of the information required under Item 4 of Part I.

PART I—FINANCIAL INFORMATION

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (the “Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective as of the end of the period covered by this report in timely alerting them to material information required to be included in our periodic SEC reports.

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

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Date: February 6, 2004