Form 10-K
period 2003-12-31
KFORCE  INC
filed 2004-03-11
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).    Yes  ☒    No  ☐

The aggregate market value of Registrant’s voting and non-voting stock held by nonaffiliates of Registrant, as of June 30, 2003 was $148,515,224.

The number of shares outstanding of Registrant’s Common Stock as of March 10, 2004, was 30,656,588.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the Registrant’s definitive proxy statement for the Annual Meeting of the Registrant’s Shareholders to be held on June 15, 2004, are incorporated by reference into Part III of this Form.

PART I

ITEM 1. BUSINESS

References in this document to “ the Firm,” the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce and its subsidiaries, except where the context otherwise requires.

This document contains forward-looking statements, particularly with respect to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”). Additional written or oral forward-looking statements may be made by the Firm from time to time, in filings with the Securities and Exchange Commission (“SEC”) or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of the Firm, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the words “believe”, “anticipate”, “estimate”, “expect”, “expectation”, “intend”, “plan”, and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. The Firm undertakes no obligation to publicly publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

General

Headquartered in Tampa, Florida, Kforce was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in 1995, Kforce grew to 31 offices in 18 major markets. On April 20, 1998, Kforce consummated a merger whereby Source Services Corporation (“Source”), was merged into Kforce. The acquisition was accounted for using the pooling of interests method of accounting; accordingly, all historical results were restated to reflect the merger. Kforce now operates through 62 locations in 45 markets and serves clients from Fortune 1000 as well as local and regional small to mid-size companies, with our largest ten clients representing approximately 16% of revenue in 2003.

Proposed Merger with Hall, Kinion & Associates, Inc.

The Firm entered into an Agreement and Plan of Merger (the “Merger Agreement”) on December 2, 2003 with Hall, Kinion & Associates, Inc. (“Hall Kinion”). Hall Kinion specializes in providing information technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. Hall Kinion’s publicly announced revenues were $33.6 million in the fourth quarter of 2003, and $156.9 million for the full year.

Kforce has notified Hall Kinion that it believes certain conditions exist or will exist that have or will have a material adverse effect on Hall Kinion. Hall Kinion has informed Kforce that it disagrees with Kforce’s position, has suspended Kforce’s access to its personnel and has requested that Kforce’s board of directors confirm its intention to recommend the proposed transaction to the Kforce shareholders. At a March 10, 2004 special meeting of Kforce’s board of directors concerning the transaction, the board considered Hall Kinion’s request, but did not reconfirm its intention to recommend the proposed merger to Kforce shareholders. Accordingly, Kforce believes that there is a great deal of uncertainty relating to the proposed merger and that there can be no assurance that it will be consummated. If a merger does proceed, the terms may be substantially revised.

The closing of the transaction under the current terms of the Merger Agreement is also subject to finalizing the necessary regulatory approvals, obtaining approvals from both firms’ shareholders and compliance with all of the terms in the Merger Agreement. If the proposed merger is consummated, it would be accounted for using the purchase method.

Kforce has incurred costs associated with this potential transaction that would be included in the purchase price if a merger were to occur. Capitalized costs amounted to approximately $1.5 million at December 31, 2003, and together with such costs incurred during the first quarter, may exceed $2.5 million. Costs that otherwise would have been includable in the purchase price, would be charged to expense in the quarter during which it is determined that a merger is not likely to proceed, if such determination is made. Additionally, as expected, integration planning expenses are being incurred in the first quarter that, together with the potential write-offs described above, could result in aggregate merger-related charges exceeding $3.5 million.

Details of the current terms of the proposed merger with Hall Kinion are included in a Registration Statement on Form S-4 that we filed on December 24, 2003, and amended on February 9, 2004, which should be read in conjunction with this Form 10-K. The Registration Statement on Form S-4 has not been declared effective by the SEC. Readers may obtain access to the Form S-4 and all future amendments through our website, at http://www.kforce.com. In addition, a discussion is included in the MDA herein of the effects of the proposed merger with Hall Kinion on the Firm’s liquidity and capital resources, and certain risk factors related to the proposed merger are included under Risk Factors. Otherwise, the effects of the proposed merger are not addressed in this Form 10-K. There are no assurances that such merger will be consummated.

Industry Overview

The temporary staffing industry has evolved over the past several decades as companies have utilized temporary employees to manage personnel costs, while meeting specialized or fluctuating staffing requirements. The National Association of Temporary and Staffing Services estimated that more than 80% of all U.S. businesses utilize temporary staffing services. Selected industry reports indicate the United States temporary staffing industry contracted from an estimated $80 billion in 2001 to $76 billion in 2002 and grew to $77 billion in 2003. Revenues have been significantly impacted by the economic slowdown. Flexible staffing demand in the information technology and finance and accounting sectors, as well as search placements, have been particularly affected. The health and life sciences sector also experienced slowed growth in 2003. Many competitors are entering the healthcare, pharmaceutical and scientific staffing sectors. Competition in nursing has become particularly intense and may further impact pricing and the ability to attract candidates. Nursing revenue for the Firm continued to erode throughout 2003. Increasing competition and pricing pressure may result in reduced gross margins and lower profitability.

There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will return to historical levels. There can be no assurance that the Kforce Health and Life Sciences business segment will be able to access a sufficient candidate pool to service client needs. In addition, a number of national staffing companies are attempting to introduce a lower-priced staffing preferred-vendor model. These factors may impact the future growth and profitability of the Health and Life Sciences division.

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

Business Strategy

Kforce is a national provider of professional and technical specialty staffing services. Key elements of our business strategy include the following:

•	Focus on Value-Added Services. We focus on providing specialty staffing services to our clients, specifically in the areas of information technology, finance and accounting and health and life sciences. We believe, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that future employment growth may be significant in these sectors. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. We believe our historical focus in this market, combined with our staff’s operating expertise, provides us with a competitive advantage.

•	Build Long-Term, Consultative Relationships. We believe we have developed long-term relationships with our clients by providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to maximize their return on human assets. In addition, Kforce’s ability to offer flexible staffing services, coupled with its permanent placement capability, offers the client a multi-faceted provider of specialty staffing services. This ability enables Kforce to emphasize consultative rather than just transactional client relationships.

•	Achieve Extensive Client Penetration. Our client development process focuses on repeated contacts with client employees responsible for staffing decisions. Contacts are made within numerous functional departments and at many different organizational levels within the client. Our operating employees are trained to develop a thorough understanding of each client’s total staffing requirements.

•	Recruit High-Quality Consultants. We place great emphasis on recruiting qualified consultants. We believe we have a recruiting advantage over those of our competitors that lack the ability to offer candidates flexible and permanent opportunities. We frequently place candidates seeking permanent employment in flexible assignments until a permanent position becomes available as well as convert temporary candidates into permanent employees of our client companies.

•	Encourage Employee Achievement. We promote a quality-focused, results-oriented culture. Our placement associates and corporate personnel are given incentives to encourage the achievement of corporate goals.

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

The functional areas are defined as:

•	Information Technology. The Bureau of Labor Statistics’ lists computer and data processing services among the fastest growing industries over the last decade. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Information Technology services focus primarily on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, and e-business and networking technicians). The economic slowdown has significantly affected the willingness and ability of companies to commit capital resources to their technology systems/infrastructure. While we believe that the long-term business catalysts of technology remain in place, there can be no assurance that spending in the sector will return to the levels seen over the last decade.

•	Finance and Accounting. Our Finance and Accounting personnel provide both temporary staffing and search placement services to our clients in areas such as taxation, budget preparation and analysis, financial reporting, cost analysis, accounts payable, accounts receivable, credit and collections, general accounting, audit services and systems and controls analysis and documentation to support Sarbanes Oxley section 404 compliance work. We believe we have built a reputation for providing qualified finance and accounting professionals to businesses. This business segment typically experiences its strongest demand in the months preceeding and subsequent to the end of the calendar year as the result of increased demand for finance professionals to work on year-end closing and tax related assignments. During the recent economic slowdown, Finance and Accounting revenues have decreased significantly. There can be no assurance that revenue in the Finance and Accounting sector will return to prior levels.

•	Health and Life Sciences. This segment consists of skilled professionals and technical services in the pharmaceutical, health care and scientific fields. Examples of positions in these categories are: Clinical research associates (CRAs) for the pharmaceutical industry, and health care information management professionals and nurses for hospitals. The Scientific specialty group supplies laboratory, research and development, quality assurance and quality control professionals to a variety of industries. This segment, and in particular the pharmaceutical and scientific businesses, exhibits decreases in demand the final two weeks of the year as the result of holiday shut downs at many large clients.

We have continued to divest non-core businesses and supplement our key business segments. In December 2001, Kforce sold its training business unit resulting in a loss of $4.6 million. Also in December 2001, we sold our legal staffing unit as part of the consideration in acquiring Scientific Staffing, Inc. The legal unit had revenues of $4.8 million in 2001. In the fourth quarter of 2002, we also exited our human resources business, whose operating results are included in the Information Technology business segment. The human resource business had $4.1 million and $12.8 million of revenue in 2002 and 2001, respectively. Kforce also acquired Emergency Response Staffing Inc., a healthcare nurse staffing company with locations in Phoenix, Arizona and San Diego, California, in December 2001. In realigning our operations and divesting the legal, education services and human resources units, we believe we have strengthened our focus on our core specialty staffing business.

Financial information regarding our functional service lines is included in Item 8 of Part II.

Staffing Services

Staffing services are provided to our clients based on an analysis of each client’s individual functional needs, including a determination of time duration of services required. The Firm offers staffing services in two categories: Flexible Staffing Services and Search Services. In 2003, flexible staffing and search services accounted for 93.9% and 6.1% of revenue, respectively.

Flexible Staffing

The Firm offers Flexible Staffing Services, providing personnel in the fields of information technology, finance and accounting, and health and life sciences. Flexible Staffing Services entail placing skilled workers in the client environment on a contractual basis. Assignments typically run from three months to one year in duration. We currently offer Flexible Staffing Services in most large metropolitan market areas.

Search Services

The Firm provides Search Services (permanent placement) for professional and technical personnel in the areas of information technology, finance and accounting, financial services, pharmaceutical research, health care and scientific.

The Firm primarily performs contingency searches. A contingency search results in revenue to the Firm only when personnel are actually hired by a client. Our strategy is to perform contingency searches primarily in our core businesses. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation.

Client searches that are outside a core business area are typically restricted to management or executive level positions and require a targeted research and recruiting effort. The Firm typically performs these searches as retained searches where the client pays a part of the search fee in advance and the remainder upon completion of the search. Retained searches represent only a nominal portion of our search services.

An active database of candidates is maintained as the result of our continuous recruiting efforts and reputation in the industry. In addition, many candidates are located as a result of referrals from the Flexible Staffing Services activities.

The clients targeted for Search Services are typically the same as those targeted for Flexible Staffing Services. This common focus is intended to contribute to the Firm’s objective of providing an integrated solution for our clients’ personnel needs. Search Services have been severely impacted by the economic downturn and continued to deteriorate in 2003. There can be no assurance or expectation that Search Services revenues will return to prior levels.

Technology

Kforce’s nationwide computer, telephony and data communications infrastructure was upgraded in 2003 to take advantage of faster and lower cost devices and services. We believe that these projects improved internal communications and should reduce associated costs.

In 2002, we changed our outsourced data center host. Total costs incurred to change vendors were approximately $2.8 million, including a $2.3 million cancellation fee. The change is expected to save $4.3 million annually for each of the next three years. The Firm also implemented an enterprise-wide project management process that we believe has greatly enhanced our ability to plan, implement and align information technology initiatives.

While we believe our technology systems are adequate to meet our current needs, there can be no assurance that they will not be subject to system outages or data loss caused by natural or man-made disaster. In addition, the Firm depends on certain third party vendors whose reliability we can not guarantee going forward. One or more of such events could negatively impact our ability to conduct our normal course of business.

Trademarks

The Kforce trademark, which is registered with the United States Patent and Trademark Office, is important to our business.

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

In the United States, approximately 100 national competitors operate; and more than 20,000 smaller organizations compete in varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. In 2003, Kforce’s largest competitors were Adecco, S.A., Manpower, Inc., MPS Group, Inc., Robert Half International Inc., Spherion Corporation and CDI Corporation.

The Firm believes that availability and quality of personnel, level of service, effective monitoring of job performance, scope of geographic service and price of service are the principal elements of competition in our industry. We believe that availability of quality personnel is especially important. In order to attract candidates, we place emphasis upon our ability to provide permanent placement opportunities, competitive compensation and benefits, quality and varied assignments and scheduling flexibility. Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure from some of our competitors. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, and there can be no assurance that we will remain competitive.

Insurance

The Firm maintains a number of insurance policies including general liability, automobile liability and employers’ liability (each with excess liability coverage). We also maintain workers compensation, fidelity, fiduciary, directors and officers, professional liability, and employment practices liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from the Firm’s operations. There can be no assurance that any of the above coverage will be adequate for our needs, or that we will maintain all such policies in the future.

Financial Information About Foreign and Domestic Operations

Materially all of the Firm’s revenues are derived from domestic operations with customers located in the United States, for the years ended December 31, 2003 and 2002. In 2001, the Firm discontinued operations in its only foreign office, in Canada. Canadian operations contributed revenue of $471,000 for the year ended 2001 and finalized operational expenses in 2002.

Available Information

We make available, free of charge, through the Investor Relations page on our website, and by responding to requests addressed to our Vice President–Investor Relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

Operating Employees and Personnel

As of December 31, 2003, Kforce employed 1,209 operating employees and had approximately 6,450 consultants on assignment (“Flexible Consultants”) providing flexible staffing services to our clients. Flexible Consultants are primarily individuals who are employed directly by Kforce (“Flexible Employees”); the balance are individuals who are employed by other entities (“Independent Contractors”). As the employer, the Firm is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (FICA), federal and state unemployment taxes, workers compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

Risk Factors

The recent economic downturn has adversely affected the demand for the Firm’s services.

Historically, the general level of economic activity has significantly affected the demand for employment services. As economic activity slows, the use of temporary and contract personnel tends to be curtailed before permanent employees are laid off. The current economic downturn has adversely affected the demand for temporary and contract personnel, which in turn has had an adverse effect on our results of operation and financial condition. Additionally, the use of search firms for permanent hires has declined significantly. We expect that future economic downturns will continue to have similar effects. The recent economic downturn resulted in lessened demand for our services. There can be no assurance that demand will remain at current or return to prior levels, and demand may continue to deteriorate.

In 2002 and a substantial portion of 2003, we experienced a continuation of the economic slowdown in the IT industry that reflected a slowdown in the rate of innovation in this industry and a general reduction in demand for personnel with expertise in leading hardware, software or networking technologies. This has reduced the demand for our services. Reduction in demand for our services had a material negative impact on our business, operating results and financial condition in 2002 and 2001, and limited profitability in 2003.

The Firm’s liquidity may be adversely impacted by covenants in our Credit Facility.

On November 3, 2000, the Firm entered into a $90 million Amended and Restated Credit Facility with a syndicate of banks led by Bank of America (“the Credit Facility”). On December 6, 2002, the Firm amended certain terms and conditions of the Credit Facility, and extended its term to November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100 million. We believe that the new terms provide a substantial improvement in pricing and flexibility.

The terms of the Credit Facility include certain financial covenants to which the Firm is subject, including a requirement to maintain at least $10 million of borrowing availability. In addition, should the amount available to be borrowed be less than $15 million but greater than $10 million the Firm must attain certain EBITDA targets. As of December 31, 2003, approximately $22 million was outstanding under this Credit Facility with an additional $10.2 million of borrowing available, without triggering the financial covenants and $15.2 million in total availability. At no time during the existence of the Credit Facility have we ever triggered such covenants. If such financial covenants were triggered in the future and if we do not comply with them, such a breach of the Credit Facility could materially adversely affect our liquidity and financial condition. Such lack of compliance could result, among other things, in the acceleration of all amounts borrowed under the Credit Facility. See the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Firm may not be able to recruit and retain qualified personnel.

The Firm depends upon the abilities of its staff to attract and retain personnel, particularly technical and professional personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material detrimental effect on our business.

The Firm’s current market share may decrease as, a result of limited barriers to entry for new competitors and discontinuation of clients outsourcing of their staffing needs.

The Firm faces significant competition in the markets we serve, and there are limited barriers to entry for new competitors. The competition among staffing services firms is intense. The Firm competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search firms and other providers of staffing services. A number of our competitors possess substantially greater resources than we do. From time to time we experience significant pressure from our clients to reduce price levels. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will continue to successfully compete.

We do not provide an “offshore” outsourcing solution.

Many staffing customers are now seeking an “offshore” solution to support their technology and business process function and, as a result, a significant amount of technology and financial staffing may be replaced by “offshore” resources. We do not currently provide an “offshore” program and there can be no assurance that we will be able to compete successfully against the “offshore” solution providers or that we will not lose significant market share and revenue.

We rely on short-term contracts with most of our clients.

Because long-term contracts are not a significant part of our business, future results cannot be reliably predicted by considering past trends or extrapolating past results.

Decreases in patient occupancy at healthcare clients’ facilities may adversely affect the profitability of the Firm’s business.

Demand for temporary healthcare staffing services is significantly affected by the general level of patient occupancy at healthcare clients’ facilities. When a hospital’s occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. The Firm may also experience more competitive pricing pressure during periods of occupancy downturn. This reduction in occupancy could adversely affect the demand for services and the Firm’s profitability. There has been a significantly lessened demand for our healthcare staffing services in recent years. There can be no assurance that such demand will remain at current or return to prior levels.

Competition for acquisition opportunities may restrict The Firm’s future growth by limiting our ability to make acquisitions at reasonable valuations.

The Firm’s business strategy includes increasing market share and presence in the staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. In addition, the Firm may be limited by its ability to obtain financing to consummate desirable acquisitions.

The Firm may face difficulties integrating acquisitions into existing operations and acquisitions may be unsuccessful, involve significant cash expenditures or expose the Firm to unforeseen liabilities.

The Firm continually evaluates opportunities to acquire staffing companies that complement or enhance our business and frequently have preliminary acquisition discussions with some of these companies.

These acquisitions involve numerous risks, including:

•	potential loss of key employees or clients of acquired companies;

•	difficulties integrating acquired personnel and distinct cultures into a single business;

•	diversion of management attention from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies.

These acquisitions may also involve significant cash expenditures, debt incurrence, integration expenses and exposure to unforeseen liabilities that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

The Firm depends on the proper functioning of our information systems.

The Firm is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of the Firm’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. The Firm’s information systems are protected through physical and software safeguards including the use of a third party data processing center. However, the Firm and its systems are still vulnerable to natural disasters, fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, and to bill for services efficiently. In addition, we depend on third party vendors for certain functions whose future performance and reliability we can not warranty.

The Firm’s success depends upon retaining the services of its management team.

The Firm is highly dependent on its management team and expects that continued success will depend largely upon their efforts and abilities. The loss of the services of any key executive for any reason could have a material adverse effect upon the Firm. Success also depends upon our ability to identify, develop, and retain qualified operating employees; particularly management, client servicing, and candidate recruiting employees. The Firm expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss of some of our key operating employees could have an adverse effect on our operations, including our ability to establish and maintain client and candidate, professional and technical relationships.

The Firm faces significant employment liability risk.

The Firm employs and places people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims. We have policies and guidelines in place to reduce our exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in: negative publicity; injunctive relief; the payment by the Firm of monetary damages or fines: or other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce our exposure, we maintain insurance covering general liability, workers compensation claims, errors and omissions, and employee theft. Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.

Significant legal actions, particularly relating to our healthcare staffing services, could subject the Firm to substantial uninsured liabilities.

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

Currently, the Firm is unable to recruit enough nurses to meet our clients’ demands for nurse staffing services, limiting the potential growth of our healthcare staffing business.

The Firm relies on its ability to attract, develop, and retain nurses and other healthcare personnel who possess the skills, experience and licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. At this time, we do not have enough nurses to meet our clients’ demands for our nurse staffing services. This shortage of nurses limits the Firm’s ability to grow our healthcare staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will result in further competition for qualified nursing personnel.

If the Firm becomes subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

The Firm provides workers compensation coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial uninsured workers compensation or medical coverage liabilities, our financial results may be adversely affected.

The Firm may be adversely affected by government regulation of the staffing business.

Our business is subject to regulation and licensing in many states. While we have had no material difficulty complying with regulations in the past, there can be no assurance that we will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. If we fail to comply, such failure could materially adversely affect the Firm’s financial results.

The Firm may be adversely affected by government regulation of the workplace.

Part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship could have a material adverse affect on the Firm.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

The Firm is subject to periodic federal, state and local income tax audits for various tax years. Although the Firm attempts to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse affect on the Firm.

Future changes in reimbursement trends could hamper our clients’ ability to pay the Firm.

Many of the Firm’s healthcare clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced government rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flow, hampering their ability to pay us. This situation could have a significant impact on our cash flow.

The Firm’s stock price may be volatile.

The Firm’s common stock is traded on The NASDAQ Stock Market under the symbol “KFRC”. The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the employment services industry, or other developments affecting us, our clients, or our competitors, some of which may be unrelated to our performance. It is possible that the stock price may reach a level where we lose our eligibility to remain listed on NASDAQ.

In addition, the stock market in general, especially the NASDAQ National Market tier, along with market prices for staffing companies, has experienced volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices that they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses.

Significant increases in payroll-related costs could adversely affect the Firm’s business.

The Firm is required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers compensation and insurance, FICA, and Medicare, among others, for our employees and personnel. Significant increases in the effective rates of any payroll-related costs likely would have a material adverse effect upon the Firm. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.

Provisions in the Firm’s articles and bylaws and under Florida law may have certain anti-takeover effects.

The Firm’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered board of directors and permit the removal of directors only for cause. Additionally, management may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances upon a change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions may have a depressive effect on the market price of our common stock.

Risks Relating to the Proposed Merger with Hall Kinion

If the proposed merger is consummated, the Firm may not achieve the benefits expected from the proposed merger with Hall Kinion, which may have a material adverse effect on the combined entity’s business, financial and operating results.

Kforce and Hall Kinion have entered into the merger agreement with the expectation that the proposed merger will result in benefits to the combined entity arising out of the combination of sales and marketing leadership, general and administration functions and facilities plus the elimination of costs relating to Hall Kinion’s status as a public reporting entity. To realize any benefits from the proposed merger, the combined entity will have to adequately respond to the following post-merger challenges:

•	expected cost savings and synergies from the proposed merger may not be realized;

•	the management and employees of each entity, particularly the sales force, may not be retained and assimilated as expected;

•	existing customers, strategic partners and suppliers of each entity may not be retained; and

•	uniform standards, controls, procedures, policies and information systems between the two companies may not be successfully developed or maintained.

If the combined entity is not successful in addressing these and other challenges, then the benefits of the proposed merger may not be realized and, as a result, the combined entity’s operating results and the market price of Kforce’s common stock may be adversely affected. These challenges, if not successfully met by the combined entity, could result in possible unanticipated costs, diversion of management attention and loss of personnel. The Firm cannot give assurance that the combined entity will successfully integrate Hall Kinion’s business with Kforce’s, or profitably manage the combined entity. Further, Kforce cannot assure that the growth rate of the combined entity after the proposed merger will equal the historical growth rates experienced by Kforce or Hall Kinion.

If the costs associated with the proposed merger exceed the benefits, the combined entity may experience an adverse financial result.

Kforce and Hall Kinion have incurred significant transaction costs as a result of the proposed merger, including investment banking, legal and accounting fees, which may exceed current estimates. In addition, it is expected that the combined entity will continue to incur consolidation and integration expenses which they cannot accurately estimate at this time. Actual transaction costs may substantially exceed current estimates and may affect the combined entity’s financial condition and operating results negatively. If the benefits of the proposed merger do not exceed the costs associated with the proposed merger, including any dilution to Kforce’s shareholders resulting from the issuance of shares in connection with the proposed merger, the combined entity’s financial results could be adversely affected.

The market price of Kforce’s common stock may decline if the proposed merger is consummated.

The market price of Kforce’s common stock may decline as a result of the proposed merger for a number of reasons, including if:

•	the integration of Kforce and Hall Kinion is not completed in a timely and efficient manner;

•	the combined entity does not achieve the perceived benefits of the proposed merger as rapidly or to the extent anticipated by stockholders and financial or industry analysts;

•	the effect of the proposed merger on the combined entity’s financial results is not consistent with the expectations of stockholders and financial or industry analysts; or

•	significant stockholders of Kforce or Hall Kinion decide to dispose of their stock following completion of the proposed merger.

Sales of substantial amounts of Kforce common stock in the public market after the proposed merger could materially adversely affect the market price of Kforce common stock.

Kforce expects to issue a significant number of shares of Kforce common stock to Hall Kinion stockholders in the proposed merger dependent on the Kforce stock market value at the time of closing of the proposed merger. The sale of substantial amounts of Kforce common stock may result in significant fluctuations in the price of Kforce common stock and could cause Kforce’s common stock price to fall. The sale of these shares could also impair the combined entity’s ability to raise capital through sales of additional common stock.

Kforce and Hall Kinion may not complete the proposed merger.

Kforce has notified Hall Kinion that it believes certain conditions exist or will exist that have or will have a material adverse effect on Hall Kinion. Hall Kinion has informed Kforce that it disagrees with Kforce’s position, has suspended Kforce’s access to its personnel and has requested that Kforce’s board of directors confirm its intention to recommend the proposed transaction to the Kforce shareholders. At a March 10, 2004 special meeting of Kforce’s board of directors concerning the transaction, the board considered Hall Kinion’s request, but did not reconfirm its intention to recommend the proposed merger to Kforce shareholders. Accordingly, Kforce believes that there is a great deal of uncertainty relating to the proposed merger and that there can be no assurance that it will be consummated. If a merger does proceed, the terms may be substantially revised.

The proposed merger may not be completed unless: (1) Kforce’s Registration Statement on Form S-4 is declared effective by the SEC; and (2) the stockholders of Kforce and Hall Kinion approve the Merger. There can be no assurance that these conditions will be met. Additionally, the Merger Agreement grants to Kforce and Hall Kinion certain rights and imposes obligations, including rights to terminate the Merger Agreement. If we fail to complete the Merger for any reason, we will have made significant expenditures and expended significant management time on an unsuccessful project. Depending upon the circumstances of the termination, we may not be entitled to any “breakup fee” to offset some of these expenditures and under certain circumstances, we might be obligated to pay Hall Kinion a $2.0 million breakup fee.

Uncertainty regarding the proposed merger and the effects of the proposed merger could cause each entity’s customers or strategic partners to delay or defer decisions.

Kforce’s and/or Hall Kinion’s customers and strategic partners, in response to the completion of the proposed merger, may delay or defer decisions regarding the use of the combined entity’s services, which could have a material adverse effect on the business of the combined entity.

Risks Relating Primarily to the Business and Operations of Kforce following the proposed merger

The current economic downturn has adversely affected the demand for the services of the OnStaff unit of Hall Kinion.

In the real estate services industry served by the OnStaff unit of Hall Kinion, the demand for professional personnel is strongly influenced by the volume of mortgage financing, both for new units and re-financings. The volume is very sensitive to interest rates and other general economic conditions. Increases in interest rates or other economic factors could have a significant negative impact on our business in this field.

Our business, operating results and financial condition could be negatively impacted if demand for our services in any new geographic markets we enter is less than we anticipate, if our new offices are not profitable in a timely manner or if we fail to hire qualified employees.

The Firm’s growth depends in part on our ability to enter new vertical or geographic markets successfully. This expansion is dependent on a number of factors, including our ability to:

•	develop, recruit and maintain a base of qualified professionals within a new geographic market;

•	initiate, develop and sustain corporate client relationships in each new vertical or geographic market;

•	attract, hire, integrate and retain qualified sales and sales support employees; and

•	accurately assess the demand of a new market.

The addition of offices and entry into new geographic markets may not occur on a timely basis or achieve anticipated financial results. The addition of new offices and entry into new vertical or geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. In 2001, 2002 and 2003, we closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

ITEM 2. PROPERTIES

We lease our corporate headquarters in Tampa, Florida, as well as space for our other locations. The aggregate area of office space under leases for locations is approximately 479,884 square feet. Field office leases generally run from month-to-month to five years. In September 2001, we relocated our corporate offices and local branches into a new headquarters in Tampa, Florida, which we have leased for 15 years. The aggregate annual rent expense in 2003 on all properties was approximately $11.6 million. We believe that our facilities will be adequate for our current needs. We own a parcel of vacant land adjacent to the site of our new corporate headquarters for which we have no current plans to develop.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, we are, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination claims, restrictive covenant disputes, service related disputes and other claims. We maintain insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that we insure against are workers compensation, personal injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. We are not aware of any material pending legal proceedings, other then ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR KFORCE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market(SM), under the symbol “KFRC”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for our common stock, as reported on the NASDAQ National Market.

	HIGH	LOW
Calendar Year 2002:
First Quarter	$6.40	$4.05
Second Quarter	$6.20	$3.77
Third Quarter	$6.05	$2.55
Fourth Quarter	$5.14	$1.63

Calendar Year 2003:
First Quarter	$4.42	$1.70
Second Quarter	$5.39	$2.37
Third Quarter	$8.68	$4.76
Fourth Quarter	$9.46	$7.29

On March 9, 2004 there were approximately 195 holders of record of our common stock.

Dividends

Since our initial public offering, we have not paid any cash dividends on our common stock. We are currently prohibited from making such dividend distributions under the terms of our Credit Facility.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all of our existing equity compensation plans as of December 31, 2003, including the Kforce Inc. Non-Employee Director Stock Option Plan, the Kforce Inc. Stock Incentive Plan, the Kforce Inc. Executive Investment Plan and the Kforce Inc. 1999 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Awards	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Stock Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	6,488,751	$8.048	2,377,549
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	6,488,751	$8.048	2,377,549

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Firm’s Consolidated Financial Statements and the related notes thereto incorporated into Item 8 of this report.

	YEARS ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net service revenues	$495,585	$513,547	$658,417	$805,020	$754,710
Direct costs of services	341,617	345,585	406,017	443,464	432,079

Gross profit	153,968	167,962	252,400	361,556	322,631
Selling, general and administrative expenses	142,915	168,233	244,792	341,812	346,452
Depreciation and amortization.	4,371	9,629	17,325	18,440	14,514
Other expense (income), net	1,214	3,206	4,460	113	(942)

Income (loss) before income taxes and cumulative effect of change in accounting principle	5,468	(13,106)	(14,177)	1,191	(37,393)
(Provision) benefit for income taxes	(350)	(102)	2,089	(1,474)	13,877

Net income (loss) before cumulative effect of change in accounting principle	5,118	(13,208)	(12,088)	(283)	(23,516)
Cumulative effect of change in accounting principle	—	(33,823)	—	—	—

Net income (loss)	$5,118	$(47,031)	$(12,088)	$(283)	$(23,516)

Earnings (loss) per share before cumulative effect of change in accounting principle-basic	$0.17	$(0.42)	$(0.38)	$(0.01)	$(0.53)

Earnings (loss) per share-basic	$0.17	$(1.49)	$(0.38)	$(0.01)	$(0.53)

Weighted average shares outstanding-basic	30,514	31,577	31,711	42,886	44,781

Earnings (loss) per share before cumulative effect of change in accounting principle-diluted	$0.16	$(0.42)	$(0.38)	$(0.01)	$(0.53)

Earnings(loss) per share- diluted	$0.16	$(1.49)	$(0.38)	$(0.01)	$(0.53)

Weighted average shares outstanding-diluted	31,231	31,577	31,711	42,886	44,781

	DECEMBER 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Working capital	$42,183	$32,126	$43,083	$70,885	$86,310
Total assets	$160,317	$151,435	$222,772	$278,018	$296,187
Total long-term debt	$22,000	$22,000	$28,185	$45,000	$—
Stockholders’ equity	$91,405	$84,846	$138,809	$155,037	$218,205

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MDA”)

This MDA should be read in connection with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplemental Data, included in this Form 10-K and, including the Notes to the Consolidated Financial Statements, referred to herein as “Financial Statements.” Also, certain references to particular information in the Financial Statements are made to assist readers.

FORWARD-LOOKING STATEMENTS

This MDA contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Firm from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Firm, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion the words “anticipate”, “estimates”, “expects”, “intends”, “plans”, “believes” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

OVERVIEW

This overview is intended to assist readers in better understanding this MDA. Part 1, Item 1 of this Form 10-K includes additional information on the Firm’s business.

Who We Are

We are a national provider of professional and technical specialty staffing services. At December 31, 2003, we operated 62 field offices covering 45 markets in 24 states. We provide our clients staffing services through three business segments: Information Technology (“IT”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all IT and FA services are sold and delivered through our field offices. The HLS segment includes our Pharmaceutical, Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Pharmaceutical and Med Records, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal and tax, which are highly centralized.

Kforce is focused exclusively on the “staffing” business. Our staffing services include Flexible Staffing Services (“Flex”) and Search Services (“Search”).

Flex

Through Flex, we fulfill clients’ needs for qualified individuals (“consultants”) on a temporary basis with the appropriate skills and experience, which we call “the right match”. To be successful, our employees (“associates”) endeavor to (1) understand the clients’ needs, (2) determine and understand the capabilities of the consultants being recruited, and (3) deliver and manage the client-consultant relationship to the satisfaction of both the clients and the consultants. We deliver consultants who work with our clients. Typically, the better job Kforce and our consultants do, the longer the assignments last and the more often those clients turn to Kforce for additional needs.

The Flex business comprised almost 94% of our 2003 revenues. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in SGA along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

Search

The Search business is a smaller, yet important part of our business that involves locating permanent employees for our clients. We primarily perform searches on a contingency basis, with fees being earned only if personnel are hired by our clients. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. We recruit permanent employees from our Flex consultant population, from the job boards, and from candidates we identify who are currently employed and not actively seeking another position. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we also receive Search fees. There can be no assurance or expectation that Search revenues will increase if economic conditions improve as has been the case in previous economic cycles. Clients and recruits are often targets for both Flex and Search services, and this common focus contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the rates billed, and all Search revenue becomes gross profit. Search associate commissions, compensation and benefits are also included in SGA, because there are no consultant payroll costs associated with the placement.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 16% of 2003 revenues. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 30% of the applicable market and that no single firm has a larger than 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage, particularly with larger clients that have operations in multiple markets.

Our revenues peaked in 2000 and have declined over the past three years. We believe the staffing and permanent placement industry in general, and IT in particular, has seen similar trends. During this period, we have focused on our core businesses, including new initiatives within HLS, because we believe these areas represent potentially some of the fastest growing and sustainable segments in the staffing industry. Also, we believe we have made substantial progress in streamlining operations, centralizing support functions, and disposing of non-core activities. The trends and discussions in this MDA and in the Financial Statements reflect these actions.

We believe 2003 may have been a bottoming-out year for the economy and for the staffing industry. After several false starts, positive signs of increased demand for staffing services began in the latter part of the year. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers, that Flex demand generally increases before demand for permanent placements increases, that our three areas of focus, IT, FA and HLS, will be among the higher growth categories in both the short and long-term, and that, over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe, Kforce’s expense-cutting actions during the economic downturn of 2001-2003, and the recent positive trends in our operating results, demonstrate a strong positioning for success whether the market for our services remains at current levels or enters into a period of significant growth.

Future Growth

Kforce’s growth may be either organic or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial.

The Firm entered into an Agreement and Plan of Merger (the “Merger Agreement”) on December 2, 2003 with Hall, Kinion & Associates, Inc. (“Hall Kinion”). Hall Kinion specializes in providing information technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. Hall Kinion’s publicly announced revenues were $33.6 million in the fourth quarter of 2003, and $156.9 million for the full year.

Kforce has notified Hall Kinion that it believes certain conditions exist or will exist that have or will have a material adverse effect on Hall Kinion. Hall Kinion has informed Kforce that it disagrees with Kforce’s position, has suspended Kforce’s access to its personnel and has requested that Kforce’s board of directors confirm its intention to recommend the proposed transaction to the Kforce shareholders. At a March 10, 2004 special meeting of Kforce’s board of directors concerning the transaction, the board considered Hall Kinion’s request, but did not reconfirm its intention to recommend the proposed merger to Kforce shareholders. Accordingly, Kforce believes that there is a great deal of uncertainty relating to the proposed merger and that there can be no assurance that it will be consummated. If a merger does proceed, the terms may be substantially revised.

The closing of the transaction under the current terms of the Merger Agreement is also subject to finalizing the necessary regulatory approvals, obtaining approvals from both firms’ shareholders and compliance with all of the terms in the Merger Agreement. If the proposed merger is consummated, it would be accounted for using the purchase method.

Kforce has incurred costs associated with this potential transaction that would be included in the purchase price if a merger were to occur. Capitalized costs amounted to approximately $1.5 million at December 31, 2003, and together with such costs incurred during the first quarter, may exceed $2.5 million. Costs that otherwise would have been includable in the purchase price, would be charged to expense in the quarter during which it is determined that a merger is not likely to proceed, if such determination is made. Additionally, as expected, integration planning expenses are being incurred in the first quarter that, together with the potential write-offs described above, could result in aggregate merger-related charges exceeding $3.5 million.

Other than the effect of the proposed merger with Hall Kinion on our liquidity and capital resources, we do not address the effects of the proposed merger in this MDA. Details of the current terms of the proposed merger with Hall Kinion are included in a Registration Statement on Form S-4 that we filed on December 24, 2003, and amended on February 9, 2004, which should be read in conjunction with this Form 10-K. The Registration Statement on Form S-4 has not been declared effective by the SEC. Readers may obtain access to the Form S-4 and all future amendments through our website, at http://www.kforce.com. There are no assurances that such merger will be consummated.

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, the Firm’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	After four years of losses, each of the four quarters of 2003 was increasingly profitable, with total diluted earnings per share of $.16 for the year.

•	The year ended with positive revenue trends in the fourth quarter.

•	Operating expenses were reduced to 29.7% of revenues for 2003 versus 34.6% for 2002, and 39.8% for 2001 despite 3.5% and 22.0% declines in revenues, respectively, in those years.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be among the best in the staffing industry, with days sales outstanding (“DSO”) at 38 days and 2003 write-ons of $0.4 million.

•	At December 31, 2003, cash and cash equivalents increased to $13.7 million from $1.1 million a year earlier, while long-term debt outstanding remained constant at $22 million, under a $100 million, receivable-based bank line with $15.2 million of unused borrowing capacity.

•	The Firm’s stock price on the Nasdaq National Market responded favorably during 2003 with an increase of 121%.

CRITICAL ACCOUNTING ESTIMATES AND RECENT PRONOUNCEMENTS

The SEC has indicated that “critical accounting estimates” may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and due to their material impact on financial condition or operating performance. Readers should also refer to the Summary of Significant Accounting Policies in Note 1 to the Financial Statements for additional information. The following discussion is intended to assist the readers’ understanding of the judgments, accounting estimates, and uncertainties inherent in the more significant of the Firm’s policies.

This section is not intended to be a comprehensive list of all accounting estimates and all accounting policies are not set forth in the Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s estimates and its judgment in selecting any available alternative would not produce a materially different result.

Allowance for Doubtful Accounts and Fallouts

The Firm has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and performs an ongoing analysis of factors including write off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 8.5% as of December 31, 2002 and 8.3% as of December 31, 2003. As of December 31, 2003, no single client has a receivable balance greater than 2.4% of total accounts receivable, and the largest ten clients represent approximately 13.0% of the total accounts receivable balance. The Firm incurred significant write offs of accounts receivable in certain prior years, including $8.1 million in 2001. In 2002, net write-offs were reduced to $1.4 million, and in 2003, there were net write-ons of $0.4 million. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

As described in Note 3 to the Financial Statements, the Firm incurred operating losses for each of the two years ending December, 31, 2002, and, as a result, has significant net operating loss carryforwards (NOLs) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the NOLs will be utilized for tax purposes, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. The Firm had net income during 2003, and portions of the deferred tax assets were recognized by reducing such assets and the related valuation allowances by $2.2 million, instead of providing any 2003 income tax expense other than certain state tax expense for which corresponding state tax carryforwards are not available. The Firm does not believe that this one year of net income, in the context of substantial losses over the preceding two years and the corresponding uncertainty of future operating earnings, justifies changing the conclusion reached at December 31, 2002, which change would have the effect of immediately recognizing substantial income tax benefits. Therefore, provisions of income tax expense, that would otherwise be recorded on any income before taxes will continue to be substantially offset.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with accounting standards first applicable in 2002, when an impairment of $33.8 million was recorded and classified as the cumulative effect of a change in accounting principle. The current year assessment found that no impairment existed at December 31, 2003. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for the Firm are IT, FA, and HLS. Although not required, we may use independent outside experts to assist in performing such valuations. An independent expert valuation was performed in 2002, and management followed a similar methodology to reach its conclusion in 2003. To the extent that economic conditions or the actual business activities and prospects of the Firm are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. The Firm had goodwill of $61.8 million at December 31, 2003 and 2002.

Impairment of Long-Lived Assets

The Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In the Firm’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (not goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at December 31, 2003 of $7.4 million, $0.6 million, and $0.8 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. As further described in Note 4 to the Financial Statements, impairment write-offs were $1.6 million in 2002 and $1.3 million in 2001, related to certain internally developed and purchased software. No such write-offs were recorded in 2003. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management. However, the Firm leases its facilities and most of its equipment, and no internally developed software was capitalized during either 2003 or 2002. Therefore, the relative amounts of such assets subject to this periodic review and estimation process are not expected to increase significantly.

Self-Insurance

The Firm offers employee benefits programs, including workers compensation and health insurance, to eligible employees, for which the Firm is self-insured for a portion of the cost. The Firm retains liability up to $250,000 for each workers compensation claim and up to $150,000 annually for each health insurance claim for which it is not insured. These self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. The Firm believes that its estimation processes are adequate and its estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly judgmental and future results could be materially different.

Revenue Recognition

Net service revenues constitute the largest single item in our Financial Statements, though estimates in regard to revenue recognition are not material in nature. Net service revenues consist of Search fees and Flex billings inclusive of billable expenses, net of credits, discounts and fallouts. The Firm recognizes Flex billings based on the hours worked and reported, together with reimbursable expenses, by placed consultants. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are Search placements that do not complete the applicable contingency period which vary on a contract by contract basis. Contingency periods are typically ninety days or less. The allowance for fallouts is estimated based upon historical activity of Search placements that do not complete the contingency period and expectations of future fallouts, and is included with the allowance for doubtful accounts as a reduction in receivables.

Accrued Commissions

Associates earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. For each associate, the amount of commissions paid as a percentage of revenue or gross profit increases as revenue levels increase. For interim periods, the Firm accrues commissions for actual revenue at a percentage equal to the percentage of total expected commissions payable to total revenue for the entire year. In estimating the percentage of expected commissions payable, the Firm uses factors including anticipated write–offs and the revenue anticipated for each associate. To the extent that these estimates differ from the actual results, commissions accrued could be materially different than commissions paid. Because of the calendar year basis of the plans, this estimation process is more significant at interim quarter ends than it is at calendar year end.

Effects of Recent Accounting Pronouncements

Note 1 to the Financial Statements includes disclosure of recent accounting pronouncements. The effects of SFAS 142 on accounting for goodwill and SFAS 144 on impairment of long-lived assets, both of which were adopted in 2002, are referred to above and in the Financial Statements.

RESULTS OF OPERATIONS

Kforce saw a return to profitability in 2003 despite continuous challenges in the macro-economic environment. As we look forward to 2004, we believe the expected stabilization of the economic outlook will allow for improving trends in the staffing industry and growth opportunities across our business lines in terms of both revenue and profitability. We believe this is particularly true in the Flex component of our revenues, which historically has shown growth during the early stages of an economic recovery. We do not yet foresee accelerated growth in our Search business, though demand appears to have stabilized across all business segments.

We believe that our 2003 results are a validation of the decisions made in 2001 to divest non-core operations and focus our resources on those areas offering the highest potential return. The Flex operations of both the IT and FA business segments showed year-over-year growth. Our HLS business segment had revenue declines, largely as a result of the decline in our Flex Nursing business, despite growth in the segment’s Pharmaceutical business, which is the fastest growing specialty unit in the Firm.

Key components to our success in 2003 were the initiatives undertaken during the last two years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, to be competitive advantages and keys to our future growth and profitability.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated years:

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Revenue by Segment:
IT	45.1%	44.0%	50.3%
FA	24.8	23.7	27.8
HLS	30.1	32.3	21.9

Net service revenues	100.0	100.0	100.0

Revenue by Time:
Flex	93.9	92.7	86.6
Search	6.1	7.3	13.4

Net service revenues	100.0	100.0	100.0

Gross profit	31.1	32.7	38.3
Selling, general, and administrative expenses	28.8	32.8	37.2
Depreciation and amortization	0.9	1.9	2.6
Income (loss) before income taxes and cumulative effect of change in accounting principle	1.1	(2.6)	(2.2)
Net income (loss) before cumulative effect of change in accounting principle	1.0	(2.6)	(1.8)
Net income (loss)	1.0%	(9.2)%	(1.8)%

The following table details net service revenues by service offering for each business segment and percentage changes from the prior year.

(in $000’s)	2003	Increase (Decrease)	2002	Increase (Decrease)	2001
IT
Flex	$216,609	0.4%	$215,731	(27.8)%	$298,771
Search	7,162	(29.4)%	10,140	(68.7)%	32,389

Total IT	$223,771	(0.9)%	$225,871	(31.8)%	$331,160

FA
Flex	$103,630	4.7%	$99,009	(25.3)%	$132,617
Search	19,157	(15.8)%	22,754	(54.7)%	50,273

Total FA	$122,787	0.8%	$121,763	(33.4)%	$182,890

HLS
Flex	$144,972	(10.0)%	$161,168	16.8%	$138,014
Search	4,055	(14.5)%	4,745	(25.3)%	6,353

Total HLS	$149,027	(10.2)%	$165,913	14.9%	$144,367

Total Flex	$465,211	(2.2)%	$475,908	(16.4)%	$569,402
Total Search	30,374	(19.3)%	37,639	(57.7)%	89,015

Total Revenue	$495,585	(3.5)%	$513,547	(22.0)%	$658,417

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing the annual comparisons. This quarterly information is presented only for this purpose.

	2003
(in $000’s, except Billing Days)	Q1	Q2	Q3	Q4
Billing Days	63	64	64	62
Flex Revenue
IT	$53,067	$53,525	$54,402	$55,615
FA	25,932	24,828	25,934	26,936
HLS	36,468	36,845	35,785	35,874

Total Flex	$115,467	$115,198	$116,121	$118,425

Search Revenue
IT	$1,925	$1,918	$1,377	$1,942
FA	5,076	4,965	4,543	4,573
HLS	1,256	1,084	917	798

Total Search	$8,257	$7,967	$6,837	$7,313

Total Revenue
IT	$54,992	$55,443	$55,779	$57,557
FA	31,008	29,793	30,477	31,509
HLS	37,724	37,929	36,702	36,672

Total Revenue	$123,724	$123,165	$122,958	$125,738

IT revenue declined slightly in 2003 from 2002 but actually had slight sequential growth for the last two quarters of 2003. FA revenue was slightly improved in 2003, and like IT, had sequential growth in the last two quarters. Our HLS business segment declined in 2003 largely as a result of declines in Nursing and some decline in Med Records and Scientific specialities. We have taken steps to refocus this business on staffing a greater percentage of higher level assignments, such as registered nurses and nurses on longer term contracts, including developing our program for recruiting foreign nurses. We believe this refocus should provide higher margins and more stability in our Nursing business, which had historically been focused almost entirely on per-diem nursing. The decline in Nursing was partially offset by continued growth in our Pharmaceutical business, which grew 28.5% from 2002 to 2003. We continue to expect strong growth from this business, which had revenues of $52.4 million, $40.8 million and $26.5 million in 2003, 2002, and 2001, respectively.

The sharp reductions in revenue from 2001 to 2002 in IT and FA were primarily the result of the economic recession and resulting decline in both Flex and Search placements made. The net increase in Flex billings for HLS in 2002 is partially attributable to the acquisitions of a Nursing business and a Scientific business in December 2001. These acquisitions contributed an approximate $18.3 million net increase in revenue for 2002.

Flexible Billings. The primary drivers of Flex are the number of hours billed, bill rate per hour and, to a limited degree, the amount of expenses incurred by the Firm that are billable to the client. Generally, a reduction in hours billed relates directly to a deterioration in economic conditions. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel.

Changing market share, coupled with overall changes in opportunities as the result of an economic recovery are the main factors in changes in the number of hours billed. The Firm does not believe that reliable information is available to quantify the effects of these factors. Total hours billed decreased 2.9% to 10.6 million hours in 2003 from 10.9 million hours in 2002, although IT hours billed increased substantially and FA hours billed were essentially flat. We believe the significant decrease of 10.3% in 2002 from 2001 was primarily a result of the decline in economic conditions over that period. Flex hours billed, by segment, were as follows:

(in 000’s)	2003	Increase (Decrease)	2002	Increase (Decrease)	2001
IT	3,722	6.7%	3,488	(19.2)%	4,319
FA	3,647	(0.5)%	3,667	(18.6)%	4,507
HLS	3,241	(14.1)%	3,770	12.6%	3,349

Total Hours Billed	10,610	(2.9)%	10,925	(10.3)%	12,175

Billable expenses increased 6.2% in 2003 to $11.8 million from $11.1 million in 2002 and decreased 10.3% in 2002 from $12.4 million in 2001. The increase in 2003 is attributable primarily to increases in FA and IT segments’ project work. As the economic environment improves, clients’ requests for consultants for longer assignments, which usually involve travel, typically increase. The decrease in 2002 is primarily attributable to a decrease in demand for project type work for the segments. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. Flex billable expenses included in revenue by segment were:

(in $000’s)	2003	Increase (Decrease)	2002	Increase (Decrease)	2001
IT	$2,714	32.1%	$2,055	(43.6)%	$3,643
FA	939	369.1%	200	(53.7)%	433
HLS	8,162	(8.0)%	8,868	6.6%	8,318

Total billable expenses	$11,815	6.2%	$11,123	(10.3)%	$12,394

Search Fees. The decrease in Search fees is primarily attributable to the continued decrease in the number of placements. Total placements decreased 17.4% to 2,646 in 2003 and decreased 54.0% to 3,203 placements in 2002 from 6,962 in 2001. Decreases of 2.3% in 2003 and 7.5% in 2002 in the average placement fee also contributed to the results. We believe these results are primarily attributable to the generally prevailing unfavorable economic conditions. Search activity has continued to be weak. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit decreased 8.3% to $154.0 million in 2003 and decreased 33.5% to $168.0 million in 2002 from $252.4 million in 2001. Gross profit as a percentage of net service revenues decreased to 31.1% in 2003 compared to 32.7% in 2002 and 38.3% in 2001.

The decreases in gross profit are attributable to both decreases in volume, evidenced by decreases in hours billed for Flex and the number of placements for Search, and margin, which is determined by the bill/pay rate differential for Flex and average placement fee for Search. The decrease in gross profit for Flex from 2002 to 2003 was $6.7 million, of which $3.7 million resulted from a decrease in volume and $3.0 million resulted from a decrease in margin. The decrease in Search gross profit from 2002 to 2003 was $7.3 million, comprised of a $6.4 million decrease in volume and a $900,000 decrease in rate. Flex gross profit declined by $33.6 million from 2001 to 2002 as the result of a $14.9 million decrease in volume and $18.7 million as the result of decreases in bill/pay rate differentials. Search gross profit declined by $50.9 million from 2001 to 2002 as the result of a $43.7 million decrease in volume and a $7.2 million decrease in average placement fee.

Changes in total gross profit percentage by segment are as follows:

	2003	Increase (Decrease)	2002	Increase (Decrease)	2001
IT	27.5%	(4.9)%	29.0%	(13.0)%	33.3%
FA	39.6%	(9.2)%	43.6%	(14.4)%	50.9%
HLS	29.3%	(1.6)%	29.8%	(12.1)%	33.9%

Total	31.1%	(5.0)%	32.7%	(14.7)%	38.3%

Because Search revenue is accounted for as 100% gross profit, changes in the amount of search fees as a percent of total revenue can significantly impact the total gross profit percentage. The decrease in gross profit percentage in 2003 and 2002 as compared to 2001, was primarily the result of a decrease in search fees as a percent of total revenue.

Gross profit percentage on Flex, most notably in the FA segment, is negatively impacted by customer pressure to reduce bill rates and our inability to lower consultant pay rates in response to customer pressures. Additionally, payroll taxes, specifically unemployment taxes, have risen in recent years and may continue to rise and negatively impact Flex gross profit. Below is a table detailing Flex gross profit percentage by segment.

	2003	Increase (Decrease)	2002	Increase (Decrease)	2001
IT	25.2%	(1.8)%	25.6%	(1.7)%	26.1%
FA	28.4%	(7.2)%	30.6%	(5.4)%	32.3%
HLS	27.4%	(1.4)%	27.8%	(10.0)%	30.9%

Total	26.6%	(3.0)%	27.4%	(4.5)%	28.7%

Selling, General and Administrative Expenses. SGA expenses were $142.9 million, $168.2 million, and $244.8 million in 2003, 2002 and 2001, respectively, decreasing by 15.0% during 2003 and 31.3% during 2002. SGA expenses as a percentage of net service revenues decreased to 28.8% in 2003 and 32.8% in 2002 compared to 37.2% for 2001.

The Firm has substantially restructured both its field and back office operations over the past two years. We believe that these changes not only have had a significant impact on reductions in SGA expenses in 2003 and 2002, but also should allow us to maintain a relatively low level of SGA as a percentage of revenue, as revenues increase. Some of the activities completed over the past two years as a result of restructuring include: (1) the roll-out of a methodology in our field operations to ensure a consistent, disciplined process in the marketing, recruiting and delivery activities; (2) the centralization at headquarters of the primary processing activities such as billing, time entry, credit and collections; (3) the restructuring of compensation plans to more closely align with performance; and (4) the restructuring and consolidation of technology infrastructure, including a new data center host, at significantly more attractive terms. As a result of increased efficiencies achieved by these actions, we believe the back office and other support service costs will increase at a lower rate than our revenues and profit in a growing environment. Additional systems initiatives are being undertaken in 2004 to further automate and integrate processing and support activities, which are expected to make them more efficient to scale, while also enhancing exceptional customer service capabilities. For example, we are acquiring new front-end (“CRM”), time-entry and request for proposal (“RFP”) systems that should be implemented by the end of 2004.

Total commissions, compensation, payroll taxes, and benefits costs were $100.7 million, $105.9 million and $160.1 million in 2003, 2002 and 2001, respectively, which represented 70.4%, 63.0%, and 65.4% of total SGA in 2003, 2002, and 2001, respectively. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with the Firm’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven by revenue and gross profit levels and associate productivity.

In addition to those activities undertaken to improve efficiencies, the Firm has managed its accounts receivable to minimize write-offs. The Firm’s ability to sustain minimum write-offs and maintain DSO at low levels has contributed to its reduction in SGA by reducing bad debt expense to ($394,000) in 2003, and $1.4 million in 2002 from $8.1 million in 2001, even as an appropriate reserve for doubtful accounts has been maintained.

In January 2002, the Firm issued 223,800 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five year period with an acceleration clause if certain Kforce common stock price thresholds are met. During 2003 and 2002, $221,000 and $212,000, respectively, were charged to compensation expense for the straight-line amortization of vesting over the five year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because the Firm had been amortizing the value of such restricted stock on a straight line basis over the five year period, and the stock price threshold was not met on or prior to December 31, 2003, the Firm is required to record the unamortized balance of $673,000 as compensation expense in the period when the stock price threshold is achieved, which will be in the first quarter of 2004.

Depreciation and Amortization. Depreciation and amortization expenses were $4.4 million, $9.6 million and $17.3 million in 2003, 2002 and 2001, respectively, representing 54.2% and 44.4% decreases during 2003 and 2002, respectively. Depreciation and amortization expense as a percentage of net service revenue decreased to 0.9% in 2003 from 1.9% for 2002 and 2.6% for 2001. Decreases by category of expense, by year, are as follows:

(in $000’s)	2003 Expense	Percent Increase (Decrease)	2002 Expense	Percent Increase (Decrease)	2001 Expense
Fixed asset depreciation	$2,641	(47.8)%	$5,025	(42.3)%	$8,767
Capital software amortization	976	(70.8)%	3,347	(20.4)%	4,203
Goodwill amortization	—	—	—	—	4,155
Other amortization	754	(40.0)%	1,257	528.5%	200

Total depreciation and amortization	$4,371	(54.6)%	$9,629	(44.4)%	$17,325

The decrease in expense in 2003 as compared to 2002 and 2001 is primarily due to reductions in software additions capitalized in recent years, the decrease in the amount of owned assets and reductions in debt related amortization. Capitalized software amortization expense has also decreased due to write-offs of obsolete software in 2002. The amount of owned assets has decreased as the result of headcount reductions and the leasing of almost all new technology equipment. Such leases are operating leases, which payments are included in SGA expenses on the statement of operations. The purchases and implementation of the new CRM, time-entry, and RFP software mentioned above, will lead to increases in software amortization in future years. We believe the implementation of this software will enhance efficiency and productivity.

An additional decrease in amortization expense in 2002, as compared to 2001, was due to the discontinuation of the amortization of goodwill in accordance with SFAS 142, which the Firm implemented as of January 1, 2002.

Other Expense. Other expense was $1.2 million in 2003, $3.2 million in 2002 and $4.5 million in 2001. The decrease in other expense from 2001 to 2002 is primarily from the reduction in interest expense to $2.2 million in 2002 from $3.6 million in 2001 due to the reduction in debt outstanding and reductions in the effective interest rate under our Credit Facility. The 2002 to 2003 reduction was primarily from an additional $0.5 million reduction in net interest expense, and a $1.0 million reduction in loss on disposal of assets related to the overall lower level of owned fixed assets and a decrease in disposals related to office consolidations. The interest rate reductions are derived primarily from the reduction in the one month LIBOR rate which is used as the base rate in the credit facility. The average LIBOR rates in 2003, 2002 and 2001 were 1.20%, 1.76% and 3.72%, respectively. Other expense is offset by miscellaneous income of $0.6 million in 2003 consisting primarily of legal and financial settlements and by miscellaneous income of $0.6 million in 2001 consisting of interest income on employee receivables.

Income (Loss) Before Income Taxes and Accounting Change. The income (loss) before income taxes and cumulative effect of change in accounting principle of $5.5 million in 2003, $(13.1) million in 2002 and $(14.2) million in 2001, is primarily the result of changes in net service revenues and gross margin and reduced SGA and other expenses discussed above.

Income Taxes. The income tax provision for 2003 and 2002 was $0.4 million and $0.1 million respectively, and the income tax benefit for 2001 was $2.1 million. The effective tax provision rate for 2003 and 2002 was 6.4% and 0.2%, respectively, and the effective tax benefit rate was 14.7% in 2001. The 2003 effective tax rate of 6.4% is due to the recording of state income tax expense for which no corresponding state tax carryforwards are available. The 2002 effective tax rate of 0.2% was the net result of establishing of a valuation allowance against the deferred tax benefit of 2002 federal and state net operating losses. The income tax benefit in 2001 was due to the net operating losses for those years.

Cumulative Effect of Change in Accounting Principle. The Firm adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to be tested for impairment on an annual basis. As a result of this impairment test, the Firm recorded an impairment of approximately $33.8 million, consisting of $11.1 million and $22.7 million for the Human Resources and IT units, respectively, which is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Conditions contributing to the goodwill impairment were negative industry and economic trends which lowered profits and cash flows over the 18 months preceding the recognition of the impairments.

Net Income/Loss. Net income was $5.1 million in 2003 compared to net losses of $47.0 million in 2002 and $12.1 million for 2001, resulting from the net effects of those items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations through cash generated by operating activities and available from revolving credit facilities. As highlighted in the Statements of Cash Flows, the Firm’s liquidity and available capital resources are impacted by four key components: existing cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $13.7 million at the end of 2003, an increase of $12.6 million from the $1.1 million at year-end 2002 and $13.4 million more than the $0.3 million at year-end 2001. As further described below, during 2003, the Firm generated $13.0 million of cash from operating activities, used $1.0 million of cash in investing activities and generated $0.7 million in financing activities.

Operating Activities

During 2003, cash flow provided by operations was approximately $13.0 million, resulting primarily from net income and non-cash adjustments for depreciation and amortization.

The Firm’s gross accounts receivable were $67.9 million at the end of 2003, which was a $1.0 million decrease from $68.9 million at the end of 2002. If the Firm experiences growth in revenue in 2004, we expect to need to fund increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At December 31, 2003, the Firm had $28.5 million in positive working capital in addition to its $13.7 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 2.1 at the end of 2003 compared to 1.9 at the end of 2002.

Investing Activities

During 2003, cash flow used in investing activities was approximately $1.0 million, resulting primarily from approximately $(0.2) million in proceeds from sale of assets offset by $1.3 million in capital expenditures, consisting primarily of computer hardware and software. The Firm expects capital expenditures to increase in 2004, primarily as the result of plans to purchase and implement new CRM, time-entry, RFP and possibly other software. Anticipated capital expenditures in 2004 are currently expected to be in the $3 million to $4 million range and the Firm believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures necessary to operate the business.

Financing Activities

For the year 2003, cash flow provided by financing activities was approximately $0.7 million, resulting primarily from the exercise of stock options.

The Firm periodically issues restricted stock as part of compensation plans for certain members of corporate and field management. Details regarding these issuances can be found in Note 11 to the Financial Statements.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of four banks led by Bank of America (“the Credit Facility”) was $22.0 million at the end of 2003 and 2002.

The Credit Facility, which was amended on December 6, 2002 and terminates November 3, 2005, provides for maximum revolving credit of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. Pricing was fixed for one year at LIBOR plus 2.25%, until December 6, 2003, after which pricing changes quarterly based on the previous four quarters’ performance. The terms of the Credit Facility also include certain financial covenants to which the Firm is subject, including a requirement to maintain at least $10 million of borrowing availability. In addition, should the amount available to be borrowed be less than $15 million but greater than $10 million, the Firm must attain certain EBITDA targets as follows:

Period Ending	EBITDA
The four (4) fiscal quarters ending December 31, 2003	$9.0 million
The four (4) fiscal quarters ending March 31, 2004	$10.0 million
The four (4) fiscal quarters ending June 30, 2004	$11.5 million
The four (4) fiscal quarters ending September 30, 2004	$12.5 million
The four (4) fiscal quarters ending December 31, 2004	$15.5 million
The four (4) fiscal quarters ending March 31, 2005	$16.0 million
The four (4) fiscal quarters ending June 30, 2005	$17.0 million
The four (4) fiscal quarters ending September 30, 2005	$18.0 million

Our borrowings as of March 9, 2004 and December 31, 2003 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants, which increased during the prior periods and are shown to do so in future periods. In addition to the $22 million outstanding, the amounts available under the Credit Facility as of December 31, 2003, and March 9, 2004 were $15.2 million and $25.4 million, respectively. The amounts available without triggering the debt covenants as of December 31, 2003 and March 9, 2004 were approximately $10.2 million and $20.4 million, respectively.

The Credit Facility contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions.

Our board of directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of December 31, 2003, we had repurchased approximately 19.2 million shares for $104.5 million; therefore, approximately $10.5 million was available under the current board authorization and $25.0 million was available under the current Credit Facility limitations, as of both December 31, 2003 and March 9, 2004. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

In March, April and May of 2003, we entered into four fixed interest rate swap contracts for a total notional amount of $22 million expiring in March and May of 2005. The contracts, which have been classified as cash flow hedges pursuant to SFAS 133, as amended, effectively convert all of the $22 million of our outstanding debt under the Credit Facility to a fixed rate basis at an annual rate of LIBOR plus an average of 2.25%, thus reducing the impact of interest rate changes on future income.

Contractual Obligations and Commercial Commitments

Summarized below are the Firm’s obligations and commitments to make future payments under lease agreements and debt obligations as of December 31, 2003:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$50,896	$12,287	$12,038	$5,820	$20,751
Long-term borrowings	22,000	—	22,000	—	—
CRM software	900	900	—	—	—

Total	$73,796	$13,187	$34,038	$5,820	$20,751

Long-term borrowings represent the amount outstanding on our Credit Facility and bear interest at a fixed rate of approximately 5.0% as the result of the hedges described above. At this level of $22 million of debt and this effective rate of 5.0%, for a period of one year, interest expense would be approximately $1.1 million.

The Firm provides letters of credit to certain vendors in lieu of cash deposits. The Firm currently has letters of credit totaling $3,157 outstanding for facility lease deposits, workers compensation and property insurance obligations.

The Firm committed to purchase CRM software totaling $900,000 as of December 31, 2003 and made a deposit of $525,000 on this software in January 2004.

The Firm has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility will be adequate to meet the capital expenditure and the working capital requirements of current operations for at least the next twelve months. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, (i) if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) we will be able to meet the financial covenants contained in the Credit Facility in order to obtain the additional $5 million of capacity. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions, including the acquisition of Hall Kinion, and possible additional stock repurchases.

Acquisitions and Divestitures

The Firm made several acquisitions and divestitures in 2001 and 2002 which are discussed in Note 6 to the Financial Statements. In addition, we have executed an Agreement and Plan of Merger with Hall Kinion as discussed below.

Although we expect increases in net service revenues as a result of each acquisition and expect such acquisitions to be accretive, we are unable to predict that there will be any pattern related to costs as a percentage of net service revenues.

Hall Kinion & Associates, Inc.

In the fourth quarter of 2003, the Firm executed the Merger Agreement with Hall Kinion. Under the terms of the agreement, the proposed merger would be accomplished through a stock-for-stock exchange. Under the current terms of the agreement, the Kforce stock to be issued in the proposed merger is estimated between $54.6 million and $74.5 million depending upon the average price of the Firm’s common stock for the 15 trading days ending on and including the third trading day prior to the closing date. As a result of a completion of the proposed merger, the Firm would have cash obligations due at the time of closing of approximately $10.5 million, plus the payoff of all obligations under Hall Kinion’s Credit Facility. The Firm’s borrowing capacity would be increased by eligible receivables acquired. The Firm would have more than sufficient available cash and borrowing capacity under its Credit Facility to complete this transaction.

Kforce has notified Hall Kinion that it believes certain conditions exist or will exist that have or will have a material adverse effect on Hall Kinion. Hall Kinion has informed Kforce that it disagrees with Kforce’s position, has suspended Kforce’s access to its personnel and has requested that Kforce’s board of directors confirm its intention to recommend the proposed transaction to the Kforce shareholders. At a March 10, 2004 special meeting of Kforce’s board of directors concerning the transaction, the board considered Hall Kinion’s request, but did not reconfirm its intention to recommend the proposed merger to Kforce shareholders. Accordingly, Kforce believes that there is a great deal of uncertainty relating to the proposed merger and that there can be no assurance that it will be consummated. If a merger does proceed, the terms may be substantially revised.

Kforce has incurred costs associated with this potential transaction that would be included in the purchase price if a merger were to occur. Capitalized costs amounted to approximately $1.5 million at December 31, 2003, and together with such costs incurred during the first quarter, may exceed $2.5 million. Costs that otherwise would have been includable in the purchase price, would be charged to expense in the quarter during which it is determined that a merger is not likely to proceed, if such determination is made. Additionally, as expected, integration planning expenses are being incurred in the first quarter that, together with the potential write-offs described above, could result in aggregate merger-related charges exceeding $3.5 million.

Income Tax Audits

We were audited by the U.S. Internal Revenue Service in 2002 for our tax years ending December 31, 1999 and 1998. The audit was concluded with no adverse findings or assessments by the Internal Revenue Service.

We are also periodically subject to state and other local income tax audits for various tax years. During 2003, income tax audits for the states of New York and Connecticut were concluded with no material adverse assessments. At December 31, 2003, the only ongoing audit for which no final determination has been made was being conducted by Commonwealth of Massachusetts. As of March 9, 2003, we do not believe the resolution of the Massachusetts audit will have a material adverse impact on our operations or financial condition.

Registration Statement on Form S-3

On May 24, 2002, the Firm filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity and financial instruments for the financing of various corporate activities to potentially include funding for acquisitions and other business expansion opportunities, as well as compensation arrangements. Such filings are referred to as “Shelf Registrations”. No issuance of securities has been made under this registration statement as of December 31, 2003. The Shelf Registration was not used for the shares to be issued in connection with the Hall Kinion merger because Shelf Registrations on Form S-3 are not available for the registration of securities issued in business combination transactions. There is no assurance that the existence of the Shelf Registration will assist the Firm in registering its securities in connection with future efforts to raise capital or for other purposes.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Firm is exposed to a variety of risks, including changes in interest rates on borrowings. As of March 9, 2004, the notional value of outstanding interest rate swap agreements of $22 million is equal to the amount outstanding under the Credit Facility. Therefore, changes in interest rates will currently not affect the Firm’s interest expense. The Firm does not engage in trading market risk sensitive instruments for speculative purposes. The Firm believes that effects on it of changes in interest rates are limited and would not have a material impact on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the report of Deloitte & Touche LLP, our independent auditors, are set forth on the pages indicated in Item 15 and are incorporated into this item by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

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

CEO and CFO Certifications

Exhibits 99.1 and 99.2 are the Certifications of the CEO and the CFO, respectively. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF KFORCE

The information required by Item 10 relating to our executive officers and directors is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholders.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 relating to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The consolidated financial statements, and related notes thereto, of Kforce with the independent auditors’ report thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 34 of this report.

2. Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 34 of this report. The independent auditors’ report as presented on page 35 of this report applies to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of Kforce.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. See Item 15(c) below.

(b)	Reports on Form 8-K.

On October 29, 2003 we filed a Current Report on Form 8-K in which we disclosed under Items 7 and 12 a press release announcing results for the third quarter of 2003 and the appointment of the Chief Financial Officer.

On December 3, 2003, we filed a Current Report on Form 8-K, in which we disclosed under Item 7 a press release announcing the agreement and plan of merger with Hall, Kinion & Associates, Inc. and a press release commenting on revenue and earnings per share for the fourth quarter of 2003.

(c)	Exhibits. The exhibits listed on the Exhibits Index are filed as part of, or incorporated by reference into, this report.

(d)	Consolidated Financial Statement Schedules. See Item 15(a) above.

KFORCE INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Kforce Inc.:

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (the “Firm”) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the accompanying consolidated financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Firm’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Firm as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Firm changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets.

Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 11, 2004

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2003	2002
ASSETS

Current Assets:
Cash and cash equivalents	$13,715	$1,053
Trade receivables, net of allowance for doubtful accounts and fallouts of $5,624 and $5,827, respectively	62,274	63,092
Income tax refund receivable	—	809
Prepaid expenses and other current assets	3,055	3,838

Total current assets	79,044	68,792
Fixed assets, net	7,422	9,605
Other assets, net	12,053	11,240
Goodwill	61,798	61,798

Total assets	$160,317	$151,435

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and other accrued liabilities	$12,949	$14,861
Accrued payroll costs	20,523	19,282
Bank overdrafts	3,389	2,523

Total current liabilities	36,861	36,666
Long-term debt	22,000	22,000
Other long-term liabilities	10,051	7,923

Total liabilities	68,912	66,589

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 48,903 and 48,544 issued, respectively	489	485
Additional paid-in capital	197,660	196,510
Deferred compensation stock obligation	—	(742)
Unamortized stock based compensation	(863)	(894)
Accumulated other comprehensive loss	(151)	(305)
Accumulated deficit	(7,638)	(12,756)
Less reacquired shares at cost; 18,350 and 18,286 shares, respectively	(98,092)	(97,452)

Total stockholders’ equity	91,405	84,846

Total liabilities and stockholders’ equity	$160,317	$151,435

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Net service revenues	$495,585	$513,547	$658,417
Direct costs of services	341,617	345,585	406,017

Gross profit	153,968	167,962	252,400
Selling, general and administrative expenses	142,915	168,233	244,792
Depreciation and amortization	4,371	9,629	17,325

Income (loss) from operations	6,682	(9,900)	(9,717)
Other expense (income):
Interest income	(84)	(137)	(296)
Interest expense	1,703	2,200	3,577
Other (income) expense, net	(405)	1,143	1,179

Income (loss) before income taxes and cumulative effect of change in accounting principle	5,468	(13,106)	(14,177)
(Provision) benefit for income taxes	(350)	(102)	2,089

Net income (loss) before cumulative effect of change in accounting principle	5,118	(13,208)	(12,088)

Cumulative effect of change in accounting principle	—	(33,823)	—

Net income (loss)	5,118	(47,031)	(12,088)
Other comprehensive income (loss):
Foreign currency translation	—	223	44
Cash flow hedges, net of taxes	154	68	(373)

Comprehensive income (loss)	$5,272	$(46,740)	$(12,417)

Earnings (loss) per share before cumulative effect of change in accounting principle - Basic	$0.17	$(0.42)	$(0.38)

Earnings(loss) per share - Basic	$0.17	$(1.49)	$(0.38)

Weighted average shares outstanding - Basic	30,514	31,577	31,711

Earnings (loss) per share before cumulative effect of change in accounting principle - Diluted	$0.16	$(0.42)	$(0.38)

Earnings (loss) per share - Diluted	$0.16	$(1.49)	$(0.38)

Weighted average shares outstanding - Diluted	31,231	31,577	31,711

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(IN THOUSANDS)

	2003	2002	2001
Common stock - shares:
Shares at beginning of period	48,544	48,264	46,959
Exercise of stock options	193	77	63
Stock issued for business acquired	—	202	1,242
Issuance of restricted stock	166	1	—

Shares at end of period	48,903	48,544	48,264

Common stock - par value:
Balance at beginning of period	$485	$483	$470
Exercise of stock options	2	—	1
Stock issued for business acquired	—	2	12
Issuance of restricted stock	2	—	—

Balance at end of period	$489	$485	$483

Additional paid in capital:
Balance at beginning of period	$196,510	$195,177	$191,007
Exercise of stock options	872	262	205
Disqualifying dispositions	—	34	4
401K matching contribution	—	—	(502)
Deferred compensation plan transactions	228	(28)	(572)
Employee stock purchase plan	(297)	(39)	(2,076)
Stock issued for business acquired	—	(2)	6,288
Issuance of restricted stock	347	1,106	823

Balance at end of period	$197,660	$196,510	$195,177

Deferred compensation stock obligation:
Balance at beginning of period	$(742)	$(1,765)	$—
Change in obligation	742	1,023	(1,765)

Balance at end of period	$—	$(742)	$(1,765)

Unamortized stock based compensation:
Balance at beginning of period	$(894)	$—	$—
Issuance of restricted stock, net	(326)	(1,106)	—
Amortization of stock based compensation	357	212	—

Balance at end of period	$(863)	$(894)	$—

Accumulated other comprehensive loss:
Balance at beginning of period	$(305)	$(596)	$(267)
Foreign currency translation adjustment	—	223	44
Change in fair value of cash flow hedges, net of taxes	(151)	40	(373)
Amortization of hedged interest	305	28	—

Balance at end of period	$(151)	$(305)	$(596)

(Accumulated Deficit) retained earnings:
Balance at beginning of period	$(12,756)	$34,275	$46,363
Net income (loss)	5,118	(47,031)	(12,088)

Balance at end of period	$(7,638)	$(12,756)	$34,275

Treasury stock - shares:
Shares at beginning of period	18,286	16,524	14,802
401K matching contribution	—	—	(242)
Deferred compensation plan transactions	177	105	(286)
Employee stock purchase plan	(162)	(162)	(699)
Repurchase of common stock	49	1,819	2,949

Shares at end of period	18,350	18,286	16,524

Treasury stock - cost:
Balance at beginning of period	$(97,452)	$(90,530)	$(82,536)
401K matching contribution	—	—	1,349
Deferred compensation plan transactions	(1,357)	(575)	1,361
Employee stock purchase plan	863	888	3,881
Repurchase of common stock	(146)	(7,235)	(14,585)

Balance at end of period	$(98,092)	$(97,452)	$(90,530)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$5,118	$(47,031)	$(12,088)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,371	9,629	17,325
(Recovery of) provision for bad debts and fallouts on accounts and notes receivable	(394)	1,430	10,059
Deferred income tax benefit, net	—	363	239
Restricted stock grant	—	—	823
Amortization of stock based compensation	380	212	—
(Gain) loss on cash surrender value of company-owned life insurance policies	(1,469)	1,758	2,551
Deferred compensation expenses (reduction)	1,226	(1,531)	(1,579)
Amortization of hedged interest	305	46	—
Loss on asset sales/disposals	74	1,078	1,442
Loss on recognition of currency translation	—	223	—
Loss on asset impairment	—	1,608	1,273
Loss on impairment of goodwill	—	33,823	—
Loss on sale of training business	—	—	4,608
Gain on sale of legal staffing business	—	—	(537)
(Increase) decrease in operating assets:
Trade and notes receivables, net	1,212	6,611	46,388
Prepaid expenses and other current assets	783	1,118	(2,017)
Income tax receivable	551	9,899	(4,984)
Other assets, net	(560)	(1,109)	(4,253)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(2,056)	555	(4,356)
Accrued payroll costs	2,209	(1,069)	(14,100)
Bank overdrafts	867	(4,451)	(1,109)
Income tax payable	—	292	(2,136)
Other long-term liabilities	364	1,390	3,350

Cash provided by operating activities	12,981	14,844	40,899

Cash flows from investing activities:
Capital expenditures	(1,255)	(596)	(6,372)
Acquisitions, net	—	—	(3,524)
Payments on notes receivable from related parties	—	666	54
Cash proceeds from sale of assets	208	—	—

Cash (used in) provided by investing activities	(1,047)	70	(9,842)

Cash flows from financing activities:
Repayments on bank line of credit	—	(6,185)	(16,815)
Payment of hedge interest	—	(554)	—
Repayment of notes acquired in acquisition, net of cash acquired	—	—	(1,517)
Loan origination fees	—	(404)	—
Proceeds from exercise of stock options	874	262	206
Repurchases of common stock	(146)	(7,235)	(14,585)

Cash provided by (used in) financing activities	728	(14,116)	(32,711)

Change in cash and cash equivalents	12,662	798	(1,654)
Currency translation adjustment	—	—	44

Cash and cash equivalents at beginning of year	1,053	255	1,865

Cash and cash equivalents at end of year	$13,715	$1,053	$255

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Kforce Inc. and subsidiaries (the “Firm”) is a provider of professional staffing services in 62 locations in 45 markets in the United States. The Firm provides its customers staffing services in the following specialties: Information Technology, Finance and Accounting, and Health and Life Sciences. The Firm provides flexible staffing services on both a temporary and contract basis and provides search services on both a contingency and retained basis. The Firm serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “the Firm,” “the Company,” “Kforce,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. All material intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATION

Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation. Common stock of the Firm held by employees in the deferred compensation plan at December 31, 2002, has been reclassified from other assets to deferred compensation stock obligation in the Consolidated Balance Sheet.

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

CASH AND CASH EQUIVALENTS

The Firm classifies all highly liquid investments with an initial maturity of three months or less as cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND FALLOUTS

The Firm has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of potential future write offs. The Firm performs ongoing analyses of factors including recent write off trends, changes in economic conditions, and concentration of accounts receivables among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 8.3% as of December 31, 2003 and 8.5% as of December 31, 2002. No single client has a receivable balance greater than 2.4% of the total accounts receivable and the top ten clients represent approximately 13.0% of the total accounts receivable balance.

FIXED ASSETS

Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which range from three to fifteen years.

INCOME TAXES

The Firm accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Firm, using available market information and appropriate valuation methodologies, has determined the estimated fair value of financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of the Firm’s financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.

GOODWILL AND ACQUISITION INTANGIBLES

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Firm discontinued the amortization of goodwill effective January 1, 2002. At December 31, 2003 and 2002, goodwill, net of accumulated amortization, was $61,798. Goodwill was $36,690, $12,579 and $12,529 for the Information Technology, Finance and Accounting and Health and Life Sciences reporting units, respectively, at December 2003 and 2002. Goodwill amortization expense was $4,155 for the year ended December 31, 2001. Due to a change in allocation of the purchase price for the acquisitions made in December 2001 a reduction in the gross carrying value of goodwill of $183 was made in 2002. As a result of the impairment test required by SFAS 142, the Firm recorded an impairment charge of $33,800, consisting of $11,100 and $22,700 for the Human Resources and Information Technology units, respectively. The impairment charge is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002.

Acquisition purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for the Firm as of January 1, 2002, the Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

CAPITALIZED SOFTWARE

The Firm purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. The Firm accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software (typically three years) using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. The Firm did not incur or capitalize any internally developed software costs during 2003 or 2002.

DEFERRED LOAN COSTS

Costs incurred to secure the Firm’s Credit Facility were capitalized and are being amortized over the terms of the related agreements using the straight-line method, which approximates the interest method.

COMMISSIONS

Associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. The amount of commissions paid as a percentage of revenue or gross profit increases as volume increases. The Firm accrues commissions for actual revenue or gross profit at a percentage equal to the percent of total expected commissions payable to total revenue and gross profit for the year.

STOCK BASED COMPENSATION

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Firm continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Firm had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation. As of December 31, 2003, the Firm had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. The Firm applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Had compensation cost for the Firm’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, as amended, the Firm’s net income (loss) and earnings (loss) per share would have been as follows:

	Pro Forma
	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Net income (loss):
As reported	$5,118	$(47,031)	$(12,088)
Compensation expense per SFAS 123	(3,061)	(6,465)	(11,984)
Tax benefit, pro forma	—	—	1,724

Pro forma net income (loss)	$2,057	$(53,496)	$(22,348)

Earnings (loss) per share:
Basic:
As reported	$0.17	$(1.49)	$(0.38)
Pro forma	$0.07	$(1.69)	$(0.71)
Diluted:
As reported	$0.16	$(1.49)	$(0.38)
Pro forma	$0.07	$(1.69)	$(0.71)

The Firm has not included any tax benefit associated with the compensation expense per SFAS 123, for 2003 and 2002, because any tax benefit would be eliminated through the recording of a valuation allowance for those years. For purposes of determining the compensation expense per SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: Dividend yield of 0.0% for all three periods; risk-free interest rates of 3.4% for options granted during 2003, 3.0% for options granted during 2002, and 5.05% for options granted during 2001; a weighted average expected option term of 4.7 years for 2003, 5.7 years for 2002, and 5.8 years for 2001; and a volatility factor of 50% for 2003, 2002 and 2001.

SELF-INSURANCE

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

Revenues received as reimbursements of billable expenses are reported gross within revenue in accordance with Emerging Issues Task Force, Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments, which arose primarily from activities of the Firm’s former Canadian operations (Note 6), and unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Results of foreign operations are translated using the weighted average exchange rates during the period, while assets and liabilities are translated into U.S. dollars using current or historical rates at the end of the period depending upon the related assets. Resulting foreign currency translation adjustments are recorded in other comprehensive income (loss).

ACCOUNTING FOR DERIVATIVES

Effective for the Firm as of January 1, 2001, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Firm’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The Firm does not enter into or hold derivatives for trading or speculative purposes. The fair value of the Firm’s interest rate swaps agreements is based on dealer quotes. In the unlikely event that the counterparty fails to perform under the contract, the Firm bears the credit risk that payments due to the Firm, if applicable, may not be collected.

EARNINGS PER SHARE

Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants.

Options to purchase 3,421, 4,346 and 6,181 shares of common stock and 166, 205 and 194 shares of restricted stock were not included in the computations of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively, because these options and restricted stock shares were anti-dilutive. The dilutive effect of options to purchase 2,764 of common stock and 404 shares of restricted stock are included in the computation of diluted earnings per share for the year ended December 31, 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following recently issued accounting pronouncements were effective for the Firm beginning January 1, 2003, and management has determined that the adoption of these standards had no impact on the Firm’s consolidated financial statements.

•	SFAS 143, “Accounting for Asset Retirement Obligations”, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred.

•	SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”, rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS 13, “Accounting for Leases”, eliminating an inconsistency between certain sale-leaseback transactions.

•	SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.

•	Financial Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities”, clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires a company to consolidate the variable interest entities financial statements with its own.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires enhanced and additional disclosures of guarantees in financial statements for periods ending after December 15, 2002. The Firm has not entered into any guarantees that would require recognition or disclosure.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is to be applied prospectively to contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. Adopting this statement did not have a material impact on the consolidated financial statements of the Firm.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Certain Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adopting this statement did not have a material impact on the consolidated financial statements of the Firm.

2. FIXED ASSETS

Major classifications of fixed assets and related asset lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2003	2002
Land		$1,310	$1,310
Furniture and equipment	5-7 years	10,453	10,942
Computer equipment	3-5 years	3,374	3,682
Leasehold improvements	3-15 years	4,698	5,147

		19,835	21,081
Less accumulated depreciation		12,413	11,476

		$7,422	$9,605

The Firm purchased fixed assets totaling $740 and $372 during 2003 and 2002, respectively. Depreciation expense during 2003, 2002 and 2001 was $2,640, $5,024 and $8,767, respectively. The Firm recognized losses on the sale or disposal of assets of $74, $1,078 and $1,442 for the years ended 2003, 2002 and 2001, respectively.

Land consists of a parcel of property adjacent to the site of the corporate headquarters building.

3. INCOME TAXES

The (provision) benefit for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Current:
Federal	$—	$—	$2,733
State	(350)	261	(405)
Deferred	(2,200)	23,914	(239)
(Increase) decrease in valuation allowance	2,200	(24,277)	—

	$(350)	$(102)	$2,089

The (provision) benefit for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax effect	(6.4)	3.0	2.9
Non-deductible items	—	12.5	(20.8)
Goodwill amortization	—	—	(2.4)
Deferred tax asset valuation allowance	35.0	(50.7)	—

Effective tax rate	(6.4)%	(.2)%	14.7%

Nondeductible items consist of Internal Revenue Service (“IRS”) audit adjustments and the portion of meals and entertainment expenses not deductible.

Deferred income tax assets and liabilities, which are fully offset by the allowance and are therefore not shown on the consolidated balance sheets, are comprised of the following:

	YEARS ENDED DECEMBER 31,
	2003	2002
Deferred taxes, current:
Assets
Allowance for bad debts	$2,329	$2,304
Accrued liabilities	1,123	1,198

	3,452	3,502
Valuation allowance	(3,452)	(3,502)

Net current deferred tax asset	$—	$—

Deferred taxes, non-current:
Assets
Deferred compensation	$3,443	$4,438
Federal net operating loss carry-forward	13,416	13,392
State net operating loss carry-forward	4,049	4,087
Other	242	500

	21,150	22,417
Liabilities
Depreciation and amortization	(2,525)	(1,642)

Deferred tax asset, net of deferred tax liabilities–non-current	18,625	20,775

Valuation allowance	(18,625)	(20,775)

Net non-current deferred tax asset	$—	$—

In 2002, the Firm carried back $19,502 of 2001 federal net operating losses to earlier years for a refund of federal taxes paid of $6,582. At December 31, 2003, the Firm had federal net operating loss carryfowards of approximately $38,000 related to a net operating loss in 2002, which expire in 2022. Further, the Firm has approximately $59,000 of state tax net operating losses at December 31, 2003, which will be carried forward to be offset against future state taxable income. The state tax net operating loss carryforwards expire in varying amounts through 2022.

The Firm’s prior year losses have resulted in net operating loss carryforwards for which the Firm recorded deferred tax assets. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. As a result of operating losses for each of the two years ended December 31, 2002, the Firm has recorded valuation allowances to offset the entire amounts of its current and non-current deferred tax assets.

In 2003, the deferred income tax provision of $2,200 was fully offset by the net operating loss carryforwards and, therefore, by adjustments to the valuation allowances. The provision of $350 relates to state income tax expense for which corresponding state carryforwards are not available.

The Firm completed a U.S. Internal Revenue Service audit in 2002 for its tax years ended December 31, 1999 and 1998. The audit was concluded with no adverse findings or assessments by the IRS. The Firm is also periodically subject to state and other local income tax audits for various tax years. At December 31, 2003, the only ongoing audit for which no final determination has been made is the Commonwealth of Massachusetts. During 2003, income tax audits for the states of New York and Connecticut were concluded with no material adverse assessments.

4. OTHER ASSETS

	DECEMBER 31,
	2003	2002
Cash surrender value of life insurance policies	$7,238	$6,559
Capitalized software, net of amortization	644	1,105
Prepaid rent - headquarters, net of amortization	1,294	1,405
Intangible assets from acquisitions, net of amortization	804	1,223
Deferred merger and acquisition costs	1,459	—
Deferred loan cost, net of amortization	614	948

	$12,053	$11,240

Cash surrender value of life insurance policies relates to policies maintained by the Firm that could be used to fund obligations under the Deferred Compensation Plan (Note 9).

The Firm purchased capitalized software for $515 and $255 during 2003 and 2002, respectively. Accumulated amortization on capitalized software was $2,332 and $2,133, as of December 31, 2003 and 2002, respectively. Amortization expense on capitalized software during 2003, 2002 and 2001, was $976, $3,347 and $4,203, respectively.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. During the year ended December 31, 2003, it was determined that there were no impairments for the year. During the year ended December 31, 2002, the Firm reviewed its customer relationship management (CRM) software and other software which the Firm had purchased but not implemented. Based on this review, it was determined that a significant redesign of the CRM software was needed, that the current value of the CRM software was impaired and that, based on the Firm’s current revenue base, certain purchased software would not be implemented by the Firm. Impairment losses of $1,608 relating to the reviews were recognized by the Firm for the year ended December 31, 2002. For the year ended December 31, 2001, the Firm recognized losses of $1,273 relating to the write off of capitalized software due to a change in the extent to which a portion of the software was being used. The impairment losses are recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

As part of the agreement with the landlord of the new headquarters, the Firm was required to prepay lease costs relating to building upgrades above a base amount. This amount is being amortized over the 15 year term of the lease.

Accumulated amortization on intangible assets from acquisitions was $873 and $454 as of December 31, 2003 and 2002, respectively. Amortization expense on intangible assets from acquisitions for 2003, 2002 and 2001, was $419, $579 and $63, respectively. Amortization expense on the existing intangible assets from acquisitions is anticipated to be $419 and $384 in 2004 and 2005, respectively.

Deferred merger and acquisition costs of $1,459 have been capitalized in connection with the Firm’s Plan of Merger with Hall, Kinion & Associates, Inc. (“Hall Kinion”) (Note 6). The costs have been deferred and capitalized as of December 31, 2003 and will be recorded as additional purchase price, or reduction of stockholders’ equity for such costs relating to issuing the Firm’s shares, upon the close of the transaction.

Accumulated amortization on deferred loan costs was $1,886 and $1,551 as of December 31, 2003 and 2002, respectively. Amortization expense on deferred loan costs was $335, $678 and $200 in 2003, 2002 and 2001, respectively. Additional deferred loan costs of $1 and $404 were incurred in 2003 and 2002, respectively, in connection with the execution of the Fifth Amendment to the Firm’s Credit Facility.

5. GOODWILL

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets” which was adopted by the Firm as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment on an annual basis.

SFAS 142 provided a six-month transitional period from the effective date of adoption for the Firm to perform an assessment of whether there was an indication that goodwill is impaired. To the extent that an indication of impairment existed, the Firm was required to perform a second test to measure the amount of the impairment. In the first step, the Firm identified its reporting units and determined the carrying value of each by assigning the Firm’s assets and liabilities, including existing goodwill, to them as of January 1, 2002. The Firm identified its reporting units as Information Technology, Finance and Accounting, Health and Life Sciences and Human Resources. For purposes of reporting, the Human Resources business line is part of the Information Technology reporting segment, but based on analysis under SFAS 142, the Firm determined that the business line met the criteria of a reporting unit. The Firm then determined the fair value of each reporting unit utilizing an independent appraiser, by using a combination of present value and several earning valuation techniques and comparing the fair values to the carrying values of each reporting unit. The Firm completed the first step as of June 30, 2002, and determined that impairment may have existed in the Information Technology and Human Resources units.

In the second step, the Firm compared the implied fair values of the affected reporting units’ goodwill to the carrying values to determine the amount of the impairment. The fair value of goodwill was determined by allocating the reporting units’ fair values, if any, to all of their assets and liabilities in a manner similar to purchase price allocations in accordance with SFAS 141. The Firm completed the second step in the fourth quarter of 2002. As a result of this impairment test, the Firm recorded an impairment charge of $33.8 million, consisting of $11.1 and $22.7 million for the Human Resources and Information Technology units, respectively. The impairment charge is classified as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2002.

Conditions contributing to the goodwill impairment were negative industry and economic trends which had lowered profits and cash flows over the 18 months preceding the recognition of the impairment and which continued to impact earnings forecasts.

In 2003, the Firm completed an annual test for goodwill impairment as required by SFAS 142, and found no impairment existed at December 31, 2003.

A reconciliation of net income (loss) and earnings (loss) per share reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) to the proforma amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is presented below. The unaudited proforma results reflecting the exclusion of goodwill amortization have been prepared only to demonstrate the impact of goodwill amortization on net income (loss) and earnings (loss) per share and are for comparative purposes only.

	Years Ended December 31,
	2003	2002	2001
Reported net income (loss)	$5,118	$(47,031)	$(12,088)
Add: Goodwill amortization, net of income tax	—	—	2,956

Adjusted net income (loss)	$5,118	$(47,031)	$(9,132)

Earnings (loss) per Share - Basic	$.17	$(1.49)	$(.38)
Add: Goodwill amortization net of income tax	—	—	.09

Adjusted earnings (loss) Per share - Basic	$.17	$(1.49)	$(.29)

Adjusted earnings (loss) per share - Diluted	$.16	$(1.49)	$(.29)

6. ACQUISITIONS AND DIVESTITURES

FOR THE YEAR ENDED DECEMBER 31, 2003

In the fourth quarter of 2003, the Firm executed the Merger Agreement with Hall Kinion. Under the terms of the agreement, the proposed merger would be accomplished through a stock-for-stock exchange. Under the current terms of the agreement, the Kforce stock to be issued in the proposed merger is estimated between $54,600 and $74,500 depending upon the average price of the Firm’s common stock for the 15 trading days ending on and including the third trading day prior to the closing date.

Kforce has notified Hall Kinion that it believes certain conditions exist or will exist that have or will have a material adverse effect on Hall Kinion. Hall Kinion has informed Kforce that it disagrees with Kforce’s position, has suspended Kforce’s access to its personnel and has requested that Kforce’s board of directors confirm its intention to recommend the proposed transaction to the Kforce shareholders. At a March 10, 2004 special meeting of Kforce’s board of directors concerning the transaction, the board considered Hall Kinion’s request, but did not reconfirm its intention to recommend the proposed merger to Kforce shareholders. Accordingly, Kforce believes that there is a great deal of uncertainty relating to the proposed merger and that there can be no assurance that it will be consummated. If a merger does proceed, the terms may be substantially revised.

Kforce has incurred costs associated with this potential transaction that would be included in the purchase price if a merger were to occur. Capitalized costs included in other assets amounted to $1,459 at December 31, 2003. Costs that otherwise would have been includable in the purchase price, would be charged to expense in the quarter during which it is determined that a merger is not likely to proceed, if such determination is made.

FOR THE YEAR ENDED DECEMBER 31, 2002

In the fourth quarter of 2002, the Firm exited its Human Resources business, a portion of the Information Technology segment. The Human Resources business contributed revenue of $4,121 and $12,777 during the years ended 2002 and 2001, respectively.

FOR THE YEAR ENDED DECEMBER 31, 2001

Emergency Response Staffing Inc.

On December 3, 2001, the Firm acquired 100% of the outstanding common stock of Emergency Response Staffing Inc. (“ERS”). This transaction was accounted for in accordance with SFAS 141, using the purchase method. The results of ERS’s operations have been included in the consolidated financial statements since that date. ERS provided nurses on a permanent and temporary basis to its customers in the United States.

As consideration for the purchase of the common stock, the Firm issued an aggregate of 1,242 shares of its common stock (the “Merger Shares”). The Merger Shares were issued in consideration for all of the issued and outstanding shares of ERS which at the time of the merger were valued at approximately $6.3 million in the aggregate, net of $500, or 97 shares, which were held in escrow. The Merger Shares were issued in reliance on the exemptions provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “1933 Act”) and Section 4(2) of the 1933 Act. On December 3, 2002, pursuant to the Merger Agreement, Kforce issued 202 additional shares of common stock to the shareholders of ERS because the average price of Kforce’s common stock during the 30 day period immediately preceding the one year anniversary of the Merger Agreement was below $4.15 per share.

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

The $6,163 of remaining excess purchase price was assigned to goodwill. This goodwill has been allocated to the Health and Life Sciences business segment. This goodwill is not anticipated to be deductible for tax purposes. An increase in the gross carrying value of goodwill of $20 was made in 2002 related to a change in allocation of the purchase price for the acquisition.

Scientific Staffing Inc.

On December 10, 2001, the Firm acquired certain assets of Scientific Staffing Inc. (“SSI”). This transaction was accounted for in accordance with SFAS 141, “Business Combinations”, using the purchase method. The results of SSI’s operations have been included in the Firm’s consolidated financial statements since that date. SSI provided scientific personnel on a permanent and temporary basis to its customers in the United States.

As consideration for the purchase of these assets, the Firm paid SSI $3,524 in cash and conveyed certain assets used primarily in connection with its legal staffing operations. A gain of $537 was recorded on the sale of the Firm’s legal staffing operations based upon the estimated fair value of the assets sold.

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

The $3,695 remaining excess purchase price was assigned to goodwill. This goodwill has been allocated to the Health and Life Sciences business segment. A decrease in the gross carrying value of goodwill of $203 was made in 2002 related to a change in allocation of the purchase price for the acquisition.

Training Business Unit

In December 2001, the Firm sold its training business unit for $300 to a member of the unit’s management. The training business had revenues of $2,493 in 2001. The operating loss of this business was $1,847 in 2001. As a result of the sale of this business, the Firm recorded a loss of $4,608, which included a net write-off of $2,725 of goodwill as well as a write-off of other assets specifically related to this business not included in the sale. The loss is reported in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Canadian Operations

In June 2001, the Firm sold its Canadian operation, consisting of its Toronto office, and continued to collect on receivables not sold in the transaction. In the fourth quarter of 2002, the Firm finalized all significant business related to the Canadian operations and recognized the cumulative translation loss of $223,000.

7. RELATED PARTIES

In 1995, the Firm entered into split dollar and cross-purchase split dollar life insurance agreements with three founding officers and directors and their estates whereby the Firm paid a portion of the life insurance premiums on behalf of the officers and their estates. The Firm was granted a security interest in the cash value and death benefit of each policy equal to the amount of the cumulative premium payments made by the Firm. These insurance policies were substantially restructured in 1999, such that all related party receivables owed to the Firm related to these policies could be satisfied by the redemption of cash value in the policies that would accumulate over a period of time. Based upon market conditions and the time anticipated to allow the cash value of the policies to appreciate sufficiently to satisfy the receivable balance, the Firm recorded a reserve of $300 in 2001 to satisfy the difference between the cash surrender value of the policies and the receivable balance from officers and related parties. As of December 31, 2002, the Firm terminated these agreements with the officers and their estates.

In 2001, the Firm purchased from a bank a note receivable from one of its former officers that it had previously guaranteed. The balance, plus accrued interest, of approximately $1,976 was fully reserved and charged to selling, general and administrative expense in 2001, and was written off against the reserve in 2002.

8. CREDIT FACILITY

On November 3, 2000, the Firm entered into a $90 million Amended and Restated Credit Facility with a syndicate of banks led by Bank of America (“the Credit Facility”). On December 6, 2002, the Firm amended certain terms and conditions of the Credit Facility, and its term was extended to November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100 million (not to exceed 85% of the Firm’s “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of the Firm. Amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. Pricing was fixed for one year from the time of the December 6, 2002 amendment at LIBOR plus 2.25%. After December 6, 2003, pricing changes quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, the Firm is prohibited from making any dividend distributions.

The terms of the Credit Facility also include certain financial covenants to which the Firm is subject, including a requirement to maintain at least $10 million of borrowing availability. In addition, should the amount available to be borrowed be less than $15 million but greater than $10 million, the Firm must attain certain EBITDA targets as follows:

Period Ending	EBITDA
The four (4) fiscal quarters ending December 31, 2003	$9,000
The four (4) fiscal quarters ending March 31, 2004	$10,000
The four (4) fiscal quarters ending June 30, 2004	$11,500
The four (4) fiscal quarters ending September 30, 2004	$12,500
The four (4) fiscal quarters ending December 31, 2004	$15,500
The four (4) fiscal quarters ending March 31, 2005	$16,000
The four (4) fiscal quarters ending June 30, 2005	$17,000
The four (4) fiscal quarters ending September 30, 2005	$18,000

Borrowings under the Credit Facility were $22,000 as of December 31, 2003 and 2002, which amounts did not exceed the specified amounts at which the financial covenants apply, and at no time during the history of the Credit Facility have such covenants been triggered.

The Board of Directors has authorized the repurchase of up to $115 million of the Firm’s common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of December 31, 2003, approximately 19.2 million shares had been repurchased for $104.5 million, under this plan. Approximately $10.5 million was available under current board authorization and $25.0 million was available under the current Credit Facility limitations as of December 31, 2003.

The Credit Facility also contains a provision that limits the amount of capital expenditures that Kforce may make in any calendar year to $6 million. Total capital expenditures were $1,255 and $596 during 2003 and 2002, respectively.

In April 2001, the Firm entered into two fixed interest rate swap contracts in relation to a portion of the Credit Facility for a total notional amount of $22 million with terms expiring no later than May 2003. Effective October 24, 2001, the interest rate was lowered and the expiration date was extended to October 2003 on $12 million of the swaps contracts. The swap contracts, which were classified as cash flow hedges, effectively converted a portion of the outstanding debt under the Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. On December 16, 2002, the Firm paid $554 to the counter party to cancel both swaps. The Firm amortized the amount remaining in other comprehensive income as of the cancellation date, approximately $333, net of income taxes, over the original, as amended, remaining life of the swaps. Approximately $305 and $46 ($305 and $28, net of income taxes) was charged to interest expense and credited to other comprehensive income during 2003 and 2002, respectively, relating to the cancelled swaps.

In March, April and May of 2003, the Firm entered into four fixed interest rate swap contracts with a total notional amount of $22 million expiring in March and May of 2005. The contracts qualify as cash flow hedges of the future interest payments under the Credit Facility pursuant to SFAS 133, as amended. Consistent with SFAS 133, the fair value of the interest rate swap contracts, approximately $151 net of income taxes, was included in other liabilities and accumulated other comprehensive loss as of December 31, 2003.

9. OTHER LONG-TERM LIABILITIES

	DECEMBER 31,
	2003	2002
Deferred compensation plan liability (Note 10)	$8,237	$6,993
Accrued rent, long-term	1,663	930
Cash flow hedge liability (Note 8)	151	—

	$10,051	$7,923

The Firm has a non-qualified deferred compensation plan pursuant to which eligible Firm management and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment.

The Firm has accrued rent for the minimum required lease payments on those vacant properties that it has determined it will be unable to sub-lease for the foreseeable future as the result of current market conditions. In addition to the non-current amount of $249 and $930 for 2003 and 2002, respectively, included above, lease payments scheduled within the next 12 months of $1,004 and $1,211 for 2003 and 2002, respectively, have been included in accounts payable and other current liabilities. Expenses of $272, $464 and $2,139 were recognized during 2003, 2002 and 2001, respectively, to record accrued rent related to vacated properties. In addition, at December 31, 2003, $1,414 was included in accrued rent for the straight-lining of escalating rent payments related primarily to the Firm’s corporate headquarters facility lease(Note 13). These expenses are included in SGA.

10. EMPLOYEE BENEFIT PLANS

401(k) SAVINGS PLAN

The Firm has a qualified defined contribution 401(k) plan covering substantially all full-time employees. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. The Firm has accrued a match of $703 for the plan year ended December 31, 2003. A match of $550 was made in 2003 for the plan year ended December 31, 2002. No match was made by the Firm during 2002 for the plan year ended December 31, 2001. A match of $847 consisting of 242 shares of the Firm’s common stock was made in 2001 for the plan year ended December 31, 2000. Assets of this plan are held in trust for the sole benefit of employees.

At December 31, 2003, 2002, and 2001, the Plan held 981, 1,231, and 1,483 shares, respectively, of the Firm’s stock, representing approximately 3.21%, 4.07% and 4.77%, respectively, of the Firm’s basic weighted average shares outstanding.

EMPLOYEE STOCK PURCHASE PLAN

The Firm has an Employee Stock Purchase Plan which allows all employees to purchase stock at a 15% discount from market prices and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. During 2003, 2002, and 2001, respectively, the Firm issued 162, 162, and 699 shares of common stock, at an average purchase price of $3.49, $5.23 and $2.58 per share, pursuant to the Employee Stock Purchase Plan. These shares were transferred to the plan from the Firm’s treasury stock. Of the 162 shares issued in 2003, the Firm issued 74 of the shares at an average price of $3.38 and 88 shares at an average price of $3.59. Of the 162 shares issued in 2002, the Firm issued 61 of the shares at an average price of $5.06 and 101 shares at an average price of $5.34. Of the 699 shares issued in 2001, the Firm issued 284 of the shares at an average price of $2.55 and 415 shares at an average price of $2.60. In January 2004, the Firm issued 69 shares at an average price of $4.34, related to employee contributions made during the second half of 2003.

DEFERRED COMPENSATION PLAN

The Firm has a nonqualified deferred compensation plan pursuant to which eligible management and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable at a future date or upon retirement or termination of employment, and at December 31, 2003 and 2002, aggregated $8,237 and $6,993, respectively. The Firm has insured the lives of the participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender value of these Firm-owned life insurance policies, $7,238 and $6,559 at December 31, 2003 and 2002, respectively, are classified as other assets (Note 4). Compensation expense of $1,375, $1,171, and $1,096 was recognized for the plan for the years ended December 31, 2003, 2002, and 2001, respectively. The Firm has accrued a discretionary matching contribution of $115 for the plan year ended December 31, 2003. A match of $80 was made by the Firm in 2003 for the plan year ended December 31, 2002. No match was made by the Firm in 2002 or 2001 for the plan years ended December 31, 2001 and 2000.

11. STOCK INCENTIVE PLANS

In 1994, the Firm established an employee incentive stock option plan that allows the issuance of Incentive Stock Options. The plan was subsequently amended in 1996 to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock. The number of shares of common stock that may be issued under the plan was increased from 6,000 at inception to 12,000 in 2001.

During 1995, the Firm established a non-employee director stock option plan, which authorized the issuance to non-employee directors of options to purchase common stock. The maximum number of shares of common stock that can be issued under this plan is 400.

A summary of the Firm’s stock option and restricted stock activity is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
Outstanding as of December 31, 2000	5,457	294	5,751	$11.04
Granted	1,924	25	1,949	$3.97	$2.11
Exercised	(56)	—	(56)	$3.48
Forfeited	(1,269)	—	(1,269)	$8.65

Outstanding as of December 31, 2001	6,056	319	6,375	$9.41
Granted	1,260	—	1,260	$5.30	$2.63
Exercised	(77)	—	(77)	$3.43
Forfeited	(1,370)	—	(1,370)	$9.84

Outstanding as of December 31, 2002	5,869	319	6,188	$8.52
Granted	907	—	907	$4.14	$1.96
Exercised	(359)	—	(359)	$4.37
Forfeited	(248)	—	(248)	$10.69

Outstanding as of December 31, 2003	6,169	319	6,488	$8.05

Exercisable at December 31:
2001	2,477	275	2,752
2002	3,162	319	3,482
2003	3,972	319	4,291

Options granted during each of the three years ended December 31, 2003, have vesting periods of one to three years. Options expire at the end of ten years from the date of grant.

As of December 31, 2003, the total number of available shares to grant was 2,373 and 4 under the Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan, respectively.

The following table summarizes information about employee and director stock options:

	OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2003 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)
$ 0.980 - $ 3.150	683	8.7	$2.80
$ 3.151 - $ 6.300	2,534	7.3	$4.54
$ 6.301 - $ 9.450	1,560	5.9	$7.50
$ 9.451 - $ 12.600	273	3.4	$11.25
$12.601 - $ 15.750	1,087	5.8	$14.29
$15.751 - $ 18.900	2	3.9	$18.06
$18.901 - $ 22.050	4	3.9	$19.32
$22.051 - $ 25.200	225	4.1	$22.37
$25.201 - $ 28.350	120	4.2	$27.79

	6,488	6.5	$8.02

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT DECEMBER 31, 2003 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)
$ 0.980 - $ 3.150	67	$1.87
$ 3.151 - $ 6.300	1,157	$4.21
$ 6.301 - $ 9.450	1,360	$7.44
$ 9.451 - $12.600	273	$11.25
$12.601 - $15.750	1,083	$14.29
$15.751 - $18.900	2	$18.06
$18.901 - $22.050	4	$19.32
$22.051 - $25.200	225	$22.37
$25.201 - $28.350	120	$27.79

	4,291	$9.82

The following restricted stock grants are included in the employee incentive stock option plan in the above table detailing grants, exercises and forfeitures. In 2001, the Firm granted approximately 194 shares of stock that was restricted as to sale, to certain members of management, not including the Chief Executive Officer, in lieu of a cash bonus, and $823 was charged to 2001 compensation expense. The restriction period ended in February 2003 and the Firm repurchased 49 shares of such stock, at market value, for $146. 212 and 192 shares of non-vested restricted stock were granted in January 2002 and February 2003, respectively, to executive management, inside directors and certain other employees. The 2003 shares vest over a two year period. The 2002 shares were issued in exchange for voluntary reductions in 2002 salary and cash bonus potential, and vest over a five year period with an acceleration clause if a Kforce common stock price threshold, set at the time of issuance, is met before the end of the five year period.

On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because the Firm had been amortizing the value of such restricted stock on a straight line basis over the five year period, and the stock price threshold was not met on or prior to December 31, 2003, the Firm is required to record the unamortized balance of $673 as compensation expense in the period when the stock price threshold is achieved, which will be in the first quarter of 2004.

Tax benefits resulting from disqualifying dispositions of shares acquired under the Firm’s employee incentive stock option plan were $0, $34 and $4 in 2003, 2002 and 2001, respectively. These tax benefits are credited to additional paid-in-capital.

12. SEVERANCE COSTS

In 2001, the Firm incurred expense of $2,299 for severance costs pursuant to a plan communicated during the fourth quarter of 2001, relating to the termination of corporate and field management and administrative employees, to align operating costs with its declining revenue base. In 2002, the Firm incurred expense of $1,479 for severance costs, including $1,102 for the resignation of a named officer. Severance cost is a component of SGA in the Consolidated Statement of Operations and Comprehensive Income (Loss). As of December 31, 2003 and 2002, the Firm had accrued severance of $0 and $1,479, respectively, as a component of accrued payroll in the Consolidated Balance Sheets.

13. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Firm leases space and operating assets under operating leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Future minimum lease payments, including accelerated lease payments, under non-cancelable operating leases are summarized as follows:

	2004	2005	2006	2007	2008	Thereafter
Facilities	$8,932	$5,485	$3,978	$3,161	$2,609	$20,751
Computers	2,029	1,252	252	1	—	—
Furniture	403	403	293	—	—	—
Other Equipment	923	242	133	46	3	—

Total	$12,287	$7,382	$4,656	$3,208	$2,612	$20,751

Lease payments for which expense accrual has been accelerated (Note 9) represent cash flow obligations of $1,035, $193 and $11 for 2004, 2005 and 2006, respectively.

Rental expense under operating leases was $11,557, $12,322, and $14,368 for 2003, 2002 and 2001, respectively.

On September 14, 2001, the Firm executed an agreement for lease of its new headquarters and consolidation of its Tampa operations. The Firm has classified the lease as an operating lease. Significant terms included the prepayment of rent in the amount of $2,200. The prepayment is being amortized over the 15 year term of the lease. The Firm is required to make minimum annual lease payments escalating from approximately $1,929 to $2,949, which are included in the above future minimum lease payments.

On December 31, 2003, the Firm committed to purchase new CRM software for $900. The Firm made an initial deposit of $525 in January 2004 and plans to implement the software in 2004.

LETTERS OF CREDIT

The Firm provides letters of credit to certain vendors in lieu of cash deposits. The Firm currently has five letters of credit outstanding: three letters of credit for workers compensation and property insurance totaling $1.8 million and two letters for facility lease deposits totaling $1.4 million.

LITIGATION

In the ordinary course of its business, the Firm is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination, harassment and other similar allegations. The Firm maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal risks that the Firm insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. The Firm is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

EMPLOYMENT AGREEMENTS

The Firm has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a one to three year period under certain circumstances. The agreements also provide for a payment of one to three times their annual salary and average annual bonus if a change in control (as defined by the agreements) of the Firm occurs and include a covenant against competition with the Firm that extends for one year after termination for any reason. The Firm’s liability at December 31, 2003, would have been approximately $15,376 in the event of a change in control or $10,138 if all of the employees under contract were to be terminated by the Firm without good cause (as defined) under these contracts.

14. SEGMENT ANALYSIS

The Firm reports segment information in accordance with SFAS 131, “Disclosures about Segments of Enterprise and Related Information”. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining the Firm’s reportable segments. The Firm’s internal reporting follows its three functional service offerings: Information Technology, Finance and Accounting, and Health and Life Sciences. The Firm also reports flexible billings and search fees separately by segment.

Historically, and through December 31, 2003, the Firm has generated only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

Information concerning operations in these segments of business is as follows:

	INFORMATION TECHNOLOGY	FINANCE AND ACCOUNTING	HEALTH AND LIFE SCIENCES	TOTAL
2003
Net service revenues
Flexible billings	$216,609	$103,630	$144,972	$465,211
Search fees	7,162	19,157	4,055	30,374

Total revenue	$223,771	$122,787	$149,027	$495,585
Gross profit	$61,646	$48,586	$43,736	$153,968

2002
Net service revenues
Flexible billings	$215,731	$99,009	$161,168	$475,908
Search fees	10,140	22,754	4,745	37,639

Total revenue	$225,871	$121,763	$165,913	$513,547
Gross profit	$65,408	$53,051	$49,503	$167,962

2001
Net service revenues
Flexible billings	$298,771	$132,617	$138,014	$569,402
Search fees	32,389	50,273	6,353	89,015

Total revenue	$331,160	$182,890	$144,367	$658,417
Gross profit	$109,687	$93,198	$49,515	$252,400

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	MAR 31	JUN 30	SEPT 30	DEC 31
2003
Net service revenues	$123,724	$123,165	$122,958	$125,738
Gross profit	38,417	38,805	37,849	38,897
Net income	288	686	1,354	2,789
Net earnings per share-basic	$.01	$.02	$.04	$.09
Net earnings per share-diluted	$.01	$.02	$.04	$.09

2002
Net service revenues	$131,671	$129,467	$128,900	$123,509
Gross profit	43,770	43,432	41,933	38,827
Net income (loss) before cumulative effect of change in accounting principle	(1,597)	(707)	124	(11,028)
Net income (loss)	(1,597)	(707)	124	(44,851)
Net earnings (loss) per share before cumulative effect of change in accounting principle-basic and diluted	$(.05)	$(.02)	$.00	$(.35)
Net earnings (loss) per share-basic	$(.05)	$(.02)	$.00	$(1.42)
Net earnings (loss) per share-diluted.	$(.05)	$(.02)	$.00	$(1.42)

16. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	2003	2002	2001
Cash paid (received) during the period for:
Income taxes	$(441)	$(10,475)	$5,488
Interest, net	1,314	3,172	3,406

Non-Cash Transaction Information:
Sale of training business in exchange for note receivable	—	—	300
Cash flow hedges, net of taxes	151	(68)	(373)
Common Stock Transactions:
401(k) matching contribution	—	—	847
Deferred compensation plan transactions	80	603	789
Employee stock purchase plan	566	(849)	1,805
Acquisition of Emergency Response Staffing	—	2	6,300
Restricted stock issued or assigned in lieu of compensation, net of forfeitures	349	1,106	823

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	ACQUIRED RESERVE FROM ERS	DEDUCTIONS (RECOVERY)	BALANCE AT END OF PERIOD
Trade receivables	2001	$6,649	8,083	100	9,362	5,470
	2002	5,470	1,430	—	1,073	5,827
	2003	5,827	(394)	—	(191)	5,624

Notes receivable from former officer	2001	—	1,976	—	—	1,976
	2002	1,976	—	—	1,976	—
	2003	—				—

Receivables from officers and related parties	2001	—	300	—	—	300
	2002	300	—	—	300	—
	2003	—				—

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC

Date: March 11, 2004	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2004	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2004	By:	/s/ WILLIAM L. SANDERS
William L. Sanders
Sr. Vice President, Chief Operating Officer and Secretary
(Principal Operating Officer)

Date: March 11, 2004	By:	/s/ DERRELL E. HUNTER
Derrell E. Hunter
Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2004	By:	/s/ DAVID M. KELLY
David M. Kelly
Vice President, Treasurer and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 11, 2004	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: March 11, 2004	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: March 11, 2004	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: March 11, 2004	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: March 11, 2004	By:	/s/ TODD W. MANSFIELD
Todd W. Mansfield
Director

Date: March 11, 2004	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: March 11, 2004	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: March 11, 2004	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice President and Director

Date: March 11, 2004	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (14)

2.2	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (14)

2.3	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc.(14)

3.1	Amended and Restated Articles of Incorporation(1)

3.1a	Articles of Amendment to Articles of Incorporation(14)

3.1b	Articles of Amendment to Articles of Incorporation(14)

3.1c	Articles of Amendment to Articles of Incorporation(14)

3.1d	Articles of Amendment to Articles of Incorporation(15)

3.1e	Articles of Amendment to Articles of Incorporation(11)

3.2	Amended and Restated Bylaws(1)

3.2a	Amendment to the Amended & Restated Bylaws(14)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent(2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000(3)

4.3	Amended and Restated Credit Agreement among Certain Financial Institutions, Bank of America NA (as the Administrative Agent) and kforce.com, Inc. dated November 3, 2000(5)

4.4	First Amendment to Amended and Restated Credit Agreement dated as of December 10, 2000(11)

4.5	Second Amendment to Amended and Restated Credit Agreement dated as of February 12, 2001(5)

4.6	Third Amendment to Amended and Restated Credit Agreement dated as of January 1, 2002(11)

4.7	Fourth Amendment to Amended and Restated Credit Agreement dated as of August 5, 2002(12)

4.8	Fifth Amendment to Amended and Restated Credit Agreement dated as of December 5, 2002.(13)

4.9	Form of Stock Certificate(1)

10.1	Employment Agreement, dated as of July 1, 2003, between the Registrant and David L. Dunkel

10.2	Employment Agreement, dated as of July 1, 2003, between the Registrant and William L. Sanders

10.3	Employment Agreement, dated as of July 1, 2003, between the Registrant and Joseph J. Liberatore

10.4	Employment Agreement, dated as of July 1, 2003, between the Registrant and Ken W. Pierce

10.5	Employment Agreement, dated as of October 1, 2003, between the Registrant and Derrell E. Hunter

10.6	Kforce Inc. Non-Employee Director Stock Option Plan(6)

10.7	Source Services Corporation 401(k) and Profit Sharing Retirement Savings Plan(7)

10.8	Kforce Inc. Executive Investment Plan(8)

10.9	Kforce Inc. Stock Incentive Plan (as of April l, 2001)(9)

10.10	Kforce Inc. 1999 Employee Stock Purchase Plan (as of August 2001)(10)

10.11	See Exhibits 4.4 through 4.6 for additional material contracts

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (14)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant (14)

23	Consent of Deloitte & Touche LLP

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2000.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 333-26058) filed March 29, 2001.
(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-50539) filed April 21, 1998.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-50543) filed April 21, 1998.
(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-94563) filed January 13, 2000.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-60302) filed May 4, 2001.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-68212) filed August 23, 2001.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed November 14, 2002.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed December 6, 2002.
(14)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.
(15)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.