Form 10-Q
period 2004-03-31
KFORCE  INC
filed 2004-05-10
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 10, 2004 the registrant had 30,847,533 shares of common stock, $.01 par value per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$10,243	$13,715
Trade receivables, net of allowance for doubtful accounts and fallouts of $5,382 and $5,624, respectively	69,670	62,274
Income tax refund receivable	196	—
Prepaid expenses and other current assets	5,304	3,055

Total current assets	85,413	79,044
Fixed assets, net	6,942	7,422
Other assets, net	13,843	12,053
Goodwill	61,798	61,798

Total assets	$167,996	$160,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and other accrued liabilities	$11,335	$12,949
Accrued payroll costs	26,583	20,523
Bank overdrafts	4,606	3,389

Total current liabilities	42,524	36,861
Long-term debt under bank credit facility	22,000	22,000
Other long-term liabilities	10,016	10,051

Total liabilities	74,540	68,912

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 49,162 and 48,903 issued, respectively	491	489
Additional paid-in capital	198,675	197,660
Unamortized stock-based compensation	(866)	(863)
Accumulated other comprehensive loss	(192)	(151)
Accumulated deficit	(6,571)	(7,638)
Less reacquired shares at cost; 18,315 and 18,350 shares, respectively	(98,081)	(98,092)

Total stockholders’ equity	93,456	91,405

Total liabilities and stockholders’ equity	$167,996	$160,317

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	March 31, 2004	March 31, 2003
Net service revenues	$130,208	$123,724
Direct costs of services	91,500	85,307

Gross profit	38,708	38,417

Selling, general and administrative expenses	37,021	36,606
Depreciation and amortization expense	883	1,102

Income from operations	804	709

Other expense, net	299	431

Income before income taxes	505	278

Income tax benefit	562	10

Net income	1,067	288

Other comprehensive loss:
Change in fair value of cash flow hedges	(41)	(72)

Comprehensive income	$1,026	$216

Earnings per share – Basic	$.03	$.01

Weighted average shares outstanding – Basic	30,790	30,565

Earnings per share – Diluted	$.03	$.01

Weighted average shares outstanding – Diluted	32,941	30,603

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

THREE MONTHS ENDED March 31, 2004
Common stock – shares:
Shares at beginning of period	48,903
Exercise of stock options	54
Issuance of restricted stock	205

Shares at end of period	49,162

Common stock – par value:
Balance at beginning of period	$489
Exercise of stock options	—
Issuance of restricted stock	2

Balance at end of period	$491

Additional paid-in capital:
Balance at beginning of period	$197,660
Exercise of stock options	267
Employee stock purchase plan	(69)
Issuance of restricted stock	817

Balance at end of period	$198,675

Unamortized stock-based compensation:
Balance at beginning of period	$(863)
Issuance of restricted stock	819
Amortization of stock-based compensation	(816)

Balance at end of period	$(866)

Accumulated other comprehensive loss:
Balance at beginning of period	$(151)
Change in fair value of cash flow hedges	(41)

Balance at end of period	$(192)

Accumulated deficit:
Balance at beginning of period	$(7,638)
Net income	1,067

Balance at end of period	$(6,571)

Treasury stock – shares:
Shares at beginning of period	18,350
Employee stock purchase plan	(69)
Repurchase of common stock	34

Shares at end of period	18,315

Treasury stock – cost:
Balance at beginning of period	$(98,092)
Employee stock purchase plan	370
Repurchase of common stock	(359)

Balance at end of period	$(98,081)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$1,067	$288
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	883	1,102
(Recovery of) provision for bad debts on accounts receivable and fallouts	(226)	243
Amortization of stock-based compensation	816	55
Loss on asset sales/disposals	8	42
(Gain) loss on cash surrender value of company-owned life insurance policies	(119)	120
Deferred compensation expenses (reductions)	112	(106)
Amortization of hedged interest	—	149
(Increase) decrease in operating assets:
Trade receivables	(7,170)	(2,801)
Prepaid expenses and other current assets	(2,248)	(1,067)
Income taxes	(196)	72
Other assets, net	(680)	(28)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(1,422)	143
Accrued payroll costs	6,361	3,412
Bank overdrafts	1,216	431
Other long-term liabilities	(986)	(759)

Cash (used in) provided by operating activities	(2,584)	1,296

Cash flows from investing activities:
Capital expenditures, net	(1,447)	(400)
Proceeds from sale of furniture and equipment	3	—

Cash used in investing activities	(1,444)	(400)

Cash flows from financing activities:
Proceeds from exercise of stock options	267	—
Proceeds from capital expenditure financing	648	—
Repurchase of common stock	(359)	(146)

Cash provided by (used in) financing activities	556	(146)

(Decrease) increase in cash and cash equivalents	(3,472)	750
Cash and cash equivalents at beginning of period	13,715	1,053

Cash and cash equivalents at end of period	$10,243	$1,803

Supplemental cash flow information:
Cash paid (received) during the period for:
Income taxes	$—	$(82)
Interest	379	307
Supplemental non-cash flow information:
Deferred compensation match	—	80
Employee stock purchase plan	301	314
Cash flow hedges, net of income taxes	41	72

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries (the “Firm”) is a provider of professional staffing services in 62 locations in 45 markets in the United States. The Firm provides its clients staffing services in the following specialties: Information Technology (“IT”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). The HLS segment includes our Pharmaceutical, Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) specialties. The Firm provides flexible staffing services (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. The Firm serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

Principles of Consolidation. The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “the Firm,” “the Company,” “Kforce,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. All material intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications. Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Firm classifies all highly liquid investments with an initial maturity of three months or less as cash equivalents.

Allowance for Doubtful Accounts and Fallouts. The Firm has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and performs an ongoing analysis of factors including write off trends, changes in economic conditions, and concentration of accounts receivable among clients. As of March 31, 2004, the allowance as a percentage of gross accounts receivable was 7.2%; no single client had a receivable balance greater than 3.4% of total accounts receivable; and the largest ten clients represent approximately 19.6% of the total accounts receivable balance.

Fixed Assets. Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which range from three to fifteen years.

Income Taxes. The Firm accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that deferred tax assets can be utilized to offset future taxes, a valuation allowance must be recorded against those assets. As a result of historical operating losses, the Firm has recorded a valuation allowance to offset the amounts of its net current and non-current deferred tax assets in the accompanying unaudited condensed consolidated balance sheets. The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

Fair Value of Financial Instruments. The Firm, using available market information and appropriate valuation methodologies, has determined the estimated fair value of financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of the Firm’s financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.

Goodwill and Acquisition Intangibles. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Firm does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. In some of the acquisitions a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets.

Impairment of Long-Lived Assets. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

Capitalized Software. The Firm purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. The Firm accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software (typically three years) using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. The Firm did not incur or capitalize any internally developed software costs during the three months ended March 31, 2004 or in 2003.

Deferred Loan Costs. Costs incurred to secure the Firm’s Credit Facility were capitalized and are being amortized over the term of the related agreement using the straight-line method, which approximates the interest method.

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

Stock-Based Compensation. SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Firm continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Firm had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation. As of March 31, 2004, the Firm had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. The Firm applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Had compensation cost for the Firm’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123, as amended, the Firm’s net income (loss) and earnings (loss) per share would have been as follows:

	Pro Forma
	For the three months ended March 31,
	2004	2003
Net (loss) income:
As Reported	$1,067	$288
Compensation expense per SFAS 123.	(1,151)	(670)

Pro forma net (loss)	$(84)	$(382)

Net income (loss) per share:
Basic:
As Reported	$.03	$.01
Pro forma	$(.00)	$(.01)
Diluted:
As Reported	$.03	$.01
Pro forma	$(.00)	$(.01)

The Firm has not included any tax benefit associated with the compensation expense per SFAS 123, for 2004 and 2003, because any tax benefit would be eliminated through the recording of a valuation allowance for those years. For purposes of determining the compensation expense per SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: Dividend yield of 0.0%, risk-free interest rates of 3.4% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%.

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

Revenue Recognition. Net service revenues consist of search fees and flexible billings inclusive of billable expenses, net of credits, discounts, rebates and fallouts. The Firm recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically ninety days or less.

Revenues received as reimbursements of billable expenses are reported gross within revenue in accordance with Emerging Issues Task Force (“EITF”), Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

Accounting for Derivatives. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Firm’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The Firm does not enter into or hold derivatives for trading or speculative purposes. The fair value of the Firm’s interest rate swaps agreements is based on dealer quotes. In the unlikely event that the counterparty fails to perform under the contract, the Firm bears the credit risk that payments due to the Firm, if applicable, may not be collected. The Firm policy requires a credit rating of at least BBB by Standard and Poor’s or Baa3 by Moody’s for any counterparty.

Earnings Per Share. Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested restricted stock grants.

Options to purchase 1,701 and 5,621 shares of common stock and 0 and 404 shares of restricted stock for the three months ended March 31, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because these options and restricted stock shares were anti-dilutive. The dilutive effect of options to purchase 4,862 and 510 shares of common stock and 286 and 0 shares of restricted stock are included in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003, respectively.

Recently Issued Accounting Pronouncements.

The following recently issued accounting pronouncements were effective for the Firm beginning January 1, 2004, and management has determined that the adoption of these standards had no material impact on the Firm’s unaudited condensed consolidated financial statements.

•	SFAS 143, “Accounting for Asset Retirement Obligations”, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred.

•	SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections”, rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS 145 also rescinds SFAS 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS 13, “Accounting for Leases”, eliminating an inconsistency between certain sale-leaseback transactions.

•	SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan.

•	SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. The changes in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying asset or liability to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements.

•	SFAS 150, “Accounting for Certain Financial Instruments with Certain Characteristics of Both Liabilities and Equity”, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

NOTE B — STOCKHOLDERS’ EQUITY

During the first quarter of 2004, the Firm granted 88 shares of restricted stock to certain members of senior management. The shares vest at the end of a two year period. Upon issuance of such restricted stock, unearned compensation of $819, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. This amount is currently being amortized over the two-year vesting period, and $102 was included in compensation expense during the three months ended March 31, 2004.

During the first quarter of 2003, the Firm granted restricted stock to certain members of senior management equal to 192 shares of common stock. The shares vest at the end of a two year period. Upon issuance of such restricted stock, unearned compensation of $326, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. This amount is currently being amortized over the two-year vesting period, and $41 and $14 was included in compensation expense during the three months ended March 31, 2004 and 2003, respectively.

In January 2002, the Firm issued 224 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five year period with an acceleration clause if certain Kforce common stock price thresholds were met. Upon issuance of stock under the plan, unearned compensation of $1,106, which is equivalent to the market value at the date of the grant, net of forfeitures, was charged to stockholders’ equity. This amount was being amortized, using the straight-line method, over the five year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because the Firm had been amortizing the value of such restricted stock on a straight line basis over the five year period, and the stock price threshold was not met on or prior to December 31, 2003, the Firm is required to record the unamortized balance of $673 as compensation expense in the period when the stock price threshold was achieved, which was during the first quarter of 2004.

NOTE C — COMMITMENTS AND CONTINGENCIES

The Firm is involved in a number of claims and lawsuits that arise in the ordinary course of business. Although management does not expect any of these claims or lawsuits to have a material adverse effect on the Firm’s financial condition, such matters are subject to inherent uncertainties and risks.

NOTE D — ACQUISITIONS

In the fourth quarter of 2003, the Firm executed an Agreement and Plan of Merger (the “Merger” and “the Merger Agreement”) to acquire Hall, Kinion and Associates, Inc. (“Hall Kinion”). In April 2004, the Firm executed an Amended and Restated Agreement and Plan of Merger (the “Amended Agreement”) that modifies the terms of the previously announced proposed merger and the Firm also executed a management agreement under which Kforce assumed operating management of Hall Kinion. The transaction is expected to close in the second quarter of 2004, and will be accounted for in accordance with SFAS 141, “Business Combinations”, using the purchase method. Hall Kinion specializes in providing information technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States.

In the merger, Hall Kinion stockholders will receive, in exchange for shares of Hall Kinion common stock, an aggregate amount of fully paid and nonassessable shares of Kforce common stock based upon the exchange ratio. The exchange ratio is dependent on the Kforce stock market value. The Kforce stock market value is the average of the per share closing prices of Kforce common stock on the Nasdaq National Market over the 15 consecutive trading days ending on and including the third trading day prior to the date of the merger. If the Kforce stock market value is equal to or greater than $7.09, but less than $9.60, then the exchange ratio will equal .45, which will result in Hall Kinion stockholders receiving between $40.4 million and $55.1 million in Kforce common stock. If the Kforce stock market value is less than $7.09, then the exchange ratio will be $3.19 divided by the Kforce stock market value, which will result in Hall Kinion stockholders receiving approximately $40.4 million in Kforce common stock. If the Kforce stock market value is equal to or greater than $9.60, but less than or equal to $10.60, then the exchange ratio will be $4.32 divided by the Kforce stock market value, which will result in Hall Kinion stockholders receiving approximately $55.2 million in Kforce common stock. If the Kforce stock market value exceeds $10.60, the exchange ratio will be calculated by dividing $4.32 by $10.60, resulting in a fixed exchange ratio of .4075 for all Kforce stock market values greater than $10.60. Kforce may also elect to terminate the Amended Agreement if the Kforce average closing stock price remains below $7.00 for 15 consecutive trading days at any time prior to the closing. The proposed transaction requires and is subject to the approval by Hall Kinion stockholders and certain regulatory clearances, including the effectiveness of a registration statement registering the common stock to be issued to Hall Kinion stockholders and other customary closing conditions. Under the revised terms, Kforce shareholders are not required to vote on the transaction. The Kforce and Hall Kinion boards of directors have both approved the Amended Agreement at special meetings in April 2004. A registration statement registering the common stock to be issued to Hall Kinion shareholders became effective on May 6, 2004, and a special Hall Kinion stockholders’ meeting to vote on the proposed transaction has been scheduled for June 4, 2004.

Kforce has incurred costs in association with this transaction that will be included as part of the purchase price if and when the merger occurs. Such capitalized costs are included in other assets and amounted to approximately $2.0 million at March 31, 2004.

NOTE E — SEGMENT ANALYSIS

The Firm reports segment information in accordance with SFAS 131, “Disclosures about Segments of Enterprise and Related Information”. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operational decisions and addressing performance as the source of determining the Firm’s reportable segments. The Firm’s internal reporting follows its three functional service offerings: IT, FA and HLS.

Historically, and through March 31, 2004, the Firm has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

For the three months ended March 31,

	IT	FA	HLS	TOTAL
2004
Flex Billings	$57,601	$28,515	$35,742	$121,858
Search Fees	2,049	5,441	860	8,350

Total Revenue	$59,650	$33,956	$36,602	$130,208

Gross Profit	$15,372	$13,270	$10,066	$38,708

2003
Flex Billings	$53,067	$25,932	$36,468	$115,467
Search Fees	1,925	5,076	1,256	8,257

Total Revenue	$54,992	$31,008	$37,724	$123,724

Gross Profit	$14,691	$12,495	$11,231	$38,417

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of the Firm’s website at www.kforce.com.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”). Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, growth, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Company, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “plans”, and variations thereof and similar expressions are intended to identify forward-looking statements.

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

OVERVIEW

This overview is intended to assist readers in better understanding this MDA. Item 1 of this Form 10-Q includes additional information.

Who We Are

We are a national provider of professional and technical specialty staffing services. At March 31, 2004, we operated 62 field offices covering 45 markets in 24 states. We provide our clients staffing services through three business segments: Information Technology (“IT”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all IT and FA services are sold and delivered through our field offices. The HLS segment includes our Pharmaceutical, Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Pharmaceutical and Med Records, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing which are highly centralized.

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

The Flex business comprised almost 94% of our revenues for the quarter ended March 31, 2004. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in SGA along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the rates billed, and all Search revenue becomes gross profit because there are no consultant payroll costs associated with the placement. Search associate commissions, compensation and benefits are also included in SGA.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 19% of revenues for the quarter ended March 31, 2004. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 30% of the applicable market and that no single firm has a larger than 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage, particularly with larger clients that have operations in multiple markets.

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

The Firm entered into an Agreement and Plan of Merger on December 2, 2003 and an Amended and Restated Agreement and Plan of Merger on April 5, 2004 (the “Merger Agreement”), with Hall, Kinion & Associates, Inc. (“Hall Kinion”). Hall Kinion specializes in providing information technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. Hall Kinion’s publicly announced revenues were $33.6 million in the fourth quarter of 2003, and $156.9 million for the full year.

Other than the effect of the proposed merger with Hall Kinion on our liquidity and capital resources, we do not address the effects of the proposed merger in this MDA. Details of the current terms of the proposed merger with Hall Kinion are included in a Registration Statement on Form S-4 that we filed on December 24, 2003, and amended on February 9, 2004, April 13, 2004, May 3, 2004 and May 5, 2004, which should be read in conjunction with this Form 10-Q. This Registration Statement on Form S-4 was declared effective by the SEC on May 6, 2004. A special Hall Kinion stockholder meeting to vote on the proposed transaction has been scheduled for June 4, 2004. Readers may obtain access to the Form S-4 and all future amendments through our website, at http://www.kforce.com. There are no assurances that such merger will be consummated.

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, the Firm’s results of operations and important aspects of its liquidity and capital resources.

CRITICAL ACCOUNTING ESTIMATES AND RECENT PRONOUNCEMENTS

The SEC has indicated that “critical accounting estimates” may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and due to their material impact on financial condition or operating performance. Readers should also refer to the Summary of Significant Accounting Policies in Note A to the Financial Statements for additional information. The following discussion is intended to assist the readers’ understanding of the judgments, accounting estimates, and uncertainties inherent in the more significant of the Firm’s policies.

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

Allowance for Doubtful Accounts and Fallouts

The Firm has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and performs an ongoing analysis of factors including write off trends, changes in economic conditions, and concentration of accounts receivable among clients. As of March 31, 2004, the allowance as a percentage of gross accounts receivable was 7.2%; no single client had a receivable balance greater than 3.4% of total accounts receivable; and the largest ten clients represent approximately 19.6% of the total accounts receivable balance. The Firm incurred significant write offs of accounts receivable in certain prior periods and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economic conditions deteriorate. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

The Firm incurred net losses for each of the four years ending December, 31, 2002, and, as a result, has significant net operating loss carryforwards (NOLs) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the NOLs will be utilized for tax purposes, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. The Firm had net income during the quarter ended March 31, 2004 and the year ended December 31, 2003, and portions of the deferred tax assets were recognized by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. The Firm does not believe that five quarters of net income, in the context of substantial losses over the preceding four years and the corresponding uncertainty of future operating earnings, justifies changing the conclusion reached at December 31, 2002. Such change would have the effect of immediately recognizing substantial income tax benefits. Therefore, provisions of income tax expense, that would otherwise be recorded on any income before taxes will continue to be substantially offset.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with accounting standards first applicable in 2002. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for the Firm are IT, FA, and HLS. Although not required, we may use independent outside experts to assist in performing such valuations. An independent expert valuation was performed in 2002, and management followed a similar methodology to reach its conclusion in 2003. To the extent that economic conditions or the actual business activities and prospects of the Firm are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. The annual assessment for 2003 found that no impairment existed at December 31, 2003. The Firm intends to perform the required annual testing in the fourth quarter of 2004.

Impairment of Long-Lived Assets

The Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In the Firm’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (not goodwill) from acquisitions, which are being depreciated or amortized. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. No such write-offs were recorded in the year ended December 31, 2003 or in the quarter ended March 31, 2004. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

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

Revenue Recognition

Net service revenues constitute the largest single item in our financial statements, though estimates in regard to revenue recognition are not material in nature. Net service revenues consist of Search fees and Flex billings inclusive of billable expenses, net of credits, discounts, rebates and fallouts. The Firm recognizes Flex billings based on the hours worked and reported, together with reimbursable expenses, by placed consultants. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are Search placements that do not complete the applicable contingency period which vary on a contract by contract basis. Contingency periods are typically ninety days or less. The allowance for fallouts is estimated based upon historical activity of Search placements that do not complete the contingency period and expectations of future fallouts, and is included with the allowance for doubtful accounts as a reduction in receivables.

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

Accrued Bonuses

The Firm pays bonuses to certain executive management, field management and corporate employees based on or, after giving consideration to, a variety of measures of quarterly and annual performance. Executive and corporate bonuses are accrued for payment near year end, based in part upon anticipated annual results compared to annual budgets. Field management bonuses are a component of approved compensation plans which specify individual incentive target levels based on actual versus planned results. Variances in revenue, gross margin, sales, general and administrative expenses or net income at a consolidated, segment or individual manager level can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

RESULTS OF OPERATIONS

Kforce saw a return to profitability in 2003 despite continuous challenges in the macro-economic environment. The profitability continued in the first quarter of 2004 and we believe the expected stabilization of the economic outlook will allow for continued improving trends in the staffing industry and growth opportunities across our business lines in terms of both revenue and profitability. We believe this is particularly true in the Flex component of our revenues, which historically has shown growth during the early stages of an economic recovery. In the quarter ended March 31, 2004, the Search business showed a $1.0 million increase over the quarter ended December 31, 2003, however it remains difficult to predict future growth in our Search business.

Key components to our success in the first quarter of 2004 were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended March 31,
	2004	2003
Net Service Revenue by Segment:
IT	45.8%	44.4%
FA	26.1	25.1
HLS	28.1	30.5

Net service revenues	100.0	100.0

Revenue by Time:
Flexible Billings	93.6%	93.3%
Search Fees	6.4	6.7

Net service revenues	100.0	100.0

Gross profit	29.7	31.1
Selling, general, and administrative expenses	28.4	29.6
Depreciation and amortization	0.7	0.9
Income before taxes	0.4	0.2
Net income	0.8%	0.2%

Results of Operations for the three months ended March 31, 2004 and 2003.

Net service revenues. Net service revenues increased 5.2% to $130.2 million for the three months ending March 31, 2004, as compared to $123.7 million for the same period in 2003. The increase was comprised of a $93,000 increase in Search Services and a $6.4 million increase in Flexible Billings for the three months ended March 31, 2004, as described below.

(in 000’s)	Flexible Billings	Search Fees
IT
2004 Revenue	$57,601	$2,049
2003 Revenue	53,067	1,925
Percent Increase	8.5%	6.4%
FA
2004 Revenue	$28,515	$5,441
2003 Revenue	25,932	5,076
Percent Increase	10.0%	7.2%
HLS
2004 Revenue	$35,742	$860
2003 Revenue	36,468	1,256
Percent Decrease	(2.0)%	(31.5)%

The Firm’s IT and FA segments showed revenue growth for the three months ended March 31, 2004 as compared to the same quarter in 2003. Our HLS business segment declined for the three months ended March 31, 2004, as compared to the same period in 2003, as a result of declines in our Nursing, Med Records and Scientific specialties which were partially offset by continued growth in our Pharmaceutical business, which grew 13.3% from the quarter ended March 31, 2003 to the same quarter in 2004.

Flexible Billings. The primary drivers of Flex billings are the number of hours billed, bill rate per hour and, to a limited degree, the amount of expenses incurred by the Firm that are billable to the client. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Improvements in economic conditions are shown in the increase in hours billed, but a shift in our client base to larger client contracts is negatively impacting the margin on some of the new business.

Changing market share, coupled with overall changes in opportunities as the result of an economic recovery are the main factors in changes in the number of hours billed. Total hours billed increased 7.1% to 2.8 million hours for the three months ended March 31, 2004 from 2.6 million hours for the same period in 2003, although HLS hours billed decreased. Flex hours billed for the three months ended March 31, by segment, were as follows:

(in 000’s)	2004	2003	Increase (Decrease)
IT	1,045	886	17.9%
FA	993	923	7.6%
HLS	789	830	(4.9)%

Total Hours Billed	2,827	2,639	7.1%

Billable expenses were essentially flat for the three months ended March 31, 2004, as compared to the same period in 2003. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. The increase in FA is attributable to increases in project work. Flex billable expenses included in revenue by segment for the three months ended March 31, were:

(in $000’s)	2004	2003	Increase (Decrease)
IT	$592	$620	(4.5)%
FA	261	124	210.4%
HLS	1,752	1,883	(7.0)%

Total billable expenses	$2,605	$2,627	(0.8)%

Search Fees. The increase in Search fees is attributable to a 4.0% increase in the average fee per placement despite a decrease in the total number of placements. Total placements decreased 2.7% to 714 for the three months ended March 31, 2004 from 734 for the same period in 2003. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 0.8% to $38.7 million for the three months ended March 31, 2004, from $38.4 million for the same period in 2003. Gross profit as a percentage of net service revenues decreased to 29.7% for the three months ended March 31, 2004, as compared to 31.1% for the same period in 2003.

The increase in gross profit is primarily attributable to increases in volume for Flex. The increase in Flex gross profit for the three months ended March 31, 2004, over the same period in 2003, was $197,000, resulting from a $2.0 million increase in volume net of a $1.8 million decrease in rate. The increase in Search gross profit of $93,000 for the three month period ended March 31, 2004, compared to the same period in 2003, was comprised of a $246,000 decrease in volume offset by a $338,000 increase in rate.

Changes in total gross profit percentage by segment for the three months ended March 31, are as follows:

	2004	2003	Increase (Decrease)
IT	22.3%	26.7%	(16.5)%
FA	39.1%	40.1%	(2.5)%
HLS	27.5%	29.8%	(7.7)%

Total	29.7%	31.1%	(4.5)%

The decrease in gross profit percentage for the three months ended March 31, 2004 as compared to the same period in 2003 was primarily the result of decreases in Flex gross profit.

Gross profit has been negatively impacted by a shift in our client base to larger client contracts which provide a higher volume of business but often have lower margins. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the bases on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. In some cases, gross profit percentages for Flex, have been negatively impacted over the past year by customer pressure to reduce bill rates and our inability to lower consultant pay rates in response to customer pressures. Below is a table detailing Flex gross profit percentage for the three months ended March 31, by segment.

	2004	2003	Increase (Decrease)
IT	23.1%	24.1%	(4.1)%
FA	27.5%	28.6%	(3.8)%
HLS	25.8%	27.4%	(5.8)%

Total	24.9%	26.1%	(4.6)%

Selling, general and administrative expenses. Selling, general and administrative (“SGA”) expenses increased 1.1% to $37.0 million for the three months ended March 31, 2004, as compared to $36.6 million for the same period in 2003. SGA expenses as a percentage of net service revenues decreased to 28.4% in 2004 compared to 29.6% in 2003. The increase in SGA expense for the period ended March 31, 2004, as compared to the same period in the prior year is primarily due to increases in compensation expense as discussed below. These increases were partially offset by decreases in facility lease expense reductions from office closings and consolidations; reductions in network and computer lease and maintenance costs relating primarily to our back office restructuring projects; and credit expense reductions due to a reduction in write offs.

Total commissions, compensation, payroll taxes, and benefits costs were $28.3 million and $26.4 million for the three months ended March 31, 2004 and 2003, respectively, which represented 76.4% and 72.1% of total SGA in 2004 and 2003, respectively. Increases in commissions relate to increases in gross profit. Increases in compensation expense are due primarily to increases in headcount and the acceleration of the January 2002 restricted stock plan. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with the Firm’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

In January 2002, the Firm issued 223,800 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five year period with an acceleration clause if certain Kforce common stock price thresholds were met. During 2003 and 2002, $221,000 and $212,000, respectively, were charged to compensation expense for the straight-line amortization of vesting over the five year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because the Firm had been amortizing the value of such restricted stock on a straight line basis over the five year period, and the stock price threshold had not been met on or prior to December 31, 2003, the Firm is required to record the unamortized balance of $673,000 as compensation expense in the period when the stock price threshold was achieved, which was the first quarter of 2004.

In addition to those activities undertaken to improve efficiencies, the Firm has managed its accounts receivable to minimize write-offs. The Firm’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its reduction in SGA by reducing bad debt expense to a credit to expense of $226,000 for the quarter ended March 31, 2004 as compared to an expense of $251,000 for the same periods in 2003, while an appropriate reserve for doubtful accounts has been maintained.

On April 19, 2004, Kforce finalized a sublease and a new lease agreement for the moving of one of our field offices that will save the Firm approximately $800,000 of cash lease costs over the next four years, but that will require recording approximately $700,000 of non-cash expense in the second quarter of 2004, followed by reduced lease costs over the next four years of approximately $1.5 million.

Depreciation and amortization expense. Depreciation and amortization expense decreased 19.9% to $883,000 for the three months ended March 31, 2004, compared to $1.1 million for the same period in 2003. The decrease in expense for the period ended March 31, 2004, as compared to the same period in 2003 was primarily due to decreases in owned assets primarily relating to office closings and consolidations.

The Firm has purchased and plans to implement new front office and related computer software by the beginning of 2005, which we believe will enhance the efficiency and productivity of our order, time entry, billing and cash receipt processes and also will improve customer service. The Firm will incur implementation costs, some of which will be capitalized, and may purchase additional software as a part of the implementation project. This project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net, decreased 30.7% for the three months ended March 31, 2004, compared to the same period in 2003. The decrease was primarily due to a decrease in interest expense, as a result of the reduction in interest rates on our debt.

Income before taxes. Income before taxes for the three months ended March 31, 2004, increased to $505,000 as compared to income before taxes of $278,000 for the same period in 2003, as a result of the factors discussed above.

Benefit from income taxes. Benefit from taxes for the three months ended March 31, 2004 was $562,000 as compared to an income tax benefit of $10,000 for the same period in 2003. The 2004 benefit was the result of the finalization of a state income tax audit which resulted in a refund receivable of $153,000 and the reversal of a previously recorded liability relating to this matter of $409,000.

The Firm recorded a valuation allowance on its net current and non-current deferred tax assets in the fourth quarter of 2002. Accordingly, no net income tax expenses or benefits are recorded except for items such as prior year refunds or state taxes for which no corresponding net operating loss carryforwards are available.

Net income. Net income increased to $1.1 million for the three months ended March 31, 2004, as compared to $288,000 for the same period in 2003, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations through cash generated by operating activities and cash available under our revolving credit facilities. As highlighted in the Statements of Cash Flows, the Firm’s liquidity and available capital resources are impacted by four key components: existing cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $10.2 million on March 31, 2004, a decrease of $3.5 million from the $13.7 million at year-end 2003. As further described below, the Firm used $2.6 million of cash in operating activities, used $1.4 million of cash in investing activities and generated $0.6 million from financing activities during the three months ended March 31, 2004.

Operating Activities

During the three months ended March 31, 2004, cash flow used by operations was approximately $2.6 million, resulting primarily from increases in accounts receivables and prepaid expenses offset by increases in accrued payroll costs.

The Firm’s gross accounts receivable were $75.1 million at March 31, 2004, which was a $7.2 million increase from $67.9 million at the end of 2003. As the Firm experiences growth in revenue, we may need to fund increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At March 31, 2004, the Firm had $42.9 million in positive working capital in addition to its $10.2 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 2.3 at March 31, 2004, consistent with 2.3 at December 31, 2003.

Investing Activities

During the three months ended March 31, 2004, cash flow used in investing activities was approximately $1.4 million, resulting primarily from capital expenditures for new front office and related software. The Firm anticipates capital expenditures for 2004 to be in the $3 million to $4 million range, primarily as the result of the purchase and implementation of software to improve the productivity and functionality of our sales force and our support operations. The Firm believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the three months ended March 31, 2004, cash flow provided by financing activities was approximately $556,000 resulting primarily from the proceeds from financing a portion of the capitalized software and the exercise of stock options net of the repurchase (to fund taxes due) of a portion of the common shares issued under the 2002 restricted stock plan.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of four banks led by Bank of America (“the Credit Facility”) was $22.0 million at March 31, 2004 and December 31, 2003.

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

Our borrowings as of May 10, 2004 and March 31, 2004 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants, which increased during the prior periods and are shown to do so in future periods. In addition to the $22 million outstanding, the amounts available under the Credit Facility as of March 31, 2004, and May 10, 2004 were $18.9 million and $26.6 million, respectively. The amounts available without triggering the debt covenants as of March 31, 2004 and May 10, 2004 were approximately $13.9 million and $21.6 million, respectively.

The Credit Facility contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions.

Our board of directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of March 31, 2004, we had repurchased approximately 19.2 million shares for $104.5 million; therefore, approximately $10.5 million was available under the current board authorization and $24.6 million was available under the current Credit Facility limitations, as of both March 31, 2004 and May 10, 2004. Additional stock repurchases could have a material impact on the Firm’s cash flow requirements for the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our Credit Facility bears interest at a fixed rate of approximately 5.0% as the result of the hedges described above. At the current level of $22 million of debt and this effective rate of 5.0%, for a period of one year, interest expense would be approximately $1.1 million.

The Firm provides letters of credit to certain vendors in lieu of cash deposits. The Firm currently has letters of credit totaling $3.8 million outstanding for facility lease deposits, workers compensation and property insurance obligations.

During the quarter ended March 31, 2004, the Firm financed the purchase of $648,000 of software and three years of related maintenance agreements. The Installment Payment Agreement is payable in twelve consecutive quarterly payments with an effective interest rate of 3.62%.

The Firm has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility will be adequate to meet the capital expenditure and the working capital requirements of current operations for at least the next twelve months and, additionally, will be adequate to support the acquisition of Hall, Kinion and Associates, Inc and, as adjusted by the additional borrowing capacity based on the addition of their receivables, to support the combined operations. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, (i) if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) we will be able to meet the financial covenants contained in the Credit Facility in order to obtain the additional $5 million of borrowing capacity. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions, including the acquisition of Hall Kinion, and possible additional stock repurchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Firm is exposed to a variety of risks, including changes in interest rates on borrowings. As of May 10, 2004, the notional value of outstanding interest rate swap agreements of $22 million is equal to the amount outstanding under the Credit Facility. Therefore, changes in interest rates will currently not affect the Firm’s interest expense. The Firm does not engage in trading market risk sensitive instruments for speculative purposes. The Firm believes that effects on it of changes in interest rates are limited and would not have a material impact on its financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

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

The following table provides information about purchases by the Firm during the quarter ended March 31, 2004 of equity securities that are registered by the Firm pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under Credit Facility	Amount available under board authorization
January 2004	34,510	$10.40	—
February 2004	—	—	—
March 2004	—	—	—

Total	34,510	$10.40	—	$24,641,096	$10,511,680

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation(1)

3.1a	Articles of Amendment to Articles of Incorporation(5)

3.1b	Articles of Amendment to Articles of Incorporation(5)

3.1c	Articles of Amendment to Articles of Incorporation(5)

3.1d	Articles of Amendment to Articles of Incorporation(6)

3.1e	Articles of Amendment to Articles of Incorporation(4)

3.2	Amended and Restated Bylaws(1)

3.2a	Amendment to the Amended & Restated Bylaws(5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent(2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000(3)

4.9	Form of Stock Certificate(1)

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.

(5)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.

(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.

(b) Reports:

On February 4, 2004, the Firm filed a Current Report on Form 8-K in which it disclosed under Items 7 and 12 a press release announcing the results of operations for the year ended December 31, 2003.

On March 11, 2004, the Firm filed a Current Report on Form 8-K in which it disclosed under Items 5 and 7 a press release commenting on the proposed merger with Hall, Kinion & Associates, Inc.

On April 6, 2004, the Firm filed a Current Report on Form 8-K in which it disclosed under Items 5 and 7 a press release announcing the execution of an amended and restated merger agreement with Hall, Kinion & Associates, Inc.

On April 12, 2004 the Firm filed a Current Report on Form 8-K in which it disclosed under Item 5 the finalization of a state tax audit.

On April 27, 2004, the Firm filed a Current Report on Form 8-K in which it disclosed under Items 7 and 12 a press release announcing the results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

By:	/s/ Derrell E. Hunter
Derrell E. Hunter Chief Financial Officer

By:	/s/ David M. Kelly
David M. Kelly Vice President Chief Accounting Officer

Date: May 10, 2004