Form 10-Q
period 2004-06-30
KFORCE  INC
filed 2004-08-09
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of August 9, 2004 the registrant had 36,859,026 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1.	FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$509	$13,715
Trade receivables, net of allowance for doubtful accounts and fallouts of $7,979 and $5,624, respectively	94,784	62,274
Prepaid expenses and other current assets	7,613	3,055

Total current assets	102,906	79,044
Fixed assets, net	7,205	7,422
Other assets, net	22,015	12,053
Goodwill	131,428	61,798

Total assets	$263,554	$160,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$21,104	$12,949
Accrued payroll costs	37,028	20,523
Bank overdrafts	3,973	3,389

Total current liabilities	62,105	36,861
Long-term debt under bank credit facility	40,666	22,000
Other long-term liabilities	14,898	10,051

Total liabilities	117,669	68,912

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 55,038 and 48,903 issued, respectively	550	489
Additional paid-in capital	250,455	197,660
Unamortized stock-based compensation	(723)	(863)
Accumulated other comprehensive income (loss)	4	(151)
Accumulated deficit	(6,320)	(7,638)
Less reacquired shares at cost; 18,315 and 18,350 shares, respectively	(98,081)	(98,092)

Total stockholders’ equity	145,885	91,405

Total liabilities and stockholders’ equity	$263,554	$160,317

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net service revenues	$152,162	$123,165	$282,370	$246,889
Direct costs of services	104,901	84,360	196,401	169,667

Gross profit	47,261	38,805	85,969	77,222
Selling, general and administrative expenses	45,410	36,868	82,431	73,474
Depreciation, amortization and asset disposals	1,209	1,132	2,100	2,275

Income from operations	642	805	1,438	1,473
Other expense, net	391	119	682	508

Income before income taxes	251	686	756	965
Income tax benefit	—	—	562	10

Net income	251	686	1,318	975
Other comprehensive income (loss):
Change in fair value of cash flow hedges	196	(219)	155	(296)

Comprehensive income	$447	$467	$1,473	$679

Earnings per share – Basic	$.01	$.02	$.04	$.03

Weighted average shares outstanding – Basic	32,424	30,836	31,590	30,512

Earnings per share – Diluted	$.01	$.02	$.04	$.03

Weighted average shares outstanding – Diluted	34,374	31,039	33,642	30,608

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS)

Six Months Ended June 30, 2004
Common stock – shares:
Shares at beginning of period	48,903
Exercise of stock options	230
Issuance of restricted stock	205
Stock issued for business acquired	5,700

Shares at end of Period	55,038

Common stock – par value:
Balance at beginning of period	$489
Exercise of stock options	2
Issuance of restricted stock	2
Stock issued for business acquired	57

Balance at end of Period	$550

Additional paid in capital:
Balance at beginning of period	$197,660
Exercise of stock options	1,089
Employee stock purchase plan	(69)
Issuance of restricted stock	817
Stock issued for business acquired	50,958

Balance at end of Period	$250,455

Unamortized stock based compensation:
Balance at beginning of period	$(863)
Issuance of restricted stock	(819)
Amortization of stock-based compensation	959

Balance at end of Period	$(723)

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(151)
Change in fair value of cash flow hedges, net of taxes	155

Balance at end of Period	$4

Accumulated deficit:
Balance at beginning of period	$(7,638)
Net income	1,318

Balance at end of Period	$(6,320)

Treasury stock – shares:
Shares at beginning of period	18,350
Employee stock purchase plan	(69)
Repurchase of common stock	34

Shares at end of Period	18,315

Treasury stock – cost:
Balance at beginning of period	$(98,092)
Employee stock purchase plan	370
Repurchase of common stock	(359)

Balance at end of Period	$(98,081)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$1,318	$975
Adjustments to reconcile net income to cash provided by (used in ) operating activities:
Depreciation and amortization	1,878	2,175
Loss on asset sales/disposals	222	100
Provision for bad debts on accounts receivable and fallouts	(7)	346
Amortization of stock based compensation	959	165
Amortization of hedge interest	—	243
Gain on cash surrender value of company owned life insurance	(79)	(630)
Deferred compensation expense, net	20	459
(Increase) decrease in operating assets:
Trade receivables	(15,749)	(13)
Prepaid expenses and other current assets	(2,420)	(104)
Other assets, net	(278)	130
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(1,402)	144
Accrued payroll costs	12,362	4,518
Bank overdrafts	583	1,260
Other long-term liabilities	(85)	(1,115)

Cash provided by (used in) operating activities	(2,678)	8,653

Cash flows used by investing activities:
Acquisition, net of cash received	(27,807)	—
Capital expenditures, net	(2,500)	(497)

Cash used in investing activities	(30,307)	(497)

Cash flows from financing activities:
Proceeds from bank line of credit	18,666	—
Proceeds from capital expenditure financing	432	—
Repayment of capital expenditure financing	(51)	—
Proceeds from exercise of stock options	1,091	29
Repurchase of common stock	(359)	—

Cash provided by financing activities	19,779	29

Increase (decrease) in cash and cash equivalents	(13,206)	8,185
Cash and cash equivalents at beginning of period	13,715	1,053

Cash and cash equivalents at end of period	$509	$9,238

Supplemental Cash Flow Information:
Cash (refunded) paid during the period for:
Income taxes	$(197)	$(87)
Interest	349	593
Supplemental non-cash transaction information:
Deferred compensation plan match	—	80
Employee stock purchase plan	301	314
Increase (decrease) in cash flow hedges	155	(296)
Issuance of stock in acquisition	51,015	—
Cash used in connection with acquisition, net:
Transaction costs	$(12,236)
Payment of acquired business bank line of credit	(10,638)
Payment of 2003 OnStaff earnout	(4,210)
Buyout of future OnStaff earnout	(2,500)
Payment of acquired business long-term liability	(1,050)
Cash received in acquisition	2,827

	$(27,807)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries (the “Firm”) is a provider of professional staffing services in 80 locations in 45 markets in the United States. The Firm provides its clients staffing services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) staffing specialties. The Firm provides flexible staffing services (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. The Firm serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

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

Allowance for Doubtful Accounts and Fallouts. The Firm has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and performs an ongoing analysis of factors including write off trends, changes in economic conditions, and concentration of accounts receivable among clients. As of June 30, 2004, the allowance as a percentage of gross accounts receivable was 7.8%, no single client had a receivable balance greater than 3.9% of total accounts receivable; and the largest ten clients represented approximately 22.5% of the total accounts receivable balance.

Fixed Assets. Fixed assets are carried at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which range from three to fifteen years.

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

Capitalized Software. The Firm purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. The Firm accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. The Firm capitalized development stage implementation costs of $271 during the three months ended June 30, 2004.

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

Stock-Based Compensation. SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Firm continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Firm had applied the fair value recognition provisions of SFAS 148 to stock-based employee and non-employee compensation. As of June 30, 2004, the Firm had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. The Firm applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Had compensation cost for the Firm’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 148, the Firm’s net income (loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated below:

	Pro Forma Earnings Per Share
	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss):
As Reported	$251	$686	$1,318	$975
Compensation expense per SFAS 123.	(1,147)	(711)	(2,298)	(1,381)
Tax benefit	—	—	—	—

Pro forma net loss	$(896)	$(25)	$(980)	$(406)

Earnings (loss) per share:
Basic:
As Reported	$.01	$.02	$.04	$.03
Pro forma	$(.02)	$.00	$(.03)	$(.01)
Diluted:
As Reported	$.01	$.02	$.04	$.03
Pro forma	$(.03)	$.00	$(.03)	$(.01)

The Firm has not included any tax benefit associated with the compensation expense per SFAS 148, for 2004 and 2003, because any tax benefit would be eliminated through the recording of a valuation allowance for those years. For purposes of determining the compensation expense per SFAS 148, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: Dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%.

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

Accounting for Derivatives. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Firm’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The Firm does not enter into or hold derivatives for trading or speculative purposes. The fair value of the Firm’s interest rate swap agreements is based on dealer quotes. In the unlikely event that the counterparty fails to perform under the contract, the Firm bears the credit risk that payments due to the Firm, if applicable, may not be collected. The Firm policy requires a credit rating of at least BBB by Standard and Poor’s or Baa3 by Moody’s for any counterparty.

Earnings Per Share. Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested restricted stock grants.

Options to purchase 1,701 and 4,664 shares of common stock and 0 and 212 shares of restricted stock for the three months ended June 30, 2004 and 2003, respectively, and options to purchase 1,700 and 5,608 shares of common stock and 0 and 212 shares of restricted stock for the six months ended June 30, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because these options and restricted stock shares were anti-dilutive. The dilutive effect of options to purchase 4,721 and 1,485 shares of common stock and 286 and 192 shares of restricted stock are included in the computation of diluted earnings per share for the three months ended June 30, 2004 and 2003, respectively. The dilutive effect of options to purchase 4,722 and 540 shares of common stock and 286 and 192 shares of restricted stock are included in the computation of diluted earnings per share for the six months ended June 30, 2004 and 2003, respectively.

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

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft proposing to amend SFAS 123 and SFAS 95, “Statement of Cash Flows” to provide current guidance on accounting for stock options and related items. The proposed standard would eliminate the choice of accounting for such transactions under APB 25 and instead generally require that share-based payments be accounted for using a fair-value based method beginning in 2005. The Firm is currently evaluating the impact of this proposed standard on its financial condition, results of operations and cash flows.

NOTE B — STOCKHOLDERS’ EQUITY

During the first quarters of 2004 and 2003, the Firm granted 88 and 192 shares, respectively, of restricted stock to certain members of senior management. The shares vest at the end of two year periods. Upon issuance of 2004 and 2003 restricted stock shares, unearned compensation of $819 and $326, respectively, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. These amounts are currently being amortized over the two-year vesting period, and $143 and $286 was included in compensation expense during the three and six months ended June 30, 2004, respectively.

In January 2002, the Firm issued 224 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five year period with an acceleration clause if certain Kforce common stock price thresholds were met. Upon issuance of stock under the plan, unearned compensation of $1,106, which is equivalent to the market value at the date of the grant, net of forfeitures, was charged to stockholders’ equity. This amount was being amortized, using the straight-line method, over the five year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because the Firm had been amortizing the value of such restricted stock on a straight line basis over the five year period, and the stock price threshold was not met on or prior to December 31, 2003, the Firm was required to record the unamortized balance of $673 as compensation expense in the period when the stock price threshold was achieved, which was during the first quarter of 2004.

NOTE C – CONTINGENCIES

The Firm is involved in a number of claims and lawsuits that arise in the ordinary course of business. Although management does not expect any of these claims or lawsuits to have a material adverse effect on the Firm’s financial condition, such matters are subject to inherent uncertainties and risks.

NOTE D – ACQUISITIONS

On June 7, 2004, the Firm acquired 100% of the outstanding common stock of Hall, Kinion and Associates Inc. and its subsidiaries (“Hall Kinion”). This transaction was accounted for in accordance with SFAS 141, “Business Combinations”, using the purchase method. The results of Hall Kinion’s operations, since the date of acquisition, have been included in the Firm’s consolidated financial statements. Hall Kinion specialized in providing technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. As a result of this acquisition, the Firm expanded its market presence by adding 18 offices, not including those offices already combined with existing Kforce offices. The acquisition also expanded the Firm’s service offerings in technology and finance and accounting in certain market segments.

As consideration for the purchase of the common stock, the Company issued 5,700 shares of Kforce stock at a price of $8.95 a share, the market price of the shares on the date of issuance, with a total addition to equity of $51,015. The Firm also incurred $13,695 in transaction costs, which includes $1,459 of transaction costs paid in 2003. Additionally, the Firm assumed net liabilities of $12,420 and bought out potential future earnouts related OnStaff for $2,500.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$2,827
Other current assets	18,892
Furniture and equipment	289
Other assets	154

Total assets acquired	22,162

Current liabilities	14,002
Long-term debt	10,638
Other long term liabilities	9,942

Total liabilities assumed	34,582

Net liabilities assumed	$12,420

Preliminarily, $10,000 of the excess purchase price was allocated to acquired intangible assets and is included in “Other assets, net” in the accompanying balance sheet. Such value is expected to be assigned to customer lists and contracts and employee non-compete and non-solicitation agreements that have weighted average useful lives of approximately 4 years.

The $69,630 of remaining excess purchase price was assigned to goodwill. This goodwill has been allocated to the Technology and Finance and Accounting business segments. This goodwill is not anticipated to be deductible for tax purposes. The final allocation of purchase price is expected to be completed by December 31, 2004, when the values assigned to assets and liabilities have been finalized.

The following unaudited proforma consolidated financial information for the Firm gives effect to the acquisition of Hall Kinion as if it had occurred on January 1, 2003. These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues	$178,341	$165,775	$339,868	$328,479
Net income (loss)	$(3,467)	$1,067	$(4,616)	$(2,703)
Basic income (loss) per share	$(.09)	$.03	$(.13)	$(.07)
Diluted income (loss) per share	$(.09)	$.03	$(.13)	$(.07)
Basic shares outstanding	36,620	36,535	36,538	36,211
Diluted shares outstanding	36,620	36,738	36,538	36,211

NOTE E — SEGMENT ANALYSIS

The Firm reports segment information in accordance with SFAS 131, “Disclosures about Segments of Enterprise and Related Information”, which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operational decisions and addressing performance as the source of determining the Firm’s reportable segments. The Firm’s internal reporting follows its three functional service offerings: Tech, FA and HLS.

Historically, and through June 30, 2004, the Firm has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Tech	FA	HLS	TOTAL
Three months ended June 30:
2004
Net Service Revenue
Flex	$67,649	$36,119	$38,526	$142,294
Search	2,527	6,361	980	9,868

Total Revenue	$70,176	$42,480	$39,506	$152,162

Gross Profit	$19,336	$16,414	$11,511	$47,261
2003
Net Service Revenue
Flex	$53,525	$24,828	$36,845	$115,198
Search	1,918	4,965	1,084	7,967

Total Revenue	$55,443	$29,793	$37,929	$123,165

Gross Profit	$15,672	$11,952	$11,181	$38,805

Six months ended June 30:
2004
Net Service Revenue
Flex	$125,251	$64,633	$74,268	$264,152
Search	4,575	11,803	1,840	18,218

Total Revenue	$129,826	$76,436	$76,108	$282,370

Gross Profit	$34,708	$29,684	$21,577	$85,969
2003
Net Service Revenue
Flex	$106,592	$50,759	$73,314	$230,665
Search	3,843	10,041	2,340	16,224

Total Revenue	$110,435	$60,800	$75,654	$246,889

Gross Profit	$30,362	$24,448	$22,412	$77,222

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of the Firm’s website at www.kforce.com.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”). Additional written or oral forward-looking statements may be made by the Firm from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, growth, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of the Firm, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “plans”, “believes” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At August 9, 2004, we operated 80 field offices in 45 markets and provide services in 45 states through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and Med Records, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 93.5% of our revenues for the quarter ended June 30, 2004. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SGA”)

along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 19% of revenues for the quarter ended June 30, 2004. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 30% of the applicable market and that no single firm has a larger than 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

We believe 2003 may have been a bottoming-out year for the economy and for the staffing industry after having declined for approximately three years. After several false starts, positive signs of increased demand for staffing services began in the latter part of the year. These positive economic trends have continued in the first six months of 2004. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers, that Flex demand generally increases before demand for permanent placements increases, that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe are enhanced by the streamlining of our operations and centralizing certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success.

Acquisition of Hall, Kinion & Associates, Inc.

On June 7, 2004, the Firm acquired 100% of the outstanding common stock of Hall, Kinion and Associates Inc. (“Hall Kinion”) and its subsidiaries in exchange for approximately 5.7 million shares of Kforce stock. Hall Kinion’s first quarter 2004 and full year 2003 revenues were $30.3 million and $156.9 million, respectively. The results of Hall Kinion’s operations since the date of acquisition have been included in the Firm’s consolidated financial statements. Hall Kinion specialized in providing technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. The results of the technology and finance and accounting businesses (previously provided by Hall Kinion’s “OnStaff” group) are included in the Firm’s Technology and Finance and Accounting business segments, respectively.

As a result of this acquisition, the Firm expanded its market presence by adding 18 offices, not including 25 offices that have been collocated with existing Kforce offices. The acquisition also expanded the Firm’s service offerings in technology and finance and accounting in certain market segments. We believe the integration of the operations of Hall Kinion into Kforce had been substantially completed at June 30, 2004. The Firm expects the acquisition to have a positive effect on revenues, net income and earnings per share beginning in the third quarter of 2004.

Details of the terms of the acquisition are included in a Registration Statement on Form S-4 that we filed on December 24, 2003, and amended on February 9, 2004, April 13, 2004, May 3, 2004 and May 5, 2004, which should be read in conjunction with this Form 10-Q.

Kforce anticipates continued growth which may be either organic or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial.

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

Allowance for Doubtful Accounts and Fallouts

The Firm has established an allowance for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and performs an ongoing analysis of factors including write off trends, changes in economic conditions, and concentration of accounts receivable among clients. As of June 30, 2004, the allowance as a percentage of gross accounts receivable was 7.8%; no single client had a receivable balance greater than 3.9% of total accounts receivable; and the largest ten clients represent approximately 22.5% of the total accounts receivable balance. The Firm incurred significant write offs of accounts receivable in certain prior periods and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-offs of acquired receivables could be materially greater than that recently experienced by the Firm. This is especially true if the economic conditions deteriorate. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

The Firm incurred net losses for each of the four years ending December, 31, 2002, and, as a result, has significant net operating loss carryforwards (NOLs) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. The Firm also acquired certain deferred tax assets from Hall Kinion which have also been fully reserved. The Firm had net income during the quarters ended June 30, 2004 and March 31, 2004 and each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. The Firm does not believe that six quarters of net income, in the context of substantial losses over the preceding four years and the corresponding uncertainty of future operating earnings, justifies changing the conclusion reached at December 31, 2002. Therefore, provisions of income tax expense, that would otherwise be recorded on any income before taxes will continue to be substantially offset. A change in the conclusion to carry these valuation allowances would have the effect of immediately recognizing substantial income tax benefits on the Firm’s historical NOLs and

\reducing goodwill by any amount of reserve reversed related to the acquired NOLs. Should the Firm continue to be profitable as currently expected, some or all of the valuation allowances may be reversed in the fourth quarter of 2004.

Additionally, the Firm has an annual limitation on its use of Hall Kinion NOLs acquired under Section 382 of the Internal Revenue Code. The maximum annual usage of the acquired NOL is expected to be approximately $3.0 million.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with accounting standards first applicable in 2002. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for the Firm are Tech, FA, and HLS. Although not required, we may use independent outside experts to assist in performing such valuations. An independent expert valuation was performed in 2002, and management followed a similar methodology to reach its conclusion in 2003. To the extent that economic conditions or the actual business activities and prospects of the Firm are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. The annual assessment for 2003 found that no impairment existed at December 31, 2003. The Firm intends to perform the required annual testing no later than the fourth quarter of 2004.

Impairment of Long-Lived Assets

The Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In the Firm’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (not goodwill) from acquisitions, which are being depreciated or amortized. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. No such write-offs were recorded in the year ended December 31, 2003 or in the quarter ended March 31, 2004. During the quarter ended June 30, 2004, $214,000 of expense was included in depreciation, amortization and asset disposals for assets which were determined to be impaired in relation to the sublease of a field office. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

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

Accrued Bonuses

The Firm pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of measures of quarterly and annual performance. Executive and corporate bonuses are accrued for payment near year end, based in part upon anticipated annual results compared to annual budgets. Field management bonuses are a component of approved compensation plans which specify individual incentive target levels based on actual versus planned results. Variances in revenue, gross margin, sales, general and administrative expenses or net income at a consolidated, segment or individual manager level can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

RESULTS OF OPERATIONS

Kforce saw a return to profitability in 2003 despite continuous challenges in the macro-economic environment. The profitability has continued in the first two quarters of 2004 and we believe the expected stabilization of the economic outlook will allow for continued improving trends in the staffing industry and growth opportunities across our business lines in terms of both revenue and profitability. We believe this is particularly true in the Flex component of our revenues, which historically has shown growth during the early stages of an economic recovery. In the quarter ended June 30, 2004, our Search business showed a $1.5 million increase over the quarter ended March 31, 2004; however it remains difficult to predict future growth in our Search business.

Key components to our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

The acquisition of Hall Kinion, effective on June 7, 2004, as discussed above, impacts our financial results and business drivers in the quarter ended June 30, 2004. As a result of our successful integration efforts, revenues and costs contributed by the acquired entity are merged into the Kforce business segments. However, based upon revenue trends of the Firm at the time of the acquisition, we believe the revenue contribution related to the acquired business to be between $9 million and $11 million, which did not affect HLS and primarily affects the Flexible Billings portion of the Technology and Finance and Accounting business segments. We also believe that the gross margin percentages in the Finance and Accounting segment were negatively impacted by the acquisition and that a portion of the increase in SG&A is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended June,		Six months ended June,
	2004	2003	2004	2003
Net Service Revenue by Segment:
Tech	46.1%	45.0%	46.0%	44.7%
FA	27.9	24.2	27.0	24.6
HLS	26.0	30.8	27.0	30.7

Net service revenues	100.0%	100.0%	100.0%	100.0%
Revenue by Time:
Flex	93.5%	93.5%	93.5%	93.4%
Search	6.5	6.5	6.5	6.6

Net service revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	31.1%	31.5%	30.4%	31.3%
SGA	29.8%	29.9%	29.2%	29.8%
Depreciation, amortization and asset disposals	0.8%	0.9%	0.7%	0.9%
Income before taxes	0.2%	0.6%	0.3%	0.4%
Net income	0.2%	0.6%	0.5%	0.4%

Results of Operations for each of the Three and Six Months Ended June 30, 2004 and 2003.

Net service revenues. Net service revenues increased 23.5% and 14.4%, respectively, to $152.2 million and $282.4 million for the three and six months ending June 30, 2004, as compared to $123.2 million and $246.9 million for the same periods in 2003. The increase was comprised of a $1.9 million and a $2.0 million increase in Search and a $27.1 million and a $33.5 million increase in Flex revenues for the three and six months ended June 30, 2004, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2004 Revenue	$67,649	$2,527
2003 Revenue	53,525	1,918
Percent Increase	26.4%	31.7%
FA
2004 Revenue	$36,119	$6,361
2003 Revenue	24,828	4,965
Percent Increase	45.5%	28.1%
HLS
2004 Revenue	$38,526	$980
2003 Revenue	36,845	1,084
Percent Increase (Decrease)	4.6%	(9.6)%

Six months ended (in 000’s)
Tech
2004 Revenue	$125,251	$4,575
2003 Revenue	106,592	3,843
Percent Increase	17.5%	19.0%
FA
2004 Revenue	$64,633	$11,803
2003 Revenue	50,759	10,041
Percent Increase	27.3%	17.5%
HLS
2004 Revenue	$74,268	$1,840
2003 Revenue	73,314	2,340
Percent Increase (Decrease)	1.3%	(21.4)%

All three of the Firm’s business segments showed revenue growth for the three and six months ended June 30, 2004 as compared to the same periods in 2003.

Flexible Billings. Exclusive of the estimated revenue contribution from the acquisition, we believe that the Flex revenue in the Tech and FA segments of the Kforce business would have grown approximately 8% and 12%, respectively, compared to the quarter ended March 31, 2004 and approximately 16% and 28%, respectively, compared to the prior year’s quarter ended June 30, 2003. HLS revenues, which were unaffected by the acquisition, grew 7.8% compared to the quarter ended March 31, 2004 and 4.6% compared to the quarter ended June 30, 2003. The primary drivers of Flex billings are the number of hours billed, bill rate per hour and, to a limited degree, the amount of expenses incurred by the Firm that are billable to the client. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Improvements in economic conditions are shown in the increase in hours billed, but a shift in our client base to larger client contracts has been negatively impacting the margin on some of the new business.

Changing market share, coupled with overall changes in opportunities as the result of an economic recovery are the main factors contributing to increasing hours billed. Total hours billed increased 29.8% to 3.4 million hours and 18.4% to 6.2 million hours for the three and six months ended June 30, 2004 from 2.6 million hours and 5.2 million hours for the same periods in 2003, although HLS hours decreased for the six month period. Flex hours billed for the three and six months ended June 30, by segment, were as follows:

	2004	2003	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,219	926	31.6%
FA	1,315	860	53.0%
HLS	847	819	3.5%

Total Hours Billed	3,381	2,605	29.8%
Six Months Ended (in 000’s)
Tech	2,264	1,812	25.0%
FA	2,308	1,783	29.4%
HLS	1,636	1,649	(0.8)%

Total Hours Billed	6,208	5,244	18.4%

Billable expenses had modest increases for the three and six months ended June 30, 2004, as compared to the same periods in 2003. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. The increases in Tech and FA are attributable to increases in project work. Flex billable expenses included in revenue by segment for the three and six months ended June 30, were:

	2004	2003	Increase (Decrease)
Three Months Ended
Tech	$653	$415	57.2%
FA	262	254	3.5%
HLS	2,142	2,091	2.5%

Total Billable Expenses	3,057	2,760	10.8%

Six Months Ended
Tech	1,244	1,036	20.2%
FA	523	378	38.5%
HLS	3,895	3,973	(2.0)%

Total Billable Expenses	5,662	5,387	5.1%

Search Fees. The increase in Search fees is primarily attributable to an increase in the total number of placements. Total placements increased 23.5% to 826 and 9.8% to 1,540 respectively for the three and six months ended June 30, 2004 from 669 and 1,403 for the same periods in 2003. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that less than $200,000 of Search revenue in the quarter ended June 30, 2004, related to the acquired business.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 21.8% to $47.2 million and 11.3% to $86.0 million for the three and six months ended June 30, 2004, respectively, from $38.8 million and $77.2 million for the same periods in 2003. Gross profit as a percentage of net service revenues decreased to 31.1% and 30.4% for the three and six months ended June 30, 2004, respectively, as compared to 31.5% and 31.3% for the same periods in 2003.

The increase in gross profit is attributable to increases in volume for Search and Flex offset by decreases in the spread between bill rate and pay rate (“Flex Rate”) for the three and six months ended June 30, 2004 as compared to the same periods in 2003. The increase in Flex gross profit for the three months ended June 30, 2004, as compared to the three months ended June 30, 2003, was $6.6 million, resulting from a $8.6 million increase in volume net of a $2.0 million decrease in Flex Rate. The increase in Flex gross profit for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was $6.8 million, resulting from a $10.5 million increase in volume net of a $3.8 million decrease in Flex Rate. The increase in Search gross profit of $1.9 million and $2.0 million for the periods ended June 30, 2004, compared to the same periods in 2003, was comprised of a $1.8 million increase in volume and a $57,000 increase in rate for the three months and a $1.6 million increase in volume and a $417,000 increase in rate for the six months.

Changes in total gross profit percentage by segment for the three and six months ended June 30, 2004 were as follows:

	2004	2003	Increase (Decrease)
Three Months Ended
Tech	24.0%	24.8%	(3.2)%
FA	38.6%	40.1%	(3.7)%
HLS	29.1%	29.5%	(1.4)%

Total	31.1%	31.5%	(1.3)%
Six Months Ended
Tech	23.2%	24.0%	(3.3)%
FA	38.8%	40.2%	(3.5)%
HLS	28.4%	29.6%	(4.1)%

Total	30.4%	31.3%	(2.9)%

The decrease in total gross profit percentage for the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily the result of decreases in Flex gross profit percentage.

Flex gross profit, year over year, has been negatively impacted by a shift in our client base to larger client contracts which provide a higher volume of business but often have lower margins. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. In some cases, gross profit percentages for Flex have been negatively impacted over the past year by customer pressure to reduce bill rates and our inability to lower consultant pay rates in response to customer pressures. However, this trend of a reduction of the spread between bill rates and pay rates appears to have subsided in the second quarter of 2004. In fact, this spread improved from the first quarter to the second quarter of 2004 in our Tech business and appears to be stable to improving in our other businesses. Below is a table detailing Flex gross profit percentages for the three and six months ended June 30, by segment.

	2004	2003	Increase (Decrease)
Three Months Ended
Tech	24.9%	25.7%	(3.1)%
FA	27.8%	28.1%	(1.1)%
HLS	27.3%	27.4%	(0.4)%

Total	26.3%	26.8%	(1.9)%

Six Months Ended
Tech	24.1%	24.9%	(3.2)%
FA	27.7%	28.4%	(2.5)%
HLS	26.6%	27.4%	(2.9)%

Total	25.6%	26.4%	(3.0)%

Selling, general and administrative expenses. Selling, general and administrative (“SGA”) expenses increased to $45.4 million and to $82.4 million, respectively, for the three and six months ended June 30, 2004, as compared to $36.9 million and $ 73.5 million for the same periods in 2003. The increase in SGA expense for the period ended June 30, 2004, as compared to the same periods in the prior year, is partially due to increases in compensation expense as discussed below. Also contributing to the increase in SGA were additional costs related to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses, as well as a charge to accelerate the expense of lease costs to be incurred on a field office as discussed below. Even with such non-recurring items in 2004, SGA expenses as a percentage of net service revenues decreased to 29.8% and 29.2% in the three and six months ended June 30, 2004, respectively, compared to 29.9% and 29.8% for the same periods in 2003.

Total commissions, compensation, payroll taxes, and benefits costs were $33.5 million and $61.8 million which represented 73.8% and 75.0% of total SGA in 2004 for the three and six months ended June 30, 2004, respectively, and $25.0 million and $51.4 million for the same periods in 2003, respectively, which represented 67.7% and 69.9% of total SGA in 2003. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the larger business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years and the acceleration of the restricted stock expense in January 2004 as discussed below. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with the Firm’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

In January 2002, the Firm issued 223,800 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five year period with an acceleration clause if certain Kforce common stock price thresholds were met. During 2003 and 2002, $221,000 and $212,000, respectively, were charged to compensation expense for the straight-line amortization of vesting over the five year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because the Firm had been amortizing the value of such restricted stock on a straight line basis over the five year period, and the stock price threshold had not been met on or prior to December 31, 2003, the Firm was required to record the unamortized balance of $673,000 as compensation expense in the period when the stock price threshold was achieved, which was the first quarter of 2004.

In addition to those activities undertaken to improve efficiencies, the Firm has managed its accounts receivable to minimize write-offs. The Firm’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SGA as a percentage of revenue. Bad debt expense was $222,000 and a credit to expense of $2,000 for the three and six months ended June 30, 2004 as compared to an expense of $108,000 and $358,000 for the same periods in 2003, while an appropriate allowance for doubtful accounts has been maintained.

On April 19, 2004, Kforce finalized a sublease and a new lease agreement for the moving of one of our field offices that will save the Firm approximately $800,000 of cash lease costs over the next four years, but required recording approximately $549,000 of non-cash expense in SGA and $214,000 in depreciation, amortization and asset disposals in the second quarter of 2004, followed by reduced lease costs over the next four years of approximately $1.5 million.

We believe that SGA expenses as a percentage of revenue should decrease in future quarters since substantially all of the nonrecurring integration costs related to the acquisition have been incurred and we expect to begin to realize cost synergies from the transaction.

Depreciation amortization and asset disposals. Depreciation, amortization and asset disposals increased 6.8% to $1.2 million and decreased 7.7% to $2.1 million for the three and six months ended June 30, 2004, compared to $1.1 million and $2.3 million for the same periods in 2003. The increase in expense for the periods ended June 30, 2004, as compared to the same periods in 2003, was primarily due to disposal of assets related to the field office subleased. The Firm has reclassified gains and losses on disposal of assets from other expense to the depreciation and amortization section of the income statement in order to comply with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During the quarter ended June 30, 2004, 222,000 of non-cash expense related to the disposal of leaseholds and furniture was included in depreciation, amortization and asset disposals.

The Firm has purchased and plans to implement new front office and related computer software in early 2005, which we believe will enhance the efficiency and productivity of our sales and delivery activities, as well as order, time entry, billing and cash receipt processes, and also will improve customer service. The Firm has incurred implementation costs of $271,000 in the quarter ended June 30, 2004, which were capitalized, and will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net, increased $272,000 and $174,000 for the three and six months ended June 30, 2004, compared to the same periods in 2003. The increase was primarily due to an increase in interest expense, as a result of the increase in debt balances related to the acquisition of Hall Kinion and a reduction in interest income due to the reduction of cash and cash equivalents from growth in the Kforce business prior to the acquisition.

Income before taxes. Income before taxes for the three and six months ended June 30, 2004, decreased to $251,000 and $756,000 as compared to income before taxes of $686,000 and $965,000 for the same periods in 2003, as a result of the factors discussed above.

Benefit from income taxes. The Firm recorded a valuation allowance on its net current and non-current deferred tax assets in the fourth quarter of 2002. Accordingly, no net income tax expenses or benefits are recorded except for items such as prior year refunds or state tax expense for which no corresponding net operating loss carryforwards are available. A change in the conclusion to carry these reserves would have the effect of immediately recognizing substantial income tax benefits on the Firm’s historical NOLs and reducing goodwill by any amount of allowance reversed related to the acquired NOLs. Should the Firm continue to be profitable as currently expected, some or all of the valuation allowances may be reversed in the fourth quarter of 2004.

There was no benefit or expense from income taxes for the three months ended June 30, 2004 and 2003. Benefit from taxes for the six months ended June 30, 2004 was $562,000 as compared to an income tax benefit of $10,000 for the same period in 2003. The 2004 benefit was the result of the finalization of a state income tax audit which resulted in a refund received from the state of $153,000 and the reversal of a previously recorded liability relating to this matter of $409,000.

Net income. Net income decreased to $251,000 and increased to $1.3 million for the three and six months ended June 30, 2004, respectively, as compared to $686,000 and $975,000 for the same periods in 2003, primarily as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations through cash generated by operating activities and cash available under our revolving credit facility. As highlighted in the Statements of Cash Flows, the Firm’s liquidity and available capital resources are impacted by four key components: existing cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $0.5 million on June 30, 2004, a decrease of $13.2 million from the $13.7 million at year-end 2003. As further described below, the Firm used $2.7 million of cash in operating activities, used $30.3 million of cash in investing activities and generated $19.8 million from financing activities during the six months ended June 30, 2004.

Operating Activities

During the six months ended June 30, 2004, cash flow used by operations was approximately $2.7 million, resulting primarily from increases in accounts receivable (related to increases in revenue) offset by increases in accrued payroll costs.

The Firm’s gross accounts receivable were $102.8 million at June 30, 2004, which was a $34.9 million increase from $67.9 million at the end of 2003. A portion of the increase is due to the acquisition of $18.8 million of Hall Kinion accounts receivable on June 7, 2004. As the Firm experiences growth in revenue, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At June 30, 2004, the Firm had $40.3 million in positive working capital in addition to its $0.5 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 1.66 at June 30, 2004.

Investing Activities

During the six months ended June 30, 2004, cash flow used in investing activities was approximately $30.3 million. The primary driver for the use of cash in investing activities was the acquisition of Hall Kinion. Cash uses during the six months ended June 30, 2004 related to the acquisition totaled $27.8 million, net of cash received of $2.8 million. Included in the acquisition costs are $12.2 million in transaction costs, $2.5 million to buyout future earnouts related to OnStaff and payments made by the Firm to pay off the acquired company’s $10.6 million debt balance and other acquired liabilities of $5.3 million.

Additionally, in order to improve the productivity and functionality of our sales force and our support operations, the Firm has used funds for capital expenditures of $2.5 million primarily for new front office and related software. The Firm anticipates capital expenditures for the second half of 2004 to be in the $1 to 1.5 million range, as it continues to develop this software for implementation. The Firm believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the six months ended June 30, 2004, cash flow provided by financing activities was approximately $19.8 million resulting primarily from $18.7 million in borrowings from our Credit Facility to fund increases in receivables resulting from growth in revenues, and transaction costs and other payments related to the acquisition of Hall Kinion. In addition, the Firm financed a portion of capitalized software at an attractive rate and received proceeds from the exercise of stock options net of the repurchase (to fund taxes due) of a portion of the common shares issued under the 2002 restricted stock plan.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of three banks led by Bank of America (“the Credit Facility”) was $40.7 million at June 30, 2004 and $22.0 million at December 31, 2003.

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

Our borrowings as of June 30, 2004 and August 9, 2004 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants, which increased during the prior periods and will continue to increase in future periods. The Firm is in compliance with the applicable covenants at June 30, 2004. In addition to the $40.7 million outstanding, the amount available under the Credit Facility as of June 30, 2004 was $19.7 million and $27.6 million was available as of August 9, 2004. The amounts available without triggering the debt covenants as of June 30, 2004 and August 9, 2004 were approximately $14.7 million and $22.6 million, respectively.

The Credit Facility contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions.

Our board of directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of June 30, 2004, we had repurchased approximately 19.0 million shares for $104.5 million; therefore, approximately $10.5 million was available under the current board authorization and $24.6 million was available under the current Credit Facility limitations, as of both June 30, 2004 and August 9, 2004. Additional stock repurchases could have a material impact on the Firm’s cash flow requirements for the next twelve months.

In March, April and May of 2003, we entered into four fixed interest rate swap contracts for a total notional amount of $22 million expiring in March and May of 2005. The contracts, which have been classified as cash flow hedges pursuant to SFAS 133, as amended, effectively convert $22 million of our outstanding debt under the Credit Facility to a fixed rate basis at an annual rate of LIBOR plus an average of 2.25%, thus reducing the impact of interest rate changes on future income.

Contractual Obligations and Commercial Commitments

Our Credit Facility bears interest at a fixed rate of approximately 5.0% for $ 22 million of the outstanding debt as the result of the hedges described above. The remaining debt balance currently bears interest at a rate of approximately 5.25%. At the current level of $40.7 million of debt interest expense would be approximately $2.1 million for one year.

Future minimum lease payments, including accelerated lease payments, under non-cancelable operating leases are summarized as follows:

	2004	2005	2006	2007	2008	Thereafter
Operating facilities	$4,137	$6,121	$4,094	$2,886	$2,514	$20,610
Accelerated leases on closed facilities	1,924	1,919	1,147	741	152	—
Computers	1,092	1,410	435	51	—	—
Furniture	204	408	296	6	5	3
Other Equipment	472	491	308	98	17	—

Total	$7,829	$10,349	$6,280	$3,782	$2,688	$20,613

The Firm provides letters of credit to certain vendors in lieu of cash deposits. The Firm currently has letters of credit totaling $4.8 million outstanding for facility lease deposits, workers compensation and property insurance obligations.

During the quarter ended March 31, 2004, the Firm financed the purchase of $648,000 of software and three years of related maintenance agreements. The Installment Payment Agreement is payable in twelve consecutive quarterly payments with an effective interest rate of 3.62%.

The Firm has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility will be adequate to meet the capital expenditure and working capital requirements of current operations for at least the next twelve months. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, (i) if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) we will be able to meet the financial covenants contained in the Credit Facility in order to obtain the additional $5 million of borrowing capacity. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Firm is exposed to a variety of risks, including changes in interest rates on borrowings. As of June 30, 2004, the notional value of outstanding interest rate swap agreements effectively convert $22.0 million of our $40.7 million of outstanding debt at a fixed rate, leaving the Firm exposed to changes in interest rates on the unhedged $18.7 million of debt. The Firm does not engage in trading market risk sensitive instruments for speculative purposes. The Firm believes that effects on it of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $187,000 on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

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

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The following table provides information about purchases by the Firm during the six months ended June 30, 2004 of equity securities that are registered by the Firm pursuant to Section 12 of the Exchange Act:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under credit facility	Amount available under board authorization
January 2004	34,510	$10.40	—
February 2004	—	—	—
March 2004	—	—	—
April 2004	—	—	—
May 2004	—	—	—
June 2004	—	—	—

Total	34,510	$10.40	—	$24,641,096	$10,511,680

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the second quarter of 2004, the Audit Committee of the Firm’s Board of Directors approved the performance of both audit and allowable non-audit services, constituting tax services and acquisition-related services, provided by the Firm’s external auditors, Deloitte and Touche, LLP and fees and fee arrangements related thereto.

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

On April 13, 2004 the Firm filed a Current Report on Form 8-K in which it disclosed under Item 5 the finalization of a state tax audit.

On April 27, 2004, the Firm filed a Current Report on Form 8-K in which it disclosed under Items 7 and 12 a press release announcing the results of operations for the quarter ended March 31, 2004.

On June 22, 2004, the Firm filed a Current Report on Form 8-K in which it disclosed under Items 2 and 7 a press release announcing its merger with Hall, Kinion & Associates, Inc.

On August 2, 2004, the Firm filed a Current Report on Form 8-K in which it disclosed under Items 7 and 12 a press release announcing the results of operations for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By:	/s/ DERRELL E. HUNTER
Derrell E. Hunter
Chief Financial Officer

By:	/s/ DAVID M. KELLY
David M. Kelly
Vice President Chief Accounting Officer
Date: August 9, 2004