Form 10-Q
period 2004-09-30
KFORCE  INC
filed 2004-11-05
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-26058

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

As of November 5, 2004 the registrant had 37,240,840 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$2,907	$13,715
Trade receivables, net of allowance for doubtful accounts and fallouts of $7,536 and $5,624, respectively	102,131	62,274
Income tax refund receivable	567	—
Prepaid expenses and other current assets	6,848	3,055

Total current assets	112,453	79,044

Fixed assets, net	7,428	7,422
Other assets, net	22,135	12,053
Goodwill	131,294	61,798

Total assets	$273,310	$160,317

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and other accrued liabilities	$17,733	$12,949
Accrued payroll costs	43,742	20,523
Bank overdrafts	5,503	3,389
Income taxes payable	250	—

Total current liabilities	67,228	36,861

Long-term debt under bank credit facility	39,000	22,000
Other long-term liabilities	13,749	10,051

Total liabilities	119,977	68,912

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 55,228 and 48,903 issued, respectively	552	489
Additional paid-in capital	251,427	197,660
Unamortized stock-based compensation	(580)	(863)
Accumulated other comprehensive income (loss)	11	(151)
Accumulated deficit	(272)	(7,638)
Less reacquired shares at cost; 18,263 and 18,350 shares, respectively	(97,805)	(98,092)

Total stockholders’ equity	153,333	91,405

Total liabilities and stockholders’ equity	$273,310	$160,317

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net service revenues	$188,862	$122,958	$471,232	$369,847
Direct costs of services	130,987	85,109	327,388	254,776

Gross profit	57,875	37,849	143,844	115,071

Selling, general and administrative expenses	50,131	35,175	132,562	108,649
Depreciation, amortization and asset disposals	1,556	1,051	3,656	3,326

Income from operations	6,188	1,623	7,626	3,096

Other expense, net	480	267	1,161	775

Income before income taxes	5,708	1,356	6,465	2,321

Income tax benefit (expense)	339	(2)	901	8

Net income	6,047	1,354	7,366	2,329

Other comprehensive income (loss):
Change in fair value of cash flow hedges	7	60	162	(237)

Comprehensive income	$6,054	$1,414	$7,528	$2,092

Earnings per share – Basic	$.16	$.04	$.22	$.08

Weighted average shares outstanding – Basic	36,912	30,653	33,365	30,528

Earnings per share – Diluted	$.16	$.04	$.21	$.08

Weighted average shares outstanding – Diluted	38,314	31,873	35,201	30,964

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS)

Nine Months Ended September 30, 2004
Common stock – shares:
Shares at beginning of period	48,903
Exercise of stock options	420
Issuance of restricted stock	205
Stock issued for business acquired	5,700

Shares at end of Period	55,228

Common stock – par value:
Balance at beginning of period	$489
Exercise of stock options	4
Issuance of restricted stock	2
Stock issued for business acquired	57

Balance at end of Period	$552

Additional paid in capital:
Balance at beginning of period	$197,660
Exercise of stock options	1,924
Employee stock purchase plan	68
Issuance of restricted stock	817
Stock issued for business acquired	50,958

Balance at end of Period	$251,427

Unamortized stock based compensation:
Balance at beginning of period	$(863)
Issuance of restricted stock	(819)
Amortization of stock-based compensation	1,102

Balance at end of Period	$(580)

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(151)
Change in fair value of cash flow hedges, net of taxes	162

Balance at end of Period	$11

Accumulated deficit:
Balance at beginning of period	$(7,638)
Net income	7,366

Balance at end of Period	$(272)

Treasury stock – shares:
Shares at beginning of period	18,350
Employee stock purchase plan	(121)
Repurchase of common stock	34

Shares at end of Period	18,263

Treasury stock – cost:
Balance at beginning of period	$(98,092)
Employee stock purchase plan	646
Repurchase of common stock	(359)

Balance at end of Period	$(97,805)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$7,366	$2,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,445	3,203
Loss on asset sales/disposals	211	123
Provision for (recovery of) bad debts on accounts receivable and fallouts	1,028	(399)
Amortization of stock-based compensation	1,102	284
Amortization of hedge interest	—	305
Gain (loss) on cash surrender value of company owned life insurance	207	(833)
Deferred compensation (reductions) expense, net	(264)	632
(Increase) decrease in operating assets:
Trade receivables	(24,130)	(474)
Prepaid expenses and other current assets	(1,922)	438
Income taxes, net	(149)	183
Other assets, net	(1,250)	82
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(4,673)	(801)
Accrued payroll costs	19,489	7,263
Bank overdrafts	2,114	290
Other long-term liabilities	(1,062)	207

Cash provided by operating activities	1,512	12,832

Cash flows used by investing activities:
Acquisition, net of cash received	(27,807)	—
Capital expenditures, net	(3,496)	(1,112)
Proceeds from sale of furniture and equipment	33	108

Cash used in investing activities	(31,270)	(1,004)

Cash flows from financing activities:
Proceeds from bank line of credit	17,000	—
Proceeds from capital expenditure financing	432	—
Repayment of capital expenditure financing	(51)	—
Proceeds from exercise of stock options	1,928	492
Repurchase of common stock	(359)	(146)

Cash provided by financing activities	18,950	346

(Decrease) increase in cash and cash equivalents	(10,808)	12,174
Cash and cash equivalents at beginning of period	13,715	1,053

Cash and cash equivalents at end of period	$2,907	$13,227

Supplemental Cash Flow Information:
Cash (refunded) paid during the period for:
Income taxes	$(295)	$(76)
Interest	1,313	935
Supplemental non-cash transaction information:
Deferred compensation plan match	—	81
Employee stock purchase plan	714	566
Increase (decrease) in cash flow hedges	162	(237)
Issuance of restricted stock	819	326
Issuance of stock in acquisition	51,015	—

Cash used in connection with acquisition, net:
Transaction costs	$(12,236)	—
Payment of acquired business bank line of credit	(10,638)	—
Payment of 2003 OnStaff earnout	(4,210)	—
Buyout of future OnStaff earnout	(2,500)	—
Payment of acquired business long-term liability	(1,050)	—
Cash received in acquisition	2,827	—

	$(27,807)	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries (the “Firm”) is a provider of professional staffing services in 81 locations in 45 markets in the United States. The Firm provides its clients staffing services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) staffing specialties. The Firm provides flexible staffing services (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. The Firm serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

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

Allowance for Doubtful Accounts and Fallouts. The Firm has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and performs an ongoing analysis of factors including write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. As of September 30, 2004, the allowance as a percentage of gross accounts receivable was 6.7%, no single client had a receivable balance greater than 3.8% of total accounts receivable and the largest ten clients represented approximately 19.5% of the total accounts receivable balance.

Fixed Assets. Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which range from three to fifteen years.

Income Taxes. The Firm accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities, for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that deferred tax assets can be utilized to offset future taxes, a valuation allowance must be recorded against those assets. As a result of historical operating losses, the Firm has recorded a valuation allowance to offset the amounts of its net current and non-current deferred tax assets in the accompanying unaudited condensed consolidated balance sheets. The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options would be reflected as increases in additional paid-in capital if the Firm’s deferred tax asset were not fully reserved.

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

Goodwill and Acquisition Intangibles. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Firm does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. In some of the Firm’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets.

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

Capitalized Software. The Firm purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. The Firm accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. The Firm capitalized development stage implementation costs of $241 and $512 during the three and nine months ended September 30, 2004.

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

Stock-Based Compensation. SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. The Firm continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if the Firm had applied the fair value recognition provisions of SFAS 148 to stock-based employee and non-employee compensation. As of September 30, 2004, the Firm had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. The Firm applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grants.

The table below illustrates the effects on the Firm’s net income and earnings per share had compensation cost for the Firm’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 148.

Included in the pro forma amounts below for 2004 is an expense related to options to purchase 856 shares of common stock for which vesting was accelerated in September 2004. As a result of recognizing this expense during the period in which they were accelerated, no future expense will be incurred. These options were originally scheduled to vest during 2005 and 2006.

In addition, in accordance with FIN 44, “Accounting for Certain Transactions involving Stock Compensation”, the modification to accelerate the vesting of a fixed award effectively results in the renewal for that award if, after the modification, an employee is able to exercise the award that, under the original terms, would have expired unexercisable. Accordingly, in the event that an employee terminates prior to the time that the stock options would have vested under the original terms, the Firm would incur additional compensation expense based upon the intrinsic value at the time of the acceleration of vesting, reduced by any amounts previously expensed as a result of the acceleration. As of September 30, 2004, there were no terminations that would have resulted in additional equity-based compensation expense.

Effective October 26, 2004, the former Chief Financial Officer ceased being employed by the Firm. The Firm expects the other affected employees to continue to provide services through their applicable original vesting dates; therefore, the only current expense as a result of the acceleration relates to one employee and the effect on the Firm was an expense of $104 in October 2004. If the remaining affected employees were to terminate their employment prior to the applicable original vesting dates, the maximum future expense would be approximately $3,148, with such amount reduced to approximately $940 after scheduled vesting dates in January 2005 have passed and to approximately $59 after scheduled vesting dates in January 2006 have passed.

	Pro Forma Earnings Per Share
	Three months ended		Nine months ended
	September 30, 2004 (a)	September 30, 2003	September 30, 2004 (a)	September 30, 2003
Net income:
As Reported (b)	$6,047	$1,354	$7,366	$2,329
Compensation expense per SFAS 123	(1,736)	(793)	(3,691)	(2,199)
Tax benefit	—	—	—	—

Pro forma net income	$4,311	$561	$3,675	$130

Earnings per share:
Basic:
As Reported	$.16	$.04	$.22	$.08
Pro forma	$.12	$.02	$.11	$.00
Diluted:
As Reported	$.16	$.04	$.21	$.08
Pro forma	$.11	$.02	$.10	$.00

(a)	The pro forma stock-based employee compensation expense for the options to purchase 856 shares of common stock that were accelerated in September 2004 was $685. Excluding this amount from the pro forma results above would have resulted in an expense of $1,052 and $3,007 for the three and nine months ended September 30, 2004, respectively, and pro forma net income per share – basic of $.14 and $.13 and pro forma net income per share – diluted of $.13 and $.12 for the three and nine months ended September 30, 2004, respectively.
(b)	Included in the calculation of net income is expense related to the amortization of the Firm’s restricted stock plan. Restricted stock amortization is treated the same under FAS 123 and APB 25 and therefore, has no impact on the pro forma net income.

The Firm has not included any tax benefit associated with the compensation expense per SFAS 148 for 2004 and 2003, because any tax benefit would be eliminated through the recording of a valuation allowance for those years. For purposes of determining the compensation expense per SFAS 148, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%.

Self-Insurance. The Firm offers employee benefit programs, including workers compensation and health insurance, to eligible employees for which the Firm is self-insured for a portion of the cost. The Firm retains liability up to $250 for each workers compensation accident and up to $150 annually for each health insurance participant. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

Revenue Recognition. Net service revenues consist of search fees and flexible billings inclusive of billable expenses and net of credits, discounts, rebates and fallouts. The Firm recognizes flexible billings based on hours worked by assigned personnel on a weekly basis. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically ninety days or less.

Revenues received as reimbursements of billable expenses are reported gross within revenue in accordance with Emerging Issues Task Force (“EITF”) Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”.

Other Comprehensive Income (Loss). Other comprehensive income (loss) is comprised of unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

Accounting for Derivatives. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and are recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. The Firm’s policy is to designate, at a derivative’s inception, the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. The Firm does not enter into or hold derivatives for trading or speculative purposes. The fair value of the Firm’s interest rate swap agreements is based on dealer quotes. In the unlikely event that the counterparty fails to perform under the contract, the Firm bears the credit risk that payments due to the Firm, if applicable, may not be collected. Firm policy requires a credit rating of at least “BBB” by Standard and Poor’s or “Baa3” by Moody’s for any counterparty.

Earnings Per Share. Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested restricted stock grants.

Options to purchase 2,501 and 3,280 shares of common stock and 88 and 0 shares of restricted stock for the three months ended September 30, 2004 and 2003, respectively, and options to purchase 2,245 and 4,428 shares of common stock and 88 and 212 shares of restricted stock for the nine months ended September 30, 2004 and 2003, respectively, were not included in the computations of diluted earnings per share because these options and restricted stock shares were anti-dilutive. The dilutive effect of options to purchase 3,745 and 2,897 shares of common stock and 199 and 404 shares of restricted stock are included in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively. The dilutive effect of options to purchase 4,001 and 1,749 shares of common stock and 199 and 192 shares of restricted stock are included in the computation of diluted earnings per share for the nine months ended September 30, 2004 and 2003, respectively.

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

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft proposing to amend SFAS 123 and SFAS 95, “Statement of Cash Flows” to provide current guidance on the accounting for stock options and related items. The proposed standard would eliminate the choice of accounting for such transactions under APB 25 and instead generally require that share-based payments be accounted for using a fair-value based method, beginning in 2005. The Firm is currently evaluating the impact of this proposed standard on its financial condition, results of operations and cash flows.

NOTE B — STOCKHOLDERS’ EQUITY

During the first quarters of 2004 and 2003, the Firm granted 88 and 192 shares, respectively, of restricted stock to certain members of senior management. The shares vest at the end of two-year periods. Upon issuance of 2004 and 2003 restricted stock shares, unearned compensation of $819 and $326, respectively, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. These amounts are currently being amortized over the two-year vesting period and $143 and $429 was included in compensation expense during the three and nine months ended September 30, 2004, respectively.

In January 2002, the Firm issued 224 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five-year period with an acceleration clause if certain Kforce common stock price thresholds were met. Upon issuance of stock under the plan, unearned compensation of $1,106, which is equivalent to the market value at the date of the grant, net of forfeitures, was charged to stockholders’ equity. This amount was being amortized using the straight-line method, over the five-year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because the Firm had been amortizing the value of such restricted stock on a straight-line basis over the five-year period and the stock price threshold was not met on or prior to December 31, 2003, the Firm was required to record the unamortized balance of $673 as compensation expense in the period when the stock price threshold was achieved, which was during the first quarter of 2004.

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

As consideration for the purchase of the common stock, the Company issued 5,700 shares of Kforce stock at a price of $8.95 a share, the market price of the shares on the date of issuance, with a total addition to equity of $51,015. The Firm also incurred $13,695 in transaction costs, which includes $1,459 of transaction costs paid in 2003. Additionally, the Firm assumed net liabilities of $12,420 and bought out potential future earnouts related to OnStaff for $2,500.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$2,827
Other current assets	18,892
Furniture and equipment	289
Other assets	154

Total assets acquired	22,162

Current liabilities	14,002
Long-term debt	10,638
Other long-term liabilities	9,942

Total liabilities assumed	34,582

Net liabilities assumed	$12,420

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

The following unaudited pro forma consolidated financial information for the Firm gives effect to the acquisition of Hall Kinion as if it had occurred on January 1, 2003. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues	$188,862	$164,667	$528,730	$493,146
Net income (loss)	$6,047	$1,582	$1,431	$(1,121)
Basic income (loss) per share	$.16	$.04	$.04	$(.03)
Diluted income (loss) per share	$.16	$.04	$.04	$(.03)
Basic shares outstanding	36,912	36,353	36,652	35,981
Diluted shares outstanding	38,314	37,573	38,488	35,981

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

Historically, and through September 30, 2004, the Firm has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Tech	FA	HLS	TOTAL
Three months ended September 30:
2004
Net Service Revenue
Flex	$86,364	$50,440	$40,595	$177,399
Search	3,307	7,056	1,100	11,463

Total Revenue	$89,671	$57,496	$41,695	$188,862

Gross Profit	$24,790	$20,947	$12,138	$57,875

2003
Net Service Revenue
Flex	$54,402	$25,934	$35,785	$116,121
Search	1,377	4,543	917	6,837

Total Revenue	$55,779	$30,477	$36,702	$122,958

Gross Profit	$15,276	$11,849	$10,724	$37,849

Nine months ended September 30:
2004
Net Service Revenue
Flex	$211,615	$115,073	$114,863	$441,551
Search	7,882	18,859	2,940	29,681

Total Revenue	$219,497	$133,932	$117,803	$471,232

Gross Profit	$59,498	$50,631	$33,715	$143,844

2003
Net Service Revenue
Flex	$160,994	$76,693	$109,099	$346,786
Search	5,220	14,584	3,257	23,061

Total Revenue	$166,214	$91,277	$112,356	$369,847

Gross Profit	$45,637	$36,297	$33,137	$115,071

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At November 5, 2004, we operated 81 field offices in 45 markets and provide services in 45 states through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and Med Records, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 93.9% of our revenues for the quarter ended September 30, 2004. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SGA”) along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

Search

The Search business is a smaller, yet important part of our business that involves locating permanent employees for our clients. We primarily perform searches on a contingency basis, with fees being earned only if personnel are hired by our clients. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. We recruit permanent employees from our Flex consultant population, from the job boards, and from candidates we identify who are currently employed and not actively seeking another position. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we also receive Search fees. There can be no assurance or expectation that Search revenues will increase if economic conditions improve, as has been the case in previous economic cycles. Clients and recruits are often targets for both Flex and Search services, and this common focus contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the rates billed, and all Search revenue becomes gross profit because there are no consultant payroll costs associated with the placement. Search associate commissions, compensation and benefits are also included in SGA.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 18% of revenues for the quarter ended September 30, 2004. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 30% of the applicable market and that no single firm has a larger than 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

We believe 2003 may have been a bottoming-out year for the economy and for the staffing industry after having declined for approximately three years. After several false starts, positive signs of increased demand for staffing services began in the latter part of the year. These positive economic trends have continued in the first nine months of 2004. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers, that Flex demand generally increases before demand for permanent placements increases, that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe are enhanced by the streamlining of our operations and centralizing certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success.

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

As a result of this acquisition, the Firm expanded its market presence by adding 18 offices, not including 25 offices that have been collocated with existing Kforce offices. The acquisition also expanded the Firm’s service offerings in technology and finance and accounting in certain market segments. We believe the integration of the operations of Hall Kinion into Kforce is substantially complete and has had a positive effect on revenues, net income and earnings per share beginning in the third quarter of 2004. We have not compiled separate results for the former Hall Kinion operations because these operations have been integrated into Kforce and it is not feasible to track their results.

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

Allowance for Doubtful Accounts and Fallouts

The Firm has established an allowance for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and performs an ongoing analysis of factors including write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. As of September 30, 2004, the allowance as a percentage of gross accounts receivable was 6.7%, no single client had a receivable balance greater than 3.8% of total accounts receivable and the largest ten clients represent approximately 19.5% of the total accounts receivable balance. The Firm incurred significant write-offs of accounts receivable in certain prior periods and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-offs of acquired receivables could be materially greater than that recently experienced by the Firm. This is especially true if the economic conditions deteriorate. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

The Firm incurred net losses for each of the four years ending December, 31, 2002, and, as a result, has significant net operating loss carryforwards (NOLs) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. The Firm also acquired certain deferred tax assets from Hall Kinion which have also been fully reserved. The Firm had net income during each of the first three quarters of 2004 and each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. The Firm does not believe that recent profitability, in the context of substantial losses over the preceding four years and the corresponding uncertainty of future operating earnings, justifies changing the conclusion reached at

December 31, 2002. Therefore, provisions of income tax expense, that would otherwise be recorded on any income before taxes will continue to be substantially offset. A change in the conclusion to carry these valuation allowances would have the effect of immediately recognizing substantial income tax benefits on the Firm’s historical NOLs and reducing goodwill by any amount of reserve reversed related to the acquired NOLs. Should the Firm continue to be profitable as currently expected, some or all of the valuation allowance is likely to be reversed in the fourth quarter of 2004.

Additionally, the Firm has an annual limitation on its use of Hall Kinion NOLs under Section 382 of the Internal Revenue Code. The maximum annual usage of the acquired NOLs is expected to be approximately $3.0 million.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with accounting standards first applicable in 2002. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for the Firm are Tech, FA, and HLS. Although not required, we may use independent outside experts to assist in performing such valuations. An independent expert valuation was performed in 2002, and management followed a similar methodology to reach its conclusion in 2003. To the extent that economic conditions or the actual business activities and prospects of the Firm are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. The annual assessment for 2003 found that no impairment existed at December 31, 2003. The Firm intends to perform the required annual testing during the fourth quarter of 2004.

Impairment of Long-Lived Assets

The Firm periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In the Firm’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (not goodwill) from acquisitions, which are being depreciated or amortized. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. No such write-offs were recorded in the year ended December 31, 2003 or in the quarter ended September 30, 2004. During the nine months ended September 30, 2004, $214,000 of expense was included in depreciation, amortization and asset disposals for assets which were determined to be impaired in relation to the sublease of a field office during the quarter ended June 30, 2004. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

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

Accrued Bonuses

The Firm pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of measures of quarterly and annual performance. Executive and corporate bonuses are accrued for payment near year end, based in part upon anticipated annual results compared to annual budgets. Field management bonuses are a component of approved compensation plans which specify individual incentive target levels based on actual results. Variances in revenue, gross margin, sales, general and administrative expenses or net income at a consolidated, segment or individual manager level can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

RESULTS OF OPERATIONS

Kforce saw a return to profitability in 2003 despite continuous challenges in the macro-economic environment. The profitability has continued in the first three quarters of 2004 and we believe the expected stabilization of the economic outlook will allow for continued improving trends in the staffing industry and growth opportunities across our business lines in terms of both revenue and profitability. We believe this is particularly true in the Flex component of our revenues, which historically has shown growth during the early stages of an economic recovery. In the quarter ended September 30, 2004, our Search business showed a $1.6 million increase over the quarter ended June 30, 2004; however, it remains difficult to predict future growth in our Search business.

We believe key components to our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

The acquisition of Hall Kinion, effective on June 7, 2004, impacts our financial results and business drivers in the quarters ended June 30 and September 30, 2004. As a result of our successful integration efforts, revenues and costs contributed by the acquired entity are merged into the Kforce business segments, making it unfeasible to accurately estimate the impact of the acquired business on the Firm’s consolidated revenues and margins. Exclusive of any impacts of the acquisition, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisition has provided a positive impact on flex revenues for the Technology and Finance and Accounting segments. Search business and the HLS segment were not materially affected by the merger. The Firm believes a portion of the increase in SG&A, primarily during the second quarter of 2004, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Service Revenue by Segment:
Tech	47.5%	45.4%	46.6%	44.9%
FA	30.4	24.8	28.4	24.7
HLS	22.1	29.8	25.0	30.4

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	93.9%	94.4%	93.7%	93.8%
Search	6.1	5.6	6.3	6.2

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	30.6%	30.8%	30.5%	31.1%
SGA	26.5%	28.6%	28.1%	29.4%
Depreciation, amortization and asset disposals	0.8%	0.9%	0.8%	0.9%
Income before taxes	3.0%	1.1%	1.4%	0.6%
Net income	3.2%	1.1%	1.6%	0.6%

Results of Operations for each of the Three and Nine Months Ended September 30, 2004 and 2003.

Net service revenues. Net service revenues increased 53.6% and 27.4%, respectively, to $188.9 million and $471.2 million for the three and nine months ending September 30, 2004, as compared to $123.0 million and $369.8 million for the same periods in 2003. The increase was comprised of a $4.6 million and a $6.6 million increase in Search Services and a $61.3 million and a $94.8 million increase in Flex revenues for the three and nine months ended September 30, 2004, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2004 Revenue	$86,364	$3,307
2003 Revenue	54,402	1,377
Percent Increase	58.8%	140.2%
FA
2004 Revenue	$50,440	$7,056
2003 Revenue	25,934	4,543
Percent Increase	94.5%	55.3%
HLS
2004 Revenue	$40,595	$1,100
2003 Revenue	35,785	917
Percent Increase	13.4%	20.0%

Nine months ended (in 000’s)
Tech
2004 Revenue	$211,615	$7,882
2003 Revenue	160,994	5,220
Percent Increase	31.4%	51.0%
FA
2004 Revenue	$115,073	$18,859
2003 Revenue	76,693	14,584
Percent Increase	50.0%	29.3%
HLS
2004 Revenue	$114,863	$2,940
2003 Revenue	109,099	3,257
Percent Increase (Decrease)	5.3%	(9.7)%

All three of the Firm’s business segments showed revenue growth for the three and nine months ended September 30, 2004 as compared to the same periods in 2003.

Flexible Billings. Flex revenues in the Tech and FA segments increased 58.8% and 94.5%, respectively, compared to the quarter ended September 30, 2003 and 31.4% and 50.0%, respectively compared to the nine months ended September 30, 2003. Exclusive of the estimated revenue contributions from the acquisition, we believe that the Flex revenue in the Tech and FA segments of the Kforce business would have grown approximately 16.5% and 7.7%, respectively, compared to the prior year’s quarter ended September 30, 2003, and 36.8% and 39.7%, respectively, compared to the nine months ended September 30, 2003. HLS revenues, which were unaffected by the Hall Kinion acquisition, grew 13.4% compared to the quarter ended September 30, 2003 and 5.3% compared to the nine months ended September 30, 2003. The primary drivers of Flex billings are the number of hours billed, bill rate per hour and, to a limited degree, the amount of expenses incurred by the Firm that are billable to the client. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Improvements in economic conditions are shown in the increase in hours billed, but a shift in our client base to larger client contracts has been negatively impacting the margin on some of the new business.

Changing market share, coupled with overall changes in opportunities as the result of an economic recovery are the main factors contributing to increasing hours billed. Total hours billed increased 61.5% to 4.3 million hours and 32.9% to 10.5 million hours for the three and nine months ended September 30, 2004 from 2.7 million hours and 7.9 million hours for the same periods in 2003. Flex hours billed for the three and nine months ended September 30, by segment, were as follows:

	2004	2003	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,484	939	58.0%
FA	1,900	912	108.3%
HLS	900	802	12.2%

Total Hours Billed	4,284	2,653	61.5%

Nine Months Ended (in 000’s)
Tech	3,748	2,751	36.2%
FA	4,208	2,695	56.1%
HLS	2,536	2,451	3.5%

Total Hours Billed	10,492	7,897	32.9%

Billable expenses had modest increases for the three and nine months ended September 30, 2004, as compared to the same periods in 2003. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. The changes in Tech and FA are attributable to increases or decreases in project work. Flex billable expenses included in revenue by segment for the three and nine months ended September 30, were:

	2004	2003	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$820	$740	10.8%
FA	236	291	(18.9)%
HLS	2,297	2,044	12.4%

Total Billable Expenses	3,353	3,075	9.0%

Nine Months Ended (in 000’s)
Tech	2,065	1,775	16.3%
FA	760	669	13.6%
HLS	6,191	6,018	2.9%

Total Billable Expenses	9,016	8,462	6.5%

Search Fees. The increase in Search fees is primarily attributable to an increase in the total number of placements. Total placements increased 64.5% to 1,000 and 26.6% to 2,545, respectively, for the three and nine months ended September 30, 2004 from 608 and 2,011, respectively, for the same periods in 2003. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the acquisition of Hall Kinion has only had a minimal impact on Search revenue in the three and nine months ended September 30, 2004.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 52.9% to $57.9 million and 25.0% to $143.8 million for the three and nine months ended September 30, 2004, respectively, from $37.9 million and $115.1 million for the same periods in 2003. Gross profit as a percentage of net service revenues decreased to 30.6% and 30.5% for the three and nine months ended September 30, 2004, respectively, as compared to 30.8% and 31.1% for the same periods in 2003.

The increase in gross profit is attributable to increases in volume for Search and Flex offset by decreases in the spread between bill rate and pay rate (“Flex Rate”) for the three and nine months ended September 30, 2004 as compared to the same periods in 2003. The increase in Flex gross profit for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003, was $15.4 million, resulting from an $17.7 million increase in volume net of a $2.3 million decrease in Flex Rate. The increase in Flex gross profit for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was $22.2 million, resulting from a $28.2 million increase in volume net of a $6.0 million decrease in Flex Rate. The increase in Search gross profit of $4.6 million and $6.6 million for the periods ended September 30, 2004, compared to the same periods in 2003, was comprised of a $4.4 million increase in volume and a $0.2 million increase in rate for the three months and a $6.1 million increase in volume and a $0.5 million increase in rate for the nine months.

Changes in total gross profit percentage by segment for the three and nine months ended September 30, 2004 were as follows:

	2004	2003	Increase (Decrease)
Three Months Ended
Tech	27.6%	27.4%	1.0%
FA	36.4%	38.9%	(6.4)%
HLS	29.1%	29.2%	(0.3)%

Total	30.6%	30.8%	(0.6)%

Nine Months Ended
Tech	27.1%	27.5%	(1.3)%
FA	37.8%	39.8%	(5.0)%
HLS	28.6%	29.5%	(3.1)%

Total	30.5%	31.1%	(1.9)%

The decrease in total gross profit percentage for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily the result of decreases in Flex gross profit percentage offset by a slight increases in Search revenues as a percent of total revenues.

Flex gross profit, year over year, has been negatively impacted by a shift in our client base to larger client contracts which provide a higher volume of business but often have lower margins. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. In some cases, gross profit percentages for Flex have been negatively impacted over the past year by customer pressure to reduce bill rates and our inability to lower consultant pay rates in response to customer pressures. However, the spread between bill rates and pay rates appears to have stabilized in the second and third quarters of 2004 for the Tech, FA and HLS segments. The reduction in gross profit percentage for the FA segment is primarily the result of the inclusion of a larger mix of professional administrative positions contributed by the OnStaff group. Below is a table detailing Flex gross profit percentages for the three and nine months ended September 30, by segment:

	2004	2003	Decrease
Three Months Ended
Tech	24.9%	25.5%	(2.4)%
FA	27.5%	28.2%	(2.5)%
HLS	27.2%	27.4%	(0.7)%

Total	26.2%	26.7%	(1.9)%

Nine Months Ended
Tech	24.4%	25.1%	(2.8)%
FA	27.6%	28.3%	(2.5)%
HLS	26.8%	27.4%	(2.2)%

Total	25.9%	26.5%	(2.3)%

Selling, general and administrative expenses. Selling, general and administrative (“SGA”) expenses increased to $50.1 million and to $132.6 million, respectively, for the three and nine months ended September 30, 2004, as compared to $35.2 million and $108.6 million for the same periods in 2003. The increase in SGA expense for the period ended September 30, 2004, as compared to the same periods in the prior year, are primarily attributable to compensation and facility costs relating to the continuing operations of the acquired Hall Kinion operations and increases in compensation expense as discussed below. Also contributing to the increase in SGA, primarily in the nine months ended, were additional costs related to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses, as well as a charge to accelerate the expense of lease costs to be incurred on a field office as discussed below. Even with such non-recurring items in 2004, SGA expenses as a percentage of net service revenues decreased to 26.5% and 28.1% in the three and nine months ended September 30, 2004, respectively, compared to 28.6% and 29.4% for the same periods in 2003.

Total commissions, compensation, payroll taxes, and benefits costs were $37.3 million and $99.1 million which represented 74.3% and 74.7% of total SGA in 2004 for the three and nine months ended September 30, 2004, respectively, and $25.0 million and $76.4 million for the same periods in 2003, respectively, which represented 71.1% and 70.3% of total SGA in 2003. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the larger business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years and the acceleration of the restricted stock expense in January 2004 as discussed below. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with the Firm’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

In January 2002, the Firm issued 223,800 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five-year period with an acceleration clause if certain Kforce common stock price thresholds were met. During 2003 and 2002, $221,000 and $212,000, respectively, were charged to compensation expense for the straight-line amortization of vesting over the five year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because the Firm had been amortizing the value of such restricted stock on a straight line basis over the five year period, and the stock price threshold had not been met on or prior to December 31, 2003, the Firm was required to record the unamortized balance of $673,000 as compensation expense in the period when the stock price threshold was achieved, which was the first quarter of 2004.

In addition to those activities undertaken to improve efficiencies, the Firm has attempted to manage its accounts receivable to minimize write-offs. The Firm’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SGA as a percentage of revenue. Bad debt expense was $1,042,000 and $1,040,000 or 0.6% and 0.2% of revenue for the three and nine months ended September 30, 2004 as compared to credits to expense of $987,000 and $628,000 for the same periods in 2003, while an appropriate allowance for doubtful accounts has been maintained.

We believe that SGA expenses as a percentage of revenue will likely be maintained at the current quarter rate or decrease at least in the near future since substantially all of the nonrecurring integration costs related to the acquisition were incurred in the quarter ended June 30, 2004, and we expect to continue to realize cost synergies from the transaction.

Depreciation amortization and asset disposals. Depreciation, amortization and asset disposals increased 48.1% to $1.6 million and increased 9.9% to $3.7 million for the three and nine months ended September 30, 2004, compared to $1.0 million and $3.3 million for the same periods in 2003. The increase in expense for the periods ended September 30, 2004, as compared to the same periods in 2003 was primarily due to amortization of acquisition intangibles related to the Hall Kinion acquisition and the disposal of assets related to a field office sublease. The Firm has reclassified losses on disposal of assets from other expense to the depreciation and amortization section of the income statement in order to comply with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. During the quarter ended September 30, 2004, $244,000 of non-cash expense related to the disposal of leaseholds and furniture was included in depreciation, amortization and asset disposals.

The Firm has purchased and plans to implement new front office and related computer software in early 2005, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and also, will improve customer service. The Firm has incurred implementation costs of $512,000 during the nine months ended September 30, 2004, which were capitalized, and will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net increased $213,000 and $386,000 for the three and nine months ended September 30, 2004, compared to the same periods in 2003. The increase was primarily due to an increase in interest expense as a result of the increase in debt balances related to the acquisition of Hall Kinion and a reduction in interest income due to the reduction of cash and cash equivalents from growth in the Kforce business prior to the acquisition.

Income before taxes. Income before taxes for the three and nine months ended September 30, 2004, increased to $5.7 million and $6.5 million as compared to income before taxes of $1.4 million and $2.3 million for the same periods in 2003, as a result of the factors discussed above.

Benefit from income taxes. The Firm recorded a valuation allowance on its net current and non-current deferred tax assets in the fourth quarter of 2002. Accordingly, no net income tax expenses or benefits are recorded except for items such as prior year refunds or state tax expense for which no corresponding net operating loss carryforwards are available. A change in the conclusion to carry these reserves would have the effect of immediately recognizing substantial income tax benefits on the Firm’s historical NOLs and reducing goodwill by any amount of reserve reversed related to the acquired NOLs. Should the Firm continue to be profitable as currently expected, some or all of the valuation allowance will likely be reversed in the fourth quarter of 2004.

There was a benefit from income taxes of $339,000 for the three months ended September 30, 2004 compared to an expense of $2,000 for the same period in 2003. Benefit from taxes for the nine months ended September 30, 2004 was $901,000 as compared to an income tax benefit of $8,000 for the same period in 2003. The benefit recorded for the three remaining months ended September 30, 2004, relates to the amendment of prior years state income tax returns. The remaining 2004 benefit of $562,000 was the result of the finalization of a state income tax audit which resulted in a refund received from the state of $153,000 and the reversal of a previously recorded liability relating to this matter of $409,000.

Net income. Net income increased to $6.0 million and increased to $7.4 million for the three and nine months ended September 30, 2004, as compared to $1.4 million and $2.3 million for the same periods in 2003, primarily as a result of the factors discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $2.9 million on September 30, 2004, a decrease of $10.8 million from the $13.7 million at year-end 2003. As further described below, the Firm generated $1.5 million of cash from operating activities, used $31.3 million of cash in investing activities and generated $19.0 million from financing activities, during the nine months ended September 30, 2004.

Operating Activities

During the nine months ended September 30, 2004, cash flow generated by operations was approximately $1.5 million, resulting primarily from increases in accounts receivable (related to increases in revenue) offset by increases in accrued payroll costs.

The Firm’s gross accounts receivable were $109.7 million at September 30, 2004, which was a $41.8 million increase from $67.9 million at the end of 2003. A portion of the increase is due to the acquisition of Hall Kinion. As the Firm experiences growth in revenue, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At September 30, 2004, the Firm had $42.3 million in positive working capital in addition to its $2.9 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 1.67 at September 30, 2004.

Investing Activities

During the nine months ended September 30, 2004, cash flow used in investing activities was approximately $31.3 million. The primary driver for the use of cash in investing activities was the acquisition of Hall Kinion. Cash uses during the nine months ended September 30, 2004 related to the acquisition totaled $27.8 million, net of cash received of $2.8 million. Included in the acquisition costs are $12.2 million in transaction costs, $2.5 million to buyout future earnouts related to OnStaff and payments made by the Firm to pay off the Hall Kinion’s $10.6 million debt balance and other acquired liabilities of $5.3 million.

Additionally, in order to improve the productivity and functionality of our sales force and our support operations, the Firm has used funds for capital expenditures of $3.5 million primarily for new front office and related software. The Firm anticipates capital expenditures for the fourth quarter of 2004 to be in the $1 million range, as it continues to develop this software for implementation. The Firm believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the nine months ended September 30, 2004, cash flow provided by financing activities was approximately $19.0 million resulting primarily from $17.0 million in borrowings from our Credit Facility to fund increases in receivables resulting from growth in revenues, and transaction costs and other payments related to the acquisition of Hall Kinion. In addition, the Firm financed a portion of capitalized software at an attractive interest rate and received proceeds from the exercise of stock options net of the repurchase (to fund taxes due) of a portion of the common shares issued under the 2002 restricted stock plan.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of three banks led by Bank of America (“the Credit Facility”) was $39.0 million at September 30, 2004 and $22.0 million at December 31, 2003.

The Credit Facility, which was originally amended on December 6, 2002 and terminates November 3, 2005, provides for maximum revolving credit of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. The Firm entered into a Sixth Amendment to the Credit Facility dated as of August 26, 2004 (the “Amendment”) primarily to lower the applicable interest rates, effective August 1, 2004, by approximately 0.50%, to rates ranging from Prime minus 0.25% to Prime plus 0.25% or LIBOR plus 1.50% to LIBOR plus 2.50%, pursuant to financial performance criteria for the previous four quarters as set forth in the Credit Facility. Pricing was fixed at Prime or LIBOR plus 1.75% until March 31, 2005. Prior to the Amendment amounts borrowed under the Credit Facility bore interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the original amended Credit Facility. Pricing was fixed for one year at LIBOR plus 2.25%, until December 6, 2003, after which pricing changes quarterly based on the previous four quarters’ performance. The terms of the Credit Facility also include certain financial covenants to which the Firm is subject, including a requirement to maintain at least $10 million of borrowing availability. In addition, should the amount available to be borrowed be less than $15 million but greater than $10 million, the Firm must attain certain EBITDA targets as follows:

Period Ending	EBITDA
The four (4) fiscal quarters ending September 30, 2004	$12.5 million
The four (4) fiscal quarters ending December 31, 2004	$15.5 million
The four (4) fiscal quarters ending March 31, 2005	$16.0 million
The four (4) fiscal quarters ending June 30, 2005	$17.0 million
The four (4) fiscal quarters ending September 30, 2005	$18.0 million

Our borrowings as of September 30, 2004 and November 5, 2004 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants, which increased during the prior periods and will continue to increase in future periods. The Firm is in compliance with the applicable covenants at September 30, 2004. In addition to the $39.0 million outstanding, the amount available under the Credit Facility as of September 30, 2004 was $25.0 million and $41.3 million was available as of November 5, 2004. The amounts available without triggering the debt covenants as of September 30, 2004 and November 5, 2004 were approximately $20.0 million and $36.3 million, respectively.

The Credit Facility contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions.

Our board of directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of November 5, 2004 and September 30, 2004, we had repurchased approximately 19.4 million shares and 19.2 million shares for $106.9 million and $104.5 million, respectively; therefore, approximately $8.1 million and $10.2 million was available under the current board authorization and $22.6 million and $24.6 million was available under the current Credit Facility limitations, as of November 5, 2004 and September 30, 2004, respectively. Additional stock repurchases could have a material impact on the Firm’s cash flow requirements for the next twelve months.

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

Accelerated Vesting of Certain Stock Options

On September 9, 2004, the Compensation Committee of the Board of Directors of the Firm accelerated stock options for all current employees that would otherwise have been unvested on January 1, 2005. Options to purchase a total of 855,662 shares of the Firm’s common stock were accelerated. These options are held by fifteen employees, including options to purchase an aggregate of 748,162 shares of the Firm’s common stock held by six Executive Officers.

Because of this accelerated vesting, the Firm does not currently have any outstanding options that would otherwise remain unvested on January 1, 2005. Accordingly, if the FASB changes the accounting treatment for unvested options effective for the Firm beginning on January 1, 2005, as is currently being considered, such new accounting treatment will not be applicable to any of the Firm’s currently outstanding options.

Effective October 26, 2004, the former Chief Financial Officer ceased being employed by the Firm. The Firm expects the other affected employees to continue to provide services through their applicable original vesting dates; therefore, the only current expense as a result of the acceleration relates to one employee and the effect on the Firm was an expense of $104,000 in October 2004. If the remain affected employees were to terminate their employment prior to the applicable original vesting dates, the maximum future expense would be approximately $3.15 million, with such amount reduced to approximately $940,000 after scheduled vesting dates in January 2005 have passed and to approximately $59,000 after scheduled vesting dates in January 2006 have passed.

Contractual Obligations and Commercial Commitments

Our Credit Facility bears interest at a fixed rate of approximately 4.0% for $22 million of the outstanding debt as the result of the hedges described above. The remaining debt balance currently bears interest at a rate of approximately 4.0%. At the current level of $39.0 million of debt interest expense would be approximately $1.6 million for one year.

Future minimum lease payments, including accelerated lease payments, under non-cancelable operating leases are summarized as follows:

(in 000’s)

	2004	2005	2006	2007	2008	Thereafter

Operating facilities	$1,995	$6,148	$4,539	$3,352	$2,831	$20,859
Accelerated leases on closed facilities	1,205	2,968	1,801	1,471	647	—
Computers	550	1,679	712	241	—	—
Furniture	102	408	296	6	5	3
Other Equipment	221	418	317	102	25	1

Total	$4,073	$11,621	$7,665	$5,172	$3,508	$20,863

The Firm provides letters of credit to certain vendors in lieu of cash deposits. The Firm currently has letters of credit totaling $4.6 million outstanding for facility lease deposits, workers compensation and property insurance obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Firm is exposed to a variety of risks, including changes in interest rates on borrowings. As of September 30, 2004, the notional value of outstanding interest rate swap agreements effectively converted $22.0 million of our $39.0 million of outstanding debt at a fixed rate, leaving the Firm exposed to changes in interest rates on the unhedged $17.0 million of debt. The Firm does not engage in trading market risk sensitive instruments for speculative purposes. The Firm believes that effects on it of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $170,000 on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

During the second quarter of 2004, the Audit Committee of the Firm’s Board of Directors approved estimated fees for the remainder of 2004 related to the performance of both audit and allowable non-audit services, constituting tax services and acquisition related services, provided by the Firm’s external auditors, Deloitte and Touche, LLP.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation(1)

3.1a	Articles of Amendment to Articles of Incorporation(5)

3.1b	Articles of Amendment to Articles of Incorporation(5)

3.1c	Articles of Amendment to Articles of Incorporation(5)

3.1d	Articles of Amendment to Articles of Incorporation(6)

3.1e	Articles of Amendment to Articles of Incorporation(4)

3.2	Amended and Restated Bylaws(1)

3.2a	Amendment to the Amended & Restated Bylaws(5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent(2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000(3)

4.9	Form of Stock Certificate(1)

10.3	Amended and Restated Credit Agreement dated as of November 3, 2000 (7)

10.3a	First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 2000 (8)

10.3b	Second Amendment to the Amended and Restated Credit Agreement dated as of February 12, 2001 (7)

10.3c	Third Amendment to the Amended and Restated Credit Agreement dated as of January 1, 2002 (8)

10.3d	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002 (9)

10.3e	Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 5, 2002 (10)

10.3f	Sixth Amendment to the Amended and Restated Credit Agreement dated as of August 26, 2004(11)

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.

(5)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.

(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.

(7)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2001.

(8)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058 filed March 29, 2002.

(9)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058 filed November 14, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058 filed December 6, 2002.

(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058 filed August 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.

(Registrant)

By:	/s/ Joseph J. Liberatore
Joseph J. Liberatore Senior Vice President Chief Financial Officer

By:	/s/ David M. Kelly
David M. Kelly Vice President Chief Accounting Officer

Date:	November 5, 2004