Form 10-K
period 2004-12-31
KFORCE  INC
filed 2005-03-16
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of Registrant’s voting and non-voting stock held by nonaffiliates of Registrant, as of June 30, 2004 was $346,405,841.

The number of shares outstanding of Registrant’s Common Stock as of March 14, 2005, was 39,665,570.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the Registrant’s definitive proxy statement for the Annual Meeting of the Registrant’s Shareholders to be held on June 21, 2005, are incorporated by reference into Part III of this Form.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This document contains forward-looking statements, particularly with respect to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”). Additional written or oral forward-looking statements may be made by Kforce from time to time, in filings with the Securities and Exchange Commission (“SEC”) or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, plans for future operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the terms “anticipates”, “estimates”, “expects”, “intends”, “plans”, “believes” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. Kforce undertakes no obligation to publicly publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

PART I

ITEM 1. BUSINESS

Who We Are

We are a national provider of professional and technical specialty staffing services. Kforce was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in August 1995, Kforce grew to 31 offices in 18 major markets. On April 20, 1998, Kforce consummated a merger whereby Source Services Corporation (“Source”), was merged into Kforce. On June 7, 2004, we completed a transaction whereby Hall, Kinion and Associates, Inc. was merged into Kforce. This transaction is discussed in further detail later in Item 1. At December 31, 2004, we operated 81 field offices in 45 markets and we currently provide services in 45 states through these offices or from our headquarters in Tampa, Florida. Kforce currently has no operations outside the United States. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Healthcare Non-Nursing (“Med Records”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and Med Records, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services such as payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

Kforce is focused on providing “staffing” services to our clients. Our staffing services include Flexible Staffing Services (“Flex”) and Search Services (“Search”). Kforce anticipates continued growth which may be organic and/or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial. Acquisitions entail significant risks which are described below.

Flex

Through Flex, we provide clients with qualified individuals (“consultants”) on a temporary basis with the appropriate skills and experience, when it is determined it is “the right match”. To be successful, our employees (“associates”) endeavor to (1) understand the clients’ needs, (2) determine and understand the capabilities of the consultants being recruited, and (3) deliver and manage the client-consultant relationship to the satisfaction of both the clients and the consultants. Typically, the better job Kforce and our consultants do, the longer the assignments last and the more often those clients turn to Kforce for additional needs.

The Flex business comprised 93.7% of our revenues for the year ended December 31, 2004. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SGA”) along with administrative and corporate employee compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing operating costs necessary to effectively support such activities.

Search

The Search business is a smaller, yet important part of our business that involves locating permanent employees for our clients. We primarily perform searches on a contingency basis, with fees being earned only if personnel are hired by our clients. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. We recruit permanent employees from our Flex consultant population, from internet job boards, and from candidates we identify who are currently employed and not actively seeking another position. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we also receive Search fees. There can be no assurance or expectation that Search revenues will increase if economic conditions improve, as has been the case in previous economic cycles. Clients and recruits are often targets for both Flex and Search services, and this common focus contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the rates billed. There are no consultant payroll costs associated with the placement and thus all Search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SGA. Search revenues comprised 6.3% of revenue in 2004.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 17% of revenues for the year ended December 31, 2004. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 30% of the applicable market and that no single firm has a larger than 7% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

The staffing industry experienced declining revenues for the three years ending in 2003. Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of $76 billion in 2002, $76 billion in 2003 and $81 billion in 2004. While no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular, we believe that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or, conversely, to contract with an economic slowdown and that Flex demand generally increases before demand for permanent placements increases. We also believe that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe are enhanced by the streamlining of our operations and centralizing of certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success. In addition, the National Association of Temporary and Staffing Services estimated that more than 80% of all U.S. businesses now utilize temporary staffing services.

There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will return to historical levels. In addition, Kforce has a number of competitors that are increasingly utilizing a lower-priced staffing preferred-vendor model. Also, competition for skilled candidates, such as finance and accounting candidates, has increased. Each of these factors, among others, may impact the future growth and profitability of Kforce.

Acquisition of Hall, Kinion & Associates, Inc.

On June 7, 2004, Kforce acquired 100% of the outstanding common stock of Hall, Kinion and Associates Inc. (“Hall Kinion”) and its subsidiaries in exchange for approximately 5.7 million shares of Kforce stock. This acquisition was accounted for using the purchase method. Hall Kinion’s first quarter 2004 and full year 2003 revenues were $30.3 million and $156.9 million, respectively. The results of Hall Kinion’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Hall Kinion specialized in providing technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. The results of the technology and finance and accounting businesses (previously provided by Hall Kinion’s “OnStaff” group) are included in Kforce’s Technology and Finance and Accounting business segments, respectively.

As a result of this acquisition, Kforce expanded its market presence by adding 18 offices, not including 25 offices that have been consolidated with existing Kforce offices. The acquisition also expanded Kforce’s service offerings in technology and finance and accounting in certain market segments. We believe the integration of the operations of Hall Kinion into Kforce is substantially complete and has had a positive effect on revenues, net income and earnings per share beginning in the third quarter of 2004. We have not compiled separate results for the former Hall Kinion operations because these operations have been fully integrated into Kforce and it is not feasible to track their results.

Details of the terms of the acquisition are included in a Registration Statement on Form S-4 that we filed on December 24, 2003, and amended on February 9, 2004, April 13, 2004, May 3, 2004 and May 5, 2004.

Acquisition of VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately held company based in Herndon, Virginia, in exchange for 2.3 million shares of Kforce common stock. Vista has produced revenue of approximately $50 million in technology staffing over the last 12 months with approximately 40% of that revenue in the Federal government sector. Because the closing occurred in 2005, none of Vista’s results of operations have been included in Kforce’s consolidated financial statements as of December 31, 2004.

Kforce anticipates continued growth which may be organic and/or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial.

Business Strategy

Kforce is a national provider of professional and technical specialty staffing services. Key elements of our business strategy include the following:

Focus on Value-Added Services. We focus on providing specialty staffing services to our clients, specifically in the areas of Technology, Finance and Accounting and Health and Life Sciences. We believe, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that future employment growth may be significant in these sectors. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. We believe our historical focus in these markets, combined with our staff’s operating expertise, provides us with a competitive advantage.

Build Long-Term, Consultative Relationships. We believe we have developed long-term relationships with our clients by providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to maximize their return on human assets. In addition, Kforce’s ability to offer flexible staffing services, coupled with its permanent placement capability, offers the client a multi-faceted provider of specialty staffing services. We believe this ability enables Kforce to emphasize consultative rather than just transactional client relationships.

Achieve Extensive Client Penetration. Our client development process focuses on contacts with client employees responsible for staffing decisions. Contacts are made within numerous functional departments and at many different organizational levels within the client. Our associates are trained to develop a thorough understanding of each client’s total staffing requirements.

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

Encourage Employee Achievement. We promote a quality-focused, results-oriented culture. Our field associates and corporate personnel are given incentives to encourage the achievement of Kforce’s corporate goals.

Business Segments/Reporting Units

Kforce provides staffing services in three business segments:

Technology. The Bureau of Labor Statistics’ lists computer and data processing services among the fastest growing industries over the last decade. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Technology services focus primarily on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, and e-business and networking technicians). The economic slowdown of 2000-2003 significantly affected the willingness and ability of companies to commit capital resources to their technology systems/infrastructure. While our Technology staffing revenue increased throughout 2004, and we believe that the long-term business catalysts of technology remain in place, there can be no assurance that spending in the sector will return to the levels seen over the last decade.

Finance and Accounting. Our Finance and Accounting personnel provide both temporary staffing and search placement services to our clients in areas such as taxation, budget preparation and analysis, financial reporting, cost analysis, accounts payable, accounts receivable, professional administrative, credit and collections, general accounting, audit services and systems and controls analysis and documentation to support compliance work under Section 404 of the Sarbanes-Oxley Act of 2002. We believe we have built a reputation for providing qualified finance and accounting professionals to businesses. Historically, this business segment typically experiences its strongest demand in the months preceding and subsequent to the end of the calendar year as the result of increased demand for finance professionals to work on year-end closing and tax related assignments. During the recent economic slowdown, Finance and Accounting revenues decreased significantly from 2000 – 2003. While these areas improved in 2004, there can be no assurance that revenue in the Finance and Accounting sector will return to prior peak levels.

Health and Life Sciences. This segment consists of skilled professionals and technical services in the clinical research, health care and scientific fields. Examples of positions in these categories are: clinical research associates (CRAs) for the pharmaceutical industry, and health care information management professionals and nurses for hospitals. The Scientific specialty group supplies laboratory, research and development, quality assurance and quality control professionals to a variety of industries. This segment, and in particular the clinical research and scientific businesses, exhibits decreases in demand the final two weeks of the year as the result of holiday shutdowns at many large clients.

In January 2004, Kforce realigned the organizational structure in its Finance and Accounting and Technology business units by aligning them along regional market lines: eastern, central and western markets. Kforce believes this operational alignment will develop a more customer centric organization, leverage our best leaders, leverage client relationships across functional offerings and streamline the organization by placing senior management closer to the customer as well as achieve greater cost-efficiency. The Health and Life Sciences segment is organized and managed by specialty because of the unique operating characteristics of each business.

We have continued to supplement our key business segments and divest non-core businesses. In the fourth quarter of 2002, we exited our human resources business, whose operating results are included in the Technology business segment. The human resource business had $4.1 million of revenue in 2002. In realigning our operations we believe we have strengthened our focus on our core specialty staffing business.

Financial information regarding our business segments is included in Item 8 of Part II.

Staffing Services

Staffing services are provided to our clients based on an analysis of each client’s individual functional needs, including a determination of time duration of services required. Kforce offers staffing services in two categories: Flexible Staffing Services and Search Services. In 2004, Flexible Staffing and Search Services accounted for 93.7% and 6.3% of revenue, respectively.

Flexible Staffing Services

Kforce offers Flexible Staffing Services, providing personnel in the fields of information technology, finance and accounting, and health and life sciences. Flexible Staffing Services entail placing skilled workers in the client environment on a contractual basis. Assignments typically run from three months to one year in duration. We currently offer Flexible Staffing Services in most large metropolitan market areas.

Search Services

Kforce provides Search Services (permanent placement) for professional and technical personnel in the areas of information technology, finance and accounting, financial services, clinical research, health care and scientific.

Kforce primarily performs contingency searches. A contingency search results in revenue to Kforce only when personnel are hired by a client. Our strategy is to perform contingency searches primarily in our core businesses. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we also receive Search fees.

Client searches that are outside a core business area are typically restricted to management or executive level positions and require a targeted research and recruiting effort. Kforce typically performs these searches as retained searches where the client pays a part of the search fee in advance and the remainder upon completion of the search. Retained searches represent only a nominal portion of our search services.

An active database of candidates is maintained as the result of our continuous recruiting efforts and reputation in the industry. In addition, many candidates are located as a result of referrals from Flexible Staffing Services activities.

The clients targeted for Search Services are typically the same as those targeted for Flexible Staffing Services. This common focus is intended to contribute to Kforce’s objective of providing an integrated solution for our clients’ personnel needs. Search Services have been severely impacted by the economic downturn and continued to deteriorate in 2003. Although we have seen some recovery in 2004, there can be no assurance or expectation that Search Services revenues will return to prior levels.

Technology

Our focus for Kforce’s technology activities is to improve efficiency and maintain a leveragable platform. In 2004, we continued to consolidate key technology activities to improve access to data and improve operating leverage. We completed a field server consolidation project which consolidated over 50 Microsoft Exchange (E-mail & Calendaring) servers in the field into one centralized Exchange system in our data center located in Tampa. We also completed the acquisition of Hall Kinion in June 2004. We believe that we successfully integrated Hall Kinion’s technical processes into Kforce processes and established a methodology for technical acquisition of future companies.

Kforce’s nationwide computer, telephony and data communications infrastructure was upgraded in 2003 to take advantage of faster and lower cost devices and services. We believe that these projects improved internal communications and should reduce associated costs.

In 2002, we changed our outsourced data center host. Total costs incurred to change vendors were approximately $2.8 million, including a $2.3 million cancellation fee. The change has provided cost savings of $4.3 million annually in each of the last three years. Kforce also implemented an enterprise-wide project management process that we believe has greatly enhanced our ability to plan, implement and align information technology initiatives.

While we believe our technology systems are adequate to meet our current needs, there can be no assurance that they will not be subject to system outages or data loss caused by natural or man-made disaster. In addition, Kforce depends on certain third-party vendors whose reliability we can not guarantee going forward. One or more of such events could negatively impact our ability to conduct our normal course of business.

Tradenames

The Kforce and OnStaff tradenames, which are registered with the United States Patent and Trademark Office, are important to our business.

Competition

The specialty staffing services industry is very competitive and fragmented. There are relatively few barriers to entry and new competitors frequently enter the market. A number of our competitors have substantially greater resources than we possess. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms and national and regional accounting firms that also offer certain specialty staffing services.

In addition, many companies utilize Vendor Management Systems (“VMS”) for the purchase of staffing services. Generally, VMS are software systems that allow companies to manage service providers. According to a recent survey conducted by Staffing Industry Analysts, 20% of the Fortune 1000 have VMS installed, up from 8% a year ago, with another 20% planning to do so within the next two years. Typically, VMS providers charge staffing firms 1% to 3% of total service revenues, which are usually recorded by staffing firms as a cost of services, thereby compressing margins.

In the United States, approximately 100 national competitors operate; and more than 20,000 smaller organizations compete in varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. In 2004, Kforce’s largest competitors included Adecco, S.A., Manpower, Inc., MPS Group, Inc., Robert Half International Inc., Spherion Corporation, Ciber Resources Connection, Jefferson Wells and CDI Corporation.

Kforce believes that availability and quality of personnel, level of service, effective monitoring of job performance, scope of geographic service and price of service are the principal elements of competition in our industry. We believe that availability of quality personnel is especially important. In order to attract candidates, we place emphasis upon our ability to provide permanent placement opportunities, competitive compensation and benefits, quality and varied assignments and scheduling flexibility. Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure from some of our competitors. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, and there can be no assurance that we will remain competitive.

Insurance

Kforce maintains a number of insurance policies including general liability, automobile liability and employers’ liability (each with excess liability coverage). We also maintain workers compensation, fidelity, fiduciary, directors and officers, professional liability, and employment practices liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from Kforce’s operations. There can be no assurance that any of the above coverage will be adequate for our needs, or that we will maintain all such policies in the future.

Financial Information About Foreign and Domestic Operations

Materially all of Kforce’s revenues are derived from domestic operations with customers located in the United States, for the years ended December 31, 2004, 2003 and 2002.

Operating Employees and Personnel

As of December 31, 2004, Kforce employed 1,667 operating employees and had approximately 10,200 consultants on assignment (“Flexible Consultants”) providing flexible staffing services to our clients. Flexible Consultants are primarily individuals who are employed directly by Kforce (“Flexible Employees”) representing 84% of Flexible Consultants; the balance are individuals who are employed by other entities (“Independent Contractors”) that provide their employees to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (FICA), federal and state unemployment taxes, workers compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

Available Information

We make available, free of charge, through the Investor Relations page on our website, and by responding to requests addressed to our Vice President—Investor Relations, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

Risk Factors

Kforce may not be able to recruit and retain qualified personnel.

Kforce depends upon the abilities of its staff to attract and retain personnel, particularly technical and professional personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material detrimental effect on our business.

Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients outsourcing of their staffing needs.

Kforce faces significant competition in the markets we serve, and there are limited barriers to entry for new competitors. The competition among staffing services firms is intense. Kforce competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search firms and other providers of staffing services. A number of our competitors possess substantially greater resources than we do. From time to time we experience significant pressure from our clients to reduce price levels. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will continue to successfully compete.

We rely on short-term contracts with most of our clients.

Because long-term contracts are not a significant part of our business, future results cannot be reliably predicted by considering past trends or extrapolating past results. Further, our reliance on short-term contracts exerts continued pressure on us when we try to renew contracts with existing clients who may seek better terms at each renewal.

We do not provide an “offshore” outsourcing solution.

Many staffing customers are now seeking an “offshore” solution to support their technology and business process function and, as a result, a significant amount of technology and financial staffing may be replaced by “offshore” resources. We do not currently provide an “offshore” program and there can be no assurance that we will be able to compete successfully against the “offshore” solution providers or that we will not lose significant market share and revenue. While our Technology staffing revenue increased through 2004, and we believe that the long-term business catalyst of technology remain in place, there can be no assurance that spending in the sector will return to the levels seen over the last decade.

We do not provide a Vendor Management System (“VMS”) solution.

Many staffing customers are seeking to consolidate their use of staffing services through the use of VMS solutions. Kforce provides consultants to these clients through other staffing companies who utilize a VMS solution, but does not currently provide this service directly to its clients. There can be no assurance that we can continue to effectively compete with those companies that provide a VMS solution.

Currently, Kforce is unable to recruit enough nurses to meet our clients’ demands for nurse staffing services, limiting the potential growth of our healthcare staffing business.

Kforce relies on its ability to attract, develop, and retain nurses and other healthcare personnel who possess the skills, experience and licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. At this time, we do not have enough nurses to meet our clients’ demands for our nurse staffing services. This shortage of nurses limits Kforce’s ability to grow our healthcare staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will result in further competition for qualified nursing personnel.

Decreases in patient occupancy at healthcare clients’ facilities may adversely affect the profitability of Kforce’s business.

Demand for temporary healthcare staffing services is significantly affected by the general level of patient occupancy at healthcare clients’ facilities. When a hospital’s occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. Kforce may also experience more competitive pricing pressure during periods of occupancy downturn. This reduction in occupancy could adversely affect the demand for services and Kforce’s profitability. There has been a significantly lessened demand for our healthcare staffing services in recent years. There can be no assurance that such demand will remain at current or return to prior levels.

Significant legal actions, particularly relating to our healthcare staffing services, could subject Kforce to substantial uninsured liabilities.

In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our employees or temporary staffing personnel. In some instances, we are required to indemnify clients against some or all of these risks. A failure of any of our employees or personnel to observe our policies and guidelines intended to reduce these risks, relevant client policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance, fidelity insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to maintain adequate insurance coverage, we may be exposed to substantial liabilities.

The addition of offices and entry into new geographic markets may not occur on a timely basis or achieve anticipated financial results.

Kforce’s growth depends in part on our ability to enter new vertical or geographic markets successfully. This expansion is dependent on a number of factors, including our ability to:

•	develop, recruit and maintain a base of qualified professionals within a new geographic market;

•	initiate, develop and sustain corporate client relationships in each new vertical or geographic market;

•	attract, hire, integrate and retain qualified sales and sales support employees; and

•	accurately assess the demand of a new market.

The addition of new offices and entry into new vertical or geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. In 2002, 2003 and 2004, we closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

Competition for acquisition opportunities may restrict Kforce’s future growth by limiting our ability to make acquisitions at reasonable valuations.

Kforce’s business strategy includes increasing market share and presence in the staffing industry through strategic acquisitions of companies that complement or enhance our business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. In addition, Kforce may be limited by its ability to obtain financing to consummate desirable acquisitions.

Kforce may face difficulties integrating acquisitions into existing operations and acquisitions may be unsuccessful, involve significant cash expenditures or expose Kforce to unforeseen liabilities.

Kforce continually evaluates opportunities to acquire staffing companies that complement or enhance our business and frequently has preliminary acquisition discussions with some of these companies.

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

Kforce faces significant employment liability risk.

Kforce employs and places people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims. We have policies and guidelines in place to reduce our exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in negative publicity, injunctive relief, payment by Kforce of monetary damages or fines or other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce our exposure, we maintain insurance covering general liability, workers compensation claims, errors and omissions, and employee theft. Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.

Kforce may be adversely affected by government regulation of the staffing business.

Our business is subject to regulation and licensing in many states. While we have had no material difficulty complying with regulations in the past, there can be no assurance that we will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. If we fail to comply, such failure could materially adversely affect Kforce’s financial results.

There are proposed changes in government visa rules that may materially impact our ability to bring foreign-born nurses to the United States. Our ability to bring nurses into the United States in the future may be severely impacted, which would affect our nurse staffing revenue.

Kforce may be adversely affected by government regulation of the workplace.

Part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship could have a material adverse affect on Kforce.

If Kforce becomes subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

Kforce provides workers compensation coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured preferred provider organization. If we become subject to substantial uninsured workers compensation or medical coverage liabilities, our financial results may be adversely affected.

Future changes in reimbursement trends could hamper our clients’ ability to pay Kforce.

Many of Kforce’s healthcare clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced government rates. In addition, insurance companies and managed care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flow, hampering their ability to pay us. This situation could have a significant impact on our cash flow.

Significant increases in payroll-related costs could adversely affect Kforce’s business.

Kforce is required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers compensation and insurance, FICA, and Medicare, among others, for our employees. Significant increases in the effective rates of any payroll-related costs likely would have a material adverse effect upon Kforce. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.

Kforce depends on the proper functioning of our information systems.

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Kforce’s information systems are protected through physical and software safeguards including the use of a third party data processing center. However, Kforce and its systems are still vulnerable to natural disasters, fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, and to bill for services efficiently. In addition, we depend on third-party vendors for certain functions whose future performance and reliability we can not warranty.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Kforce have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Kforce may not be able to maintain sufficient cash flow or borrowing capacity to support operations.

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. On November 3, 2000, Kforce entered into a $90 million Amended and Restated Credit Facility with a syndicate of banks led by Bank of America (“the Credit Facility”). On December 6, 2002, Kforce amended certain terms and conditions of the Credit Facility, and extended its term to November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100 million. Kforce is currently reviewing alternatives with regard to renewing or refinancing the Credit Facility. Kforce may not be able to renew the Credit Facility at the same terms and conditions as the existing Credit Facility.

The terms of the Credit Facility include certain financial covenants to which Kforce is subject, including a requirement to maintain at least $10 million of borrowing availability. In addition, should the amount available to be borrowed be less than $15 million but greater than $10 million Kforce must attain certain EBITDA targets. As of December 31, 2004, approximately $34.1 million was outstanding under this Credit Facility with an additional $21.4 million of borrowing available, without triggering the financial covenants and $36.4 million in total availability. At no time during the existence of the Credit Facility have we ever triggered such covenants. If such financial covenants were triggered in the future and if we did not comply with them, such a breach of the Credit Facility could materially adversely affect our liquidity and financial condition. Such lack of compliance could result, among other things, in the acceleration of all amounts borrowed under the Credit Facility. See the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

Kforce is subject to periodic federal, state and local tax audits for various tax years. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse affect on Kforce.

Kforce’s success depends upon retaining the services of its management team.

Kforce is highly dependent on its management team and expects that continued success will depend largely upon their efforts and abilities. The loss of the services of any key executive for any reason could have a material adverse effect upon Kforce. Success also depends upon our ability to identify, develop, and retain qualified operating employees; particularly management, client servicing, and candidate recruiting employees. Kforce expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss of some of our key operating employees could have an adverse effect on our operations, including our ability to establish and maintain client and candidate, professional and technical relationships.

Kforce’s stock price may be volatile.

Kforce’s common stock is traded on The NASDAQ Stock Market under the symbol “KFRC”. The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the employment services industry, or other developments affecting us, our clients, or our competitors, some of which may be unrelated to our performance.

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

Provisions in Kforce’s articles and bylaws and under Florida law may have certain anti-takeover effects.

Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered board of directors and permit the removal of directors only for cause. Additionally, management may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances upon a change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions may have a depressive effect on the market price of our common stock.

ITEM 2. PROPERTIES

We lease our corporate headquarters in Tampa, Florida, as well as space for our other locations. The aggregate area of office space under leases for locations is approximately 513,000 square feet. Field office leases generally run from month-to-month to five years. In September 2001, we relocated our corporate offices and local branches into a new headquarters in Tampa, Florida, which we have leased for 15 years. The aggregate annual rent expense in 2004 on all properties was approximately $9.4 million. We believe that our facilities will be adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, we are, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination claims, restrictive covenant disputes, service related disputes and other claims. We maintain insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that we insure against are workers compensation, personal injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR KFORCE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market(SM), under the symbol “KFRC”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for our common stock, as reported on the NASDAQ National Market.

	HIGH	LOW
Calendar Year 2003:
First Quarter	$4.42	$1.70
Second Quarter	$5.39	$2.37
Third Quarter	$8.68	$4.76
Fourth Quarter	$9.46	$7.29

Calendar Year 2004:
First Quarter	$11.00	$8.61
Second Quarter	$11.35	$8.19
Third Quarter	$9.55	$6.35
Fourth Quarter	$12.31	$8.15

On March 14, 2005 there were approximately 359 holders of record of our common stock. On March 14, 2005, the last reported sale price of our common stock on the NASDAQ Exchange was $11.18 per share.

Dividends

Since our initial public offering, we have not paid any cash dividends on our common stock. We are currently prohibited from making such dividend distributions under the terms of our Credit Facility.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all of our existing equity compensation plans as of December 31, 2004, including the Kforce Inc. Non-Employee Director Stock Option Plan, the Kforce Inc. Stock Incentive Plan, the Kforce Inc. Executive Investment Plan and the Kforce Inc. 1999 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Awards	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Stock Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	6,780,352	$8.635	840,053
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	6,780,352	$8.635	840,053

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Kforce’s Consolidated Financial Statements and the related notes thereto incorporated into Item 8 of this report.

	YEARS ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net service revenues	$661,451	$495,585	$513,547	$658,417	$805,020
Direct costs of services	457,567	341,617	345,585	406,017	443,464

Gross profit	203,884	153,968	167,962	252,400	361,556
Selling, general and administrative expenses	185,488	142,915	168,233	244,792	341,812
Depreciation and amortization.	5,221	4,371	9,629	17,325	18,440
Other expense, net	1,701	1,214	3,206	4,460	113

Income (loss) before income taxes and cumulative effect of change in accounting principle	11,474	5,468	(13,106)	(14,177)	1,191
Benefit (provision) for income taxes	13,537	(350)	(102)	2,089	(1,474)

Net income (loss) before cumulative effect of change in accounting principle	25,011	5,118	(13,208)	(12,088)	(283)
Cumulative effect of change in accounting principle	—	—	(33,823)	—	—

Net income (loss)	$25,011	$5,118	$(47,031)	$(12,088)	$(283)

Earnings (loss) per share before cumulative effect of change in accounting principle-basic	$0.73	$0.17	$(0.42)	$(0.38)	$(0.01)

Earnings (loss) per share-basic	$0.73	$0.17	$(1.49)	$(0.38)	$(0.01)

Weighted average shares outstanding-basic	34,125	30,514	31,577	31,711	42,886

Earnings (loss) per share before cumulative effect of change in accounting principle-diluted	$0.69	$0.16	$(0.42)	$(0.38)	$(0.01)

Earnings (loss) per share-diluted	$0.69	$0.16	$(1.49)	$(0.38)	$(0.01)

Weighted average shares outstanding-diluted	36,091	31,231	31,577	31,711	42,886

	DECEMBER 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Working capital	$24,829	$40,784	$32,126	$43,083	$70,885
Total assets	$273,195	$160,317	$151,435	$222,772	$278,018
Total long-term debt	$1,727	$22,000	$22,000	$28,185	$45,000
Stockholders’ equity	$170,769	$91,405	$84,846	$138,809	$155,037

Working capital at December 31, 2004 is impacted by the classification of the outstanding balance on Kforce’s Credit Facility of $34.1 million, which is scheduled to expire in November 2005, as a current liability.

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

OVERVIEW

This overview is intended to assist readers in better understanding this MDA. Part 1, Item 1 of this Form 10-K includes additional information on Kforce’s business.

Who We Are

We are a national provider of professional and technical specialty staffing services. At December 31, 2004, we operated 81 field offices covering 45 markets in 45 states. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and Med Records, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal and tax, which are highly centralized.

Kforce is focused on providing “staffing” services to our clients. Our staffing services include Flexible Staffing Services (“Flex”) and Search Services (“Search”).

Flex

Through Flex, we provide clients’ with qualified individuals (“consultants”) on a temporary basis with the appropriate skills and experience, when it is determined it is “the right match”. To be successful, our employees (“associates”) endeavor to (1) understand the clients’ needs, (2) determine and understand the capabilities of the consultants being recruited, and (3) deliver and manage the client-consultant relationship to the satisfaction of both the clients and the consultants. Typically, the better job Kforce and our consultants do, the longer the assignments last and the more often those clients turn to Kforce for additional needs.

The Flex business comprised 93.7% of our revenues for the year ended December 31, 2004. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SGA”) along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SGA. Search revenues comprised 6.3% of revenue in 2004.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 17% of revenues for the year ended December 31, 2004. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 30% of the applicable market and that no single firm has a larger than 7% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

We believe 2003 may have been a bottoming-out year for the economy and for the staffing industry after having declined for approximately three years and that indicators favorable for staffing services improved through 2004. Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of $76 billion in 2002, $76 billion in 2003 and $81 billion in 2004. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or conversely, to contract with an economic slowdown, that Flex demand generally increases before demand for permanent placements increases, that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe are enhanced by the streamlining of our operations and centralizing certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success. There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will return to historical levels. However, the National Association of Temporary and Staffing Services estimated that more than 80% of all U.S. businesses now utilize temporary staffing services. There can be no assurance that the Kforce Health and Life Sciences business segment will be able to assemble a sufficient candidate pool to service client needs. Partially driven by requirements at many public companies pertaining to the adoption of Section 404 of the Sarbanes-Oxley Act of 2002, competition for finance and accounting candidates significantly increased in 2004. There can be no assurance that Kforce will be able to assemble a sufficient candidate pool to service client needs in finance and accounting. In addition, a number of national staffing companies are increasingly utilizing a lower-priced staffing preferred-vendor model. These factors may impact the future growth and profitability of Kforce.

Future Growth

Kforce’s growth may be organic and/or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial as evidenced by our successful acquisition and integration of Hall, Kinion and Associates, Inc. in June 2004.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”) a privately held company based in Herndon, Virginia. Vista is engaged in the business of providing integrated business and information technology staffing and solutions to the commercial and government sectors.

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	After three years of decreasing revenues, revenue improved during 2004, with growth in each of Kforce’s operating segments for the year.

•	Search revenue grew each quarter in 2004, with growth of 36.2% during 2004.

•	Kforce completed the acquisition and successful integration of Hall Kinion during the second quarter. The integration of sales associates, the consolidation of 26 offices and the transition of the corporate headquarters all occurred on schedule.

•	Operating expenses were reduced to 28.8% of revenues for 2004 versus 29.7% for 2003, and 34.6% for 2002.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 41 days and 2004 net write-offs of $1.8 million.

•	Kforce’s stock price on the Nasdaq National Market increased 18.7% from $9.35 on December 31, 2003, to $11.10 at December 31, 2004.

CRITICAL ACCOUNTING ESTIMATES AND RECENT PRONOUNCEMENTS

The SEC has indicated that “critical accounting estimates” may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and due to their material impact on financial condition or operating performance. Readers should also refer to the Summary of Significant Accounting Policies in Note 1 to the Financial Statements for additional information. The following discussion is intended to assist the readers’ understanding of the judgments, accounting estimates, and uncertainties inherent in the more significant of Kforce’s policies.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 6.5% as of December 31, 2004 and 8.3% as of December 31, 2003. As of December 31, 2004, no single client has a receivable balance greater than 2.9% of total accounts receivable, and the largest ten clients represent approximately 16.8% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years. In 2002, net write-offs were $1.4 million, in 2003, there were net write-ons of $0.4 million and in 2004, net write-offs were $1.8 million. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

Kforce incurred net losses for each of the four years ending December, 31, 2002, and, as a result, has significant net operating loss carryforwards (NOLs) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce also acquired certain deferred tax assets in 2004 from Hall Kinion which were also fully reserved at the date of acquisition. Kforce had net income during each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized in that year by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. Kforce also had net income during each of the quarters in the year ended December 31, 2004. Kforce believes that profitability in each of the quarters for the years ended December 31, 2003 and December 31, 2004, and the corresponding forecast of future operating earnings, justifies changing the conclusion reached at December 31, 2002. Therefore, for the year ended December 31, 2004, Kforce has recognized a $13.5 million income tax benefit, which consists of the reversal of the valuation allowance in 2004, net of current and deferred income tax of $5.7 million. In addition, during the year ended December 31, 2004, Kforce reversed $21.8 million of valuation allowance related to deferred tax assets acquired in conjunction with the Hall Kinion acquisition. This reversal was recorded as an offset to goodwill. At December 31, 2004, Kforce has a remaining valuation allowance of $3.7 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with accounting standards first applicable in 2002, when an impairment of $33.8 million was recorded and classified as the cumulative effect of a change in accounting principle. The annual assessments found that no impairment existed at December 31, 2003 or December 31, 2004. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for Kforce are Tech, FA, and HLS. Although not required, we may use independent outside experts to assist in performing such valuations. An independent expert valuation was performed in 2002 and 2004, and management followed a similar methodology to reach its conclusion in 2003. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. Kforce had goodwill of $108.4 and $61.8 million at December 31, 2004 and 2003, respectively. The increase of $46.6 million in Goodwill is attributable to the acquisition of Hall Kinion.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (not goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at December 31, 2004 of $8.6 million, $3.0 million, and $9.8 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. As further described in Note 4 to the Financial Statements, impairment write-offs were $0.5 million in 2004 and $1.6 million in 2002, related to certain internally developed and purchased software and were included in selling, general and administrative expenses (“SGA”). No such write-offs were recorded in 2003. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

Self-Insurance

Kforce offers employee benefits programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250,000 for each workers compensation claim and up to

$150,000 annually for each health insurance claim for which it is not insured. These self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. Kforce believes that its estimation processes are adequate and its estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly subjective and future results could be materially different.

Revenue Recognition

Net service revenues constitute the largest single item in our financial statements, though estimates in regard to revenue recognition are not material in nature. Net service revenues consist of Search fees and Flex billings inclusive of billable expenses and net of credits, discounts, rebates and fallouts. Kforce recognizes Flex billings based on the hours worked and reported, together with reimbursable expenses, by placed consultants. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are Search placements that do not complete the applicable contingency period which vary on a contract by contract basis. Contingency periods are typically ninety days or less. The allowance for fallouts is estimated based upon historical activity of Search placements that do not complete the contingency period and expectations of future fallouts, and is included with the allowance for doubtful accounts as a reduction in receivables.

Accrued Commissions

Associates earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. For each associate, the amount of commissions paid as a percentage of revenue or gross profit increases as revenue levels increase. For interim periods, Kforce accrues commissions for actual revenue at a percentage equal to the percentage of total expected commissions payable to total revenue for the entire year. In estimating the percentage of expected commissions payable, Kforce uses factors including anticipated write–offs and the revenue anticipated for each associate. To the extent that these estimates differ from the actual results, commissions accrued could be materially different than commissions paid. Because of the calendar year basis of the plans, this estimation process is more significant at interim quarter ends than it is at calendar year end.

Accrued Bonuses

Kforce pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of measures of quarterly and annual performance. Executive and corporate bonuses are accrued for payment near year end, based in part upon anticipated annual results compared to annual budgets. Field management bonuses are a component of approved compensation plans which specify individual incentive target levels based on actual results. Variances in revenue, gross margin, selling, general and administrative expenses or net income at a consolidated, segment or individual manager level can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

The following recently issued accounting pronouncements were effective for Kforce beginning January 1, 2004, and management has determined that the adoption of these standards had no material impact on Kforce’s consolidated financial statements.

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

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in Share-Based Payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for Kforce as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Kforce is currently evaluating the impact of this proposed standard on its financial condition, results of operations and cash flows.

In December of 2004, FASB issued SFAS 153, “Exchange of non-monetary assets.” This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on Kforce’s consolidated financial statements.

RESULTS OF OPERATIONS

Kforce saw a return to profitability in 2003 despite continuous challenges in the macro-economic environment. Profitability continued in 2004 driven by revenue growth in all segments. We believe the expected stabilization of the economic outlook will allow for continued improving trends in the staffing industry and growth opportunities across our business lines in terms of both revenue and profitability. We believe this is particularly true in the Flex component of our revenues, which historically has shown growth during the early stages of an economic recovery. Our Search business has shown quarterly growth throughout 2004; however, it remains difficult to predict whether there will be future growth in our Search business.

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

The acquisition of Hall Kinion, effective on June 7, 2004, impacts our financial results and business drivers in the quarters ended June 30, September 30, and December 31, 2004. As a result of our successful integration efforts, revenues and costs contributed by the acquired entity are merged into the Kforce business segments, making it not feasible to accurately estimate the impact of the acquired business on Kforce’s consolidated revenues and margins. Exclusive of any impacts of the acquisition, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisition has provided a positive impact on Flex revenues for the Technology and Finance and Accounting segments. Search business and the HLS segment were not materially affected by the merger. Kforce believes a portion of the increase in SGA, primarily during the second quarter of 2004, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated years:

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Revenue by Segment:
Tech	46.3%	45.1%	44.0%
FA	29.5	24.8	23.7
HLS	24.2	30.1	32.3

Net service revenues	100.0%	100.0%	100.0%

Revenue by Time:
Flex	93.7%	93.9%	92.7%
Search	6.3	6.1	7.3

Net service revenues	100.0%	100.0%	100.0%

Gross profit	30.8%	31.1%	32.7%
Selling, general and administrative expenses	28.0	28.8	32.8
Income (loss) before income taxes and cumulative effect of change in accounting principle	1.7	1.1	(2.6)
Net income (loss) before cumulative effect of change in accounting principle	3.8	1.0	(2.6)
Net income (loss)	3.8%	1.0%	(9.2)%

The following table details net service revenues by service offering for each business segment and percentage changes from the prior year.

(in $000’s)	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
Tech
Flex	$294,598	36.0%	$216,609	0.4%	$215,731
Search	11,397	59.1%	7,162	(29.4)%	10,140

Total Tech	$305,995	36.7%	$223,771	(0.9)%	$225,871

FA
Flex	$169,411	63.5%	$103,630	4.7%	$99,009
Search	26,058	36.0%	19,157	(15.8)%	22,754

Total FA	$195,469	59.2%	$122,787	0.8%	$121,763

HLS
Flex	$156,071	7.7%	$144,972	(10.0)%	$161,168
Search	3,916	(3.4)%	4,055	(14.5)%	4,745

Total HLS	$159,987	7.4%	$149,027	(10.2)%	$165,913

Total Flex	$620,080	33.3%	$465,211	(2.2)%	$475,908
Total Search	41,371	36.2%	30,374	(19.3)%	37,639

Total revenue	$661,451	33.5%	$495,585	(3.5)%	$513,547

Kforce experienced revenue growth in all segments in 2004 in comparison to declines or flat revenue in 2003. Tech revenue increased 36.7% in 2004 versus slight declines in 2003 from 2002. FA revenue increased 59.2% in 2004 building on slight improvements in 2003. Our HLS business segment, which declined 10.2% in 2003 despite growth in our Clinical Research business, showed revenue growth of 7.4% in 2004 due to improvements in all of the HLS business lines. Exclusive of the estimated revenue contributions from the acquisition of Hall Kinion, we believe that Flex revenue in the Tech and FA segments of the Kforce business would have grown compared to the prior year. HLS revenues were unaffected by the Hall Kinion acquisition.

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing the annual comparisons. This 2004 quarterly information is presented only for this purpose.

	QUARTER ENDED
(in $000’s, except Billing Days)	MARCH 31	JUNE 30	SEPT 30	DEC 31
Billing Days	64	64	64	62
Flex Revenue
Tech	$57,601	$67,650	$86,364	$82,983
FA	28,515	36,119	50,440	54,337
HLS	35,742	38,525	40,595	41,209

Total Flex	$121,858	$142,294	$177,399	$178,529

Search Revenue
Tech	$2,049	$2,527	$3,307	$3,514
FA	5,441	6,361	7,056	7,200
HLS	860	980	1,100	976

Total Search	$8,350	$9,868	$11,463	$11,690

Total Revenue
Tech	$59,650	$70,177	$89,671	$86,497
FA	33,956	42,480	57,496	61,537
HLS	36,602	39,505	41,695	42,185

Total revenue	$130,208	$152,162	$188,862	$190,219

Flexible Billings. The primary drivers of Flex are the number of hours billed, bill rate per hour and, to a limited degree, the amount of expenses incurred by Kforce that are billable to the client.

Changing market share and the acquisition of Hall Kinion, coupled with overall changes in opportunities as the result of an economic recovery are the main factors in changes in the number of hours billed. Total hours billed increased 39.8% to 14.8 million hours in 2004 from 10.6 million hours in 2003, due to increases in all segments. We believe the decrease of 2.9% in 2003 from 2002 was primarily a result of the decline in economic conditions over that period offset by initial signs of economic improvements in Tech and stabilization in FA. Flex hours billed for the year, by segment, were as follows:

(in 000’s)	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
Tech	5,185	39.3%	3,722	6.7%	3,488
FA	6,214	70.4%	3,647	(0.5)%	3,667
HLS	3,435	6.0%	3,241	(14.1)%	3,770

Total hours billed	14,834	39.8%	10,610	(2.9)%	10,925

Billable expenses increased 9.4% in 2004 to $12.9 million from $11.8 million in 2003 and increased 6.2% in 2003 from $11.1 million in 2002. The increases in 2004 and 2003 are attributable primarily to increases in FA and Tech segments’ project work. As the economic environment improves, clients’ requests for consultants for longer assignments, which usually involve travel, typically increase. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. Flex billable expenses included in revenue for the year by segment were:

(in $000’s)	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
Tech	$3,112	14.6%	$2,714	32.1%	$2,055
FA	1,093	16.4%	939	369.1%	200
HLS	8,724	6.9%	8,162	(8.0)%	8,868

Total billable expenses	$12,929	9.4%	$11,815	6.2%	$11,123

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements. Total placements increased 34.8% to 3,567 in 2004 and decreased 17.4% to 2,646 placements in 2003 from 3,203 in 2002. An increase of 1.0% in 2004 and a decrease of 2.3% in 2003 in the average placement fee also contributed to the results. We believe these results are primarily attributable to the improving economic conditions. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the acquisition of Hall Kinion has only had a minimal impact on Search revenue for 2004.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 32.4% to $203.9 million in 2004 and decreased 8.3% to $154.0 million in 2003 from $168.0 million in 2002. Gross profit as a percentage of net service revenues decreased to 30.8% in 2004 compared to 31.1% in 2003 and 32.7% in 2002.

The change in gross profit is attributable to changes in volume evidenced by changes in hours billed for Flex and for the number of placements for Search combined with changes in the spread between bill rate and pay rate (“Flex Rate”) for Flex or the bill rate (“Rate”) for Search. The increase in gross profit for Flex from 2003 to 2004 was $38.9 million, of which $46.2 million resulted from an increase in volume and $7.3 million resulted from a decrease in the Flex Rate. The increase in Search gross profit from 2003 to 2004 was $11.0 million, comprised of a $10.5 million increase in volume and a $0.5 million increase in Rate. Flex gross profit declined by $6.7 million from 2002 to 2003 as the result of a $3.7 million decrease in volume and $3.0 million as the result of decrease in the Flex Rate. Search gross profit declined by $7.3 million from 2002 to 2003 as the result of a $6.4 million decrease in volume and a $900,000 decrease in Rate.

Changes in total gross profit percentage for the year by segment are as follows:

	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
Tech	27.6%	0.3%	27.5%	(4.9)%	29.0%
FA	37.5%	(5.3)%	39.6%	(9.2)%	43.6%
HLS	28.8%	(1.8)%	29.3%	(1.6)%	29.8%

Total gross profit percentage	30.8%	(0.8)%	31.1%	(5.0)%	32.7%

Because Search revenue is accounted for as 100% gross profit, changes in the amount of search fees as a percent of total revenue can significantly impact the total gross profit percentage. The decrease in gross profit percentages in 2004 and 2003 as compared to 2002 was primarily the result of decreases in search fees as a percent of total revenue.

Flex gross profit percentage, year over year, has been negatively impacted by a shift in our client base to larger client contracts which provide a higher volume of business but often have lower margins. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. In some cases, gross profit percentages for Flex have been negatively impacted over the past year by customer pressure to reduce bill rates and our inability to lower consultant pay rates in response to customer pressures. However, the spread between bill rates and pay rates appears to have stabilized in the second and third quarters of 2004 for the Tech, FA and HLS segments. The reduction in gross profit percentage for the FA segment is primarily the result of the inclusion of a larger mix of professional administrative positions contributed by the OnStaff group.

Below is a table detailing Flex gross profit percentage for the year by segment.

	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
Tech	24.8%	(1.3)%	25.2%	(1.8)%	25.6%
FA	27.9%	(1.9)%	28.4%	(7.2)%	30.6%
HLS	27.0%	(1.2)%	27.4%	(1.4)%	27.8%

Total Flex gross profit percentage	26.2%	(1.4)%	26.6%	(3.0)%	27.4%

Selling, General and Administrative (“SGA”) Expenses. SGA expenses were $185.5 million, $142.9 million, and $168.2 million in 2004, 2003 and 2002, respectively, increasing by 29.8% during 2004 and decreasing 15.0% during 2003. SGA expenses as a percentage of net service revenues decreased to 28.0% in 2004 and 28.8% in 2003 compared to 32.8% for 2002.

The increase in SGA expense in 2004, as compared to 2003 and 2002, is primarily attributable to compensation and facility costs relating to supporting the acquired Hall Kinion operations and increases in compensation expense as discussed below. Also contributing to the increase in SGA were additional costs related to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses, as well as a charge to accelerate the expense of lease costs to be incurred on a field office as discussed below. Even with such non-recurring items in 2004, SGA expenses as a percentage of net service revenues continued to decrease in 2004.

Total commissions, compensation, payroll taxes, and benefits costs were $137.9 million, $101.0 million and $106.4 million representing 74.4%, 70.6% and 62.8% of total SGA for the years ended December 31, 2004, 2003 and 2002, respectively. Increases in commissions and other incentive compensation are due to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the increased volume of business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years and the acceleration of the restricted stock expense in 2004 as discussed below. The guiding principles related to employee compensation include competitive compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels achieved by associates.

In January 2002, Kforce issued 223,800 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five-year period with an acceleration clause if certain Kforce common stock price thresholds were met. During 2003 and 2002, $221,000 and $212,000, respectively, were charged to compensation expense for the straight-line amortization of vesting over the five-year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because Kforce had been amortizing the value of such restricted stock on a straight line basis over the five-year period, and the stock price threshold had not been met on or prior to December 31, 2003, Kforce was required to record the unamortized balance of $673,000 as compensation expense in the period when the stock price threshold was achieved, which was the first quarter of 2004.

On September 9, 2004, the Compensation Committee of the Board of Directors of Kforce accelerated the vesting period of stock options for all current employees that would otherwise have been unvested on January 1, 2005. The vesting period of options to purchase a total of 855,662 shares of Kforce’s common stock was accelerated. These options are held by fifteen employees, including options to purchase an aggregate of 748,162 shares of Kforce’s common stock held by six Executive Officers. Because of this accelerated vesting, Kforce does not currently have any outstanding options that would otherwise remain unvested on July 1, 2005. Accordingly, fair value accounting required by SFAS 123R, which will be adopted by Kforce on July 1, 2005, will not be applicable to any of Kforce’s currently outstanding options.

Kforce recorded $104,000 of compensation expense in 2004 related to the option acceleration due to the departure of an executive officer. Kforce expects the remaining affected employees to continue to provide services through their applicable original vesting dates; therefore, there is no additional current expense as a result of the acceleration. If all affected employees were to terminate their employment prior to the applicable original vesting dates, the maximum future expense would be approximately $940,000 after scheduled vesting dates in January 2005 have passed and would reduce to approximately $59,000 after scheduled vesting dates in January 2006 have passed.

On November 30, 2004, Kforce accelerated the vesting of 191,930 shares of restricted common stock that were granted to seven members of senior management in the first quarter of 2003. These shares were originally scheduled to vest in February 2005. Of this grant, 161,646 shares were granted to the CEO and the next four highest compensated employees. Kforce recorded $27,000 of compensation expense related to this acceleration.

In addition to those activities undertaken to improve efficiencies, Kforce has attempted to manage its accounts receivable to minimize write-offs. Though there can be no assurance that Kforce will be able to maintain low levels of write-offs in the future, Kforce’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SGA as a percentage of revenue. Bad debt expense was $1.8 million and $1.4 million or 0.3% and 0.3% of revenue for the years ended December 31, 2004 and 2002, respectively. The year ended December 31, 2003 had a net credit to expense of $0.4 million.

Kforce has substantially restructured both its field and back office operations over the past several years. We believe that these changes not only have had a significant impact on reductions in SGA expenses in 2003 and 2002, but also have allowed us to maintain a relatively low level of SGA as a percentage of revenue, as revenues increased in 2004. Some of the activities completed over the past three years as a result of restructuring include: (1) the roll-out of a methodology in our field operations to ensure a consistent, disciplined process in our sales, recruiting and delivery activities; (2) the centralization at headquarters of the primary processing activities such as billing, time entry, credit and collections; (3) the restructuring of compensation plans to more closely align with performance; and (4) the restructuring and consolidation of our technology infrastructure, including a new data center host at significantly more attractive terms. As a result of increased efficiencies achieved by these actions, we believe the back office and other support service costs will increase at a lower rate than our revenues and profit in a growing environment. Additional systems initiatives are being undertaken in 2005 to further automate and integrate processing and support activities, which are expected to make them more efficient to scale, while also enhancing exceptional customer service capabilities. For example, we have acquired a new front-end (“CRM”) and time-entry systems that are expected to be implemented in 2005.

Depreciation and amortization. Depreciation and amortization were $5.2 million, $4.4 million and $9.6 million in 2004, 2003 and 2002, respectively, representing an increase of 19.4% and a decrease of 54.6% during 2004 and 2003, respectively. Depreciation and amortization expense as a percentage of net service revenue decreased to 0.8% in 2004 from 0.9% for 2003 and 1.9% for 2002. Decreases or increases by category of expense, for the year, are as follows:

(in $000’s)	2004 Expense	Percent Increase (Decrease)	2003 Expense	Percent Increase (Decrease)	2002 Expense
Fixed asset depreciation	$2,073	(21.5)%	$2,641	(47.4)%	$5,025
Capital lease asset depreciation	227	—	—	—	—
Capital software amortization	749	(23.2)%	976	(70.8)%	3,347
Intangible assets amortization	1,836	338.2	419	(27.6)%	579
Other amortization	336	0.0%	335	(50.6)%	678

Total depreciation and amortization	$5,221	19.4%	$4,371	(54.6)%	$9,629

The increase in expense in 2004 as compared to 2003 is primarily due to increases in amounts of intangible assets amortized as intangible assets increased from the Hall Kinion acquisition in June of 2004 and also due to new capital leases for technology equipment. The decrease in expense in 2003 as compared to 2002 is primarily due the decrease in the amount of owned assets and reductions in debt related amortization. Capitalized software amortization expense has also decreased due to write-offs of obsolete software in 2002. The purchases and implementation of the new CRM and time-entry software mentioned above, will lead to increases in software amortization in future years. We believe the implementation of this software will enhance efficiency and productivity.

Other Expense. Other expense was $1.7 million in 2004, $1.2 million in 2003 and $3.2 million in 2002. Other expense consists primarily of interest on Kforce’s credit facility. The interest expense changes are primarily driven by changes in Kforce’s outstanding balance and changes in the one month LIBOR rate which is used as the base rate in the credit facility. The average LIBOR rates in 2004, 2003 and 2002 were 1.54%, 1.20% and 1.76%, respectively. Other expense is partially offset by miscellaneous income of $0.6 million in 2003 consisting primarily of legal and financial settlements. Other expense for 2002 includes $1.0 million of loss on disposal of assets related to office consolidations.

Income (Loss) Before Income Taxes and Accounting Change. The income (loss) before income taxes and cumulative effect of change in accounting principle of $11.5 million in 2004, $5.5 million in 2003 and $(13.1) million in 2002, is primarily the result of changes in net service revenues and gross margin and reduced SGA and other expenses discussed above.

Income Taxes. The income tax benefit for 2004 was $13.5 million and the income tax provision for 2003 and 2002 was $0.4 million and $0.1 million, respectively. The 2004 income tax benefit is primarily attributable to the reversal of valuation allowances of $19.2 million, initially recorded in 2002 against all deferred tax assets, offset by current and deferred tax expense of $5.7 million. The 2003 income tax provision is due to the recording of state income tax expense for which no corresponding state tax carryforwards were available. The 2002 tax provision was the net result of establishing of a valuation allowance against the deferred tax benefit of 2002 federal and state net operating losses.

Cumulative Effect of Change in Accounting Principle. Kforce adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to be tested for impairment on an annual basis. As a result of this impairment test, Kforce recorded an impairment of approximately $33.8 million, consisting of $11.1 million and $22.7 million for the Human Resources and IT units, respectively, which is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002. Conditions contributing to the goodwill impairment were negative industry and economic trends which lowered profits and cash flows over the 18 months preceding the recognition of the impairments.

Net Income/Loss. Net income was $25.0 million in 2004 compared to $5.1 million in 2003 and a net loss of $47.0 million in 2002, resulting from the net effects of those items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our operations through cash generated by operating activities and funds available from our revolving credit facilities. As highlighted in the Statements of Cash Flows, Kforce’s liquidity and available capital resources are impacted by four key components: existing cash and equivalents, operating activities, investing activities and financing activities.

Cash and Equivalents

Cash and equivalents totaled $0.4 million at the end of 2004, a decrease of $13.3 million from the $13.7 million at year-end 2003 and $0.7 million less than the $1.1 million at year-end 2002. As further described below, during 2004, Kforce generated $6.4 million of cash from operating activities, used $31.6 million of cash in investing activities and generated $11.9 million from financing activities.

Operating Activities

During 2004, cash flow provided by operations was approximately $6.4 million, resulting primarily from net income and non-cash adjustments for depreciation and amortization offset by non-cash adjustment for deferred income tax and the funding of the increase in accounts receivable.

Kforce’s gross accounts receivable were $97.0 million at the end of 2004, which was a $29.1 million increase from $67.9 million at the end of 2003. If Kforce continues to experience growth in revenue in 2005, we expect to need to fund increases in accounts receivable. Currently, capacity exists for this purpose under the Credit Facility as described below.

At December 31, 2004, Kforce had $24.4 million in positive working capital in addition to its $0.4 million of cash and equivalents. Kforce’s calculation of working capital for the year ended 2004 is reduced by Kforce’s Credit Facility of $34.1 million due to its expiration in 2005. Working capital for 2004, excluding the Credit Facility, is $58.9 million. Its current ratio (current assets divided by current liabilities) was 1.3 at the end of 2004 as compared to 2.1 at the end of 2003. The decrease in the current ratio is due to the inclusion of Kforce’s Credit Facility in current liabilities. The current ratio at the end of 2004, excluding the Credit Facility, is 2.1. Kforce is currently reviewing alternatives with regard to renewing or refinancing the Credit Facility.

Investing Activities

During 2004, cash flow used in investing activities was approximately $31.6 million, resulting primarily from $28.0 million for the acquisition of Hall Kinion and $3.6 million in capital expenditures, consisting primarily of computer software. Kforce expects capital expenditures to increase in 2005, primarily as the result of plans to purchase and implement new customer relationship management, time-entry, request for proposal and possibly other software. Anticipated capital expenditures in 2005 are currently expected to be in the $5.5 million to $7.5 million range and Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures necessary to operate the business.

Financing Activities

For the year 2004, cash flow provided by financing activities was approximately $11.9 million, resulting primarily from increases in credit facility borrowings of $12.1 million to pay for transaction costs related to the Hall Kinion acquisition and the exercise of stock options of $4.5 million offset by the purchase of the treasury shares of $4.3 million and the payment of other financing of $0.4 million.

Kforce periodically issues restricted stock as part of compensation plans for certain members of corporate and field management. Details regarding these issuances can be found in Note 10 to the Financial Statements.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of four banks (“the Credit Facility”) was $34.1 and $22.0 million at the end of 2004 and 2003, respectively.

The Credit Facility, which was originally amended on December 6, 2002 and terminates November 3, 2005, provides for maximum revolving credit of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Kforce has begun exploring alternatives for replacing or extending the current Credit Facility in preparation for the November 3, 2005 expiration. Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Kforce entered into a Sixth Amendment to the Credit Facility dated as of August 26, 2004 (the “Amendment”) primarily to lower the applicable interest rates, effective August 1, 2004, by approximately 0.50%, to rates ranging from Prime minus 0.25% to Prime plus 0.25% or LIBOR plus 1.50% to LIBOR plus 2.50%, pursuant to financial performance criteria for the previous four quarters as set forth in the Credit Facility. Pricing was fixed at Prime or LIBOR plus 1.75% until March 31, 2005. Prior to the Amendment amounts borrowed under the Credit Facility bore interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the original amended Credit Facility. Pricing was fixed for one year at LIBOR plus 2.25%, until December 6, 2003, after which pricing changes quarterly based on the previous four quarters’ performance. The terms of the Credit Facility also include certain financial covenants to which Kforce is subject, including a requirement to maintain at least $10 million of borrowing availability. In addition, should the amount available to be borrowed be less than $15 million but greater than $10 million, Kforce must attain certain EBITDA targets as follows:

Period Ending	EBITDA
The four (4) fiscal quarters ending December 31, 2004	$15.5 million
The four (4) fiscal quarters ending March 31, 2005	$16.0 million
The four (4) fiscal quarters ending June 30, 2005	$17.0 million
The four (4) fiscal quarters ending September 30, 2005	$18.0 million

EBITDA for the four quarters ending December 31, 2004, as calculated pursuant to the terms of the Credit Facility, was $20.0 million

Our borrowings as of March 14, 2005 and December 31, 2004 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants. In addition to the $34.1 million and $37.0 million outstanding, the amounts available under the Credit Facility as of December 31, 2004, and March 14, 2005 were $26.4 million and $31.2 million, respectively. The amounts available without triggering the debt covenants as of December 31, 2004 and March 14, 2005 were approximately $21.4 million and $26.2 million, respectively.

The Credit Facility contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million. This provision was waived up to $7.0 million as of December 31, 2004. Capital expenditures during the fiscal year 2004 totaled $6.8 million as calculated under the Credit Facility. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions.

Our board of directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of December 31, 2004, we had repurchased approximately 19.6 million shares for $108.9 million; therefore, approximately $6.1 million and $6.1 million was available under the current board authorization and $20.7 million and $25.0 million was available under the current Credit Facility limitations, as of December 31, 2004 and March 9, 2005, respectively. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under bank plan	Amount available under board plan
January 2004	34,510	$10.40	—	$24,640,944	$10,006,478
February 2004	—	—	—	24,640,944	10,006,478
March 2004	—	—	—	24,640,944	10,006,478
April 2004	—	—	—	24,640,944	10,006,478
May 2004	—	—	—	24,640,944	10,006,478
June 2004	—	—	—	24,640,944	10,006,478
July 2004	—	—	—	24,640,944	10,006,478
August 2004	—	—	—	24,640,944	10,006,478
September 2004	—	—	—	24,640,944	10,006,478
October 2004	—	—	—	24,640,944	10,006,478
November 2004	—	—	—	24,640,944	10,006,478
December 2004	351,011	11.26	—	20,689,719	6,055,253

Total	385,521	$10.40	—	$20,689,719	$6,055,253

January 2003	—	$—	—	$25,000,000	$10,511,680
February 2003	49,207	2.97	—	24,853,854	10,365,534
March 2003	—	—	—	24,853,854	10,365,534
April 2003	—	—	—	24,853,854	10,365,534
May 2003	—	—	—	24,853,854	10,365,534
June 2003	—	—	—	24,853,854	10,365,534
July 2003	—	—	—	24,853,854	10,365,534
August 2003	—	—	—	24,853,854	10,365,534
September 2003	—	—	—	24,853,854	10,365,534
October 2003	—	—	—	24,853,854	10,365,534
November 2003	—	—	—	24,853,854	10,365,534
December 2003	—	—	—	24,853,854	10,365,534

Total	49,207	$2.97	—	$24,853,854	$10,365,534

In March, April and May of 2003, we entered into four fixed interest rate swap contracts for a total notional amount of $22 million, expiring in March and May of 2005. The contracts, which have been classified as cash flow hedges pursuant to SFAS 133 effectively convert $22 million of our outstanding debt under the Credit Facility to a fixed rate of approximately 5%, thus reducing the impact of interest rate increases on future income.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of December 31, 2004:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$42,165	$10,872	$11,392	$5,521	$14,379
Capital leases	2,288	852	1,436	—	—
Credit facility	34,100	34,100	—	—	—
Deferred compensation plan liability	9,244	966	812	235	7,231
Other debt	730	315	415	—	—

Total	$88,527	$47,105	$14,055	$5,756	$21,610

Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment. Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees retire or terminate during that time.

The amount outstanding on our Credit Facility bears interest at a fixed rate of approximately 5.0% on $22 million of the debt as a result of the hedges described above. The remaining $12.1 million balance bears interest at a floating rate. At this level of $34.1 million of debt and this effective rate of 5.0% on the entire balance, for a period of one year, interest expense would be approximately $1.7 million.

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $5,745 outstanding for facility lease deposits, workers compensation and property insurance obligations.

Kforce has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

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

Acquisitions and Divestitures

Kforce made acquisitions and divestitures in 2004 and 2002 which are discussed in Note 6 to the Financial Statements. In addition, we have purchased the assets of VistaRMS, Inc. as of February 1, 2005, as discussed below.

Although we expect increases in net service revenues as a result of each acquisition and expect such acquisitions to be accretive, we are unable to predict that there will be any pattern related to costs as a percentage of net service revenues.

Hall, Kinion and Associates Inc.

On June 7, 2004, Kforce acquired 100% of the outstanding common stock of Hall, Kinion and Associates Inc. (“Hall Kinion”) and its subsidiaries in exchange for approximately 5.7 million shares of Kforce stock. This acquisition was accounted for using the purchase method. Hall Kinion’s first quarter 2004 and full year 2003 revenues were $30.4 million and $156.9 million, respectively. The results of Hall Kinion’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Hall Kinion specialized in providing technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. The results of the technology and finance and accounting businesses (previously provided by Hall Kinion’s “OnStaff” group) are included in Kforce’s Technology and Finance and Accounting business segments, respectively.

As a result of this acquisition, Kforce expanded its market presence by adding 18 offices, not including 25 offices that have been consolidated with existing Kforce offices. The acquisition also expanded Kforce’s service offerings in technology and finance and accounting in certain market segments. We believe the integration of the operations of Hall Kinion into Kforce is substantially complete and has had a positive effect on revenues, net income and earnings per share beginning in the third quarter of 2004. We have not compiled separate results for the former Hall Kinion operations because these operations have been integrated into Kforce and it is not feasible to track their results.

Details of the terms of the acquisition are included in a Registration Statement on Form S-4 that we filed on December 24, 2003, and amended on February 9, 2004, April 13, 2004, May 3, 2004 and May 5, 2004.

VistaRMS, Inc.

On February 1, 2005, the Firm completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately held company based in Herndon, Virginia. Vista is engaged in the business of providing integrated business and information technology staffing and solutions to the commercial and government sectors. We believe the integration of the operations of Vista into Kforce will be substantially complete as of the end of the first quarter of 2005.

Pursuant to an Asset Purchase Agreement, dated as of December 3, 2004, between Kforce, Vista, and the shareholders of Vista, Kforce purchased substantially all of the assets of Vista and assumed and became responsible for certain of Vista’s liabilities at the closing of the transaction on February 1, 2005. As consideration for the assets being acquired, Kforce issued upon the closing of the transactions 2,348,337 shares of Kforce common stock (the “Common Stock”). The number of shares of Common Stock issued in connection with the Agreement was based on a price per share of Common Stock of $10.22, which represented the average per share closing price of the Common Stock during the period of October 20, 2004 through November 2, 2004.

On the date of closing, Kforce placed into escrow 450,000 shares of the Common Stock for the purpose of securing Vista’s indemnification obligations under the Agreement and placed an additional 782,779 shares of the Common Stock into escrow to satisfy potential adjustments to the purchase price that will be determined following the consummation of the transactions contemplated by the Agreement. The purchase price will be reduced (i) to the extent the net assets of Vista as of June 30, 2004 exceed the net assets of Vista as of the date of the closing of the transaction contemplated by the Agreement, (ii) in the event that revenue generated by Vista pursuant to contracts and relationships with its customers is not able to be assigned or transferred to Kforce, (iii) in the event that certain of Vista’s accounts receivable that are being transferred to Kforce under the Agreement remain uncollected 90 days following the closing of the transaction contemplated by the Agreement, and (iv) by the amount of any tax liability incurred by Kforce resulting from Vista’s use of the cash receipts and disbursements method of accounting for computing taxable income.

Income Tax Audits

We were audited by the U.S. Internal Revenue Service in 2002 for our tax years ending December 31, 1999 and 1998. The audit was concluded with no adverse findings or assessments by the Internal Revenue Service.

We are also periodically subject to state and other local income tax audits for various tax years. During 2004, income tax audits for the states of New York and Massachusetts were concluded with no material adverse assessments. At December 31, 2004, ongoing audits for which no final determination has been made were being conducted by the states of North Carolina and New Jersey. As of March 9, 2005, we do not believe the resolution of any of these audits will have a material adverse impact on our operations or financial condition.

Registration Statement on Form S-3

On May 24, 2002, Kforce filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity and financial instruments for the financing of various corporate activities to potentially include funding for acquisitions and other business expansion opportunities, as well as compensation arrangements. Such filings are referred to as “Shelf Registrations”. No issuance of securities has been made under this registration statement as of December 31, 2004. The Shelf Registration was not used for the shares issued in connection with the Hall Kinion or Vista acquisitions because Shelf Registrations on Form S-3 are not available for the registration of securities issued in business combination transactions. There is no assurance that the existence of the Shelf Registration will assist Kforce in registering its securities in connection with future efforts to raise capital or for other purposes.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of December 31, 2004, the notional value of outstanding interest rate swap agreements effectively converted $22.0 million of our $34.1 million of outstanding debt at a fixed rate, leaving Kforce exposed to changes in interest rates on the unhedged $12.1 million of debt. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects on it of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $121,000 on our interest expense.

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, those controls.

Inherant Limitations of Internal Control Over Financial Reporting

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Management Report on Internal Control Over Financial Reporting

The management of Kforce is responsible for establishing and maintaining adequate internal control over financial reporting. Kforce’s internal control system was designed to provide reasonable assurance to Kforce’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

On March 15, 2005, Kforce management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of Kforce’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc. Tampa, Florida

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Kforce Inc. and subsidiaries (“Kforce”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Kforce’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Kforce maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of Kforce and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 16, 2005

ITEM 9B. OTHER INFORMATION

On March 16, 2005, Kforce Inc. entered into amended employment agreements with William L. Sanders and Joseph J. Liberatore (the “Executives”). Pursuant to the agreements, Mr. Sanders will serve as President and be entitled to an annual base salary of $490,000 and Mr. Liberatore will serve as Chief Financial Officer and be entitled to an annual base salary of $350,000. Each agreement extends for a rolling period of two years and 364 days, unless the agreement is earlier terminated by the relevant Executive with or without good reason, by Kforce with or without cause, or the Executive’s employment is terminated by reason of voluntary retirement, death or disability.

Each agreement also provides that in the event that Kforce terminates the Executive’s employment without cause, or if the Executive terminates his employment with Kforce for good reason, Kforce will be obligated to pay, as severance, an amount equal to two times the sum of the annual base salary on the date of termination (a defined term) plus the average of the individual’s last three years’ bonuses. The agreements further provide that if a change in control occurs and the Executive’s employment is terminated at any time prior to the first anniversary of the change in control date other than for cause or by the Executive for good reason, then the Executive shall be entitled to receive, as severance, an amount in cash equal to 2.99 times his annual base salary on the date of termination plus the average of his last three years bonuses.

On March 16, 2005, Kforce also entered into an employment agreement with Michael Ettore pursuant to which he will serve as Chief Services Officer and be entitled to a base salary of $250,000. The term of the agreement is for a rolling period of two years, unless the agreement is earlier terminated by Mr. Ettore with or without good reason, by Kforce with or without cause, or by reason of Mr. Ettore’s death or disability. The agreement with Mr. Ettore provides that in the event that Kforce terminates his employment without cause, or he terminates his employment with Kforce for good reason, Kforce will be obligated to pay, as severance, an amount equal to two times the sum of the annual base salary on the date of termination (a defined term) plus the average of his last two years’ bonuses. The agreement further provides that if a change in control occurs and Mr. Ettore’s employment is terminated at any time prior to the first anniversary of the change in control date, other than for cause or by Mr. Ettore for good reason, then he shall be entitled to receive, as severance, an amount in cash equal to two times his annual base salary on the date of termination.

A copy of the agreements are attached as Exhibits 10.2 , 10.3 and 10.5.

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

1. Financial Statements. The consolidated financial statements, and related notes thereto, of Kforce with the Report of Independent Registered Public Accounting Firm thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 36 of this report.

2. Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 36 of this report. The independent auditors’ report as presented on pages 37 of this report apply to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of Kforce.

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

KFORCE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Kforce’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kforce Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, Kforce changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of Kforce’s internal control over financial reporting and an unqualified opinion on the effectiveness of Kforce’s internal control over financial reporting.

Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 16, 2005

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$363	$13,715
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,268 and $5,624, respectively	90,682	62,274
Income tax refund receivable	606	—
Current deferred tax asset, net	17,180	—
Prepaid expenses and other current assets	5,162	3,055

Total current assets	113,993	79,044
Fixed assets, net	8,579	7,422
Non-current deferred tax asset, net	19,016	—
Other assets, net	13,416	11,250
Intangible assets, net	9,838	803
Goodwill	108,353	61,798

Total assets	$273,195	$160,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$22,097	$14,348
Accrued payroll costs	30,321	20,523
Bank overdrafts	1,349	3,389
Current debt - credit facility	34,100	—
Other current debt	993	—
Income taxes payable	303	—

Total current liabilities	89,163	38,260
Long-term debt - credit facility	—	22,000
Long-term debt - other	1,727	—
Other long-term liabilities	11,536	8,652

Total liabilities	102,426	68,912

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 55,891 and 48,903 issued, respectively	559	489
Additional paid-in capital	257,315	197,660
Unamortized stock based compensation	(2,759)	(863)
Accumulated other comprehensive income (loss)	37	(151)
Retained earnings (accumulated deficit)	17,373	(7,638)
Less reacquired shares at cost; 18,614 and 18,350 shares, respectively	(101,756)	(98,092)

Total stockholders’ equity	170,769	91,405

Total liabilities and stockholders’ equity	$273,195	$160,317

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Net service revenues	$661,451	$495,585	$513,547
Direct costs of services	457,567	341,617	345,585

Gross profit	203,884	153,968	167,962
Selling, general and administrative expenses	185,488	142,915	168,233
Depreciation and amortization	5,221	4,371	9,629

Income (loss) from operations	13,175	6,682	(9,900)
Other expense (income):
Interest income	(98)	(84)	(137)
Interest expense	1,827	1,703	2,200
Other (income) expense, net	(28)	(405)	1,143

Income (loss) before income taxes and cumulative effect of change in accounting principle	11,474	5,468	(13,106)
Benefit (provision) for income taxes	13,537	(350)	(102)

Net income (loss) before cumulative effect of change in accounting principle	25,011	5,118	(13,208)
Cumulative effect of change in accounting principle	—	—	(33,823)

Net income (loss)	25,011	5,118	(47,031)
Other comprehensive income (loss):
Foreign currency translation	—	—	223
Cash flow hedges, net of taxes	188	154	68

Comprehensive income (loss)	$25,199	$5,272	$(46,740)

Earnings (loss) per share before cumulative effect of change in accounting principle - Basic	$0.73	$0.17	$(0.42)

Earnings (loss) per share - Basic	$0.73	$0.17	$(1.49)

Weighted average shares outstanding - Basic	34,125	30,514	31,577

Earnings (loss) per share before cumulative effect of change in accounting principle - Diluted	$0.69	$0.16	$(0.42)

Earnings (loss) per share - Diluted	$0.69	$0.16	$(1.49)

Weighted average shares outstanding - Diluted	36,091	31,231	31,577

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	Years Ended December 31,
	2004	2003	2002
Common stock – shares:
Shares at beginning of period	48,903	48,544	48,264
Exercise of stock options	849	193	77
Stock issued for business acquired	5,742	—	202
Issuance of restricted stock	397	166	1

Shares at end of period	55,891	48,903	48,544

Common stock – par value:
Balance at beginning of period	$489	$485	$483
Exercise of stock options	9	2	—
Stock issued for business acquired	57	—	2
Issuance of restricted stock	4	2	—

Balance at end of period	$559	$489	$485

Additional paid-in capital:
Balance at beginning of period	$197,660	$196,510	$195,177
Exercise of stock options	4,506	872	262
Tax benefit from disqualifying dispositions of stock options	611	—	34
Deferred compensation plan transactions	—	228	(28)
Employee stock purchase plan	68	(297)	(39)
Stock issued for business acquired	51,331	—	(2)
Issuance of restricted stock	3,139	347	1,106

Balance at end of period	$257,315	$197,660	$196,510

Deferred compensation stock obligation:
Balance at beginning of period	$—	$(742)	$(1,765)
Change in obligation	—	742	1,023

Balance at end of period	$—	$—	$(742)

Unamortized stock based compensation:
Balance at beginning of period	$(863)	$(894)	$—
Issuance of restricted stock, net	(3,143)	(349)	(1,106)
Amortization of stock based compensation	1,247	380	212

Balance at end of period	$(2,759)	$(863)	$(894)

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(151)	$(305)	$(596)
Foreign currency translation adjustment	—	—	223
Change in fair value of cash flow hedges, net of taxes	188	(151)	40
Amortization of hedged interest	—	305	28

Balance at end of period	$37	$(151)	$(305)

Retained earnings (accumulated deficit):
Balance at beginning of period	$(7,638)	$(12,756)	$34,275
Net income (loss)	25,011	5,118	(47,031)

Balance at end of period	$17,373	$(7,638)	$(12,756)

Treasury stock - shares:
Shares at beginning of period	18,350	18,286	16,524
Deferred compensation plan transactions	—	177	105
Employee stock purchase plan	(121)	(162)	(162)
Repurchase of common stock	385	49	1,819

Shares at end of period	18,614	18,350	18,286

Treasury stock - cost:
Balance at beginning of period	$(98,092)	$(97,452)	$(90,530)
Deferred compensation plan transactions	—	(1,357)	(575)
Employee stock purchase plan	646	863	888
Repurchase of common stock	(4,310)	(146)	(7,235)

Balance at end of period	$(101,756)	$(98,092)	$(97,452)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$25,011	$5,118	$(47,031)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	5,221	4,371	9,629
Provision for (Recovery of) bad debts and fallouts on accounts and notes receivable	1,846	(394)	1,430
Deferred income tax (benefit) provision, net	(12,789)	—	363
Amortization of stock based compensation	1,247	380	212
Gain on cash surrender value of company-owned life insurance policies	(469)	(1,469)	(424)
Deferred compensation expenses	404	1,226	369
Amortization of hedged interest	—	305	46
Loss on asset sales/disposals	224	74	1,078
Loss on recognition of currency translation	—	—	223
Loss on asset impairment	498	—	1,608
Loss on impairment of goodwill	—	—	33,823
(Increase) decrease in operating assets:
Trade and notes receivables, net	(13,090)	1,212	6,611
Prepaid expenses and other current assets	(458)	783	1,118
Income tax refund receivable	(338)	551	9,899
Other assets, net	(1,058)	(560)	1,073
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(807)	(2,056)	555
Accrued payroll costs	4,745	2,209	(1,069)
Bank overdrafts	(2,040)	867	(4,451)
Income taxes payable	203	—	292
Other liabilities	(1,970)	364	(510)

Cash provided by operating activities	6,380	12,981	14,844

Cash flows from investing activities:
Capital expenditures	(3,646)	(1,255)	(596)
Acquisition of Hall Kinion, net of cash received	(28,012)	—	—
Payments on notes receivable from related parties	—	—	666
Cash proceeds from sale of assets	42	208	—

Cash (used in) provided by investing activities	(31,616)	(1,047)	70

Cash flows from financing activities:
Proceeds from (payments on) bank line of credit, net	12,100	—	(6,185)
Payment of capital expenditure financing	(421)	—	—
Payment of hedge interest	—	—	(554)
Loan origination fees	—	—	(404)
Proceeds from exercise of stock options	4,515	874	262
Repurchases of common stock	(4,310)	(146)	(7,235)

Cash provided by (used in) financing activities	11,884	728	(14,116)

Change in cash and cash equivalents	(13,352)	12,662	798
Cash and cash equivalents at beginning of year	13,715	1,053	255

Cash and cash equivalents at end of year	$363	$13,715	$1,053

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIAIRIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Kforce Inc. and subsidiaries (the “Firm”) is a provider of professional staffing services in 81 locations in 45 markets in the United States. Kforce provides its customers staffing services in the following specialties: Technology, Finance and Accounting, and Health and Life Sciences. Kforce provides flexible staffing services on both a temporary and contract basis and provides search services on both a contingency and retained basis. Kforce serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “Kforce,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. All material intercompany transactions and balances have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

Kforce classifies all highly liquid investments with an initial maturity of three months or less as cash equivalents.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND FALLOUTS

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of potential future write offs. Kforce performs ongoing analyses of factors including recent write off and delinquency trends, changes in economic conditions, and concentration of accounts receivables among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 6.5% as of December 31, 2004 and 8.3% as of December 31, 2003. No single client has a receivable balance greater than 2.9% of the total accounts receivable and the top ten clients represent approximately 16.8 % of the total accounts receivable balance.

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

INCOME TAXES

Kforce accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options are reflected as increases in additional paid-in capital.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value of financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of Kforce’s financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.

GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall Kinion to the OnStaff trade name. This asset has been determined to have an indefinite life and is not being amortized.

As a result of the impairment test performed in 2002 as required by SFAS 142, Kforce recorded an impairment charge of $33,800, consisting of $11,100 and $22,700 for the Human Resources and Information Technology units, respectively. The impairment charge is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective for Kforce as of January 1, 2002, Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

CAPITALIZED SOFTWARE

Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $976 during the year ended 2004. Kforce did not incur or capitalize any internally developed software costs during 2003 or 2002.

DEFERRED LOAN COSTS

Costs incurred to secure Kforce’s Credit Facility were capitalized and are being amortized over the terms of the related agreements using the straight-line method, which approximates the interest method.

COMMISSIONS

Associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. The amount of commissions paid as a percentage of revenue or gross profit increases as volume increases. Kforce accrues commissions for actual revenue or gross profit at a percentage equal to the percent of total expected commissions payable to total revenue and gross profit for the year.

STOCK BASED COMPENSATION

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. Kforce continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if Kforce had applied the fair value recognition provisions of SFAS 148 to stock-based employee and non-employee compensation. As of December 31, 2004, Kforce had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. Kforce applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grants.

The table below illustrates the effects on Kforce’s net income and earnings per share had compensation cost for Kforce’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 148.

Included in the pro forma amounts below for 2004 is an expense related to options to purchase 856 shares of common stock for which vesting was accelerated in September 2004. As a result of recognizing this expense during the period in which they were accelerated, no future expense related to these options will be incurred. These options were originally scheduled to vest during 2005 and 2006.

In addition, in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”, the modification to accelerate the vesting of a fixed award effectively results in the renewal for that award if, after the modification, an employee is able to exercise the award that, under the original terms, would have expired unexercisable. Accordingly, in the event that an employee terminates prior to the time that the stock options would have vested under the original terms, Kforce would incur additional compensation expense based upon the intrinsic value at the time of the acceleration of vesting, reduced by any amounts previously expensed as a result of the acceleration.

If all affected employees were to terminate their employment prior to the applicable original vesting dates, the maximum future expense would be approximately $3,253, with such amount reduced to approximately $940 after scheduled vesting dates in January 2005 have passed and to approximately $59 after scheduled vesting dates in January 2006 have passed.

	Pro Forma
	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Net income (loss):
As reported	$25,011	$5,118	$(47,031)
Compensation expense per SFAS 123	(4,471)	(3,467)	(6,538)
Tax benefit, pro forma	1,762	—	—

Pro forma net income (loss)	$22,302	$1,651	$(53,569)

Earnings (loss) per share:
Basic:
As reported	$0.73	$0.17	$(1.49)
Pro forma	$0.65	$0.05	$(1.70)
Diluted:
As reported	$0.69	$0.16	$(1.49)
Pro forma	$0.62	$0.05	$(1.70)

(a)	The pro forma stock-based employee compensation expense for the options to purchase 856 shares of common stock that were accelerated in September 2004 was $685. Excluding this amount from the pro forma results above would have resulted in expense, net of tax, of $2,294 for the year ended December 31, 2004 and pro forma net income per share – basic of $.67 and pro forma net income per share – diluted of $.63 for the year ended December 31, 2004.

(b)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under FAS 123 and APB 25 and therefore has no impact on the pro forma net income.

Kforce has not included any tax benefit associated with the compensation expense per SFAS 123 for 2003 or 2002 because any tax benefit would be eliminated through the recording of a valuation allowance for those years. For 2004, the relative tax benefit associated with the compensation expense per SFAS 123 has been included above. For purposes of determining the compensation expense per SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%.

SELF-INSURANCE

Kforce offers employee benefit programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250 for each workers compensation accident and up to $150 annually for each health insurance participant. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

REVENUE RECOGNITION

Net service revenues consist of search fees and flexible billings inclusive of billable expenses, net of credits, discounts and fallouts. Kforce recognizes flexible billings based on hours worked by assigned personnel. Search fees are recognized upon placement, net of an allowance for “fallouts”. Fallouts are search placements that do not complete the contingency period. Contingency periods are typically ninety days or less.

Revenues received as reimbursements of billable expenses are reported gross within revenue in accordance with Emerging Issues Task Force, Issue 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”.

OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) is comprised of foreign currency translation adjustments, which arose primarily from activities of Kforce’s former Canadian operations (Note 6), and unrealized gains and losses from changes in the fair value of certain derivative instruments that qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended.

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

ACCOUNTING FOR DERIVATIVES

Effective for Kforce as of January 1, 2001, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. Kforce’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. Kforce does not enter into or hold derivatives for trading or speculative purposes. The fair value of Kforce’s interest rate swaps agreements is based on dealer quotes. In the unlikely event that the counterparty fails to perform under the contract, Kforce bears the credit risk that payments due to Kforce, if applicable, may not be collected.

EARNINGS PER SHARE

Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants.

Options to purchase 2,381, 3,421 and 4,346 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively, because these options were anti-dilutive. Options to purchase 205 shares of restricted stock were not included in the computation of dilutive earnings per share for the year ended December 31, 2002 because the restricted stock shares were anti-dilutive. The dilutive effect of options to purchase 4,081 and 2,764 of common stock and 318 and 404 shares of restricted stock are included in the computation of diluted earnings per share for the years ended December 31, 2004 and 2003, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following recently issued accounting pronouncements were effective for Kforce beginning January 1, 2004, and management has determined that the adoption of these standards had no material impact on Kforce’s consolidated financial statements.

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

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in Share-Based Payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for Kforce as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Kforce is currently evaluating the impact of this proposed standard on its financial condition, results of operations and cash flows.

In December of 2004, FASB issued SFAS 153, “Exchange of non-monetary assets.” This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on Kforce’s consolidated financial statements.

2. FIXED ASSETS

Major classifications of fixed assets and related asset lives are summarized as follows:

	USEFUL LIFE	DECEMBER 31,
		2004	2003
Land		$1,310	$1,310
Furniture and equipment	5-7 years	5,424	10,453
Computer equipment	3-5 years	1,188	3,374
Leasehold improvements	3-15 years	3,936	4,698
Capital leases	3 years	2,248	—

		14,106	19,835
Less accumulated depreciation and amortization		5,527	12,413

		$8,579	$7,422

Kforce purchased fixed assets totaling $1,272 and $740 during 2004 and 2003, respectively and invested in assets under capital leases of $2,248 during 2004. Depreciation and amortization expense during 2004, 2003 and 2002 was $2,300, $2,640 and $5,024, respectively. Kforce recognized losses on the sale or disposal of assets of $224, $74 and $1,078 for the years ended 2004, 2003 and 2002, respectively.

Land consists of a parcel of property adjacent to the site of the corporate headquarters building.

3. INCOME TAXES

The benefit (provision) for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Current:
Federal	$(265)	$—	$—
State	1,013	(350)	261
Deferred	(6,461)	(2,200)	19,635
Decrease (increase) in valuation allowance	19,250	2,200	(19,998)

	$13,537	$(350)	$(102)

The benefit (provision) for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Federal income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal tax effect	2.4	(6.4)	5.2
Non-deductible compensation	(10.6)	(6.2)	—
Non-deductible meals and entertainment	(2.6)	(4.1)	(0.6)
Alternative Minimum Tax	(2.3)	—	—
IRS transaction cost method of accounting change	—	—	1.6
Other	(1.7)	4.3	1.1
Deferred tax asset valuation allowance	167.8	41.0	(42.5)

Effective tax rate	118.0%	(6.4)%	(0.2)%

Deferred income tax assets and liabilities are comprised of the following:

	YEARS ENDED DECEMBER 31,
	2004	2003
Deferred taxes, current:
Assets
Allowance for doubtful accounts	$3,145	$2,329
Accrued liabilities	3,812	1,123
Federal net operating loss carryforward	9,001	—
State net operating loss carryforward	1,222	—

	17,180	3,452
Valuation allowance	—	(3,452)

Net current deferred tax asset	$17,180	$—

Deferred taxes, non-current:
Assets
Deferred compensation	$3,686	$3,443
Federal net operating loss carryforward	9,587	13,416
State net operating loss carryforward	5,063	4,049
Depreciation and amortization	4,040	—
Other	304	242

	22,680	21,150
Liabilities
Depreciation and amortization	—	(2,525)

Non current deferred tax asset, net of deferred tax liabilities	22,680	18,625
Valuation allowance	(3,664)	(18,625)

Net non-current deferred tax asset	$19,016	$—

In 2002, Kforce carried back $19,502 of 2001 federal net operating losses to earlier years for a refund of federal taxes paid of $6,582. At December 31, 2004, Kforce had federal net operating loss carryforwards (“NOLs”) of approximately $53,100 related to a net operating loss in 2002 and the recording of Hall Kinion federal NOLs, both of which expire in varying amounts through 2024. Further, Kforce has approximately $74,000 of state tax NOLs at December 31, 2004, which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2022.

Kforce incurred operating losses in 2001 and 2002 and as a result has NOLs for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the NOLs will be utilized for tax purposes, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce had net income during 2003, and portions of the deferred tax assets were recognized by reducing such assets and the related valuation allowances by $2,200, instead of providing any 2003 income tax expense other than certain state tax expense for which corresponding state tax carryforwards were not available. In 2004, Kforce has recognized a $12,524 income tax benefit, net of current income tax expense of $6,659, related to the reversal of the valuation allowances. Kforce continues to carry a $3,664 valuation allowance at December 31, 2004, offsetting federal and state NOL carryforwards for which a “more likely than not” conclusion for tax purposes could not be reached. $1,721 of this valuation allowance relates to net deferred tax assets recorded in conjunction with the acquisition of Hall Kinion. Therefore, if this portion of the valuation allowance is reversed at a future date, the related tax benefit will be recorded as an offset to goodwill previously recognized in conjunction with this acquisition. Also in 2004, Kforce reversed $21,841 of valuation allowances related to deferred tax assets recorded in conjunction with the Hall Kinion acquisition. The reversal of these valuation allowances has been recorded as an offset to Goodwill recognized in conjunction with this acquisition.

The additional income tax benefit of $1,000 in 2004 relates to state income tax benefits including the filing of amended state tax returns for earlier years and the favorable settlement of a Massachusetts state audit.

Kforce completed a U.S. Internal Revenue Service audit in 2002 for its tax years ended December 31, 1999 and 1998. The audit was concluded with no adverse findings or assessments by the IRS. Kforce is also periodically subject to state and other local income tax audits for various tax years. At December 31, 2004, ongoing audits for which no final determination has been made include the states of North Carolina and New Jersey. During 2004, income tax audits for the states of New York and Massachusetts were concluded with no material adverse assessments.

4. OTHER ASSETS

	DECEMBER 31,
	2004	2003
Cash surrender value of life insurance policies	$8,452	$7,238
Capitalized software, net of amortization	3,009	644
Prepaid rent – headquarters, net of amortization	1,184	1,294
Deferred merger and acquisition costs	178	1,459
Deferred loan costs, net of amortization	279	615
Cash flow hedge asset (Note 7)	37	—
Other non-current assets	277	—

	$13,416	$11,250

Cash surrender value of life insurance policies relates to policies maintained by Kforce that could be used to fund obligations under the Deferred Compensation Plan (Note 8).

Kforce purchased capitalized software for $3,266 and $515 during 2004 and 2003, respectively. Accumulated amortization on capitalized software was $3,081 and $2,332 as of December 31, 2004 and 2003, respectively. In addition, Kforce capitalized costs related to software developed for internal use totaling $976 in 2004. Amortization expense on capitalized software during 2004, 2003 and 2002 was $750, $976 and $3,347, respectively.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. During the year ended December 31, 2004 it was determined that time entry software purchased but not implemented by Kforce could not be customized to meet Kforce’s requirements. Based on this determination Kforce recognized an impairment loss of $498 which included $305 in capital software costs and $193 of maintenance costs. During the year ended December 31, 2003, it was determined that there were no impairments for the year. During the year ended December 31, 2002, Kforce reviewed its customer relationship management (CRM) software and other software which Kforce had purchased but not implemented. Based on this review, it was determined that a significant redesign of the CRM software was needed, that the current value of the CRM software was impaired and that, based on Kforce’s current revenue base, certain purchased software would not be implemented by Kforce. Impairment losses of $1,608 relating to the reviews were recognized by Kforce for the year ended December 31, 2002. The impairment losses are recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

As part of the agreement with the landlord of the new headquarters, Kforce was required to prepay lease costs relating to building upgrades above a base amount. This amount is being amortized over the 15 year term of the lease.

Deferred merger and acquisition costs of $178 have been capitalized in connection with Kforce’s Asset Purchase Agreement with VistaRMS, Inc. (Note 16). The costs have been deferred and capitalized as of December 31, 2004 and will be recorded as additional purchase price, or reduction of stockholders’ equity for such costs relating to issuing Kforce’s shares, upon the close of the transaction. Deferred merger and acquisition costs of $1,459 were capitalized in connection with Kforce’s Plan of Merger with Hall, Kinion & Associates, Inc. (Note 6). The costs were deferred and capitalized as of December 31, 2003 and are recorded as part of the purchase price of Hall Kinion.

Accumulated amortization on deferred loan costs was $2,221 and $1,886 as of December 31, 2004 and 2003, respectively. Amortization expense on deferred loan costs was $335, $335 and $678 in 2004, 2003 and 2002, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets” which was adopted by Kforce as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead be tested for impairment on an annual basis. To the extent that an indication of impairment exists, Kforce must perform a second test to measure the amount of the impairment. In the first step, Kforce identified its reporting units and determined the carrying value of each by assigning Kforce’s assets and liabilities, including existing goodwill, to them as of January 1, 2002. Kforce identified its reporting units as Information Technology, Finance and Accounting, Health and Life Sciences and Human Resources. For purposes of reporting, the Human Resources business line is part of the Information Technology reporting segment, but based on analysis under SFAS 142, Kforce determined that the business line met the criteria of a reporting unit. Kforce then determined the fair value of each reporting unit utilizing an independent appraiser, by using a combination of present value and several earning valuation techniques and comparing the fair values to the carrying values of each reporting unit. Kforce completed the first step as of June 30, 2002, and determined that impairment may have existed in the Information Technology and Human Resources units.

In the second step, Kforce compared the implied fair values of the affected reporting units’ goodwill to the carrying values to determine the amount of the impairment. The fair value of goodwill was determined by allocating the reporting units’ fair values, if any, to all of their assets and liabilities in a manner similar to purchase price allocations in accordance with SFAS 141. Kforce completed the second step in the fourth quarter of 2002. As a result of this impairment test, Kforce recorded an impairment charge of $33,823, consisting of $11,135 and $22,688 for the Human Resources and Information Technology units, respectively. The impairment charge is classified as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2002.

Conditions contributing to the goodwill impairment were negative industry and economic trends which had lowered profits and cash flows over the 18 months preceding the recognition of the impairment and which continued to impact earnings forecasts.

In 2004 and 2003, Kforce completed annual tests for goodwill impairment as required by SFAS 142, and found no impairment existed at December 31, 2004 or 2003.

In accordance with SFAS 141, “Business Combinations” Kforce assigned, based on a valuation analysis performed by an independent firm, $10,000 to customer list intangible assets and $870 related to the OnStaff tradename in the acquisition of Hall Kinion (Note 6). The remaining value of intangible assets relates to customer lists and non-compete agreements acquired during 2001 that are being amortized over four years. Accumulated amortization on intangible assets from acquisitions was $2,709 and $873 as of December 31, 2004 and 2003, respectively. Amortization expense on intangible assets from acquisitions for 2004, 2003 and 2002 was $1,836, $419 and $579, respectively. For existing intangible assets from acquisitions, amortization expense for 2005, 2006, 2007 and 2008 will be $2,884, $2,500, $2,500 and $1,083, respectively.

6. ACQUISITIONS AND DIVESTITURES

FOR THE YEAR ENDED DECEMBER 31, 2004

Hall, Kinion & Associates Inc.

On June 7, 2004, Kforce acquired 100% of the outstanding common stock of Hall, Kinion and Associates Inc. and its subsidiaries (“Hall Kinion”). This transaction was accounted for in accordance with SFAS 141, “Business Combinations”, using the purchase method. The results of Hall Kinion’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Hall Kinion specialized in providing technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. As a result of this acquisition, Kforce expanded its market presence by adding 18 offices, not including those offices already combined with existing Kforce offices. The acquisition also expanded Kforce’s service offerings in technology and finance and accounting in certain market segments.

As consideration for the purchase of the common stock, the Company issued 5,742 shares of Kforce stock at a price of $8.95 a share, the market price of the shares on the date of issuance, with a total addition to equity of $51,388. Kforce also incurred $13,899 in transaction costs, which includes $1,459 of transaction costs paid in 2003. Additionally, Kforce assumed net assets of $10,362 and bought out potential future earnouts related to OnStaff for $2,500. The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$51,388
Transaction costs	13,899
Future earnouts – OnStaff	2,500

Total purchase price	$67,787

Goodwill	$46,555
Customer lists	10,000
Tradename	870
Net assets acquired	10,362

Total purchase price	$67,787

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$2,827
Other current assets	19,906
Furniture and equipment	586
Other assets	21,856

Total assets acquired	45,175

Current liabilities	14,233
Long-term debt	10,638
Other long-term liabilities	9,942

Total liabilities assumed	34,813

Net assets assumed	$10,362

Included in other assets above is a net deferred tax asset of $21,841 that was acquired in conjunction with the acquisition.

Based on analysis completed in accordance with SFAS 141, $10,000 of the excess purchase price was allocated to acquired intangible assets and is included in intangible assets, net in the accompanying Consolidated Balance Sheet. Such value is assigned to customer lists and contracts that are amortized over a weighted average useful life of 4 years. An additional $870 was assigned to the OnStaff trade name, which is also included in intangible assets, net, in the accompanying Consolidated Balance Sheet. This asset has been determined to have an indefinite life and is not being amortized.

The $46,555 of remaining excess purchase price was assigned to goodwill. This goodwill has been allocated to the Technology and Finance and Accounting business segments. This goodwill is not anticipated to be deductible for tax purposes. See Note 3 for discussion of deferred tax assets recorded in conjunction with the Hall Kinion acquisition.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the acquisition of Hall Kinion as if it had occurred on January 1, 2002. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	2004	2003	2002
Revenues	$718,949	$652,504	$633,975
Net income (loss)	$19,076	$(13,454)	$(67,679)
Basic income (loss) per share	$.52	$(.37)	$(1.81)
Diluted income (loss) per share	$.49	$(.37)	$(1.81)
Basic shares outstanding	36,603	36,256	37,319
Diluted shares outstanding	38,570	36,256	37,319

FOR THE YEAR ENDED DECEMBER 31, 2002

Human Resources business

In the fourth quarter of 2002, Kforce exited its Human Resources business, a portion of the Information Technology segment. The Human Resources business contributed revenue of $4,121 during the year ended 2002.

Canadian Operations

In June 2001, Kforce sold its Canadian operation, consisting of its Toronto office, and continued to collect on receivables not sold in the transaction. In the fourth quarter of 2002, Kforce finalized all significant business related to the Canadian operations and recognized a cumulative translation loss of $223,000.

7. CREDIT FACILITY

On November 3, 2000, Kforce entered into a $90,000 Amended and Restated Credit Facility with a syndicate of banks (“the Credit Facility”). On December 6, 2002, Kforce amended certain terms and conditions of the Credit Facility, and its term was extended to November 3, 2005. The Credit Facility provides for a maximum revolving credit facility of $100,000 (not to exceed 85% of Kforce’s “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce. Kforce entered into a Sixth Amendment to the Credit Facility dated as of August 26, 2004 (the “Amendment”) primarily to lower the applicable interest rates, effective August 1, 2004, by approximately 0.50%, to rates ranging from Prime minus 0.25% to Prime plus 0.25% or LIBOR plus 1.50% to LIBOR plus 2.50%, pursuant to financial performance criteria for the previous four quarters as set forth in the Credit Facility. Prior to the amendment amounts borrowed under the Credit Facility bear interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the Credit Facility. Pricing was fixed for one year from the time of the December 6, 2002 amendment at LIBOR plus 2.25%. After December 6, 2003, pricing changes quarterly based on the previous four quarters’ performance. Under the terms of the Credit Facility, Kforce is prohibited from making any dividend distributions.

The terms of the Credit Facility also include certain financial covenants to which Kforce is subject, including a requirement to maintain at least $10,000 of borrowing availability. In addition, if the amount available to be borrowed is less than $15,000 but greater than $10,000, Kforce must attain certain EBITDA targets as follows:

Period Ending	EBITDA
The four (4) fiscal quarters ending December 31, 2004	$15,500
The four (4) fiscal quarters ending March 31, 2005	$16,000
The four (4) fiscal quarters ending June 30, 2005	$17,000
The four (4) fiscal quarters ending September 30, 2005	$18,000

Borrowings under the Credit Facility were $34,100 and $22,000 as of December 31, 2004 and 2003, respectively, which amounts did not exceed the specified amounts at which the financial covenants apply, and at no time during the history of the Credit Facility have such covenants been triggered.

The Board of Directors has authorized the repurchase of up to $115,000 of Kforce’s common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25,000 of common stock per year. As of December 31, 2004, approximately 19,617 shares had been repurchased for approximately $108,945, under this plan. Approximately $6,055 was available under current board authorization and approximately $20,689 was available under the current Credit Facility limitations as of December 31, 2004.

The Credit Facility also contains a provision that limits the amount of capital expenditures that Kforce may make in any calendar year to $6,000. Total capital expenditures were $6,786 and $1,255 during 2004 and 2003, respectively. For the year ended December 31, 2004, Kforce’s capital expenditures limit under the Credit Facility was waived up to $7,000.

In April 2001, Kforce entered into two fixed interest rate swap contracts in relation to a portion of the Credit Facility for a total notional amount of $22,000 with terms expiring no later than May 2003. Effective October 24, 2001, the interest rate was lowered and the expiration date was extended to October 2003 on $12,000 of the swap contracts. The swap contracts, which were classified as cash flow hedges, effectively converted a portion of the outstanding debt under the Credit Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future income. The differential between floating rate receipts and fixed rate payments is accrued as market rates fluctuate and recognized as an adjustment to interest expense. On December 16, 2002, Kforce paid $554 to the counter party to cancel both swaps. Kforce amortized the amount remaining in other comprehensive income as of the cancellation date, approximately $333, net of income taxes, over the original, as amended, remaining life of the swaps. Approximately $305 and $46 ($305 and $28, net of income taxes) was charged to interest expense and credited to other comprehensive income during 2003 and 2002, respectively, relating to the cancelled swaps.

In March, April and May of 2003, Kforce entered into four fixed interest rate swap contracts with a total notional amount of $22,000 expiring in March and May of 2005. The contracts qualify as cash flow hedges of the future interest payments under the Credit Facility pursuant to SFAS 133, as amended. Consistent with SFAS 133, the fair value of the interest rate swap contracts, approximately $37 net of income taxes, was included in other assets and the change in the fair value of the interest rate swap contracts, approximately $188, was included in accumulated other comprehensive loss as of December 31, 2004.

8. OTHER LONG-TERM LIABILITIES

	DECEMBER 31,
	2004	2003
Deferred compensation plan liability (Note 9)	$8,278	$6,838
Accrued rent, long-term	1,559	249
Straight-line rent accrual	1,699	1,414
Cash flow hedge liability (Note 7)	—	151

	$11,536	$8,652

Kforce has a non-qualified deferred compensation plan pursuant to which eligible Firm management and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment.

Kforce has accrued the net present value of rent for the minimum required lease payments on vacant properties and the net rent payable after sublease payments on sublet properties, at interest rates of 4% to 9%. In addition to the non-current amounts of $1,559 and $249 for 2004 and 2003 included above, respectively, net lease payments scheduled within the next 12 months of $2,431 and $1,004 for 2004 and 2003, respectively, have been included in accounts payable and other current liabilities.

Future minimum lease payments and receipts for accelerated leases and subleases under non-cancelable operating leases are summarized as follows:

	2005	2006	2007	2008	Thereafter
Lease payments	$3,240	$1,847	$1,542	$714	$—
Sublease receivables	809	832	843	421	—

Net Leases Payable	$2,431	$1,015	$699	$293	$—

Expenses of $684, $272 and $464 were recognized during 2004, 2003 and 2002, respectively, to record accrued rent related to vacated or subleased properties. Additional increases in the December 31, 2004 liabilities are attributable to leases acquired as part of the Hall Kinion acquisition and are included in goodwill. The straight-lining of escalating rent payments relates primarily to Kforce’s corporate headquarters facility lease (Note 12). These expenses are included in SGA.

9. EMPLOYEE BENEFIT PLANS

401(k) SAVINGS PLAN

Kforce has a qualified defined contribution 401(k) plan covering substantially all employees. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Kforce has accrued a match of $692 for the plan year ended December 31, 2004. A match of $475 was made in 2004 for the plan year ended December 31, 2003. A match of $550 was made in 2003 for the plan year ended December 31, 2002. No match was made by Kforce during 2002 for the plan year ended December 31, 2001. Assets of this plan are held in trust for the sole benefit of employees.

At December 31, 2004, 2003, and 2002, the Plan held 862, 981, and 1,231 shares, respectively, of Kforce’s stock, representing approximately 2.31%, 3.21% and 4.07%, respectively, of Kforce’s outstanding shares.

EMPLOYEE STOCK PURCHASE PLAN

Kforce has an Employee Stock Purchase Plan which allows all employees to purchase stock at a 15% discount from market prices and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. During 2004, 2003, and 2002, respectively, Kforce issued 121, 162, and 162 shares of common stock, at an average purchase price of $6.18, $3.49 and $5.23 per share, pursuant to the Employee Stock Purchase Plan. These shares were transferred to the plan from Kforce’s treasury stock. Of the 121 shares issued in 2004, Kforce issued 69 of the shares at an average price of $4.34 and 52 shares at an average price of $8.02. Of the 162 shares issued in 2003, Kforce issued 74 of the shares at an average price of $3.38 and 88 shares at an average price of $3.59. Of the 162 shares issued in 2002, Kforce issued 61 of the shares at an average price of $5.06 and 101 shares at an average price of $5.34. In January 2005, Kforce issued 55 shares at an average price of $7.96, related to employee contributions made during the second half of 2004.

DEFERRED COMPENSATION PLAN

Kforce has a nonqualified deferred compensation plan pursuant to which eligible management and highly compensated key employees may elect to defer part of their compensation to later years. These amounts are classified as accounts payable and other accrued liabilities if due to be paid within the next year or as other long-term liabilities if due to be paid out after the next year or upon retirement or termination of employment. At December 31, 2004 and 2003, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $966 and $1,399, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $8,279 and $6,838 as of December 31, 2004 and 2003, respectively. Kforce has insured the lives of the participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender value of these Firm-owned life insurance policies, $8,452 and $7,238 at December 31, 2004 and 2003, respectively, are classified as other assets (Note 4). Compensation expense of $731, $1,375, and $1,171 was recognized for the plan for the years ended December 31, 2004, 2003, and 2002, respectively. Kforce has accrued a discretionary matching contribution of $81 for the plan year ended December 31, 2004. A match of $115 was made by Kforce in 2004 for the plan year ended December 31, 2003. No match was made by Kforce in 2002 for the plan year ended December 31, 2001.

10. STOCK INCENTIVE PLANS

In 1994, Kforce established an employee incentive stock option plan that allows the issuance of Incentive Stock Options. The plan was subsequently amended in 1996 to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock. The number of shares of common stock that may be issued under the plan was increased from 6,000 at inception to 12,000 in 2001.

During 1995, Kforce established a non-employee director stock option plan, which authorized the issuance to non-employee directors of options to purchase common stock. The maximum number of shares of common stock that can be issued under this plan is 400.

A summary of Kforce’s stock option and restricted stock activity is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
Outstanding as of December 31, 2001	6,056	319	6,375	$9.41
Granted	1,260	—	1,260	$5.30	$2.63
Exercised	(77)	—	(77)	$3.43
Forfeited	(1,370)	—	(1,370)	$9.84

Outstanding as of December 31, 2002	5,869	319	6,188	$8.52
Granted	907	—	907	$4.14	$1.96
Exercised	(359)	—	(359)	$4.37
Forfeited	(248)	—	(248)	$10.69

Outstanding as of December 31, 2003	6,169	319	6,488	$8.05
Granted	1,605	—	1,605	$8.19	$4.78
Exercised	(1,246)	—	(1,246)	$4.94
Forfeited	(67)	—	(67)	$9.90

Outstanding as of December 31, 2004	6,461	319	6,780	$8.63

Exercisable at December 31:
2002	3,162	319	3,482
2003	3,972	319	4,291
2004	5,457	319	5,776

On September 9, 2004, the Compensation Committee of the Board of Directors of Kforce accelerated stock options for all current employees that would otherwise have been unvested on January 1, 2005. Options to purchase a total of 855,662 shares of Kforce’s common stock were accelerated. These options are held by fifteen employees, including options to purchase an aggregate of 748,162 shares of Kforce’s common stock held by six Executive Officers.

Effective October 26, 2004, the former Chief Financial Officer ceased being employed by Kforce. Kforce expects the other affected employees to continue to provide services through their applicable original vesting dates; therefore, the only current expense as a result of the acceleration relates to one employee and the effect on Kforce was an expense of $104,000 in October 2004. If the remaining affected employees were to terminate their employment prior to the applicable original vesting dates, the maximum future expense would be approximately $940,000, with such amount reduced to approximately $59,000 after scheduled vesting dates in January 2006 have passed.

Options expire at the end of ten years from the date of grant.

As of December 31, 2004, the total number of available shares to grant was 836 and 4 under the Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan, respectively.

The following table summarizes information about employee and director stock options:

	OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2004 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)
$ 0.000 - $ 3.150	687	8.5	$1.49
$ 3.151 - $ 6.300	1,889	6.3	$4.56
$ 6.301 - $ 9.450	1,823	5.9	$8.02
$ 9.451 - $12.600	956	7.8	$11.03
$12.601 - $15.750	1,082	4.8	$14.30
$15.751 - $18.900	2	2.9	$18.06
$18.901 - $22.050	4	2.9	$19.32
$22.051 - $25.200	222	3.1	$22.38
$25.201 - $28.350	115	3.2	$27.79

	6,780	6.2	$8.64

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT DECEMBER 31, 2004 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)
$ 0.000 - $ 3.150	376	$2.73
$ 3.151 - $ 6.300	1,882	$4.56
$ 6.301 - $ 9.450	1,823	$8.02
$ 9.451 - $12.600	269	$11.24
$12.601 - $15.750	1,083	$14.30
$15.751 - $18.900	2	$18.06
$18.901 - $22.050	4	$19.32
$22.051 - $25.200	222	$22.38
$25.201 - $28.350	115	$27.79

	5,776	$8.83

The following restricted stock grants are included in the employee incentive stock option plan in the above table detailing grants, exercises and forfeitures. In 2001, Kforce granted approximately 194 shares of stock that was restricted as to sale, to certain members of management, not including the Chief Executive Officer, in lieu of a cash bonus. The restriction period ended in February 2003 and Kforce repurchased 49 shares of such stock, at market value, for $146.

In January 2002, Kforce issued 223 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five-year period with an acceleration clause if certain Kforce common stock price thresholds were met. During 2003 and 2002, $221 and $212, respectively, were charged to compensation expense for the straight-line amortization of vesting over the five-year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because Kforce had been amortizing the value of such restricted stock on a straight-line basis over the five-year period, and the stock price threshold had not been met on or prior to December 31, 2003, Kforce was required to record the unamortized balance of $673 as compensation expense in the period when the stock price threshold was achieved, which was the first quarter of 2004.

In February 2003, Kforce granted 192 shares of restricted stock to certain members of senior management as a component of compensation. The shares, which were originally scheduled to vest in February of 2005, were accelerated by Kforce on November 30, 2004. During 2004 and 2005 Kforce recognized $163 and $136, respectively, of compensation expense for the straight line amortization of the vesting over two years. Kforce recognized an additional $27 of expense in 2004 due to the acceleration.

In January 2004, Kforce granted 75 shares, net of 13 shares which were forfeited, of restricted stock to certain members of senior management as a component of compensation. Also, in December 2004, Kforce granted 223 shares of restricted stock to certain members of senior management as a component of compensation. Kforce recognizes compensation expense using straight-line amortization over the vesting period of two years. Kforce recognized $383 of compensation in relation to these grants for the year ended December 31, 2004.

Tax benefits resulting from disqualifying dispositions of shares acquired under Kforce’s employee incentive stock option plan were $611, $0 and $34 in 2004, 2003 and 2002, respectively. These tax benefits have been credited to additional paid-in-capital in the accompanying Consolidated Balance Sheets.

11. SEVERANCE COSTS

In 2002, Kforce incurred expense of $1,479 for severance costs, including $1,102 for the termination of a named officer. Severance cost is a component of SGA in the Consolidated Statement of Operations and Comprehensive Income (Loss).

12. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments (Note 8), under non-cancelable capital and operating leases are summarized as follows:

	2005	2006	2007	2008	2009	Thereafter
Capital Leases
Present values of payments	$698	$763	$561	$—	$—	$—
Interest	154	88	24	—	—	—

Cap Lease Payments	852	851	585	—	—	—

Operating Leases
Facilities	9,132	6,112	4,509	3,134	2,270	14,379
Equipment	1,275	308	43	—	—	—
Furniture	465	355	64	63	53	—

Total Operating Leases	10,872	6,775	4,616	3,197	2,323	14,379

Total Leases	$11,724	$7,626	$5,201	$3,197	$2,323	$14,379

Kforce acquired $2,248 of computer equipment under capital lease in 2004. Capital lease payments made in 2004 totaled $266, inclusive of imputed interest of $42. Interest on capital leases is calculated using an interest rate of 9%.

Rental expense under operating leases was $13,195, $14,784, and $16,936 for 2004, 2003 and 2002, respectively.

On September 14, 2001, Kforce executed an agreement for lease of its new headquarters and consolidation of its Tampa operations. Kforce has classified the lease as an operating lease. Significant terms included the prepayment of rent in the amount of $2,200. The prepayment is being amortized over the 15 year term of the lease. Kforce is required to make minimum annual lease payments escalating from approximately $1,929 to $2,949, which are included in the above future minimum lease payments. $698 and $1,324, respectively, related to the present value of future minimum lease payments under these agreements, are included in other current debt and long-term debt-other in the accompanying Consolidated Balance Sheet as of December 31, 2004.

OTHER FINANCING COMMITMENTS

Kforce entered into two financing agreements related to the purchase of capitalized software valued at $893 during the year ended December 31, 2004. Future payments under the agreements are $315, $314 and $100, inclusive of interest of $20, $10 and $1, for the years ended December 31, 2005, 2006 and 2007, respectively. Payments under the agreements totaled $215 inclusive of $20 of interest in 2004. $295 and $403, respectively, related to the present value of future payments under these agreements, are included in other current debt and long term debt – other in the accompanying Consolidated Balance Sheet as of December 31, 2004.

LETTERS OF CREDIT

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit outstanding for workers compensation and property insurance totaling $2,000 and for facility lease deposits totaling approximately $3,700 .

LITIGATION

In the ordinary course of its business, Kforce is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination, harassment and other similar allegations. Kforce maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

EMPLOYMENT AGREEMENTS

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six month to three-year period under certain circumstances. The agreements also provide for a payment of one to three times their annual salary and average annual bonus if a change in control (as defined by the agreements) of Kforce occurs and include a covenant against competition with Kforce that extends for one year after termination for any reason. Kforce’s liability at December 31, 2004, would have been approximately $24,653 in the event of a change in control or $18,045 if all of the employees under contract were to be terminated by Kforce without good cause (as defined) under these contracts.

13. SEGMENT ANALYSIS

Kforce reports segment information in accordance with SFAS 131, “Disclosures about Segments of Enterprise and Related Information”. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining Kforce’s reportable segments. Kforce’s internal reporting follows its three functional service offerings: Technology, Finance and Accounting, and Health and Life Sciences. Kforce also reports Flexible billings and Search fees separately by segment.

Historically, and through December 31, 2004, Kforce has generated only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

Information concerning operations in these segments of business is as follows:

	TECHNOLOGY	FINANCE AND ACCOUNTING	HEALTH AND LIFE SCIENCES	TOTAL
2004
Net service revenues
Flexible billings	$294,598	$169,411	$156,071	$620,080
Search fees	11,397	26,058	3,916	41,371

Total revenue	$305,995	$195,469	$159,987	$661,451
Gross profit	$84,513	$73,263	$46,108	$203,884

2003
Net service revenues
Flexible billings.	$216,609	$103,630	$144,972	$465,211
Search fees	7,162	19,157	4,055	30,374

Total revenue	$223,771	$122,787	$149,027	$495,585
Gross profit	$61,646	$48,586	$43,736	$153,968

2002
Net service revenues
Flexible billings.	$215,731	$99,009	$161,168	$475,908
Search fees	10,140	22,754	4,745	37,639

Total revenue	$225,871	$121,763	$165,913	$513,547
Gross profit	$65,408	$53,051	$49,503	$167,962

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	MAR 31	JUN 30	SEPT 30	DEC 31
2004
Net service revenues	$130,208	$152,162	$188,862	$190,219
Gross profit	38,708	47,261	57,875	60,040
Net income	1,067	251	6,047	17,646
Net earnings per share-basic	$.03	$.01	$.16	$.48
Net earnings per share-diluted	$.03	$.01	$.16	$.45

2003
Net service revenues	$123,724	$123,165	$122,958	$125,738
Gross profit	38,417	38,805	37,849	38,897
Net income	288	686	1,354	2,790
Net earnings per share-basic	$.01	$.02	$.04	$.09
Net earnings per share-diluted	$.01	$.02	$.04	$.09

$12,636 of net income in the fourth quarter of 2004 relates to net tax benefit recorded in that quarter. See Note 3 for further discussion.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	2004	2003	2002
Cash paid (received) during the period for:
Income taxes	$(399)	$(441)	$(10,475)
Interest, net	1,841	1,314	3,172

Non-Cash Transaction Information:
Cash flow hedges, net of taxes	188	151	68
Tax benefit from disqualifying dispositions of stock options	611	—	—
Common Stock Transactions:
Deferred compensation plan transactions	—	80	603
Employee stock purchase plan	714	566	849
Issuance of stock in an acquisition	51,388	—	2
Restricted stock issued or assigned in lieu of compensation, net of forfeitures	3,143	349	1,106
Software acquired under financing agreement	893	—	—
Equipment acquired under capital lease	2,247	—	—

Cash used in connection with acquisition, net:
Transaction costs	$12,441	$—	$—
Payment of acquired business bank line of credit	10,638	—	—
Payment of 2003 OnStaff earnout	4,210	—	—
Buyout of future OnStaff earnout	2,500	—	—
Payment of acquired business long-term liability	1,050	—	—
Cash received in acquisition	(2,827)	—	—

	$28,012	$—	$—

16. SUBSEQUENT EVENT

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), pursuant to an Asset Purchase agreement, dated as of December 3, 2004. Kforce is also responsible for certain of Vista’s liabilities. Vista is based in Herndon, Virginia, and has produced revenue of approximately $50,000 in technology staffing over the last 12 months with approximately 40% of that revenue in the Federal government sector. Since the transaction closed subsequent to year end, none of Vista’s results of operations have been included in the accompanying consolidated financial statements for the year ended December 31, 2004.

As consideration for the net assets being acquired, Kforce issued 2,348 shares of Kforce common stock (the “Common Stock”). The number of shares of Common Stock issued in connection with the Agreement was based on a price per share of the Common Stock of $10.22, which represented the average per share closing price of the Common Stock during the period of October 20, 2004 through November 2, 2004. Kforce has also incurred acquisition-related costs in conjunction with the acquisition of $178. Kforce is currently in the process of allocating the purchase price to the assets and liabilities acquired from Vista.

On the date of closing, Kforce placed into escrow 450 shares of the Common Stock for the purpose of securing Vista’s indemnification obligations under the Agreement and placed an additional 783 shares of the Common Stock into escrow to satisfy potential adjustments to the purchase price that will be determined following the consummation of the transactions contemplated by the Agreement. The purchase price will be reduced (i) to the extent the net assets of Vista as of June 30, 2004 exceed the net assets of Vista as of the date of the closing of the transaction contemplated by the Agreement, (ii) in the event that revenue generated by Vista pursuant to contracts and relationships with its customers is not able to be assigned or transferred to Kforce, (iii) in the event that certain of Vista’s accounts receivable that are being transferred to Kforce under the Agreement remain uncollected 90 days following the closing of the transaction contemplated by the Agreement, and (iv) by the amount of any tax liability incurred by Kforce resulting from Vista’s use of the cash receipts and disbursements method of accounting for computing taxable income.

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

COLUMN A	COLUMN B		COLUMN C			COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS (RECOVERY)	BALANCE AT END OF PERIOD
Trade receivables	2002 2003 2004	$5,470 5,827 5,624	$1,430 (394 1,921)	$	— — —	$1,073 (191 1,277)	$5,827 5,624 6,268

Notes receivable from former officer	2002 2003 2004	1,976 — —	— — —		— — —	1,976 — —	— — —

Receivables from officers and related parties	2002 2003 2004	300 — —	— — —		— — —	300 — —	— — —

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC

Date: March 16, 2005	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2005	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2005	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Chief Financial Officer
(Principal Financial Officer)

Date: March 16, 2005	By:	/s/ DAVID M. KELLY
David M. Kelly
Vice President, Treasurer and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 16, 2005	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: March 16, 2005	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: March 16, 2005	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: March 16, 2005	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: March 16, 2005	By:	/s/ TODD W. MANSFIELD
Todd W. Mansfield
Director

Date: March 16, 2005	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: March 16, 2005	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: March 16, 2005	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice President and Director

Date: March 16, 2005	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (14)

2.2	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (14)

2.3	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc.(14)

3.1	Amended and Restated Articles of Incorporation(1)

3.1a	Articles of Amendment to Articles of Incorporation(14)

3.1b	Articles of Amendment to Articles of Incorporation(14)

3.1c	Articles of Amendment to Articles of Incorporation(14)

3.1d	Articles of Amendment to Articles of Incorporation(15)

3.1e	Articles of Amendment to Articles of Incorporation(11)

3.2	Amended and Restated Bylaws(1)

3.2a	Amendment to the Amended & Restated Bylaws(14)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent(2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000(3)

4.3	Amended and Restated Credit Agreement among Certain Financial Institutions, Bank of America NA (as the Administrative Agent) and kforce.com, Inc. dated November 3, 2000(5)

4.4	First Amendment to Amended and Restated Credit Agreement dated as of December 10, 2000(11)

4.5	Second Amendment to Amended and Restated Credit Agreement dated as of February 12, 2001(5)

4.6	Third Amendment to Amended and Restated Credit Agreement dated as of January 1, 2002(11)

4.7	Fourth Amendment to Amended and Restated Credit Agreement dated as of August 5, 2002(12)

4.8	Fifth Amendment to Amended and Restated Credit Agreement dated as of December 5, 2002.(13)

4.9	Form of Stock Certificate(1)

10.1	Employment Agreement, dated as of July 1, 2003, between the Registrant and David L. Dunkel(16)

10.2	Employment Agreement, dated as of March 16, 2005, between the Registrant and William L. Sanders

10.3	Employment Agreement, dated as of March 16, 2005, between the Registrant and Joseph J. Liberatore

10.4	Employment Agreement, dated as of July 1, 2003, between the Registrant and Ken W. Pierce(16)

10.5	Employment Agreement, dated as of March 16, 2005, between the Registrant and Michael Ettore

10.6	Kforce Inc. Non-Employee Director Stock Option Plan (6)

10.7	Source Services Corporation 401(k) and Profit Sharing Retirement Savings Plan(7)

10.8	Kforce Inc. Executive Investment Plan (8)

10.9	Kforce Inc. Stock Incentive Plan (as of April l, 2001) (9)

10.10	Kforce Inc. 1999 Employee Stock Purchase Plan (as of August 2001) (10)

10.11	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (14)

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant (14)

23	Consent of Deloitte & Touche LLP

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2000.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 333-26058) filed March 29, 2001.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-50539) filed April 21, 1998.

(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-50543) filed April 21, 1998.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-94563) filed January 13, 2000.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-60302) filed May 4, 2001.

(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-68212) filed August 23, 2001.

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed November 14, 2002.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed December 6, 2002.

(14)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.

(15)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.

(16)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 11, 2004.