Form 10-Q
period 2005-03-31
KFORCE  INC
filed 2005-05-06
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 6, 2005 the registrant had 39,009,424 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$189	$363
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,088 and $6,268, respectively	108,227	90,682
Income tax refund receivable	316	606
Current deferred tax asset, net	17,253	17,180
Prepaid expenses and other current assets	7,049	5,162

Total current assets	133,034	113,993

Fixed assets, net	8,845	8,579
Non-current deferred tax asset, net	15,803	19,016
Other assets, net	14,780	13,416
Intangible assets, net	11,504	9,838
Goodwill	125,048	108,353

Total assets	$309,014	$273,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$18,574	$22,097
Accrued payroll costs	39,185	30,321
Bank overdrafts	6,209	1,349
Current debt - credit facility	35,530	34,100
Other current debt	1,226	993
Income taxes payable	649	303

Total current liabilities	101,373	89,163

Long-term debt - other	1,792	1,727
Other long-term liabilities	13,039	11,536

Total liabilities	116,204	102,426

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 57,535 and 55,891 issued, respectively	575	559
Additional paid-in capital	275,586	257,315
Unamortized stock-based compensation	(2,366)	(2,759)
Accumulated other comprehensive income	19	37
Retained earnings	20,452	17,373
Less reacquired shares at cost; 18,559 and 18,614 shares, respectively	(101,456)	(101,756)

Total stockholders’ equity	192,810	170,769

Total liabilities and stockholders’ equity	$309,014	$273,195

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004
Net service revenues	$192,900	$130,208
Direct costs of services	132,872	91,500

Gross profit	60,028	38,708

Selling, general and administrative expenses	52,285	37,028
Depreciation and amortization	1,755	883

Income from operations	5,988	797

Other expense, net	503	292

Income before income taxes	5,485	505

Income tax provision (benefit)	2,406	(562)

Net income	3,079	1,067

Other comprehensive loss:
Cash flow hedges, net of taxes	18	41

Comprehensive income	$3,061	$1,026

Earnings per share - Basic	$.08	$.03

Weighted average shares outstanding - Basic	38,153	30,790

Earnings per share - Diluted	$.08	$.03

Weighted average shares outstanding - Diluted	40,026	32,941

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2005
Common stock - shares:
Shares at beginning of period	55,891
Exercise of stock options	146
Stock issued for business acquired	1,498

Shares at end of Period	57,535

Common stock - par value:
Balance at beginning of period	$559
Exercise of stock options	1
Stock issued for business acquired	15

Balance at end of Period	$575

Additional paid in capital:
Balance at beginning of period	$257,315
Exercise of stock options	621
Employee stock purchase plan	137
Tax benefit from disqualifying dispositions of stock options	197
Stock issued for business acquired	17,316

Balance at end of Period	$275,586

Unamortized stock-based compensation:
Balance at beginning of period	$(2,759)
Amortization of stock-based compensation	393

Balance at end of Period	$(2,366)

Accumulated other comprehensive income (loss):
Balance at beginning of period	$37
Change in fair value of cash flow hedges, net of taxes	(18)

Balance at end of Period	$19

Retained earnings:
Balance at beginning of period	$17,373
Net income	3,079

Balance at end of Period	$20,452

Treasury stock - shares:
Shares at beginning of period	18,614
Employee stock purchase plan	(55)

Shares at end of Period	18,559

Treasury stock - cost:
Balance at beginning of period	$(101,756)
Employee stock purchase plan	300

Balance at end of Period	$(101,456)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income	$3,079	$1,067
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	2,344	—
Depreciation and amortization	1,755	883
Provision for (recovery of) bad debts on accounts receivable and fallouts	421	(226)
Amortization of stock-based compensation	393	816
Gain (loss) on cash surrender value of company owned life insurance	220	(119)
Deferred compensation (reductions) expense, net	(206)	112
(Gain) loss on asset sales/disposals	(63)	8
(Increase) decrease in operating assets:
Trade receivables	(8,965)	(7,170)
Prepaid expenses and other current assets	(1,799)	(2,248)
Income tax refund receivable	289	(196)
Other assets, net	(1,068)	(680)

(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(5,072)	(1,422)
Accrued payroll costs	6,191	6,361
Bank overdrafts	4,860	1,216
Income taxes payable	(240)	—
Other long-term liabilities	(49)	(986)

Cash provided by (used in) operating activities	2,090	(2,584)

Cash flows used by investing activities:
Acquisitions, net of cash received	(2,781)	—
Capital expenditures	(1,246)	(799)
Cash proceeds from sale of assets	93	3

Cash used in investing activities	(3,934)	(796)

Cash flows from financing activities:
Proceeds from bank line of credit	1,430	—
Payment of capital expenditure financing	(382)	—
Proceeds from exercise of stock options	622	267
Repurchase of common stock	—	(359)

Cash provided by (used in) financing activities	1,670	(92)

Decrease in cash and cash equivalents	(174)	(3,472)
Cash and cash equivalents at beginning of period	363	13,715

Cash and cash equivalents at end of period	$189	$10,243

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$113	$—
Interest	467	379
Supplemental non-cash transaction information:
Issuance of stock in acquisition	17,331	—
Equipment acquired under capital lease	680	—
Software acquired under financing agreement	—	648
Employee stock purchase plan	438	301
Tax benefit from disqualifying dispositions of stock options	197	—
Decrease in cash flow hedges	18	41
Cash used in connection with acquisitions, net:
Payment of acquired business bank line of credit and cash over draft received in acquisition	$2,568	$—
Transaction costs	203	—
Tax adjustments	10	—

	$2,781	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries is a provider of professional staffing services in 83 locations in 44 markets in the United States. Kforce provides its customers staffing services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) staffing specialties. Kforce provides flexible staffing services (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. Kforce serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

Principles of Consolidation. The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “the Firm,” “the Company,” “Kforce,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. All intercompany transactions and balances have been eliminated in consolidation.

Interim Financial Information. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in management’s opinion, include all adjustments necessary for a fair presentation of results for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by applicable SEC rules and regulations; however, Kforce believes that the disclosures made are adequate to make the information presented not misleading.

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

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write offs. Kforce performs an ongoing analysis of factors including recent write off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 5.3% as of March 31, 2005. No single client had a receivable balance greater than 2.5% of the total accounts receivable and the top ten clients represent approximately 13.3% of the total accounts receivable balance.

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

Goodwill and Intangible Assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall Kinion to the OnStaff trade name. This asset has been determined to have an indefinite life and is not being amortized. Accumulated amortization on intangible assets was $3,543 and $2,709 as of March 31, 2005 and December 31, 2004, respectively. Amortization expense on intangible assets was $834 and $105 for the quarters ending March 31, 2005 and 2004, respectively. For existing intangible assets from acquisitions, the estimated aggregate amortization expense for the years ended December 31, 2005, 2006, 2007 and 2008 will be $3,352, $3,125, $3,125, and $1,760, respectively.

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

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $909 during the three months ended March 31, 2005.

Deferred Loan Costs. Costs incurred to secure Kforce’s Credit Facility were capitalized and are being amortized over the term of the related agreement using the straight-line method, which approximates the interest method.

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

Stock-Based Compensation. SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. Kforce continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if Kforce had applied the fair value recognition provisions of SFAS 148 to stock-based employee and non-employee compensation. As of March 31, 2005, Kforce had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. Kforce applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense attributable to stock options is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grants.

The table below illustrates the effects on Kforce’s net income and earnings per share had compensation cost for Kforce’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 148.

During September 2004, the vesting period related to options to purchase 856 shares of common stock was accelerated. In accordance with FIN 44, “Accounting for Certain Transactions involving Stock Compensation”, the modification to accelerate the vesting of a fixed award effectively results in the renewal for that award if, after the modification, an employee is able to exercise the award that, under the original terms, would have expired unexercisable. Accordingly, in the event that an employee terminates prior to the time that the stock options would have vested under the original terms, Kforce would incur additional compensation expense based upon the intrinsic value at the time of the acceleration of vesting, reduced by any amounts previously expensed as a result of the acceleration.

Effective October 26, 2004, the former Chief Financial Officer ceased being employed by Kforce. Kforce expects the other affected employees to continue to provide services through their applicable original vesting dates; therefore, the only current expense as a result of the acceleration relates to one employee and the effect on Kforce was an expense of $104 in October 2004. If the remaining affected employees were to terminate their employment prior to the applicable original vesting dates, as of March 31, 2005 the maximum future expense would be approximately $940, with such amount reduced to approximately $59 after scheduled vesting dates in January 2006 have passed.

	Pro Forma
	Three months ended
	March 31, 2005	March 31, 2004
Net income:
As Reported (a)	$3,079	$1,067
Compensation expense per SFAS 123	(1,948)	(931)
Tax benefit, pro forma (b)	773	—

Pro forma net income	$1,904	$136

Earnings per share:
Basic:
As Reported	$.08	$.03
Pro forma	$.05	$.00
Diluted:
As Reported	$.08	$.03
Pro forma	$.05	$.00

(a)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under FAS 123 and APB 25 and therefore, has no impact on the pro forma net income.
(b)	No tax benefit has been included in the Pro Forma net income calculation for the quarter ended March 31, 2004 as Kforce recorded a valuation allowance that fully offset its net deferred tax assets as of that date.

For the quarter ended March 31, 2005, the relative tax benefit associated with the compensation expense per SFAS 123 has been included above. For purposes of determining the compensation expense per SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%.

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

Accounting for Derivatives. Effective for Kforce as of January 1, 2001, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It also requires that all derivatives and hedging activities be recognized as either assets or liabilities in the balance sheet and be measured at fair value. Gains or losses resulting from the changes in fair value of derivatives are recognized in net income (loss) or recorded in other comprehensive income (loss), and recognized in the statement of operations when the hedged item affects earnings, depending upon the purpose of the derivatives and whether they qualify for hedge accounting treatment. Kforce’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. Kforce does not enter into or hold derivatives for trading or speculative purposes. The fair value of Kforce’s interest rate swap agreements is based on dealer quotes. In the unlikely event that the counterparty fails to perform under the contract, Kforce bears the credit risk that payments due to Kforce, if applicable, may not be collected.

Earnings Per Share. Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested restricted stock grants.

Options to purchase 2,693 and 1,699 shares of common stock for the three months ended March 31, 2005 and 2004, respectively, were not included in the computations of diluted earnings per share because these options were anti-dilutive. The dilutive effect of options to purchase 3,992 and 4,864 shares of common stock and 318 and 287 shares of restricted stock are included in the computations of diluted earnings per share for the three months ended March 31, 2005 and 2004, respectively.

Recently Issued Accounting Pronouncements

The following recently issued accounting pronouncements were effective for Kforce beginning January 1, 2004, and management has determined that the adoption of these standards had no material impact on Kforce’s unaudited condensed consolidated financial statements.

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

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for Kforce as of the beginning of the first annual reporting period that begins after June 15, 2005. Kforce is currently evaluating the impact of this proposed standard on its financial condition, results of operations and cash flows.

In December of 2004, FASB issued SFAS 153, “Exchange of Non-Monetary Assets.” This statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of this statement are effective for non- monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of this standard will have a material impact on Kforce’s consolidated financial statements.

NOTE B — STOCKHOLDERS’ EQUITY

During the first and fourth quarters of 2004, Kforce granted 88 and 223 shares, respectively, of restricted stock to certain members of senior management. The shares vest at the end of the following two-year periods. Upon issuance of 2004 restricted stock shares, unearned compensation of $819 and $2,444, respectively, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. These amounts are currently being amortized over the two-year vesting period and $393 was included in compensation expense during the three months ended March 31, 2005.

On November 30, 2004, Kforce accelerated the vesting of 192 shares of restricted common stock that were granted to seven members of senior management in the first quarter of 2003. These shares were originally scheduled to vest in February 2005. Of this grant, 162 shares were granted to the CEO and the next four highest compensated employees. Kforce recorded $27 of compensation expense related to this acceleration.

In January 2002, Kforce issued 224 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five-year period with an acceleration clause if certain Kforce common stock price thresholds were met. Upon issuance of stock under the plan, unearned compensation of $1,106, which is equivalent to the market value at the date of the grant, net of forfeitures, was charged to stockholders’ equity. This amount was being amortized using the straight-line method, over the five-year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because Kforce had been amortizing the value of such restricted stock on a straight-line basis over the five-year period and the stock price threshold was not met on or prior to December 31, 2003, Kforce was required to record the unamortized balance of $673 as compensation expense in the period when the stock price threshold was achieved, which was during the first quarter of 2004.

NOTE C – CONTINGENCIES

Kforce is involved in a number of claims and lawsuits that arise in the ordinary course of business. Although management does not expect any of these claims or lawsuits to have a material adverse effect on Kforce’s financial condition, such matters are subject to inherent uncertainties and risks.

NOTE D – ACQUISITIONS

Hall, Kinion & Associates Inc.

On June 7, 2004, Kforce acquired 100% of the outstanding common stock of Hall, Kinion and Associates Inc. and its subsidiaries (“Hall Kinion”). This transaction was accounted for using the purchase method. The results of Hall Kinion’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Hall Kinion specialized in providing technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. As a result of this acquisition, Kforce expanded its market presence by adding 18 offices, not including those offices already combined with existing Kforce offices. The acquisition also expanded Kforce’s service offerings in technology and finance and accounting in certain market segments.

As consideration for the purchase of the common stock, Kforce issued 5,742 shares of Kforce stock at a price of $8.95 a share, the market price of the shares on the date of issuance, with a total addition to equity of $51,388. Kforce also incurred $13,899 in transaction costs, which includes approximately $1,459 of transaction costs paid in 2003. Additionally, Kforce assumed net assets of $10,362 and bought out potential future earnouts related to OnStaff for $2,500. Kforce recorded an adjustment to the assets acquired of $10 in 2005 due to changes to the net deferred tax assets realized in 2005 increasing Goodwill by $10. The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$51,388
Transaction costs	13,899
Future earnouts – OnStaff	2,500

Total purchase price	$67,787

Goodwill	$46,565
Customer lists	10,000
Trade name	870
Net assets acquired	10,352

Total purchase price	$67,787

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$2,827
Other current assets	19,896
Furniture and equipment	586
Other assets	21,856

Total assets acquired	45,165

Current liabilities	14,233
Long-term debt	10,638
Other long-term liabilities	9,942

Total liabilities assumed	34,813

Net assets assumed	$10,352

Included in other assets above is a net deferred tax asset of $21,841 that was acquired in conjunction with the acquisition.

Based on analysis completed in accordance with SFAS 141, “Business Combinations” (“SFAS 141”), $10,000 of the excess purchase price was allocated to acquired intangible assets and is included in intangible assets, net in the accompanying consolidated balance sheet. Such value is assigned to customer lists and contracts that are amortized over a weighted average useful life of 4 years. An additional $870 was assigned to the OnStaff trade name, which is also included in intangible assets, net, in the accompanying consolidated balance sheet. This asset has been determined to have an indefinite life and is not being amortized.

The $46,565 of remaining excess purchase price was assigned to goodwill. This goodwill has been allocated to the Technology and Finance and Accounting business segments. This goodwill is not deductible for tax purposes.

VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately-held company based in Herndon, Virginia, in exchange for 2,348 shares of Kforce common stock. This transaction was accounted for using the purchase method. The results of Vista’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Vista has produced revenue of approximately $50,000 in technology staffing over the last 12 months with approximately 40% of that revenue in the Federal government sector. As a result of this acquisition, Kforce has been able to expand its presence in the Federal government sector.

As consideration for the purchase, Kforce issued 2,348 shares of Kforce stock of which 1,233 were held in escrow under the terms of the agreement. The Kforce stock was valued at a price of $11.57 a share, the average market price of the shares from the period 5 days before and after the date the agreement was signed and announced. At March 31, 2005, 1,498 shares were issued or issuable under the terms of the agreement, with a total addition to equity of $17,331, and 565 shares remain in escrow. Kforce also incurred $381 in transaction costs, which includes $178 of transaction costs paid in 2004, and assumed net liabilities of $1,477. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts Receivable	$8,999
Other assets	89

Total assets acquired	9,088

Current liabilities	5,347
Debt	2,467
Long-term liabilities	2,751

Total liabilities assumed	10,565

Net liabilities assumed	$1,477

Included in current and long term liabilities above are a net deferred tax liability of $1.0 million and federal tax liability of $2.3 million that were acquired in conjunction with the acquisition.

Preliminarily, $2,500 of the excess purchase price has been allocated to intangible assets. Such value is expected to be assigned to customer lists and contracts that have weighted average useful lives of approximately 4 years.

The $16,688 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Technology business segment. This goodwill is not deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed.

The following unaudited pro forma consolidated financial information gives effect to the acquisitions of Vista and Hall Kinion as if they had occurred on January 1, 2004. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues	$197,348	$173,742
Net income (loss)	$3,161	$(510)
Basic income (loss) per share	$.08	$(.01)
Diluted income (loss) per share	$.08	$(.01)
Basic shares outstanding	38,916	38,082
Diluted shares outstanding	40,789	40,233

NOTE E — SEGMENT ANALYSIS

Kforce reports segment information in accordance with SFAS 131, “Disclosures about Segments of Enterprise and Related Information”, which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operational decisions and addressing performance as the source of determining Kforce’s reportable segments. Kforce’s internal reporting follows its three functional service offerings: Tech, FA and HLS.

Historically, and through March 31, 2005, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Tech	FA	HLS	TOTAL
Three months ended March 31:
2005
Net Service Revenue
Flex	$84,961	$51,279	$43,174	$179,414
Search	4,592	7,750	1,144	13,486

Total Revenue	$89,553	$59,029	$44,318	$192,900

Gross Profit	$25,288	$21,730	$13,010	$60,028

2004
Net Service Revenue
Flex	$57,601	$28,515	$35,742	$121,858
Search	2,049	5,441	860	8,350

Total Revenue	$59,650	$33,956	$36,602	$130,208

Gross Profit	$15,372	$13,270	$10,066	$38,708

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of Kforce’s website at www.kforce.com.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”). Additional written or oral forward-looking statements may be made by Kforce from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, growth, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to products or services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “plans”, “believes” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At May 6, 2005, we operated 83 field offices in 44 markets and provide services in 45 states through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and Med Records, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 93.0% of our revenues for the quarter ended March 31, 2005. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses

(“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 7.0% of revenues for the quarter ended March 31, 2005.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 15% of revenues for the quarter ended March 31, 2005. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 30% of the applicable market and that no single firm has a larger than 7% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

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

Acquisition of VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately held company based in Herndon, Virginia, in exchange for 2.3 million shares of Kforce common stock. As of March 31, 2005, 1.5 million shares were issued or issuable under the terms of the agreement, .3 million shares had been returned to Kforce to satisfy adjustments to purchase price and .6 million shares remained in escrow. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price. On the date of closing, Kforce placed into escrow .5 million shares of the Common Stock for the purpose of securing Vista’s indemnification obligations under the Agreement and placed an additional .8 million shares of the Common Stock into escrow to satisfy potential adjustments to the purchase price that will be determined following the consummation of the transactions contemplated by the Agreement. Vista has produced revenue of approximately $50 million in technology staffing over the last 12 months with approximately 40% of that revenue in the Federal government sector.

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

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	Revenue continued its growth into the first quarter of 2005, with sequential growth of 1.4% over the fourth quarter of 2004 and growth of 48.1% over the first quarter of 2004.

•	Search revenue continued its growth into the first quarter of 2005, for the sixth straight quarter, with sequential growth of 15.4%.

•	Kforce completed the acquisition and successful integration of Vista during the first quarter of 2005. The integration of sales associates, the consolidation of two offices and the transition of the corporate headquarters all occurred on schedule.

•	Operating expenses were reduced to 28.0% of revenues for the first quarter of 2005 versus 28.6% for the fourth quarter of 2004, and 29.1% for the first quarter of 2004.

•	Kforce has had positive earnings for nine straight quarters.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 32.2 days and an allowance for doubtful accounts of 5.3%.

•	Kforce’s stock price on the Nasdaq National Market increased 15.7% from $9.50 on March 31, 2004, to $10.99 at March 31, 2005.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 5.3% as of March 31, 2005 and 6.5% as of December 31, 2004. As of March 31, 2005, no single client has a receivable balance greater than 2.5% of total accounts receivable, and the largest ten clients represent approximately 13.3% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

Kforce incurred net losses for each of the four years ending December 31, 2002, and, as a result, has significant net operating loss carryforwards (NOLs) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce also acquired certain deferred tax assets in 2004 from Hall Kinion which were also fully reserved at the date of acquisition. Kforce had net income during each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized in that year by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. Kforce also had net income during each of the quarters in the year ended December 31, 2004. As a result of Kforce’s profitability in each of the quarters for the years ended December 31, 2003 and December 31, 2004, and the corresponding forecast of future operating earnings, Kforce changed the conclusion reached at December 31, 2002. Therefore, for the year ended December 31, 2004, Kforce recognized a $13.5 million income tax benefit, which consisted of the reversal of the valuation allowance in 2004, net of current and deferred income tax of $5.7 million. In addition, during the year ended December 31, 2004, Kforce reversed $21.8 million of valuation allowance related to deferred tax assets acquired in conjunction with the Hall Kinion acquisition. This reversal was recorded as an offset to goodwill. At March 31, 2005, Kforce had remaining a valuation allowance of

$3.7 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

For the quarter ended March 31, 2005, Kforce has recorded an income tax provision of $2.4 million which includes a current income tax provision of $62,000 and a deferred income tax provision of $2.4 million because of the availability of federal and state NOLs. At March 31, 2005, Kforce continues to carry a valuation allowance of $3.7 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Kforce has also recorded a $2.3 million federal tax liability as a result of the acquisition of Vista. This liability is a result of the required change in accounting for Vista operations from the cash method to the accrual method of accounting and will be paid over the next four years as prescribed by Internal Revenue Code statute and regulations.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with accounting standards first applicable in 2002. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for the Firm are Tech, FA, and HLS. Although not required, we may use independent outside experts to assist in performing such valuations. An independent expert valuation was performed in 2002 and 2004. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. The annual assessment for 2004 found that no impairment existed at December 31, 2004. Kforce intends to perform the required annual testing in the fourth quarter of 2005.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (not goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at March 31, 2005 of $8.8 million, $3.8 million, and $11.5 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. Impairment write-offs were $0.5 million in the fourth quarter of 2004 related to certain internally developed and purchased software and were included in selling, general and administrative expenses (“SG&A”). Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

Insurance

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

Accrued Commissions

Associates earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. For each associate, the amount of commissions paid as a percentage of revenue or gross profit increases as revenue levels increase. For interim periods, Kforce accrues commissions for actual revenue at a percentage equal to the percentage of total expected commissions payable to total revenue for the entire year. In estimating the percentage of expected commissions payable, Kforce uses factors including anticipated revenue and the write–offs anticipated for each associate. To the extent that these estimates differ from the actual results, commissions accrued could be materially different than commissions paid. Because of the calendar year basis of the plans, this estimation process is more significant at interim quarter ends than it is at calendar year end.

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

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the first quarter of 2005, and experienced revenue growth in all segments. This quarter makes nine straight quarters of profitability for Kforce, and in comparison with the first quarter of 2004, Kforce experienced significant increases in revenues, gross profit and gross profit as a percentage of revenues; a decrease in selling, general and administrative expenses as a percentage of revenues; and a strong improvement in income before income taxes. In addition, both the Flex and Search components of our revenues have shown quarterly growth throughout 2004 and 2005; however, it remains difficult to predict whether there will be future growth in our Search business.

We believe the key components of our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. Also key to our future growth is our tested acquisition integration strategy. Having completed the integration of two major acquisitions over the last two years, we believe that we have built a repeatable model that can allow us to integrate future acquisitions quickly, if we have the opportunity. Lastly, we have purchased and recently implemented a new front office and related computer software, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and will also improve customer service. Although we believe we will continue to experience positive results because of the progress described above, future economic uncertainty could have a detrimental impact on our revenue levels and profitability.

The acquisition of Hall Kinion, effective on June 7, 2004 and Vista, effective February 1, 2005, continues to impact our financial results and business drivers. As a result of our successful integration efforts, revenues and costs contributed by the acquired entities are merged into the Kforce business segments, making it unfeasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on flex revenues for the Technology and Finance and Accounting segments. Search business and the HLS segment were not materially affected by the acquisitions. Kforce believes a portion of the increase in SG&A, primarily during the second quarter of 2004 and the first quarter of 2005, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended March 31,
	2005	2004
Net Service Revenue by Segment:
Tech	46.4%	45.8%
FA	30.6	26.1
HLS	23.0	28.1

Net service revenues	100.0%	100.0%

Revenue by Time:
Flex	93.0%	93.6%
Search	7.0	6.4

Net service revenues	100.0%	100.0%

Gross profit	31.1%	29.7%
SG&A	27.1%	28.4%
Depreciation and amortization	0.9%	0.7%
Income before taxes	2.8%	0.4%
Net income	1.6%	0.8%

Results of Operations for each of the Three Months Ended March 31, 2005 and 2004.

Net service revenues. Net service revenues increased 48.1% to $192.9 million for the three months ending March 31, 2005, as compared to $130.2 million for the same period in 2004. The increase was comprised of a $5.1 million increase in Search fees and a $57.6 million increase in Flex revenues for the three months ended March 31, 2005, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2005 Revenue	$84,961	$4,592
2004 Revenue	57,601	2,049
Percent Increase	47.5%	124.1%
FA
2005 Revenue	$51,279	$7,750
2004 Revenue	28,515	5,441
Percent Increase	79.8%	42.4%
HLS
2005 Revenue	$43,174	$1,144
2004 Revenue	35,742	860
Percent Increase	20.8%	33.1%

All three of Kforce’s business segments showed revenue growth for the three months ended March 31, 2005 as compared to the same period in 2004.

Flexible Billings. Flex revenues in the Tech and FA segments increased 47.5% and 79.8%, respectively, compared to the quarter ended March 31, 2004. HLS revenues, which were unaffected by the acquisitions, grew 20.8% compared to the quarter ended March 31, 2004. The primary drivers of Flex billings are the number of hours billed and bill rate per hour. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Improvements in economic conditions and, we believe, increased market share contributed to the increase in hours billed.

Total hours billed increased 48.7% to 4.2 million hours for the three months ended March 31, 2005 from 2.8 million hours for the same period in 2004. Flex hours billed for the three months ended March 31, by segment, were as follows:

	2005	2004	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,437	1,045	37.4%
FA	1,873	993	88.7%
HLS	893	789	13.2%

Total Hours Billed	4,203	2,827	48.7%

Billable expenses increased for the three months ended March 31, 2005 for Tech and HLS and decreased for FA, as compared to the same periods in 2004. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. The changes in Tech and FA are attributable to increases or decreases in project work. Flex billable expenses included in revenue, by segment, for the three months ended March 31 were:

	2005	2004	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$632	$592	6.9%
FA	224	261	(14.1)%
HLS	2,471	1,752	41.0%

Total Billable Expenses	3,327	2,605	27.7%

Search Fees. The increase in Search fees is primarily attributable to an increase in the total number of placements. Total placements increased 68.0% to 1,200 for the three months ended March 31, 2005, from 714 for the same period in 2004. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the Vista and Hall Kinion acquisitions had only a minimal impact on Search revenue in the three months ended March 31, 2005.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 55.1% to $60.0 million for the three months ended March 31, 2005, respectively, from $38.7 million for the same period in 2004. Gross profit as a percentage of net service revenues increased to 31.1% for the three months ended March 31, 2005, respectively, as compared to 29.7% for the same period in 2004.

The increase in gross profit is attributable to increases in volume for Search and Flex in addition to an overall increase in the spread between bill rate and pay rate (“Flex Rate”) for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in Flex gross profit for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, was $16.2 million, resulting from an $15.2 million increase in volume and a $1.0 million increase in Flex Rate. The increase in Search gross profit of $5.1 million for the three months ended March 31, 2005, compared to the same period in 2004, was comprised of a $5.4 million increase in volume and a $0.3 million decrease in rate for the three months. Search revenue has now increased for six straight quarters.

Changes in total gross profit percentage by segment for the three months ended March 31, 2005 were as follows:

	2005	2004	Increase (Decrease)
Three Months Ended
Tech	23.1%	22.3%	3.5%
FA	36.8%	39.1%	(5.8)%
HLS	29.4%	27.5%	6.7%

Total	31.1%	29.7%	4.7%

The increase in total gross profit percentage for the three months ended March 31, 2005 as compared to the same period in 2004 was the result of increases in both Flex gross profit percentage and an increase in Search revenues as a percent of total revenues.

Flex gross profit, year over year, has seen an overall improvement due to business mix and an improving Flex Rate. The Flex Rate appears to have stabilized in the second and third quarters of 2004 for the Tech, FA and HLS segments and has continued to improve through the first quarter of 2005. The slight reduction in gross profit percentage for the FA segment is primarily the result of the inclusion of a larger mix of professional administrative positions contributed by the OnStaff group. Below is a table detailing Flex gross profit percentages for the three months ended March 31, by segment:

	2005	2004	Increase (Decrease)
Three Months Ended
Tech	24.4%	23.1%	5.3%
FA	27.3%	27.5%	(0.7)%
HLS	27.5%	25.8%	6.7%

Total	25.9%	24.9%	4.1%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $52.3 million, for the three months ended March 31, 2005, as compared to $37.0 million for the same period in 2004. The increase in SG&A expense for the period ended March 31, 2005, as compared to the same period in the prior year, are primarily attributable to compensation costs relating to the continuing operations of the acquired Hall Kinion and Vista operations and increases in compensation expense as discussed below. Also contributing to the increase in SG&A, were additional costs related to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to the Vista acquisition. Professional fees increased $1.0 million for the quarter ended March 31, 2005 compared to the same period in 2004. A large portion of this increase is due to first time efforts to assess internal controls as required by the Sarbanes-Oxley Act of 2002. Even with such increased costs, SG&A expenses as a percentage of net service revenues decreased to 27.1% in the three months ended March 31, 2005, respectively, compared to 28.4% for the same period in 2004, which we believe reflects the leverage and scalability of the business.

Total commissions, compensation, payroll taxes, and benefits costs were $40.3 million which represented 77.1% of total SG&A for the three months ended March 31, 2005, and $28.3 million or 76.4% of total SG&A for the same period in 2004. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the larger business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

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

On September 9, 2004, the Compensation Committee of the Board of Directors of Kforce accelerated the vesting period of stock options for all current employees that would otherwise have been unvested on January 1, 2005. The vesting period of options to purchase a total of 855,662 shares of Kforce’s common stock was accelerated. These options are held by fifteen employees, including options to purchase an aggregate of 748,162 shares of Kforce’s common stock held by six Executive Officers. Kforce does not currently have any outstanding options that would otherwise remain unvested on July 1, 2005. Accordingly, fair value accounting required by SFAS 123R, which will be adopted by Kforce on January 1, 2006, will not result in any compensation expense from any of Kforce’s currently outstanding options.

Kforce recorded $104,000 of compensation expense in October 2004 related to the option acceleration due to the departure of an executive officer. Kforce expects the remaining affected employees to continue to provide services through their applicable original vesting dates; therefore, there is no additional current expense as a result of the acceleration. If all affected employees were to terminate their employment prior to the applicable original vesting dates, as of March 31, 2005 the maximum future expense would be approximately $940,000 and would reduce to approximately $59,000 after scheduled vesting dates in January 2006 have passed.

On November 30, 2004, Kforce accelerated the vesting of 191,930 shares of restricted common stock that were granted to seven members of senior management in the first quarter of 2003. These shares were originally scheduled to vest in February 2005. Of this grant, 161,646 shares were granted to the CEO and the next four highest compensated employees. Kforce recorded $27,000 of compensation expense related to this acceleration in the fourth quarter of 2004.

In addition to those activities undertaken to improve efficiencies, Kforce has attempted to manage its accounts receivable to minimize write-offs. Kforce’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SG&A as a percentage of revenue. Bad debt expense was $421,000 or 0.2% of revenue for the three months ended March 31, 2005 as compared to credit to expense of $226,000 for the same period in 2004, while an appropriate allowance for doubtful accounts has been maintained.

Depreciation and amortization. Depreciation and amortization increased 98.8% to $1.8 million for the three months ended March 31, 2005, compared to $0.9 million for the same period in 2004. The increase in expense for the period ended March 31, 2005, as compared to the same periods in 2004 was primarily due to amortization of intangible assets related to the Hall Kinion and Vista acquisitions.

Kforce has implemented a new front office and related computer software beginning in April 2005, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and also, will improve customer service. Kforce has incurred implementation costs of $909,000 during the three months ended March 31, 2005, which were capitalized, and will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net increased 72.8% to $0.5 million for the three months ended March 31, 2005 from $0.3 million for the same period in 2004. The increase of $0.2 million was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisitions and a reduction in interest income due to the reduction of cash and cash equivalents from growth in the Kforce business prior to the acquisitions.

Income before taxes. Income before taxes for the three months ended March 31, 2005, increased to $5.5 million as compared to income before taxes of $0.5 million for the same period in 2004, as a result of the factors discussed above.

Income tax provision (benefit). For the quarter ended March 31, 2005, Kforce has recorded an income tax provision of $2.4 million, compared to a benefit of $0.6 million for the same period in 2004, which includes a current income tax provision of $62,000 and a deferred income tax provision of $2.4 million because of the availability of federal and state NOLs. At March 31, 2005, Kforce continues to carry a valuation allowance of $3.7 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Kforce has also recorded a $2.3 million federal tax liability as a result of the acquisition of Vista. This liability is a result of the required change in accounting for Vista operations from the cash method to the accrual method of accounting and will be paid over the next four years as prescribed by Internal Revenue Code statute and regulations.

Net income. Net income increased to $3.1 million for the three months ended March 31, 2005, as compared to $1.1 million for the same period in 2004, primarily as a result of the factors discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $0.2 million on March 31, 2005, a decrease of $0.2 million from the $0.4 million at year-end 2004. As further described below, Kforce generated $2.1 million of cash from operating activities, used $3.9 million of cash in investing activities and generated $1.7 million from financing activities, during the three months ended March 31, 2005.

Operating Activities

During the three months ended March 31, 2005, cash flow generated by operations was approximately $2.1 million, resulting primarily from net income plus certain non-cash operating expenses and increases in accrued payroll costs and bank overdrafts, offset by an increase in trade receivables and a decrease in accounts payable and other accrued liabilities.

Kforce’s gross accounts receivable were $114.3 million at March 31, 2005, which was a $17.3 million increase from $97.0 million at the end of 2004. The majority of this increase is due to increased revenues. A portion of the increase is due to the acquisition of Vista. As Kforce experiences growth in revenue, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At March 31, 2005, Kforce had $31.5 million in positive working capital in addition to its $0.2 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 1.31 at March 31, 2005.

Investing Activities

During the three months ended March 31, 2005, cash flow used in investing activities was approximately $3.9 million. The primary driver for the use of cash in investing activities was the acquisition of Vista. Cash uses during the three months ended March 31, 2005 related to the acquisition totaled $2.8 million. Included in the acquisition costs are $0.2 million in transaction costs.

Additionally, in order to improve the productivity and functionality of our sales force and our support operations, Kforce has used funds for capital expenditures of $1.2 million primarily for new front office and related software. Kforce anticipates capital expenditures for 2005 will be at approximately the same level as 2004. Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the three months ended March 31, 2005, cash flow provided by financing activities was approximately $1.7 million resulting primarily from $1.4 million in borrowings from our Credit Facility to fund increases in receivables resulting from growth in revenues, and transaction costs and other payments related to the acquisition of Vista. In addition, Kforce received proceeds from the exercise of stock options and repaid certain capital expenditure financing.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of three banks led by Bank of America (“the Credit Facility”) was $35.5 million at March 31, 2005 and $34.1 million at December 31, 2004.

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

Our borrowings as of May 6, 2005 and March 31, 2005 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants. In addition to the $34.0 million and $35.5 million outstanding, the amounts available under the Credit Facility as of May 6, 2005, and March 31, 2005 were $36.6 million and $28.5 million, respectively. The amounts available without triggering the debt covenants as of May 6, 2005 and March 31, 2005 were approximately $31.6 million and $23.5 million, respectively.

The Credit Facility contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million. This provision was waived up to $7.0 million as of December 31, 2004. Capital expenditures during the first quarter of 2005 totaled $1.9 million as calculated under the Credit Facility. The Credit Facility also contains a provision that limits debt exclusive of the Credit facility to $1 million. The limit of this provision was increased to $5 million as of December 31, 2004. The current debt balance exclusive of the Credit Facility is $3.0 million. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions.

Our board of directors has authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of March 31, 2005, we had repurchased approximately 19.6 million shares for $108.9 million under this plan. No shares have been repurchased during the first quarter of 2005. Therefore, approximately $6.1 million was available under the current board authorization and $25.0 million was available under the current Credit Facility limitations, as of March 31, 2005 and May 6, 2005, respectively. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under bank plan	Amount available under board plan
January 2005	—	—	—	$25,000,000	$6,055,253
February 2005	—	—	—	$25,000,000	$6,055,253
March 2005	—	—	—	$25,000,000	$6,055,253

Total	—	—	—	$25,000,000	$6,055,253

January 2004	34,510	$10.40	—	$24,640,944	$10,006,478
February 2004	—	—	—	24,640,944	10,006,478
March 2004	—	—	—	24,640,944	10,006,478

Total	34,510	$10.40	—	$24,640,944	$10,006,478

In March, April and May of 2003, we entered into four fixed interest rate swap contracts for a total notional amount of $22 million expiring in March and May of 2005. The contracts, which have been classified as cash flow hedges pursuant to SFAS 133, as amended, effectively converted $22 million of our outstanding debt under the Credit Facility to a fixed rate basis at an annual rate of approximately 4%, thus reducing the impact of interest rate changes on future income. One of these contracts expired on March 29, 2005. Subsequent to March 29, 2005, the remaining contracts effectively convert $12 million of our outstanding debt under the credit facility to a fixed rate basis of approximately 4%. The remaining contracts expire on May 31, 2005, at which time Kforce’s interest rate on the entire Credit Facility will return to rates ranging from Prime to Prime plus .75% or LIBOR plus 1.75% to LIBOR plus 3.25% pursuant to certain financial performance targets as set forth in the original Amended Credit Facility.

Our Credit Facility bears interest at a fixed rate basis of approximately 4.0% for $12 million of the outstanding debt as the result of the hedges described above. The remaining debt balance currently bears interest at a rate of approximately 4.75%. At the current level of $35.5 million of debt interest expense would be approximately $1.6 million for one year.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of March 31, 2005:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$47,114	$10,972	$12,706	$5,811	$17,625
Capital leases	2,413	930	1,483	—	—
Credit facility	35,530	35,530	—	—	—
Deferred compensation plan liability	1,842	651	471	113	607
Other debt	605	296	309	—	—

Total	$87,504	$48,379	$14,969	$5,924	$18,232

Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities or other long-term liabilities depending on their scheduled payment, are payable upon retirement or termination of employment. Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees retire or terminate during that time.

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $5.9 million outstanding for facility lease deposits, workers compensation and property insurance obligations.

During the quarter ended March 31, 2004, Kforce financed the purchase of $648,000 of software and three years of related maintenance agreements. The Installment Payment Agreement is payable in twelve consecutive quarterly payments with an effective interest rate of 3.62%.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility will be adequate to meet the capital expenditure and working capital requirements of current operations for at least the next twelve months. At this time, management believes that it will be able to relace or extend the existing Credit Facility. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, (i) if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) we will be able to meet the financial covenants contained in the Credit Facility in order to obtain the additional $5 million of borrowing capacity. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of March 31, 2005, the notional value of outstanding interest rate swap agreements effectively converted $12.0 million of our $35.5 million of outstanding debt at a fixed rate, leaving Kforce exposed to changes in interest rates on the unhedged $23.5 million of debt. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $235,000 on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

Inherent Limitations of Internal Control Over Financial Reporting

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

A discussion of working capital restrictions and limitations upon the payment of dividends is incorporated herein by reference to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.2	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.3	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc.(12)

3.1	Amended and Restated Articles of Incorporation(1)

3.1a	Articles of Amendment to Articles of Incorporation(5)

3.1b	Articles of Amendment to Articles of Incorporation(5)

3.1c	Articles of Amendment to Articles of Incorporation(5)

3.1d	Articles of Amendment to Articles of Incorporation(6)

3.1e	Articles of Amendment to Articles of Incorporation(4)

3.2	Amended and Restated Bylaws(1)

3.2a	Amendment to the Amended & Restated Bylaws(5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent(2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000(3)

4.9	Form of Stock Certificate(1)

10.3	Amended and Restated Credit Agreement dated as of November 3, 2000 (7)

10.3a	First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 2000 (8)

10.3b	Second Amendment to the Amended and Restated Credit Agreement dated as of February 12, 2001 (7)

10.3c	Third Amendment to the Amended and Restated Credit Agreement dated as of January 1, 2002 (8)

10.3d	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002 (9)

10.3e	Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 5, 2002 (10)

10.3f	Sixth Amendment to the Amended and Restated Credit Agreement dated as of August 26, 2004(11)

10.3g	Seventh Amendment to the Amended and Restated Credit Agreement dated as of April 21, 2005

10.4	Employment Agreement, dated as of July 1, 2003, between the Registrant and David L. Dunkel(13)

10.5	Employment Agreement, dated as of March 16, 2005, between the Registrant and William L. Sanders (19)

10.6	Employment Agreement, dated as of March 16, 2005, between the Registrant and Joseph J. Liberatore (19)

10.7	Employment Agreement, dated as of July 1, 2003, between the Registrant and Ken W. Pierce (13)

10.8	Employment Agreement, dated as of March 16, 2005, between the Registrant and Michael Ettore (19)

10.9	Kforce Inc. Non-Employee Director Stock Option Plan (14)

10.10	Source Services Corporation 401(k) and Profit Sharing Retirement Savings Plan (15)

10.11	Kforce Inc. Executive Investment Plan (16)

10.12	Kforce Inc. Stock Incentive Plan (as of April 1, 2001) (17)

10.13	Kforce Inc. 1999 Employee Stock Purchase Plan (as of August 2001) (18)

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.

(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.

(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.

(7)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2001.

(8)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2002.

(9)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed November 14, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed December 6, 2002.

(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed August 31, 2004.

(12)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.

(13)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 11, 2004.

(14)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-50539) filed April 21, 1998.

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-50543) filed April 21, 1998.

(16)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-94563) filed January 13, 2000.

(17)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-60302) filed May 4, 2001.

(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-68212) filed August 23, 2001.

(19)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 13, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By:	/s/ Joseph J. Liberatore
Joseph J. Liberatore Senior Vice President Chief Financial Officer

By:	/s/ Anthony B. Petitt
Anthony B. Petitt Chief Accounting Officer

Date: May 6, 2005