Form 10-Q
period 2005-06-30
KFORCE  INC
filed 2005-08-08
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005 the registrant had 38,400,266 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$601	$363
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,113 and $6,268, respectively	105,478	90,682
Income tax refund receivable	77	606
Current deferred tax asset, net	15,243	17,180
Prepaid expenses and other current assets	6,199	5,162

Total current assets	127,598	113,993

Fixed assets, net	8,519	8,579
Non-current deferred tax asset, net	14,514	19,016
Other assets, net	18,183	13,416
Intangible assets, net	10,617	9,838
Goodwill	125,130	108,353

Total assets	$304,561	$273,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$20,426	$22,097
Accrued payroll costs	42,204	30,321
Bank overdrafts	57	1,349
Current debt - credit facility	30,000	34,100
Other current debt	2,430	993
Income taxes payable	573	303

Total current liabilities	95,690	89,163

Long-term debt	2,296	1,727
Other long-term liabilities	12,736	11,536

Total liabilities	110,722	102,426

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 57,640 and 55,891 issued, respectively	576	559
Additional paid-in capital	276,484	257,315
Unamortized stock-based compensation	(1,974)	(2,759)
Accumulated other comprehensive income	—	37
Retained earnings	26,121	17,373
Less reacquired shares at cost; 19,311 and 18,614 shares, respectively	(107,368)	(101,756)

Total stockholders’ equity	193,839	170,769

Total liabilities and stockholders’ equity	$304,561	$273,195

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net service revenues	$198,470	$152,162	$391,370	$282,370
Direct costs of services	134,406	104,901	267,277	196,401

Gross profit	64,064	47,261	124,093	85,969

Selling, general and administrative expenses	52,417	45,624	104,702	82,653
Depreciation and amortization	2,022	995	3,777	1,878

Income from operations	9,625	642	15,614	1,438

Other expense, net	496	391	1,000	682

Income before income taxes	9,129	251	14,614	756

Income tax provision (benefit)	3,460	—	5,866	(562)

Net income	5,669	251	8,748	1,318

Other comprehensive (loss) income:
Cash flow hedges, net of taxes	(19)	196	(37)	155

Comprehensive income	$5,650	$447	$8,711	$1,473

Earnings per share - Basic	$.15	$.01	$.23	$.04

Weighted average shares outstanding - Basic	38,875	32,424	38,516	31,590

Earnings per share - Diluted	$.14	$.01	$.22	$.04

Weighted average shares outstanding - Diluted	40,104	34,374	40,080	33,642

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2005
Common stock - shares:
Shares at beginning of period	55,891
Exercise of stock options	183
Stock issued for business acquired	1,566

Shares at end of period	57,640

Common stock - par value:
Balance at beginning of period	$559
Exercise of stock options	2
Stock issued for business acquired	15

Balance at end of period	$576

Additional paid-in capital:
Balance at beginning of period	$257,315
Exercise of stock options	742
Stock purchased by employee stock purchase plan	137
Tax benefit from disqualifying dispositions of stock options	200
Stock issued for business acquired	18,090

Balance at end of period	$276,484

Unamortized stock-based compensation:
Balance at beginning of period	$(2,759)
Amortization of stock-based compensation	785

Balance at end of period	$(1,974)

Accumulated other comprehensive income:
Balance at beginning of period	$37
Change in fair value of cash flow hedges, net of taxes	(37)

Balance at end of period	$—

Retained earnings:
Balance at beginning of period	$17,373
Net income	8,748

Balance at end of period	$26,121

Treasury stock - shares:
Shares at beginning of period	18,614
Stock purchased by employee stock purchase plan	(55)
Repurchase of common stock	752

Shares at end of period	19,311

Treasury stock - cost:
Balance at beginning of period	$(101,756)
Stock purchased by employee stock purchase plan	300
Repurchase of common stock	(5,912)

Balance at end of period	$(107,368)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$8,748	$1,318
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	5,646	—
Depreciation and amortization	3,777	1,878
Provision for (recovery of) bad debts on accounts receivable and fallouts	295	(7)
Amortization of stock-based compensation	785	959
Gain (loss) on cash surrender value of company-owned life insurance	9	(79)
Deferred compensation (reductions) expense, net	(4)	20
(Gain) loss on asset sales/disposals	(41)	222
(Increase) decrease in operating assets:
Trade receivables	(5,072)	(15,749)
Prepaid expenses and other current assets	(962)	(2,420)
Income tax refund receivable	529	—
Other assets, net	(1,207)	(278)

(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(3,255)	(1,402)
Accrued payroll costs	9,210	12,362
Bank overdrafts	(1,292)	583
Income taxes payable	(316)	—
Other long-term liabilities	(555)	(300)

Cash provided by (used in) operating activities	16,295	(2,893)

Cash flows used by investing activities:
Acquisitions, net of cash received	(2,990)	(27,807)
Capital expenditures	(3,260)	(1,862)
Cash proceeds from sale of assets	10	9

Cash used in investing activities	(6,240)	(29,660)

Cash flows from financing activities:
(Repayment of) proceeds from bank line of credit	(4,100)	18,666
Repayment of capital expenditure financing	(549)	(51)
Proceeds from exercise of stock options	744	1,091
Repurchase of common stock	(5,912)	(359)

Cash (used in) provided by financing activities	(9,817)	19,347

Increase (decrease) in cash and cash equivalents	238	(13,206)
Cash and cash equivalents at beginning of period	363	13,715

Cash and cash equivalents at end of period	$601	$509

Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(38)	$(197)
Interest	933	349
Supplemental non-cash transaction information:
Issuance of stock in acquisition	18,105	51,015
Software acquired under financing agreement	1,800	648
Equipment acquired under capital lease	755	—
Noncash gain on sale of assets	74	—
Stock purchased by employee stock purchase plan	437	301
Tax benefit from disqualifying dispositions of stock options	200	—
Decrease in cash flow hedges	37	155
Restricted stock issued or assigned in lieu of compensation, net of forfeitures	—	819
Cash provided (used) in connection with acquisitions, net:
Payment of acquired business bank line of credit and cash overdraft received in acquisition	$(2,568)	$(10,638)
Transaction costs	(411)	(12,236)
Tax adjustments	(11)	—
Payment of 2003 OnStaff earnout	—	(4,210)
Buyout of future OnStaff earnout	—	(2,500)
Payment of acquired business long-term liability	—	(1,050)
Cash received in acquisition	—	2,827

	$(2,990)	$(27,807)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries is a provider of professional staffing services in 74 locations in 43 markets in the United States. Kforce provides its customers staffing services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) staffing specialties. Kforce provides flexible staffing services (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. Kforce serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

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

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 5.5% as of June 30, 2005. No single client had a receivable balance greater than 2.9% of the total accounts receivable and the top ten clients represent approximately 17.2% of the total accounts receivable balance.

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

Goodwill and Intangible Assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall Kinion to the OnStaff trade name. This asset has been determined to have an indefinite life and is not being amortized. Accumulated amortization on intangible assets was $4,429 and $2,709 as of June 30, 2005 and December 31, 2004, respectively. Amortization expense on intangible assets was $886 and $271 for the quarters ending June 30, 2005 and 2004, respectively. For existing intangible assets from acquisitions, the estimated aggregate amortization expense for the years ended December 31, 2005, 2006, 2007 and 2008 will be $3,457, $3,125, $3,125, and $1,708, respectively.

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

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $872 and $1,781 during the three and six months ended June 30, 2005.

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

Stock-Based Compensation. SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. Kforce continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if Kforce had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation. As of June 30, 2005, Kforce had two stock-based employee compensation plans, an employee incentive stock option plan and a non-employee director stock option plan. Kforce applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense attributable to stock options is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grants.

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

Effective October 26, 2004, the former Chief Financial Officer ceased being employed by Kforce. Kforce expects the other affected employees to continue to provide services through their applicable original vesting dates; therefore, the only current expense as a result of the acceleration relates to one employee and the effect on Kforce was an expense of $104 in October 2004. If the remaining affected employees were to terminate their employment prior to the applicable original vesting dates, as of June 30, 2005 the maximum future expense would be approximately $880, with such amount reduced to approximately $59 after scheduled vesting dates in January 2006 have passed.

	Pro Forma		Pro Forma
	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income:
As Reported (a)	$5,669	$251	$8,748	$1,318
Compensation expense per SFAS 123	(3,404)	(1,004)	(5,352)	(1,935)
Tax benefit, pro forma (b)	1,341	—	2,109	—

Pro forma net income (loss)	$3,606	$(753)	$5,505	$(617)

Earnings (loss) per share:
Basic:
As Reported	$.15	$.01	$.23	$.04
Pro forma	$.09	$(.02)	$.14	$(.02)
Diluted:
As Reported	$.14	$.01	$.22	$.04
Pro forma	$.09	$(.02)	$.14	$(.02)

(a)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under SFAS 123 and APB 25, and, therefore, has no impact on the pro forma net income.
(b)	No tax benefit has been included in the Pro Forma net income calculation for the quarter ended June 30, 2004 as Kforce recorded a valuation allowance that fully offset its net deferred tax assets as of that date.

For the quarter ended June 30, 2005, the relative tax benefit associated with the compensation expense per SFAS 123 has been included above. For purposes of determining the compensation expense per SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%.

Self-Insurance. Kforce offers employee benefit programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250 for each workers compensation accident and up to $200 annually for each health insurance participant. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

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

Options to purchase 2,696 and 1,701 shares of common stock for the three months ended June 30, 2005 and 2004, respectively, and options to purchase 2,696 and 1,700 shares of common stock for the six months ended June 30, 2005 and 2004, respectively, were not included in the computations of diluted earnings per share because these options were anti-dilutive. The dilutive effect of options to purchase 3,839 and 4,721 shares of common stock and 305 and 287 shares of restricted stock are included in the computations of diluted earnings per share for the three months ended June 30, 2005 and 2004, respectively. The dilutive effect of options to purchase 3,839 and 4,722 shares of common stock and 305 and 287 shares of restricted stock are included in the computations of diluted earnings per share for the six months ended June 30, 2005 and 2004, respectively.

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

In May of 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. This statement also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Previously, APB Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of this standard will have a material impact on Kforce’s consolidated financial statements.

NOTE B — STOCKHOLDERS’ EQUITY

During the first and fourth quarters of 2004, Kforce granted 88 and 223 shares, respectively, of restricted stock to certain members of senior management. The shares vest at the end of the following two-year periods. Upon issuance of 2004 restricted stock shares, unearned compensation of $819 and $2,444, respectively, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. These amounts are currently being amortized over the two-year vesting period and $393 and $785 was included in compensation expense during the three and six months ended June 30, 2005, respectively.

On November 30, 2004, Kforce accelerated the vesting of 192 shares of restricted common stock that were granted to seven members of senior management in the first quarter of 2003. These shares were originally scheduled to vest in February 2005. Of this grant, 151 shares were granted to the CEO and the next four highest compensated employees. Kforce recorded $27 of compensation expense in 2004 related to this acceleration.

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

VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately-held company based in Herndon, Virginia, in exchange for 2,348 shares of Kforce common stock. This transaction was accounted for using the purchase method. The results of Vista’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Vista had produced revenue of approximately $50,000 in technology staffing over the 12 months prior to the acquisition with approximately 40% of that revenue in the Federal government sector. As a result of this acquisition, Kforce has been able to expand its presence in the Federal government sector.

As consideration for the purchase, Kforce issued 2,348 shares of Kforce stock of which 1,233 were held in escrow under the terms of the agreement. The Kforce stock was valued at a price of $11.57 per share, the average market price of the shares from the period 5 days before and after the date the agreement was signed and announced. At June 30, 2005, 1,566 shares were issued or issuable under the terms of the agreement, with a total addition to equity of $18,105, and 498 shares remain in escrow. Kforce also incurred $590 in transaction costs, which includes $179 of transaction costs paid in 2004, and assumed net liabilities of $571. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$9,919
Other assets	75

Total assets acquired	9,994

Current liabilities	5,347
Debt	2,467
Long-term liabilities	2,751

Total liabilities assumed	10,565

Net liabilities assumed	$571

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

The $16,766 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Technology business segment. This goodwill is not deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed.

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

	Three Months Ended
	June 30, 2005	June 30, 2004
Revenues	$198,470	$191,118
Net income (loss)	$5,669	$(2,674)
Basic income (loss) per share	$.15	$(.07)
Diluted income (loss) per share	$.14	$(.07)
Basic shares outstanding	38,942	38,161
Diluted shares outstanding	40,170	40,111

	Six Months Ended
	June 30, 2005	June 30, 2004
Revenues	$395,818	$364,860
Net income (loss)	$8,830	$(3,184)
Basic income (loss) per share	$.23	$(.08)
Diluted income (loss) per share	$.22	$(.08)
Basic shares outstanding	38,962	38,078
Diluted shares outstanding	40,525	40,131

NOTE E — SEGMENT ANALYSIS

Kforce reports segment information in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operational decisions and addressing performance as the source of determining Kforce’s reportable segments. Kforce’s internal reporting follows its three functional service offerings: Tech, FA and HLS.

Historically, and through June 30, 2005, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Tech	FA	HLS	TOTAL
Three months ended June 30:
2005
Net Service Revenue
Flex	$87,956	$51,627	$44,993	$184,576
Search	4,307	8,302	1,285	13,894

Total Revenue	$92,263	$59,929	$46,278	$198,470

Gross Profit	$27,107	$23,052	$13,905	$64,064

2004
Net Service Revenue
Flex	$67,649	$36,119	$38,526	$142,294
Search	2,527	6,361	980	9,868

Total Revenue	$70,176	$42,480	$39,506	$152,162

Gross Profit	$19,336	$16,414	$11,511	$47,261

Six months ended June 30:
2005
Net Service Revenue
Flex	$172,917	$102,906	$88,167	$363,990
Search	8,899	16,052	2,429	27,380

Total Revenue	$181,816	$118,958	$90,596	$391,370

Gross Profit	$52,396	$44,781	$26,916	$124,093

2004
Net Service Revenue
Flex	$125,251	$64,633	$74,268	$264,152
Search	4,575	11,803	1,840	18,218

Total Revenue	$129,826	$76,436	$76,108	$282,370

Gross Profit	$34,708	$29,684	$21,577	$85,969

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At August 5, 2005, we operated 74 field offices in 43 markets and provide services in 50 states and the District of Columbia through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Med Records”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and Med Records, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 93.0% of our revenues for the quarter ended June 30, 2005. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

Search

The Search business is a smaller, yet important part of our business that involves locating permanent employees for our clients. Our search business has experienced increasing revenues in each of the past seven quarters and now comprises 7% of total revenues. We primarily perform searches on a contingency basis, with fees being earned only if personnel are hired by our clients. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. We recruit permanent employees from our Flex consultant population, from the job boards, and from candidates we identify who are currently employed and not actively seeking another position. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we also receive Search fees. There can be no assurance or expectation that Search revenues will increase if economic conditions improve, as has been the case in previous economic cycles. Clients and recruits are often targets for both Flex and Search services, and this common focus contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 7.0% of revenues for the quarter ended June 30, 2005, as compared to 6.5% for the quarter ended June 30, 2004.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 17% of revenues for the quarter ended June 30, 2005. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 26% of the applicable market and that no single firm has a larger than 7% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

We believe 2003 may have been a bottoming-out year for the economy and for the staffing industry after having declined for approximately three years, and that indicators favorable for staffing services improved through 2004. Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of $76 billion in 2002, $76 billion in 2003 and $81 billion in 2004. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or conversely, to contract with an economic slowdown; that Flex demand generally increases before demand for permanent placements increases; that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term; and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe are enhanced by the streamlining of our operations and centralizing certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success. There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will return to historical levels. However, the National Association of Temporary and Staffing Services estimated that more than 80% of all U.S. businesses now utilize temporary staffing services. There can be no assurance that Kforce will be able to assemble a sufficient candidate pool to service client needs in any of its business segments. In addition, a number of national staffing companies are increasingly utilizing a lower-priced staffing preferred-vendor model. These factors may impact the future growth and profitability of Kforce.

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

Acquisition of VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately held company based in Herndon, Virginia, in exchange for 2.3 million shares of Kforce common stock. As of June 30, 2005, 1.6 million shares were issued or issuable under the terms of the agreement, .3 million shares had been returned to Kforce to satisfy adjustments to purchase price and .5 million shares remained in escrow. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price. On the date of closing, Kforce placed into escrow .5 million shares of the Common Stock for the purpose of securing Vista’s indemnification obligations under the Agreement and placed an additional .8 million shares of the Common Stock into escrow to satisfy potential adjustments to the purchase price that will be determined following the consummation of the transactions contemplated by the Agreement. Vista has produced revenue of approximately $50 million in technology staffing over the last 12 months with approximately 40% of that revenue in the Federal government sector.

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

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	Revenue continued its growth into the second quarter of 2005, with sequential growth of 2.9% over the first quarter of 2005 and growth of 30.4% over the second quarter of 2004.

•	Search revenue continued its growth into the second quarter of 2005, for the seventh straight quarter, with sequential growth of 3.0% and growth of 40.8% over the second quarter of 2004.

•	Operating expenses were reduced to 27.4% of revenues for the second quarter of 2005 versus 28.0% for the first quarter of 2005, and 30.6% for the second quarter of 2004.

•	Kforce has reported positive earnings for ten straight quarters.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 31.8 days and an allowance for doubtful accounts of 5.5% for the second quarter of 2005 compared to 36.1 days and an allowance for doubtful accounts of 7.8% for the second quarter of 2004.

•	Kforce completed the acquisition and successful integration of Vista during the first quarter of 2005. The integration of sales associates, the consolidation of two offices and the transition of the corporate headquarters all occurred on schedule.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 5.5% as of June 30, 2005. No single client has a receivable balance greater than 2.9% of total accounts receivable, and the largest ten clients represent approximately 17.2% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

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

For the six months ended June 30, 2005, Kforce has recorded an income tax provision of $5.9 million which includes a current income tax provision of $164,000 and a deferred income tax provision of $5.7 million because of the availability of federal and state NOLs. At June 30, 2005, Kforce continues to carry a valuation allowance of $2.6 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

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

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (other than goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at June 30, 2005 of $8.5 million, $7.0 million, and $10.6 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. Impairment write-offs were $0.5 million in the fourth quarter of 2004 related to certain internally developed and purchased software and were included in selling, general and administrative expenses (“SG&A”). Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

Insurance

Kforce offers employee benefits programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250,000 for each workers compensation claim and up to $200,000 annually for each health insurance claim for which it is not insured. These self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. Kforce believes that its estimation processes are adequate and its estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly judgmental and future results could be materially different.

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

Revenue Recognition

Net service revenues constitute the largest single item in our financial statements, though estimates in regard to revenue recognition are not material in nature. Net service revenues consist of Search fees and Flex billings inclusive of billable expenses, net of credits, discounts, rebates and fallouts. Kforce recognizes Flex billings based on the hours worked and reported, together with reimbursable expenses, by placed consultants. Search fees are recognized upon placement, net of an allowance for “fallouts.” Fallouts are Search placements that do not complete the applicable contingency period which vary on a contract by contract basis. Contingency periods are typically ninety days or less. The allowance for fallouts is estimated based upon historical activity of Search placements that do not complete the contingency period and expectations of future fallouts, and is included with the allowance for doubtful accounts as a reduction in receivables.

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

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the second quarter of 2005, and experienced revenue growth in all segments. This quarter makes ten straight quarters of profitability for Kforce, and in comparison with the second quarter of 2004, Kforce experienced significant increases in revenues and gross profit; a decrease in selling, general and administrative expenses as a percentage of revenues; and a strong improvement in income before income taxes. In addition, both the Flex and Search components of our revenues have shown quarterly growth throughout 2004 and 2005; however, it remains difficult to predict whether there will be future growth in our Search business.

We believe the key components of our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. Also key to our future growth is our tested acquisition integration strategy. Having completed the integration of two major acquisitions over the last two years, we believe that we have built a repeatable model that can allow us to integrate future acquisitions quickly, if we have the opportunity. Lastly, we have purchased and partially implemented new front office and related computer software. When it is fully implemented, we believe this software will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and will also improve customer service. Although we believe we will continue to experience positive results because of the progress described above, future economic uncertainty could have a detrimental impact on our revenue levels and profitability.

The acquisitions of Hall Kinion, effective on June 7, 2004 and Vista, effective February 1, 2005, continue to impact our financial results and business drivers. Revenues and costs contributed by the acquired entities are merged into the Kforce business segments, making it unfeasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on Flex revenues for the Technology and Finance and Accounting segments. Search business and the HLS segment were not materially affected by the acquisitions. Kforce believes a portion of the increase in SG&A, primarily during the second quarter of 2004 and the first quarter of 2005, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Service Revenue by Segment:
Tech	46.5%	46.1%	46.5%	46.0%
FA	30.2	27.9	30.4	27.0
HLS	23.3	26.0	23.1	27.0

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	93.0%	93.5%	93.0%	93.5%
Search	7.0	6.5	7.0	6.5

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	32.3%	31.1%	31.7%	30.4%
SG&A	26.4%	30.0%	26.8%	29.3%
Depreciation and amortization	1.0%	0.7%	1.0%	0.7%
Income before taxes	4.6%	0.2%	3.7%	0.3%
Net income	2.9%	0.2%	2.2%	0.5%

Results of Operations for each of the Three and Six Months Ended June 30, 2005 and 2004.

Net service revenues. Net service revenues increased 30.4% and 38.6%, respectively, to $198.5 million and $391.4 million for the three and six months ending June 30, 2005, as compared to $152.2 million and $282.4 million for the same periods in 2004. The increase was comprised of a $4.0 million and a $9.2 million increase in Search fees and a $42.3 million and $99.8 million increase in Flex revenues for the three and six months ended June 30, 2005, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2005 Revenue	$87,956	$4,307
2004 Revenue	67,649	2,527
Percent Increase	30.0%	70.5%
FA
2005 Revenue	$51,627	$8,302
2004 Revenue	36,119	6,361
Percent Increase	42.9%	30.5%
HLS
2005 Revenue	$44,993	$1,285
2004 Revenue	38,526	980
Percent Increase	16.8%	31.1%

Six months ended (in 000’s)
Tech
2005 Revenue	$172,917	$8,899
2004 Revenue	125,251	4,575
Percent Increase	38.1%	94.5%
FA
2005 Revenue	$102,906	$16,052
2004 Revenue	64,633	11,803
Percent Increase	59.2%	36.0%
HLS
2005 Revenue	$88,167	$2,429
2004 Revenue	74,268	1,840
Percent Increase	18.7%	32.0%

All three of Kforce’s business segments showed revenue growth for the three and six months ended June 30, 2005 as compared to the same period in 2004.

Flexible Billings. Flex revenues in the Tech and FA segments increased 30.0% and 42.9%, respectively, compared to the quarter ended June 30, 2004. HLS revenues, which were unaffected by the acquisitions, grew 16.8% compared to the quarter ended June 30, 2004. The primary drivers of Flex billings are the number of hours billed and bill rate per hour. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Improvements in economic conditions and, we believe, increased market share contributed to the increase in hours billed.

Total hours billed increased 24.5% and 35.5% to 4.2 million and 8.4 million hours for the three and six months ended June 30, 2005 from 3.4 million and 6.2 million hours for the same periods in 2004, respectively. Flex hours billed for the three and six months ended June 30, by segment, were as follows:

	2005	2004	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,477	1,219	21.2%
FA	1,810	1,315	37.7%
HLS	924	847	9.1%

Total Hours Billed	4,211	3,381	24.5%

	2005	2004	Increase (Decrease)
Six Months Ended (in 000’s)
Tech	2,914	2,264	28.7%
FA	3,683	2,308	59.6%
HLS	1,817	1,636	11.1%

Total Hours Billed	8,414	6,208	35.5%

Billable expenses increased for the three and six months ended June 30, 2005 for Tech and HLS and decreased for FA, as compared to the same periods in 2004. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. The changes in Tech and FA are attributable to increases or decreases in project work. Flex billable expenses included in revenue, by segment, for the three and six months ended June 30 were:

	2005	2004	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$827	$653	26.6%
FA	185	262	(29.4)%
HLS	2,945	2,142	37.5%

Total Billable Expenses	3,957	3,057	29.4%

	2005	2004	Increase (Decrease)
Six Months Ended (in 000’s)
Tech	$1,459	$1,244	17.3%
FA	409	523	(21.8)%
HLS	5,416	3,895	39.1%

Total Billable Expenses	7,284	5,662	28.6%

Search Fees. The increase in Search fees is primarily attributable to an increase in the total number of placements. Total placements increased 42.6% to 1,178 and 54.4% to 2,378 for the three and six months ended June 30, 2005, and from 826 and 1,540 for the same periods in 2004, respectively. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the Vista and Hall Kinion acquisitions had only a minimal impact on Search revenue in the three and six months ended June 30, 2005.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 35.6% to $64.1 million and 44.3% to $124.1 million for the three and six months ended June 30, 2005, respectively, from $47.3 million and $86.0 million for the same periods in 2004. Gross profit as a percentage of net service revenues increased to 32.3% and 31.7% for the three and six months ended June 30, 2005, respectively, as compared to 31.1% and 30.4% for the same periods in 2004.

The increase in gross profit is attributable to increases in volume for Search and Flex in addition to an overall increase in the spread between bill rate and pay rate (“Flex Rate”) for the three and six months ended June 30, 2005 as compared to the same periods in 2004. The increase in Flex gross profit for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, was $12.8 million, resulting from a $9.9 million increase in volume and a $2.9 million increase in Flex Rate. The increase in Flex gross profit for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, was $29.0 million, resulting from a $25.3 million increase in volume and a $3.7 million increase in Flex Rate. The increase in Search gross profit of $4.0 million for the three months ended June 30, 2005, compared to the same period in 2004, was comprised of a $4.1 million increase in volume and a $0.1 million decrease in rate for the three months. The increase in Search gross profit of $9.1 million for the six months ended June 30, 2005, compared to the same period in 2004, was comprised of a $9.5 million increase in volume and a $0.4 million decrease in rate for the six months. Search revenue has now increased for seven straight quarters.

Changes in total gross profit percentage by segment for the three and six months ended June 30, 2005 were as follows:

	2005	2004	Increase (Decrease)
Three Months Ended
Tech	29.4%	27.6%	6.6%
FA	38.5%	38.6%	(0.4)%
HLS	30.0%	29.1%	3.1%

Total	32.3%	31.1%	3.9%

	2005	2004	Increase (Decrease)
Six Months Ended
Tech	28.8%	26.7%	7.8%
FA	37.6%	38.8%	(3.1)%
HLS	29.7%	28.4%	4.8%

Total	31.7%	30.4%	4.1%

The increase in total gross profit percentage for the three months ended June 30, 2005 as compared to the same period in 2004 was the result of increases in both Flex gross profit percentage and an increase in Search revenues as a percent of total revenues.

Flex gross profit, year over year, has seen an overall improvement due to business mix and an improving Flex Rate. The Flex Rate appears to have stabilized in the second and third quarters of 2004 for the Tech, FA and HLS segments and has continued to improve through the first two quarters of 2005. Below is a table detailing Flex gross profit percentages for the three and six months ended June 30, by segment:

	2005	2004	Increase (Decrease)
Three Months Ended
Tech	25.9%	24.8%	4.3%
FA	28.6%	27.8%	2.7%
HLS	28.1%	27.3%	2.6%

Total company	27.2%	26.3%	3.4%

	2005	2004	Increase (Decrease)
Six Months Ended
Tech	25.2%	24.1%	4.6%
FA	27.9%	27.7%	0.9%
HLS	27.8%	26.6%	4.5%

Total company	26.6%	25.6%	3.6%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $52.4 million and to $104.7 million for the three and six months ended June 30, 2005, respectively, as compared to $45.6 million and $82.6 million for the same periods in 2004. The increase in SG&A expense for the three and six months ended June 30, 2005, as compared to the same periods in the prior year, is primarily attributable to increased costs to support a higher revenue base, including compensation costs, as well as compensation costs relating to the continuing operations of the acquired Hall Kinion and Vista operations. Professional fees increased $0.5 million for the quarter ended June 30, 2005 compared to the same period in 2004 due mainly to increases in director fees related to option plan changes and increases in legal and accounting fees. Professional fees increased $1.5 million for the six months ended June 30, 2005 as compared to the same period in 2004 due to the previously stated increases during the quarter ended June 30, 2005 and first time efforts to assess internal controls as required by the Sarbanes-Oxley Act of 2002. Even with such increased costs, SG&A expenses as a percentage of net service revenues decreased to 26.4% and 26.8% in the three and six months ended June 30, 2005, respectively, compared to 30.0% and 29.3% for the same periods in 2004, which we believe reflects the leverage and scalability of the business.

Total commissions, compensation, payroll taxes, and benefit costs were $41.1 million and $81.4 million which represented 78.3% and 77.7% of total SG&A for the three and six months ended June 30, 2005, respectively, and $33.5 million and $61.8 million or 73.5% and 74.8% of total SG&A for the same periods in 2004. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the larger business and the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

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

Kforce recorded $104,000 of compensation expense in October 2004 related to the option acceleration due to the departure of an executive officer. Kforce expects the remaining affected employees to continue to provide services through their applicable original vesting dates; therefore, there is no additional current expense as a result of the acceleration. If all affected employees were to terminate their employment prior to the applicable original vesting dates, as of June 30, 2005 the maximum future expense would be approximately $880,000 and would reduce to approximately $59,000 after scheduled vesting dates in January 2006 have passed.

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

In addition to those activities undertaken to improve efficiencies, Kforce has attempted to manage its accounts receivable to minimize write-offs. Kforce’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SG&A as a percentage of revenue. Bad debt expense was a credit to expense of $126,000 and an expense of $295,000 or (0.1)% and 0.1% of revenue for the three and six months ended June 30, 2005 as compared to $219,000 and a credit to expense of $7,000 for the same periods in 2004, while an appropriate allowance for doubtful accounts has been maintained.

Depreciation and amortization. Depreciation and amortization increased 103.2% and 101.1% to $2.0 million and $3.8 million for the three and six months ended June 30, 2005, compared to $1.0 million and $1.9 million for the same periods in 2004. The increase in expense for the three and six months ended June 30, 2005, as compared to the same periods in 2004, was primarily due to amortization of intangible assets related to the Hall Kinion and Vista acquisitions.

Kforce has implemented new front office and related computer software beginning in April 2005, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and also improve customer service. Subsequent to that implementation, Kforce has continued to develop related back office software. Kforce has incurred development and implementation costs of $872,000 and $1,781,000 during the three and six months ended June 30, 2005, which were capitalized, and will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net increased 27.1% and 46.6% to $0.5 million and $1.0 million for the three and six months ended June 30, 2005 and from $0.4 million and $0.7 million for the same periods in 2004. The increase of $0.1 million and $0.3 million was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisitions, and a reduction in interest income due to the reduction of cash and cash equivalents from growth in the Kforce business prior to the acquisitions.

Income before taxes. Income before taxes for the three and six months ended June 30, 2005 increased to $9.1 million and $14.6 million as compared to income before taxes of $0.3 million and $0.8 million for the same periods in 2004, respectively, as a result of the factors discussed above.

Income tax provision (benefit). For the three and six months ended June 30, 2005, Kforce has recorded an income tax provision of $3.5 million and $5.9 million, compared to $0 and a benefit of $0.6 million for the same periods in 2004. For the six months ended June 30, 2005 this provision includes a current income tax provision of $164,000 and a deferred income tax provision of $5.7 million because of the availability of federal and state NOLs. At June 30, 2005, Kforce continues to carry a valuation allowance of $2.6 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Kforce has also recorded a $2.3 million federal tax liability as a result of the acquisition of Vista. This liability is a result of the required change in accounting for Vista operations from the cash method to the accrual method of accounting and will be paid over the next four years as prescribed by Internal Revenue Code statute and regulations.

Net income. Net income increased to $5.7 million and $8.8 million for the three and six months ended June 30, 2005, as compared to $251,000 and $1.3 million for the same periods in 2004, primarily as a result of the factors discussed above.

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

Cash and Cash Equivalents

Cash and cash equivalents totaled $0.6 million on June 30, 2005, an increase of $0.2 million from the $0.4 million at year-end 2004. As further described below, Kforce generated $16.3 million of cash from operating activities, used $6.2 million of cash in investing activities and used $9.8 million in financing activities, during the six months ended June 30, 2005.

Operating Activities

During the six months ended June 30, 2005, cash flow generated by operations was approximately $16.3 million, resulting primarily from net income plus certain non-cash operating expenses and increases in accrued payroll costs, offset by an increase in trade receivables and a decrease in accounts payable and other accrued liabilities.

Kforce’s gross accounts receivable were $111.6 million at June 30, 2005, which was a $14.6 million increase from $97.0 million at the end of 2004. The majority of this increase is due to increased revenues. A portion of the increase is due to the acquisition of Vista. As Kforce experiences growth in revenue, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At June 30, 2005, Kforce had $31.3 million in positive working capital in addition to its $0.6 million of cash and cash equivalents. Its current ratio (current assets divided by current liabilities) was 1.33 at June 30, 2005.

Investing Activities

During the six months ended June 30, 2005, cash flow used in investing activities was approximately $6.2 million. The primary driver for the use of cash in investing activities was capital expenditures. In order to improve the productivity and functionality of our sales force and our support operations, Kforce has used funds for capital expenditures of $3.3 million primarily for a new front office and related software. Kforce anticipates capital expenditures for 2005 will be approximately $8.0 to $10.0 million. Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Additionally, Kforce acquired Vista during the first quarter of 2005. Cash uses related to the acquisition totaled $3.0 million. Included in the acquisition costs are $0.4 million in transaction costs.

Financing Activities

For the six months ended June 30, 2005, cash flow used by financing activities was approximately $9.8 million resulting primarily from $4.1 million in repayments to our Credit Facility and $5.9 million in repurchases of common stock. In addition, Kforce received proceeds from the exercise of stock options and repaid certain capital expenditure financing.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of three banks led by Bank of America (“the Credit Facility”) was $30.0 million at June 30, 2005 and $34.1 million at December 31, 2004.

The Credit Facility, which was originally amended on December 6, 2002 and terminates November 3, 2005, provides for maximum revolving credit of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Kforce is currently exploring alternatives for replacing or extending the current Credit Facility in preparation for the November 3, 2005 expiration. Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Kforce entered into a Sixth Amendment to the Credit Facility dated as of August 26, 2004 (the “Amendment”) primarily to lower the applicable interest rates, effective August 1, 2004, by approximately 0.50%, to rates ranging from Prime minus 0.25% to Prime plus 0.25% or LIBOR plus 1.50% to LIBOR plus 2.50%, pursuant to financial performance criteria for the previous four quarters as set forth in the Credit Facility. The interest rate as of June 30, 2005 remains at LIBOR plus 1.75%. Prior to the Amendment amounts borrowed under the Credit Facility bore interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the original amended Credit Facility. The terms of the Credit Facility also include certain financial covenants to which Kforce is subject, including a requirement to maintain at least $10 million of borrowing availability. In addition, should the amount available to be borrowed be less than $15 million but greater than $10 million, Kforce must attain certain EBITDA targets as follows:

Period Ending	EBITDA
The four (4) fiscal quarters ending June 30, 2005	$17.0 million
The four (4) fiscal quarters ending September 30, 2005	$18.0 million

Our borrowings as of August 5, 2005 and June 30, 2005 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants. In addition to the $28.0 million and $30.0 million outstanding, the amounts available under the Credit Facility as of August 5, 2005, and June 30, 2005 were $49.0 million and $34.2 million, respectively. The amounts available without triggering the debt covenants as of August 5, 2005 and June 30, 2005 were approximately $44.0 million and $29.2 million, respectively.

The Credit Facility contains a provision that limits the amount of capital expenditures that Kforce may make in any fiscal year to $6 million. This provision was waived up to $11.0 million as of June 30, 2005. Capital expenditures during the first two quarters of 2005 totaled $5.8 million as calculated under the Credit Facility. The Credit Facility also contains a provision that limits debt exclusive of the Credit Facility to $1 million. The limit of this provision was increased to $10 million as of June 30, 2005. The current debt balance exclusive of the Credit Facility is $4.7 million. Under the terms of the Credit Facility, we are prohibited from making any dividend distributions.

On June 23, 2005, our board of directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of June 30, 2005, we had repurchased approximately 20.4 million shares for $114.9 million under this plan. Approximately 0.8 million shares have been repurchased during the first two quarters of 2005. Therefore, approximately $20.1 million was available under the current board authorization and $19.1 million was available under the current Credit Facility limitations, as of June 30, 2005 and August 5, 2005, respectively. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under bank plan	Amount available under board plan
January 2005	—	—	—	$25,000,000	$6,055,253
February 2005	—	—	—	25,000,000	6,055,253
March 2005	—	—	—	25,000,000	6,055,253
April 2005	—	—	—	25,000,000	6,055,253
May 2005	111,480	$7.70	—	24,141,448	5,196,701
June 2005	639,800	$7.90	—	19,087,511	20,142,765	(a)

Total	751,280	$7.87	—	$19,087,511	$20,142,765

January 2004	34,510	$10.40	—	$24,640,944	$10,006,478
February 2004	—	—	—	24,640,944	10,006,478
March 2004	—	—	—	24,640,944	10,006,478
April 2004	—	—	—	24,640,944	10,006,478
May 2004	—	—	—	24,640,944	10,006,478
June 2004	—	—	—	24,640,944	10,006,478

Total	34,510	$10.40	—	$24,640,944	$10,006,478

(a)	Included in the calculation of amount available under board plan is an addition of $20 million which was authorized in June 2005 by the board of directors.

In March, April and May of 2003, we entered into four fixed interest rate swap contracts for a total notional amount of $22 million expiring in March and May of 2005. The contracts, which have been classified as cash flow hedges pursuant to SFAS 133, as amended, effectively converted $22 million of our outstanding debt under the Credit Facility to a fixed rate basis at an annual rate of approximately 4%, thus reducing the impact of interest rate changes on future income. One of these contracts expired on March 29, 2005. Subsequent to March 29, 2005, the remaining contracts effectively converted $12 million of our outstanding debt under the credit facility to a fixed rate basis of approximately 4% until their expiration on May 31, 2005. After the expiration of the remaining interest rate swap contracts, Kforce’s interest rate on the entire Credit Facility returned to rates ranging from Prime to Prime plus .75% or LIBOR plus 1.75% to LIBOR plus 3.25% pursuant to certain financial performance targets as set forth in the original Amended Credit Facility.

Our Credit Facility currently bears interest at a rate of approximately 5.00%. At the current level of $30.0 million of debt interest expense would be approximately $1.5 million for one year.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of June 30, 2005:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$47,076	$11,017	$13,622	$5,429	$17,008
Capital leases	2,633	1,184	1,449	—	—
Credit facility	30,000	30,000	—	—	—
Deferred compensation plan liability	9,232	1,448	520	297	6,967
Other debt	2,372	1,434	938	—	—

Total	$91,313	$45,083	$16,529	$5,726	$23,975

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

During the quarter ended March 31, 2004, Kforce financed the purchase of $648,000 of software and three years of related maintenance agreements. The Installment Payment Agreement is payable in twelve consecutive quarterly payments. During the quarter ended June 30, 2005, Kforce financed the purchase of $1,800,000 of software and three years of related maintenance agreements. The first payment of $440,000 under the agreement was due on May 31, 2005. Remaining annual payments of $680,000 under the agreement are due on May 31, 2006 and May 31, 2007.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility will be adequate to meet the capital expenditure and working capital requirements of current operations for at least the next twelve months. At this time, management believes that it will be able to replace or extend the existing Credit Facility. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, (i) if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) we will be able to meet the financial covenants contained in the Credit Facility in order to obtain the additional $5 million of borrowing capacity. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. In May 2005, Kforce’s outstanding interest rate swap agreements, which effectively converted $12 million of our outstanding debt under the credit agreement to a fixed rate basis of approximately 4%, expired. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $300,000 on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

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

A tabular disclosure of common stock repurchases made by Kforce during the current year is incorporated herein by reference to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Kforce held its Annual Meeting of Shareholders on June 21, 2005. The shareholders (1) elected the Three Class II directors to hold office for a three-year term expiring in 2008; (2) approved Kforce Inc.’s 2005 Annual Performance Bonus Plan; and (3) did not approve a proposal regarding Kforce Inc.’s 2005 Stock Incentive Plan.

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
(a) Election of Three Class II Directors
John N. Allred	34,577,565	—	1,802,041	—
A. Gordon Tunstall	34,710,320	—	1,669,286	—
Patrick D. Moneymaker	34,783,820	—	1,595,786	—
(b) Kforce Inc.’s 2005 Annual Performance Bonus Plan	27,606,021	2,850,046	—	5,923,539
(c) Kforce Inc.’s 2005 Stock Incentive Plan	12,081,026	18,340,414	—	5,958,166

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.2	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.3	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc.(12)

3.1	Amended and Restated Articles of Incorporation(1)

3.1a	Articles of Amendment to Articles of Incorporation(5)

3.1b	Articles of Amendment to Articles of Incorporation(5)

3.1c	Articles of Amendment to Articles of Incorporation(5)

3.1d	Articles of Amendment to Articles of Incorporation(6)

3.1e	Articles of Amendment to Articles of Incorporation(4)

3.2	Amended and Restated Bylaws(1)

3.2a	Amendment to the Amended & Restated Bylaws(5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent(2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000(3)

4.9	Form of Stock Certificate(1)

10.3	Amended and Restated Credit Agreement dated as of November 3, 2000 (7)

10.3a	First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 2000 (8)

10.3b	Second Amendment to the Amended and Restated Credit Agreement dated as of February 12, 2001 (7)

10.3c	Third Amendment to the Amended and Restated Credit Agreement dated as of January 1, 2002 (8)

10.3d	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002 (9)

10.3e	Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 5, 2002 (10)

10.3f	Sixth Amendment to the Amended and Restated Credit Agreement dated as of August 26, 2004(11)

10.3g	Seventh Amendment to the Amended and Restated Credit Agreement dated as of April 21, 2005(13)

10.3h	Eighth Amendment to the Amended and Restated Credit Agreement dated as of August 3, 2005

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed May 9, 1996.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.

(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.

(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.

(7)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2001.

(8)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2002.

(9)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed November 14, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed December 6, 2002.

(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed August 31, 2004.

(12)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.

(13)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed May 6, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By:	/s/ Joseph J. Liberatore
Joseph J. Liberatore Senior Vice President Chief Financial Officer

By:	/s/ Anthony B. Petitt
Anthony B. Petitt Chief Accounting Officer

Date: August 5, 2005

Exhibit Index

Exhibit No.	Description
10.3h	Eighth Amendment to the Amended and Restated Credit Agreement dated as of August 3, 2005.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.