Form 10-Q
period 2005-09-30
KFORCE  INC
filed 2005-11-07
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    YES  ☐    NO  ☒

As of November 4, 2005 the registrant had 38,608,146 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$2,118	$363
Trade receivables, net of allowance for doubtful accounts and fallouts of $5,836 and $6,268, respectively	110,057	90,682
Income tax refund receivable	72	606
Current deferred tax asset, net	15,032	17,180
Prepaid expenses and other current assets	5,009	5,162

Total current assets	132,288	113,993

Fixed assets, net	9,060	8,579
Non-current deferred tax asset, net	9,574	19,016
Other assets, net	18,920	13,416
Intangible assets, net	10,220	9,838
Goodwill	125,492	108,353

Total assets	$305,554	$273,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$20,248	$22,097
Accrued payroll costs	42,220	30,321
Bank overdrafts	215	1,349
Current debt - credit facility	—	34,100
Other current debt	2,308	993
Income taxes payable	348	303

Total current liabilities	65,339	89,163

Long-term debt - credit facility	22,000	—
Long-term debt - other	2,564	1,727
Other long-term liabilities	13,120	11,536

Total liabilities	103,023	102,426

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 57,802 and 55,891 issued, respectively	578	559
Additional paid-in capital	277,673	257,315
Unamortized stock-based compensation	(1,581)	(2,759)
Accumulated other comprehensive income	—	37
Retained earnings	32,834	17,373
Less reacquired shares at cost; 19,240 and 18,614 shares, respectively	(106,973)	(101,756)

Total stockholders’ equity	202,531	170,769

Total liabilities and stockholders’ equity	$305,554	$273,195

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net service revenues	$207,293	$188,862	$598,663	$471,232
Direct costs of services	138,904	130,987	406,182	327,388

Gross profit	68,389	57,875	192,481	143,844

Selling, general and administrative expenses	54,584	50,120	159,286	132,773
Depreciation and amortization	2,194	1,567	5,971	3,445

Income from operations	11,611	6,188	27,224	7,626

Other expense, net	477	480	1,477	1,161

Income before income taxes	11,134	5,708	25,747	6,465

Income tax provision (benefit)	4,421	(339)	10,286	(901)

Net income	6,713	6,047	15,461	7,366

Other comprehensive income (expense):
Cash flow hedges, net of taxes	—	7	(37)	162

Comprehensive income	$6,713	$6,054	$15,424	$7,528

Earnings per share - Basic	$.17	$.16	$.40	$.22

Weighted average shares outstanding - Basic	38,460	36,912	38,497	33,365

Earnings per share - Diluted	$.17	$.16	$.38	$.21

Weighted average shares outstanding - Diluted	40,447	38,314	40,472	35,201

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended September 30, 2005
Common stock - shares:
Shares at beginning of period	55,891
Exercise of stock options	327
Stock issued for business acquired	1,584

Shares at end of period	57,802

Common stock - par value:
Balance at beginning of period	$559
Exercise of stock options	3
Stock issued for business acquired	16

Balance at end of period	$578

Additional paid-in capital:
Balance at beginning of period	$257,315
Exercise of stock options	1,508
Stock purchased by employee stock purchase plan	252
Tax benefit from disqualifying dispositions of stock options	290
Stock issued for business acquired	18,308

Balance at end of period	$277,673

Unamortized stock-based compensation:
Balance at beginning of period	$(2,759)
Amortization of stock-based compensation	1,178

Balance at end of period	$(1,581)

Accumulated other comprehensive income:
Balance at beginning of period	$37
Change in fair value of cash flow hedges, net of taxes	(37)

Balance at end of period	$—

Retained earnings:
Balance at beginning of period	$17,373
Net income	15,461

Balance at end of period	$32,834

Treasury stock - shares:
Shares at beginning of period	18,614
Stock purchased by employee stock purchase plan	(126)
Repurchase of common stock	752

Shares at end of period	19,240

Treasury stock - cost:
Balance at beginning of period	$(101,756)
Stock purchased by employee stock purchase plan	695
Repurchase of common stock	(5,912)

Balance at end of period	$(106,973)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$15,461	$7,366
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	10,296	—
Depreciation and amortization	5,971	3,445
Amortization of stock-based compensation	1,178	1,102
Provision for bad debts on accounts receivable and fallouts	569	1,028
Gain (loss) on cash surrender value of company-owned life insurance	(311)	207
Deferred compensation (reductions) expense, net	308	(264)
(Gain) loss on asset sales/disposals	(49)	211
(Increase) decrease in operating assets:
Trade receivables	(9,906)	(24,130)
Prepaid expenses and other current assets	(98)	(1,922)
Income tax refund receivable	533	(299)
Other assets, net	(1,541)	(1,249)

(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(3,425)	(4,673)
Accrued payroll costs	9,737	19,489
Bank overdrafts	(1,134)	2,114
Income taxes payable	(542)	150
Other long-term liabilities	(483)	(1,227)

Cash provided by operating activities	26,564	1,348

Cash flows used by investing activities:
Capital expenditures	(4,104)	(2,829)
Acquisitions, net of cash received	(3,059)	(27,807)
Release of restricted cash	326	—
Cash proceeds from sale of assets	10	33

Cash used in investing activities	(6,827)	(30,603)

Cash flows from financing activities:
(Repayment of) proceeds from bank line of credit	(12,100)	17,000
Repayment of capital expenditure financing	(1,481)	(122)
Proceeds from exercise of stock options	1,511	1,928
Repurchase of common stock	(5,912)	(359)

Cash (used in) provided by financing activities	(17,982)	18,447

Increase (decrease) in cash and cash equivalents	1,755	(10,808)
Cash and cash equivalents at beginning of period	363	13,715

Cash and cash equivalents at end of period	$2,118	$2,907

Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(32)	$(300)
Interest	1,518	1,313
Supplemental non-cash transaction information:
Issuance of stock in acquisition	18,324	51,015
Equipment acquired under capital lease	1,833	—
Software acquired under financing agreement	1,800	668
Noncash gain on sale of assets	74	—
Stock purchased by employee stock purchase plan	947	714
Tax benefit from disqualifying dispositions of stock options	290	—
(Decrease) increase in cash flow hedges	(37)	162
Restricted stock issued, net of forfeitures	—	819
Cash provided (used) in connection with acquisitions, net:
Payment of acquired business bank line of credit and cash overdraft received in acquisition	$(2,568)	$(10,638)
Transaction costs	(418)	(12,236)
Tax adjustments	(73)	—
Payment of 2003 OnStaff earnout	—	(4,210)
Buyout of future OnStaff earnout	—	(2,500)
Payment of acquired business long-term liability	—	(1,050)
Cash received in acquisition	—	2,827

	$(3,059)	$(27,807)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries is a provider of professional staffing services in 74 locations in 43 markets in the United States. Kforce provides its customers staffing services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Health Information Management”) staffing specialties. Kforce provides flexible staffing services (“Flex”) on both a temporary and contract basis and provides direct hire services (“Search”) on both a contingency and retained basis. Kforce serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

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

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 5.0% as of September 30, 2005. No single client had a receivable balance greater than 4.2% of the total accounts receivable and the top ten clients represent approximately 22.4% of the total accounts receivable balance.

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

Fair Value of Financial Instruments. Kforce has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of Kforce’s financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.

Goodwill and Intangible Assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall Kinion to the OnStaff trade name. This asset has been determined to have an indefinite life and is not being amortized. Accumulated amortization on intangible assets was $5,326 and $2,709 as of September 30, 2005 and December 31, 2004, respectively. Amortization expense on intangible assets was $897 and $2,617 for the three and nine months ended September 30, 2005. For existing intangible assets from acquisitions, the estimated aggregate amortization expense for the years ended December 31, 2005, 2006, 2007 and 2008 will be $3,502, $3,258, $3,258, and $1,841, respectively.

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

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $596 and $2,377 during the three and nine months ended September 30, 2005.

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

Stock-Based Compensation. SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. Kforce continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if Kforce had applied the fair value recognition provisions of SFAS 123 to stock-based employee and non-employee compensation. As of September 30, 2005, Kforce had two stock-based employee compensation plans under which options are currently outstanding, an employee incentive stock option plan and a non-employee director stock option plan. The ability to issue new options under those plans has expired. Kforce applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. No stock-based employee compensation expense attributable to stock options is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grants.

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

Effective October 26, 2004, the former Chief Financial Officer ceased being employed by Kforce. Kforce expects the other affected employees to continue to provide services through their applicable original vesting dates; therefore, the only current expense as a result of the acceleration relates to one employee and the effect on Kforce was an expense of $104 in October 2004. If the remaining affected employees were to terminate their employment prior to the applicable original vesting dates, as of September 30, 2005 the maximum future expense would be approximately $880, with such amount reduced to approximately $59 after the originally scheduled vesting dates in January 2006 have passed.

The table below illustrates the effects on Kforce’s net income and earnings per share had compensation cost for Kforce’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 148.

	Pro Forma		Pro Forma
	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income:
As Reported (a)	$6,713	$6,047	$15,461	$7,366
Compensation expense (benefit) per SFAS 123, net of related tax benefit (b)	(34)	1,736	4,193	3,691

Pro forma net income	$6,747	$4,311	$11,268	$3,675

Earnings per share:
Basic:
As Reported	$.17	$.16	$.40	$.22
Pro forma	$.18	$.12	$.29	$.11
Diluted:
As Reported	$.17	$.16	$.38	$.21
Pro forma	$.17	$.11	$.28	$.10

(a)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under SFAS 123 and APB 25, and, therefore, has no impact on the pro forma net income.
(b)	No tax benefit has been included in the Pro Forma net income calculation for the quarter ended September 30, 2004 as Kforce recorded a valuation allowance that fully offset its net deferred tax assets as of that date.

For the three and nine months ended September 30, 2005, the relative tax benefit associated with the compensation expense per SFAS 123 has been included above. For purposes of determining the compensation expense per SFAS 123, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%.

Self-Insurance. Kforce offers employee benefit programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250 for each workers compensation claim and up to $200 annually for each health insurance participant. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

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

Earnings Per Share. Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested restricted stock grants and contingently issuable shares related to acquisitions.

Options to purchase 2,650 and 2,589 shares of common stock for the three months ended September 30, 2005 and 2004, respectively, and options to purchase 2,651 and 2,333 shares of common stock for the nine months ended September 30, 2005 and 2004, respectively, were not included in the computations of diluted earnings per share because these options were anti-dilutive. The dilutive effect of options to purchase 3,715 and 3,657 shares of common stock and 305 and 287 shares of restricted stock are included in the computations of diluted earnings per share for the three months ended September 30, 2005 and 2004, respectively. The dilutive effect of options to purchase 3,714 and 3,913 shares of common stock and 305 and 287 shares of restricted stock are included in the computations of diluted earnings per share for the nine months ended September 30, 2005 and 2004, respectively.

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

NOTE B — STOCKHOLDERS’ EQUITY

During the first and fourth quarters of 2004, Kforce granted 88 and 223 shares, respectively, of restricted stock to certain members of senior management. The shares vest at the end of the following two-year periods. Upon issuance of 2004 restricted stock shares, unearned compensation of $819 and $2,444, respectively, which is equivalent to the market values at the dates of the grants, were charged to stockholders’ equity. These amounts are currently being amortized over the two-year vesting period and $393 and $1,178 were included in compensation expense during the three and nine months ended September 30, 2005, respectively.

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

NOTE D – CREDIT FACILITY

On October 28, 2005, Kforce entered into a Seventh Amendment to its current credit facility (the “Extended Credit Facility”) with a syndicate led by Bank of America. Under the Extended Credit Facility, Kforce’s maximum borrowings are limited to $100 million. In addition, Kforce has the right under the Extended Credit Facility to increase the maximum borrowings available to $140 million under an accordion feature. Borrowings under the Extended Credit Facility are limited to 85% of eligible accounts receivable. Under the Extended Credit Facility, Kforce may have loans outstanding with a rate of LIBOR plus 1.25% or Prime minus 0.25%. To the extent that Kforce has unused availability under the Extended Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $250,000 upon entering into the Extended Credit Facility, and is also required to pay an annual administrative fee of $50,000. Borrowings under the Extended Credit Facility are secured by all of the assets of Kforce. Under the Extended Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements, and is permitted to make dividend distributions if borrowing availability under the Extended Credit Facility is not less than $15,000,000 after giving effect to the distributions. The Extended Credit Facility expires on November 3, 2010.

As a result of Kforce entering into the Extended Credit Facility on October 28, 2005 which will not expire until November 3, 2010, the balance due under the credit facility as of September 30, 2005 has been classified as a non-current liability in the accompanying balance sheet.

NOTE E – ACQUISITIONS

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

As consideration for the purchase of the common stock, Kforce issued 5,742 shares of Kforce stock at a price of $8.95 a share, the market price of the shares on the date of issuance, with a total addition to equity of $51,388. Kforce also incurred $13,899 in transaction costs, which includes approximately $1,459 of transaction costs paid in 2003. Additionally, Kforce assumed net assets of $9,901 and bought out potential future earnouts related to OnStaff for $2,500. Kforce recorded an adjustment to the assets acquired of $461 in 2005 due to changes to the net deferred tax assets realized in 2005 increasing goodwill by $461. The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$51,388
Transaction costs	13,899
Future earnouts – OnStaff	2,500

Total purchase price	$67,787

Goodwill	$47,016
Customer lists	10,000
Trade name	870
Net assets acquired	9,901

Total purchase price	$67,787

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$2,827
Other current assets	19,895
Furniture and equipment	586
Other assets	21,406

Total assets acquired	44,714

Current liabilities	14,233
Long-term debt	10,638
Other long-term liabilities	9,942

Total liabilities assumed	34,813

Net assets acquired	$9,901

Included in other assets above is a net deferred tax asset of $22,229 that was acquired in conjunction with the acquisition.

Based on an analysis completed in accordance with SFAS 141, “Business Combinations” (“SFAS 141”), $10,000 of the excess purchase price was allocated to acquired intangible assets and is included in intangible assets, net in the accompanying consolidated balance sheet. Such value is assigned to customer lists and contracts that are amortized over a weighted average useful life of 4 years. An additional $870 was assigned to the OnStaff trade name, which is also included in intangible assets, net, in the accompanying consolidated balance sheet. This asset has been determined to have an indefinite life and is not being amortized.

The $47,016 of remaining excess purchase price was assigned to goodwill. This goodwill has been allocated to the Technology and Finance and Accounting business segments. This goodwill is not deductible for tax purposes.

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

As consideration for the purchase, Kforce issued 2,348 shares of Kforce stock of which 1,233 were held in escrow under the terms of the agreement. The Kforce stock was valued at a price of $11.57 per share, the average market price of the shares from the period 5 days before and after the date the agreement was signed and announced. At September 30, 2005, 1,584 shares were issued or issuable under the terms of the agreement, with a total addition to equity of $18,324, and 450 shares remain in escrow. Kforce also incurred $596 in transaction costs, which includes $179 of transaction costs paid in 2004, and assumed net liabilities of $757. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$9,937
Other assets	75

Total assets acquired	10,012

Current liabilities	5,347
Debt	2,467
Long-term liabilities	2,955

Total liabilities assumed	10,769

Net liabilities assumed	$757

Included in current and long term liabilities above are a net deferred tax liability of $1.2 million and a federal tax liability of $2.3 million that were acquired in conjunction with the acquisition.

Based on an analysis completed in accordance with SFAS 141, $2,800 of the excess purchase price has been allocated to customer lists and contracts that are being amortized over a weighted average useful life of 4 years, and $200 of the excess purchase price has been allocated to non-compete agreements that are being amortized over a weighted average useful life of 5 years.

The $16,677 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Technology business segment. This goodwill is not deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed.

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

	Three Months Ended
	September 30, 2005	September 30, 2004
Revenues	$207,293	$202,409
Net income	$6,713	$6,673
Basic income per share	$.17	$.17
Diluted income per share	$.16	$.17
Basic shares outstanding	40,041	38,497
Diluted shares outstanding	42,027	39,898

	Nine Months Ended
	September 30, 2005	September 30, 2004
Revenues	$603,111	$569,119
Net income	$15,543	$3,489
Basic income per share	$.40	$.09
Diluted income per share	$.38	$.09
Basic shares outstanding	38,811	38,278
Diluted shares outstanding	40,786	40,114

NOTE F — SEGMENT ANALYSIS

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

Historically, and through September 30, 2005, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Tech	FA	HLS	TOTAL
Three months ended September 30:
2005
Net Service Revenue
Flex	$90,281	$54,998	$47,907	$193,186
Search	4,793	8,060	1,254	14,107

Total Revenue	$95,074	$63,058	$49,161	$207,293

Gross Profit	$29,079	$24,312	$14,998	$68,389

2004
Net Service Revenue
Flex	$86,364	$50,440	$40,595	$177,399
Search	3,307	7,056	1,100	11,463

Total Revenue	$89,671	$57,496	$41,695	$188,862

Gross Profit	$24,790	$20,947	$12,138	$57,875

Nine months ended September 30:
2005
Net Service Revenue
Flex	$263,199	$157,904	$136,073	$557,176
Search	13,691	24,112	3,684	41,487

Total Revenue	$276,890	$182,016	$139,757	$598,663

Gross Profit	$81,475	$69,093	$41,913	$192,481

2004
Net Service Revenue
Flex	$211,615	$115,073	$114,863	$441,551
Search	7,882	18,859	2,940	29,681

Total Revenue	$219,497	$133,932	$117,803	$471,232

Gross Profit	$59,498	$50,631	$33,715	$143,844

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior period SEC reports can be obtained free of charge in the “About Us” section of Kforce’s website at www.kforce.com. Other information contained on our website, whether currently posted or posted in the future, is not a part of this document or the documents incorporated by reference in this document.

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

Who We Are

We are a national provider of professional and technical specialty staffing services. As of November 3, 2005, we operated 74 field offices in 43 markets and provide services in 50 states and the District of Columbia through these offices and from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Healthcare-Non Nursing (“Health Information Management”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and Health Information Management, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 93.2% of our revenues for the quarter ended September 30, 2005. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

Search

The Search business is a smaller, yet important part of our business that involves locating employees for direct hire for our clients. Our search business has experienced increasing revenues in each of the past eight quarters and now comprises 6.8% of total revenues. We primarily perform searches on a contingency basis, with fees being earned only if personnel are hired by our clients. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. We recruit permanent employees from our Flex consultant population, from the job boards, and from candidates we identify who are currently employed and not actively seeking another position. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we also receive Search fees. There can be no assurance or expectation that Search revenues will increase if economic conditions improve, as has been the case in previous economic cycles. Clients and recruits are often targets for both Flex and Search services, and this common focus contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 6.8% of revenues for the quarter ended September 30, 2005, as compared to 6.1% for the quarter ended September 30, 2004.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 19% of revenues for the quarter ended September 30, 2005. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 26% of the applicable market and that no single firm has a larger than 7% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

We believe 2003 may have been a bottoming-out year for the economy and for the staffing industry after having declined for approximately three years, and that indicators favorable for staffing services improved through 2004. Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of $76 billion in 2002, $76 billion in 2003 and $81 billion in 2004. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or conversely, to contract with an economic slowdown; that Flex demand generally increases before demand for permanent placements increases; that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term; and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe are enhanced by the streamlining of our operations and centralizing certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success. There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will return to historical levels. However, the National Association of Temporary and Staffing Services estimated that more than 80% of all U.S. businesses now utilize temporary staffing services. There can be no assurance that Kforce will be able to assemble a sufficient candidate pool to service client needs in any of its business segments. In addition, a number of national staffing companies and users of staffing services are increasingly utilizing a lower-priced staffing preferred-vendor model. Increased usage of these preferred-vendor models by Kforce clients or potential clients could negatively affect Kforce’s margins. These factors may impact the future growth and profitability of Kforce.

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

Acquisition of VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately held company based in Herndon, Virginia, in exchange for 2.3 million shares of Kforce common stock. As of September 30, 2005, approximately 1,584,000 shares were issued or issuable under the terms of the agreement, approximately 314,000 shares had been returned to Kforce to satisfy adjustments to purchase price and 450,000 shares remained in escrow. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price. On the date of closing, Kforce placed into escrow 450,000 shares of the Common Stock for the purpose of securing Vista’s indemnification obligations under the Agreement and approximately 783,000 shares of the Common Stock into escrow to satisfy potential adjustments to the purchase price that have been determined as discussed above. Vista has produced revenue of approximately $50 million in technology staffing over the last 12 months with approximately 40% of that revenue in the Federal government sector.

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

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	Total revenue continued its growth into the third quarter of 2005, with sequential growth of 4.4% over the second quarter of 2005 and growth of 9.8% over the third quarter of 2004.

•	Kforce achieved $207.3 million in total revenue for the third quarter of 2005, the highest quarterly revenue in Kforce’s history.

•	Search revenue continued its growth into the third quarter of 2005, for the eighth straight quarter, with sequential growth of 1.5% and growth of 23.1% over the third quarter of 2004.

•	Year-to-date 2005 total revenue of $598.7 million has increased by $127.4 million or 27.0% over 2004 total revenue of $471.2 million.

•	SG&A expenses were reduced to 26.3% of revenues for the third quarter of 2005 versus 26.4% for the second quarter of 2005, and 26.5% for the third quarter of 2004.

•	Kforce has reported positive earnings for eleven straight quarters.

•	Earnings before taxes for the third quarter of 2005 were $11.1 million, an increase of 22% over the $9.1 million in the second quarter of 2005, and an increase of 95% over the $5.7 million in the third quarter of 2004.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 36.4 days and an allowance for doubtful accounts of 5.0% for the third quarter of 2005 compared to 36.9 days and an allowance for doubtful accounts of 6.7% for the third quarter of 2004.

•	Kforce completed the acquisition and successful integration of Vista during the first quarter of 2005. The integration of sales associates, the consolidation of two offices and the transition of the corporate headquarters all occurred on schedule.

•	Kforce’s stock price on the Nasdaq National Market increased 22.9% from $8.38 on September 30, 2004, and increased 21.7% from $8.46 on June 30, 2005, to $10.30 at September 30, 2005.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 5.0% as of September 30, 2005. No single client has a receivable balance greater than 4.2% of total accounts receivable, and the largest ten clients represent approximately 22.4% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

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

For the nine months ended September 30, 2005, Kforce has recorded an income tax provision of $10.3 million which includes a current income tax benefit of $18,000 and a deferred income tax provision of $10.3 million because of the availability of federal and state NOLs. At September 30, 2005, Kforce continues to carry a valuation allowance of $1.6 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

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

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (other than goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at September 30, 2005 of $9.1 million, $7.1 million, and $10.2 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. Impairment write-offs were $0.5 million in the fourth quarter of 2004 related to certain internally developed and purchased software and were included in SG&A. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

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

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the third quarter of 2005, and experienced revenue growth in all segments. This quarter makes eleven straight quarters of profitability for Kforce, and in comparison with the third quarter of 2004, Kforce experienced significant increases in revenues and gross profit; a decrease in selling, general and administrative expenses as a percentage of revenues; and a strong improvement in income before income taxes. In addition, both the Flex and Search components of our revenues have shown quarterly growth throughout 2004 and 2005; however, it remains difficult to predict whether there will be future growth in our Search business.

We believe the key components of our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe a key to our future growth is our tested acquisition integration strategy. Having completed the integration of two major acquisitions over the last sixteen months, we believe that we have built a repeatable model that can allow us to integrate future acquisitions quickly, if we have the opportunity. Lastly, we have purchased and implemented new front office and related computer software. We believe this software will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and will also improve customer service. Although we believe we will continue to experience positive results because of the progress described above, future economic uncertainty could have a detrimental impact on our revenue levels and profitability.

The acquisitions of Hall Kinion, effective on June 7, 2004, and Vista, effective February 1, 2005, continue to impact our financial results and business drivers. Revenues and costs contributed by the acquired entities are merged into the Kforce business segments, making it unfeasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on Flex revenues for the Technology and Finance and Accounting segments. Search business and the HLS segment were not materially affected by the acquisitions. Kforce believes a portion of the increase in SG&A, primarily during the second quarter of 2004 and the first quarter of 2005, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Service Revenue by Segment:
Tech	45.9%	47.5%	46.3%	46.6%
FA	30.4	30.4	30.4	28.4
HLS	23.7	22.1	23.3	25.0

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	93.2%	93.9%	93.1%	93.7%
Search	6.8	6.1	6.9	6.3

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	33.0%	30.6%	32.2%	30.5%
SG&A	26.3%	26.5%	26.6%	28.2%
Depreciation and amortization	1.1%	0.8%	1.0%	0.7%
Income before taxes	5.4%	3.0%	4.3%	1.4%
Net income	3.3%	3.2%	2.6%	1.6%

Results of Operations for each of the Three and Nine Months Ended September 30, 2005 and 2004.

Net service revenues. Net service revenues increased 9.8% and 27.0%, respectively, to $207.3 million and $598.7 million for the three and nine months ending September 30, 2005, as compared to $188.9 million and $471.2 million for the same periods in 2004. The increase was comprised of a $2.6 million and an $11.8 million increase in Search fees and a $15.8 million and $115.6 million increase in Flex revenues for the three and nine months ended September 30, 2005, respectively, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2005 Revenue	$90,281	$4,793
2004 Revenue	86,364	3,307
Percent Increase	4.5%	44.9%
FA
2005 Revenue	$54,998	$8,060
2004 Revenue	50,440	7,056
Percent Increase	9.0%	14.2%
HLS
2005 Revenue	$47,907	$1,254
2004 Revenue	40,595	1,100
Percent Increase	18.0%	14.1%

Nine months ended (in 000’s)
Tech
2005 Revenue	$263,199	$13,691
2004 Revenue	211,615	7,882
Percent Increase	24.4%	73.7%
FA
2005 Revenue	$157,904	$24,112
2004 Revenue	115,073	18,859
Percent Increase	37.2%	27.9%
HLS
2005 Revenue	$136,073	$3,684
2004 Revenue	114,863	2,940
Percent Increase	18.5%	25.3%

All three of Kforce’s business segments showed revenue growth for the three and nine months ended September 30, 2005 as compared to the same period in 2004.

Flexible Billings. Flex revenues in the Tech and FA segments increased 4.5% and 9.0%, respectively, compared to the quarter ended September 30, 2004. HLS revenues, which were unaffected by the acquisitions, grew 18.0% compared to the quarter ended September 30, 2004. The primary drivers of Flex billings are the number of hours billed and bill rate per hour. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel.

Total hours billed decreased 1.4% and increased 20.5% to 4.2 million and 12.6 million hours for the three and nine months ended September 30, 2005 from 4.3 million and 10.5 million hours for the same periods in 2004, respectively. Flex hours billed for the three and nine months ended September 30, by segment, were as follows:

	2005	2004	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,473	1,484	(0.8)%
FA	1,767	1,900	(7.0)%
HLS	985	900	9.4%

Total Hours Billed	4,225	4,284	(1.4)%

	2005	2004	Increase (Decrease)
Nine Months Ended (in 000’s)
Tech	4,386	3,748	17.0%
FA	5,451	4,208	29.5%
HLS	2,802	2,536	10.5%

Total Hours Billed	12,639	10,492	20.5%

Billable expenses for the FA segment decreased for the three and nine months ended September 30, 2005. Billable expenses for the Tech segment decreased for the three months ended, and increased for the nine months ended, September 30, 2005. Billable expenses for the HLS segment increased for both the three and nine months ended September 30, 2005. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. The changes in Tech and FA are attributable to increases or decreases in project work. Flex billable expenses included in revenue, by segment, for the three and nine months ended September 30 were:

	2005	2004	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$793	$820	(3.3)%
FA	99	236	(58.3)%
HLS	3,173	2,297	38.2%

Total Billable Expenses	$4,065	$3,353	21.2%

	2005	2004	Increase (Decrease)
Nine Months Ended (in 000’s)
Tech	$2,253	$2,065	9.1%
FA	507	760	(33.2)%
HLS	8,590	6,191	38.7%

Total Billable Expenses	$11,350	$9,016	25.9%

Search Fees. The increase in Search fees is primarily attributable to an increase in the total number of placements. Total placements increased 13.0% to 1,130 and increased 38.1% to 3,508 for the three and nine months ended September 30, 2005, from 1,000 and 2,541 for the same periods in 2004, respectively. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the Hall Kinion and Vista acquisitions had only a minimal impact on Search revenue in the three and nine months ended September 30, 2005.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 18.2% to $68.4 million and 33.8% to $192.5 million for the three and nine months ended September 30, 2005, respectively, from $57.9 million and $143.8 million for the same periods in 2004. Gross profit as a percentage of net service revenues increased to 33.0% and 32.2% for the three and nine months ended September 30, 2005, respectively, as compared to 30.6% and 30.5% for the same periods in 2004.

The increase in gross profit is attributable to an increase in volume for Search and an overall increase in the spread between bill rate and pay rate (“Flex Rate”) for the three months ended September 30, 2005 as compared to the same period in 2004. The increase in gross profit is attributable to increases in volume for Search and Flex in addition to an overall increase in the Flex Rate for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in Flex gross profit for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, was $7.9 million, resulting from a $0.8 million decrease in volume and an $8.7 million increase in Flex Rate. The increase in Flex gross profit for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, was $37.0 million, resulting from a $25.6 million increase in volume and an $11.4 million increase in Flex Rate. The increase in Search gross profit of $2.6 million for the three months ended September 30, 2005, compared to the same period in 2004, was comprised of a $1.7 million increase in volume and a $0.9 million increase in rate for the three months. The increase in Search gross profit of $11.6 million for the nine months ended September 30, 2005, compared to the same period in 2004, was comprised of an $11.3 million increase in volume and a $0.3 million increase in rate. Search revenue has now increased for eight straight quarters.

Changes in total gross profit percentage by segment for the three and nine months ended September 30, 2005 were as follows:

	2005	2004	Increase (Decrease)
Three Months Ended
Tech	30.6%	27.6%	10.6%
FA	38.6%	36.4%	5.8%
HLS	30.5%	29.1%	4.8%

Total	33.0%	30.6%	7.7%

	2005	2004	Increase (Decrease)
Nine Months Ended
Tech	29.4%	27.1%	8.6%
FA	38.0%	37.8%	0.4%
HLS	30.0%	28.6%	4.8%

Total	32.2%	30.5%	5.3%

The increase in total gross profit percentage for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was the result of increases in both Flex gross profit percentage and an increase in Search revenues as a percent of total revenues.

Flex gross profit, year over year, has seen an overall improvement due to business mix and an improving Flex Rate. The Flex Rate appears to have stabilized in the second and third quarters of 2004 for the Tech, FA and HLS segments and has continued to improve through the first three quarters of 2005. Below is a table detailing Flex gross profit percentages for the three and nine months ended September 30, by segment:

	2005	2004	Increase (Decrease)
Three Months Ended
Tech	26.9%	24.9%	8.1%
FA	29.5%	27.5%	7.3%
HLS	28.7%	27.2%	5.5%

Total	28.1%	26.2%	7.4%

	2005	2004	Increase (Decrease)
Nine Months Ended
Tech	25.8%	24.4%	5.6%
FA	28.5%	27.6%	3.2%
HLS	28.1%	26.8%	4.9%

Total	27.1%	25.9%	4.8%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $54.6 million and to $159.3 million for the three and nine months ended September 30, 2005, respectively, as compared to $50.1 million and $132.8 million for the same periods in 2004. The increase in SG&A expense for the three and nine months ended September 30, 2005, as compared to the same periods in the prior year, is primarily attributable to increased costs to support a higher revenue base, including compensation costs, as well as compensation costs relating to the continuing operations of the acquired Hall Kinion and Vista operations. Professional fees increased $0.7 million for the quarter ended September 30, 2005 compared to the same period in 2004 due mainly to increases in consulting, legal and accounting fees. Professional fees increased $2.2 million for the nine months ended September 30, 2005 as compared to the same period in 2004 primarily due to the previously stated increases during the quarter ended September 30, 2005, and first time efforts to assess internal controls as required by the Sarbanes-Oxley Act of 2002. Even with such increased costs, SG&A expenses as a percentage of net service revenues decreased to 26.3% and 26.6% in the three and nine months ended September 30, 2005, respectively, compared to 26.5% and 28.2% for the same periods in 2004, which we believe reflects the leverage and scalability of the business.

Total commissions, compensation, payroll taxes, and benefit costs were $42.2 million and $123.6 million which represented 77.4% and 77.6% of total SG&A for the three and nine months ended September 30, 2005, respectively, and $37.3 million and $99.1 million or 74.4% and 74.6% of total SG&A for the same periods in 2004. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the larger business and the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years. The guiding principles related to employee compensation include competitive, simplified compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

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

Kforce recorded $104,000 of compensation expense in October 2004 related to the option acceleration due to the departure of the former Chief Financial Officer. Kforce expects the remaining affected employees to continue to provide services through their applicable original vesting dates; therefore, there is no additional current expense as a result of the acceleration. If all affected employees were to terminate their employment prior to the applicable original vesting dates, as of September 30, 2005 the maximum future expense would be approximately $880,000 and would reduce to approximately $59,000 after scheduled vesting dates in January 2006 have passed.

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

In addition to those activities undertaken to improve efficiencies, Kforce has attempted to manage its accounts receivable to minimize write-offs. Kforce’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SG&A as a percentage of revenue. Bad debt expense was $274,000 and $569,000 or 0.1% of revenue for the three and nine months ended September 30, 2005 as compared to $1,035,000 and $1,028,000 for the same periods in 2004, while an appropriate allowance for doubtful accounts has been maintained.

Depreciation and amortization. Depreciation and amortization increased 40.1% and 73.3% to $2.2 million and $6.0 million for the three and nine months ended September 30, 2005, compared to $1.6 million and $3.4 million for the same periods in 2004. The increase in expense for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, was primarily due to amortization of intangible assets related to the Hall Kinion and Vista acquisitions.

Kforce has implemented new front office and related computer software beginning in April 2005, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and also improve customer service. Subsequent to that implementation, Kforce has continued to develop related back office software. Kforce has incurred development and implementation costs of $596,000 and $2,377,000 during the three and nine months ended September 30, 2005, which were capitalized, and will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net decreased 0.5% and increased 27.1% to $477,000 and $1.5 million for the three and nine months ended September 30, 2005, from $480,000 and $1.2 million for the same periods in 2004. The increase for the nine months ended September 30, 2005 was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisitions, and a reduction in interest income due to the reduction of cash and cash equivalents from growth in the Kforce business prior to the acquisitions.

Income before taxes. Income before taxes for the three and nine months ended September 30, 2005 increased to $11.1 million and $25.8 million as compared to income before taxes of $5.7 million and $6.5 million for the same periods in 2004, respectively, as a result of the factors discussed above.

Income tax provision (benefit). For the three and nine months ended September 30, 2005, Kforce has recorded an income tax provision of $4.4 million and $10.3 million, compared to a benefit of $0.3 million and a benefit of $0.9 million for the same periods in 2004, respectively. For the nine months ended September 30, 2005 this provision includes a current income tax benefit of $18,000 and a deferred income tax provision of $10.3 million because of the availability of federal and state NOLs. At September 30, 2005, Kforce continues to carry a valuation allowance of $1.6 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Kforce has also recorded a $2.3 million federal tax liability as a result of the acquisition of Vista. This liability is a result of the required change in accounting for Vista operations from the cash method to the accrual method of accounting and will be paid over the next four years as prescribed by Internal Revenue Code statute and regulations.

Net income. Net income increased to $6.7 million and $15.5 million for the three and nine months ended September 30, 2005, as compared to $6.0 million and $7.4 million for the same periods in 2004, respectively, primarily as a result of the factors discussed above.

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

Cash and Cash Equivalents

Cash and cash equivalents totaled $2.1 million on September 30, 2005, an increase of $1.7 million from the $0.4 million at year-end 2004. As further described below, Kforce generated $26.6 million of cash from operating activities, used $6.8 million of cash in investing activities and used $18.0 million in financing activities, during the nine months ended September 30, 2005.

Operating Activities

During the nine months ended September 30, 2005, cash flow generated by operations was approximately $26.6 million, resulting primarily from net income plus certain non-cash operating expenses and increases in accrued payroll costs, offset by an increase in trade receivables and a decrease in accounts payable and other accrued liabilities.

Kforce’s gross accounts receivable were $115.9 million at September 30, 2005, which was an $18.9 million increase from $97.0 million at the end of 2004. The majority of this increase is due to increased revenues, and a portion of the increase is due to the acquisition of Vista. As Kforce experiences growth in revenue, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Seventh Amendment to the Credit Facility as described below.

At September 30, 2005, Kforce had $64.8 million in positive working capital in addition to its $2.1 million of cash and cash equivalents. Its current ratio (current assets divided by current liabilities) was 2.02 at September 30, 2005.

Investing Activities

During the nine months ended September 30, 2005, cash flow used in investing activities was approximately $6.8 million. The primary drivers for the use of cash in investing activities were capital expenditures and acquisition, net of cash received. In order to improve the productivity and functionality of our sales force and our support operations, Kforce has used cash for capital expenditures of $4.1 million primarily for a new front office and related software. Kforce anticipates total capital expenditures, including amounts financed, will be approximately $8 - $10 million for 2005. These amounts have been or will be expended primarily to acquire additional fixed assets and develop new back office software. Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Additionally, Kforce acquired Vista during the first quarter of 2005. Cash uses related to the acquisition totaled $3.1 million. Included in the acquisition costs are $0.4 million in transaction costs.

Financing Activities

For the nine months ended September 30, 2005, cash flow used by financing activities was approximately $18.0 million resulting primarily from $12.1 million in repayments to our Credit Facility and $5.9 million in repurchases of common stock. In addition, Kforce received proceeds from the exercise of stock options and repaid certain capital expenditure financing.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of three banks led by Bank of America (“the Credit Facility”) was $22.0 million at September 30, 2005 and $34.1 million at December 31, 2004.

The Credit Facility, which was originally amended on December 6, 2002, provides for maximum revolving credit of $100 million (not to exceed 85% of our “Eligible Receivables” as such term is defined in the Credit Facility). Borrowings under the Credit Facility are secured by all of the assets of Kforce and its subsidiaries. Kforce entered into a Sixth Amendment to the Credit Facility dated as of August 26, 2004 (the “Amendment”) primarily to lower the applicable interest rates, effective August 1, 2004, by approximately 0.50%, to rates ranging from Prime minus 0.25% to Prime plus 0.25% or LIBOR plus 1.50% to LIBOR plus 2.50%, pursuant to financial performance criteria for the previous four quarters as set forth in the Credit Facility. Kforce entered into a Seventh Amendment to the Credit Facility on October 28, 2005 as discussed below. Under that amendment, the expiration date of the Credit Facility was extended from November 3, 2005 to November 3, 2010. The interest rate as of September 30, 2005 remains at LIBOR plus 1.50%. Prior to the Amendment amounts borrowed under the Credit Facility bore interest at rates ranging from Prime to Prime plus 0.75% or LIBOR plus 1.75% to LIBOR plus 3.25%, pursuant to certain financial performance targets as set forth in the original amended Credit Facility. The terms of the Credit Facility also include certain financial covenants to which Kforce is subject, including a requirement to maintain at least $10 million of borrowing availability. In addition, should the amount available to be borrowed be less than $15 million but greater than $10 million, Kforce must attain certain EBITDA targets as follows:

Period Ending	EBITDA
The four (4) fiscal quarters ending September 30, 2005	$18.0 million

Our borrowings as of November 4, 2005 and September 30, 2005 do not exceed the specified amounts at which these financial covenants apply and at no time during the history of the Credit Facility have we triggered such covenants. In addition to the $17.0 million and $22.0 million outstanding, the amounts available under the Credit Facility as of November 4, 2005, and September 30, 2005 were $68.2 million and $54.2 million, respectively. The amounts available without triggering the debt covenants as of November 4, 2005 and September 30, 2005 were approximately $60.7 million and $49.2 million, respectively.

On October 28, 2005, Kforce entered into a Seventh Amendment to the Credit Facility (the “Extended Credit Facility”) with a syndicate led by Bank of America. Under the Extended Credit Facility, Kforce’s maximum borrowings are limited to $100 million. In addition, Kforce has the right under the Extended Credit Facility to increase the maximum borrowings available to $140 million under an accordion feature. Borrowings under the Extended Credit Facility are limited to 85% of eligible accounts receivable. Under the Extended Credit Facility, Kforce may have loans outstanding with a rate of LIBOR plus 1.25% or Prime minus 0.25%. To the extent that Kforce has unused availability under the Extended Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $250,000 upon entering into the Extended Credit Facility, and is also required to pay an annual administrative fee of $50,000. Borrowings under the Extended Credit Facility are secured by all of the assets of Kforce. Under the Extended Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements, and is permitted to make dividend distributions if borrowing availability under the Extended Credit Facility is not less than $15,000,000 after giving effect to the distributions. The Extended Credit Facility expires on November 3, 2010.

On June 23, 2005, our board of directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. The Credit Facility contains a provision that allows Kforce to repurchase $25 million of common stock per year. As of September 30, 2005, we had repurchased approximately 20.4 million shares for $114.9 million under this plan. Approximately 0.8 million shares have been repurchased during the first three quarters of 2005. Therefore, approximately $20.1 million was available under the current board authorization and $19.1 million was available under the current Credit Facility limitations, as of September 30, 2005 and November 4, 2005, respectively. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under bank plan	Amount available under board plan
January 2005	—	—	—	$25,000,000	$6,055,253
February 2005	—	—	—	25,000,000	6,055,253
March 2005	—	—	—	25,000,000	6,055,253
April 2005	—	—	—	25,000,000	6,055,253
May 2005	111,480	$7.70	—	24,141,448	5,196,701
June 2005	639,800	$7.90	—	19,087,511	20,142,765	(a)
July 2005	—	—	—	19,087,511	20,142,765
August 2005	—	—	—	19,087,511	20,142,765
September 2005	—	—	—	19,087,511	20,142,765

Total	751,280	$7.87	—	$19,087,511	$20,142,765

January 2004	34,510	$10.40	—	$24,640,944	$10,006,478
February 2004	—	—	—	24,640,944	10,006,478
March 2004	—	—	—	24,640,944	10,006,478
April 2004	—	—	—	24,640,944	10,006,478
May 2004	—	—	—	24,640,944	10,006,478
June 2004	—	—	—	24,640,944	10,006,478
July 2004	—	—	—	24,640,944	10,006,478
August 2004	—	—	—	24,640,944	10,006,478
September 2004	—	—	—	24,640,944	10,006,478

Total	34,510	$10.40	—	$24,640,944	$10,006,478

(a)	Included in the calculation of amount available under board plan is an addition of $20 million which was authorized in June 2005 by the board of directors.

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

The Extended Credit Facility currently bears interest at a rate of approximately 5.50%. At the current level of $22.0 million of debt interest expense would be approximately $1.2 million for one year.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of September 30, 2005:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$43,618	$10,007	$12,249	$4,978	$16,384
Capital leases	5,142	2,069	3,065	8	—
Credit facility	22,000	—	—	22,000	—
Deferred compensation plan liability	4,190	1,348	845	488	1,509
Other debt	3,544	980	2,564	—	—

Total	$78,494	$14,404	$18,723	$27,474	$17,893

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

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $5.7 million outstanding for facility lease deposits, workers compensation and property insurance obligations.

During the quarter ended March 31, 2004, Kforce financed the purchase of $648,000 of software and three years of related maintenance agreements. The Installment Payment Agreement is payable in twelve consecutive quarterly payments. During the quarter ended June 30, 2005, Kforce financed the purchase of $1,800,000 of software and three years of related maintenance agreements. The first payment of $440,000 under this agreement was due on May 31, 2005. Remaining annual payments of $680,000 under the agreement are due on May 31, 2006 and May 31, 2007.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Extended Credit Facility will be adequate to meet the capital expenditure and working capital requirements of current operations for at least the next twelve months. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, (i) if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive, or (ii) we will be able to meet the financial covenants contained in the Extended Credit Facility. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. In May 2005, Kforce’s outstanding interest rate swap agreements, which effectively converted $12 million of our outstanding debt under the credit agreement to a fixed rate basis of approximately 4%, expired. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $220,000 on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

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

None.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.2	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.3	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended and Restated Bylaws. (1)

3.2a	Amendment to the Amended & Restated Bylaws. (5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.9	Form of Stock Certificate. (1)

10.3	Amended and Restated Credit Agreement dated as of November 3, 2000. (7)

10.3a	First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 2000. (8)

10.3b	Second Amendment to the Amended and Restated Credit Agreement dated as of February 12, 2001. (7)

10.3c	Third Amendment to the Amended and Restated Credit Agreement dated as of January 1, 2002. (8)

10.3d	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002. (9)

10.3e	Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 5, 2002. (10)

10.3f	Sixth Amendment to the Amended and Restated Credit Agreement dated as of August 26, 2004. (11)

10.3g	Waiver related to the Amended and Restated Credit Agreement dated as of April 21, 2005. (13)

10.3h	Waiver related to the Amended and Restated Credit Agreement dated as of August 3, 2005. (14)

10.3i	Seventh Amendment to the Amended and Restated Credit Agreement dated as of October 28, 2005. (15)

10.3j	Corrective Modification to the Seventh Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2005. (16)

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.

(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.

(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.

(7)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2001.

(8)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2002.

(9)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed November 14, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed December 6, 2002.

(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed August 31, 2004.

(12)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.

(13)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed May 6, 2005.

(14)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed August 8, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 3, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 7, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By:	/s/ Joseph J. Liberatore
Joseph J. Liberatore Senior Vice President Chief Financial Officer

By:	/s/ Anthony B. Petitt
Anthony B. Petitt Vice President Chief Accounting Officer

Date: November 7, 2005

Exhibit Index

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.