Form 10-K
period 2005-12-31
KFORCE  INC
filed 2006-03-03
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of Registrant’s voting and non-voting stock held by nonaffiliates of Registrant, as of June 30, 2005 was $323,799,783.

The number of shares outstanding of Registrant’s Common Stock as of March 2, 2006, was 39,246,775.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the Registrant’s definitive proxy statement for the Annual Meeting of the Registrant’s Shareholders to be held on June 21, 2006, are incorporated by reference into Part III of this Form.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This document contains forward-looking statements, particularly with respect to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”). Additional written or oral forward-looking statements may be made by Kforce from time to time, in filings with the Securities and Exchange Commission (“SEC”) or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, integration of acquisitions, plans for future operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the terms “anticipates”, “estimates”, “expects”, “intends”, “plans”, “believes” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Who We Are

We are a national provider of professional and technical specialty staffing services. Kforce was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in August 1995, Kforce grew to 31 offices in 18 major markets. On April 20, 1998, Kforce consummated a merger whereby Source Services Corporation (“Source”), was merged into Kforce. On June 7, 2004, we completed a transaction whereby Hall, Kinion and Associates, Inc. was merged into Kforce. On February 1, 2005, we completed a transaction whereby VistaRMS, Inc. was merged into Kforce. On January 31, 2006 we completed the acquisition of PCCI Holdings, Inc. These transactions are discussed in further detail later in Item 1. At December 31, 2005, we operated 71 field offices in 43 markets and we currently provide services in all 50 states and the District of Columbia through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services such as payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

Flex

Through Flex, we provide clients with qualified individuals (“consultants”) on a temporary basis. To be successful, our employees (“associates”) endeavor to (1) understand the clients’ needs, (2) determine and understand the capabilities of the consultants being recruited, and (3) deliver and manage the client-consultant relationship to the satisfaction of both the clients and the consultants. Typically, the better job Kforce and our consultants do, the longer the assignments last and the more often those clients turn to Kforce for additional needs.

The Flex business comprised 93.2% of our revenues for the year ended December 31, 2005. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate employee compensation. The Flex business model involves attempting to maximize consultant hours and billing rates while optimizing consultant pay and benefit costs, associate compensation and benefits, and the operating costs necessary to effectively support such activities.

Search

The Search business is a smaller, yet important part of our business that involves locating “permanent” or “direct hire” employees for our clients. We primarily perform such searches on a contingency basis, with fees being earned only if personnel are hired by our clients. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. We recruit Search employment candidates from our Flex consultant population, from internet job boards, and from candidates we identify who are currently employed and not actively seeking another position. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we may also receive Search fees. There can be no assurance or expectation that Search revenues will increase if economic conditions improve, as has been the case in previous economic cycles. Typically, Search revenues decrease as economic conditions deteriorate. Clients and recruits are often targets for both Flex and Search services, and this common focus contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all Search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 6.8% of revenue in 2005.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 22% of revenues for the year ended December 31, 2005. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 21% of the applicable market and that no single firm has larger than an approximate 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

The staffing industry experienced declining revenues for the three years ending in 2003. Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of approximately $76 billion in 2003, $81 billion in 2004 and $107 billion in 2005. While no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular, we believe that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or, conversely, an economic slowdown will cause demand for additional U.S. workers to contract and that Flex demand generally increases before demand for permanent placements increases. We also believe that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing may become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe have been enhanced by the streamlining of our operations and centralizing of certain support functions, have positioned Kforce well for the future. In addition, according to a recent survey of board members of mostly global companies by the American Staffing Association, 90% now utilize temporary staffing services.

There can be no assurance that customer demand or pricing in Kforce’s specialty staffing sectors will return to previous historic levels. In addition, Kforce has a number of competitors that are increasingly utilizing a lower-priced staffing preferred-vendor model (VOP/VMS). Also, competition for skilled candidates, such as finance and accounting candidates, has increased. Each of these factors, among others, may impact the future growth and profitability of Kforce.

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

As a result of this acquisition, Kforce expanded its market presence by adding 18 offices, not including 25 offices that have been consolidated with existing Kforce offices. The acquisition also expanded Kforce’s service offerings in technology and finance and accounting in certain market segments. We believe the integration of the operations of Hall Kinion into Kforce has had a positive effect on revenues, net income and earnings per share beginning in the third quarter of 2004. We have not compiled separate results for the former Hall Kinion operations because these operations have been fully integrated into Kforce and it is not feasible to track their results.

Details of the terms of the acquisition are included in a Registration Statement on Form S-4 that we filed on December 24, 2003, and amended on February 9, 2004, April 13, 2004, May 3, 2004 and May 5, 2004.

Acquisition of VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately held company based in Herndon, Virginia, in exchange for 2.3 million shares of Kforce common stock. This transaction was accounted for using the purchase method. The results of Vista’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Vista had produced revenue of approximately $50 million in technology staffing over the 12 months prior to the acquisition with approximately 40% of that revenue in the Federal government sector.

The acquisition expanded Kforce’s service offerings in technology in the Federal government sector. We believe the integration of the operations of Vista into Kforce has had a positive effect on revenues, net income and earnings per share beginning in the first quarter of 2005. We have not compiled separate results for the former Vista operations because these operations have been fully integrated into Kforce and it is not feasible to track their results.

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation (“PCCI”), H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000,000 (the “Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), has produced revenue of approximately $95 million in technology staffing and the Federal government IT services sector over the last 12 months. Approximately 35% of that revenue was generated in the government sector. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the Federal government and commercial sectors. Because the closing occurred in 2006, none of PCCI’s results of operations have been included in Kforce’s consolidated financial statements as of December 31, 2005.

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

Business Segments/Reporting Units

Kforce provides staffing services in three business segments:

Technology. The Bureau of Labor Statistics’ lists computer and data processing services among the fastest growing industries over the last decade. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Technology services focus primarily on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, and e-business and networking technicians). The economic slowdown of 2000-2003 significantly affected the willingness and ability of companies to commit capital resources to their technology systems/infrastructure. While our Technology staffing revenue increased substantially throughout 2004 and 2005, and we believe that the long-term business catalysts of technology remain in place, there can be no assurance that spending in the sector will return to the historic levels seen over the last decade.

Finance and Accounting. Our Finance and Accounting personnel provide both temporary staffing and search placement services to our clients in areas such as taxation, budget preparation and analysis, financial reporting, cost analysis, accounts payable, accounts receivable, professional administrative, credit and collections, general accounting, audit services and systems and controls analysis and documentation to support compliance work under Section 404 of the Sarbanes-Oxley Act of 2002. We believe we have built a reputation for providing qualified finance and accounting professionals to businesses. Historically, this business segment typically experiences its strongest demand in the months preceding and subsequent to the end of the calendar year as the result of increased demand for finance professionals to work on year-end closing and tax related assignments. During the 2000-2003 economic slowdown, Finance and Accounting revenues decreased significantly. While these areas improved substantially in 2004 and 2005, there can be no assurance that revenue in the Finance and Accounting sector will return to prior peak levels.

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

Staffing Services

Staffing services are provided to our clients based on an analysis of each client’s individual functional needs, including a determination of time duration of services required. Kforce offers staffing services in two categories: Flexible Staffing Services and Search Services. In 2005, Flexible Staffing and Search Services accounted for 93.2% and 6.8% of revenue, respectively.

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

Kforce primarily performs contingency searches. A contingency search results in revenue to Kforce only when personnel are hired by a client. Our strategy is to perform contingency searches primarily in our core businesses. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we may also receive Search fees.

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

The clients targeted for Search Services are typically the same as those targeted for Flexible Staffing Services. This common focus is intended to contribute to Kforce’s objective of providing an integrated solution for our clients’ personnel needs. Search Services were severely impacted by the economic downturn during 2000-2003. Although we have seen recovery in 2004 and 2005, there can be no assurance or expectation that Search Services revenues will return to prior levels.

Technology

Our focus for Kforce’s technology activities is to improve efficiency and maintain a leveragable platform. During 2005 we completed a data center refresh whereby virtually all of the hardware in our data center was replaced or upgraded with new hardware, which management believes will provide improved service to our corporate and field operations. In 2004, we continued to consolidate key technology activities to improve access to data and improve operating leverage. We completed a field server consolidation project which consolidated over 50 Microsoft Exchange (E-mail & Calendaring) servers in the field into one centralized Exchange system in our data center located in Tampa. We also completed the acquisitions of Hall Kinion in June 2004, Vista in February 2005, and PCCI in January 2006. We believe that we have successfully integrated Hall Kinion’s and Vista’s technical processes into Kforce processes and established a methodology for technical integration of future acquisitions. Kforce anticipates that the integration of PCCI’s technical processes into Kforce processes will be substantially complete by March 31, 2006.

Kforce’s nationwide computer, telephone and data communications infrastructure was upgraded in 2003 to take advantage of faster and lower cost devices and services. We believe that these projects improved internal communications and have reduced associated costs.

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

Trade names

The Kforce and OnStaff trade names, which are registered with the United States Patent and Trademark Office, are important to our business.

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

In addition, many companies utilize Vendor Management Systems (“VMS”) for the purchase of staffing services. Generally, VMS are software systems that allow companies to manage service providers. According to a recent survey conducted by Staffing Industry Analysts, 24% of the Fortune 1000 have VMS installed, up from 20% a year ago, with another 17% planning to do so within the next two years. Data shows that larger, more sophisticated companies are more likely to add VMS. Approximately 35% of companies with at least 10,000 employees currently use VMS. Typically, VMS providers charge staffing firms 1% to 3% of total service revenues, which are usually recorded by staffing firms as a cost of services, thereby compressing margins. Kforce’s strategy has been to work with all VMS providers to enable us to provide Flexible Staffing Services to the broadest customer base possible in the sectors we serve.

In the United States, approximately 100 national competitors operate; and more than 20,000 smaller organizations compete in varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. In 2005, Kforce’s largest competitors included Adecco, S.A., Manpower, Inc., MPS Group, Inc., Robert Half International Inc., Spherion Corporation, Ciber Resources Connection, Jefferson Wells and CDI Corporation.

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

Financial Information About Foreign and Domestic Operations

Materially all of Kforce’s revenues are derived from domestic operations with customers located in the United States, for the years ended December 31, 2005, 2004 and 2003.

Operating Employees and Personnel

As of December 31, 2005, Kforce employed 1,693 operating employees and had approximately 9,500 consultants on assignment (“Flexible Consultants”) providing flexible staffing services to our clients. Flexible Consultants are primarily individuals who are employed directly by Kforce (“Flexible Employees”) representing approximately 80% of Flexible Consultants; the balance are individuals who are employed by other entities (“Independent Contractors”) that provide their employees to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (FICA), federal and state unemployment taxes, workers compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

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

ITEM 1A. RISK FACTORS

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

Our “offshore” outsourcing solutions are limited.

Many staffing customers are now seeking an “offshore” solution to support their technology and business process function and, as a result, a significant amount of technology and financial staffing may be replaced by “offshore” resources. Prior to January 31, 2006, we did not provide an “offshore” program. Subsequent to the acquisition of PCCI on January 31, 2006, we do provide a limited technology staffing solution through a location in the Philippines to certain clients of PCCI whose contracts were acquired in conjunction with the acquisition. There can be no assurance that we will be able to compete successfully against other “offshore” solution providers or that we will not lose significant market share and revenue. While our Technology staffing revenue increased throughout 2004 and 2005, and we believe that the long-term business catalyst of technology remain in place, there can be no assurance that spending in the sector will return to the levels seen over the last decade.

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

Demand for temporary healthcare staffing services is significantly affected by the general level of patient occupancy at healthcare clients’ facilities. When a hospital’s occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. Kforce may also experience more competitive pricing pressure during periods of occupancy downturn. This reduction in occupancy could adversely affect the demand for services and Kforce’s profitability. There has been a significantly lessened demand for our healthcare staffing services in recent years. Although demand has improved for our healthcare staffing services during 2004 and 2005 there can be no assurance that such demand will remain at current levels.

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

The addition of new offices and entry into new vertical or geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. In 2003, 2004 and 2005, we closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

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

There are proposed changes in government visa rules that may materially impact our ability to bring foreign-born nurses to the United States. Our ability to bring nurses into the United States in the future may be severely impacted, which would affect our nurse staffing revenue. Kforce relies partially on foreign-born nurses in order to provide nurse staffing services to our healthcare customers.

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

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Kforce’s information systems are protected through physical and software safeguards including the use of a third party data processing center. However, Kforce and its systems are still vulnerable to natural disasters (we are headquartered in a hurricane prone area), fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, and to bill for services efficiently. In addition, we depend on third-party vendors for certain functions whose future performance and reliability we can not warranty.

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

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. On October 28, 2005, Kforce entered into a Seventh Amendment to the Credit Facility (the “Extended Credit Facility”) with a syndicate led by Bank of America. Under the Extended Credit Facility, Kforce’s maximum borrowings are limited to $100 million. In addition, Kforce has the right under the Extended Credit Facility to increase the maximum borrowings available to $140 million under an accordion feature. Borrowings under the Extended Credit Facility are limited to 85% of eligible accounts receivable. Under the Extended Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements. The Extended Credit Facility expires on November 3, 2010.

At no time during the existence of the Extended Credit Facility have we ever failed to meet the minimum availability and fixed charge coverage ratio requirements. If we did not comply with these financial covenants, such a breach of the Extended Credit Facility could materially adversely affect our liquidity and financial condition. Such lack of compliance could result, among other things, in the acceleration of all amounts borrowed under the Extended Credit Facility. See the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 2. PROPERTIES

We lease our corporate headquarters in Tampa, Florida, as well as space for our other locations. The aggregate area of office space under leases for locations is approximately 549,000 square feet. Field office leases generally run from month-to-month to five years. In September 2001, we relocated our corporate offices and local branches into a new headquarters in Tampa, Florida, which we have leased for 15 years. The aggregate annual rent expense in 2005 on all properties was approximately $8.0 million. We believe that our facilities will be adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in various lawsuits and administrative proceedings, including workers compensation claims, discrimination claims, restrictive covenant disputes, service related disputes and other claims. We maintain liability insurance in such amounts and with such coverages and deductibles as management believes are reasonable. The principal risks that we insure against are workers compensation, personal injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses. We are not aware of any pending legal proceedings that are likely to have a material adverse impact on Kforce.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR KFORCE COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market(SM), under the symbol “KFRC”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for our common stock, as reported on the NASDAQ National Market. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

	HIGH	LOW
Calendar Year 2004:
First Quarter	$11.00	$8.61
Second Quarter	$11.35	$8.19
Third Quarter	$9.55	$6.35
Fourth Quarter	$12.31	$8.15

Calendar Year 2005:
First Quarter	$11.71	$10.06
Second Quarter	$11.03	$6.98
Third Quarter	$11.36	$8.09
Fourth Quarter	$12.71	$9.76

On February 28, 2006 there were approximately 270 holders of record of our common stock. On March 2, 2006, the last reported sale price of our common stock on the NASDAQ Exchange was $12.03 per share.

Dividends

Since our initial public offering, we have not paid any cash dividends on our common stock. Under the terms of our Seventh Amendment to the Credit Facility, we are now allowed to make dividend distributions. Management has no plans on making any dividend distributions in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all of our existing equity compensation plans as of December 31, 2005, including the Kforce Inc. Non-Employee Director Stock Option Plan, the Kforce Inc. Stock Incentive Plan, the Kforce Inc. Executive Investment Plan and the Kforce Inc. 1999 Employee Stock Purchase Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Awards	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Stock Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Shareholders	6,493,455	$8.849	—

Issuer Purchases of Equity Securities

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. Prior to the execution of the Extended Credit Facility on October 28, 2005, the Credit Facility contained a provision that allowed Kforce to repurchase $25 million of common stock per year. This limitation on the repurchase of common stock was removed under the Extended Credit Facility. Since inception to December 31, 2005, we have repurchased approximately 20.4 million shares for $114.9 million under this plan. Approximately $20.1 million is available under the current board authorization. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under bank plan		Amount available under board plan
January 2005	—	—	—	$25,000,000		$6,055,253
February 2005	—	—	—	25,000,000		6,055,253
March 2005	—	—	—	25,000,000		6,055,253
April 2005	—	—	—	25,000,000		6,055,253
May 2005	111,480	7.70	—	24,141,448		5,196,701
June 2005	639,800	7.90	—	19,087,511		20,142,765	(a)
July 2005	—	—	—	19,087,511		20,142,765
August 2005	—	—	—	19,087,511		20,142,765
September 2005	—	—	—	19,087,511		20,142,765
October 2005	—	—	—	—	(b)	20,142,765
November 2005	—	—	—	—	(b)	20,142,765
December 2005	—	—	—	—	(b)	20,142,765

Total	751,280	7.87	—	$—	(b)	$20,142,765

January 2004	34,510	$10.40	—	$24,640,944		$10,006,478
February 2004	—	—	—	24,640,944		10,006,478
March 2004	—	—	—	24,640,944		10,006,478
April 2004	—	—	—	24,640,944		10,006,478
May 2004	—	—	—	24,640,944		10,006,478
June 2004	—	—	—	24,640,944		10,006,478
July 2004	—	—	—	24,640,944		10,006,478
August 2004	—	—	—	24,640,944		10,006,478
September 2004	—	—	—	24,640,944		10,006,478
October 2004	—	—	—	24,640,944		10,006,478
November 2004	—	—	—	24,640,944		10,006,478
December 2004	351,011	11.26	—	24,689,719		6,055,253

Total	385,521	$11.18	—	$24,689,719		$6,055,253

(a)	Included in the calculation of amount available under board plan is an addition of $20 million which was authorized in June 2005 by the Board of Directors.
(b)	Bank limitation on repurchases of common stock ended upon the execution of the Extended Credit Facility dated October 28, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Kforce’s Consolidated Financial Statements and the related notes thereto incorporated into Item 8 of this report.

	YEARS ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net service revenues	$802,265	$661,451	$495,585	$513,547	$658,417
Direct costs of services	542,276	457,567	341,617	345,585	406,017

Gross profit	259,989	203,884	153,968	167,962	252,400
Selling, general and administrative expenses	212,724	185,488	142,915	168,233	244,792
Depreciation and amortization.	8,283	5,221	4,371	9,629	17,325
Other expense, net	1,816	1,701	1,214	3,206	4,460

Income (loss) before income taxes and cumulative effect of change in accounting principle	37,166	11,474	5,468	(13,106)	(14,177)
Provision (benefit) for income taxes	14,845	(13,537)	350	102	(2,089)

Net income (loss) before cumulative effect of change in accounting principle	22,321	25,011	5,118	(13,208)	(12,088)
Cumulative effect of change in accounting principle	—	—	—	(33,823)	—

Net income (loss)	$22,321	$25,011	$5,118	$(47,031)	$(12,088)

Earnings (loss) per share before cumulative effect of change in accounting principle-basic	$0.58	$0.73	$0.17	$(0.42)	$(0.38)

Earnings (loss) per share-basic	$0.58	$0.73	$0.17	$(1.49)	$(0.38)

Weighted average shares outstanding-basic	38,527	34,125	30,514	31,577	31,711

Earnings (loss) per share before cumulative effect of change in accounting principle-diluted	$0.55	$0.69	$0.16	$(0.42)	$(0.38)

Earnings (loss) per share-diluted	$0.55	$0.69	$0.16	$(1.49)	$(0.38)

Weighted average shares outstanding-diluted	40,616	36,091	31,231	31,577	31,711

	DECEMBER 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Working capital	$92,539	$24,829	$40,784	$32,126	$43,083
Total assets	$324,746	$273,195	$160,317	$151,435	$222,772
Total long-term debt	$38,167	$1,727	$22,000	$22,000	$28,185
Stockholders’ equity	$210,702	$170,769	$91,405	$84,846	$138,809

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At December 31, 2005, we operated 71 field offices covering 43 markets in 50 states and the District of Columbia. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal and tax, which are highly centralized.

Kforce is focused on providing “staffing solutions” services to our clients. Our staffing services include Flexible Staffing Services (“Flex”) and Search Services (“Search”).

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

The Flex business comprised 93.2% of our revenues for the year ended December 31, 2005. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 6.8% of revenue in 2005.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 22% of revenues for the year ended December 31, 2005. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 21% of the applicable market and that no single firm has a larger than 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

We believe 2003 was a bottoming-out year for the economy and for the staffing industry after having declined for approximately three years and that indicators favorable for staffing services improved through 2006. Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of $76 billion in 2003, $81 billion in 2004 and $107 billion in 2005. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or conversely, an economic slowdown will cause demand for additional U.S. workers to contract, that Flex demand generally increases before demand for permanent placements increases, that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe have been enhanced by the streamlining of our operations and centralizing certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success. There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will return to historical levels. In addition, according to a recent survey of board members of mostly global companies by the American Staffing Association, 90% now utilize temporary staffing services. There can be no assurance that the Kforce Health and Life Sciences business segment will be able to assemble a sufficient candidate pool to service client needs. Partially driven by requirements at many public companies pertaining to the adoption of Section 404 of the Sarbanes-Oxley Act of 2002, competition for finance and accounting candidates significantly increased in 2004 and 2005. There can be no assurance that Kforce will be able to assemble a sufficient candidate pool to service client needs in finance and accounting. In addition, a number of national staffing companies are increasingly utilizing a lower-priced staffing preferred-vendor model. These factors may impact the future growth and profitability of Kforce.

Future Growth

Kforce’s growth may be organic and/or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial as evidenced by our successful acquisition and integration of Hall, Kinion and Associates, Inc. in June 2004 and VistaRMS, Inc. in February 2005.

On January 31, 2006, Kforce completed the acquisition of PCCI Holdings, Inc. (“PCCI”) a privately held company based in Trevose, Pennsylvania. PCCI is engaged in the business of providing technology staffing and Federal government IT services. We believe the transaction will be accretive in 2006.

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	Revenue improved 21.3% during 2005, with growth in each of Kforce’s operating segments for the year.

•	Search revenue grew 32.6% during 2005.

•	Kforce completed the acquisition and successful integration of VistaRMS during the first quarter. The integration of sales associates and the transition of the corporate headquarters all occurred on schedule.

•	Operating expenses were reduced to 27.5% of revenues for 2005 versus 28.8% for 2004, and 29.7% for 2003.

•	Total year net income before taxes of $37.2 million in 2005 is an improvement of 224% over $11.5 million in 2004.

•	Cash flow was strong in 2005. At the end of the fourth quarter, cash on hand totaled $37.1 million and bank debt outstanding under the credit facility totaled $35 million.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 37 days and 2005 bad debt expense of $38,000.

•	Kforce’s stock price on the Nasdaq National Market increased 0.5% from $11.10 on December 31, 2004, to $11.16 at December 31, 2005.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and estimates of potential future write-offs, a specific analysis of material receivable balances that are past due and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 4.9% as of December 31, 2005 and 6.5% as of December 31, 2004. As of December 31, 2005, no single client has a receivable balance greater than 3.3% of total accounts receivable, and the largest ten clients represent approximately 20.2% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years. For the years ended December 31, 2005, 2004, and 2003, Kforce incurred bad debt expense (benefit), including the effects of net write-offs and write-ons plus changes in the allowance for doubtful accounts, totaling approximately $38,000, $1,846,000 and $(394,000), respectively. In addition, for the years ended December 31, 2005, 2004 and 2003, Kforce incurred fallouts of search placements which have been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income totaling approximately $1,967,000, $1,431,000 and $1,150,000, respectively. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

Kforce incurred net losses for each of the four years ending December, 31, 2002, and, as a result, has significant net operating loss carryforwards (NOLs) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce also acquired certain deferred tax assets in 2004 from Hall Kinion which were also fully reserved at the date of acquisition. Kforce had net income during each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized in that year by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. Kforce also had net income during each of the quarters in the year ended December 31, 2004. Kforce believes that profitability in each of the quarters for the years ended December 31, 2003 and December 31, 2004, and the corresponding forecast of future operating earnings, justifies changing the conclusion reached at December 31, 2002. Therefore, for the year ended December 31, 2004, Kforce recognized a $13.5 million income tax benefit, which consists of the reversal of the valuation allowance in 2004, net of current and deferred income tax of $5.7 million. In addition, during the year ended December 31, 2004, Kforce reversed $21.8 million of valuation allowance related to deferred tax assets acquired in conjunction with the Hall Kinion acquisition. This reversal was recorded as an offset to goodwill. The tax provision recorded during the year ended December 31, 2005 totaled $14.8 million, which resulted from Kforce earning income before income taxes totaling $37.2 million and Kforce’s effective tax rate of 39.9%. At December 31, 2005, Kforce has a remaining valuation allowance of $1.4 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with generally accepted accounting standards. The annual assessments found that no impairment existed for the years ended December 31, 2005, 2004 or 2003. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for Kforce are Tech, FA, and HLS. Although not required, we may use independent outside experts to assist in performing such valuations. An independent expert valuation was performed in 2004, and management followed a similar methodology to reach its conclusion in 2003 and 2005. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. Kforce had goodwill of $125.0 and $108.4 million at December 31, 2005 and 2004, respectively. $16.4 million of the increase in Goodwill is attributable to the acquisition of Vista and $0.2 million is attributable to income tax related adjustments to the Hall Kinion acquisition goodwill.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (not goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at December 31, 2005 of $10.1 million, $7.6 million, and $9.3 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. As further described in Note 4 to the Financial Statements, impairment write-offs were $0.5 million in 2004, related to certain internally developed and purchased software and were included in selling, general and administrative expenses (“SG&A”). No such write-offs were recorded in 2003. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

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

Accrued Bonuses

Kforce pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of measures of quarterly and annual performance. Executive management, field management, and certain corporate employees bonuses are accrued for payment after year end, based in part upon anticipated annual results compared to annual budgets. Field management bonuses are a component of approved compensation plans which specify individual incentive target levels based on actual results. Variances in revenue, gross margin, selling, general and administrative expenses or net income at a consolidated, segment or individual manager level can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

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

SFAS 153, “Exchange of non-monetary assets”, amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on Kforce’s consolidated financial statements.

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for Kforce as of the beginning of the first annual reporting period that begins after June 15, 2005. Kforce intends to adopt SFAS 123R using the modified prospective method, and management does not believe the adoption of this standard will have a material impact on Kforce’s consolidated financial statements as all of Kforce’s outstanding stock options were fully vested as of December 31, 2005.

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

RESULTS OF OPERATIONS

Kforce saw a return to profitability in 2003 despite continuous challenges in the macro-economic environment. Profitability continued in 2004 and 2005 driven by revenue growth in all segments. We believe the expected stabilization of the economic outlook will allow for continued improving trends in the staffing industry and growth opportunities across our business lines in terms of both revenue and profitability. We believe this is particularly true in the Flex component of our revenues, which historically has shown growth during the early stages of an economic recovery. Our Search business has shown growth throughout 2004 and 2005; however, it remains difficult to predict whether there will be future growth in our Search business.

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

The acquisitions of Hall Kinion, effective on June 7, 2004, and Vista, effective February 1, 2005, impacted our financial results and business drivers in the periods subsequent to the acquisitions. As a result of our successful integration efforts, revenues and costs contributed by the acquired entities are merged into the Kforce business segments, making it not feasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on Flex revenues for the Technology and Finance and Accounting segments. Search business and the HLS segment were not materially affected by the acquisitions. Kforce believes a portion of the increase in 2004 SG&A, primarily during the second quarter of 2004, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to the acquisition of Hall Kinion.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated years:

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Revenue by Segment:
Tech	46.2%	46.3%	45.1%
FA	30.4	29.5	24.8
HLS	23.4	24.2	30.1

Net service revenues	100.0%	100.0%	100.0%

Revenue by Time:
Flex	93.2%	93.7%	93.9%
Search	6.8	6.3	6.1

Net service revenues	100.0%	100.0%	100.0%

Gross profit	32.4%	30.8%	31.1%
Selling, general and administrative expenses	26.5%	28.0%	28.8%
Income before income taxes	4.6%	1.7%	1.1%
Net income	2.8%	3.8%	1.0%

The following table details net service revenues by service offering for each business segment and percentage changes from the prior year.

(in $000’s)	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
Tech
Flex	$352,743	19.7%	$294,598	36.0%	$216,609
Search	18,037	58.3%	11,397	59.1%	7,162

Total Tech	$370,780	21.2%	$305,995	36.7%	$223,771

FA
Flex	$211,873	25.1%	$169,411	63.5%	$103,630
Search	31,834	22.2%	26,058	36.0%	19,157

Total FA	$243,707	24.7%	$195,469	59.2%	$122,787

HLS
Flex	$182,775	17.1%	$156,071	7.7%	$144,972
Search	5,003	27.8%	3,916	(3.4)%	4,055

Total HLS	$187,778	17.4%	$159,987	7.4%	$149,027

Total Flex	$747,391	20.5%	$620,080	33.3%	$465,211
Total Search	54,874	32.6%	41,371	36.2%	30,374

Total revenue	$802,265	21.3%	$661,451	33.5%	$495,585

Kforce experienced revenue growth in all segments in 2005 as well as 2004. Tech revenue increased 21.2% in 2005 versus a 36.7% increase in 2004 from 2003. FA revenue increased 24.7% in 2005 building on a 59.2% increase in 2004. Our HLS business segment grew by 17.4% in 2005 compared to revenue growth of 7.4% in 2004. Tech revenues were supplemented by the acquisition of Vista which occurred in February of 2005. FA and HLS revenues were unaffected by the Vista acquisition.

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing the annual comparisons. This 2005 quarterly information is presented only for this purpose.

	QUARTER ENDED
(in $000’s, except Billing Days)	MARCH 31	JUNE 30	SEPT 30	DEC 31
Billing Days	63	64	64	61
Flex Revenue
Tech	$84,961	$87,956	$90,281	$89,545
FA	51,279	51,627	54,998	53,969
HLS	43,174	44,993	47,907	46,701

Total Flex	$179,414	$184,576	$193,186	$190,215

Search Revenue
Tech	$4,592	$4,307	$4,793	$4,345
FA	7,750	8,302	8,060	7,722
HLS	1,144	1,285	1,254	1,320

Total Search	$13,486	$13,894	$14,107	$13,387

Total Revenue
Tech	$89,553	$92,263	$95,074	$93,890
FA	59,029	59,929	63,058	61,691
HLS	44,318	46,278	49,161	48,021

Total revenue	$192,900	$198,470	$207,293	$203,602

Flexible Billings. The primary drivers of Flex are the number of hours billed, bill rate per hour and, to a limited degree, the amount of expenses incurred by Kforce that are billable to the client.

Changing market share and the acquisition of Vista, coupled with overall changes in opportunities as the result of continued economic recovery are the main factors in changes in the number of hours billed. Total hours billed increased 12.8% to 16.7 million hours in 2005 from 14.8 million hours in 2004, due to increases in all segments. The increase of 39.8% in 2004 from 2003 was primarily a result of the economic recovery and the acquisition of Hall Kinion. Flex hours billed for the year, by segment, were as follows:

(in 000’s)	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
Tech	5,865	13.1%	5,185	39.3%	3,722
FA	7,116	14.5%	6,214	70.4%	3,647
HLS	3,746	9.0%	3,435	6.0%	3,241

Total hours billed	16,727	12.8%	14,834	39.8%	10,610

Billable expenses increased 18.8% in 2005 to $15.4 million from $12.9 million in 2004 and increased 9.4% in 2004 from $11.8 million in 2003. The increase in 2005 was due to increases in HLS segment project work and the increase in 2004 is attributable to increases in all segments’ project work. As the economic environment improves, clients’ requests for consultants for longer assignments, which usually involve travel, typically increase. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. Flex billable expenses included in revenue for the year by segment were:

(in $000’s)	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
Tech	$2,897	(6.9)%	$3,112	14.6%	$2,714
FA	714	(34.7)%	1,093	16.4%	939
HLS	11,745	34.6%	8,724	6.9%	8,162

Total billable expenses	$15,356	18.8%	$12,929	9.4%	$11,815

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements. Total placements increased 28.7% to 4,589 in 2005 and increased 34.8% to 3,567 placements in 2004 from 2,646 in 2003. An increase in the average placement fee of 3.1% in 2005 and 1.0% in 2004 also contributed to the results. We believe these results are primarily attributable to the improving economic conditions. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the acquisition of Vista has only had a minimal impact on Search revenue for 2005.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 27.5% to $260.0 million in 2005 and increased 32.4% to $203.9 million in 2004 from $154.0 million in 2003. Gross profit as a percentage of net service revenues increased to 32.4% in 2005 compared to 30.8% in 2004 and 31.1% in 2003.

The change in gross profit is attributable to changes in volume evidenced by changes in hours billed for Flex and for the number of placements for Search combined with changes in the spread between bill rate and pay rate (“Flex Rate”) for Flex or the bill rate (“Rate”) for Search. The increase in gross profit for Flex from 2004 to 2005 was $42.6 million, of which $23.2 million resulted from an increase in volume and $19.4 million resulted from an increase in the Flex Rate. The increase in Search gross profit from 2004 to 2005 was $13.5 million, comprised of a $12.0 million increase in volume and a $1.5 million increase in Rate. The increase in gross profit for Flex from 2003 to 2004 was $38.9 million, of which $46.2 million resulted from an increase in volume and $7.3 million resulted from a decrease in the Flex Rate. The increase in Search gross profit from 2003 to 2004 was $11.0 million, comprised of a $10.5 million increase in volume and a $0.5 million increase in Rate.

Changes in total gross profit percentage for the year by segment are as follows:

	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
Tech	29.6%	7.3%	27.6%	0.3%	27.5%
FA	38.3%	2.2%	37.5%	(5.3)%	39.6%
HLS	30.3%	5.0%	28.8%	(1.8)%	29.3%

Total gross profit percentage	32.4%	5.1%	30.8%	(0.8)%	31.1%

Because Search revenue is accounted for as 100% gross profit, changes in the amount of search fees as a percent of total revenue can significantly impact the total gross profit percentage.

Flex gross profit percentage has been positively impacted by improvements in the Flex Rate between 2004 and 2005. We attribute this improvement to our continued focus on pricing, client mix, and business mix. Although we continue to see improvement, market pressures on pay rates as supply tightens impact the flex gross profit percentage negatively.

Flex gross profit percentage was negatively impacted from 2003 to 2004 by a shift in our client base to larger client contracts which provide a higher volume of business but often have lower margins. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. In some cases, gross profit percentages for Flex were negatively impacted during 2004 by customer pressure to reduce bill rates and our inability to lower consultant pay rates in response to customer pressures. The reduction in gross profit percentage for the FA segment during 2004 was primarily the result of the inclusion of a larger mix of professional administrative positions contributed by the OnStaff group.

Below is a table detailing Flex gross profit percentage for the year by segment.

	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
Tech	26.0%	4.9%	24.8%	(1.3)%	25.2%
FA	29.0%	4.1%	27.9%	(1.9)%	28.4%
HLS	28.4%	4.9%	27.0%	(1.2)%	27.4%

Total Flex gross profit percentage	27.4%	4.7%	26.2%	(1.4)%	26.6%

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses were $212.7 million, $185.5 million, and $142.9 million in 2005, 2004 and 2003, respectively, increasing by 14.7% during 2005 and increasing 29.7% during 2004. SG&A expenses as a percentage of net service revenues decreased to 26.5% in 2005 and 28.0% in 2004 compared to 28.8% for 2003.

The increase in SG&A expense in 2005, as compared to 2004 and 2003, is primarily attributable to increases in compensation expense as discussed below. Even with increasing compensation expense in 2005 and 2004, SG&A expenses as a percentage of net service revenues decreased in both 2005 and 2004 from prior year levels.

Total commissions, compensation, payroll taxes, and benefits costs were $164.7 million, $137.9 million and $101.0 million representing 77.4%, 74.4% and 70.6% of total SG&A for the years ended December 31, 2005, 2004 and 2003, respectively. Increases in commissions and other incentive compensation are due to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the increased volume of business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years and compensation expense related to restricted stock and stock options in 2005 and 2004 as discussed below. The guiding principles related to employee compensation include competitive compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels achieved by associates.

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

On September 9, 2004, the Compensation Committee of the Board of Directors of Kforce accelerated the vesting period of stock options for all current employees that would otherwise have been unvested on January 1, 2005. The vesting period of options to purchase a total of 855,662 shares of Kforce’s common stock was accelerated. These options are held by fifteen employees, including options to purchase an aggregate of 748,162 shares of Kforce’s common stock held by six Executive Officers. Because of this accelerated vesting, Kforce does not currently have any outstanding options that would otherwise remain unvested on July 1, 2005. Accordingly, fair value accounting required by SFAS 123R, which will be adopted by Kforce on January 1, 2006, will not be applicable to any of Kforce’s currently outstanding options.

Kforce recorded $1,106,000 of compensation expense in 2005 related to severance of $882,000, option acceleration of $130,000, and restricted stock acceleration of $94,000 due to the departure of an executive officer. Kforce expects the remaining affected employees to continue to provide services through their applicable original vesting dates; therefore, there is no additional current expense as a result of the acceleration. If all affected employees were to terminate their employment prior to the applicable original vesting dates, the maximum future expense as of December 31, 2005 would be approximately $751,000, and was reduced to approximately $59,000 after the scheduled vesting dates in January 2006 passed.

On November 30, 2004, Kforce accelerated the vesting of 191,930 shares of performance restricted common stock that were granted to seven members of senior management in the first quarter of 2003. These shares were originally scheduled to vest in February 2005. Of this grant, 161,646 shares were granted to the CEO and the next four highest compensated employees. Kforce recorded $27,000 of compensation expense related to this acceleration.

In addition to those activities undertaken to improve efficiencies, Kforce has attempted to manage its accounts receivable to minimize write-offs. Though there can be no assurance that Kforce will be able to maintain low levels of write-offs in the future, Kforce’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SG&A as a percentage of revenue. Bad debt expense was $38,000 and $1.8 million or 0.0% and 0.3% of revenue for the years ended December 31, 2005 and 2004, respectively. The year ended December 31, 2003 had a net credit to expense of $0.4 million.

Kforce has substantially restructured both its field and back office operations over the past several years. We believe that these changes not only have had a significant impact on reductions in SG&A expenses in 2003, but also have allowed us to maintain a relatively low level of SG&A as a percentage of revenue, as revenues increased in 2004 and 2005. Some of the activities completed over the past three years as a result of restructuring include: (1) the roll-out of new front end software and related methodology in our field operations to ensure a consistent, disciplined process in our sales, recruiting and delivery activities; (2) the restructuring of compensation plans to more closely align with actual performance; and (3) the restructuring and consolidation of our technology infrastructure. As a result of increased efficiencies achieved by these actions, we believe the back office and other support service costs will increase at a lower rate than our revenues and profit in a growing environment. Additional systems initiatives are being undertaken in 2006 to further automate and integrate processing and support activities, which are expected to make them more efficient to scale, while also enhancing exceptional customer service capabilities. For example, we have acquired new time-entry and billing systems that are expected to be implemented in late 2006 or early 2007.

Depreciation and amortization. Depreciation and amortization were $8.3 million, $5.2 million and $4.4 million in 2005, 2004 and 2003, respectively, representing an increase of 58.6% and an increase of 19.4% during 2005 and 2004, respectively. Depreciation and amortization expense as a percentage of net service revenue increased to 1.0% in 2005 from 0.8% for 2004 and 0.9% for 2003. Decreases or increases by category of expense, for the year, are as follows:

(in $000’s)	2005 Expense	Percent Increase (Decrease)	2004 Expense	Percent Increase (Decrease)	2003 Expense
Fixed asset depreciation	$1,749	(15.6)%	$2,073	(21.5)%	$2,641
Capital lease asset depreciation	1,286	466.5	227	—	—
Capital software amortization	1,459	94.8	749	(23.2)	976
Intangible assets amortization	3,502	90.7	1,836	338.2	419
Other amortization	287	(14.6)	336	0.0	335

Total depreciation and amortization	$8,283	58.6%	$5,221	19.4%	$4,371

The increase in expense in 2005 as compared to 2004 is primarily due to increases in amounts of intangible assets amortized as intangible assets increased from the Hall Kinion and Vista acquisitions in June of 2004 and February 2005 respectively, new capital leases for technology equipment, and increased capital software amortization related to new front end software. The increase in expense in 2004 as compared to 2003 is primarily due the increase in the amount of intangible assets amortized as intangible assets increased from the Hall Kinion acquisition in June of 2004 as well as to new capital leases for technology equipment. Capitalized software amortization expense also decreased in 2004 due to write-offs of obsolete software purchased in 2002. The purchases and implementation of the new time-entry and billing software mentioned above, will lead to increases in software amortization in future years. We believe the implementation of this software will enhance efficiency and productivity.

Other Expense. Other expense was $1.8 million in 2005, $1.7 million in 2004 and $1.2 million in 2003. Other expense consists primarily of interest on Kforce’s credit facility. The interest expense changes are primarily driven by changes in Kforce’s outstanding balance and changes in the one month LIBOR rate which is used as the base rate in the credit facility. The average LIBOR rates in 2005, 2004 and 2003 were 3.46%, 1.54% and 1.20%, respectively. Other expense is partially offset by miscellaneous income of $0.6 million in 2003 consisting primarily of legal and financial settlements.

Income Before Income Taxes. The income before income taxes of $37.2 million in 2005, $11.5 million in 2004 and $5.5 million in 2003, is primarily the result of changes in net service revenues and gross margin and reduced SG&A and other expenses discussed above.

Income Taxes. The income tax provision for 2005 was $14.8 million, the income tax benefit for 2004 was $13.5 million and the income tax provision for 2003 was $0.4 million. The 2005 income tax provision resulted from Kforce earning income before income taxes of $37.2 million and Kforce’s effective tax rate of 39.9%. The 2004 income tax benefit is primarily attributable to the reversal of valuation allowances of $19.2 million, initially recorded in 2002 against all deferred tax assets, offset by current and deferred tax expense of $5.7 million. The 2003 income tax provision is due to the recording of state income tax expense for which no corresponding state tax carryforwards were available.

Net Income. Net income was $22.3 million in 2005 compared to $25.0 million in 2004 and $5.1 million in 2003, resulting from the net effects of those items discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $37.1 million at the end of 2005, an increase of $36.7 million from the $0.4 million at year-end 2004 and $23.4 million more than the $13.7 million at year-end 2003. As further described below, during 2005, Kforce generated $49.1 million of cash from operating activities, used $7.2 million of cash in investing activities and used $5.2 million in financing activities.

Operating Activities

During 2005, cash flow provided by operations was approximately $49.1 million, resulting primarily from net income and non-cash adjustments for depreciation and amortization and for deferred income taxes, and an increase in accrued payroll costs.

At December 31, 2005, Kforce had $55.4 million in positive working capital in addition to its $37.1 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 2.5 at the end of 2005 as compared to 1.3 at the end of 2004.

Investing Activities

During 2005, cash flow used in investing activities was approximately $7.2 million, resulting primarily from $2.9 million for the acquisition of Vista and $5.3 million in capital expenditures, consisting primarily of computer software, offset by $1.0 million from the release of restricted cash. Kforce expects cash and non-cash capital expenditures to remain relatively constant in 2006, primarily as the result of plans to purchase and implement new customer contracts management, time-entry, billing and possibly other software. Anticipated cash and non-cash capital expenditures in 2006 are currently expected to be in the $10 million to $12 million range and Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures necessary to operate the business.

Financing Activities

For the year 2005, cash flow used by financing activities was approximately $5.2 million, resulting primarily from the purchase of treasury shares of $5.9 million and the repayment of $2.0 million of capital expenditure financing offset by proceeds of $2.1 million from the exercise of stock options and $0.9 million in net borrowings on our bank line of credit.

Kforce periodically issues restricted stock as part of compensation plans for certain members of corporate and field management. Details regarding these issuances can be found in Note 10 to the Financial Statements.

Credit Facility

Long-term debt outstanding under the $100 million Amended and Restated Credit Facility with a syndicate of three banks (“the Credit Facility”) was $35.0 million and $34.1 million at the end of 2005 and 2004, respectively.

On October 28, 2005, Kforce entered into a Seventh Amendment to the Credit Facility (the “Extended Credit Facility”) with a syndicate led by Bank of America. Under the Extended Credit Facility, Kforce’s maximum borrowings are limited to $100 million. In addition, Kforce has the right under the Extended Credit Facility to increase the maximum borrowings available to $140 million under an accordion feature. Borrowings under the Extended Credit Facility are limited to 85% of eligible accounts receivable. Under the Extended Credit Facility, Kforce may have loans outstanding with a rate of LIBOR plus 1.25% or Prime minus 0.25%. To the extent that Kforce has unused availability under the Extended Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $250,000 upon entering into the Extended Credit Facility, and is also required to pay an annual administrative fee of $50,000. Borrowings under the Extended Credit Facility are secured by all of the assets of Kforce. Under the Extended Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements, and is permitted to make dividend distributions if borrowing availability under the Extended Credit Facility is not less than $15,000,000 after giving effect to the distributions. Kforce has been in compliance with the minimum availability and fixed charge coverage ratio requirements at all times during the history of the Extended Credit Facility. The Extended Credit Facility expires on November 3, 2010.

In addition to the $35.0 million and $67.9 million outstanding, the amounts available under the Credit Facility as of December 31, 2005, and March 2, 2006 were $36.7 million and $16.8 million, respectively.

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. As of December 31, 2005 and March 2, 2006, we had repurchased approximately 20.4 million shares for $114.9 million under this plan. Therefore, approximately $20.1 million was available under the current board authorization as of December 31, 2005 and March 2, 2006. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months. For a detailed presentation of open market purchases, see “Issuer Purchases of Equity Securities” on pages 15-16.

In March, April and May of 2003, we entered into four fixed interest rate swap contracts for a total notional amount of $22 million expiring in March and May of 2005. The contracts, which have been classified as cash flow hedges pursuant to SFAS 133, as amended, effectively converted $22 million of our outstanding debt under the Credit Facility to a fixed rate basis at an annual rate of approximately 4%, thus reducing the impact of interest rate changes on future income. One of these contracts expired on March 29, 2005. Subsequent to March 29, 2005, the remaining contracts effectively converted $12 million of our outstanding debt under the credit facility to a fixed rate basis of approximately 4% until their expiration on May 31, 2005. After the expiration of the remaining interest rate swap contracts and prior to Kforce entering into the Extended Credit Facility, Kforce’s interest rate on the entire Credit Facility returned to rates ranging from Prime to Prime plus .75% or LIBOR plus 1.75% to LIBOR plus 3.25% pursuant to certain financial performance targets as set forth in the original Amended Credit Facility.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of December 31, 2005:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$41,936	$9,724	$11,286	$5,178	$15,748
Capital leases	4,779	2,120	2,659	—	—
Credit facility	35,000	—	—	35,000	—
Deferred compensation plan liability	8,902	1,246	589	405	6,662
Other debt	1,775	995	780	—	—

Total	$92,392	$14,085	$15,314	$40,583	$22,410

Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities and other long-term liabilities, are payable upon retirement or termination of employment. Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees retire or terminate during that time.

The amount outstanding on our Credit Facility currently bears interest at a rate of approximately 6.0% on $35.0 million of the debt. At this level of $35.0 million of debt and this effective rate of 6.0% on the entire balance, for a period of one year, interest expense would be approximately $2.1 million.

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $5,728 outstanding for facility lease deposits, workers compensation and property insurance obligations.

Kforce has no material, unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility will be adequate to meet the capital expenditure and the working capital requirements of current operations for at least the next twelve months. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties.

Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

Acquisitions and Divestitures

Kforce made acquisitions and divestitures in 2005 and 2004 which are discussed in Note 6 to the Financial Statements. In addition, on January 31, 2006 we completed the acquisition of PCCI Holdings, Inc., as discussed below.

PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation (“PCCI”), H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000,000 (the “Purchase Price) payable in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. To the extent that escrowed funds remain after satisfaction of PCCI’s indemnification obligations and Purchase Price adjustments, those amounts will be released to PCCI and accounted for as Purchase Price as of the date the proceeds are issuable from the escrow.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), produced revenue of approximately $95 million in technology staffing and the Federal government IT services sector over the last 12 months. Approximately 35% of that revenue was generated in the government sector. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the Federal government and commercial sectors. Because the closing occurred in 2006, none of PCCI’s results of operations have been included in Kforce’s consolidated financial statements as of December 31, 2005. Kforce is currently in the process of allocating the purchase price to the fair values of the assets and liabilities acquired in conjunction with the acquisition.

VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately held company based in Herndon, Virginia. Vista is engaged in the business of providing integrated business and information technology staffing and solutions to the commercial and government sectors. The integration of the operations of Vista into Kforce was substantially complete as of the end of the first quarter of 2005.

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

On the date of closing, Kforce placed into escrow 450,000 shares of the Common Stock for the purpose of securing Vista’s indemnification obligations under the Agreement and placed an additional 782,779 shares of the Common Stock into escrow to satisfy potential adjustments to the purchase price that were determined following the consummation of the transactions contemplated by the Agreement. Following the closing, the purchase price was reduced by approximately $3.2 million pursuant to the terms of the Agreement to reflect (i) the extent to which the net assets of Vista as of June 30, 2004 exceeded the net assets of Vista as of the date of the closing of the transaction contemplated by the Agreement, (ii) certain of Vista’s accounts receivable that were being transferred to Kforce under the Agreement and that remained uncollected 90 days following the closing of the transaction contemplated by the Agreement, and (iii) the amount of tax liability incurred by Kforce resulting from Vista’s use of the cash receipts and disbursements method of accounting for computing taxable income.

At February 1, 2006, 1,809,336 shares were issued under the terms of the Agreement, with a total addition to equity of approximately $20.9 million and 225,000 shares remain in escrow. Kforce also incurred approximately $455,000 in transaction costs, which includes approximately $179,000 of transaction costs paid in 2004, and assumed net liabilities of approximately $663,000. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price.

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

Income Tax Audits

We are also periodically subject to state and other local income tax audits for various tax years. During 2005, an income tax audit for the state of North Carolina was concluded with no material adverse assessments. At December 31, 2005, an ongoing audit for which no final determination has been made was being conducted by the state of New Jersey. As of March 2, 2006, we do not believe the resolution of any of these audits will have a material adverse impact on our operations or financial condition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of December 31, 2005, Kforce is exposed to changes in interest rates on the $35.0 million of debt. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects on it of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $350,000 on our interest expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

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

On February 20, 2006, Kforce management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of Kforce’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, Florida

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Kforce Inc. and subsidiaries (“Kforce”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

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

In our opinion, management’s assessment that Kforce maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of Kforce and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 2, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF KFORCE

The information required by Item 10 relating to our executive officers and directors is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 relating to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The consolidated financial statements, and related notes thereto, of Kforce with the Report of Independent Registered Public Accounting Firm thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 35 of this report.

2. Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 35 of this report. The independent auditors’ report as presented on page 36 of this report applies to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of Kforce.

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

KFORCE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Kforce’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kforce Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Kforce’s internal control over financial reporting and an unqualified opinion on the effectiveness of Kforce’s internal control over financial reporting.

Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 2, 2006

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$37,104	$363
Trade receivables, net of allowance for doubtful accounts and fallouts of $5,099 and $6,268, respectively	99,354	90,682
Income tax refund receivable	72	606
Current deferred tax asset, net	15,793	17,180
Prepaid expenses and other current assets	3,236	5,162

Total current assets	155,559	113,993
Fixed assets, net	10,148	8,579
Non-current deferred tax asset, net	4,451	19,016
Other assets, net	20,248	13,416
Intangible assets, net	9,336	9,838
Goodwill	125,004	108,353

Total assets	$324,746	$273,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$19,808	$22,097
Accrued payroll costs	39,332	30,321
Bank overdrafts	146	1,349
Current debt - credit facility	—	34,100
Other current debt	2,885	993
Income taxes payable	849	303

Total current liabilities	63,020	89,163
Long-term debt - credit facility	35,000	—
Long-term debt - other	3,167	1,727
Other long-term liabilities	12,857	11,536

Total liabilities	114,044	102,426

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 57,895 and 55,891 issued, respectively	579	559
Additional paid-in capital	278,486	257,315
Unamortized stock based compensation	(1,094)	(2,759)
Accumulated other comprehensive income	—	37
Retained earnings	39,694	17,373
Less reacquired shares at cost; 19,238 and 18,614 shares, respectively	(106,963)	(101,756)

Total stockholders’ equity	210,702	170,769

Total liabilities and stockholders’ equity	$324,746	$273,195

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Net service revenues	$802,265	$661,451	$495,585
Direct costs of services	542,276	457,567	341,617

Gross profit	259,989	203,884	153,968
Selling, general and administrative expenses	212,724	185,488	142,915
Depreciation and amortization	8,283	5,221	4,371

Income from operations	38,982	13,175	6,682
Other expense (income):
Interest income	(199)	(98)	(84)
Interest expense	2,055	1,827	1,703
Other (income) expense, net	(40)	(28)	(405)

Income before income taxes	37,166	11,474	5,468
Provision (benefit) for income taxes	14,845	(13,537)	350

Net income	22,321	25,011	5,118
Other comprehensive (loss) income:
Cash flow hedges, net of taxes	(37)	188	154

Comprehensive income	$22,284	$25,199	$5,272

Earnings per share - Basic	$0.58	$0.73	$0.17

Weighted average shares outstanding - Basic	38,527	34,125	30,514

Earnings per share - Diluted	$0.55	$0.69	$0.16

Weighted average shares outstanding - Diluted	40,616	36,091	31,231

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	Years Ended December 31,
	2005	2004	2003
Common stock – shares:
Shares at beginning of period	55,891	48,903	48,544
Exercise of stock options	420	849	193
Stock issued for business acquired	1,584	5,742	—
Issuance of restricted stock	—	397	166

Shares at end of period	57,895	55,891	48,903

Common stock – par value:
Balance at beginning of period	$559	$489	$485
Exercise of stock options	4	9	2
Stock issued for business acquired	16	57	—
Issuance of restricted stock	—	4	2

Balance at end of period	$579	$559	$489

Additional paid-in capital:
Balance at beginning of period	$257,315	$197,660	$196,510
Exercise of stock options	2,266	4,506	872
Tax benefit from disqualifying dispositions of stock options	341	611	—
Deferred compensation plan transactions	—	—	228
Employee stock purchase plan	256	68	(297)
Stock issued for business acquired	18,308	51,331	—
Issuance of restricted stock	—	3,139	347

Balance at end of period	$278,486	$257,315	$197,660

Deferred compensation stock obligation:
Balance at beginning of period	$—	$—	$(742)
Change in obligation	—	—	742

Balance at end of period	$—	$—	$—

Unamortized stock based compensation:
Balance at beginning of period	$(2,759)	$(863)	$(894)
Issuance of restricted stock, net	—	(3,143)	(349)
Amortization of stock based compensation	1,665	1,247	380

Balance at end of period	$(1,094)	$(2,759)	$(863)

Accumulated other comprehensive income (loss):
Balance at beginning of period	$37	$(151)	$(305)
Change in fair value of cash flow hedges, net of taxes	(37)	188	(151)
Amortization of hedged interest	—	—	305

Balance at end of period	$—	$37	$(151)

Retained earnings (accumulated deficit):
Balance at beginning of period	$17,373	$(7,638)	$(12,756)
Net income	22,321	25,011	5,118

Balance at end of period	$39,694	$17,373	$(7,638)

Treasury stock - shares:
Shares at beginning of period	18,614	18,350	18,286
Deferred compensation plan transactions	—	—	177
Employee stock purchase plan	(127)	(121)	(162)
Repurchase of common stock	751	385	49

Shares at end of period	19,238	18,614	18,350

Treasury stock - cost:
Balance at beginning of period	$(101,756)	$(98,092)	$(97,452)
Deferred compensation plan transactions	—	—	(1,357)
Employee stock purchase plan	705	646	863
Repurchase of common stock	(5,912)	(4,310)	(146)

Balance at end of period	$(106,963)	$(101,756)	$(98,092)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$22,321	$25,011	$5,118
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision (benefit), net	14,945	(12,789)	—
Depreciation and amortization	8,283	5,221	4,371
Amortization of stock based compensation	1,795	1,247	380
Gain on cash surrender value of company-owned life insurance policies	(546)	(469)	(1,469)
Deferred compensation expenses	533	404	1,226
Provision for (recovery of) bad debts on accounts receivable	38	1,846	(394)
(Gain) loss on asset sales/disposals	(38)	224	74
Amortization of hedged interest	—	—	305
Loss on asset impairment	—	498	—
(Increase) decrease in operating assets:
Trade and notes receivables, net	1,422	(13,090)	1,212
Prepaid expenses and other current assets	1,037	(458)	783
Income tax refund receivable	533	(338)	551
Other assets, net	(1,956)	(1,058)	(560)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(3,865)	(807)	(2,056)
Accrued payroll costs	6,861	4,745	2,209
Bank overdrafts	(1,204)	(2,040)	867
Income taxes payable	(41)	203	—
Other liabilities	(970)	(1,970)	364

Cash provided by operating activities	49,148	6,380	12,981

Cash flows from investing activities:
Capital expenditures	(5,304)	(3,646)	(1,255)
Acquisition, net of cash received	(2,903)	(28,012)	—
Release of restricted cash	964	—	—
Cash proceeds from sale of assets	13	42	208

Cash used in investing activities	(7,230)	(31,616)	(1,047)

Cash flows from financing activities:
Proceeds from bank line of credit	157,835	241,688	34,351
Payments on bank line of credit	(156,935)	(229,588)	(34,351)
Payment of loan financing costs	(250)	—	—
Payment of capital expenditure financing	(2,055)	(421)	—
Proceeds from exercise of stock options	2,140	4,515	874
Repurchases of common stock	(5,912)	(4,310)	(146)

Cash (used in) provided by financing activities	(5,177)	11,884	728

Change in cash and cash equivalents	36,741	(13,352)	12,662
Cash and cash equivalents at beginning of year	363	13,715	1,053

Cash and cash equivalents at end of year	$37,104	$363	$13,715

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services in 71 locations in 43 markets in the United States. Kforce provides its customers staffing services in the following specialties: Technology, Finance and Accounting, and Health and Life Sciences. Kforce provides flexible staffing services on both a temporary and contract basis and provides search services on both a contingency and retained basis. Kforce serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. All material intercompany transactions and balances have been eliminated in consolidation.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND FALLOUTS

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write offs. Kforce performs ongoing analyses of factors including recent write off and delinquency trends, changes in economic conditions, a specific analysis of material receivable balances that are past due, and concentration of accounts receivables among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 4.9% as of December 31, 2005 and 6.5% as of December 31, 2004. No single client has a receivable balance greater than 3.3% of the total accounts receivable and the top ten clients represent approximately 20.2% of the total accounts receivable balance.

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

CAPITALIZED SOFTWARE

Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $3,134 and $976 during the years ended 2005 and 2004, respectively. Kforce did not incur or capitalize any internally developed software costs during 2003.

DEFERRED LOAN COSTS

Costs incurred to secure Kforce’s Credit Facility were capitalized and are being amortized over the terms of the related agreements using the straight-line method.

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

STOCK BASED COMPENSATION

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change from the intrinsic-value-based method of recognizing stock compensation under Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, to the SFAS 123 fair-value-based method of accounting for stock-based employee compensation. Under the fair value method, the fair value of stock options granted to employees is recognized as compensation over the service period (usually the vesting period). Under the intrinsic value method, compensation expense is recognized for options that are in-the-money, thereby having intrinsic value, at the date of grant. SFAS 148 also amends SFAS 123 to require more prominent disclosure in interim and annual financial statements of the effect of all stock-based compensation. Kforce continues to apply the intrinsic-value method under APB Opinion 25 in accounting for its plans and discloses the effect on net income and earnings per share as if Kforce had applied the fair value recognition provisions of SFAS 148 to stock-based employee and non-employee compensation. As of December 31, 2005, Kforce had two stock-based compensation plans currently under which options are outstanding, an employee incentive stock option plan (the “Employee Incentive Stock Option Plan”) and a non-employee director stock option plan (the “Non-Employee Director Stock Option Plan”). The Employee Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan expired in March and October of 2005, respectively. Kforce applies the recognition and measurement principles of APB Opinion 25 and related interpretations in accounting for those plans. All options granted under those plans have had an exercise price equal to the market value of the underlying common stock on the date of the grants.

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

	Pro Forma
	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Net income (loss):
As reported (b)	$22,321	$25,011	$5,118
Compensation expense (benefit) per SFAS 123, net of related tax benefits (a)(c)	(4,359)	(2,709)	(3,467)

Pro forma net income (loss)	$17,962	$22,302	$1,651

Earnings (loss) per share:
Basic:
As reported	$0.58	$0.73	$0.17
Pro forma	$0. 47	$0.65	$0.05
Diluted:
As reported	$0.55	$0.69	$0.16
Pro forma	$0.45	$0.62	$0.05

(a)	The pro forma stock-based employee compensation expense for the options to purchase 856 shares of common stock that were accelerated in September 2004 was $685. Excluding this amount from the pro forma results above would have resulted in expense, net of tax, of $2,294 for the year ended December 31, 2004. Pro forma net income per share – basic would have been $.67 and pro forma net income per share – diluted would have been $.63 for the year ended December 31, 2004.
(b)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under FAS 123 and APB 25 and therefore has no impact on the pro forma net income.
(c)	No tax benefit has been included in the Pro Forma net income calculation for the year ended December 31, 2003 as Kforce recorded a valuation allowance that fully offset its net deferred tax assets as of that date.

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

ACCOUNTING FOR DERIVATIVES

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

EARNINGS PER SHARE

Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants and shares held in escrow related to the purchase of VistaRMS, Inc. (Note 6).

Options to purchase 2,549, 2,381 and 3,421 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively, because these options were anti-dilutive. The dilutive effect of options to purchase 3,639, 4,081 and 2,662 shares of common stock and 305, 318 and 404 shares of restricted stock are included in the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively.

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

SFAS 153, “Exchange of non-monetary assets”, amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on Kforce’s consolidated financial statements.

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for Kforce as of the beginning of the first annual reporting period that begins after June 15, 2005. Kforce intends to adopt SFAS 123R using the modified prospective method, and management does not believe the adoption of this standard will have a material impact on Kforce’s consolidated financial statements as all of Kforce’s outstanding stock options were fully vested as of December 31, 2005.

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

2. FIXED ASSETS

Major classifications of fixed assets and related asset lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2005	2004
Land		$1,310	$1,310
Furniture and equipment	5-7 years	5,434	5,424
Computer equipment	3-5 years	1,433	1,188
Leasehold improvements	3-15 years	4,267	3,936
Capital leases	3 years	5,837	2,248

		18,281	14,106
Less accumulated depreciation and amortization		8,133	5,527

		$10,148	$8,579

Kforce purchased fixed assets totaling $1,058 and $1,272, and invested in assets under capital leases of $3,589 and $2,248, during 2005 and 2004. Depreciation and amortization expense during 2005, 2004 and 2003 was $3,035, $2,300 and $2,640, respectively. Kforce recognized losses on the sale or disposal of assets of $38, $224 and $74 for the years ended 2005, 2004 and 2003, respectively.

Land consists of a parcel of property adjacent to the site of the corporate headquarters building.

3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Current:
Federal	$(223)	$265	$—
State	123	(1,013)	350
Deferred	14,945	6,461	2,200
Increase (decrease) in valuation allowance	—	(19,250)	(2,200)

	$14,845	$(13,537)	$350

The provision (benefit) for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax effect	4.6	(2.4)	6.4
Non-deductible compensation	—	10.6	6.2
Non-deductible meals and entertainment	0.1	2.6	4.1
Alternative Minimum Tax	(0.6)	2.3	—
Other	0.8	1.7	(4.3)
Deferred tax asset valuation allowance	—	(167.8)	(41.0)

Effective tax rate	39.9%	(118.0)%	6.4%

Deferred income tax assets and liabilities are comprised of the following:

	DECEMBER 31,
	2005	2004
Deferred taxes, current:
Assets
Allowance for doubtful accounts	$2,144	$3,145
Accrued liabilities	2,539	3,812
Federal net operating loss carryforward	10,628	9,001
State net operating loss carryforward	1,656	1,222
Other assets	305	—

	17,272	17,180
Liabilities	(595)	—

Current deferred tax asset, net of current deferred tax liabilities	16,677	17,180
Valuation allowance	(884)	—

Net current deferred tax asset	$15,793	$17,180

Deferred taxes, non-current:
Assets
Deferred compensation	$3,742	$3,686
Federal net operating loss carryforward	5,449	9,587
State net operating loss carryforward	671	5,063
Amortization of goodwill and intangible assets	—	4,486
Other	873	304

	10,735	23,126

Liabilities
Depreciation of fixed assets	(2,802)	(446)
Amortization of goodwill and intangible assets	(3,000)	—

	(5,802)	(446)

Non-current deferred tax asset, net of non-current deferred tax liabilities	4,933	22,680
Valuation allowance	(482)	(3,664)

Net non-current deferred tax asset	$4,451	$19,016

At December 31, 2005, Kforce had federal net operating loss carryforwards (“NOLs”) of approximately $45,934 related to net operating losses in 2002 and 2004 and the recording of Hall Kinion federal NOLs, both of which expire in varying amounts through 2024. Further, Kforce has approximately $55,101 of state tax NOLs at December 31, 2005, which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2022.

Kforce incurred NOLs for both federal and state income tax purposes in 2004 and in years prior to 2003. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the NOLs will be utilized for tax purposes, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce had net income during 2003, and portions of the deferred tax assets were recognized by reducing such assets and the related valuation allowances by $2,200, instead of providing any 2003 income tax expense other than certain state tax expense for which corresponding state tax carryforwards were not available. In 2004, Kforce recognized a tax benefit of $13,537, which consisted of the reversal of the valuation allowance totaling $19,250, net of current and deferred tax expense of $5,713. Kforce continues to carry a $1,366 valuation allowance at December 31, 2005, offsetting federal and state NOL carryforwards for which a “more likely than not” conclusion for tax purposes could not be reached. $474 of this valuation allowance relates to net deferred tax assets recorded in conjunction with the acquisition of Hall Kinion. Therefore, if this portion of the valuation allowance is reversed at a future date, the related tax benefit will be recorded as an offset to goodwill previously recognized in conjunction with this acquisition. Also in 2004, Kforce reversed $21,841 of valuation allowances related to deferred tax assets recorded in conjunction with the Hall Kinion acquisition. The reversal of these valuation allowances has been recorded as an offset to Goodwill recognized in this acquisition.

Kforce is periodically subject to U.S. Internal Revenue Service audits for various tax years. Kforce is also periodically subject to state and other local income tax audits for various tax years. At December 31, 2005, one state income tax audit for which no final determination has been made was in progress. During 2005, an income tax audit for a state was concluded with no material adverse assessments.

4. OTHER ASSETS

	DECEMBER 31,
	2005	2004
Cash surrender value of life insurance policies (Note 9)	$10,831	$8,452
Capitalized software, net of amortization	7,592	3,009
Prepaid rent – headquarters, net of amortization	1,073	1,184
Deferred merger and acquisition costs	198	178
Deferred loan costs, net of amortization	242	279
Cash flow hedge asset (Note 7)	—	37
Other non-current assets	312	277

	$20,248	$13,416

Cash surrender value of life insurance policies relates to policies maintained by Kforce that could be used to fund obligations under the Deferred Compensation Plan (Note 9).

Kforce purchased capitalized software for $2,911 and $2,289 during 2005 and 2004, respectively. Accumulated amortization on capitalized software was $4,508 and $3,081 as of December 31, 2005 and 2004, respectively. In addition, Kforce capitalized costs related to software developed for internal use totaling $3,134 and $976 in 2005 and 2004, respectively. Amortization expense on capitalized software during 2005, 2004 and 2003 was $1,459, $750 and $976, respectively.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. During the year ended December 31, 2004 it was determined that time entry software purchased but not implemented by Kforce could not be customized to meet Kforce’s requirements. Based on this determination Kforce recognized an impairment loss of $498 which included $305 in capital software costs and $193 of maintenance costs. For the years ended December 31, 2005 and 2003, it was determined that there were no impairments. The impairment losses are recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

As part of the agreement with the landlord of Kforce’s corporate headquarters, Kforce was required to prepay lease costs relating to building upgrades above a base amount. This amount is being amortized over the 15 year term of the lease.

Deferred merger and acquisition costs of $198 and $178 were capitalized in connection with Kforce’s agreement to acquire PCCI as of December 31, 2005 (Note 16) and asset purchase agreement with VistaRMS, Inc. as of December 31, 2004 (Note 6), respectively. The cost deferred and capitalized as of December 31, 2005 will be recorded as additional purchase price upon the close of the transaction with PCCI. The deferred merger and acquisition costs of $178 as of December 31, 2004 were capitalized are recorded as part of the purchase price of VistaRMS, Inc.

Accumulated amortization on deferred loan costs was $8 and $2,221 as of December 31, 2005 and 2004, respectively. In November 2005, Kforce signed the Seventh Agreement to our Credit Facility. As a result, the fully amortized expense relating to previous agreements was written off. Amortization expense on deferred loan costs was $288, $335 and $335 in 2005, 2004 and 2003, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce completed annual tests for goodwill impairment as required and found no impairment existed at December 31, 2005, 2004 or 2003.

In accordance with SFAS 141, “Business Combinations” Kforce assigned, based on a valuation analysis performed by an independent firm, $2,800 to customer list intangible assets and $200 related to non-compete agreements in the acquisition of Vista (Note 6). In 2004, Kforce assigned, based on a valuation analysis performed by an independent firm, $10,000 to customer list intangible assets and $870 related to the OnStaff trade name in the acquisition of Hall Kinion (Note 6). The remaining value of intangible assets relates to customer lists and non-compete agreements acquired during 2001 that are being amortized over four years. Accumulated amortization on intangible assets from acquisitions was $6,211 and $2,709 as of December 31, 2005 and 2004, respectively. Amortization expense on intangible assets from acquisitions for 2005, 2004 and 2003 was $3,502, $1,836 and $419, respectively. For existing intangible assets from acquisitions, amortization expense for 2006, 2007, 2008, 2009 and 2010 will be $3,258, $3,258, $1,841, $105 and $4, respectively.

6. ACQUISITIONS AND DIVESTITURES

FOR THE YEAR ENDED DECEMBER 31, 2005

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

As consideration for the purchase, Kforce issued 2,348 shares of Kforce stock of which 1,233 were held in escrow under the terms of the agreement. The Kforce stock was valued at a price of $11.57 per share, the average market price of the shares from the period 5 days before and after the date the agreement was signed and announced. At December 31, 2005, 1,584 shares were issued under the terms of the agreement, with a total addition to equity of $18,324, and 450 shares remained in escrow. Kforce also incurred $455 in transaction costs, which includes $179 of transaction costs paid in 2004, and assumed net liabilities of $663. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$18,324
Transaction costs	455

Total purchase price	$18,779

Goodwill	$16,442
Customer lists	2,800
Non-compete agreements	200
Net liabilities acquired	(663)

Total purchase price	$18,779

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$10,031
Other assets	75

Total assets acquired	10,106

Current liabilities	5,347
Debt	2,467
Long-term liabilities	2,955

Total liabilities assumed	10,769

Net liabilities assumed	$663

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

The $16,442 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Technology business segment. This goodwill is not deductible for tax purposes.

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

As consideration for the purchase of the common stock, Kforce issued 5,742 shares of Kforce stock at a price of $8.95 a share, the market price of the shares on the date of issuance, with a total addition to equity of $51,388. Kforce also incurred $13,899 in transaction costs, which includes approximately $1,459 of transaction costs paid in 2003. Additionally, Kforce assumed net assets of $10,152 and bought out potential future earnouts related to OnStaff for $2,500. Kforce recorded an adjustment to the assets acquired of $209 in 2005 due to changes to the net deferred tax assets realized in 2005 increasing goodwill by $209. The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$51,388
Transaction costs	13,899
Future earnouts – OnStaff	2,500

Total purchase price	$67,787

Goodwill	$46,765
Customer lists	10,000
Trade name	870
Net assets acquired	10,152

Total purchase price	$67,787

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$2,827
Other current assets	19,895
Furniture and equipment	586
Other assets	21,657

Total assets acquired	44,965

Current liabilities	14,233
Long-term debt	10,638
Other long-term liabilities	9,942

Total liabilities assumed	34,813

Net assets acquired	$10,152

Included in other current assets and other assets above is a net deferred tax asset of $23,266 that was acquired in conjunction with the acquisition.

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

The $46,765 of remaining excess purchase price was assigned to goodwill. This goodwill has been allocated to the Technology and Finance and Accounting business segments. This goodwill is not deductible for tax purposes.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the acquisition of Vista and Hall Kinion as if they had occurred on January 1, 2003. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	2005	2004	2003
Revenues	$806,713	$772,681	$690,809
Net income (loss)	$22,403	$21,379	$(13,148)
Basic income (loss) per share	$.58	$.55	$(.34)
Diluted income (loss) per share	$.55	$.53	$(.34)
Basic shares outstanding	38,762	38,637	38,290
Diluted shares outstanding	40,850	40,512	38,290

7. CREDIT FACILITY

On October 28, 2005, Kforce entered into a Seventh Amendment to the Credit Facility (the “Extended Credit Facility”) with a syndicate led by Bank of America. Under the Extended Credit Facility, Kforce’s maximum borrowings are limited to

$100,000. In addition, Kforce has the right under the Extended Credit Facility to increase the maximum borrowings available to $140,000 under an accordion feature. Borrowings under the Extended Credit Facility are limited to 85% of eligible accounts receivable. Under the Extended Credit Facility, Kforce may have loans outstanding with a rate of LIBOR plus 1.25% or Prime minus 0.25%. To the extent that Kforce has unused availability under the Extended Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $250 upon entering into the Extended Credit Facility, and is also required to pay an annual administrative fee of $50. Borrowings under the Extended Credit Facility are secured by all of the assets of Kforce. Under the Extended Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements, and is permitted to make dividend distributions if borrowing availability under the Extended Credit Facility is not less than $15,000 after giving effect to the distributions. Kforce has been in compliance with the minimum availability and fixed charge coverage ratio requirements at all times during the history of the Extended Credit Facility. The Extended Credit Facility expires on November 3, 2010.

In March, April and May of 2003, we entered into four fixed interest rate swap contracts for a total notional amount of $22,000 expiring in March and May of 2005. The contracts, which have been classified as cash flow hedges pursuant to SFAS 133, as amended, effectively converted $22,000 of our outstanding debt under the Credit Facility to a fixed rate basis at an annual rate of approximately 4%, thus reducing the impact of interest rate changes on future income. One of these contracts expired on March 29, 2005. Subsequent to March 29, 2005, the remaining contracts effectively converted $12,000 of our outstanding debt under the credit facility to a fixed rate basis of approximately 4% until their expiration on May 31, 2005. After the expiration of the remaining interest rate swap contracts and prior to Kforce entering into the Extended Credit Facility, Kforce’s interest rate on the entire Credit Facility returned to rates ranging from Prime to Prime plus .75% or LIBOR plus 1.75% to LIBOR plus 3.25% pursuant to certain financial performance targets as set forth in the original Amended Credit Facility.

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20,000 to $135,000. At December 31, 2005, we had repurchased 20,368 shares for $114,857 under this plan. 751 shares have been repurchased during 2005 for $5,912. Therefore, $20,143 was available under the current board authorization as of December 31, 2005. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Borrowings under the Credit Facility were $35,000 and $34,100 as of December 31, 2005 and 2004, respectively.

8. OTHER LONG-TERM LIABILITIES

	DECEMBER 31,
	2005	2004
Deferred compensation plan liability (Note 9)	$8,902	$8,278
Straight-line rent accrual	1,864	1,559
Corporate Income Tax Payable - Federal Non Current	1,172	—
Accrued rent, long-term	919	1,699

	$12,857	$11,536

Kforce has a non-qualified deferred compensation plan pursuant to which eligible Kforce management and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment.

Kforce has accrued the net present value of rent for the minimum required lease payments on vacant properties and the net rent payable after sublease payments on sublet properties, at interest rates of 4% to 9%. In addition to the non-current amounts of $919 and $1,699 for 2005 and 2004 included above, respectively, net lease payments scheduled within the next 12 months of $1,016 and $2,431 for 2005 and 2004, respectively, have been included in accounts payable and other current liabilities.

Future minimum lease payments and receipts for accelerated leases and subleases under non-cancelable operating leases are summarized as follows:

	2006	2007	2008	2009	Thereafter
Lease payments	$1,944	$1,631	$721	$—	$—
Sublease receivables	928	875	425	—	—

Net leases payable	$1,016	$756	$296	$—	$—

Expenses of $64, $684 and $272 were recognized during 2005, 2004 and 2003, respectively, to record accrued rent related to vacated or subleased properties. The straight-lining of escalating rent payments relates primarily to Kforce’s corporate headquarters facility lease (Note 12). These expenses are included in SG&A.

9. EMPLOYEE BENEFIT PLANS

401(k) SAVINGS PLAN

Kforce has a qualified defined contribution 401(k) plan covering substantially all employees. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Kforce has accrued a match of $813 for the plan year ended December 31, 2005. A match of $643 was made in 2005 for the plan year ended December 31, 2004. A match of $475 was made in 2004 for the plan year ended December 31, 2003. Assets of this plan are held in trust for the sole benefit of employees.

At December 31, 2005, 2004, and 2003, the Plan held 660, 862, and 981 shares, respectively, of Kforce’s stock, representing approximately 1.71%, 2.31% and 3.21%, respectively, of Kforce’s outstanding shares.

EMPLOYEE STOCK PURCHASE PLAN

Kforce has an Employee Stock Purchase Plan which allows all employees to purchase stock at a 15% discount from the lower of the market price of Kforce’s common stock at the beginning or end of the six month purchase period and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. During 2005, 2004, and 2003, respectively, Kforce issued 128, 121, and 162 shares of common stock, at an average purchase price of $7.57, $6.18 and $3.49 per share, pursuant to the plan. These shares were transferred to the plan from Kforce’s treasury stock. Of the 128 shares issued in 2005, Kforce issued 55 of the shares at an average price of $7.96 and 73 shares at an average price of $7.19. Of the 121 shares issued in 2004, Kforce issued 69 of the shares at an average price of $4.34 and 52 shares at an average price of $8.02. Of the 162 shares issued in 2003, Kforce issued 74 of the shares at an average price of $3.38 and 88 shares at an average price of $3.59. In January 2006, Kforce issued 104 shares at an average price of $7.21, related to employee contributions made during the second half of 2005. Effective January 1, 2006, Kforce’s Employee Stock Purchase Plan was revised to reduce the discount on the purchase of shares from 15% to 5%, and to eliminate the look back period.

DEFERRED COMPENSATION PLAN

Kforce has a nonqualified deferred compensation plan pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer part of their compensation to later years. These amounts are classified as accounts payable and other accrued liabilities if due to be paid within the next year or as other long-term liabilities if due to be paid out after the next year or upon retirement or termination of employment. At December 31, 2005 and 2004, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $1,246 and $966, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $8,902 and $8,278 as of December 31, 2005 and 2004, respectively. Kforce has insured the lives of the participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender value of these Kforce-owned life insurance policies, $10,831 and $8,452 at December 31, 2005 and 2004, respectively, are classified as other assets (Note 4). Compensation expense of $700, $731, and $1,375 was recognized for the plan for the years ended December 31, 2005, 2004, and 2003, respectively. Kforce has accrued a discretionary matching contribution of $140, 10 percent of contributions, for the plan year ended December 31, 2005. A match of $161 was made by Kforce in 2005 for the plan year ended December 31, 2004. A match of $120 was made by Kforce in 2004 for the plan year ended December 31, 2003.

10. STOCK INCENTIVE PLANS

In 1994, Kforce established the Employee Incentive Stock Option Plan that allows the issuance of Incentive Stock Options. The Employee Incentive Stock Option Plan was subsequently amended in 1996 to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock. The number of shares of common stock that may be issued under the plan was increased from 6,000 at inception to 12,000 in 2001. The Employee Incentive Stock Option Plan expired in March of 2005.

During 1995, Kforce established the Non-Employee Director Stock Option Plan, which authorized the issuance to non-employee directors of options to purchase common stock. The maximum number of shares of common stock that can be issued under this plan is 400. The Non-Employee Director Stock Option Plan expired in October of 2005.

A summary of Kforce’s stock option and restricted stock activity is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED
Outstanding as of December 31, 2002	5,869	319	6,188	$8.52
Granted	907	—	907	$4.14	$1.96
Exercised	(359)	—	(359)	$4.37
Forfeited	(248)	—	(248)	$10.69

Outstanding as of December 31, 2003	6,169	319	6,488	$8.05
Granted	1,605	—	1,605	$8.19	$4.78
Exercised	(1,246)	—	(1,246)	$4.94
Forfeited	(67)	—	(67)	$9.90

Outstanding as of December 31, 2004	6,461	319	6,780	$8.63
Granted	390	—	390	$11.00	$4.93
Exercised	(420)	—	(420)	$5.10
Forfeited	(257)	—	(257)	$10.97

Outstanding as of December 31, 2005	6,174	319	6,493	$8.85

Exercisable at December 31:
2003	3,972	319	4,291
2004	5,457	319	5,776
2005	6,174	319	6,493

On September 9, 2004, the Compensation Committee of the Board of Directors of Kforce accelerated stock options for all current employees that would otherwise have been unvested on January 1, 2005. Options to purchase a total of 855,662 shares of Kforce’s common stock were accelerated. These options were held by fifteen employees, including options to purchase an aggregate of 748,162 shares of Kforce’s common stock held by six Executive Officers.

Effective December 22, 2005, the former Chief Marketing Officer ceased being employed by Kforce. Kforce expects the other affected employees to continue to provide services through their applicable original vesting dates; therefore, the only expense recorded as a result of the above acceleration and subsequent termination of employment was $130 in December 2005. If the remaining affected employees were to terminate their employment prior to the applicable original vesting dates, the maximum future expense would be approximately $751 with such amount being reduced to approximately $59 after the scheduled vesting dates in January 2006 passed.

Options expire at the end of ten years from the date of grant.

The following table summarizes information about employee and director stock options:

	OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2005 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)
$ 0.000 - $ 3.150	586	7.8	$1.38
$ 3.151 - $ 6.300	1,661	5.6	$4.59
$ 6.301 - $ 9.450	1,694	4.8	$8.01
$ 9.451 - $12.600	1,209	7.5	$11.03
$12.601 - $15.750	1,040	3.8	$14.29
$15.751 - $18.900	2	1.9	$18.06
$18.901 - $22.050	1	1.8	$20.62
$22.051 - $25.200	213	2.1	$22.37
$25.201 - $28.350	87	2.3	$27.81

	6,493	5.5	$8.85

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT DECEMBER 31, 2005 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)
$ 0.000 - $ 3.150	288	$2.82
$ 3.151 - $ 6.300	1,654	$4.58
$ 6.301 - $ 9.450	1,694	$8.01
$ 9.451 - $12.600	1,209	$11.03
$12.601 - $15.750	1,040	$14.29
$15.751 - $18.900	2	$18.06
$18.901 - $22.050	1	$20.62
$22.051 - $25.200	213	$22.37
$25.201 - $28.350	87	$27.81

	6,188	$9.28

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

In February 2003, Kforce granted 192 shares of restricted stock to certain members of senior management as a component of compensation. The shares, which were originally scheduled to vest in February of 2005, were accelerated by Kforce on November 30, 2004. During 2003 and 2004 Kforce recognized $136 and $163, respectively, of compensation expense for the straight line amortization of the vesting over two years. Kforce recognized an additional $27 of expense in 2004 due to the acceleration.

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

Kforce recognized $1,665 of compensation in relation to these grants for the year ended December 31, 2005.

Tax benefits resulting from disqualifying dispositions of shares acquired under Kforce’s Employee Incentive Stock Option Plan were $341, $611 and $0 in 2005, 2004 and 2003, respectively. These tax benefits have been credited to additional paid-in-capital in the accompanying Consolidated Balance Sheets.

11. SEVERANCE COSTS

In 2005, Kforce incurred compensation expense of $1,106 for severance costs upon the termination of a named officer. These costs are a component of SG&A in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Future minimum lease payments, inclusive of accelerated lease payments (Note 8), under non-cancelable capital and operating leases are summarized as follows:

	2006	2007	2008	2009	2010	Thereafter
Capital Leases
Present values of payments	$1,901	$1,719	$669	$—	$—	$—
Interest	219	177	94	—	—	—

Cap Lease Payments	2,120	1,896	763	—	—	—

Operating Leases
Facilities	8,591	6,500	4,206	2,623	2,495	15,748
Equipment	774	309	139	1	—	—
Furniture	359	67	66	57	1	—

Total Operating Leases	9,724	6,876	4,411	2,681	2,496	15,748

Total Leases	$11,844	$8,772	$5,174	$2,681	$2,496	$15,748

Kforce acquired $3,589 and $2,247 of computer equipment under capital leases in 2005 and 2004, respectively. Capital lease payments made in 2005 totaled $1,581, inclusive of imputed interest of $260. Interest on capital leases is calculated using an interest rate of 9%.

Rental expense under operating leases was $10,758, $13,195, and $14,784 for 2005, 2004 and 2003 respectively.

On September 14, 2001, Kforce executed an agreement for lease of its new headquarters and consolidation of its Tampa operations. Kforce has classified the lease as an operating lease. Significant terms included the prepayment of rent in the amount of $2,200. The prepayment is being amortized over the 15 year term of the lease. Kforce is required to make minimum annual lease payments escalating from approximately $1,929 to $2,949, which are included in the above future minimum lease payments. $1,901 and $2,388, respectively, related to the present value of future minimum lease payments on capital leases, are included in other current debt and long-term debt-other in the accompanying Consolidated Balance Sheet as of December 31, 2005.

OTHER FINANCING COMMITMENTS

Kforce entered into financing agreements related to the purchase of capitalized software valued at $1,799 and $893 during the years ended December 31, 2005, and 2004, respectively. Future payments under the agreements are $994 and $780, inclusive of interest of $10 and $1 for the years ended December 31, 2006 and 2007, respectively. Payments under the agreements totaled $754 inclusive of $20 of interest in 2005. $984 and $779, respectively, related to the present value of future payments under these agreements, are included in other current debt and long term debt – other in the accompanying Consolidated Balance Sheet as of December 31, 2005.

LETTERS OF CREDIT

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit outstanding for workers compensation and property insurance totaling $1,272 and for facility lease deposits totaling approximately $4,456.

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

EMPLOYMENT AGREEMENTS

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six month to three-year period under certain circumstances. The agreements also provide for a payment of one to three times their annual salary and one half to three times their average annual bonus if a change in control (as defined by the agreements) of Kforce occurs and include a covenant against competition with Kforce that extends for one year after termination for any reason. Kforce’s liability at December 31, 2005, would have been approximately $25,618 in the event of a change in control or $18,076 if all of the employees under contract were to be terminated by Kforce without good cause (as defined) under these contracts.

13. SEGMENT ANALYSIS

Kforce reports segment information in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining Kforce’s reportable segments. Kforce’s internal reporting follows its three functional service offerings: Technology, Finance and Accounting, and Health and Life Sciences. Kforce also reports Flexible billings and Search fees separately by segment.

Historically, and through December 31, 2005, Kforce has generated only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

Information concerning operations in these segments of business is as follows:

	TECHNOLOGY	FINANCE AND ACCOUNTING	HEALTH AND LIFE SCIENCES	TOTAL
2005
Net service revenues
Flexible billings	$352,743	$211,873	$182,775	$747,391
Search fees	18,037	31,834	5,003	54,874

Total revenue	$370,780	$243,707	$187,778	$802,265
Gross profit	$109,856	$93,310	$56,823	$259,989

2004
Net service revenues
Flexible billings	$294,598	$169,411	$156,071	$620,080
Search fees	11,397	26,058	3,916	41,371

Total revenue	$305,995	$195,469	$159,987	$661,451
Gross profit	$84,513	$73,263	$46,108	$203,884

2003
Net service revenues
Flexible billings.	$216,609	$103,630	$144,972	$465,211
Search fees	7,162	19,157	4,055	30,374

Total revenue	$223,771	$122,787	$149,027	$495,585
Gross profit	$61,646	$48,586	$43,736	$153,968

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	MAR 31	JUN 30	SEPT 30	DEC 31
2005
Net service revenues	$192,900	$198,470	$207,293	$203,602
Gross profit	60,028	64,064	68,389	67,508
Net income	3,079	5,669	6,713	6,860
Net earnings per share-basic	$.08	$.15	$.17	$.18
Net earnings per share-diluted	$.08	$.14	$.17	$.17
2004
Net service revenues	$130,208	$152,162	$188,862	$190,219
Gross profit	38,708	47,261	57,875	60,040
Net income	1,067	251	6,047	17,646
Net earnings per share-basic	$.03	$.01	$.16	$.48
Net earnings per share-diluted	$.03	$.01	$.16	$.45

$12,636 of net income in the fourth quarter of 2004 relates to net tax benefit recorded in that quarter. See Note 3 for further discussion.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	2005	2004	2003
Cash paid (received) during the period for:
Income taxes	$(29)	$(399)	$(441)
Interest, net	1,888	1,841	1,314

Non-Cash Transaction Information:
Cash flow hedges, net of taxes	(37)	188	151
Tax benefit from disqualifying dispositions of stock options	341	611	—
Common Stock Transactions:
Deferred compensation plan transactions	—	—	80
Employee stock purchase plan	(961)	714	566
Issuance of stock in an acquisition	18,324	51,388	—
Restricted stock issued or assigned in lieu of compensation, net of forfeitures	—	3,143	349
Software acquired under financing agreement	1,799	893	—
Equipment acquired under capital lease	3,589	2,247	—
Non cash gain on sale of Board Network	74	—	—

Cash used in connection with acquisition, net:
Transaction costs	$277	$12,441	$—
Payment of acquired business bank line of credit	2,467	10,638	—
Payment of 2003 OnStaff earnout	—	4,210	—
Buyout of future OnStaff earnout	—	2,500	—
Payment of acquired business long-term liability	—	1,050	—
Cash received in acquisition	—	(2,827)	—
Transaction costs – Hall Kinion tax adjustments	58	—
Cash over draft received in acquisition	101	—	—

	$2,903	$28,012	$—

16. SUBSEQUENT EVENT

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation (“PCCI”), H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000 (the “Purchase Price”) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. To the extent that escrowed funds remain after satisfaction of PCCI’s indemnification obligations and Purchase Price adjustments, those amounts will be released to PCCI and accounted for as Purchase Price as of the date the proceeds are issuable from the escrow.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), produced revenue of approximately $95,000 in technology staffing and the Federal government IT services sector over the last 12 months. Approximately 35% of that revenue was generated in the government sector. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the Federal government and commercial sectors. Because the closing occurred in 2006, none of PCCI’s results of operations have been included in Kforce’s consolidated financial statements as of December 31, 2005. Kforce is currently in the process of allocating the purchase price to the fair values of the assets and liabilities acquired in conjunction with the acquisition.

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

COLUMN A	COLUMN B		COLUMN C		COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)		BALANCE AT END OF PERIOD
Allowance for doubtful accounts and fallouts	2003 2004 2005	$5,827 5,624 6,268	$(394 1,846 38)	$1,150 1,431 1,967	$(959 (2,633 (3,174	) ) )	$5,624 6,268 5,099

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income.
(b)	Deductions include writeoffs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts and fallouts.

(c)	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC

Date: March 3, 2006	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 3, 2006	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 3, 2006	By:	/s/ JOSEPH J. LIBERATORE

Joseph J. Liberatore
Senior Vice President, Chief Financial Officer

(Principal Financial Officer)

Date: March 3, 2006	By:	/s/ ANTHONY B. PETITT
Anthony B. Petitt
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Date: March 3, 2006	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: March 3, 2006	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: March 3, 2006	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: March 3, 2006	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: March 3, 2006	By:	/s/ PATRICK D. MONEYMAKER
Patrick D. Moneymaker
Director

Date: March 3, 2006	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: March 3, 2006	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: March 3, 2006	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman, Vice President and Director

Date: March 3, 2006	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.2	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.3	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended and Restated Bylaws. (1)

3.2a	Amendment to the Amended & Restated Bylaws. (5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.9	Form of Stock Certificate. (1)

10.3	Amended and Restated Credit Agreement dated as of November 3, 2000. (7)

10.3a	First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 2000. (8)

10.3b	Second Amendment to the Amended and Restated Credit Agreement dated as of February 12, 2001. (7)

10.3c	Third Amendment to the Amended and Restated Credit Agreement dated as of January 1, 2002. (8)

10.3d	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002. (9)

10.3e	Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 5, 2002. (10)

10.3f	Sixth Amendment to the Amended and Restated Credit Agreement dated as of August 26, 2004. (11)

10.3g	Waiver related to the Amended and Restated Credit Agreement dated as of April 21, 2005. (13)

10.3h	Waiver related to the Amended and Restated Credit Agreement dated as of August 3, 2005. (14)

10.3i	Seventh Amendment to the Amended and Restated Credit Agreement dated as of October 28, 2005. (15)

10.3j	Corrective Modification to the Seventh Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2005. (16)

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

23	Consent of Deloitte & Touche LLP

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(7)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2001.
(8)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2002.
(9)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed November 14, 2002.
(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed December 6, 2002.
(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed August 31, 2004.
(12)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.
(13)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed May 6, 2005.
(14)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed August 8, 2005.
(15)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 3, 2005.
(16)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 7, 2005.