Form 10-Q
period 2006-03-31
KFORCE  INC
filed 2006-05-05
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 4, 2006 the registrant had 39,572,268 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$427	$37,104
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,302 and $5,099, respectively	130,191	99,354
Income tax refund receivable	2,153	72
Current deferred tax asset, net	13,929	15,793
Prepaid expenses and other current assets	8,124	3,236

Total current assets	154,824	155,559

Fixed assets, net	10,402	10,148
Non-current deferred tax asset, net	3,630	4,451
Other assets, net	26,298	20,248
Intangible assets, net	13,313	9,336
Goodwill	171,339	125,004

Total assets	$379,806	$324,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$22,430	$19,808
Accrued payroll costs	45,812	39,332
Bank overdrafts	5,231	146
Other current debt	2,960	2,885
Income taxes payable	1,659	849

Total current liabilities	78,092	63,020

Long-term debt – credit facility	62,421	35,000
Long-term debt – other	2,650	3,167
Other long-term liabilities	12,999	12,857

Total liabilities	156,162	114,044

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 58,650 and 57,895 issued, respectively	587	579
Additional paid-in capital	283,879	278,486
Unamortized stock-based compensation	—	(1,094)
Retained earnings	45,751	39,694
Less reacquired shares at cost; 19,151 and 19,238 shares, respectively	(106,573)	(106,963)

Total stockholders’ equity	223,644	210,702

Total liabilities and stockholders’ equity	$379,806	$324,746

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005
Net service revenues	$222,298	$192,900
Direct costs of services	148,296	132,872

Gross profit	74,002	60,028

Selling, general and administrative expenses	60,482	52,285
Depreciation and amortization	2,506	1,755

Income from operations	11,014	5,988

Other expense, net	807	503

Income before income taxes	10,207	5,485

Income tax provision	4,150	2,406

Net income	6,057	3,079

Other comprehensive loss:
Cash flow hedges, net of taxes	—	18

Comprehensive income	$6,057	$3,061

Earnings per share – Basic	$.15	$.08

Weighted average shares outstanding – Basic	39,103	38,153

Earnings per share – Diluted	$.15	$.08

Weighted average shares outstanding - Diluted	41,411	40,026

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2006
Common stock - shares:
Shares at beginning of period	57,895
Exercise of stock options	438
Stock issued for business acquired	225
Issuance of restricted stock	92

Shares at end of Period	58,650

Common stock - par value:
Balance at beginning of period	$579
Exercise of stock options	5
Stock issued for business acquired	2
Issuance of restricted stock	1

Balance at end of Period	$587

Additional paid in capital:
Balance at beginning of period	$278,486
Exercise of stock options	2,610
Stock issued for business acquired	2,600
Reclassification of unamortized stock-based compensation to additional paid-in capital	(1,094)
Tax benefit from disqualifying dispositions of stock options	826
Stock-based compensation	281
Issuance of restricted stock	(1)
Employee stock purchase plan	171

Balance at end of Period	$283,879

Unamortized stock-based compensation:
Balance at beginning of period	$(1,094)
Reclassification of unamortized stock-based compensation to additional paid-in capital	1,094

Balance at end of Period	$—

Retained earnings:
Balance at beginning of period	$39,694
Net income	6,057

Balance at end of Period	$45,751

Treasury stock - shares:
Shares at beginning of period	19,238
Employee stock purchase plan	(104)
Treasury stock purchases	17

Shares at end of Period	19,151

Treasury stock - cost:
Balance at beginning of period	$(106,963)
Employee stock purchase plan	576
Treasury stock purchases	(186)

Balance at end of Period	$(106,573)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$6,057	$3,079
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Deferred income tax provision, net	4,049	2,344
Depreciation and amortization	2,506	1,755
Provision for bad debts on accounts receivable and fallouts	1,005	421
Excess tax benefit attributable to option exercises	(557)	—
Deferred compensation expense (reductions), net	404	(206)
(Gain) loss on cash surrender value of company owned life insurance	(391)	220
Stock-based compensation	281	393
Amortization of alternative long-term incentive award	97	—
Gain on asset sales/disposals	(4)	(63)
(Increase) decrease in operating assets:
Trade receivables	(13,716)	(8,965)
Prepaid expenses and other current assets	(2,941)	(1,799)
Income tax refund receivable	53	289
Other assets, net	(991)	(1,068)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(3,296)	(5,072)
Accrued payroll costs	2,007	6,191
Bank overdrafts	5,085	4,860
Income taxes payable	(31)	(240)
Other long-term liabilities	(689)	(49)

Cash (used in) provided by operating activities	(1,072)	2,090

Cash flows used by investing activities:
Acquisitions, net of cash received	(64,609)	(2,781)
Capital expenditures	(823)	(1,246)
Cash proceeds from sale of assets	4	93

Cash used in investing activities	(65,428)	(3,934)

Cash flows from financing activities:
Proceeds from bank line of credit	143,953	87,815
Payment of bank line of credit	(116,532)	(86,385)
Proceeds from exercise of stock options	2,614	622
Excess tax benefit attributable to option exercises	557	—
Payment of capital expenditure financing	(583)	(382)
Repurchase of common stock	(186)	—

Cash provided by financing activities	29,823	1,670

Decrease in cash and cash equivalents	(36,677)	(174)
Cash and cash equivalents at beginning of period	37,104	363

Cash and cash equivalents at end of period	$427	$189

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$291	$113
Interest	434	467
Supplemental non-cash transaction information:
Issuance of stock in acquisition	2,602	17,331
Tax benefit from disqualifying dispositions of stock options	269	197
Employee stock purchase plan	747	438
Equipment acquired under capital lease	141	680
Decrease in cash flow hedges	—	18
Cash used in connection with acquisitions, net:
Transaction costs, net of escrow funds not included in purchase price	$58,377	$203
Escrow funds not included in purchase price	6,000	—
Cash overdraft received in acquisition	232	101
Payment of acquired business bank line of credit	—	2,467
Tax adjustments	—	10

	$64,609	$2,781

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries is a provider of professional staffing services in 75 locations in 43 markets in the United States. Kforce provides its customers staffing services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) staffing specialties. Kforce provides flexible staffing services (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. Kforce serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

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

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write offs. Kforce performs an ongoing analysis of factors including recent write off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 4.6% as of March 31, 2006. No single client had a receivable balance greater than 3.4% of the total accounts receivable and the top ten clients represent approximately 17.6% of the total accounts receivable balance.

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

Goodwill and Intangible Assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall Kinion to the OnStaff trade name. This asset has been determined to have an indefinite life and is not being amortized. Accumulated amortization on intangible assets was $7,234 and $6,211 as of March 31, 2006 and December 31, 2005, respectively. Amortization expense on intangible assets was $1,023 and $834 for the quarters ending March 31, 2006 and 2005, respectively. For existing intangible assets from acquisitions, the estimated aggregate amortization expense for the years ending December 31, 2006, 2007, 2008 and 2009 will be $4,404, $4,508, $3,091, and $1,355, respectively.

Impairment of Long-Lived Assets. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $287 during the three months ended March 31, 2006.

Deferred Loan Costs. Costs incurred to secure Kforce’s Credit Facility were capitalized and are being amortized over the term of the related agreement using the straight-line method.

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

Stock-Based Compensation. In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On January 1, 2006, Kforce adopted SFAS 123R using the modified prospective method, and the adoption of this standard did not have a material impact on Kforce’s consolidated financial statements because all of Kforce’s outstanding stock options were fully vested as of December 31, 2005.

Kforce applied the intrinsic-value method under APB Opinion 25 in accounting for options issued and fully vested prior to December 31, 2005, and has disclosed the effect on net income and earnings per share as if Kforce had applied the fair value recognition provisions of SFAS 123R to stock-based employee and non-employee compensation. As of March 31, 2006, Kforce has two stock-based compensation plans currently under which options are outstanding, an employee incentive stock option plan (the “Employee Incentive Stock Option Plan”) and a non-employee director stock option plan (the “Non-Employee Director Stock Option Plan”). The Employee Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan expired in March and October of 2005, respectively. No stock-based employee compensation expense attributable to stock options is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grants.

The table below illustrates the effects on Kforce’s net income and earnings per share had compensation cost for Kforce’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123R.

Pro Forma Three months ended March 31, 2005
Net income:
As Reported (a)	$3,079
Compensation expense per SFAS 123, net of related tax benefits	(1,175)

Pro forma net income	$1,904

Earnings per share:
Basic:
As Reported	$.08
Pro forma	$.05
Diluted:
As Reported	$.08
Pro forma	$.05

(a)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under SFAS 123R and APB 25 and therefore, has no impact on the pro forma net income.

For purposes of determining the compensation expense per SFAS 123R, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%. Weighted average expected option term and volatility were based on the historical average term of options and historical volatility of Kforce stock.

Self-Insurance. Kforce offers employee benefit programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250 for each workers compensation accident and up to $250 annually for each health insurance participant. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

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

Earnings Per Share. Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested restricted stock grants and shares held in escrow related to the purchase of VistaRMS, Inc (Note E).

Options to purchase 1,388 and 2,693 shares of common stock for the three months ended March 31, 2006 and 2005, respectively, were not included in the computations of diluted earnings per share because these options were anti-dilutive. The dilutive effect of options to purchase 4,396 and 3,992 shares of common stock and 213 and 318 shares of restricted stock are included in the computations of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements

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

NOTE B – ALTERNATIVE LONG-TERM INCENTIVE GRANT

On February 22, 2006, Kforce granted to certain members of senior management an alternative long term incentive totaling $1,744 (the “ALTI”). The terms of the ALTI grant state that the ALTI vests fully on January 1, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 1, 2008. In addition, if the average closing price of Kforce’s common stock during the period of January 1, 2006 to December 31, 2006, is below $6.70, the full amount of the ALTI is forfeited. Kforce has valued this grant using a Monte Carlo simulation at $1,727 as of March 31, 2006, and is amortizing this value over the vesting period of February 22, 2006 to January 1, 2008. Accordingly, during the quarter ended March 31, 2006, Kforce recorded $97 of compensation expense related to the ALTI. Going forward, the fair value of the ALTI determined under the Monte Carlo simulation will be updated quarterly, and remaining amortization expense will be adjusted for changes in the value of the ALTI.

NOTE C – CONTINGENCIES

Kforce is involved in a number of claims and lawsuits that arise in the ordinary course of business. Although management does not expect any of these claims or lawsuits to have a material adverse effect on Kforce’s financial condition, such matters are subject to inherent uncertainties and risks.

NOTE D - STOCK INCENTIVE PLANS

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

A summary of Kforce’s stock option and restricted stock activity for the quarter ended March 31, 2006 is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED	TOTAL INTRINSIC VALUE OF OPTIONS EXERCISED
Outstanding as of December 31, 2005	6,174	319	6,493	$8.85
Granted	—	—	—	—	$—
Exercised	530	—	530	$4.93		$3,678
Forfeited	16	—	16	$17.25

Outstanding as of March 31, 2006	5,628	319	5,947	$9.18

Exercisable at March 31 2006	5,628	319	5,947

Options expire at the end of ten years from the date of grant. Kforce issues new shares upon exercise of options.

The following table summarizes information about employee and director stock options:

	OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT MARCH 31, 2006 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000 - $ 3.150	426	7.6	$1.45	$4,817
$ 3.151 - $ 6.300	1,442	5.4	$4.62	11,730
$ 6.301 - $ 9.450	1,618	4.6	$8.01	7,670
$ 9.451 - $12.600	1,124	7.3	$11.02	1,943
$12.601 - $15.750	1,039	3.5	$14.29	—
$15.751 - $18.900	2	1.7	$18.06	—
$18.901 - $22.050	1	1.6	$20.62	—
$22.051 - $25.200	211	1.8	$22.37	—
$25.201 - $28.350	84	2.0	$27.81	—

	5,947	5.2	$9.18	$26,160

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT MARCH 31, 2006 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000 - $ 3.150	426	$1.45	$4,817
$ 3.151 - $ 6.300	1,442	$4.62	11,730
$ 6.301 - $ 9.450	1,618	$8.01	7,670
$ 9.451 - $12.600	1,124	$11.02	1,943
$12.601 - $15.750	1,039	$14.29	—
$15.751 - $18.900	2	$18.06	—
$18.901 - $22.050	1	$20.62	—
$22.051 - $25.200	211	$22.37	—
$25.201 - $28.350	84	$27.81	—

	5,947	$9.18	$26,160

During the first and fourth quarters of 2004, Kforce granted 88 and 223 shares, respectively, of restricted stock to certain members of senior management. The shares vest at the end of the following two-year periods. Upon issuance of the restricted stock shares, unearned compensation of $819 and $2,444, respectively, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. Unearned compensation of $1,094 was reclassified to additional paid-in capital on January 1, 2006, in accordance with the modified prospective method of transition prescribed by SFAS 123R. Restricted stock compensation of $281 and $393 was included in compensation expense during the three months ended March 31, 2006 and 2005, respectively. A tax benefit of $112 and $157 attributable to restricted stock compensation was recognized in income during the three months ended March 31, 2006 and 2005.

The value of time-based restricted stock is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based nonvested share activity for the three months ended March 31, 2006:

NONVESTED SHARES (TIME BASED)	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested as of December 31, 2005	281	$10.52
Granted	—	—
Vested	75	$9.35
Forfeited	—	—

Nonvested as of March 31, 2006	206	$10.95

The fair value of restricted stock is determined based on the closing trading price of Kforce’s shares the day before the grant date. As of March 31, 2006, there was $813 of total unrecognized compensation cost related to time-based nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of nine months.

NOTE E – ACQUISITIONS

PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation (“PCCI”), H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000 (the “Purchase Price) payable in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. To the extent that escrowed funds remain after satisfaction of PCCI’s indemnification obligations and Purchase Price adjustments, those amounts will be released to PCCI and accounted for as Purchase Price as of the date the proceeds are issuable from the escrow. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements.

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

Kforce incurred $64,710 in transaction costs, inclusive of purchase price, which includes $64,377 of transaction costs paid in 2006, $198 of transactions costs paid in 2005, and accrual of liabilities of $135. Assets of $9,978 were acquired as a result of the transaction. As of March 31, 2006, $6,000 of the total transaction costs remained on deposit in escrow. $1,000 of the escrow deposit has been reflected in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2006, as this amount is expected to be released from escrow during the quarter ended June 30, 2006, as provided for in the Merger Agreement discussed above. The remaining $5,000 of the escrow deposit has been reflected in other assets, net in the accompanying unaudited condensed consolidated balance sheet, as it is available to satisfy adjustments to purchase price until the expiration of the escrow period on March 31, 2007.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$43,732
Acquisition intangibles	5,000
Net assets acquired	9,978

Total purchase price	$58,710

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$18,126
Other assets	1,586
Income tax receivables	2,134
Deferred tax assets	1,740

Total assets acquired	23,586

Current liabilities	10,788
Debt	841
Long-term liabilities	1,979

Total liabilities assumed	13,608

Net assets acquired	$9,978

Preliminarily, $5,000 of the excess purchase price has been allocated to intangible assets. Such value is expected to be assigned to customer lists and non-compete agreements that have weighted average useful lives of approximately 4 years.

The $43,732 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Technology business segment. This goodwill is not deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed.

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

As consideration for the purchase, Kforce issued 2,348 shares of Kforce stock of which 1,233 were held in escrow under the terms of the agreement. The Kforce stock was valued at a price of $11.57 per share, the average market price of the shares from the period 5 days before and after the date the agreement was signed and announced. At December 31, 2005, 1,584 shares were issued under the terms of the agreement, with a total addition to equity of $18,324, and 450 shares remained in escrow. Kforce also incurred $455 in transaction costs, which includes $179 of transaction costs paid in 2004, and assumed net liabilities of $663. On February 2, 2006, 225 of the 450 shares remaining in escrow were issued under the terms of the agreement resulting in a $2,602 increase in Goodwill. To the extent additional shares are issued out of escrow to Vista after purchase price contingencies have been resolved, those shares will be recorded as an addition to the purchase price.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$20,926
Transaction costs	455

Total purchase price	$21,381

Goodwill	$19,044
Customer lists	2,800
Non-compete agreements	200
Net liabilities acquired	(663)

Total purchase price	$21,381

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$10,031
Other assets	75

Total assets acquired	10,106

Current liabilities	5,347
Debt	2,467
Long-term liabilities	2,955

Total liabilities assumed	10,769

Net liabilities assumed	$663

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

The $19,044 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Technology business segment. This goodwill is not deductible for tax purposes.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the acquisition of PCCI and Vista as if they had occurred on January 1, 2005. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	March 31, 2006	March 31, 2005
Revenues	$230,183	$221,462
Net income (loss)	$6,290	$3,795
Basic income (loss) per share	$.16	$.10
Diluted income (loss) per share	$.15	$.09
Basic shares outstanding	39,103	38,962
Diluted shares outstanding	41,411	40,525

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

Historically, and through March 31, 2006, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Tech	FA	HLS	TOTAL
Three months ended March 31:
2006
Net Service Revenue
Flex	$104,028	$52,888	$48,596	$205,512
Search	5,490	10,113	1,183	16,786

Total Revenue	$109,518	$63,001	$49,779	$222,298

Gross Profit	$32,659	$26,229	$15,114	$74,002

2005
Net Service Revenue
Flex	$84,961	$51,279	$43,174	$179,414
Search	4,592	7,750	1,144	13,486

Total Revenue	$89,553	$59,029	$44,318	$192,900

Gross Profit	$25,288	$21,730	$13,010	$60,028

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At March 31, 2006, we operated 75 field offices in 43 markets and provide services in 50 states through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 92.4% of our revenues for the quarter ended March 31, 2006. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 7.6% of revenues for the quarter ended March 31, 2006.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 19% of revenues for the quarter ended March 31, 2006. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 21% of the applicable market and that no single firm has a larger than 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage, particularly with larger clients that have operations in multiple markets.

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

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation (“PCCI”), H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000,000 (the “Purchase Price) payable in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000,000 of the total purchase price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the purchase price. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements.

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

The acquisitions expanded Kforce’s service offerings in technology in the Federal government sector. We believe the integration of the operations of Vista and PCCI into Kforce has had a positive effect on revenues, net income and earnings per share beginning in the first quarter of 2005 and first quarter of 2006, respectively. We have not compiled separate results for the former Vista and portions of the PCCI operations because these operations have been fully integrated into Kforce and it is not feasible to track their results.

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	Revenue continued its growth into the first quarter of 2006, with sequential growth of 9.2% over the fourth quarter of 2005 and growth of 15.2% over the first quarter of 2005.

•	Search revenue continued its growth into the first quarter of 2006 with sequential growth of 25.4%, and represented 7.6% of Kforce’s net service revenue for the quarter.

•	Gross profit margins have improved 0.1% to 33.3% in the first quarter of 2006 from 33.2% in the fourth quarter of 2005 and 2.2% over 31.1% gross profit achieved during the first quarter of 2005.

•	Kforce completed the acquisition and substantially completed the integration of PCCI during the first quarter of 2006.

•	Operating expenses increased to 28.3% of revenues for the first quarter of 2006 versus 27.4% for the fourth quarter of 2005, and 28.0% for the first quarter of 2005. The increase in the first quarter of 2006 is due mainly to higher payroll taxes incurred during the first quarter of the year and PCCI integration costs.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 39.9 days and an allowance for doubtful accounts and fallouts of 4.6%.

•	Kforce’s stock price on the Nasdaq National Market increased 14.2% from $11.16 on December 31, 2005, to $12.75 at March 31, 2006.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 4.6% as of March 31, 2006 and 4.9% as of December 31, 2005. As of March 31, 2006, no single client has a receivable balance greater than 3.4% of total accounts receivable, and the largest ten clients represent approximately 17.6% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially and adversely impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

Kforce incurred net losses for each of the four years ending December 31, 2002, and, as a result, has significant net operating loss carryforwards (“NOLs”) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce also acquired certain deferred tax assets in 2004 from Hall Kinion which were also fully reserved at the date of acquisition. Kforce had net income during each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized in that year by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. Kforce also had net income during each of the quarters in the year ended December 31, 2004. As a result of Kforce’s profitability in each of the quarters for the years ended December 31, 2003 and December 31, 2004, and the corresponding forecast of future operating earnings, Kforce changed the conclusion reached at December 31, 2002. Therefore, for the year ended December 31, 2004, Kforce recognized a $13.5 million income tax benefit, which consisted of the reversal of the valuation allowance in 2004, net of current and deferred income tax of $5.7 million. In addition, during the year ended December 31, 2004, Kforce reversed $21.8 million of valuation allowance related to deferred tax assets acquired in conjunction with the Hall Kinion acquisition. This reversal was recorded as an offset to goodwill.

For the quarter ended March 31, 2006, Kforce has recorded an income tax provision of $4.2 million which includes a current income tax provision of $54,000 and a deferred income tax provision of $4.1 million because of the availability of federal and state NOLs. At March 31, 2006, Kforce continues to carry a valuation allowance of $1.4 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with generally accepted accounting standards. The annual assessments found that no impairment existed for the years ended December 31, 2005, 2004 or 2003. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for Kforce are Tech, FA, and HLS. Although not required, we may use independent outside experts to assist in performing such valuations. An independent expert valuation was performed in 2004, and management followed a similar methodology to reach its conclusions in 2003 and 2005. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. Kforce intends to perform the required annual testing in the fourth quarter of 2006.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (not goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at March 31, 2006 of $10.4 million, $7.5 million, and $13.3 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

Self-Insurance

Kforce offers employee benefits programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250,000 for each workers compensation claim and up to $250,000 annually for each health insurance claim for which it is not insured. These self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. Kforce believes that its estimation processes are adequate and its estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly subjective and future results could be materially different.

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

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the first quarter of 2006, and experienced revenue growth in all segments. This quarter is the thirteenth consecutive quarter of profitability for Kforce, and in comparison with the first quarter of 2005, Kforce experienced significant increases in revenues, gross profit and gross profit as a percentage of revenues; and a strong improvement in income before income taxes. Selling, general and administrative expenses as a percentage of revenues increased slightly as compared to the first quarter of 2005, due mostly to higher core payroll costs and integration expenses related to the acquisition of PCCI. In addition, both the Flex and Search components of our revenues have shown growth throughout 2005 and 2006; however, it remains difficult to predict whether there will be future growth in our Search business.

We believe the key components of our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. Also important to our future growth is our tested acquisition integration strategy. Having substantially completed the integration of three major acquisitions over the last three years, we believe that we have built a repeatable model that can allow us to integrate future acquisitions quickly, if we have the opportunity.

The acquisition of Vista, effective February 1, 2005 and PCCI, effective January 31, 2006 continues to impact our financial results and business drivers. As a result of our successful integration efforts, revenues and costs contributed by the acquired entities are merged into the Kforce business segments, making it unfeasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on flex revenues for the Technology segment. Search business and the Finance and Accounting and HLS segments were not materially affected by the acquisitions. Kforce believes a portion of the increase in SG&A, during the first quarter of 2005 and 2006, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to the acquisitions.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended March 31,
	2006	2005
Net Service Revenue by Segment:
Tech	49.3%	46.4%
FA	28.3	30.6
HLS	22.4	23.0

Net service revenues	100.0%	100.0%

Revenue by Time:
Flex	92.4%	93.0%
Search	7.6	7.0

Net service revenues	100.0%	100.0%

Gross profit	33.3%	31.1%
SG&A	27.2%	27.1%
Depreciation and amortization	1.1%	0.9%
Income before taxes	4.6%	2.8%
Net income	2.7%	1.6%

Results of Operations for each of the Three Months Ended March 31, 2006 and 2005.

Net service revenues. Net service revenues increased 15.2% to $222.3 million for the three months ending March 31, 2006, as compared to $192.9 million for the same period in 2005. The increase was comprised of a $3.3 million increase in Search fees and a $26.1 million increase in Flex revenues for the three months ended March 31, 2006, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2006 Revenue	$104,028	$5,490
2005 Revenue	84,961	4,592
Percent Increase	22.4%	19.6%
FA
2006 Revenue	$52,888	$10,113
2005 Revenue	51,279	7,750
Percent Increase	3.1%	30.5%
HLS
2006 Revenue	$48,596	$1,183
2005 Revenue	43,174	1,144
Percent Increase	12.6%	3.4%

All three of Kforce’s business segments showed revenue growth for the three months ended March 31, 2006 as compared to the same period in 2005.

Flexible Billings. Flex revenues in the Tech segment increased 22.4% compared to the quarter ended March 31, 2005. HLS and FA segment revenues, which were unaffected by the acquisitions, grew 12.6% and 3.1%, respectively, compared to the quarter ended March 31, 2005. The primary drivers of Flex billings are the number of hours billed and bill rate per hour. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Improvements in economic conditions and our focus on pricing and customer profitability contributed to the increase in the average bill rate per hour from $42.15 during the quarter ended March 31, 2005, to $48.89 during the quarter ended March 31, 2006.

Total hours billed decreased 1.5% to 4.1 million hours for the three months ended March 31, 2006 from 4.2 million hours for the same period in 2005. Flex hours billed for the three months ended March 31, by segment, were as follows:

	2006	2005	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,625	1,437	13.2%
FA	1,581	1,873	(15.6)%
HLS	931	893	4.3%

Total Hours Billed	4,137	4,203	(1.5)%

Billable expenses increased for the three months ended March 31, 2006 for HLS and decreased for Tech and FA, as compared to the same periods in 2005. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. The changes in Tech and FA are attributable to increases or decreases in project work. Flex billable expenses included in revenue, by segment, for the three months ended March 31 were:

	2006	2005	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$602	$632	(4.7)%
FA	121	224	(46.1)%
HLS	3,332	2,471	34.8%

Total Billable Expenses	$4,055	$3,327	21.9%

Search Fees. The increase in Search fees is primarily attributable to an increase in the average placement fee and an increase in the total number of placements. Total placements increased 7.3% to 1,287 for the three months ended March 31, 2006, from 1,200 for the same period in 2005. The average placement fee increased 15.8% to $13,156 for the three months ended March 31, 2006 from $11,362 for the same period in 2005. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the PCCI acquisition had only a minimal impact on Search revenue in the three months ended March 31, 2006.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 23.3% to $74.0 million for the three months ended March 31, 2006, respectively, from $60.0 million for the same period in 2005. Gross profit as a percentage of net service revenues increased to 33.3% for the three months ended March 31, 2006, respectively, as compared to 31.1% for the same period in 2005.

The increase in gross profit is primarily attributable to increases in volume for Search and Flex, an overall increase in the spread between bill rate and pay rate for flexible personnel (“Flex Rate”) and an increase in the average Search placement fee for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in Flex gross profit for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was $10.7 million, resulting from a $0.9 million decrease in volume and a $11.6 million increase in Flex Rate. The increase in Search gross profit of $3.3 million for the three months ended March 31, 2006, compared to the same period in 2005, was comprised of a $1.0 million increase in volume and a $2.3 million increase in rate for the three months.

Changes in total gross profit percentage by segment for the three months ended March 31, 2006 were as follows:

	2006	2005	Increase
Three Months Ended
Tech	29.8%	28.3%	5.6%
FA	41.6%	36.8%	13.1%
HLS	30.4%	29.4%	3.4%

Total	33.3%	31.1%	7.0%

The increase in total gross profit percentage for the three months ended March 31, 2006 as compared to the same period in 2005 was the result of increases in both Flex gross profit percentage and an increase in Search revenues as a percent of total revenues.

Flex gross profit, year over year, has seen an overall improvement due to an improvement in the Flex Rate. The Flex Rate has improved throughout 2005, and has continued through the first quarter of 2006. Below is a table detailing Flex gross profit percentages for the three months ended March 31, by segment:

	2006	2005	Increase
Three Months Ended
Tech	26.1%	24.4%	7.2%
FA	30.5%	27.3%	11.8%
HLS	28.7%	27.5%	4.3%

Total	27.8%	25.9%	7.3%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $60.5 million, for the three months ended March 31, 2006, as compared to $52.3 million for the same period in 2005. The increase in SG&A expense for the period ended March 31, 2006, as compared to the same period in the prior year, is primarily attributable to compensation costs relating to the continuing operations of the acquired PCCI business and increases in compensation expense as discussed below. Increased SG&A costs related to the PCCI acquisition included non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to PCCI back office operations. We believe such duplicate back office expenses will be eliminated subsequent to March 31, 2006. Other increases in SG&A costs included an increase in bad debt expense of $.6 million for the quarter ended March 31, 2006 as compared to the same period in 2005 due to increased write offs and an increase in the allowance for doubtful accounts for certain higher risk receivables. Insurance expense also increased $.6 million for the quarter ended March 31,2006 as compared to the same period in 2005 due to increased workers’ compensation claims in the quarter ended March 31, 2006 and adverse development in historical workers’ compensation claims reserves. Even with such increased costs, SG&A expenses as a percentage of net service revenues only increased to 27.2% in the three months ended March 31, 2006, compared to 27.1% for the same period in 2005, which we believe reflects the leverage and scalability of the business.

Total commissions, compensation, payroll taxes, and benefits costs were $46.6 million which represented 77.1% of total SG&A for the three months ended March 31, 2006, and $40.3 million or 77.1% of total SG&A for the same period in 2005. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the larger business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

Kforce does not currently have any outstanding options that were unvested on December 31, 2005. Accordingly, fair value accounting required by SFAS 123R, which was adopted by Kforce on January 1, 2006, using the modified prospective method, did not result in any compensation expense from any of Kforce’s currently outstanding options for the quarter ended March 31, 2006..

Depreciation and amortization. Depreciation and amortization increased 42.8% to $2.5 million for the three months ended March 31, 2006, compared to $1.8 million for the same period in 2005. The increase in expense for the period ended March 31, 2006, as compared to the same periods in 2005 was primarily due to amortization of intangible assets related to the Vista and PCCI acquisitions and the amortization of capital leases related to computer hardware.

Kforce implemented new front office computer software in April 2005 and continues to develop related back office computer software, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and will improve customer service. Kforce has incurred implementation costs of $287,000 and $909,000 during the three months ended March 31, 2006, and March 31, 2005, respectively, which were capitalized, and will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net increased 60.3% to $0.8 million for the three months ended March 31, 2006 from $0.5 million for the same period in 2005. The increase of $0.3 million was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisition of PCCI.

Income before taxes. Income before taxes for the three months ended March 31, 2006, increased to $10.2 million as compared to income before taxes of $5.5 million for the same period in 2005, as a result of the factors discussed above.

Income tax provision. For the quarter ended March 31, 2006, Kforce has recorded an income tax provision of $4.2 million, compared to an income tax provision of $2.4 million for the same period in 2005, which includes a current income tax provision of $54,000 and a deferred income tax provision of $4.1 million, because of the availability of federal and state NOLs. At March 31, 2006, Kforce continues to carry a valuation allowance of $1.4 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Net income. Net income increased to $6.1 million for the three months ended March 31, 2006, as compared to $3.1 million for the same period in 2005, primarily as a result of the factors discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $0.4 million on March 31, 2006, a decrease of $36.7 million from the $37.1 million at year-end 2005. As further described below, Kforce used $1.1 million of cash for operating activities, used $65.4 million of cash in investing activities and generated $29.8 million from financing activities, during the three months ended March 31, 2006.

Operating Activities

During the three months ended March 31, 2006, cash flow used by operations was approximately $1.1 million, resulting primarily from an increase in trade receivables of $13.7 million, an increase in prepaid expenses and other current assets of $3.0 million, and a decrease in accounts payable and other accrued liabilities of $3.3 million, offset by net income of $6.1 million, a deferred income tax provision of $4.0 million, depreciation and amortization of $2.5 million, an increase in accrued payroll costs of $2.0 million and an increase in bank overdrafts of $5.1 million.

Kforce’s gross accounts receivable were $136.5 million at March 31, 2006, which was a $32.0 million increase from $104.5 million at the end of 2005. The majority of this increase is due to the acquisition of PCCI and increased revenues. If we continue to experience growth in revenue, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At March 31, 2006, Kforce had $76.3 million in positive working capital in addition to its $0.4 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 1.98 at March 31, 2006.

Investing Activities

During the three months ended March 31, 2006, cash flow used in investing activities was approximately $65.4 million. The primary driver for the use of cash in investing activities was the acquisition of PCCI which totaled $64.6 million. Additionally, in order to improve the productivity and functionality of our sales force and our support operations, Kforce has used funds for capital expenditures of $0.8 million primarily for new software development, field office growth and computer equipment refreshes. Kforce anticipates capital expenditures for 2006 will be at approximately the same level as 2005. Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the three months ended March 31, 2006, cash flow provided by financing activities was approximately $29.8 million resulting primarily from $27.4 million in net borrowings from our Credit Facility to fund the acquisition of PCCI. In addition, Kforce received proceeds of $2.6 million from the exercise of stock options and repaid certain capital expenditure financing totaling $.6 million.

Credit Facility

On October 28, 2005, Kforce entered into a Seventh Amendment to the Credit Facility (the “Extended Credit Facility”) with a syndicate led by Bank of America. Under the Extended Credit Facility, Kforce’s maximum borrowings are limited to $100 million. In addition, Kforce has the right under the Extended Credit Facility to increase the maximum borrowings available to $140 million under an accordion feature. Borrowings under the Extended Credit Facility are limited to 85% of eligible accounts receivable. Under the Extended Credit Facility, Kforce may have loans outstanding with a rate of LIBOR plus 1.25% or Prime minus 0.25%. To the extent that Kforce has unused availability under the Extended Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $250,000 upon entering into the Extended Credit Facility, and is also required to pay an annual administrative fee of $50,000. Borrowings under the Extended Credit Facility are secured by all of the assets of Kforce. Under the Extended Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements, and is permitted to make dividend distributions if borrowing availability under the Extended Credit Facility is not less than $15 million after giving effect to the distributions. Kforce has been in compliance with the minimum availability and fixed charge coverage ratio requirements at all times during the history of the Extended Credit Facility. The Extended Credit Facility expires on November 3, 2010.

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

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. At March 31, 2006, and May 5, 2006 we had repurchased approximately 20.4 million shares for $115.0 million under this plan. Approximately 17,000 shares have been repurchased during 2006 for $186,000. Therefore, approximately $20 million was available under the current board authorization as of March 31, 2006 and May 5, 2006. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under bank plan	Amount available under board plan
January 2006	16,660	$11.16	—	(a)	$19,956,834
February 2006	—	—	—	(a)	19,956,834
March 2006	—	—	—	(a)	19,956,834

Total	16,660	$11.16	—	(a)	$19,956,834

January 2005	—	$—	—	$25,000,000	$6,055,253
February 2005	—	—	—	25,000,000	6,055,253
March 2005	—	—	—	25,000,000	6,055,253

Total	—	$—	—	$25,000,000	$6,055,253

(a)	Bank limitation on repurchases of common stock ended upon the execution of the Extended Credit Facility dated October 28, 2005.

In addition to the $62.4 million and $59.7 million outstanding, the amounts available under the Credit Facility as of March 31, 2006 and May 5, 2006 were $24.1 million and $28.5 million, respectively.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of March 31, 2006:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$45,970	$11,052	$12,191	$6,126	$16,601
Capital leases	4,535	2,255	2,280	—	—
Credit facility	62,421	—	—	62,421	—
Deferred compensation plan liability	9,244	399	713	341	7,791
Other debt	1,675	995	680	—	—

Total	$123,845	$14,701	$15,864	$68,888	$24,392

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

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of March 31, 2006, the amount outstanding on our Credit Facility currently bears interest at a rate of 6.25% on $62.4 million of the debt. At this level of $62.4 million of debt and this effective rate of 6.25% on the entire balance, for a period of one year, interest expense would be approximately $3.9 million. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $624,000 on our interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.2	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.3	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (12)

2.4	Agreement and Plan of Merger, dated as of January 17, 2006, by and among Kforce Inc., PCCI Holdings, Inc. and Trevose Acquisition Corporation.(17)

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended and Restated Bylaws. (1)

3.2a	Amendment to the Amended & Restated Bylaws. (5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.9	Form of Stock Certificate. (1)

10.3	Amended and Restated Credit Agreement dated as of November 3, 2000. (7)

10.3a	First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 2000. (8)

10.3b	Second Amendment to the Amended and Restated Credit Agreement dated as of February 12, 2001. (7)

10.3c	Third Amendment to the Amended and Restated Credit Agreement dated as of January 1, 2002. (8)

10.3d	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002. (9)

10.3e	Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 5, 2002. (10)

10.3f	Sixth Amendment to the Amended and Restated Credit Agreement dated as of August 26, 2004. (11)

10.3g	Waiver related to the Amended and Restated Credit Agreement dated as of April 21, 2005. (13)

10.3h	Waiver related to the Amended and Restated Credit Agreement dated as of August 3, 2005. (14)

10.3i	Seventh Amendment to the Amended and Restated Credit Agreement dated as of October 28, 2005. (15)

10.3j	Corrective Modification to the Seventh Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2005. (16)

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(7)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2001.
(8)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2002.
(9)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed November 14, 2002.
(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed December 6, 2002.
(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed August 31, 2004.
(12)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.
(13)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed May 6, 2005.
(14)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed August 8, 2005.
(15)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 3, 2005.
(16)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 7, 2005.
(17)	Incorporated by reference to the Registrant’s Form 8-K/A (File No. 000-26058) filed January 23, 2006.

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

Date: May 5, 2006