Form 10-Q
period 2006-06-30
KFORCE  INC
filed 2006-08-04
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006 the registrant had 40,582,548 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$835	$37,104
Trade receivables, net of allowance for doubtful accounts and fallouts of $4,928 and $5,099, respectively	132,376	99,354
Income tax refund receivable	3,800	72
Current deferred tax asset, net	12,514	15,793
Prepaid expenses and other current assets	7,864	3,236

Total current assets	157,389	155,559

Fixed assets, net	11,132	10,148
Non-current deferred tax asset, net	3,806	4,451
Other assets, net	27,263	20,248
Intangible assets, net	12,186	9,336
Goodwill	169,838	125,004

Total assets	$381,614	$324,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$22,872	$19,808
Accrued payroll costs	46,376	39,332
Bank overdrafts	2,985	146
Other current debt	3,836	2,885
Income taxes payable	875	849

Total current liabilities	76,944	63,020

Long-term debt –credit facility	48,000	35,000
Long-term debt –other	2,151	3,167
Other long-term liabilities	13,584	12,857

Total liabilities	140,679	114,044

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 59,862 and 57,895 issued, respectively	599	579
Additional paid-in capital	295,416	278,486
Unamortized stock-based compensation	—	(1,094)
Retained earnings	54,116	39,694
Less reacquired shares at cost; 19,303 and 19,238 shares, respectively	(109,196)	(106,963)

Total stockholders’ equity	240,935	210,702

Total liabilities and stockholders’ equity	$381,614	$324,746

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net service revenues	$234,399	$198,470	$456,697	$391,370
Direct costs of services	153,472	134,406	301,768	267,277

Gross profit	80,927	64,064	154,929	124,093

Selling, general and administrative expenses	63,285	52,417	123,767	104,702
Depreciation and amortization	2,641	2,022	5,147	3,777

Income from operations	15,001	9,625	26,015	15,614

Other expense, net	1,035	496	1,842	1,000

Income before income taxes	13,966	9,129	24,173	14,614

Income tax provision	5,601	3,460	9,751	5,866

Net income	8,365	5,669	14,422	8,748

Other comprehensive loss:
Cash flow hedges, net of taxes	—	19	—	37

Comprehensive income	$8,365	$5,650	$14,422	$8,711

Earnings per share - Basic	$.21	$.15	$.36	$.23

Weighted average shares outstanding - Basic	40,036	38,875	39,572	38,516

Earnings per share - Diluted	$.20	$.14	$.34	$.22

Weighted average shares outstanding - Diluted	42,251	40,104	41,836	40,080

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2006
Common stock - shares:
Shares at beginning of period	57,895
Exercise of stock options	1,650
Stock issued for business acquired	225
Issuance of restricted stock	92

Shares at end of period	59,862

Common stock - par value:
Balance at beginning of period	$579
Exercise of stock options	17
Stock issued for business acquired	2
Issuance of restricted stock	1

Balance at end of period	$599

Additional paid in capital:
Balance at beginning of period	$278,486
Exercise of stock options	9,501
Stock issued for business acquired	2,600
Reclassification of unamortized stock-based compensation to additional paid-in capital	(1,094)
Tax benefit from disqualifying dispositions of stock options	5,050
Stock-based compensation	563
Issuance of restricted stock	(1)
Employee stock purchase plan	311

Balance at end of period	$295,416

Unamortized stock-based compensation:
Balance at beginning of period	$(1,094)
Reclassification of unamortized stock-based compensation to additional paid-in capital	1,094

Balance at end of period	$—

Retained earnings:
Balance at beginning of period	$39,694
Net income	14,422

Balance at end of period	$54,116

Treasury stock - shares:
Shares at beginning of period	19,238
Employee stock purchase plan	(125)
Treasury stock purchases	190

Shares at end of period	19,303

Treasury stock - cost:
Balance at beginning of period	$(106,963)
Employee stock purchase plan	695
Treasury stock purchases	(2,928)

Balance at end of period	$(109,196)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$14,422	$8,748
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	9,514	5,646
Depreciation and amortization	5,147	3,777
Provision for bad debts on accounts receivable and fallouts	25	295
Excess tax benefit attributable to option exercises	(3,953)	—
Deferred compensation expense (reductions), net	88	(4)
(Gain) loss on cash surrender value of company owned life insurance	(305)	9
Stock-based compensation	563	785
Amortization of alternative long-term incentive award	456	—
Gain on asset sales/disposals	(7)	(41)
(Increase) decrease in operating assets:
Trade receivables	(14,633)	(5,072)
Prepaid expenses and other current assets	(2,685)	(962)
Income tax refund receivable	(339)	529
Other assets, net	(1,682)	(1,207)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(2,859)	(3,255)
Accrued payroll costs	2,830	9,210
Bank overdrafts	2,839	(1,292)
Income taxes payable	(815)	(316)
Other long-term liabilities	(147)	(555)

Cash provided by operating activities	8,459	16,295

Cash flows used by investing activities:
Acquisitions, net of cash received	(64,644)	(2,990)
Capital expenditures	(2,506)	(3,260)
Cash proceeds from sale of assets	58	10

Cash used in investing activities	(67,092)	(6,240)

Cash flows from financing activities:
Proceeds from bank line of credit	189,193	122,675
Payment of bank line of credit	(176,193)	(126,775)
Proceeds from exercise of stock options	9,518	744
Excess tax benefit attributable to option exercises	3,953	—
Repurchase of common stock	(2,928)	(5,912)
Payment of capital expenditure financing	(1,179)	(549)

Cash (used in) provided by financing activities	22,364	(9,817)

(Decrease) increase in cash and cash equivalents	(36,269)	238
Cash and cash equivalents at the beginning of the period	37,104	363

Cash and cash equivalents at the end of the period	$835	$601

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,015	$(38)
Interest	1,351	933
Supplemental non-cash transaction information:
Tax benefit from disqualifying dispositions of stock options	5,050	200
Issuance of stock in acquisition	2,602	18,105
Equipment acquired under capital lease	1,113	755
Employee stock purchase plan	1,006	437
Software acquired under financing agreement	—	1,800
Non-cash gain on sale of assets	—	74
Decrease in cash flow hedges	—	37
Cash used in connection with acquisitions, net:
Transaction costs, net of escrow funds not included in purchase price	$(58,412)	$(411)
Escrow funds not included in purchase price	(6,000)	—
Cash overdraft received in acquisition	(232)	(101)
Payment of acquired business bank line of credit	—	(2,467)
Tax adjustments	—	(11)

	$(64,644)	$(2,990)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries is a provider of professional staffing services in 76 locations in 43 markets in the United States. Kforce provides its customers staffing services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) staffing specialties. Kforce provides flexible staffing services (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. Kforce serves clients from the Fortune 1000, as well as local and regional, small to mid-size companies.

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

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 3.6% as of June 30, 2006. No single client had a receivable balance greater than 3.0% of the total accounts receivable and the top ten clients represent approximately 17.6% of the total accounts receivable balance.

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

Income Taxes. Kforce accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options, tax benefits attributable to employees’ exercise of non-qualified stock options, and tax benefits attributable to the excess of tax deductions for vesting of restricted stock over amounts recorded as expense in Kforce’s financial statements are reflected as increases in additional paid-in capital.

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

Goodwill and Intangible Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. On December 31, 2005, Kforce completed a valuation of its three reporting units which consist of Finance and Accounting, Technology and Health and Life Sciences. The results of that valuation indicated that the fair value of each of Kforce’s reporting units exceeded the carrying values of those reporting units. Therefore, Kforce concluded that there was no impairment of goodwill. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall Kinion & Associates Inc., which was acquired in June 2004, to the OnStaff trade name. This asset has been determined to have an indefinite life and is not being amortized. Accumulated amortization on intangible assets was $8,361 and $6,211 as of June 30, 2006 and December 31, 2005, respectively. Amortization expense on intangible assets was $1,127 and $2,150 for the three and six months ended June 30, 2006, respectively, and $886 and $1,720 for the same periods in 2005. For existing intangible assets from acquisitions, the estimated aggregate amortization expense for the years ended December 31, 2006, 2007, 2008 and 2009 will be $4,404, $4,508, $3,091, and $1,355, respectively.

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

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $330 and $617 during the three and six months ended June 30, 2006.

Deferred Loan Costs. Costs incurred to secure Kforce’s Credit Facility were capitalized and are being amortized and charged to interest expense over the term of the related agreement using the straight-line method.

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

Kforce applied the intrinsic-value method under APB Opinion 25 in accounting for options issued and fully vested prior to December 31, 2005, and has disclosed the effect on net income and earnings per share as if Kforce had applied the fair value recognition provisions of SFAS 123R to stock-based employee and non-employee compensation. As of June 30, 2006, Kforce has two stock-based compensation plans under which options are outstanding, an employee incentive stock option plan (the “Employee Incentive Stock Option Plan”) and a non-employee director stock option plan (the “Non-Employee

Director Stock Option Plan”). The Employee Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan expired in March and October of 2005, respectively. No stock-based employee compensation expense attributable to stock options is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grants.

On June 20, 2006, at the annual meeting of the shareholders of Kforce, the shareholders approved the Kforce Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan was previously adopted by the board of directors on April 28, 2006, subject to the approval of the shareholders of Kforce. The aggregate number of shares of common stock that may be subject to awards under the Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000,000. The Stock Incentive Plan terminates on April 28, 2016. No awards have been granted pursuant to the Stock Incentive Plan as of June 30, 2006.

The table below illustrates the effects on Kforce’s net income and earnings per share had compensation cost for Kforce’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123R.

	Pro Forma
	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income:
As Reported (a)	$5,669	$8,748
Compensation expense per SFAS 123	(3,404)	(5,352)
Tax benefit, pro forma	1,341	2,109

Pro forma net income	$3,606	$5,505

Earnings per share:
Basic:
As Reported	$.15	$.23
Pro forma	$.09	$.14
Diluted:
As Reported	$.14	$.22
Pro forma	$.09	$.14

(a)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under SFAS 123R and APB 25 and therefore, has no impact on the pro forma net income.

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

Accounting for Business Combinations. Kforce accounts for acquisitions of businesses in accordance with the requirements of SFAS 141, “Business Combinations” (SFAS 141). Pursuant to SFAS 141, Kforce utilizes the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

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

Options to purchase 757 and 2,696 shares of common stock for the three months ended June 30, 2006 and 2005, respectively, and options to purchase 1,206 and 2,696 shares of common stock for the six months ended June 30, 2006 and 2005, respectively, were not included in the computations of diluted earnings per share because these options were anti-dilutive. The dilutive effect of options to purchase 3,730 and 3,839 shares of common stock and 213 and 305 shares of restricted stock are included in the computations of diluted earnings per share for the three months ended June 30, 2006 and 2005, respectively. The dilutive effect of options to purchase 3,280 and 3,839 shares of common stock and 213 and 305 shares of restricted stock are included in the computations of diluted earnings per share for the six months ended June 30, 2006 and 2005, respectively.

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

In June of 2006, FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is measuring the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of this standard will have a material impact on Kforce’s consolidated financial statements.

NOTE B – ALTERNATIVE LONG-TERM INCENTIVE GRANT

On February 22, 2006, Kforce granted to certain members of senior management an alternative long term incentive totaling $1,744 (the “ALTI”). The terms of the ALTI grant state that the ALTI vests fully on January 1, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 1, 2008. In addition, if the average closing price of Kforce’s common stock during the period of January 1, 2006 to December 31, 2006, is below $6.70, the full amount of the ALTI is forfeited. Kforce has valued this grant using a Monte Carlo simulation at $2,385 as of June 30, 2006, and is amortizing this value over the vesting period of February 22, 2006 to January 1, 2008. Accordingly, for the three and six months ended June 30, 2006, Kforce recorded $358 and $456, respectively, of compensation expense related to the ALTI. Going forward, the fair value of the ALTI determined under the Monte Carlo simulation will be updated quarterly, and remaining amortization expense will be adjusted for changes in the value of the ALTI.

NOTE C – CONTINGENCIES

Kforce is involved in a number of claims and lawsuits that arise in the ordinary course of business. Although management does not expect any of these claims or lawsuits to have a material adverse effect on Kforce’s financial condition, such matters are subject to inherent uncertainties and risks.

NOTE D – STOCK INCENTIVE PLANS

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

On June 20, 2006, at the annual meeting of the shareholders of Kforce, the shareholders approved the Stock Incentive Plan. The Stock Incentive Plan was previously adopted by the board of directors on April 28, 2006, subject to the approval of the shareholders of Kforce. The aggregate number of shares of common stock that may be subject to awards under the Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000,000. The Stock Incentive Plan terminates on April 28, 2016. No awards have been granted pursuant to the Stock Incentive Plan as of June 30, 2006.

A summary of Kforce’s stock option and restricted stock activity for the six months ended June 30, 2006 is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED	TOTAL INTRINSIC VALUE OF OPTIONS EXERCISED
Outstanding as of December 31, 2005	6,174	319	6,493	$8.85
Granted	—	—	—	—	$—
Exercised	1,586	156	1,742	$5.46		$15,397
Forfeited	52	—	52	$15.33

Outstanding as of June 30, 2006	4,536	163	4,699	$10.03

Exercisable at June 30 2006	4,536	163	4,699

Options expire at the end of ten years from the date of grant. Kforce issues new shares upon exercise of options.

The following table summarizes information about employee and director stock options:

	OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT JUNE 30, 2006 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000 - $3.150	227	8.1	$0.23	$3,463
$ 3.151 - $6.300	806	5.3	$4.92	$8,519
$ 6.301 - $9.450	1,426	4.4	$8.07	$10,577
$ 9.451 - $12.600	982	7.6	$10.98	$4,435
$12.601 - $15.750	963	3.4	$14.34	$1,111
$15.751 - $18.900	2	1.4	$18.06	$—
$18.901 - $22.050	1	1.3	$20.62	$—
$22.051 - $25.200	210	1.6	$22.37	$—
$25.201 - $28.350	82	1.8	$27.81	$—

	4,699	5.0	$10.03	$28,105

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT JUNE 30, 2006 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000 - $3.150	227	$0.23	$3,463
$ 3.151 - $6.300	806	$4.92	$8,519
$ 6.301 - $9.450	1,426	$8.07	$10,577
$ 9.451 - $12.600	982	$10.98	$4,435
$12.601 - $15.750	963	$14.34	$1,111
$15.751 - $18.900	2	$18.06	$—
$18.901 - $22.050	1	$20.62	$—
$22.051 - $25.200	210	$22.37	$—
$25.201 - $28.350	82	$27.81	$—

	4,699	$10.03	$28,105

During the first and fourth quarters of 2004, Kforce granted 88 and 223 shares, respectively, of restricted stock to certain members of senior management. The shares vest at the end of the following two-year periods. Upon issuance of the restricted stock shares, unearned compensation of $819 and $2,444, respectively, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. Unearned compensation of $1,094 was reclassified to additional paid-in capital on January 1, 2006, in accordance with the modified prospective method of transition prescribed by SFAS 123R. Restricted stock compensation of $281 and $563 and $393 and $785 was included in compensation expense for the three and six months ended June 30, 2006 and 2005, respectively. A tax benefit of $113 and $226 and $171 and $317 attributable to restricted stock compensation was recognized in income during the three and six months ended June 30, 2006 and 2005, respectively.

The value of time-based restricted stock is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based nonvested share activity for the six months ended June 30, 2006:

NONVESTED SHARES (TIME BASED)	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested as of December 31, 2005	281	$10.52
Granted	—	—
Vested	75	9.35
Forfeited	—	—

Nonvested as of June 30, 2006	206	$10.95

As of June 30, 2006, there was $532 of total unrecognized compensation cost related to time-based nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of six months.

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

Kforce incurred $64,745 in transaction costs, inclusive of purchase price, which includes $64,412 of transaction costs paid in 2006, $198 of transactions costs paid in 2005, and accrual of liabilities of $135. Net assets of $11,513 were acquired as a result of the transaction. As of June 30, 2006, $6,000 of the total transaction costs remained on deposit in escrow. $1,000 of the escrow is expected to be released from escrow during the quarter ending September 30, 2006, as provided for in the Merger Agreement discussed above, and has been included in prepaid expenses and other current assets on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2006. Subsequent to June 30, 2006, $371 of this escrow was returned to Kforce, and the remaining $629 was released to PCCI. The remaining $5,000 of the escrow deposit is available to satisfy adjustments to purchase price and indemnification obligations of PCCI until the expiration of the escrow period on March 31, 2007, and has been included in other assets, net on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2006.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$42,232
Acquisition intangibles	5,000
Net assets acquired	11,513

Total purchase price	$58,745

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$18,414
Other assets	1,584
Income tax receivables	3,700
Deferred tax assets	1,740

Total assets acquired	25,438

Current liabilities	10,793
Debt	1,153
Long-term liabilities	1,979

Total liabilities assumed	13,925

Net assets acquired	$11,513

Preliminarily, $5,000 of the excess purchase price has been allocated to intangible assets. Such value is expected to be assigned to customer lists and non-compete agreements that have weighted average useful lives of approximately 4 years.

The $42,232 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Technology business segment. This goodwill is not deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed.

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

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$20,926
Transaction costs	455

Total purchase price	$21,381

Goodwill	$19,044
Customer lists	2,800
Non-compete agreements	200
Net liabilities assumed	(663)

Total purchase price	$21,381

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$10,031
Other assets	75

Total assets acquired	10,106

Current liabilities	5,347
Debt	2,467
Long-term liabilities	2,955

Total liabilities assumed	10,769

Net liabilities assumed	$663

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

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$234,399	$222,558	$464,582	$444,020
Net income	$8,365	$6,626	$14,655	$10,422
Basic income per share	$.21	$.17	$.37	$.27
Diluted income per share	$.20	$.17	$.35	$.26
Basic shares outstanding	40,036	38,942	39,572	38,962
Diluted shares outstanding	42,251	40,170	41,836	40,525

NOTE F – SEGMENT ANALYSIS

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

Historically, and through June 30, 2006, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Tech	FA	HLS	TOTAL
Three months ended June 30:
2006
Net Service Revenue
Flex	$114,926	$51,885	$49,916	$216,727
Search	6,249	10,478	945	17,672

Total Revenue	$121,175	$62,363	$50,861	$234,399

Gross Profit	$37,764	$27,345	$15,818	$80,927

2005
Net Service Revenue
Flex	$87,956	$51,627	$44,993	$184,576
Search	4,307	8,302	1,285	13,894

Total Revenue	$92,263	$59,929	$46,278	$198,470

Gross Profit	$27,107	$23,052	$13,905	$64,064

Six months ended June 30:
2006
Net Service Revenue
Flex	$218,953	$104,774	$98,512	$422,239
Search	11,740	20,590	2,128	34,458

Total Revenue	$230,693	$125,364	$100,640	$456,697

Gross Profit	$70,423	$53,575	$30,931	$154,929

2005
Net Service Revenue
Flex	$172,917	$102,906	$88,167	$363,990
Search	8,899	16,052	2,429	27,380

Total Revenue	$181,816	$118,958	$90,596	$391,370

Gross Profit	$52,396	$44,781	$26,916	$124,093

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At June 30, 2006, we operated 76 field offices in 43 markets and provide services in 50 states through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 92.5% of our revenues for the quarter ended June 30, 2006. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 7.5% of revenues for the quarter ended June 30, 2006.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 19% of revenues for the quarter ended June 30, 2006. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 21% of the applicable market and that no single firm has a larger than 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage, particularly with larger clients that have operations in multiple markets.

We believe 2003 was a bottoming-out year for the economy and for the staffing industry after having declined for approximately three years and that indicators favorable for staffing services improved through 2006. Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of $76 billion in 2003, $81 billion in 2004 and $107 billion in 2005. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or conversely, an economic slowdown will cause demand for additional U.S. workers to contract, that Flex demand generally increases before demand for permanent placements increases, that our three areas of focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional and technical areas. Further, we believe that the recent positive trends in our operating results, which we believe have been enhanced by the streamlining of our operations and centralizing certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success. There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will return to historical levels. In addition, according to a recent survey of board members of mostly global companies by the American Staffing Association, 90% now utilize temporary staffing services. There can be no assurance that the HLS business segment will be able to assemble a sufficient candidate pool to service client needs. Partially driven by requirements at many public companies pertaining to the adoption of Section 404 of the Sarbanes-Oxley Act of 2002, competition for finance and accounting candidates significantly increased in 2004 and 2005. There can be no assurance that Kforce will be able to assemble a sufficient candidate pool to service client needs in finance and accounting. In addition, a number of national staffing companies are increasingly utilizing a lower-priced staffing preferred-vendor model. These factors may impact the future growth and profitability of Kforce.

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

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation (“PCCI”), H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000,000 (the “Purchase Price”) payable in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000,000 of the total Purchase Price to secure PCCI’s indemnification obligations and to satisfy certain adjustments to the Purchase Price. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements.

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

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	Revenue continued its growth into the second quarter of 2006, with sequential growth of 5.4% over the first quarter of 2006 and growth of 18.1% over the second quarter of 2005.

•	Search revenue continued its growth into the second quarter of 2006 with sequential growth of 5.3%, growth of 27.2% over the second quarter of 2005, and represented 7.5% of Kforce’s net service revenue for the quarter.

•	Gross profit margins have improved 3.7% to 34.5% in the second quarter of 2006 from 33.3% in the first quarter of 2006 and 7.0% over 32.3% gross profit achieved during the second quarter of 2005.

•	Kforce completed the acquisition and substantially completed the integration of PCCI during the first quarter of 2006.

•	Operating expenses decreased to 28.1% of revenues for the second quarter of 2006 versus 28.3% for the first quarter of 2006, and increased from 27.4% for the second quarter of 2005, reflecting our investment in sales and sales support personnel, training, marketing, recruiting and infrastructure projects.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 40.3 days and an allowance for doubtful accounts and fallouts of 3.6%.

•	Kforce’s stock price on the NASDAQ National Market increased 38.8% from $11.16 on December 31, 2005 to $15.49 at June 30, 2006.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 3.6% as of June 30, 2006 and 4.9% as of December 31, 2005. As of June 30, 2006, no single client has a receivable balance greater than 3.0% of total accounts receivable, and the largest ten clients represent approximately 17.6% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially and adversely impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

Kforce incurred net losses for each of the four years ending December 31, 2002, and, as a result, has significant net operating loss carryforwards (“NOLs”) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce also acquired certain deferred tax assets in 2004 from Hall Kinion which were also fully reserved at the date of acquisition. Kforce had net income during each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized in that year by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. Kforce also had net income during each of the quarters in the year ended December 31, 2004. As a result of Kforce’s profitability in each of the quarters for the years ended December 31, 2003 and December 31, 2004, and the corresponding forecast of future operating earnings, Kforce changed the conclusion reached at December 31, 2002. Therefore, for the year ended December 31, 2004, Kforce recognized a $13.5 million income tax benefit, which consisted of the reversal of the valuation allowance in 2004, net of current and deferred income tax of $5.7 million. In addition, during the year ended December 31, 2004, Kforce reversed $21.8 million of valuation allowance related to deferred tax assets acquired in conjunction with the Hall Kinion acquisition. This reversal was recorded as an offset to goodwill. At June 30, 2006, Kforce had remaining a valuation allowance of $1.4 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

For the quarter ended June 30, 2006, Kforce has recorded an income tax provision of $5.6 million which includes a current income tax provision of $137,000 and a deferred income tax provision of $5.5 million because of the availability of federal and state NOLs.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with generally accepted accounting standards. The annual assessments found that no impairment existed for the years ended December 31, 2005, 2004 or 2003. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for Kforce are Tech, FA, and HLS. Kforce utilizes two primary methods in its annual assessment of goodwill, a discounted cash flow method and a market approach (the guideline public company method), and considers the results of each to value its reporting units. The discounted cash flow method is an income approach whereby the value of the reporting unit is determined by discounting each reporting unit’s cash flow at an appropriate discount rate. In the most recent assessment of goodwill, Kforce utilized weighted average costs of capital ranging from 12.8 to 14.3 percent, costs of equity ranging from 14.5 to 15.5 percent, and an after tax cost of debt of 3.7% percent in order to value each of its reporting units under the discounted cash flow method. The guideline public company method is an approach that applies pricing multiples derived from comparable publicly traded guideline companies to the respective reporting unit to determine its value. In the most recent assessment of goodwill, Kforce utilized invested capital/revenue multiples ranging from .31 to .50, and invested capital/EBITDA multiples ranging from 14.10 to 16.70 in order to value each of its reporting units under the guideline public company method. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. Kforce intends to perform the required annual testing in the fourth quarter of 2006.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (other than goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at June 30, 2006 of $11.1 million, $7.8 million, and $12.2 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

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

Accrued Commissions

Associates earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar year basis commission plan. For each associate, the amount of commissions paid as a percentage of revenue or gross profit increases as revenue levels increase. For interim periods, Kforce accrues commissions for actual revenue at a percentage equal to the percentage of total expected commissions payable to total revenue for the entire year. In estimating the percentage of expected commissions payable, Kforce uses factors including anticipated revenue and the write-offs anticipated for each associate. To the extent that these estimates differ from the actual results, commissions accrued could be materially different than commissions paid. Because of the calendar year basis of the plans, this estimation process is more significant at interim quarter ends than it is at calendar year end.

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

Accounting for Business Combinations

Kforce accounts for acquisitions of businesses in accordance with the requirements of SFAS 141, “Business Combinations” (SFAS 141). Pursuant to SFAS 141, Kforce utilizes the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the second quarter of 2006, and experienced sequential revenue growth of 5.4%. This quarter makes fourteen straight quarters of profitability for Kforce. In comparison with the second quarter of 2005, Kforce experienced significant increases in revenues and gross profit, and a strong improvement in income before income taxes. In addition, both the Flex and Search components of our revenues have shown growth throughout 2005 and 2006; however, it remains difficult to predict whether there will be future growth in our Search business. Selling, general and administrative expenses as a percentage of revenues increased slightly as compared to the second quarter of 2005, due to our investment in sales and sales support personnel, training, marketing, recruiting and infrastructure projects, as well as some duplicate back office expenses of PCCI that were eliminated by the end of the second quarter of 2006.

We believe the key components of our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. Also important to our future growth is our tested acquisition integration strategy. Having completed the integration of three major acquisitions over the last three years, we believe that we have built a repeatable model that can allow us to integrate future acquisitions quickly, if we have the opportunity.

The acquisitions of Vista, effective February 1, 2005, and PCCI, effective January 31, 2006, continue to impact our financial results and business drivers. As a result of our successful integration efforts, revenues and costs contributed by the acquired entities are merged into the Kforce business segments, making it not feasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on Flex revenues for the Technology segment. Search business and the Finance and Accounting and HLS segments were not materially affected by the acquisitions. Kforce believes a portion of the increase in SG&A, during the first and second quarters of 2005 and 2006, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to the acquisitions.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Service Revenue by Segment:
Tech	51.7%	46.5%	50.5%	46.5%
FA	26.6	30.2	27.5	30.4
HLS	21.7	23.3	22.0	23.1

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	92.5%	93.0%	92.5%	93.0%
Search	7.5	7.0	7.5	7.0

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	34.5%	32.3%	33.9%	31.7%
SG&A	27.0%	26.4%	27.1%	26.8%
Depreciation and amortization	1.1%	1.0%	1.1%	1.0%
Income before taxes	6.0%	4.6%	5.3%	3.7%
Net income	3.6%	2.9%	3.2%	2.2%

Results of Operations for each of the Three and Six Months Ended June 30, 2006 and 2005.

Net service revenues. Net service revenues increased 18.1% and 16.7%, respectively, to $234.4 million and $456.7 million for the three and six months ending June 30, 2006, as compared to $198.5 million and $391.4 million for the same periods in 2005. The increase was comprised of a $3.8 million and a $7.1 million increase in Search fees and a $32.2 million and $58.2 million increase in Flex revenues for the three and six months ended June 30, 2006, respectively, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2006 Revenue	$114,926	$6,249
2005 Revenue	87,956	4,307
Percent Increase	30.7%	45.1%
FA
2006 Revenue	$51,885	$10,478
2005 Revenue	51,627	8,302
Percent Increase	0.5%	26.2%
HLS
2006 Revenue	$49,916	$945
2005 Revenue	44,993	1,285
Percent Increase	10.9%	(26.4)%

Six months ended (in 000’s)
Tech
2006 Revenue	$218,953	$11,740
2005 Revenue	172,917	8,899
Percent Increase	26.6%	31.9%
FA
2006 Revenue	$104,774	$20,590
2005 Revenue	102,906	16,052
Percent Increase	1.8%	28.3%
HLS
2006 Revenue	$98,512	$2,128
2005 Revenue	88,167	2,429
Percent Increase	11.7%	(12.4)%

All three of Kforce’s business segments showed total revenue growth for the three and six months ended June 30, 2006 as compared to the same periods in 2005.

Flexible Billings. Flex revenues in the Tech segment increased 30.7% compared to the quarter ended June 30, 2005. HLS and FA segment revenues, which were unaffected by the acquisitions, grew 10.9% and 0.5%, respectively, compared to the quarter ended June 30, 2005. The primary drivers of Flex billings are the number of hours billed and bill rate per hour. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Improvements in economic conditions and our focus on pricing and customer profitability contributed to the increase in the average bill rate per hour from $43.10 during the quarter ended June 30, 2005, to $50.12 during the quarter ended June 30, 2006.

Total hours billed increased 0.9% to 4.2 million hours and decreased 0.3% to 8.4 million hours for the three and six months ended June 30, 2006, respectively from 4.2 million hours and 8.4 million hours for the same periods in 2005. Flex hours billed for the three months and six months ended June 30, by segment, were as follows:

	2006	2005	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,760	1,477	19.2%
FA	1,539	1,810	(15.0)%
HLS	949	924	2.8%

Total Hours Billed	4,248	4,211	0.9%

	2006	2005	Increase (Decrease)
Six Months Ended (in 000’s)
Tech	3,386	2,914	16.2%
FA	3,120	3,683	(15.3)%
HLS	1,880	1,817	3.5%

Total Hours Billed	8,386	8,414	(0.3)%

Billable expenses increased for the three and six months ended June 30, 2006 for HLS and decreased for Tech and FA, as compared to the same periods in 2005. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. The changes in Tech and FA are attributable to increases or decreases in project work. Flex billable expenses included in revenue, by segment, for the three and six months ended June 30 were:

	2006	2005	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$719	$827	(13.1)%
FA	112	185	(39.3)%
HLS	3,740	2,945	27.0%

Total Billable Expenses	$4,571	$3,957	15.5%

	2006	2005	Increase (Decrease)
Six Months Ended (in 000’s)
Tech	$1,321	$1,459	(9.5)%
FA	233	409	(43.0)%
HLS	7,073	5,416	30.6%

Total Billable Expenses	$8,627	$7,284	18.4%

Search Fees. The increase in Search fees is primarily attributable to an increase in the average placement fee and an increase in the total number of placements. Total placements increased 14.4% to 1,347 and 10.8% to 2,634 for the three and six months ended June 30, 2006, and from 1,178 and 2,378 for the same periods in 2005, respectively. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the PCCI acquisition had only a minimal impact on Search revenue in the three and six months ended June 30, 2006.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 26.3% to $80.9 million and 24.8% to $154.9 million for the three and six months ended June 30, 2006, respectively, from $64.1 million and $124.1 million for the same periods in 2005. Gross profit as a percentage of net service revenues increased to 34.5% and 33.9% for the three and six months ended June 30, 2006, respectively, as compared to 32.3% and 31.7% for the same periods in 2005.

The increase in gross profit is attributable to increases in volume for Search and Flex in addition to an overall increase in the spread between bill rate and pay rate (“Flex Rate”) for the three and six months ended June 30, 2006 as compared to the same periods in 2005. The increase in Flex gross profit for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was $13.1 million, resulting from a $12.6 million increase in Flex rate and a $0.5 million increase in volume. The increase in Flex gross profit for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, was $23.8 million, resulting from a $0.4 million decrease in volume and a $24.2 million increase in Flex Rate. The increase in Search gross profit of $3.8 million for the three months ended June 30, 2006, compared to the same period in 2005, was comprised of a $2.3 million increase in volume and a $1.5 million increase in rate for the three months. The increase in Search gross profit of $7.1 million for the six months ended June 30, 2006, compared to the same period in 2005, was comprised of a $3.4 million increase in volume and a $3.7 million increase in rate for the six months.

Changes in total gross profit percentage by segment for the three and six months ended June 30, 2006 were as follows:

	2006	2005	Increase (Decrease)
Three Months Ended
Tech	31.2%	29.4%	6.1%
FA	43.8%	38.5%	14.0%
HLS	31.1%	30.0%	3.5%
Total	34.5%	32.3%	7.0%

	2006	2005	Increase (Decrease)
Six Months Ended
Tech	30.5%	28.8%	5.9%
FA	42.7%	37.6%	13.5%
HLS	30.7%	29.7%	3.4%
Total	33.9%	31.7%	7.0%

The increase in total gross profit percentage for the three and six months ended June 30, 2006 as compared to the same periods in 2005 was the result of increases in both Flex gross profit percentage and an increase in Search revenues as a percent of total revenues.

Flex gross profit, year over year, has seen an overall improvement due to an improvement in the Flex Rate. The Flex Rate has improved throughout 2005, and has continued through the second quarter of 2006. Below is a table detailing Flex gross profit percentages by segment:

	2006	2005	Increase (Decrease)
Three Months Ended
Tech	27.4%	25.9%	5.8%
FA	32.5%	28.6%	13.8%
HLS	29.8%	28.1%	6.2%
Total company	29.2%	27.2%	7.4%

	2006	2005	Increase (Decrease)
Six Months Ended
Tech	26.8%	25.2%	6.5%
FA	31.5%	27.9%	12.8%
HLS	29.2%	27.8%	5.3%
Total company	28.5%	26.6%	7.4%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $63.3 million and $123.8 million, for the three and six months ended June 30, 2006, respectively, as compared to $52.4 million and $104.7 for the same periods in 2005. The increases in SG&A expense for the three and six month periods ended June 30, 2006, as compared to the same periods in the prior year, are primarily attributable to compensation costs relating to the continuing operations of the acquired PCCI business and increases in compensation expense incurred from our continued investments in sales and sales support personnel, training, marketing, recruiting and infrastructure projects, as discussed below. Increased SG&A costs related to the PCCI acquisition included non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to PCCI back office operations. We believe such duplicate back office expenses have been eliminated as of the quarter ended June 30, 2006. Other increases in SG&A costs included an increase in travel expense of $0.8 million for the quarter ended June 30, 2006 as compared to the same period in 2005 due to increasing company wide training programs as well as training our sales associates. Staffing expense also increased $0.5 million for the quarter ended June 30, 2006 as compared to the same period in 2005 due to increased hiring of sales associates for the quarter ended June 30, 2006. Even with such increased costs, SG&A expenses as a percentage of net service revenues only increased to 27.0% and 27.1% in the three and six months ended June 30, 2006, compared to 26.4% and 26.8% for the same periods in 2005, which we believe reflects the leverage and scalability of the business.

Total commissions, compensation, payroll taxes, and benefits costs were $49.6 million and $96.2 million which represented 78.4% and 77.7% of total SG&A for the three and six months ended June 30, 2006, and $41.1 million and $81.4 million or 78.3% and 77.7% of total SG&A for the same periods in 2005. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the larger business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years, offset slightly by decreases in health benefit costs. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

Kforce did not have any outstanding unvested options as of December 31, 2005. Accordingly, fair value accounting required by SFAS 123R, which was adopted by Kforce on January 1, 2006, using the modified prospective method, did not result in any compensation expense from any of Kforce’s currently outstanding options.

Depreciation and amortization. Depreciation and amortization increased 30.6% and 36.3% to $2.6 million and $5.1 million for the three and six months ended June 30, 2006, compared to $2.0 million and $3.8 million for the same periods in 2005. The increase in expense for the period ended June 30, 2006, as compared to the same periods in 2005, was primarily due to amortization of intangible assets related to the Vista and PCCI acquisitions and the amortization of capital leases related to computer hardware.

Kforce has implemented new front office and related computer software beginning in April 2005, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and also improve customer service. Subsequent to that implementation, Kforce has continued to develop related back office software. Kforce has incurred development and implementation costs of $330,000 and $617,000 during the three and six months ended June 30, 2006, respectively, compared to $872,000 and $1,781,000 for the same periods in 2005, respectively, which were capitalized. Kforce will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net increased 108.5% and 84.2% to $1.0 million and $1.8 million for the three and six months ended June 30, 2006 and from $0.5 million and $1.0 million for the same periods in 2005. The increase of $0.5 million and $0.8 million was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisition of PCCI.

Income before taxes. Income before taxes for the three and six months ended June 30, 2006, increased to $14.0 million and $24.2 million, respectively, as compared to income before taxes of $9.1 million and $14.6 million for the same periods in 2005, as a result of the factors discussed above.

Income tax provision. For the three and six months ended June 30, 2006, Kforce has recorded an income tax provision of $5.6 million and $9.8 million, respectively, compared to an income tax provision of $3.5 million and $5.9 million, respectively, for the same periods in 2005. The income tax provision for the quarter ended June 30, 2006 includes a current income tax provision of $137,000 and a deferred income tax provision of $5.5 million, because of the availability of federal and state NOLs. At June 30, 2006, Kforce continues to carry a valuation allowance of $1.4 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Net income. Net income increased to $8.4 million and $14.4 million for the three and six months ended June 30, 2006, respectively, as compared to $5.7 million and $8.7 million for the same periods in 2005, primarily as a result of the factors discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $0.8 million as of June 30, 2006, a decrease of $36.3 million from the $37.1 million at year-end 2005. As further described below, Kforce generated $8.5 million of cash for operating activities, used $67.1 million of cash in investing activities and generated $22.4 million from financing activities, during the six months ended June 30, 2006.

Operating Activities

During the six months ended June 30, 2006, cash flow provided by operations was approximately $8.5 million, resulting primarily from net income of $14.4 million, a deferred income tax provision of $9.5 million, depreciation and amortization of $5.1 million, an increase in accrued payroll costs of $2.8 million and an increase in bank overdrafts of $2.8 million, offset by excess tax benefit attributable to option exercises of $4.0 million, an increase in trade receivables of $14.6 million, an increase in prepaid expenses and other current assets of $2.7 million, an increase in other assets, net, of $1.7 million, and a decrease in accounts payable and other accrued liabilities of $2.9 million.

Kforce’s gross accounts receivable were $137.3 million at June 30, 2006, which was a $32.8 million increase from $104.5 million at the end of 2005. The majority of this increase is due to the acquisition of PCCI and increased revenues. If we continue to experience growth in revenue, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At June 30, 2006, Kforce had $79.6 million in positive working capital in addition to its $0.8 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 2.05 at June 30, 2006.

Investing Activities

During the six months ended June 30, 2006, cash flow used in investing activities was approximately $67.1 million. The primary driver for the use of cash in investing activities was the acquisition of PCCI which totaled $64.6 million. Additionally, in order to improve the productivity and functionality of our sales force and our support operations, Kforce has used funds for capital expenditures of $2.5 million primarily for new software development, field office growth and computer equipment refreshes. Kforce anticipates capital expenditures for 2006 will be at approximately the same level as 2005. Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the six months ended June 30, 2006, cash flow provided by financing activities was approximately $22.4 million resulting primarily from $13.0 million in net borrowings from our Credit Facility to fund the acquisition of PCCI. In addition, Kforce received proceeds of $13.5 million from the exercise of stock options and related tax benefits, repaid certain capital expenditure financing totaling $1.2 million, and repurchased $2.9 million in common stock.

Credit Facility

On October 28, 2005, Kforce entered into a Seventh Amendment to the Credit Facility (the “Extended Credit Facility”) with a syndicate led by Bank of America. Under the Extended Credit Facility, Kforce’s maximum borrowings are limited to $100 million. In addition, Kforce has the right under the Extended Credit Facility to increase the maximum borrowings available to $140 million under an accordion feature. Borrowings under the Extended Credit Facility are limited to 85% of eligible accounts receivable. Under the Extended Credit Facility, Kforce may have loans outstanding with a rate of LIBOR plus 1.25% or Prime minus 0.25%. To the extent that Kforce has unused availability under the Extended Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $250,000 upon entering into the Extended Credit Facility, and is also required to pay an annual administrative fee of $50,000. Borrowings under the Extended Credit Facility are secured by all of the assets of Kforce. Under the Extended Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements, and is permitted to make dividend distributions if borrowing availability under the Extended Credit Facility is not less than $15 million after giving effect to the distributions. Kforce has been in compliance with the minimum availability and fixed charge coverage ratio requirements at all times during the history of the Extended Credit Facility. The Extended Credit Facility expires on November 3, 2010. In addition to the $48.0 million and $45.0 million outstanding, the amounts available under the Credit Facility as of June 30, 2006 and August 4, 2006 were $38.4 million and $41.8 million, respectively.

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

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. At June 30, 2006, and August 4, 2006 we had repurchased approximately 20.6 million shares for $117.8 million under this plan. Approximately 190,000 shares have been repurchased during 2006 for approximately $2.9 million. Therefore, approximately $17.2 million was available under the current board authorization as of June 30, 2006 and August 4, 2006. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under bank plan		Amount available under board plan
January 2006	16,660	$11.16	—	(a	)	$19,956,834
February 2006	—	—	—	(a	)	19,956,834
March 2006	—	—	—	(a	)	19,956,834
April 2006	—	—	—	(a	)	19,956,834
May 2006	173,094	$15.84	—	(a	)	17,214,743
June 2006	—	—	—	(a	)	17,214,743

Total	189,754	$15.43	—			$17,214,743

January 2005	—	—	—	$25,000,000		$6,055,253
February 2005	—	—	—	25,000,000		6,055,253
March 2005	—	—	—	25,000,000		6,055,253
April 2005	—	—	—	25,000,000		6,055,253
May 2005	111,480	$7.70	—	24,141,448		5,196,701
June 2005	639,800	$7.90	—	19,087,511		20,142,765	(b)

Total	751,280	$7.87	—	$19,087,511		$20,142,765

(a)	Bank limitation on repurchases of common stock ended upon the execution of the Extended Credit Facility dated October 28, 2005.
(b)	Included in the calculation of amount available under board plan is an addition of $20 million which was authorized in June 2005 by the board of directors.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of June 30, 2006:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$43,819	$10,342	$11,525	$6,104	$15,848
Capital leases	4,992	2,577	2,415	—	—
Credit facility	48,000	—	—	48,000	—
Deferred compensation plan liability	9,686	429	753	231	8,273
Other debt	1,675	1,675	—	—	—

Total	$108,172	$15,023	$14,693	$54,335	$24,121

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of June 30, 2006, the amount outstanding on our Credit Facility currently bears interest at a rate of 6.6% on $48.0 million of the debt. At this level of $48.0 million of debt and this effective rate of 6.6% on the entire balance, for a period of one year, interest expense would be approximately $3.2 million. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $480,000 on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Other than the additional risk factor listed below, there have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005.

On January 31, 2006 Kforce acquired PCCI, which produced revenue of approximately $95 million in the technology staffing and the Federal government IT services sector over the last 12 months. Approximately 35% of that revenue was generated in the government sector. As a Federal contractor, PCCI is subject to certain risks, including unanticipated loss or reduction of one or more contracts or GSA schedules, failure of one or more agencies to fund or fully fund their contracts with PCCI, and various regulatory, legal, accounting, audit, procurement and compliance risks associated with Federal government contracting, which risks can lead to a variety of penalties and sanctions, up to and including suspension or debarment from contracting with some or all Federal agencies.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Kforce held its Annual Meeting of Shareholders on June 20, 2006. The shareholders (1) elected the Three Class III directors to hold office for a three-year term expiring in 2009; (2) approved the Kforce 2006 Stock Incentive Plan; (3) approved an amendment to the 1999 Kforce Employee Stock Purchase Plan; and (4) ratified the appointment of Deloitte & Touche LLP as Kforce’s independent registered public accountants for the fiscal year ending December 31, 2006.

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
(a) Election of Three Class III Directors
David L. Dunkel	33,389,018	—	2,425,887	—
W.R. Carey, Jr.	32,971,293	—	2,843,612	—
Mark F. Furlong	34,167,234	—	1,647,671	—

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
(b) Kforce Inc.’s 2006 Stock Incentive Plan	21,455,475	9,095,699	1,545,789	3,717,942
(c) Amendment to the 1999 Kforce Inc. Employee Stock Purchase Plan	29,747,908	2,323,837	25,218	3,717,942
(d) Appointment of Deloitte & Touche LLP as Kforce’s independent registered public accountants for the fiscal year ending December 31, 2006	35,587,948	217,939	9,018	—
(e) Proxies authorized to vote on other business properly presented at the meeting	11,751,972	16,629,910	3,715,081	3,717,942

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of January 17, 2006, by and among Kforce Inc., PCCI Holdings, Inc. and Trevose Acquisition Corporation. (16)

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended and Restated Bylaws. (1)

3.2a	Amendment to the Amended & Restated Bylaws. (5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.9	Form of Stock Certificate. (1)

10.3	Amended and Restated Credit Agreement dated as of November 3, 2000. (7)

10.3a	First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 2000. (8)

10.3b	Second Amendment to the Amended and Restated Credit Agreement dated as of February 12, 2001. (7)

10.3c	Third Amendment to the Amended and Restated Credit Agreement dated as of January 1, 2002. (8)

10.3d	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002. (9)

10.3e	Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 5, 2002. (10)

10.3f	Sixth Amendment to the Amended and Restated Credit Agreement dated as of August 26, 2004. (11)

10.3g	Seventh Amendment to the Amended and Restated Credit Agreement dated as of April 21, 2005. (12)

10.3h	Waiver related to the Amended and Restated Credit Agreement dated as of August 3, 2005. (13)

10.3i	Seventh Amendment to the Amended and Restated Credit Agreement dated as of October 28, 2005.(14)

10.3j	Corrective Modification to the Seventh Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2005. (15)

10.12	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.13	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.

(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.

(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.

(7)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2001.

(8)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2002.

(9)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed November 14, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed December 6, 2002.

(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed August 31, 2004.

(12)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed May 6, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed August 8, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 3, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 7, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K/A (File No. 000-26058) filed January 23, 2006.

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

Date: August 4, 2006