Form 10-Q
period 2006-09-30
KFORCE  INC
filed 2006-11-06
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 3, 2006 the registrant had 40,848,696 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$782	$37,104
Trade receivables, net of allowance for doubtful accounts and fallouts of $4,344 and $5,099, respectively	146,939	99,354
Income tax refund receivable	2,589	72
Current deferred tax asset, net	9,251	15,793
Prepaid expenses and other current assets	5,569	3,236

Total current assets	165,130	155,559

Fixed assets, net	12,067	10,148
Non-current deferred tax asset, net	1,118	4,451
Other assets, net	28,883	20,248
Intangible assets, net	11,059	9,336
Goodwill	173,207	125,004

Total assets	$391,464	$324,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$23,286	$19,808
Accrued payroll costs	49,487	39,332
Bank overdrafts	6,155	146
Other current debt	3,588	2,885
Income taxes payable	572	849

Total current liabilities	83,088	63,020

Long-term debt –credit facility	38,315	35,000
Long-term debt –other	2,402	3,167
Other long-term liabilities	14,356	12,857

Total liabilities	138,161	114,044

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 60,096 and 57,895 issued, respectively	601	579
Additional paid-in capital	298,831	278,486
Unamortized stock-based compensation	—	(1,094)
Retained earnings	62,958	39,694
Less reacquired shares at cost; 19,283 and 19,238 shares, respectively	(109,087)	(106,963)

Total stockholders’ equity	253,303	210,702

Total liabilities and stockholders’ equity	$391,464	$324,746

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net service revenues	$238,700	$207,293	$695,397	$598,663
Direct costs of services	153,299	138,904	455,067	406,182

Gross profit	85,401	68,389	240,330	192,481

Selling, general and administrative expenses	66,872	54,584	190,639	159,286
Depreciation and amortization	2,798	2,194	7,945	5,971

Income from operations	15,731	11,611	41,746	27,224

Other expense, net	820	477	2,662	1,477

Income before income taxes	14,911	11,134	39,084	25,747

Income tax provision	6,069	4,421	15,820	10,286

Net income	8,842	6,713	23,264	15,461

Other comprehensive loss:
Cash flow hedges, net of taxes	—	—	—	(37)

Comprehensive income	$8,842	$6,713	$23,264	$15,424

Earnings per share - Basic	$.22	$.17	$.58	$.40

Weighted average shares outstanding - Basic	40,732	38,460	39,963	38,497

Earnings per share - Diluted	$.21	$.17	$.55	$.38

Weighted average shares outstanding - Diluted	42,091	40,447	41,972	40,472

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended September 30, 2006
Common stock - shares:
Shares at beginning of period	57,895
Exercise of stock options	1,659
Stock issued for business acquired	450
Issuance of restricted stock	92

Shares at end of period	60,096

Common stock - par value:
Balance at beginning of period	$579
Exercise of stock options	17
Stock issued for business acquired	4
Issuance of restricted stock	1

Balance at end of period	$601

Additional paid in capital:
Balance at beginning of period	$278,486
Exercise of stock options	9,583
Stock issued for business acquired	5,198
Reclassification of unamortized stock-based compensation to additional paid-in capital	(1,094)
Tax benefit from dispositions of stock options	5,318
Stock-based compensation	857
Issuance of restricted stock	(1)
Employee stock purchase plan	484

Balance at end of period	$298,831

Unamortized stock-based compensation:
Balance at beginning of period	$(1,094)
Reclassification of unamortized stock-based compensation to additional paid-in capital	1,094

Balance at end of period	$—

Retained earnings:
Balance at beginning of period	$39,694
Net income	23,264

Balance at end of period	$62,958

Treasury stock - shares:
Shares at beginning of period	19,238
Employee stock purchase plan	(144)
Treasury stock purchases	189

Shares at end of period	19,283

Treasury stock - cost:
Balance at beginning of period	$(106,963)
Employee stock purchase plan	804
Treasury stock purchases	(2,928)

Balance at end of period	$(109,087)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$23,264	$15,461
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	15,021	10,296
Depreciation and amortization	7,945	5,971
Excess tax benefit attributable to option exercises	(4,072)	—
Stock-based compensation	857	1,178
Amortization of alternative long-term incentive award	602	—
Gain on cash surrender value of company owned life insurance	(560)	(311)
(Recovery of) provision for bad debts on accounts receivable and fallouts	(460)	569
Deferred compensation expense, net	241	308
Gain on asset sales/disposals	(7)	(49)
(Increase) decrease in operating assets:
Trade receivables	(28,750)	(9,906)
Prepaid expenses and other current assets	(1,379)	(98)
Income tax refund receivable	618	533
Other assets, net	(2,536)	(1,541)
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(2,432)	(3,425)
Accrued payroll costs	6,658	9,737
Bank overdrafts	6,010	(1,134)
Income taxes payable	(1,118)	(542)
Other long-term liabilities	849	(483)

Cash provided by operating activities	20,751	26,564

Cash flows used by investing activities:
Acquisitions, net of cash received	(64,589)	(3,059)
Capital expenditures	(4,030)	(4,104)
Release of restricted stock	—	326
Cash proceeds from sale of assets	63	10

Cash used in investing activities	(68,556)	(6,827)

Cash flows from financing activities:
Proceeds from bank line of credit	283,642	122,835
Payment of bank line of credit	(280,327)	(134,935)
Proceeds from exercise of stock options	9,600	1,511
Excess tax benefit attributable to stock option exercises	4,072	—
Repurchase of common stock	(2,928)	(5,912)
Payment of capital expenditure financing	(2,576)	(1,481)

Cash provided by (used in) financing activities	11,483	(17,982)

(Decrease) increase in cash and cash equivalents	(36,322)	1,755
Cash and cash equivalents at the beginning of the period	37,104	363

Cash and cash equivalents at the end of the period	$782	$2,118

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$525	$(32)
Interest	2,138	1,518
Supplemental non-cash transaction information:
Tax benefit from disqualifying dispositions of stock options	5,318	290
Issuance of stock in acquisition	5,202	18,324
Equipment acquired under capital lease	2,512	1,833
Employee stock purchase plan	1,288	947
Software acquired under financing agreement	—	1,800
Non-cash gain on sale of assets	—	74
Decrease in cash flow hedges	—	(37)
Cash used in connection with acquisitions, net:
Transaction costs, net of escrow funds not included in purchase price	$(59,357)	$(418)
Escrow funds not included in purchase price	(5,000)	—
Cash overdraft received in acquisition	(232)	—
Payment of acquired business bank line of credit	—	(2,568)
Tax adjustments	—	(73)

	$(64,589)	$(3,059)

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

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 2.9% as of September 30, 2006. No single client had a receivable balance greater than 4.7% of the total accounts receivable and the top ten clients represent approximately 19.2% of the total accounts receivable balance.

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

Income Taxes. Kforce accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options, the tax benefits attributable to employees’ exercise of non-qualified stock options, and the tax benefits attributable to the excess of tax deductions for vesting of restricted stock over amounts recorded as expense in Kforce’s financial statements are all reflected as increases in additional paid-in capital.

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

Goodwill and Intangible Assets. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. On December 31, 2005, Kforce completed a valuation of its three reporting units which consist of FA, Tech and HLS. The results of that valuation indicated that the fair value of each of Kforce’s reporting units exceeded the carrying values of those reporting units. Therefore, Kforce concluded that there was no impairment of goodwill. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements and customer lists. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall Kinion & Associates Inc. (“Hall Kinion”), which was acquired in June 2004, to the OnStaff trade name. This asset has been determined to have an indefinite life and is not being amortized. Accumulated amortization on intangible assets was $9,488 and $6,211 as of September 30, 2006 and December 31, 2005, respectively. Amortization expense on intangible assets was $1,127 and $3,277 for the three and nine months ended September 30, 2006, respectively, and $897 and $2,617 for the same periods in 2005. For existing intangible assets from acquisitions, the estimated aggregate amortization expense for the years ended December 31, 2006, 2007, 2008 and 2009 will be $4,404, $4,508, $3,091, and $1,355, respectively.

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

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $702 and $1,319 during the three and nine months ended September 30, 2006.

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

Kforce applied the intrinsic-value method under APB Opinion 25 in accounting for options issued and fully vested prior to December 31, 2005, and has disclosed the effect on net income and earnings per share as if Kforce had applied the fair value recognition provisions of SFAS 123R to stock-based employee and non-employee compensation. As of September 30, 2006, Kforce has three stock-based compensation plans under which options are outstanding, an employee incentive stock option plan (the “Employee Incentive Stock Option Plan”), a non-employee director stock option plan (the “Non-Employee Director Stock Option Plan”) and the Kforce, Inc. 2006 Stock Incentive Plan (the “Stock Incentive Plan”).

The Stock Incentive Plan was approved by the shareholders at Kforce’s annual meeting of shareholders on June 20, 2006. The Stock Incentive Plan was previously adopted by the board of directors on April 28, 2006, subject to the approval of the shareholders of Kforce. The aggregate number of shares of common stock that may be subject to awards under the Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. The Stock Incentive Plan terminates on April 28, 2016. Kforce recognized $13 in compensation expense related to stock options granted under the Stock Incentive Plan during the third quarter of 2006.

The Employee Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan expired in March and October of 2005, respectively. No stock-based employee compensation expense attributable to stock options related to the Employee Incentive Stock Option Plan and the Non-Employee Director Stock Option Plan is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grants.

The table below illustrates the effects on Kforce’s net income and earnings per share had compensation cost for Kforce’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123R.

	Pro Forma
	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income:
As Reported (a)	$6,713	$15,461
Compensation expense (benefit) per SFAS 123, net of related tax benefit	(34)	4,193

Pro forma net income	$6,747	$11,268

Earnings per share:
Basic:
As Reported	$.17	$.40
Pro forma	.18	.29
Diluted:
As Reported	.17	.38
Pro forma	.17	.28

(a)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under SFAS 123R and APB 25 and therefore, has no impact on the pro forma net income.

For purposes of determining the compensation expense per SFAS 123R in the proforma disclosure above, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%. The weighted average expected option term and volatility were based on the historical average term of options and the historical volatility of Kforce stock.

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

Options to purchase 1,291 and 2,650 shares of common stock for the three months ended September 30, 2006 and 2005, respectively, and options to purchase 1,205 and 2,651 shares of common stock for the nine months ended September 30, 2006 and 2005, respectively, were not included in the computations of diluted earnings per share because these options were anti-dilutive. The dilutive effect of options to purchase 3,224 and 3,715 shares of common stock and 213 and 305 shares of restricted stock are included in the computations of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively. The dilutive effect of options to purchase 3,311 and 3,714 shares of common stock and 213 and 305 shares of restricted stock are included in the computations of diluted earnings per share for the nine months ended September 30, 2006 and 2005, respectively.

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

In September of 2006, FASB issued SFAS 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Kforce is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.

NOTE B – ALTERNATIVE LONG-TERM INCENTIVE GRANT

On February 22, 2006, Kforce granted to certain members of senior management an alternative long term incentive totaling $1,744 (the “ALTI”). The terms of the ALTI grant state that the ALTI vests fully on January 1, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 1, 2008. In addition, if the average closing price of Kforce’s common stock during the period of January 1, 2006 to December 31, 2006, is below $6.70, the full amount of the ALTI is forfeited. Kforce has valued this grant using a Monte Carlo simulation at $1,846 as of September 30, 2006, and is amortizing this value over the vesting period of February 22, 2006 to January 1, 2008. Accordingly, for the three and nine months ended September 30, 2006, Kforce recorded $146 and $602, respectively, of compensation expense related to the ALTI. Going forward, the fair value of the ALTI determined under the Monte Carlo simulation will be updated quarterly, and remaining amortization expense will be adjusted for changes in the value of the ALTI.

NOTE C – CONTINGENCIES

Kforce is involved in a number of claims and lawsuits that arise in the ordinary course of business. Although management does not expect any of these claims or lawsuits to have a material adverse effect on Kforce’s financial condition, such matters are subject to inherent uncertainties and risks.

NOTE D – STOCK INCENTIVE PLANS

In 1994, Kforce established the Employee Incentive Stock Option Plan that allows the issuance of Incentive Stock Options. The Employee Incentive Stock Option Plan was subsequently amended in 1996 to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock. The number of shares of common stock that may be issued under the plan was increased from 6,000 at inception to 12,000 in 2001. The Employee Incentive Stock Option Plan expired in March, 2005.

During 1995, Kforce established the Non-Employee Director Stock Option Plan, which authorized the issuance to non-employee directors of options to purchase common stock. The maximum number of shares of common stock that can be issued under this plan is 400. The Non-Employee Director Stock Option Plan expired in October, 2005.

On June 20, 2006, at the annual meeting of the shareholders of Kforce, the shareholders approved the Stock Incentive Plan. The Stock Incentive Plan was previously adopted by the board of directors on April 28, 2006, subject to the approval of the shareholders of Kforce. The aggregate number of shares of common stock that may be subject to awards under the Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. The Stock Incentive Plan terminates on April 28, 2016.

A summary of Kforce’s stock option and restricted stock activity for the nine months ended September 30, 2006 is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	STOCK INCENTIVE PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED	TOTAL INTRINSIC VALUE OF OPTIONS EXERCISED
Outstanding as of December 31, 2005	6,174	319	—	6,493	$8.85
Granted	—	—	40	40	12.34	$8.28
Exercised	1,595	156	—	1,751	5.48		$15,425
Forfeited	54	—	—	54	15.51

Outstanding as of September 30, 2006	4,525	163	40	4,728	$10.05

Exercisable at September 30, 2006	4,525	163	—	4,688	$10.03

The valuation of options granted was based upon a Lattice model utilizing the following assumptions: dividend yield of 0.0%, risk-free rates of 4.9% for options granted, weighted average expected option terms ranging from 3.0 to 6.9 years, and a volatility factors ranging from 71% to 74%.

Options expire at the end of ten years from the date of grant. Kforce issues new shares upon exercise of options.

The following table summarizes information about employee and director stock options:

	OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT SEPTEMBER 30, 2006 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000 - $3.150	227	7.8	$2.41	$2,655
$ 3.151 - $6.300	803	5.1	4.91	5,630
$ 6.301 - $9.450	1,424	4.2	8.07	5,493
$ 9.451 - $12.600	1,018	7.5	11.03	941
$12.601 - $15.750	963	3.1	14.34	—
$15.751 - $18.900	2	1.2	18.06	—
$18.901 - $22.050	1	1.1	20.63	—
$22.051 - $25.200	210	1.3	22.38	—
$25.201 - $28.350	80	1.6	27.81	—

	4,728			$14,719

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT SEPTEMBER 30, 2006 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000 - $3.150	227	$2.41	$2,655
$ 3.151 - $6.300	803	4.91	5,630
$ 6.301 - $9.450	1,424	8.07	5,493
$ 9.451 - $12.600	978	10.98	934
$12.601 - $15.750	963	14.34	—
$15.751 - $18.900	2	18.06	—
$18.901 - $22.050	1	20.63	—
$22.051 - $25.200	210	22.38	—
$25.201 - $28.350	80	27.81	—

	4,688		$14,712

During the first and fourth quarters of 2004, Kforce granted 88 and 223 shares, respectively, of restricted stock to certain members of senior management. The shares vest at the end of the following two-year periods. Upon issuance of the restricted stock shares, unearned compensation of $819 and $2,444, respectively, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. Unearned compensation of $1,094 was reclassified to additional paid-in capital on January 1, 2006, in accordance with the modified prospective method of transition prescribed by SFAS 123R. Restricted stock compensation of $281 and $844 and $393 and $1,178 was included in compensation expense for the three and nine months ended September 30, 2006 and 2005, respectively. A tax benefit of $114 and $341 and $152 and $468 attributable to restricted stock compensation was recognized in income during the three and nine months ended September 30, 2006 and 2005, respectively.

The value of time-based restricted stock is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes the Company’s time-based nonvested share activity for the nine months ended September 30, 2006:

NONVESTED SHARES (TIME BASED)	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested as of December 31, 2005	281	$10.52
Granted	—	—
Vested	75	9.35
Forfeited	—	—

Nonvested as of September 30, 2006	206	10.95

As of September 30, 2006, there was $250 of total unrecognized compensation cost related to time-based nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of three months.

NOTE E – ACQUISITIONS

PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation (“PCCI”), H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000 (the “Purchase Price”) payable in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. To the extent that escrowed funds remain after satisfaction of PCCI’s indemnification obligations and Purchase Price adjustments, those amounts will be released to PCCI and accounted for as Purchase Price as of the date the proceeds are issuable from the escrow. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements.

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

Kforce incurred $64,354 in transaction costs, inclusive of purchase price, which includes $64,021 of transaction costs paid in 2006, $198 of transactions costs paid in 2005, and accrual of liabilities of $135. Net assets of $11,356 were acquired as a result of the transaction. As of September 30, 2006, $5,000 of the total transaction costs remained on deposit in escrow. During the quarter ending September 30, 2006, to satisfy adjustments to the purchase price, $371 of escrow was returned to Kforce, and $629 was released to PCCI from escrow, as provided for in the Merger Agreement discussed above. The remaining $5,000 of the escrow deposit is available to satisfy indemnification obligations of PCCI until the expiration of the escrow period on March 31, 2007, and has been included in other assets, net on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2006.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$42,998
Acquisition intangibles	5,000
Net assets acquired	11,356

Total purchase price	$59,354

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$18,375
Other assets	1,593
Income tax receivables	3,135
Deferred tax assets	1,807

Total assets acquired	24,910

Current liabilities	10,733
Debt	842
Long-term liabilities	1,979

Total liabilities assumed	13,554

Net assets acquired	$11,356

Preliminarily, $5,000 of the excess purchase price has been allocated to intangible assets. Such value is expected to be assigned to customer lists and non-compete agreements that have weighted average useful lives of approximately 4 years.

The $42,998 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Tech business segment, and is not deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed, as Kforce has not completed the valuation of intangible assets acquired.

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

As consideration for the purchase, Kforce issued 2,348 shares of Kforce stock of which 1,233 were held in escrow under the terms of the agreement. The Kforce stock was valued at a price of $11.57 per share, the average market price of the shares from the period 5 days before and after the date the agreement was signed and announced. At December 31, 2005, 1,584 shares were issued under the terms of the agreement, with a total addition to equity of $18,324, and 450 shares remained in escrow. Kforce also incurred $455 in transaction costs, which includes $179 of transaction costs paid in 2004, and assumed net liabilities of $663. On February 2, 2006, 225 of the 450 shares remaining in escrow were issued under the terms of the agreement resulting in a $2,602 increase in goodwill. On August 1, 2006, the remaining shares in escrow were issued under the terms of the agreement resulting in a $2,603 increase in Goodwill.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$23,526
Transaction costs	458

Total purchase price	$23,984

Goodwill	$21,647
Customer lists	2,800
Non-compete agreements	200
Net liabilities assumed	(663)

Total purchase price	$23,984

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$10,031
Other assets	75

Total assets acquired	10,106

Current liabilities	5,347
Debt	2,467
Long-term liabilities	2,955

Total liabilities assumed	10,769

Net liabilities assumed	$663

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

The $21,647 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Tech business segment. This goodwill is not deductible for tax purposes.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues	$238,700	$230,772	$703,281	$674,793
Net income	$8,842	$7,836	$23,497	$18,258
Basic income per share	$.22	$.20	$.59	$.47
Diluted income per share	$.21	$.19	$.56	$.45
Basic shares outstanding	40,732	38,475	39,963	38,811
Diluted shares outstanding	42,091	40,462	41,972	40,786

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

Historically, and through September 30, 2006, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Tech	FA	HLS	TOTAL
Three months ended September 30:
2006
Net Service Revenue
Flex	$117,095	$53,329	$48,788	$219,212
Search	7,417	10,737	1,334	19,488

Total Revenue	$124,512	$64,066	$50,122	$238,700

Gross Profit	$40,483	$28,485	$16,433	$85,401

2005
Net Service Revenue
Flex	$90,281	$54,998	$47,907	$193,186
Search	4,793	8,060	1,254	14,107

Total Revenue	$95,074	$63,058	$49,161	$207,293

Gross Profit	$29,079	$24,312	$14,998	$68,389

Nine months ended September 30:
2006
Net Service Revenue
Flex	$336,048	$158,103	$147,300	$641,451
Search	19,156	31,327	3,463	53,946

Total Revenue	$355,204	$189,430	$150,763	$695,397

Gross Profit	$110,906	$82,060	$47,364	$240,330

2005
Net Service Revenue
Flex	$263,199	$157,904	$136,073	$557,176
Search	13,691	24,112	3,684	41,487

Total Revenue	$276,890	$182,016	$139,757	$598,663

Gross Profit	$81,475	$69,093	$41,913	$192,481

NOTE G – SUBSEQUENT EVENTS

Acquisition of Bradson Corporation

On October 1, 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation, a Rhode Island corporation (“Bradson”), Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce (“KGH”), Ronald M. Bradley (“Bradley”), Barbara J. Lewis (“Lewis”) and David M. Halstead (“Halstead”) (collectively, Bradley, Lewis and Halstead are referred to as the “Shareholders”) and Bradley in his capacity as the Representative.

Bradson was a privately held company based in Arlington, Virginia, and has been a prime contractor of Finance and Accounting professional services to the Federal Government for over 20 years. Bradson’s primary customers include the Department of Defense and the Department of Homeland Security.

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73,000 (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4,000 in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility. On October 2, 2006, KGH placed into escrow $5,000 of the total Purchase Price to secure Bradson’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. KGH, Bradson, and the Shareholders have made certain customary representations, warranties and covenants in the Stock Purchase Agreement. Kforce is a party to the Stock Purchase Agreement as a guarantor of the performance of all obligations of KGH, including all obligations to make the payments of the Purchase Price to the Shareholders.

Because the closing occurred on October 1, 2006, none of Bradson’s results of operations have been included in Kforce’s consolidated financial statements as of September 30, 2006. Kforce is currently in the process of allocating the purchase price to the fair value of the assets and liabilities acquired in conjunction with the acquisition.

Amended Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”), with a syndicate led by Bank of America, N.A. Under the Credit Facility, Kforce increased its indebtedness under its existing $100,000 revolving credit facility. Kforce’s maximum borrowings under the Credit Facility are now limited to $140,000, including a revolving loan tranche of up to $100,000 (the “Revolving Loan Amount”), an additional revolving loan tranche (the “Additional Availability Amount”) of up to $25,000, and a $15,000 sub-limit for letters of credit. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, plus the lesser amount of $25,000 or 20% of the net amount of eligible accounts receivable, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of LIBOR plus 1.25% or Prime, and outstanding borrowings under the Additional Availability Amount bear interest at a rate of LIBOR plus 3% or Prime plus 1.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to .125% of the amount of each letter of credit issued, plus 1.25% per annum of the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $375 upon entering into the Credit Facility and is also required to pay an annual administrative fee of $62.5. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements and is prohibited from making any dividend distributions. The Additional Availability Amount is reduced by $1,250 per month beginning November 2006, until the Additional Availability Amount is entirely eliminated, which will result in its elimination no later than June 2008. The Credit Facility expires on November 3, 2011.

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At September 30, 2006, we operated 74 field offices in 43 markets and provide services in 49 states through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through three business segments: Technology (“Tech”), Finance and Accounting (“FA”), and Health and Life Sciences (“HLS”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research (formerly Pharmaceutical), Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters, with services being provided for certain clients through our field offices. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

We provide “staffing” services to our clients. Our staffing services include Flexible Staffing Services (“Flex”) and Search Services (“Search”).

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

The Flex business comprised 91.8% of our revenues for the quarter ended September 30, 2006. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 8.2% of revenues for the quarter ended September 30, 2006.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 19% of revenues for the quarter ended September 30, 2006. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 21% of the applicable market and that no single firm has a larger than 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage, particularly with larger clients that have operations in multiple markets.

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

The acquisitions of Vista and PCCI expanded Kforce’s service offerings in technology in the Federal government sector. We believe the integration of the operations of Vista and PCCI into Kforce has had a positive effect on revenues, net income and earnings per share beginning in the first quarter of 2005 and first quarter of 2006, respectively. We have not compiled separate results for the former Vista and portions of the PCCI operations because these operations have been fully integrated into Kforce and it is not feasible to track their results.

Acquisition of Bradson Corporation

On October 1, 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation, a Rhode Island corporation (“Bradson”), Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce (“KGH”), Ronald M. Bradley (“Bradley”), Barbara J. Lewis (“Lewis”) and David M. Halstead (“Halstead”) (collectively, Bradley, Lewis and Halstead are referred to as the “Shareholders”) and Bradley in his capacity as the Representative.

Bradson was a privately held company based in Arlington, Virginia, and has been a prime contractor of Finance and Accounting professional services to the Federal Government for over 20 years. Bradson’s primary customers include the Department of Defense and the Department of Homeland Security.

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73,000,000 (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4,000,000 in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility. On October 2, 2006, KGH placed into escrow $5,000,000 of the total Purchase Price to secure Bradson’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. KGH, Bradson, and the Shareholders have made certain customary representations, warranties and covenants in the Stock Purchase Agreement. Kforce is a party to the Stock Purchase Agreement as a guarantor of the performance of all obligations of KGH, including all obligations to make the payments of the Purchase Price to the Shareholders.

Because the closing occurred on October 1, 2006, none of Bradson’s results of operations have been included in Kforce’s consolidated financial statements as of September 30, 2006. Kforce is currently in the process of allocating the purchase price to the fair value of the assets and liabilities acquired in conjunction with the acquisition.

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	Revenue continued its growth into the third quarter of 2006, with sequential growth of 1.8% over the second quarter of 2006 and growth of 15.2% over the third quarter of 2005.

•	Flex revenue increased by $2.5 million or 1.1% to $219.2 million from the second quarter of 2006 to the third quarter of 2006 and by $26.0 million or 13.5% from the third quarter of 2005. Flex revenue represented 91.8% of Kforce’s net service revenue for the quarter.

•	Search revenue continued its growth into the third quarter of 2006 with sequential growth of 10.3%, growth of 38.1% over the third quarter of 2005, and represented 8.2% of Kforce’s net service revenue for the quarter.

•	Gross profit margins have improved by 3.6% to 35.8% in the third quarter of 2006 from 34.5% in the second quarter of 2006, and 8.4% from 33.0% in the third quarter of 2005.

•	Net income of $8.8 million increased from the second quarter of 2006 by 5.7% and from the third quarter of 2005 by 31.7%.

•	Earnings per share of $.21 had a $.01 sequential growth over the second quarter of 2006 and $.04 increase from the third quarter of 2005.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 44.4 days and an allowance for doubtful accounts and fallouts of 2.9%.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 2.9% as of September 30, 2006 and 4.9% as of December 31, 2005. As of September 30, 2006, no single client has a receivable balance greater than 4.7% of total accounts receivable, and the largest ten clients represent approximately 19.2% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially and adversely impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

Kforce incurred net losses for each of the four years ending December 31, 2002, and, as a result, has significant net operating loss carryforwards (“NOLs”) for both federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs, plus or net of timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce also acquired certain deferred tax assets in 2004 from Hall Kinion which were also fully reserved at the date of acquisition. Kforce had net income during each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized in that year by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. Kforce also had net income during each of the quarters in the year ended December 31, 2004. As a result of Kforce’s profitability in each of the quarters for the years ended December 31, 2003 and December 31, 2004, and the corresponding forecast of future operating earnings, Kforce changed the conclusion reached at December 31, 2002. Therefore, for the year ended December 31, 2004, Kforce recognized a $13.5 million income tax benefit, which consisted of the reversal of the valuation allowance in 2004, net of current and deferred income tax of $5.7 million. In addition, during the year ended December 31, 2004, Kforce reversed $21.8 million of valuation allowance related to deferred tax assets acquired in conjunction with the Hall Kinion acquisition. This reversal was recorded as an offset to goodwill. At September 30, 2006, Kforce had remaining a valuation allowance of $1.4 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

For the quarter ended September 30, 2006, Kforce has recorded an income tax provision of $6.1 million which consists entirely of deferred taxes.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with generally accepted accounting standards. The annual assessments found that no impairment existed for the years ended December 31, 2005, 2004 or 2003. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for Kforce are Tech, FA, and HLS. Kforce utilizes two primary methods in its annual assessment of goodwill, a discounted cash flow method and a market approach (the guideline public company method), and considers the results of each to value its reporting units. The discounted cash flow method is an income approach whereby the value of the reporting unit is determined by discounting each reporting unit’s cash flow at an appropriate discount rate. In the most recent assessment of goodwill, Kforce utilized weighted average costs of capital ranging from 12.8 to 14.3 percent, costs of equity ranging from 14.5 to 15.5 percent, and an after tax cost of debt of 3.7 percent in order to value each of its reporting units under the discounted cash flow method. The guideline public company method is an approach that applies pricing multiples derived from comparable publicly traded guideline companies to the respective reporting unit to determine its value. In the most recent assessment of goodwill, Kforce utilized invested capital/revenue multiples ranging from .31 to .50, and invested capital/EBITDA multiples ranging from 14.10 to 16.70 in order to value each of its reporting units under the guideline public company method. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. Kforce intends to perform the required annual testing in the fourth quarter of 2006.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (other than goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at September 30, 2006 of $12.1 million, $8.2 million, and $11.1 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets.

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

Accrued Bonuses

Kforce pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of measures of quarterly and annual performance. Executive and corporate bonuses are accrued for payment shortly before or after the close of the fiscal year, based in part upon anticipated annual results compared to annual budgets. Field management bonuses are a component of approved compensation plans which specify individual incentive target levels based on actual results. Variances in revenue, gross margin, sales, general and administrative expenses or net income at a consolidated, segment or individual manager level can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

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

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the third quarter of 2006, and experienced sequential revenue growth of 1.8%. This quarter makes fifteen straight quarters of profitability for Kforce. In comparison with the third quarter of 2005, Kforce experienced significant increases in revenues and gross profit, and a strong improvement in income before income taxes. In addition, both the Flex and Search components of our revenues have shown growth throughout 2005 and 2006; however, it remains difficult to predict whether there will be future growth in our Search business. Selling, general and administrative expenses as a percentage of revenues increased as compared to the third quarter of 2005, due to our investment in sales and sales support personnel, marketing, training, recruiting and infrastructure projects.

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

The acquisitions of Vista, effective February 1, 2005, and PCCI, effective January 31, 2006, continue to impact our financial results and business drivers. As a result of our successful integration efforts, revenues and costs contributed by the acquired entities are merged into the Kforce business segments, making it not feasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on Flex revenues for the Tech segment. Search business and the FA and HLS segments were not materially affected by the acquisitions. Kforce believes a portion of the increase in SG&A, during the first and second quarters of 2005 and 2006, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to the acquisitions.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net Service Revenue by Segment:
Tech	52.2%	45.9%	51.1%	46.3%
FA	26.8	30.4	27.2	30.4
HLS	21.0	23.7	21.7	23.3

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	91.8%	93.2%	92.2%	93.1%
Search	8.2	6.8	7.8	6.9

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	35.8%	33.0%	34.6%	32.2%
SG&A	28.0%	26.3%	27.4%	26.6%
Depreciation and amortization	1.2%	1.1%	1.1%	1.0%
Income before taxes	6.2%	5.4%	5.6%	4.3%
Net income	3.7%	3.3%	3.3%	2.6%

Results of Operations for each of the Three and Nine Months Ended September 30, 2006 and 2005.

Net service revenues. Net service revenues increased 15.2% and 16.2%, respectively, to $238.7 million and $695.4 million for the three and nine months ending September 30, 2006, as compared to $207.3 million and $598.7 million for the same periods in 2005. The increase was comprised of a $5.4 million and a $12.5 million increase in Search fees and a $26.0 million and $84.3 million increase in Flex revenues for the three and nine months ended September 30, 2006, respectively, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2006 Revenue	$117,095	$7,417
2005 Revenue	90,281	4,793
Percent Increase	29.7%	54.8%
FA
2006 Revenue	$53,329	$10,737
2005 Revenue	54,998	8,060
Percent (Decrease) Increase	(3.0)%	33.2%
HLS
2006 Revenue	$48,788	$1,334
2005 Revenue	47,907	1,254
Percent Increase	1.8%	6.3%

Nine months ended (in 000’s)
Tech
2006 Revenue	$336,048	$19,156
2005 Revenue	263,199	13,691
Percent Increase	27.7%	39.9%
FA
2006 Revenue	$158,103	$31,327
2005 Revenue	157,904	24,112
Percent Increase	0.1%	29.9%
HLS
2006 Revenue	$147,300	$3,462
2005 Revenue	136,073	3,684
Percent Increase (Decrease)	8.3%	(6.0)%

Flexible Billings. Flex revenues in the Tech segment increased 29.7% compared to the quarter ended September 30, 2005. HLS and FA segment revenues, which were unaffected by the acquisitions, increased 1.8% and decreased 3.0%, respectively, compared to the quarter ended September 30, 2005. The primary drivers of Flex billings are the number of hours billed and bill rate per hour. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Improvements in economic conditions and our focus on pricing and customer profitability contributed to the increase in the average bill rate per hour from $44.97 during the quarter ended September 30, 2005, to $50.32 during the quarter ended September 30, 2006. Average bill rates per hour were $61.27 and $64.73 for Tech, $31.14 and $35.32 for FA, and $45.42 and $46.87 for HLS, for the quarters ended September 30, 2005 and September 30, 2006, respectively.

Total hours billed for FA decreased 14.5% and 15.0% due to a decrease in hours billed to title and mortgage processing clients for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. Total hours billed for HLS decreased 2.1% due to a decrease in hours billed to nursing clients for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2006.

Total hours billed increased 1.2% to 4.3 million hours and 0.2% to 12.7 million hours for the three and nine months ended September 30, 2006, respectively from 4.2 million hours and 12.6 million hours for the same periods in 2005. Flex hours billed for the three months and nine months ended September 30, by segment, were as follows:

	2006	2005	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,802	1,473	22.3%
FA	1,511	1,767	(14.5)%
HLS	964	985	(2.1)%

Total Hours Billed	4,277	4,225	1.2%

Nine Months Ended (in 000’s)
Tech	5,187	4,386	18.3%
FA	4,631	5,451	(15.0)%
HLS	2,845	2,802	1.5%

Total Hours Billed	12,663	12,639	0.2%

Billable expenses increased for the three and nine months ended September 30, 2006 for Tech, FA, and HLS as compared to the same periods in 2005. Changes in billed expenses are attributable to increases or decreases in project work. Flex billable expenses included in revenue for the three and nine months ended September 30, by segment, were as follows:

	2006	2005	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$1,065	$793	34.2%
FA	279	99	182.6%
HLS	3,614	3,173	13.9%

Total Billable Expenses	$4,958	$4,065	22.0%

	2006	2005	Increase (Decrease)
Nine Months Ended (in 000’s)
Tech	$2,386	$2,253	5.9%
FA	512	507	0.8%
HLS	10,687	8,590	24.4%

Total Billable Expenses	$13,585	$11,350	19.7%

Search Fees. The increase in Search fees is primarily attributable to an increase in the average placement fee and an increase in the total number of placements. Total placements increased 27.8% to 1,445 and 16.3% to 4,079 for the three and nine months ended September 30, 2006, from 1,130 and 3,508 for the same periods in 2005, respectively. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the PCCI acquisition had only a minimal impact on Search revenue in the three and nine months ended September 30, 2006.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 24.9% to $85.4 million and 24.9% to $240.3 million for the three and nine months ended September 30, 2006, respectively, from $68.4 million and $192.5 million for the same periods in 2005. Gross profit as a percentage of net service revenues increased to 35.8% and 34.6% for the three and nine months ended September 30, 2006, respectively, as compared to 33.0% and 32.2% for the same periods in 2005.

The increase in gross profit is primarily attributable to increases in volume for Search and Flex in addition to an overall increase in the spread between bill rate and pay rate (“Flex Rate”), and an increase in the average bill rate for search placements for the three and nine months ended September 30, 2006 as compared to the same periods in 2005. The increase in Flex gross profit for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, was $11.6 million, resulting from a $10.8 million increase in Flex rate and a $0.8 million increase in volume. The increase in Flex gross profit for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, was $35.4 million, resulting from a $0.4 million increase in volume and a $35.0 million increase in Flex Rate. The increase in Search gross profit of $5.4 million for the three months ended September 30, 2006, compared to the same period in 2005, was comprised of a $4.2 million increase in volume and a $1.2 million increase in rate for the three months. The increase in Search gross profit of $12.5 million for the nine months ended September 30, 2006, compared to the same period in 2005, was comprised of a $7.4 million increase in volume and a $5.1 million increase in rate for the nine months.

Changes in total gross profit percentage by segment for the three and nine months ended September 30, 2006 were as follows:

	2006	2005	Increase (Decrease)
Three Months Ended
Tech	32.5%	30.6%	6.3%
FA	44.5%	38.6%	15.3%
HLS	32.8%	30.5%	7.5%
Total	35.8%	33.0%	8.4%

	2006	2005	Increase (Decrease)
Nine Months Ended
Tech	31.2%	29.4%	6.1%
FA	43.3%	38.0%	14.1%
HLS	31.4%	30.0%	4.8%
Total	34.6%	32.2%	7.5%

The increase in total gross profit percentage for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was the result of increases in both Flex gross profit percentage and an increase in Search revenues as a percent of total revenues.

Flex gross profit, year-over-year, has seen an overall improvement due to an improvement in the Flex Rate. The Flex Rate has improved throughout 2005, and has continued through the third quarter of 2006. Below is a table detailing Flex gross profit percentages by segment:

	2006	2005	Increase (Decrease)
Three Months Ended
Tech	28.2%	26.9%	5.0%
FA	33.3%	29.5%	12.6%
HLS	30.9%	28.7%	7.9%
Total company	30.1%	28.1%	7.0%

	2006	2005	Increase (Decrease)
Nine Months Ended
Tech	27.3%	25.8%	6.0%
FA	32.1%	28.5%	12.6%
HLS	29.8%	28.1%	6.1%
Total company	29.1%	27.1%	7.2%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $66.9 million and $190.6 million, for the three and nine months ended September 30, 2006, respectively, as compared to $54.6 million and $159.3 million for the same periods in 2005. The increases in SG&A expenses for the three and nine month periods ended September 30, 2006, as compared to the same periods in the prior year, are primarily attributable to compensation costs relating to the continuing operations of the acquired PCCI business and increases in compensation expense incurred from our continued investments in sales and sales support personnel, training, marketing, recruiting and infrastructure projects, as discussed below. Increased SG&A costs related to the PCCI acquisition included non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to PCCI back office operations. We believe such duplicate back office expenses have been eliminated as of the quarter ended June 30, 2006. Other increases in SG&A costs included an increase in professional fees of $0.5 million for the quarter ended September 30, 2006 as compared to the same period in 2005 due mainly to increases in consulting and legal fees. Staffing expense also increased $0.3 million for the quarter ended September 30, 2006 as compared to the same period in 2005 primarily due to increased hiring of sales associates for the quarter ended September 30, 2006. With such increased costs, SG&A expenses as a percentage of net service revenues increased to 28.0% and 27.4% in the three and nine months ended September 30, 2006, compared to 26.3% and 26.6% for the same periods in 2005.

Total commissions, compensation, payroll taxes, and benefits costs were $53.6 million and $149.8 million which represented 80.2% and 78.6% of total SG&A for the three and nine months ended September 30, 2006, respectively, and $42.2 million and $123.6 million or 77.4% and 77.6% of total SG&A for the same periods in 2005. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the larger business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years, offset slightly by decreases in health benefit costs. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

Kforce did not have any outstanding unvested options as of December 31, 2005. Accordingly, fair value accounting required by SFAS 123R, which was adopted by Kforce on January 1, 2006, using the modified prospective method, did not result in any compensation expense from any of Kforce’s options outstanding as of December 31, 2005.

Kforce incurred $13,000 of options expense related to the issuance of shares to certain members of the board of directors and a member of executive management under the Stock Incentive Plan during the three months ended September 30, 2006.

Depreciation and amortization. Depreciation and amortization increased 27.5% and 33.1% to $2.8 million and $7.9 million for the three and nine months ended September 30, 2006, respectively, compared to $2.2 million and $6.0 million for the same periods in 2005. The increase in expense for the period ended September 30, 2006, as compared to the same periods in 2005, was primarily due to amortization of intangible assets related to the Vista and PCCI acquisitions and the amortization of capital leases related to computer hardware.

Kforce has implemented new front office and related computer software beginning in April 2005, which we believe has enhanced the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and has also improved customer service. Subsequent to that implementation, Kforce has continued to develop related back office software. Kforce has incurred development and implementation costs of $702,000 and $1,319,000 during the three and nine months ended September 30, 2006, respectively, compared to $596,000 and $2,377,000 for the same periods in 2005, respectively, which were capitalized. Kforce will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net increased 72.1% and 80.3% to $0.8 million and $2.7 million for the three and nine months ended September 30, 2006 and from $0.5 million and $1.5 million for the same periods in 2005. The increase of $0.3 million and $1.2 million was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisition of PCCI.

Income before taxes. Income before taxes for the three and nine months ended September 30, 2006, increased to $14.9 million and $39.1 million, respectively, as compared to income before taxes of $11.1 million and $25.8 million for the same periods in 2005, as a result of the factors discussed above.

Income tax provision. For the three and nine months ended September 30, 2006, Kforce has recorded an income tax provision of $6.1 million and $15.8 million, respectively, compared to an income tax provision of $4.4 million and $10.3 million, respectively, for the same periods in 2005. The income tax provision for the quarter ended September 30, 2006 consists entirely of deferred income taxes, because of the availability of federal and state NOLs. At September 30, 2006, Kforce continues to carry a valuation allowance of $1.4 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Net income. Net income increased to $8.8 million and $23.3 million for the three and nine months ended September 30, 2006, respectively, as compared to $6.7 million and $15.5 million for the same periods in 2005, primarily as a result of the factors discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $0.8 million as of September 30, 2006, a decrease of $36.3 million from the $37.1 million at year-end 2005. As further described below, Kforce generated $20.8 million of cash from operating activities, used $68.6 million of cash in investing activities and generated $11.5 million from financing activities, during the nine months ended September 30, 2006.

Operating Activities

During the nine months ended September 30, 2006, cash flow provided by operations was approximately $20.8 million, resulting primarily from net income of $23.3 million, a deferred income tax provision of $15.0 million, depreciation and amortization of $7.9 million, an increase in accrued payroll costs of $6.7 million and an increase in bank overdrafts of $6.0 million, offset by excess tax benefit attributable to option exercises of $4.1 million, an increase in trade receivables of $28.8 million, an increase in prepaid expenses and other current assets of $1.4 million, an increase in other assets, net, of $2.5 million, and a decrease in accounts payable and other accrued liabilities of $2.4 million.

Kforce’s gross accounts receivable were $151.3 million at September 30, 2006, which was a $46.8 million increase from $104.5 million at the end of 2005. The majority of this increase is due to the acquisition of PCCI and increased revenues. If we continue to experience growth in revenue, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At September 30, 2006, Kforce had $81.3 million in positive working capital in addition to its $0.8 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 1.99 at September 30, 2006.

Investing Activities

During the nine months ended September 30, 2006, cash flow used in investing activities was approximately $68.6 million. The primary driver for the use of cash in investing activities was the acquisition of PCCI which totaled $64.6 million. Additionally, in order to improve the productivity and functionality of our sales force and our support operations, Kforce has used funds for capital expenditures of $4.0 million primarily for new software development, field office expansions and computer equipment refreshes. Kforce anticipates capital expenditures for 2006 will be at approximately the same level as 2005. Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the nine months ended September 30, 2006, cash flow provided by financing activities was approximately $11.5 million resulting from $3.3 million in net borrowings from our Credit Facility, proceeds of $13.7 million from the exercise of stock options and related tax benefits, offset by the repayment of certain capital expenditure financing totaling $2.6 million, and the repurchase of $2.9 million in common stock.

Credit Facility

On October 28, 2005, Kforce entered into a Seventh Amendment to the Credit Facility (the “Extended Credit Facility”) with a syndicate led by Bank of America. Under the Extended Credit Facility, Kforce’s maximum borrowings are limited to $100 million. In addition, Kforce has the right under the Extended Credit Facility to increase the maximum borrowings available to $140 million under an accordion feature. Borrowings under the Extended Credit Facility are limited to 85% of eligible accounts receivable. Under the Extended Credit Facility, Kforce may have loans outstanding with a rate of LIBOR plus 1.25% or Prime minus 0.25%. To the extent that Kforce has unused availability under the Extended Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $250,000 upon entering into the Extended Credit Facility, and is also required to pay an annual administrative fee of $50,000. Borrowings under the Extended Credit Facility are secured by all of the assets of Kforce. Under the Extended Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements, and is permitted to make dividend distributions if borrowing availability under the Extended Credit Facility is not less than $15 million after giving effect to the distributions. Kforce has been in compliance with the minimum availability and fixed charge coverage ratio requirements at all times during the history of the Extended Credit Facility. In addition to the $38.3 million and $103.0 million outstanding, the amounts available under the Credit Facility as of September 30, 2006 and November 3, 2006 were $48.3 million and $22.7 million, respectively.

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”), with a syndicate led by Bank of America, N.A. Under the Credit Facility, Kforce increased its indebtedness under its existing $100 million revolving credit facility. Kforce’s maximum borrowings under the Credit Facility are now limited to $140 million, including a revolving loan tranche of up to $100 million (the “Revolving Loan Amount”), an additional revolving loan tranche (the “Additional Availability Amount”) of up to $25 million, and a $15 million sub-limit for letters of credit. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, plus the lesser amount of $25 million or 20% of the net amount of eligible accounts receivable, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of LIBOR plus 1.25% or Prime, and outstanding borrowings under the Additional Availability Amount bear interest at a rate of LIBOR plus 3% or Prime plus 1.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to .125% of the amount of each letter of credit issued, plus 1.25% per annum of the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $375,000 upon entering into the Credit Facility and is also required to pay an annual administrative fee of $62,500. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements and is prohibited from making any dividend distributions. The Additional Availability Amount is reduced by $1.25 million per month beginning November 2006, until the Additional Availability Amount is entirely eliminated, which will result in its elimination no later than June 2008. The Credit Facility expires on November 3, 2011.

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

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. At September 30, 2006, and November 3, 2006 we had repurchased approximately 20.6 million shares for $117.8 million under this plan. Approximately 190,000 shares have been repurchased during 2006 for approximately $2.9 million. Therefore, approximately $17.2 million was available under the current board authorization as of September 30, 2006 and November 3, 2006. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Amount available under bank plan	Amount available under board plan
January 2006	16,660	$11.16	—	(a)	$19,956,834
February 2006	—	—	—	(a)	19,956,834
March 2006	—	—	—	(a)	19,956,834
April 2006	—	—	—	(a)	19,956,834
May 2006	173,094	$15.84	—	(a)	17,214,743
June 2006	—	—	—	(a)	17,214,743
July 2006	—	—	—	(a)	17,214,743
August 2006	—	—	—	(a)	17,214,743
September 2006	—	—	—	(a)	17,214,743

Total	189,754	$15.43	—		$17,214,743

January 2005	—	—	—	$25,000,000	$6,055,253
February 2005	—	—	—	25,000,000	6,055,253
March 2005	—	—	—	25,000,000	6,055,253
April 2005	—	—	—	25,000,000	6,055,253
May 2005	111,480	$7.70	—	24,141,448	5,196,701
June 2005	639,800	$7.90	—	19,087,511	20,142,765	(b)
July 2005	—	—	—	19,087,511	20,142,765	(b)
August 2005	—	—	—	19,087,511	20,142,765	(b)
September 2005	—	—	—	19,087,511	20,142,765	(b)

Total	751,280	$7.87	—	$19,087,511	$20,142,765

(a)	Bank limitation on repurchases of common stock ended upon the execution of the Extended Credit Facility dated October 28, 2005.
(b)	Included in the calculation of amount available under board plan is an addition of $20 million which was authorized in June 2005 by the board of directors.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of September 30, 2006:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$41,581	$9,522	$10,860	$6,111	$15,088
Capital leases	5,716	3,151	2,565	—	—
Credit facility	38,315	—	—	38,315	—
Deferred compensation plan liability	10,358	408	816	302	8,832
Other debt	838	838	—	—	—

Total	$96,808	$13,919	$14,241	$44,728	$23,920

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of September 30, 2006, the amount outstanding on our Credit Facility currently bears interest at a variable rate of 6.7% on $38.3 million of the debt. At this level of $38.3 million of debt and this effective rate of 6.7%, for a period of one year, interest expense would be approximately $2.6 million. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $383,000 on our interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

With our acquisition of PCCI and Bradson, we now provide a more significant amount of contractor services to the Federal government which may result in our operations possessing more risk than prior to such acquisitions.

Given the demands of providing services to the Federal government, we may occasionally have disagreements or experience performance issues with certain governmental customers. If such agreements or issues arise, then the Federal government could pursue remedies against us that include our forfeiture of profits, suspension of payments to us, fines levied on us, termination of the contract that is the subject of the dispute and our suspension or debarment from providing services to the Federal government. Other additional risks to our provision of contractor services to the Federal government include the failure of one or more agencies to fund or fully fund their contracts with us, and various regulatory, legal, accounting, audit, procurement and compliance risks associated with Federal government contracting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of January 17, 2006, by and among Kforce Inc., PCCI Holdings, Inc. and Trevose Acquisition Corporation. (16)

2.2	Stock Purchase Agreement, dated October 1, 2006, by and among Bradson Corporation, a Rhode Island corporation, Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce Inc., Kforce Inc., Ronald M. Bradley, Barbara J. Lewis, David M. Halstead and Ronald M. Bradley in his capacity as the Representative. (18)

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended and Restated Bylaws. (1)

3.2a	Amendment to the Amended & Restated Bylaws. (5)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.2	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.3	Form of Stock Certificate. (1)

10.1	Amended and Restated Credit Agreement dated as of November 3, 2000. (7)

10.1a	First Amendment to the Amended and Restated Credit Agreement dated as of December 10, 2000. (8)

10.1b	Second Amendment to the Amended and Restated Credit Agreement dated as of February 12, 2001. (7)

10.1c	Third Amendment to the Amended and Restated Credit Agreement dated as of January 1, 2002. (8)

10.1d	Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 5, 2002. (9)

10.1e	Fifth Amendment to the Amended and Restated Credit Agreement dated as of December 5, 2002. (10)

10.1f	Sixth Amendment to the Amended and Restated Credit Agreement dated as of August 26, 2004. (11)

10.1g	Waiver related to the Amended and Restated Credit Agreement dated as of April 21, 2005. (12)

10.1h	Waiver related to the Amended and Restated Credit Agreement dated as of August 3, 2005. (13)

10.1i	Seventh Amendment to the Amended and Restated Credit Agreement dated as of October 28, 2005.(14)

10.1j	Corrective Modification to the Seventh Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2005. (15)

10.2	Second Amended and Restated Credit Agreement dated October 2, 2006, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto. (17)

10.3	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.4	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(7)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2001.
(8)	Incorporated by reference to the Registrant’s Form 10-K (File No. 000-26058) filed March 29, 2002.
(9)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed November 14, 2002.
(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed December 6, 2002.
(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed August 31, 2004.
(12)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed May 6, 2005.
(13)	Incorporated by reference to the Registrant’s Form 10-Q (File No. 000-26058) filed August 8, 2005.
(14)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 3, 2005.
(15)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed November 7, 2005.
(16)	Incorporated by reference to the Registrant’s Form 8-K/A (File No. 000-26058) filed January 23, 2006.
(17)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 3, 2006.
(18)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 2, 2006.

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

Date: November 3, 2006