Form 10-Q/A
period 2006-09-30
KFORCE  INC
filed 2007-01-29
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Kforce Inc. (“Kforce”) hereby files this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, solely to correct an inadvertent omission of Item 5 of Part II information.

PART II — OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 31, 2006, Kforce issued a press release regarding its earnings for the third quarter ended September 30, 2006. A copy of the press release is attached as Exhibit 99.1 to this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, and is incorporated by reference. The attached Exhibit 99.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

ITEM 6. EXHIBITS

31.3	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Kforce Inc. dated October 31, 2006.

2

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

Date: January 29, 2007

3