Form 10-K
period 2006-12-31
KFORCE  INC
filed 2007-03-07
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of registrant’s voting and non-voting stock held by nonaffiliates of registrant, as of June 30, 2006 was $628,271,054.

The number of shares outstanding of registrant’s Common Stock as of March 2, 2007, was 41,008,298.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of the registrant’s definitive proxy statement for the Annual Meeting of the registrant’s Shareholders to be held on June 19, 2007, are incorporated by reference into Part III of this Form.

KFORCE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Who We Are

We are a national provider of professional and technical specialty staffing services. Kforce is a Florida corporation and was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Following an Initial Public Offering in August 1995, Kforce grew to 31 offices in 18 major markets. On April 20, 1998, Kforce consummated a merger whereby Source Services Corporation (“Source”), was merged into Kforce. On June 7, 2004, we completed a transaction whereby Hall, Kinion and Associates, Inc. was merged into Kforce. On February 1, 2005, we completed the acquisition of VistaRMS, Inc. During 2006, Kforce completed the acquisition of PCCI Holdings, Inc. on January 31, 2006 and the acquisition of Bradson Corporation on October 1, 2006. These transactions are discussed in further detail later in Item 1. At December 31, 2006, we operated 74 field offices in 43 markets and we currently provide services in all 50 states and the District of Columbia through these offices or from our headquarters in Tampa, Florida. We provide our clients staffing services through four business segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government. Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters. Substantially all the services of our Government segment are sold and delivered through prime contracts with Federal government agencies by field offices located in the Washington, D.C. metropolitan area. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services such as payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 92.4% of our revenues for the year ended December 31, 2006. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate employee compensation. The Flex business model involves attempting to maximize consultant hours and billing rates while optimizing consultant pay and benefit costs, associate compensation and benefits, and the operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all Search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 7.6% of revenue in 2006.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 19% of revenues for the year ended December 31, 2006. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 22% of the applicable market and that no single firm has larger than an approximate 4% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of approximately $81 billion in 2004, $107 billion in 2005, and $119 billion in 2006. While no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular, we believe that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or, conversely, an economic slowdown will cause demand for additional U.S. workers to contract, and that Flex demand generally increases before demand for permanent placements increases. We also believe that our three areas of functional focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing may become a higher percentage of total jobs, particularly in the professional, technical and government areas. We also believe that the Government segment will have more stable growth during variable economic cycles due to the growth of the Federal agencies that are customers of Kforce and also partially due to the use of outsourced labor by many government agencies to replace employees who are retiring. Further, we believe that the recent positive trends in our operating results, which we believe have been enhanced by the streamlining of our operations and centralizing of certain support functions, have positioned Kforce well for the future.

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

As a result of this acquisition, Kforce expanded its market presence by adding 18 offices, not including 25 offices that were consolidated with existing Kforce offices. The acquisition also expanded Kforce’s service offerings in technology and finance and accounting in certain market segments. We believe the integration of the operations of Hall Kinion into Kforce has had a positive effect on revenues, net income and earnings per share beginning in the third quarter of 2004. We have not compiled separate results for the former Hall Kinion operations because these operations have been fully integrated into Kforce and it is not feasible to track their results.

Details of the terms of the acquisition are included in a Registration Statement on Form S-4 that we filed on December 24, 2003, and amended on February 9, 2004, April 13, 2004, May 3, 2004 and May 5, 2004.

Acquisition of VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately held company based in Herndon, Virginia, in exchange for 2.3 million shares of Kforce common stock. This transaction was accounted for using the purchase method. The results of Vista’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Vista had produced revenue of approximately $50 million in technology staffing over the 12 months prior to the acquisition.

We believe the integration of the operations of Vista into Kforce has had a positive effect on revenues, net income and earnings per share beginning in the first quarter of 2005. We have not compiled separate results for the former Vista operations because these operations have been fully integrated into Kforce and it is not feasible to track their results.

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation (“PCCI”), H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60 million (the “Purchase Price”) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6 million of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), produced revenue of approximately $95 million in technology staffing and the Federal government technology services sector during the 12 months ended January 31, 2006. Approximately 35% of that revenue was generated in the government sector through primarily prime contract relationships. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the Federal government and commercial sectors.

Acquisition of Bradson Corporation

On October 1, 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation (“Bradson”), Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce (“KGH”), Ronald M. Bradley individually and on behalf of the other shareholders, Barbara J. Lewis and David M. Halstead.

Bradson was a privately held company based in Arlington, Virginia, and has been a prime contractor of finance and accounting professional services to the Federal government for over 20 years. Bradson’s primary customers include the Department of Defense and the Department of Homeland Security. Bradson generated approximately $26 million in revenues during the 12 months ended June 30, 2006.

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73 million (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4 million in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility. On October 2, 2006, KGH placed into escrow $5 million of the total Purchase Price to secure Bradson’s indemnification obligations and to satisfy certain adjustments to the Purchase Price. KGH, Bradson, and the shareholders have made certain customary representations, warranties and covenants in the Stock Purchase Agreement. Kforce is a party to the Stock Purchase Agreement as a guarantor of the performance of all obligations of KGH, including all obligations to make the payments of the Purchase Price to the shareholders.

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

Business Segments/Reporting Units

Kforce provides staffing services in four business segments:

Technology. The Bureau of Labor Statistics’ lists computer and data processing services among the fastest growing industries over the last decade. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Tech services focus primarily on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, and e-business and networking technicians). The economic slowdown of 2000-2003 significantly affected the willingness and ability of companies to commit capital resources to their technology systems/infrastructure. While our Tech staffing revenue increased substantially throughout 2004, 2005, and 2006, and we believe that the long-term business catalysts of technology remain in place, there can be no assurance that spending in the sector will return to the historic levels seen over the last decade.

Finance and Accounting. Our FA personnel provide both temporary staffing and search placement services to our clients in areas such as taxation, budget preparation and analysis, financial reporting, cost analysis, accounts payable, accounts receivable, professional administrative, credit and collections, general accounting, audit services and systems and controls analysis and documentation to support compliance work under Section 404 of the Sarbanes-Oxley Act of 2002. We believe we have built a reputation for providing qualified finance and accounting professionals to businesses. Historically, this business segment typically experiences its strongest demand in the months preceding and subsequent to the end of the calendar year as the result of increased demand for finance professionals to work on year-end closing and tax related assignments. During the 2000-2003 economic slowdown, FA revenues decreased significantly. While these areas improved substantially in 2004, 2005, and 2006, there can be no assurance that revenue in the FA sector will return to prior peak levels.

Health and Life Sciences. Our HLS segment consists of skilled professionals and technical services in the clinical research, health care and scientific fields. Examples of positions in these categories are: clinical research associates (“CRAs”) for the pharmaceutical industry, and health care information management professionals and nurses for hospitals. The Scientific specialty group supplies laboratory, research and development, quality assurance and quality control professionals to a variety of industries. Our HLS segment, and in particular the clinical research and scientific businesses, exhibits decreases in demand the final two weeks of the year as the result of holiday shutdowns at many large clients.

Government. Our Government segment provides FA and Tech professionals to the Federal government primarily as a prime contractor. We believe that our proven method for sourcing professional candidates for long term staffing assignments in combination with the prime contractor relationships which were acquired through the Bradson and PCCI acquisitions will allow us to pursue additional opportunities in the Federal government sector. The Bureau of Labor Statistics estimates 50% of Federal government employees and 70% of Federal senior managers will be eligible to retire by 2010. We believe that these statistics represent the opportunity that is available to Kforce as a prime contractor.

Kforce organizes and manages its FA and Tech business units along regional market lines: atlantic, eastern and western markets. Kforce believes this operational alignment supports a more customer centric organization, leverages our best leaders, leverages client relationships across functional offerings and streamlines the organization by placing senior management closer to the customer as well as achieving greater cost-efficiency. The HLS and Government segments are organized and managed by specialty because of the unique operating characteristics of each business.

Financial information regarding our business segments is included in Item 8 of Part II.

Staffing Services

Staffing services are provided to our clients based on an analysis of each client’s individual functional needs, including a determination of time duration of services required. Kforce offers staffing services in two categories: Flexible Staffing Services and Search Services. In 2006, Flexible Staffing and Search Services accounted for 92.4% and 7.6% of revenue, respectively.

Flexible Staffing Services

Kforce offers Flexible Staffing Services, providing personnel in the fields of information technology, finance and accounting and health and life sciences. Flexible Staffing Services entail placing skilled workers in the client environment on a contractual basis. Assignments typically run from three months to one year in duration. We currently offer Flexible Staffing Services in most large metropolitan market areas and as a prime contractor to the Federal government.

Search Services

Kforce provides Search Services (permanent placement) for professional and technical personnel in the areas of information technology, finance and accounting and health and life sciences.

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

The clients targeted for Search Services are typically the same as those targeted for Flexible Staffing Services. This common focus is intended to contribute to Kforce’s objective of providing an integrated solution for our clients’ personnel needs. Search Services were severely impacted by the economic downturn during 2000-2003. Although we have seen recovery in 2004, 2005, and 2006, there can be no assurance or expectation that Search Services revenues will return to prior levels.

Technology

Our focus for Kforce’s technology activities is to improve efficiency and maintain a leveragable platform. During 2006, we entered into an Enterprise Optimization Process (EOP), whereby we upgraded our back office financial systems, and whereby we plan to upgrade our human resources, time collection and billing systems in 2007. During 2005, we completed a data center refresh whereby virtually all of the hardware in our data center was replaced or upgraded with new hardware, which management believes will provide improved service to our corporate and field operations. In 2004, we continued to consolidate key technology activities to improve access to data and improve operating leverage. We completed a field server consolidation project which consolidated over 50 Microsoft Exchange (E-mail & Calendaring) servers in the field into one centralized Exchange system in our data center located in Tampa. We also completed the acquisitions of Hall Kinion in June 2004, Vista in February 2005, PCCI in January 2006, and Bradson in October 2006. We believe that we have successfully integrated Hall Kinion’s, Vista’s, PCCI’s and Bradson’s technical processes into Kforce processes and established a methodology for technical integration of future acquisitions.

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

Trade Names and Trademarks

The Kforce and OnStaff trade names, and the following trademarks: “Data Confidence,” “DC Vector,” “Data Confidence Vector,” “DC Empower,” and “DC Method,” are important to our business. Each of these trade names and trademarks are registered with the United States Patent and Trademark Office.

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

In addition, many companies utilize Vendor Management Systems (“VMS”) for the purchase of staffing services. Generally, VMS are software systems that allow companies to manage service providers. According to a survey conducted in 2005 by Staffing Industry Analysts, 24% of the Fortune 1000 have VMS installed, up from 20% in 2004, with another 17% planning to do so by the end of 2007. Data shows that larger, more sophisticated companies are more likely to add VMS. Approximately 35% of companies with at least 10,000 employees currently use VMS. Typically, VMS providers charge staffing firms 1% to 3% of total service revenues, which are usually recorded by staffing firms as a cost of services, thereby compressing margins. Kforce’s strategy has been to work with all VMS providers to enable us to provide Flexible Staffing Services to the broadest customer base possible in the sectors we serve.

In the United States, approximately 100 national competitors operate; and more than 9,500 smaller organizations compete in varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. In 2006, Kforce’s largest competitors included Adecco, S.A., Manpower, Inc., MPS Group, Inc., Robert Half International Inc., Spherion Corporation, Ciber Resources Connection, Jefferson Wells and CDI Corporation.

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

Financial Information About Foreign and Domestic Operations

Materially all of Kforce’s revenues are derived from domestic operations with customers located in the United States, for the years ended December 31, 2006, 2005 and 2004.

Operating Employees and Personnel

As of December 31, 2006, Kforce employed 2,160 operating employees and had approximately 10,300 consultants on assignment (“Flexible Consultants”) providing flexible staffing services to our clients. Flexible Consultants are primarily individuals who are employed directly by Kforce (“Flexible Employees”) representing approximately 87% of Flexible Consultants; the balance are individuals who are employed by other entities (“Independent Contractors”) that provide their employees to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (FICA), Federal and state unemployment taxes, workers compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

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

Kforce faces significant competition in the markets we serve, and there are limited barriers to entry for new competitors. The competition among staffing services firms is intense. Kforce competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search firms and other providers of staffing services. A number of our competitors possess substantially greater resources than we do. From time to time, we experience significant pressure from our clients to reduce price levels. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will continue to successfully compete.

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

Many staffing customers are now seeking an “offshore” solution to support their technology and business process function and, as a result, a significant amount of technology and financial staffing may be replaced by “offshore” resources. Prior to January 31, 2006, we did not provide an “offshore” program. Following the acquisition of PCCI on January 31, 2006, we now provide a limited technology staffing solution through a location in the Philippines to certain clients whose contracts were acquired in conjunction with the acquisition of PCCI. There can be no assurance that we will be able to compete successfully against other “offshore” solution providers or that we will not lose significant market share and revenue.

We do not provide a Vendor Management System (“VMS”) solution.

Many staffing customers are seeking to consolidate their use of staffing services through the use of VMS solutions. Kforce provides consultants to these clients through other staffing companies who utilize a VMS solution, but we do not currently provide this service directly to our clients. There can be no assurance that we can continue to effectively compete with those companies that provide a VMS solution.

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

Demand for temporary healthcare staffing services is significantly affected by the general level of patient occupancy at healthcare clients’ facilities. When a hospital’s occupancy increases, temporary employees are often added before full-time employees are hired. As occupancy decreases, clients may reduce their use of temporary employees before undertaking layoffs of their regular employees. Kforce may also experience more competitive pricing pressure during periods of occupancy downturn. This reduction in occupancy could adversely affect the demand for services and Kforce’s profitability. Although demand has improved for our healthcare staffing services during 2004, 2005, and 2006, there can be no assurance that such demand will remain at current levels.

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

Kforce’s growth depends in part on our ability to enter new vertical or geographic markets successfully. This expansion is dependent on a number of factors, including our ability to:

•	develop, recruit and maintain a base of qualified professionals within a new geographic market;

•	initiate, develop and sustain corporate client relationships in each new vertical or geographic market;

•	attract, hire, integrate and retain qualified sales and sales support employees; and

•	accurately assess the demand in a new market.

The addition of new offices and entry into new vertical or geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. In 2004, 2005 and 2006, we closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

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

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Kforce’s information systems are protected through physical and software safeguards including the use of a third party data processing center. However, Kforce and its systems are still vulnerable to natural disasters (we are headquartered in a hurricane prone area), fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and clinical records reliably, and to bill for services efficiently. In addition, we depend on third-party vendors for certain functions whose future performance and reliability we can not warrant.

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

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement with a syndicate led by Bank of America, N.A. (“The Credit Facility”). Under the Credit Facility, Kforce increased its indebtedness under its existing $100 million revolving credit facility. Kforce’s maximum borrowings under the Credit Facility are now limited to $140 million, including a revolving loan tranche of up to $100 million (the “Revolving Loan Amount”), an additional revolving loan tranche (the “Additional Availability Amount”) of up to $25 million, and a $15 million sub-limit for letters of credit. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, plus the lesser amount of $25 million or 20% of the net amount of eligible accounts receivable, minus certain minimum availability reserves. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements and is prohibited from making any dividend distributions. The Additional Availability Amount is reduced by $1.25 million per month beginning November 2006, until the Additional Availability Amount is entirely eliminated, which will result in its elimination no later than June 2008. The Credit Facility expires on November 3, 2011.

At no time during the existence of the Credit Facility have we ever failed to meet the minimum availability and fixed charge coverage ratio requirements. If we did not comply with these financial covenants, such a breach of the Credit Facility could materially adversely affect our liquidity and financial condition and could result, among other things, in the acceleration of all amounts borrowed under the Credit Facility. See the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Kforce’s stock price may be volatile.

Kforce’s common stock is traded on The NASDAQ Global Select Market under the symbol “KFRC.” The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the employment services industry, or other developments affecting us, our clients, or our competitors, some of which may be unrelated to our performance.

In addition, the stock market in general, especially the NASDAQ Global Select Market tier, along with market prices for staffing companies, has experienced volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.

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

RISKS RELATED TO OUR GOVERNMENT BUSINESSES

In 2006, Kforce acquired Pinkerton Computer Consultants, Inc., now named Kforce Government Solutions, Inc. (‘KGS”) and Bradson Corporation (“Bradson”). These firms, which operate as subsidiaries of Kforce, are substantially dedicated to contracting with and serving U.S. Federal government agencies (hereafter “Federal agency business”). Federal contractors, including KGS and Bradson, face a number of risks, including the following:

Our failure to comply with complex procurement laws and regulations could cause us to lose business, incur additional costs, and subject us to a variety of penalties.

We must comply with complex laws and regulations relating to the formation, administration, and performance of Federal government contracts. These laws and regulations create compliance risk and affect how we do business with our Federal agency clients, and may impose added costs on our business.

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with Federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. A failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the Federal government, each of which could lead to a material reduction in our revenue and operating results.

Our employees may engage in misconduct or other improper activities, which could harm our business.

Like all government contractors, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by our employees could include intentional failures to comply with Federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could adversely affect our business.

Our Federal agency business is dependent upon maintaining our reputation, our relationships and our performance.

The reputation and relationships that we have established and maintain with government personnel and agencies are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse impact. In addition, if our performance does not meet agency expectations, our revenue and operating results could be materially harmed.

Competition is intense in the Federal agency business.

There is often intense competition to win Federal agency contracts. If we are unable to successfully compete for new business or win competitions to maintain existing business, our revenue growth and margins may decline. Many of our competitors are larger and have greater resources than we do, larger client bases, and greater brand recognition. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide.

Loss of our General Services Administration (“GSA”) schedule contracts would impair our ability to win new business.

GSA schedule contracts constitute a significant percentage of revenue from our Federal agency clients. If we were to lose one or more of these contracts, we could lose revenue and our operating results could be adversely affected. These contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

Unfavorable government audit results could force us to refund previously recognized revenues and could subject us to a variety of penalties and sanctions.

The Federal agencies can audit and review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. An audit of our work, including an audit of work performed by companies Kforce has acquired or may acquire, or subcontractors we have hired or may hire, could force us to refund previously recognized revenues.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. Federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true.

If we were suspended or debarred from contracting with the Federal government generally or with any specific agency, if our reputation or relationships with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially adversely affected.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business.

Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, a government agency client may terminate the contract or decide not to renew it upon its expiration.

Security breaches in sensitive government systems could result in loss of our clients and cause negative publicity.

Many of the systems we develop, install, and maintain involve managing and protecting information used in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for Federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could materially reduce our revenue.

Changes in the spending policies or budget priorities of the Federal government could cause us to lose revenue.

Changes in Federal government fiscal or spending policies could adversely affect our government agency business.

The failure by Congress to approve budgets on a timely basis for the Federal agencies we support could delay or reduce spending and cause us to lose revenue.

On an annual basis, Congress must approve budgets that govern spending by each of the Federal agencies we support. When Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, and potentially cancelled.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters in Tampa, Florida, as well as space for our other locations. The aggregate area of office space under leases for locations is approximately 538,000 square feet. Field office leases generally run from month-to-month to five years. In September 2001, we relocated our corporate offices and local branches into a new headquarters in Tampa, Florida, which we have leased for 15 years. The aggregate annual rent expense in 2006 on all properties was approximately $9.3 million. We believe that our facilities will be adequate for our current needs.

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

Our common stock trades on The NASDAQ Global Select Market, under the symbol “KFRC”. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for our common stock, as reported on The NASDAQ Global Select Market. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

	HIGH	LOW
Calendar Year 2005:
First Quarter	$11.71	$10.06
Second Quarter	$11.03	$6.98
Third Quarter	$11.36	$8.09
Fourth Quarter	$12.71	$9.76

Calendar Year 2006:
First Quarter	$13.18	$11.28
Second Quarter	$16.20	$12.74
Third Quarter	$15.49	$10.10
Fourth Quarter	$14.97	$12.07

On March 2, 2007, there were approximately 239 holders of record of our common stock. On March 2, 2007, the last reported sale price of our common stock on The NASDAQ Global Select Market was $13.03 per share.

Dividends

Since our initial public offering, we have not paid any cash dividends on our common stock. Under the terms of our Second Amended and Restated Credit Agreement, we are not allowed to make dividend distributions.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2006, including the Kforce Inc. Non-Employee Director Stock Option Plan, the Kforce Inc. Stock Incentive Plan, the Kforce Inc. Executive Investment Plan, the Kforce Inc. 1999 Employee Stock Purchase Plan and the Kforce Inc. 2006 Stock Incentive Plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Awards	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Stock Awards	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(1)
Equity Compensation Plans Approved by Shareholders	4,371,549	$10.55	7,281,195

(1)	The following sets forth the number of shares of common stock and the name of the plan for which shares of common stock remain available for future issuance under our equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants, rights and restricted stock awards): 4,341,195 shares of common stock under the Kforce Inc. 1999 Employee Stock Purchase Plan and 2,940,000 shares of common stock under the Kforce Inc. 2006 Stock Incentive Plan.

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 31, 2006, we repurchased 194,870 shares of our common stock at an average price per share of $12.54. The following table contains a detail of share repurchases that have been made by Kforce during the fiscal quarter ended December 31, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2006 through October 31, 2006	None	None	None	$17,214,743
November 1, 2006 through November 30, 2006	None	None	None	$17,214,743
December 1, 2006 through December 31, 2006	194,870	$12.54	194,870	$14,770,104

Total	194,870	$12.54	194,870	$14,770,104

(1)	On June 23, 2005, our Board of Directors increased its authorization for repurchases of common stock by $20 million to $135 million in open-market or private transactions. Kforce initially adopted its authorization to repurchase shares of Kforce common stock on March 11, 1999 for $50 million shares, which was increased to $100 million on October 24, 2000 and to $115 million on October 19, 2001.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Kforce’s Consolidated Financial Statements and the related notes thereto incorporated into Item 8 of this report.

	YEARS ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net service revenues	$938,448	$802,265	$661,451	$495,585	$513,547
Direct costs of services	612,349	542,276	457,567	341,617	345,585

Gross profit	326,099	259,989	203,884	153,968	167,962
Selling, general and administrative expenses	257,187	212,724	185,488	142,915	168,233
Depreciation and amortization.	11,552	8,283	5,221	4,371	9,629
Other expense, net	4,354	1,816	1,701	1,214	3,206

Income (loss) before income taxes and cumulative effect of change in accounting principle	53,006	37,166	11,474	5,468	(13,106)
Provision (benefit) for income taxes	20,487	14,845	(13,537)	350	102

Net income (loss) before cumulative effect of change in accounting principle	32,519	22,321	25,011	5,118	(13,208)
Cumulative effect of change in accounting principle	—	—	—	—	(33,823)

Net income (loss)	$32,519	$22,321	$25,011	$5,118	$(47,031)

Earnings (loss) per share before cumulative effect of change in accounting principle-basic	$0.81	$0.58	$0.73	$0.17	$(0.42)

Earnings (loss) per share-basic	$0.81	$0.58	$0.73	$0.17	$(1.49)

Weighted average shares outstanding-basic	40,189	38,527	34,125	30,514	31,577
Earnings (loss) per share before cumulative effect of change in accounting principle-diluted	$0.77	$0.55	$0.69	$0.16	$(0.42)

Earnings (loss) per share-diluted	$0.77	$0.55	$0.69	$0.16	$(1.49)

Weighted average shares outstanding-diluted	42,012	40,616	36,091	31,231	31,577

	DECEMBER 31,

	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Working capital	$64,425	$92,539	$24,829	$40,784	$32,126
Total assets	$442,618	$324,746	$273,195	$160,317	$151,435
Total long-term debt	$78,519	$38,167	$1,727	$22,000	$22,000
Stockholders’ equity	$261,925	$210,702	$170,769	$91,405	$84,846

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MDA”)

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

Who We Are

We are a national provider of professional and technical specialty staffing services. At December 31, 2006, we operated 74 field offices covering 43 markets in 50 states and the District of Columbia within the United States. We also have a field office in the Philippines as a result of our offshore outsourcing solutions. We provide our clients staffing services through four business segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government. Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters. Substantially all Government services are sold and delivered through prime contracts with the Federal government by field offices located in the Washington D.C. metropolitan area. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives, in addition to the traditional “back office” support services like payroll, billing, accounting, legal and tax, which are highly centralized.

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

The Flex business comprised 92.4% of our revenues for the year ended December 31, 2006. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 7.6% of revenue in 2006.

Our Industry

We serve Fortune 1000 companies, as well as small and mid-size local and regional companies, with our largest ten clients representing approximately 19% of revenues for the year ended December 31, 2006. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 22% of the applicable market and that no single firm has larger than an approximate 4% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

We believe 2003 was a bottoming-out year for the economy and for the staffing industry after having declined for approximately three years and that indicators favorable for staffing services improved through 2006. Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of $81 billion in 2004, $107 billion in 2005, and $119 billion in 2006. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular. We do believe, however, that a sustained economic recovery will stimulate demand for substantial additional U.S. workers or conversely, an economic slowdown will cause demand for additional U.S. workers to contract. We believe that Flex demand generally increases before demand for permanent placements increases, that our three areas of functional focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing will become a higher percentage of total jobs, particularly in the professional, technical and government areas. We also believe that the Government segment will have more stable growth during variable economic cycles due to the growth of the Federal agencies that are customers of Kforce and due to the use of outsourced labor by many government agencies to replace employees who are retiring. In addition, according to a recent survey of board members of mostly global companies by the American Staffing Association, 90% of the companies surveyed now utilize temporary staffing services. Further, we believe that the recent positive trends in our operating results, which we believe have been enhanced by the streamlining of our operations and centralizing certain support functions during the economic downturn of 2001-2003, demonstrate a strong positioning for success. There can be no assurance that customer demand for Kforce’s specialty staffing sectors will return to previous levels or that pricing will return to historical levels. There can be no assurance that the Kforce Health and Life Sciences business segment will be able to assemble a sufficient candidate pool to service client needs. We also see additional opportunities for our FA business segments, which are partially driven by requirements at many public companies pertaining to the adoption of Section 404 of the Sarbanes-Oxley Act of 2002. Competition for finance and accounting candidates increased significantly in 2004, 2005, and 2006; however there can be no assurance that Kforce will be able to assemble a sufficient candidate pool to service client needs in finance and accounting. In addition, a number of national staffing companies are increasingly utilizing a lower-priced staffing preferred-vendor model. These factors may impact the future growth and profitability of Kforce.

Future Growth

Kforce’s growth may be organic and/or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial as evidenced by our successful acquisition and integration of Hall, Kinion and Associates, Inc., VistaRMS, Inc., PCCI Holdings, Inc. and Bradson Corporation over the past three years.

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe such highlights are as follows:

•	Net service revenues improved 17.0% during 2006, with growth in each of Kforce’s operating segments for the year.

•	Search revenue grew 29.1% during 2006.

•

Kforce completed the acquisition and successful integration of PCCI Holdings, Inc. and Bradson Corporation during the first and fourth quarters, respectively. As a result of the acquisitions, Kforce added a new Government operating segment.

•	Total year net income before taxes of $53.0 million in 2006 is an improvement of 42.6% over $37.2 million in 2005.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 40.4 days and 2006 bad debt recovery of $1.7 million.

•	Kforce’s stock price on The NASDAQ Global Select Market increased 9.1% from $11.16 on December 31, 2005, to $12.17 at December 31, 2006.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and estimates of potential future write-offs, a specific analysis of material receivable balances that are past due, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 2.0% as of December 31, 2006 and 4.9% as of December 31, 2005. As of December 31, 2006, no single client has a receivable balance greater than 3.2% of total accounts receivable, and the largest ten clients represent approximately 17.9% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years. For the years ended December 31, 2006, 2005, and 2004, Kforce incurred bad debt (benefit) expense, including the effects of net write-offs and recoveries plus changes in the allowance for doubtful accounts, totaling approximately ($1,721,000), $38,000, and $1,846,000, respectively. In addition, for the years ended December 31, 2006, 2005 and 2004, Kforce incurred fallouts of search placements which have been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income totaling approximately $2,256,000, $1,967,000, and $1,431,000, respectively. We cannot predict that such recent results can be sustained, particularly in periods of revenue growth. Also, it is possible that the write-off results could be materially impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

Kforce incurred net operating losses for each of the years ending December 31, 2001, December 31, 2002 and December 31, 2004, and, as a result, accumulated significant net operating loss carryforwards (NOLs) for both Federal and state income tax purposes. For accounting purposes, the estimated tax effects of such NOLs plus other timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the deferred tax assets will be realized, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce also acquired certain deferred tax assets in 2004 from Hall Kinion which were also fully reserved at the date of acquisition. Kforce had net income during each of the quarters in the year ended December 31, 2003, and portions of the deferred tax assets were recognized in that year by reducing such assets and the related valuation allowances instead of providing income tax expense, other than certain state tax expense or benefits. Kforce also had net income during each of the quarters in the year ended December 31, 2004. Kforce believes that profitability in each of the quarters for the years ended December 31, 2003 and December 31, 2004, and the corresponding forecast of future operating earnings, justified changing the conclusion reached at December 31, 2002. Therefore, for the year ended December 31, 2004, Kforce recognized a $13.5 million income tax benefit, which consisted of the reversal of the valuation allowance in 2004, net of current and deferred income tax of $5.7 million. In addition, during the year ended December 31, 2004, Kforce reversed $21.8 million of valuation allowance related to deferred tax assets acquired in conjunction with the Hall Kinion acquisition. This reversal was recorded as a reduction to goodwill. The tax provision recorded during the year ended December 31, 2005 totaled $14.8 million, which resulted from Kforce earning income before income taxes totaling $37.2 million and Kforce’s effective tax rate of 39.9%. The total tax provision recorded during the year ended December 31, 2006 was $20.5 million, after a $0.9 million benefit recorded as a result of the reversal of a deferred tax asset valuation allowance. This resulted from Kforce earning income before income taxes totaling $53.0 million, the reversal of the deferred tax asset valuation allowance discussed above and an effective tax rate before the reversal of the deferred tax asset valuation allowance of 40.2%. At December 31, 2006, Kforce has a remaining valuation allowance of $0.5 million to offset certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with generally accepted accounting standards. The annual assessments found that no impairment existed for the years ended December 31, 2006, 2005 or 2004. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for Kforce are Tech, FA, HLS, and Government. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. Kforce had goodwill of $222.3 and $125.0 million at December 31, 2006 and 2005, respectively. $40.2 million of the increase in goodwill is attributable to the acquisition of PCCI, $51.9 million is attributable to the acquisition of Bradson, and $5.2 million is attributable to escrow share issuance related to the acquisition of Vista.

Kforce utilizes two primary methods in its annual assessment of goodwill, a discounted cash flow method and a market approach (the guideline public company method), and considers the results of each to value its reporting units. The discounted cash flow method is an income approach whereby the value of the reporting unit is determined by discounting each reporting unit’s cash flow at an appropriate discount rate. In the most recent assessment of goodwill, Kforce utilized weighted average costs of capital ranging from 13.1 to 15.9 percent, costs of equity ranging from 13.9 to 16.2 percent, and an after tax cost of debt of 3.9 percent in order to value each of its reporting units under the discounted cash flow method. The guideline public company method is an approach that applies pricing multiples derived from comparable publicly traded guideline companies to the respective reporting unit to determine its value. In the most recent assessment of goodwill, Kforce utilized invested capital/revenue multiples ranging from .40 to 1.50, and invested capital/EBITDA multiples ranging from 4.00 to 10.00 in order to value each of its reporting units under the guideline public company method.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (other than goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at December 31, 2006 of $12.6 million, $8.4 million, and $24.3 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. As further described in Note 4 to the Financial Statements, impairment write-offs were $0.5 million in 2004, related to certain internally developed and purchased software and were included in selling, general and administrative expenses (“SG&A”). No such write-offs were recorded in subsequent years. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

Pension Accounting

On December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for certain named executive officers. The costs for the SERP are calculated based on actuarial calculations using the key assumptions discussed in the following paragraphs.

Because the SERP is unfunded at this time, we do not have a long-term rate of return. Once funded, we will determine our long-term rate of return on plan assets by determining the composition of our asset portfolio, our historical long-term investment performance and current market conditions.

The discount rate used to determine benefit obligations is based on the interest rate for the long-term high-quality corporate bonds using yields for maturities that are in line with the duration of our pension liabilities. The discount rate will be adjusted annually in order to reflect the current level of interest rates at the measurement date.

Stock Based Compensation

As of January 1, 2006, Kforce accounts for stock based compensation under the provisions of Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment” (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Prior to January 1, 2006, Kforce accounted for stock-based compensation under the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and disclosed the additional compensation expense that would have been recorded if the fair value based accounting had been used for options granted to employees and non-employees under the provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

Self-Insurance

Kforce offers employee benefits programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250,000 for each workers compensation claim and up to $250,000 annually for each health insurance participant for which it is not insured. These self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. Kforce believes that its estimation processes are adequate and its estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly subjective and future results could be materially different.

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

Accrued Bonuses

Kforce pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of measures of quarterly and annual performance. Executive management, field management, and certain corporate employee bonuses are accrued for payment after year end, based in part upon anticipated annual results compared to annual budgets. Field management bonuses are a component of approved compensation plans which specify individual incentive target levels based on actual results. Variances in revenue, gross margin, selling, general and administrative expenses or net income at a consolidated, segment or individual manager level can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

Business Combinations

Kforce accounts for acquisitions of businesses in accordance with the requirements of SFAS 141, “Business Combinations” (“SFAS 141”). Pursuant to SFAS 141, Kforce utilizes the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In May of 2005, FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). This statement replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. This statement also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Previously, APB Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on Kforce’s consolidated financial statements.

In December of 2004 the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On January 1, 2006, Kforce adopted SFAS 123R using the modified prospective method and the adoption of this standard did not have a material impact on Kforce’s consolidated financial statements because all of Kforce’s outstanding stock options were fully vested as of December 31, 2005.

In June of 2006, FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has completed an initial evaluation of the effect of adopting FIN 48 on January 1, 2007, and determined the adoption of FIN 48 is not expected to have a material impact on Kforce’s consolidated financial position or results of operations.

In September of 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements; FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Kforce is currently evaluating the impact of this standard on its consolidated financial statements.

In December of 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires Kforce to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under this statement, Kforce will continue to apply the Provisions of SFAS 87 “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS 88 “Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) in measuring plan assets and benefit obligations and in determining net periodic pension costs. Employers with publicly traded equity securities, such as Kforce, are required to initially recognize the funded status of a defined benefit postretirement plan and provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on Kforce’s consolidated financial statements for the year ended December 31, 2006 due to the fact that Kforce’s Supplement Executive Retirement Plan was adopted on the last day of the year. However, the adoption of SFAS 158 may materially impact Kforce’s consolidated financial statements in future years to the extent that Kforce has an overfunded or underfunded pension liability.

RESULTS OF OPERATIONS

Kforce saw a return to profitability in 2003 despite continuous challenges in the macro-economic environment, including high oil prices, a weak U.S. dollar and a growing U.S. trade deficit. Profitability continued in 2004, 2005 and 2006 driven by revenue growth in all segments and across both product lines. We believe the expected stabilization of the economic outlook will allow for continued improving trends in the staffing industry and growth opportunities across our business lines in terms of both revenue and profitability. We believe this is particularly true in the Flex component of our revenues, which historically has shown growth during the early stages of an economic recovery. Our Search business has shown growth in 2004, 2005 and 2006 and we believe that our focus on building the Search sales team positions us to take advantage of improvements in the search market; however, it remains difficult to predict future growth in our Search business.

We believe key components to our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations and to upgrade corporate systems and technology. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

The acquisitions of Hall Kinion, effective on June 7, 2004, Vista, effective February 1, 2005, PCCI, effective January 31, 2006, and Bradson Corporation, effective October 1, 2006, impacted our financial results and business drivers in the periods subsequent to the acquisitions. As a result of our successful integration efforts, revenues and costs contributed by commercial clients of the acquired entities are merged into the Kforce business segments, making it not feasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Federal government prime contracting revenue and costs acquired with the PCCI and Bradson acquisitions are reported in our new Government segment. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and revenues are growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on Flex revenues for the Technology and Finance and Accounting segments. Search business and the HLS segment were not materially affected by the acquisitions. Kforce believes a portion of the increase in 2004 SG&A, primarily during the second quarter of 2004, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to the acquisition of Hall Kinion. Likewise, we believe a portion of the increases in SG&A during 2005 and 2006 are attributable to non-recurring integration expenses, transaction related charges and temporary duplicate expenses related to the acquisitions of Vista, PCCI and Bradson.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated years:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Revenue by Segment:
Tech	48.6%	46.2%	46.3%
FA	26.6	30.4	29.5
HLS	21.3	23.4	24.2
Government	3.5	—	—

Net service revenues	100.0%	100.0%	100.0%

Revenue by Time:
Flex	92.4%	93.2%	93.7%
Search	7.6	6.8	6.3

Net service revenues	100.0%	100.0%	100.0%

Gross profit	34.7%	32.4%	30.8%
Selling, general and administrative expenses	27.4%	26.5%	28.0%
Income before income taxes	5.6%	4.6%	1.7%
Net income	3.5%	2.8%	3.8%

The following table details net service revenues by service offering for each business segment and percentage changes from the prior year.

(in $000’s)	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Tech
Flex	$430,731	22.1%	$352,743	19.7%	$294,598
Search	25,638	42.1%	18,037	58.3%	11,397

Total Tech	$456,369	23.1%	$370,780	21.2%	$305,995

FA
Flex	$208,815	(1.4)%	$211,873	25.1%	$169,411
Search	40,688	27.8%	31,834	22.2%	26,058

Total FA	$249,503	2.4%	$243,707	24.7%	$195,469

HLS

(in $000’s)	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Flex	$195,162	6.8%	$182,775	17.1%	$156,071
Search	4,537	(9.3)%	5,003	27.8%	3,916

Total HLS	$199,699	6.3%	$187,778	17.4%	$159,987

Government
Flex	$32,877	—	$—	—	$—
Search	—	—	—	—	—

Total Government	$32,877	—	$—	—	$—

Total Flex	$867,585	16.1%	$747,391	20.5%	$620,080
Total Search	70,863	29.1%	54,874	32.6%	41,371

Total Revenue	$938,448	17.0%	$802,265	21.3%	$661,451

Kforce experienced revenue growth in all segments in 2006 as well as 2005. Tech revenue increased 23.1% in 2006 versus a 21.2% increase in 2005 from 2004. FA revenue increased 2.4% in 2006 building on a 24.7% increase in 2005. Our HLS business segment grew by 6.3% in 2006 compared to revenue growth of 17.4% in 2005. In 2006, because of the acquisitions of PCCI and Bradson, Kforce added a new Government business segment.

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing the annual comparisons. This 2006 quarterly information is presented only for this purpose.

	QUARTER ENDED
(in $000’s, except Billing Days)	MARCH 31	JUNE 30	SEPT 30	DEC 31
Billing Days	63	63	63	61
Flex Revenue
Tech	$98,586	$107,246	$110,720	$114,179
FA	52,888	51,885	53,329	50,713
HLS	48,596	49,916	48,788	47,862
Government	5,442	7,680	6,375	13,380

Total Flex	$205,512	$216,727	$219,212	$226,134

Search Revenue
Tech	$5,490	$6,249	$7,417	$6,482
FA	10,113	10,478	10,737	9,360
HLS	1,183	945	1,334	1,075
Government	—	—	—	—

Total Search	$16,786	$17,672	$19,488	$16,917

Total Revenue
Tech	$104,076	$113,495	$118,137	$120,661
FA	63,001	62,363	64,066	60,073
HLS	49,779	50,861	50,122	48,937
Government	5,442	7,680	6,375	13,380

Total Revenue	$222,298	$234,399	$238,700	$243,051

Flexible Billings. The primary drivers of Flex are the number of hours billed, bill rate per hour and, to a limited degree, the amount of expenses incurred by Kforce that are billable to the client.

Changing market share and the acquisition of PCCI and Bradson offset by a decrease in FA hours billed, coupled with overall changes in opportunities as the result of continued economic recovery are the main factors in changes in the number of hours billed. The decrease in FA Flex revenue of 1.4% in 2006 from 2005 is due to Kforce’s focus on exiting lower margin gross profit business and improving gross margins in the FA segment. As a result, FA Flex gross profit increased 9.8% and FA Flex gross profit percent increased 11.4%. Total hours billed increased 1.6% to 17.0 million hours in 2006 from 16.7 million hours in 2005. The increase of 12.8% in 2005 from 2004 was primarily a result of the economic recovery and the acquisition of Vista. Flex hours billed for the year, by segment, were as follows:

(in 000’s)	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Tech	6,728	14.7%	5,865	13.1%	5,185
FA	6,088	(14.4)%	7,116	14.5%	6,214
HLS	3,799	1.4%	3,746	9.0%	3,435
Government	383	—	—	—	—

Total hours billed	16,998	1.6%	16,727	12.8%	14,834

Billable expenses increased 19.9% in 2006 to $18.4 million from $15.4 million in 2005 and increased 18.8% in 2005 from $12.9 million in 2004. The increase in 2006 was due to HLS and Tech segments’ project work, and the increase in 2005 was due to increases in HLS segment project work. As the economic environment improves, clients’ requests for consultants for longer assignments, which usually involve travel, typically increase. Changes in HLS billed expenses have corresponded with the overall changes in Flex billings for the segment. Flex billable expenses included in revenue for the year by segment were:

(in $000’s)	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Tech	$3,310	14.2%	$2,897	(6.9)%	$3,112
FA	656	(8.1)%	714	(34.7)%	1,093
HLS	14,439	22.9%	11,745	34.6%	8,724
Government	—	—	—	—	—

Total billable expenses	$18,405	19.9%	$15,356	18.8%	$12,929

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements. Total placements increased 17.3% to 5,382 in 2006 and increased 28.7% to 4,589 placements in 2005 from 3,567 in 2004. Tech and FA increased placements by 33.2% and 15.0%, respectively, while HLS decreased placements by 15.9% due to decreases in placements from Kforce’s Nursing and Scientific units for the year ended December 31, 2006. HLS placements represented 7.0% of Kforce’s total placements for the year ended December 31, 2006. Tech, HLS, and FA increased placements by 51.6%, 23.0%, and 20.9%, respectively, for the year ended December 31, 2005. An increase in the average placement fee of 10.1% in 2006 and 3.1% in 2005 also contributed to the results. We believe these results are primarily attributable to the improving economic conditions. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle. We believe that the acquisitions of PCCI and Bradson have only had a minimal impact on Search revenue for 2006.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 25.4% to $326.1 million in 2006 and increased 27.5% to $260.0 million in 2005 from $203.9 million in 2004. Gross profit as a percentage of net service revenues increased to 34.7% in 2006 compared to 32.4% in 2005 and 30.8% in 2004.

The change in gross profit is attributable to changes in volume evidenced by changes in hours billed for Flex and for the number of placements for Search combined with changes in the spread between bill rate and pay rate (“Flex Rate”) for Flex or the bill rate (“Rate”) for Search. The increase in gross profit for Flex from 2005 to 2006 was $50.1 million, of which $4.0 million resulted from an increase in volume and $46.1 million resulted from an increase in the Flex Rate. The increase in Search gross profit from 2005 to 2006 was $16.0 million, comprised of a $10.0 million increase in volume and a $6.0 million increase in Rate. The increase in gross profit for Flex from 2004 to 2005 was $42.6 million, of which $23.2 million resulted from an increase in volume and $19.4 million resulted from an increase in the Flex Rate. The increase in Search gross profit from 2004 to 2005 was $13.5 million, comprised of a $12.0 million increase in volume and a $1.5 million increase in Rate.

Changes in total gross profit percentage for the year by segment are as follows:

	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Tech	31.7%	7.1%	29.6%	7.3%	27.6%
FA	43.4%	13.3%	38.3%	2.2%	37.5%
HLS	31.4%	3.6%	30.3%	5.0%	28.8%
Government	32.0%	—	—	—	—

Total gross profit percentage	34.7%	7.2%	32.4%	5.1%	30.8%

Because Search revenue is accounted for as 100% gross profit, changes in the amount of search fees as a percent of total revenue can significantly impact the total gross profit percentage.

Flex gross profit percentage has been positively impacted by improvements in the Flex Rate in 2004, 2005, and 2006. We attribute this improvement to our continued focus on pricing, client mix, and business mix. Although we continue to see improvement, market pressures on pay rates as supply tightens impact the Flex gross profit percentage negatively. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. In some cases, gross profit percentages for Flex were negatively impacted during 2004 by customer pressure to reduce bill rates and our inability to lower consultant pay rates in response to customer pressures. The reduction in gross profit percentage for the FA segment during 2004 was primarily the result of the inclusion of a larger mix of professional administrative positions contributed by the OnStaff group.

Below is a table detailing Flex gross profit percentage for the year by segment.

	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
Tech	27.7%	6.2%	26.0%	4.9%	24.8%
FA	32.3%	11.4%	29.0%	4.1%	27.9%
HLS	29.8%	5.0%	28.4%	4.9%	27.0%
Government	32.0%	—	—	—	—

Total Flex gross profit percentage	29.4%	7.2%	27.4%	4.7%	26.2%

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses were $257.2 million, $212.7 million, and $185.5 million in 2006, 2005 and 2004, respectively, increasing by 20.9% during 2006 and increasing 14.7% during 2005. SG&A expenses as a percentage of net service revenues increased to 27.4% in 2006 from 2005 and decreased to 26.5% in 2005 compared to 28.0% for 2004.

The increase in SG&A expense in 2006, as compared to 2005 and 2004, is primarily attributable to increases in compensation expense as discussed below.

Total commissions, compensation, payroll taxes, and benefits costs were $202.5 million, $164.7 million and $137.9 million representing 78.7%, 77.4% and 74.4% of total SG&A for the years ended December 31, 2006, 2005 and 2004, respectively. Increases in commissions and other incentive compensation are due to increases in gross profit and improved sales. Additional increases in compensation expense are due primarily to increases in headcount to support the increased volume of business, the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years and compensation expense related to an alternative long term incentive grant, restricted stock and stock options in 2006, 2005 and 2004, as discussed below. The guiding principles related to employee compensation include competitive compensation plans that clearly pay for performance and align with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels achieved by associates.

On February 22, 2006, Kforce granted to certain members of senior management an alternative long term incentive totaling $1,744 (the “ALTI”). The terms of the ALTI grant state that the ALTI vests fully on January 1, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 1, 2008. In addition, if the average closing price of Kforce’s common stock during the period of January 1, 2006 to December 31, 2006 had been below $6.70, the full amount of the ALTI would have been forfeited. During 2006, the average closing price of Kforce’s common stock was not below $6.70. As a result, none of the ALTI was forfeited. Kforce has valued this grant using a Monte Carlo simulation at $1,882 as of December 31, 2006, and is amortizing this value over the vesting period of February 22, 2006 to January 1, 2008. Accordingly, for the twelve months ended December 31, 2006, Kforce recorded $867 of compensation expense related to the ALTI. Going forward, the fair value of the ALTI determined under the Monte Carlo simulation will be updated quarterly, and remaining amortization expense will be adjusted for changes in the value of the ALTI.

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

Kforce recorded $1,106,000 of compensation expense in 2005 related to severance of $882,000, option acceleration of $130,000, and restricted stock acceleration of $94,000 due to the departure of an executive officer. The remaining affected employees continued to provide services through their applicable original vesting dates; therefore, there was no additional expense as a result of the acceleration.

In addition to those activities undertaken to improve efficiencies, Kforce has attempted to manage its accounts receivable to minimize write-offs and has significantly improved its accounts receivable aging and collections processes during recent years. Though there can be no assurance that Kforce will be able to maintain low levels of write-offs in the future, Kforce’s ability to sustain minimum write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SG&A as a percentage of revenue. Bad debt recovery was $1.7 million or 0.2% of revenue for the year ended December 31, 2006, and bad debt expense of $38,000 and $1.8 million or 0.0% and 0.3% of revenue for the years ended December 31, 2005, and 2004 respectively.

Kforce has substantially restructured both its field and back office operations over the past several years in an effort to manage SG&A expenses as a percentage of revenue. Some of the activities completed over the past three years as a result of restructuring include: (1) the roll-out of new front end software and related methodology in our field operations to ensure a consistent, disciplined process in our sales, recruiting and delivery activities; (2) the restructuring of compensation plans to more closely align with actual performance; and (3) the restructuring and consolidation of our technology infrastructure. As a result of increased efficiencies achieved by these actions, we believe the back office and other support service costs will increase at a lower rate than our revenues and profit in a growing environment. Additional systems initiatives are being undertaken in 2007 to further automate and integrate processing and support activities, which are expected to make them more efficient to scale, while also enhancing exceptional customer service capabilities. For example, we are developing new time-entry and billing systems that are expected to be implemented in mid 2007.

Depreciation and amortization. Depreciation and amortization were $11.6 million, $8.3 million and $5.2 million in 2006, 2005 and 2004, respectively, representing an increase of 39.5% and an increase of 58.6% during 2006 and 2005, respectively. Depreciation and amortization expense as a percentage of net service revenue increased to 1.2% in 2006 from 1.0% for 2005 and 0.8% for 2004. Decreases or increases by category of expense, for the year, are as follows:

(in $000’s)	2006 Expense	Percent Increase (Decrease)	2005 Expense	Percent Increase (Decrease)	2004 Expense
Fixed asset depreciation	$1,958	12.0%	$1,749	(15.6)%	$2,073
Capital lease asset depreciation	2,293	78.3	1,286	466.5	227
Capital software amortization	2,342	60.6	1,459	94.8	749
Intangible asset amortization	4,885	39.5	3,502	90.7	1,836
Other amortization	74	(74.4)	287	(14.6)	336

Total depreciation and amortization	$11,552	39.5%	$8,283	58.6%	$5,221

The increase in expense in 2006 as compared to 2005 is primarily due to increased intangible asset amortization related to the PCCI and Bradson acquisitions in February and October of 2006, respectively, increased capital software amortization related to new front end software, and new capital leases for technology equipment. The increase in expense in 2005 as compared to 2004 is primarily due to increases in amounts of intangible assets amortized as intangible assets increased from the Hall Kinion and Vista acquisitions in June 2004 and February 2005, respectively, new capital leases for technology equipment, and increased capital software amortization related to new front end software. The purchases and implementation of the new time-entry and billing software mentioned above, will lead to increases in software amortization in future years. We believe the implementation of this software will enhance efficiency and productivity.

Other Expense. Other expense was $4.4 million in 2006, $1.8 million in 2005 and $1.7 million in 2004. Other expense consists primarily of interest on Kforce’s credit facility. The interest expense changes are primarily driven by changes in Kforce’s outstanding balance and changes in the one month LIBOR rate which is used as the base rate in the credit facility. The average LIBOR rates in 2006, 2005 and 2004 were 5.13%, 3.46% and 1.54%, respectively.

Income Before Income Taxes. The income before income taxes of $53.0 million in 2006, $37.2 million in 2005 and $11.5 million in 2004, is primarily the result of changes in net service revenues and gross margin and reduced SG&A and other expenses discussed above.

Income Taxes. The income tax provision for 2006 was $20.5 million, the income tax provision for 2005 was $14.8 million and the income tax benefit for 2004 was $13.5 million. The total tax provision recorded during the year ended December 31, 2006 was $20.5 million, after a $0.9 million benefit recorded as a result of the reversal of a deferred tax asset valuation allowance. This resulted from Kforce earning income before income taxes totaling $53.0 million, the reversal of the deferred tax asset valuation allowance discussed above and an effective tax rate before the reversal of the deferred tax asset valuation allowance of 40.2%. The 2005 income tax provision resulted from Kforce earning income before income taxes of $37.2 million and Kforce’s effective tax rate of 39.9%. The 2004 income tax benefit is primarily attributable to the reversal of valuation allowances of $19.2 million, initially recorded in 2002 against all deferred tax assets, offset by current and deferred tax expense of $5.7 million.

Net Income. Net income was $32.5 million in 2006 compared to $22.3 million in 2005 and $25.0 million in 2004, resulting from the net effects of those items discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $1.6 million at the end of 2006, a decrease of $35.5 million from the $37.1 million at year-end 2005. As further described below, during 2006, Kforce generated $51.9 million of cash from operating activities, used $144.1 million of cash in investing activities and generated $56.7 million in financing activities.

Operating Activities

During 2006, cash flow provided by operations was approximately $51.9 million, resulting primarily from net income, non-cash adjustments for depreciation and amortization and for deferred income taxes, partially offset by an increase in trade receivables.

At December 31, 2006, Kforce had $62.8 million in positive working capital in addition to its $1.6 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 1.7 at the end of 2006 as compared to 2.5 at the end of 2005.

Investing Activities

During 2006, cash flow used in investing activities was approximately $144.1 million, resulting primarily from $136.7 million for the acquisitions of PCCI and Bradson, $6.4 million in capital expenditures (consisting primarily of computer software and furniture and fixtures) and investments in cash surrender value of company owned life insurance of $3.6 million, partially offset by cash proceeds received upon surrender of company owned life insurance of $2.6 million. Kforce expects cash and non-cash capital expenditures to increase slightly in 2007, primarily as the result of plans to develop and implement new customer contracts management, time-entry, billing and possibly other software. Anticipated cash and non-cash capital expenditures in 2007 are currently expected to be in the $10 million to $12 million range, and Kforce believes it has sufficient cash and borrowing capacity to fund these and such other capital expenditures necessary to operate the business.

Financing Activities

For the year 2006, cash flow provided by financing activities was approximately $56.7 million, resulting primarily from the proceeds of $10.4 million from the exercise of stock options, $4.1 million from the excess tax benefit attributable to stock options and restricted stock and $51.4 million in net borrowings on our bank line of credit, partially offset by the purchase of treasury shares of $5.4 million, payment of $0.5 million for loan financing costs and the repayment of $3.3 million of capital expenditure financing.

Kforce periodically issues restricted stock as part of compensation plans for certain members of corporate and field management. Details regarding these issuances can be found in Note 10 to the Financial Statements.

Credit Facility

Debt outstanding under the $140 million Second Amended and Restated Credit Facility with a syndicate of three banks (“the Credit Facility”) was $86.4 million and $35.0 million at the end of 2006 and 2005, respectively.

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Under the Credit Facility, Kforce increased its indebtedness under its existing $100 million revolving credit facility. Kforce’s maximum borrowings under the Credit Facility are now limited to $140 million, including a revolving loan tranche of up to $100 million (the “Revolving Loan Amount”), an additional revolving loan tranche (the “Additional Availability Amount”) of up to $25 million, and a $15 million sub-limit for letters of credit. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, plus the lesser amount of $25 million or 20% of the net amount of eligible accounts receivable, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of LIBOR plus 1.25% or Prime, and outstanding borrowings under the Additional Availability Amount bear interest at a rate of LIBOR plus 3% or Prime plus 1.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to .125% of the amount of each letter of credit issued, plus 1.25% per annum of the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $372,000 upon entering into the Credit Facility and is also required to pay an annual administrative fee of $62,500. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements and is prohibited from making any dividend distributions. The Additional Availability Amount is reduced by $1.25 million per month beginning November 2006, until the Additional Availability Amount is entirely eliminated, which will result in its elimination no later than June 2008. The Credit Facility expires on November 3, 2011.

In addition to the $86.4 million and $91.7 million outstanding, the amounts available under the Credit Facility as of December 31, 2006, and March 2, 2007 were $25.5 million and $24.6 million, respectively.

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. As of December 31, 2006 and March 2, 2007, we had repurchased approximately 20.8 million shares for $120.2 million under this plan. Therefore, approximately $14.8 million was available under the current board authorization as of December 31, 2006 and March 2, 2007. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months. For a detailed presentation of open market purchases, see “Issuer Purchases of Equity Securities” on page 17.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of December 31, 2006:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$42,910	$10,021	$11,950	$6,624	$14,315
Capital leases	5,105	3,009	2,096	—	—
Credit facility	86,435	10,000	—	76,435	—
Deferred compensation plan liability	11,966	417	894	403	10,252
Other debt	838	838	—	—	—
SERP liability	42,943	—	—	—	42,943

Total	$190,197	$24,285	$14,940	$83,462	$67,510

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

The outstanding borrowings under the Revolving Loan currently bear interest at a rate of approximately 6.6% and outstanding borrowings under the Additional Availability Amount currently bear interest at a rate of approximately 8.35%. Given these rates and outstanding borrowings under the Revolving Loan of $66.4 million and outstanding borrowings under the Additional Availability Amount of $20 million, interest expense for the period of one year for the entire amount of the debt would be approximately $6.1 million.

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $6.3 million outstanding for facility lease deposits, workers compensation and property insurance obligations.

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

Acquisitions

Kforce made acquisitions in 2006, 2005 and 2004 which are discussed in Note 6 to the Financial Statements.

Bradson Corporation

On October 1, 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation (“Bradson”), Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce (“KGH”), Ronald M. Bradley, individually and on behalf of the other shareholders, Barbara J. Lewis and David M. Halstead.

Bradson was a privately-held company based in Arlington, Virginia, and has been a prime contractor of Finance and Accounting professional services to the Federal government for over 20 years. Bradson’s primary customers include the Department of Defense and the Department of Homeland Security.

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73 million (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4 million in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility. On October 2, 2006, KGH placed into escrow $5 million of the total Purchase Price to secure Bradson’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. KGH, Bradson, and the shareholders have made certain customary representations, warranties and covenants in the Stock Purchase Agreement. Kforce is a party to the Stock Purchase Agreement as a guarantor of the performance of all obligations of KGH, including all obligations to make the payments of the Purchase Price to the shareholders.

PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation, H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000 (the “Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. During the quarter ended September 30, 2006, to satisfy adjustments to the purchase price, $371 of escrow was returned to Kforce, and $629 was released to PCCI from escrow, as provided for in the Merger Agreement discussed above. The remaining $5,000 of the escrow deposit is available to satisfy indemnification obligations of PCCI until the expiration of the escrow period on March 31, 2007, and has been included in other assets, net on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2006.

PCCI was a privately-held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), produced revenue of approximately $95 million in technology staffing and the Federal government IT services sector during the 12 months ended January 31, 2006. Approximately 35% of that revenue was generated in the government sector. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the Federal government and commercial sectors. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements.

VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately-held company based in Herndon, Virginia, in exchange for 2,348,337 shares of Kforce common stock. This transaction was accounted for using the purchase method. The results of Vista’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Vista had produced revenue of approximately $50 million in technology staffing over the 12 months prior to the acquisition.

As consideration for the purchase, Kforce issued 2,348,337 shares of Kforce stock of which 1,232,779 were held in escrow under the terms of the agreement. The Kforce stock was valued at a price of $11.57 per share, the average market price of the shares from the period 5 days before and after the date the agreement was signed and announced. At December 31, 2005, 1,584,336 shares were issued under the terms of the agreement, with a total addition to equity of approximately $18,324,000, and 450,000 shares remained in escrow. Kforce also incurred approximately $455,000 in transaction costs, which includes approximately $179,000 of transaction costs paid in 2004, and assumed net liabilities of approximately $663,000. On February 2, 2006, 225,000 of the 450,000 shares remaining in escrow were issued under the terms of the agreement resulting in an increase in goodwill of approximately $2,602,000. On August 1, 2006, the remaining shares in escrow were issued under the terms of the agreement resulting in an increase in goodwill of approximately $2,603,000.

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

Income Tax Audits

We are also periodically subject to state and other local income tax audits for various tax years. During 2006, a Kforce Inc. income tax audit for the state of Texas was concluded with no material adverse assessments. During 2006, Kforce Government Solutions, Inc. (formerly Pinkerton Computer Consultants, Inc), a wholly-owned subsidiary of Kforce, had ongoing audits being conducted by the states of New Jersey and New York. As of March 2, 2007, no final determination has been made in these audits. We do not believe the resolution of any of these audits will have a material adverse impact on our operations or financial condition. During 2006, Kforce Government Solutions, Inc. also had an ongoing audit being conducted by the IRS related to its December 31, 2004 Federal income tax return. On January 31, 2007 this audit was settled with no changes to the previously filed 2004 tax return.

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

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of December 31, 2006, Kforce is exposed to changes in interest rates on the $86.4 million of debt. Kforce does not engage in trading market risk sensitive instruments for speculative purposes. Kforce believes that effects on it of changes in interest rates are limited, and a 1% change in rates would have an annual effect of approximately $864,000 on our interest expense.

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

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Management Report on Internal Control Over Financial Reporting

During January 2006, we acquired PCCI Holdings, Inc. During October 2006, we acquired Bradson Corporation. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the year ended December 31, 2006 does not include the internal controls over financial reporting of the Government segment of the acquired operations of PCCI Holdings, Inc. or Bradson Corporation. The Government segment of PCCI Holdings, Inc. and Bradson Corporation are included in our consolidated financial statements from the date of acquisition. The Government segment of PCCI Holdings, Inc. and Bradson Corporation represented approximately $9.1 million and $5.8 million of total assets and net assets, respectively, as of December 31, 2006 and approximately $32.9 million and $1.2 million of revenues and net income, respectively, for the year then ended. From the acquisition date to December 31, 2006, the processes and systems of the acquired operations were discrete and did not significantly impact internal controls over financial reporting for our other consolidated subsidiaries.

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

Kforce management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of Kforce’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, Florida

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Kforce Inc. and subsidiaries (“Kforce”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Government segment of the acquired operations of PCCI Holdings, Inc. (“PCCI”) and Bradson Corporation (“Bradson”), which were acquired on January 31, 2006 and October 1, 2006, respectively, and whose financial statements constitute approximately $9.1 million and $5.8 million of total assets and net assets, respectively, as of December 31, 2006 and approximately $32.9 million and $1.2 million of revenues and net income, respectively, for the year then ended. Accordingly, our audit did not include the internal control over financial reporting of the Government segment of the acquired operations of PCCI and Bradson. Kforce’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Kforce’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Kforce maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of Kforce and our report dated March 2, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida March 2, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The consolidated financial statements, and related notes thereto, of Kforce with the Report of Independent Registered Public Accounting Firm thereon are included in Part IV of this report on the pages indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 37 of this report.

2. Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule as presented on page 37 of this report. The independent auditors’ report as presented on page 38 of this report applies to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of Kforce.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits. See Item 15(c) below.

(b)	Exhibits. The exhibits listed on the Exhibits Index are incorporated by reference into this Item 15(b) and are a part of this report.

(c)	Consolidated Financial Statement Schedules. See Item 15(a) above.

KFORCE INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of Kforce’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kforce Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Kforce’s internal control over financial reporting and an unqualified opinion on the effectiveness of Kforce’s internal control over financial reporting.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 2, 2007

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	DECEMBER 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,589	$37,104
Trade receivables, net of allowance for doubtful accounts and fallouts of $2,715 and $5,099, respectively	134,453	99,354
Income tax refund receivable	1,067	72
Current deferred tax asset, net	8,892	15,793
Prepaid expenses and other current assets	4,453	3,236

Total current assets	150,454	155,559
Fixed assets, net	12,610	10,148
Non-current deferred tax asset, net	—	4,451
Other assets, net	32,993	20,248
Intangible assets, net	24,259	9,336
Goodwill	222,302	125,004

Total assets	$442,618	$324,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$24,169	$19,808
Accrued payroll costs	46,455	39,332
Bank overdrafts	631	146
Credit facility – current portion	10,000	—
Other current debt	3,375	2,885
Income taxes payable	1,399	849

Total current liabilities	86,029	63,020
Long-term debt – credit facility	76,435	35,000
Long-term debt – other	2,084	3,167
Non-current deferred tax liability, net	1,004	—
Other long-term liabilities	15,141	12,857

Total liabilities	180,693	114,044

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 60,383 and 57,895 issued, respectively	604	579
Additional paid-in capital	300,485	278,486
Unamortized stock based compensation	—	(1,094)
Retained earnings	72,213	39,694
Less reacquired shares at cost; 19,451 and 19,238 shares, respectively	(111,377)	(106,963)

Total stockholders’ equity	261,925	210,702

Total liabilities and stockholders’ equity	$442,618	$324,746

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Net service revenues	$938,448	$802,265	$661,451
Direct costs of services	612,349	542,276	457,567

Gross profit	326,099	259,989	203,884
Selling, general and administrative expenses	257,187	212,724	185,488
Depreciation and amortization	11,552	8,283	5,221

Income from operations	57,360	38,982	13,175
Other expense (income):
Interest income	(174)	(199)	(98)
Interest expense	4,628	2,055	1,827
Other (income) expense, net	(100)	(40)	(28)

Income before income taxes	53,006	37,166	11,474
Provision (benefit) for income taxes	20,487	14,845	(13,537)

Net income	32,519	22,321	25,011
Other comprehensive (loss) income:
Cash flow hedges, net of taxes	—	(37)	188

Comprehensive income	$32,519	$22,284	$25,199

Earnings per share – Basic	$0.81	$0.58	$0.73

Weighted average shares outstanding – Basic	40,189	38,527	34,125

Earnings per share – Diluted	$0.77	$0.55	$0.69

Weighted average shares outstanding – Diluted	42,012	40,616	36,091

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	Years Ended December 31,
	2006	2005	2004
Common stock – shares:
Shares at beginning of period	57,895	55,891	48,903
Exercise of stock options	1,740	420	849
Stock issued for business acquired	450	1,584	5,742
Issuance of restricted stock	298	—	397

Shares at end of period	60,383	57,895	55,891

Common stock – par value:
Balance at beginning of period	$579	$559	$489
Exercise of stock options	17	4	9
Stock issued for business acquired	5	16	57
Issuance of restricted stock	3	—	4

Balance at end of period	$604	$579	$559

Additional paid-in capital:
Balance at beginning of period	$278,486	$257,315	$197,660
Exercise of stock options	10,401	2,266	4,506
Tax benefit from exercises of stock options and restricted stock	5,700	341	611
Reclassification of unamortized stock based compensation to additional paid-in capital	(1,094)	—	—
Stock based compensation	1,160	—	—
Employee stock purchase plan	638	256	68
Stock issued for business acquired	5,197	18,308	51,331
Issuance of restricted stock	(3)	—	3,139

Balance at end of period	$300,485	$278,486	$257,315

Unamortized stock based compensation:
Balance at beginning of period	$(1,094)	$(2,759)	$(863)
Issuance of restricted stock, net	—	—	(3,143)
Amortization of stock based compensation	—	1,665	1,247
Reclassification of unamortized stock based compensation to additional paid-in capital	1,094	—	—

Balance at end of period	$—	$(1,094)	$(2,759)

Accumulated other comprehensive income (loss):
Balance at beginning of period	—	$37	$(151)
Change in fair value of cash flow hedges, net of taxes	—	(37)	188
Amortization of hedged interest	—	—	—

Balance at end of period	$—	$—	$37

Retained earnings (accumulated deficit):
Balance at beginning of period	$39,694	$17,373	$(7,638)
Net income	32,519	22,321	25,011

Balance at end of period	$72,213	$39,694	$17,373

Treasury stock – shares:
Shares at beginning of period	19,238	18,614	18,350
Deferred compensation plan transactions	—	—	—
Employee stock purchase plan	(172)	(127)	(121)
Repurchase of common stock	385	751	385

Shares at end of period	19,451	19,238	18,614

Treasury stock – cost:
Balance at beginning of period	$(106,963)	$(101,756)	$(98,092)
Deferred compensation plan transactions	—	—	—
Employee stock purchase plan	959	705	646
Repurchase of common stock	(5,373)	(5,912)	(4,310)

Balance at end of period	$(111,377)	$(106,963)	$(101,756)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$32,519	$22,321	$25,011
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision (benefit), net	18,603	14,945	(12,789)
Depreciation and amortization	11,552	8,283	5,221
Excess tax benefit attributable to stock options and restricted stock	(4,058)	—	—
(Recovery of) provision for bad debts on accounts receivable	(1,721)	38	1,846
Gain on cash surrender value of company-owned life insurance policies	(521)	(83)	(95)
Amortization of stock based compensation	1,160	1,795	1,247
Amortization of alternative long-term incentive expense	867	—	—
Deferred compensation expense	859	533	404
Loss (gain) on asset sales/disposals	24	(38)	224
Supplemental Executive Retirement Plan expense	4	—	—
Loss on asset impairment	—	—	498
(Increase) decrease in operating assets:
Trade and notes receivables, net	(10,207)	1,422	(13,090)
Prepaid expenses and other current assets	53	1,037	(458)
Income tax refund receivable	2,140	533	(338)
Other assets, net	111	(124)	(314)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(1,768)	(3,865)	(807)
Accrued payroll costs	2,125	6,861	4,745
Bank overdrafts	486	(1,204)	(2,040)
Income taxes payable	(1,009)	(41)	203
Other liabilities	729	(970)	(1,970)

Cash provided by operating activities	51,948	51,443	7,498

Cash flows from investing activities:
Acquisitions, net of cash received	(136,732)	(2,903)	(28,012)
Capital expenditures	(6,433)	(5,304)	(3,646)
Investments in cash surrender value of company owned life insurance	(3,643)	(2,295)	(1,118)
Cash proceeds received upon surrender of company owned life insurance	2,603	—	—
Release of restricted cash	—	964	—
Cash proceeds from sale of assets	63	13	42

Cash used in investing activities	(144,142)	(9,525)	(32,734)

Cash flows from financing activities:
Proceeds from bank line of credit	443,615	157,835	241,688
Payments on bank line of credit	(392,180)	(156,935)	(229,588)
Payment of loan financing costs	(529)	(250)	—
Payment of capital expenditure financing	(3,330)	(2,055)	(421)
Proceeds from exercise of stock options	10,418	2,140	4,515
Excess tax benefit attributable to stock options and restricted stock	4,058	—	—
Repurchases of common stock	(5,373)	(5,912)	(4,310)

Cash provided by (used in) financing activities	56,679	(5,177)	11,884

Change in cash and cash equivalents	(35,515)	36,741	(13,352)
Cash and cash equivalents at beginning of year	37,104	363	13,715

Cash and cash equivalents at end of year	$1,589	$37,104	$363

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services in 74 locations in 43 markets in the United States. Kforce provides its customers staffing services in the following specialties: Technology, Finance and Accounting, Health and Life Sciences and Government. Kforce provides flexible staffing services on both a temporary and contract basis and provides search services on both a contingency and retained basis. Kforce serves Fortune 1000 companies, Federal and state governments, as well as local and regional, small to mid-size companies.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND FALLOUTS

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write offs. Kforce performs ongoing analyses of factors including recent write off and delinquency trends, changes in economic conditions, a specific analysis of material receivable balances that are past due, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 2.0% as of December 31, 2006 and 4.9% as of December 31, 2005. No single client has a receivable balance greater than 3.2% of the total accounts receivable and the top ten clients represent approximately 17.9% of the total accounts receivable balance.

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

INCOME TAXES

Kforce accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options, exercises of non-qualified options, and vesting of restricted stock are reflected as increases in additional paid-in capital.

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

GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. On December 31, 2006, Kforce completed a valuation of its four reporting units which consist of Finance and Accounting, Technology, Health and Life Sciences, and Government. The results of that valuation indicated that the fair value of each of Kforce’s reporting units exceeded the carrying values of those reporting units. Therefore, Kforce concluded that there was no impairment of goodwill. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements, customer lists, contractual relationships, customer contracts and trademarks with a known useful life. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall, Kinion and Associates, Inc. (“Hall Kinion”) to the OnStaff trade name, and a portion of the purchase price of PCCI Holdings, Inc. (“PCCI”) to certain PCCI trademarks. The trade name and certain trademarks have been determined to have an indefinite life and are not being amortized.

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

CAPITALIZED SOFTWARE

Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $2,331, $3,134 and $976 during the years ended 2006, 2005, and 2004, respectively.

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

STOCK BASED COMPENSATION

As of January 1, 2006, Kforce accounts for stock based compensation under the provisions of SFAS 123R “Share-Based Payment” (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Prior to January 1, 2006, Kforce accounted for stock-based compensation under the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), and disclosed the additional compensation expense that would have been recorded if the fair value based accounting had been used for options granted to employees and non-employees under the provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).

The table below illustrates the effects on Kforce’s 2005 and 2004 net income and earnings per share had compensation cost for Kforce’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123.

Included in the pro forma amounts below for 2004 is an expense related to options to purchase 856 shares of common stock for which vesting was accelerated in September 2004. As a result of recognizing this expense during the period in which they were accelerated, no future expense related to these options will be incurred. These options were originally scheduled to vest during 2005 and 2006.

	Pro Forma
	YEARS ENDED DECEMBER 31,
	2005	2004
Net income:
As reported (a)	$22,321	$25,011
Compensation expense (benefit) per SFAS 123, net of related tax benefits	(4,359)	(2,709)

Pro forma net income	$17,962	$22,302

Earnings per share:
Basic:
As reported	$0.58	$0.73
Pro forma	$0.47	$0.65
Diluted:
As reported	$0.55	$0.69
Pro forma	$0.45	$0.62

(a)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan. Restricted stock amortization is treated the same under SFAS 123 and APB 25 and therefore, has no impact on the pro forma net income.

For purposes of determining the compensation expense per SFAS 123 in the proforma disclosure above, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%. The weighted average expected option term and volatility were based on the historical average term of options and the historical volatility of Kforce stock.

SELF-INSURANCE

Kforce offers employee benefit programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250 for each workers compensation claim and up to $250 annually for each health insurance participant. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

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

BUSINESS COMBINATIONS

Kforce accounts for acquisitions of businesses in accordance with the requirements of SFAS 141, “Business Combinations” (“SFAS 141”). Pursuant to SFAS 141, Kforce utilizes the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining (i) fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

EARNINGS PER SHARE

Under SFAS 128, “Earnings Per Share”, basic earnings (loss) per share is computed as earnings divided by weighted average shares outstanding. Diluted earnings (loss) per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants and shares held in escrow related to the purchase of VistaRMS, Inc. (Note 6).

Options to purchase 1,201, 2,549 and 2,381 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively, because these options were anti-dilutive. The dilutive effect of options to purchase 3,163, 3,639 and 4,081 shares of common stock and 7, 305 and 318 shares of restricted stock are included in the computation of diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement was effective for Kforce as of January 1, 2006. Kforce adopted SFAS 123R using the modified prospective method, and the adoption of this standard did not have a material impact on Kforce’s consolidated financial statements as all of Kforce’s outstanding stock options as of December 31, 2005 were fully vested.

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

In June of 2006, FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is measuring the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has completed an initial evaluation of the effect of adopting FIN 48 on January 1, 2007, and determined the adoption of FIN 48 is not expected to have a material impact on Kforce’s consolidated financial position or results of operations.

In September of 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Kforce is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.

In December of 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires Kforce to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under this statement, Kforce will continue to apply the Provisions of SFAS 87 “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS 88 “Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) in measuring plan assets and benefit obligations and in determining net periodic pension costs. Employers with publicly traded equity securities, such as Kforce, are required to initially recognize the funded status of a defined benefit postretirement plan and provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on Kforce’s consolidated financial statements for the year ended December 31, 2006 due to the fact that Kforce’s Supplement Executive Retirement Plan was adopted on the last day of the year. However, the adoption of SFAS 158 may materially impact Kforce’s consolidated financial statements in future years to the extent that Kforce has an overfunded or underfunded pension liability.

2. FIXED ASSETS

Major classifications of fixed assets and related asset lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2006	2005
Land		$1,310	$1,310
Furniture and equipment	5-7 years	7,558	5,434
Computer equipment	3-5 years	2,241	1,433
Leasehold improvements	3-15 years	5,268	4,267
Capital leases	3 years	8,268	5,837

		24,645	18,281
Less accumulated depreciation and amortization		12,035	8,133

		$12,610	$10,148

Kforce purchased fixed assets totaling $3,552 and $1,058, and invested in assets under capital leases of $2,736 and $3,589, during 2006 and 2005. Depreciation and amortization expense during 2006, 2005 and 2004 was $4,251, $3,035 and $2,300, respectively. Kforce recognized losses on the sale or disposal of assets of $24 for 2006, gains on the sale or disposal of assets of $38 in 2005 and losses on the sale or disposal of assets of $224 for the year ended 2004.

Land consists of a parcel of property adjacent to the site of the corporate headquarters building.

3. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Current:
Federal	$1,565	$(223)	$265
State	319	123	(1,013)
Deferred	19,486	14,945	6,461
Decrease in valuation allowance	(883)	—	(19,250)

	$20,487	$14,845	$(13,537)

The provision (benefit) for income taxes shown above varied from the statutory Federal income tax rates for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	4.6	4.6	(2.4)
Non-deductible compensation	—	—	10.6
Non-deductible meals and entertainment	0.7	0.1	2.6
Alternative Minimum Tax	—	(0.6)	2.3
Other	—	0.8	1.7
Deferred tax asset valuation allowance	(1.6)	—	(167.8)

Effective tax rate	38.7%	39.9%	(118.0)%

Deferred income tax assets and liabilities are comprised of the following:

	DECEMBER 31,
	2006	2005
Deferred taxes, current:
Assets:
Allowance for doubtful accounts	$1,134	$2,144
Accrued liabilities	3,377	2,539
Federal net operating loss carryforward	2,063	10,628
State net operating loss carryforward	1,845	1,656
Other assets	1,162	305

	9,581	17,272
Liabilities:
Prepaid expenses	(689)	(595)

Current deferred tax asset, net of current deferred tax liabilities	8,892	16,677
Valuation allowance	—	(884)

Net current deferred tax asset	8,892	15,793

Deferred taxes, non-current:
Assets:
Deferred compensation	4,701	3,742
Federal net operating loss carryforward	3,403	5,449
State net operating loss carryforward	—	671
Other	279	873

	8,383	10,735

Liabilities:
Depreciation of fixed assets	(2,853)	(2,802)
Amortization of goodwill and intangible assets	(6,059)	(3,000)

	(8,912)	(5,802)

Non-current deferred tax (liability) asset, net of non-current deferred tax assets	(529)	4,933
Valuation allowance	(475)	(482)

Net non-current deferred tax (liability) asset	(1,004)	4,451

Net Deferred Tax Asset	$7,888	$20,244

At December 31, 2006, Kforce had Federal net operating loss carryforwards (“NOLs”) of approximately $15,837 related to the recording of Hall Kinion Federal NOLs, which expire in varying amounts through 2024. Further, Kforce has approximately $33,414 of state tax NOLs at December 31, 2006, which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2022.

Kforce incurred NOLs for both Federal and state income tax purposes in 2004, 2002 and 2001. For accounting purposes, the estimated tax effects of such NOLs, plus other timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the NOLs will be utilized for tax purposes, or valuation allowances must be established to offset such assets. At December 31, 2002, a “more likely than not” conclusion could not be reached, and the deferred tax assets were fully reserved. Kforce had net income during 2003, and portions of the deferred tax assets were recognized by reducing such assets and the related valuation allowances by $2,200, instead of providing any 2003 income tax expense other than certain state tax expense for which corresponding state tax carryforwards were not available. In 2004, Kforce recognized a tax benefit of $13,537, which consisted of the reversal of the valuation allowance totaling $19,250, net of current and deferred tax expense of $5,713. During 2006, Kforce recognized a tax benefit totaling $883 related to the reversal of a valuation allowance based upon Kforce receiving IRS approval of a tax method change. Kforce continues to carry a $475 valuation allowance at December 31, 2006, offsetting certain deferred tax assets acquired from Hall Kinion for which a “more likely than not” conclusion for tax purposes could not be reached. Therefore, if this portion of the valuation allowance is reversed at a future date, the related tax benefit will be recorded as an offset to goodwill previously recognized in conjunction with this acquisition. Also in 2004, Kforce reversed $21,841 of valuation allowances related to deferred tax assets recorded in conjunction with the Hall Kinion acquisition. The reversal of these valuation allowances has been recorded as an offset to Goodwill recognized in this acquisition.

Kforce is periodically subject to U.S. Internal Revenue Service audits for various tax years. Kforce is also periodically subject to state and other local income tax audits for various tax years. At December 31, 2006, Kforce Government Solutions, Inc. (formerly known as PCCI), a wholly-owned subsidiary of Kforce, had ongoing audits being conducted by the states of New Jersey and New York. As of March 2, 2007, no final determination has been made in these audits. During 2006, Kforce Government Solutions, Inc. also had an ongoing audit being conducted by the IRS related to its December 31, 2004 Federal income tax return. On January 31, 2007 this audit was settled with no changes to the previously filed 2004 tax return. During 2006, a Kforce Inc. income tax audit for the state of Texas was concluded with no material adverse assessments.

4. OTHER ASSETS

	DECEMBER 31,
	2006	2005
Cash surrender value of life insurance policies (Note 9)	$12,393	$10,831
Capitalized software, net of amortization	8,431	7,592
Prepaid rent – headquarters, net of amortization	963	1,073
Deferred merger and acquisition costs	—	198
Deferred loan costs, net of amortization	697	242
Escrow deposits	10,000	—
Other non-current assets	509	312

	$32,993	$20,248

Cash surrender value of life insurance policies relates to policies maintained by Kforce that could be used to fund obligations under the Deferred Compensation Plan (Note 9).

Kforce purchased capitalized software for $854 and $2,911 during 2006 and 2005, respectively. Accumulated amortization on capitalized software was $6,788 and $4,508 as of December 31, 2006 and 2005, respectively. In addition, Kforce capitalized costs related to software developed for internal use totaling $2,331 and $3,134 in 2006 and 2005, respectively. During the year ended December 31, 2006, Kforce capitalized $240 of interest costs incurred in conjunction with software development. Amortization expense on capitalized software during 2006, 2005 and 2004 was $2,342, $1,459 and $749, respectively.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. During the year ended December 31, 2004, it was determined that time entry software purchased but not implemented by Kforce could not be customized to meet Kforce’s requirements. Based on this determination Kforce recognized an impairment loss of $498 which included $305 in capital software costs and $193 of maintenance costs. For the years ended December 31, 2006 and 2005, it was determined that there were no impairments. The impairment losses are recorded as a component of selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

As part of the agreement with the landlord of Kforce’s corporate headquarters, Kforce was required to prepay lease costs relating to building upgrades above a base amount. This amount is being amortized over the 15 year term of the lease.

Deferred merger and acquisition costs of $198 were capitalized in connection with Kforce’s agreement to acquire PCCI as of December 31, 2005 (Note 6). The cost deferred and capitalized as of December 31, 2005 was recorded as part of the purchase price of PCCI.

Deferred loan costs consist of amounts capitalized in conjunction with Kforce’s Seventh Amendment to the Amended and Restated Credit Agreement dated as of November 7, 2005 and Kforce’s Second Amended and Restated Credit Agreement dated as of October 2, 2006. Accumulated amortization on deferred loan costs was $82 and $8 as of December 31, 2006 and 2005, respectively. Amortization expense on deferred loan costs was $74, $287 and $336 in 2006, 2005 and 2004, respectively.

Escrow deposits above consist of amounts remaining in escrow related to the purchase of PCCI and Bradson Corporation (“Bradson”) (Note 6).

5. GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce completed annual tests for goodwill impairment as required and found no impairment existed at December 31, 2006, 2005 or 2004.

Kforce utilizes two primary methods in its annual assessment of goodwill, a discounted cash flow method and a market approach (the guideline public company method), and considers the results of each to value its reporting units. The discounted cash flow method is an income approach whereby the value of the reporting unit is determined by discounting each reporting unit’s cash flow at an appropriate discount rate. In the most recent assessment of goodwill, Kforce utilized weighted average costs of capital ranging from 13.1 to 15.9 percent, costs of equity ranging from 13.9 to 16.2 percent, and an after tax cost of debt of 3.9 percent in order to value each of its reporting units under the discounted cash flow method. The guideline public company method is an approach that applies pricing multiples derived from comparable publicly traded guideline companies to the respective reporting unit to determine its value. In the most recent assessment of goodwill, Kforce utilized invested capital/revenue multiples ranging from .40 to 1.50, and invested capital/EBITDA multiples ranging from 4.00 to 10.00 in order to value each of its reporting units under the guideline public company method.

In accordance with SFAS 141, “Business Combinations” Kforce assigned $3,180 to customer relationships, $894 to government contracts, $180 to trademarks with known useful lives, $3,220 to trademarks with indefinite lives, $105 to knowledge bases and $34 related to non-compete agreements in the acquisition of PCCI (Note 6). Kforce has also preliminarily assigned $11,960 to customer relationship and contracts, $182 to non-compete agreements, and $54 to employment agreements related to the acquisition of Bradson (Note 6). In 2005, Kforce assigned $2,800 to customer list intangible assets and $200 related to non-compete agreements in the acquisition of Vista (Note 6). In 2004, Kforce assigned $10,000 to customer list intangible assets and $870 related to the OnStaff trade name in the acquisition of Hall Kinion (Note 6). The remaining value of intangible assets relates to customer lists and non-compete agreements acquired during 2001 are fully amortized. Kforce utilized an income approach to value the above intangible assets that involved discounting the expected cash flows resulting from the utilization of the assets to their present value using the appropriate discount rate. In the above valuations, Kforce utilized weighted average costs of capital ranging from 13.4 to 15.2 percent, capital costs of working capital of 3.9 to 4.0 percent, capital costs of other tangible assets of 3.8 to 9.0 percent and capital costs of various intangible assets of 13.4 to 16.0 percent. Accumulated amortization on intangible assets from acquisitions was $11,096 and $6,211 as of December 31, 2006 and 2005, respectively. Amortization expense on intangible assets from acquisitions for 2006, 2005 and 2004 was $4,885, $3,502 and $1,836, respectively. For existing intangible assets from acquisitions, amortization expense for 2007, 2008, 2009, 2010 and 2011 will be $5,603, $3,901, $2,063, $1,665 and $1,257, respectively.

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the years ended December 31, 2004 through 2006:

	Technology	Finance and Accounting	Health and Life Sciences	Government	Total
Balance as of December 31, 2003	$36,690	$12,579	$12,529	$—	$61,798
Goodwill acquired during the year – Hall Kinion	39,302	7,253	—	—	46,555

Balance as of December 31, 2004	75,992	19,832	12,529	—	108,353
Goodwill acquired during the year – Vista	16,442	—	—	—	16,442
Adjustment to Hall Kinion Goodwill (discussed in Note 6)	177	32	—	—	209

Balance as of December 31, 2005	92,611	19,864	12,529	—	125,004
Goodwill acquired during the year—PCCI	32,814	—	—	7,408	40,222
Goodwill acquired during the year—Bradson	—	—	—	51,908	51,908
Adjustment to Vista Goodwill (discussed in Note 6)	5,205	—	—	—	5,205
Adjustment to Hall Kinion Goodwill (discussed in Note 6)	(32)	(5)	—	—	(37)

Balance as of December 31, 2006	$130,598	$19,859	$12,529	$59,316	$222,302

6. ACQUISITIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation, H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000 (the “Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. During the quarter ended September 30, 2006, to satisfy adjustments to the purchase price, $371 of escrow was returned to Kforce, and $629 was released to PCCI from escrow, as provided for in the Merger Agreement discussed above. The remaining $5,000 of the escrow deposit is available to satisfy indemnification obligations of PCCI until the expiration of the escrow period on March 31, 2007, and has been included in other assets, net on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2006.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), produced revenue of approximately $95 million in technology staffing and the Federal government IT services sector during the 12 months ended January 31, 2006. Approximately 35% of that revenue was generated in the government sector. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the Federal government and commercial sectors. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements for the fiscal year ending December 31, 2006.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$40,222
Acquisition intangibles	4,393
Trademarks	3,220
Net assets acquired	11,311

Total purchase price	$59,146

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$18,424
Other assets	1,521
Income taxes receivable	3,135

Total assets acquired	23,080

Current liabilities	10,755
Income taxes payable	842
Deferred tax liability	172

Total liabilities assumed	11,769

Net assets acquired	$11,311

Based on an analysis completed in accordance with SFAS 141, $3,220 of the excess purchase price has been allocated to trademarks that are not being amortized, $2,230 of the excess purchase price has been allocated to government contractual relationships and is being amortized over a useful life of 5 years, $950 of the excess purchase price has been allocated to commercial contractual relationships and is being amortized over a useful life of 4 years, $894 of the excess purchase price has been allocated to contracts with a weighted useful lives ranging from one month to five years, $180 of the excess purchase price has been allocated to trademarks with a definitive useful life being amortized over 18 months, $105 of the excess purchase price has been allocated to knowledge bases that are being amortized over 12 months and $34 of the excess purchase price has been allocated to non-compete agreements that are being amortized over a useful life of 3 years.

The $40,222 of remaining excess purchase price has been assigned to goodwill. $32,814 of goodwill has been allocated to the Technology reporting unit and $7,408 of goodwill has been allocated to the Government reporting unit. This goodwill is not deductible for tax purposes.

Acquisition of Bradson Corporation

On October 1, 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation (“Bradson”), Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce (“KGH”), Ronald M. Bradley, individually and on behalf of the other shareholders, Barbara J. Lewis and David M. Halstead.

Bradson was a privately held company based in Arlington, Virginia, and has been a prime contractor of Finance and Accounting professional services to the Federal government for over 20 years. Bradson’s primary customers include the Department of Defense and the Department of Homeland Security.

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73,000 (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4,000 in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility. On October 2, 2006, KGH placed into escrow $5,000 of the total Purchase Price to secure Bradson’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. KGH, Bradson, and the shareholders have made certain customary representations, warranties and covenants in the Stock Purchase Agreement. Kforce is a party to the Stock Purchase Agreement as a guarantor of the performance of all obligations of KGH, including all obligations to make the payments of the Purchase Price to the shareholders. The results of Bradson’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements for the fiscal year ended December 31, 2006.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$51,908
Acquisition intangibles	12,196
Net assets acquired	4,190

Total purchase price	$68,294

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$907
Accounts receivable	4,745
Furniture and equipment	174
Other assets	389

Total assets acquired	6,215

Current liabilities	1,936
Long-term liabilities	18
Accrued taxes	71

Total liabilities assumed	2,025

Net assets acquired	$4,190

Preliminarily, $11,960 of the excess purchase price has been allocated to customer relationships and contracts that are being amortized over a weighted average useful life of 10 years, $182 of the excess purchase price has been allocated to non-compete agreements that are being amortized over a weighted average useful life of 5 years, and $54 of the excess purchase price has been allocated to an employment agreement with a useful life of 2 years.

The $51,908 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Government reporting unit. This goodwill is deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed, as Kforce has not completed the valuation of intangible assets acquired.

FOR THE YEAR ENDED DECEMBER 31, 2005

VistaRMS, Inc.

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately-held company based in Herndon, Virginia, in exchange for 2,348 shares of Kforce common stock. This transaction was accounted for using the purchase method. The results of Vista’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Vista had produced revenue of approximately $50,000 in technology staffing over the 12 months prior to the acquisition.

As consideration for the purchase, Kforce issued 2,348 shares of Kforce stock of which 1,233 were held in escrow under the terms of the agreement. The Kforce stock was valued at a price of $11.57 per share, the average market price of the shares from the period 5 days before and after the date the agreement was signed and announced. At December 31, 2005, 1,584 shares were issued under the terms of the agreement, with a total addition to equity of $18,324, and 450 shares remained in escrow. Kforce also incurred $458 in transaction costs, which includes $179 of transaction costs paid in 2004, and assumed net liabilities of $663. On February 2, 2006, 225 of the 450 shares remaining in escrow were issued under the terms of the agreement resulting in a $2,602 increase in goodwill. On August 1, 2006, the remaining shares in escrow were issued under the terms of the agreement resulting in a $2,603 increase in goodwill.

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

The $21,647 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Technology reporting unit. This goodwill is not deductible for tax purposes.

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

As consideration for the purchase of the common stock, Kforce issued 5,742 shares of Kforce stock at a price of $8.95 a share, the market price of the shares on the date of issuance, with a total addition to equity of $51,388. Kforce also incurred $13,899 in transaction costs, which includes approximately $1,459 of transaction costs paid in 2003. Additionally, Kforce assumed net assets of $10,152 and bought out potential future earnouts related to OnStaff for $2,500. Kforce recorded an adjustment to the assets acquired of $209 in 2005 due to changes to the net deferred tax assets realized in 2005 increasing goodwill by $209. Kforce recorded an adjustment to the assets acquired of $37 in 2006 due to changes to the net deferred tax assets realized in 2006 decreasing goodwill by $37.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Equity issued	$51,388
Transaction costs	13,900
Future earnouts – OnStaff	2,500

Total purchase price	$67,788

Goodwill	$46,727
Customer lists	10,000
Trade name	870
Net assets acquired	10,191

Total purchase price	$67,788

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$2,827
Other current assets	19,895
Furniture and equipment	586
Other assets	21,695

Total assets acquired	45,003

Current liabilities	14,233
Long-term debt	10,638
Other long-term liabilities	9,941

Total liabilities assumed	34,812

Net assets acquired	$10,191

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

The $46,727 of remaining excess purchase price was assigned to goodwill. This goodwill has been allocated to the Technology and Finance and Accounting reporting units. This goodwill is not deductible for tax purposes.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the acquisitions of Bradson, PCCI and Vista as if they had occurred on January 1, 2005. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	2006	2005
Revenues	$968,642	$923,108
Net income	$38,212	$33,063
Basic income per share	$.95	$.85
Diluted income per share	$.91	$.81
Basic shares outstanding	40,189	38,762
Diluted shares outstanding	42,012	40,850

7. CREDIT FACILITY

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Under the Credit Facility, Kforce increased its indebtedness under its existing $100,000 revolving credit facility. Kforce’s maximum borrowings under the Credit Facility are now limited to $140,000, including a revolving loan tranche of up to $100,000 (the “Revolving Loan Amount”), an additional revolving loan tranche (the “Additional Availability Amount”) of up to $25,000, and a $15,000 sub-limit for letters of credit. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, plus the lesser amount of $25,000 or 20% of the net amount of eligible accounts receivable, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of LIBOR plus 1.25% or Prime, and outstanding borrowings under the Additional Availability Amount bear interest at a rate of LIBOR plus 3% or Prime plus 1.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to .125% of the amount of each letter of credit issued, plus 1.25% per annum of the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $372 upon entering into the Credit Facility, incurred legal fees of $157 related to entering the Credit Facility and is also required to pay an annual administrative fee of $62.5. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements and is prohibited from making any dividend distributions. The Additional Availability Amount is reduced by $1,250 per month beginning November 2006, until the Additional Availability Amount is entirely eliminated, which will result in its elimination no later than June 2008. The balance outstanding under the Additional Availability Amount as of December 31, 2006 was $20,000. $10,000 of this balance is classified as a current liability in the accompanying consolidated balance sheet as Kforce transferred $10,000 of the balance outstanding under the Additional Availability Amount to the Revolving Loan Amount on January 2, 2007.

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20,000 to $135,000. At December 31, 2006, we had repurchased 20,753 shares for $120,230 under this plan. 385 shares have been repurchased during 2006 for $5,373. Therefore, $14,770 was available under the current board authorization as of December 31, 2006. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

Borrowings under the Credit Facility were $86,435 and $35,000 as of December 31, 2006 and 2005, respectively.

8. OTHER LONG-TERM LIABILITIES

	DECEMBER 31,
	2006	2005
Deferred compensation plan liability (Note 9)	$11,230	$8,902
Accrued rent	2,454	2,783
Accrued alternative long term incentive liability	867	—
Corporate income tax payable—Federal non-current	586	1,172
Supplemental executive retirement plan liability (Note 9)	4	—

	$15,141	$12,857

Kforce has a non-qualified deferred compensation plan pursuant to which eligible Kforce management and highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other long-term liabilities, are payable upon retirement or termination of employment (Note 9).

On December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for certain named executive officers. The costs for SERP are calculated based on actuarial calculations using the key assumptions discussed in Note 9.

On February 22, 2006, Kforce granted to certain members of senior management an alternative long term incentive totaling $1,744 (the “ALTI”). The terms of the ALTI grant state that the ALTI vests fully on January 1, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 1, 2008. In addition, if the average closing price of Kforce’s common stock during the period of January 1, 2006 to December 31, 2006, had been below $6.70, the full amount of the ALTI would have been forfeited. During 2006, the average closing price of Kforce’s common stock was not below $6.70. As a result, none of the ALTI was forfeited. Kforce has valued this grant using a Monte Carlo simulation at $1,882 as of December 31, 2006, and is amortizing this value over the vesting period of February 22, 2006 to January 1, 2008. The Monte Carlo simulation was computed using a risk free interest rate of 5.01% and a volatility factor of 42.78%. Accordingly, for the year ended December 31, 2006, Kforce recorded $867 of compensation expense related to the ALTI. Going forward, the fair value of the ALTI determined under the Monte Carlo simulation will be updated quarterly, and remaining amortization expense will be adjusted for changes in the value of the ALTI.

Kforce has accrued the net present value of rent for the minimum required lease payments on vacant properties and the net rent payable after sublease payments on sublet properties, at interest rates of 4% to 9%. In addition to the non-current amounts of $252 and $919 for 2006 and 2005 included above, respectively, net lease payments scheduled within the next 12 months of $848 and $1,016 for 2006 and 2005, respectively, have been included in accounts payable and other current liabilities.

Future minimum lease payments and receipts for accelerated leases and subleases under non-cancelable operating leases are summarized as follows:

	2007	2008
Lease payments	$1,723	$721
Sublease receivables	875	425

Net leases payable	$848	$296

Expenses of $0, $64 and $684 were recognized during 2006, 2005 and 2004, respectively, to record accrued rent related to vacated or subleased properties. The straight-lining of escalating rent payments relates primarily to Kforce’s corporate headquarters facility lease (Note 12). These expenses are included in SG&A.

9. EMPLOYEE BENEFIT PLANS

401(k) SAVINGS PLANS

Kforce has a qualified defined contribution 401(k) plan (the “Kforce 401(k) Plan”) covering substantially all employees. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Kforce has accrued a match of $764 for the plan year ended December 31, 2006. A match of $813 was made in 2006 for the plan year ended December 31, 2005. A match of $643 was made in 2005 for the plan year ended December 31, 2004. A match of $475 was made in 2004 for the plan year ended December 31, 2003. Assets of the Kforce 401(k) Plan are held in trust for the sole benefit of employees.

At December 31, 2006, 2005, and 2004, the Kforce 401(k) Plan held 555, 660, and 862 shares, respectively, of Kforce’s stock, representing approximately 1.36%, 1.71% and 2.31%, respectively, of Kforce’s outstanding shares.

Kforce has an additional qualified defined contribution 401(k) Plan covering employees of Bradson Corporation (the “Bradson 401(k) Plan”), which was acquired by Kforce on October 1, 2006. Kforce has accrued a match of $158 for the plan year ended December 31, 2006. Assets of the Bradson 401(k) Plan are held in trust for the sole benefit of employees.

EMPLOYEE STOCK PURCHASE PLAN

Kforce has an Employee Stock Purchase Plan which allows all employees to purchase stock at a 5% discount from the market price of Kforce’s common stock at the end of the three month purchase period and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. During 2006, 2005, and 2004, respectively, Kforce issued 172, 128, and 121 shares of common stock, at an average purchase price of $9.30, $7.57 and $6.18 per share, pursuant to the plan. These shares were transferred to the plan from Kforce’s treasury stock. Of the 172 shares issued in 2006, Kforce issued 104 of the shares at an average price of $7.21, 22 shares at an average price of $12.11, 19 shares at an average price of $14.71 and 27 shares at an average price of $11.33. Of the 128 shares issued in 2005, Kforce issued 55 of the shares at an average price of $7.96 and 73 shares at an average price of $7.19. Of the 121 shares issued in 2004, Kforce issued 69 of the shares at an average price of $4.34 and 52 shares at an average price of $8.02. In January 2007, Kforce issued 26 shares at an average price of $11.56, related to employee contributions made during the last three months of 2006.

DEFERRED COMPENSATION PLAN

Kforce has a nonqualified deferred compensation plan pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer part of their compensation to later years. These amounts are classified as accounts payable and other accrued liabilities if due to be paid within the next year or as other long-term liabilities if due to be paid out after the next year or upon retirement or termination of employment. At December 31, 2006 and 2005, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $428 and $1,246, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $11,230 and $8,902 as of December 31, 2006 and 2005, respectively. Kforce has insured the lives of the participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender value of these Kforce-owned life insurance policies, $12,393 and $10,831 at December 31, 2006 and 2005, respectively, are classified as other assets (Note 4). Compensation expense of $256, $700, and $731 was recognized for the plan for the years ended December 31, 2006, 2005, and 2004, respectively. Kforce has accrued a discretionary matching contribution of $309, which represents 10 percent of contributions, for the plan year ended December 31, 2006. A match of $139 was made by Kforce in 2006 for the plan year ended December 31, 2005. A match of $161 was made by Kforce in 2005 for the plan year ended December 31, 2004. Kforce has reclassified premiums paid for company owned life insurance from operating activities to investing activities in the accompanying consolidated statements of cash flows for the years ended December 31, 2004 and 2005, to conform to the current year presentation.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain named executive officers. The primary goals of the SERP are to provide a salary continuation plan at retirement, create an additional wealth accumulation opportunity, and restore lost qualified pension benefits due to government limitations. The SERP is a nonqualified benefit plan, and does not include elective deferrals of covered executive officers’ salaries. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible for Kforce when paid. Benefits payable under the SERP are targeted at 45% of the covered executive officer’s average salary and target bonus from the three years where the executive earned the highest salary and target bonus during the last ten years of employment. Benefits under the SERP are normally paid for the life of the covered executive officer, but may be commuted to a lump sum or to 5, 10 or 15 years, as elected by the covered executive officer. Interest continues to be credited on the unpaid account balance, if the covered executive officer does not commute the benefits. Normal retirement age under the SERP is defined as age 65, however early retirement with a lump sum payment at 62, or sooner based on a minimum of 10 years of service, is permitted with no discounts on the age 65 benefit amount. Early retirement under the SERP is defined as age 55 with at least 10 years of service. SERP benefits vest based upon a graded vesting schedule.

SERP Obligation

The SERP obligation as of the beginning and end of the year and the pension expense recorded by Kforce for the SERP for the year ended December 31, 2006 are as follows:

Benefit obligation at beginning of year	$—
Service cost	4
Plan amendment	—
Actuarial (gain)/loss	—
Benefits paid	—

Benefit obligation at end of year	$4

None of the above benefit obligation was funded as of December 31, 2006.

Assumptions

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31, 2006 are as follows:

Discount rate	5.75%
Expected long-term rate of return on plan assets	— (a)
Average assumed rate of compensation increase	2.00%

(a)	Due to the SERP being unfunded at December 31, 2006, Kforce has not determined the expected long-term rate of return on plan assets. Once funded, Kforce will determine the long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The discount rate used to determine benefit obligations is based on the interest rate for long-term high-quality corporate bonds using yields for maturities that are in line with the duration of our pension liabilities. The discount rate will be adjusted annually in order to reflect the current level of interest rates at the measurement date.

Contributions

Kforce was not required to fund the plan during the year ended December 31, 2006. Kforce anticipates making contributions in 2007 of approximately $1.7 million.

Estimated Future Benefit Payments

Benefit payments by the SERP, which reflect expected future service as appropriate, are expected to be paid as follows:

PENSION BENEFITS
2007	$—
2008	—
2009	—
2010	—
2011	—
2012 -2016	2,312
Thereafter	40,631

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

On June 20, 2006, at the annual meeting of the shareholders of Kforce, the shareholders approved the Stock Incentive Plan. The Stock Incentive Plan was previously adopted by the board of directors on April 28, 2006, subject to the approval of the shareholders of Kforce. The aggregate number of shares of common stock that may be subject to awards under the Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. The Stock Incentive Plan terminates on April 28, 2016. Vesting of equity instruments issued under the Stock Incentive Plan is determined on a grant by grant basis.

A summary of Kforce’s stock option and restricted stock activity for the years ended December 31, 2004 through December 31, 2006 is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	STOCK INCENTIVE PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED	TOTAL INTRINSIC VALUE OF OPTIONS EXERCISED
Outstanding as of December 31, 2003	6,169	319	—	6,488	$8.05
Granted	1,605	—	—	1,605	8.19	$4.78
Exercised	(1,246)	—	—	(1,246)	4.94		$6,647
Forfeited	(67)	—	—	(67)	9.90

Outstanding as of December 31, 2004	6,461	319	—	6,780	8.63
Granted	390	—	—	390	11.00	4.93
Exercised	(420)	—	—	(420)	5.10		2,282
Forfeited	(257)	—	—	(257)	10.97

Outstanding as of December 31, 2005	6,174	319	—	6,493	8.85
Granted	—	—	60	60	12.20	8.06
Exercised	(1,862)	(176)	—	(2,038)	5.11		18,234
Forfeited	(143)	—	—	(143)	11.42

Outstanding as of December 31, 2006	4,169	143	60	4,372	10.55

Expected to vest at December 31, 2006	—	—	60	60

Exercisable at December 31, 2006	4,169	143	—	4,312	10.53

On September 9, 2004, the Compensation Committee of the Board of Directors of Kforce accelerated stock options for all current employees that would otherwise have been unvested on January 1, 2005. Options to purchase a total of 856 shares of Kforce’s common stock were accelerated. These options were held by fifteen employees, including options to purchase an aggregate of 748 shares of Kforce’s common stock held by six Executive Officers.

The valuation of options granted during 2006 was based upon a Lattice model utilizing the following assumptions: dividend yield of 0.0%, risk-free rates of 4.9% to 5.0% for options granted, weighted average expected option terms ranging from 3.0 to 6.9 years, and volatility factors ranging from 71% to 74%. The dividend yield is based upon Kforce not historically paying dividends on its common stock and the risk free rate is based upon treasury strips with similar terms. Weighted average exercise terms are based upon historical exercise behavior for Kforce options and volatility factors used are based upon historical volatility of Kforce stock.

Options expire at the end of ten years from the date of grant. Kforce issues new shares upon exercise of options.

The following table summarizes information about employee and director stock options:

	OPTIONS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT DECEMBER 31, 2006 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000 - $3.150	21	3.8	$2.41	$207
$ 3.151 - $6.300	790	4.9	4.92	5,729
$ 6.301 - $9.450	1,343	4.2	8.07	5,508
$ 9.451 - $12.600	966	7.7	11.05	1,097
$12.601 - $15.750	962	2.9	14.34	—
$15.751 - $18.900	2	0.9	18.06	—
$18.901 - $22.050	1	0.8	20.63	—
$22.051 - $25.200	209	1.1	22.38	—
$25.201 - $28.350	78	1.3	27.81	—

	4,372	4.6	10.55	$12,541

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT DECEMBER 31, 2006 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000 - $3.150	21	3.8	$2.41	$207
$ 3.151 - $6.300	790	4.9	4.92	5,729
$ 6.301 - $9.450	1,343	4.2	8.07	5,508
$ 9.451 - $12.600	906	7.7	10.97	1,084
$12.601 - $15.750	962	2.9	14.34	—
$15.751 - $18.900	2	0.9	18.06	—
$18.901 - $22.050	1	0.8	20.63	—
$22.051 - $25.200	209	1.1	22.38	—
$25.201 - $28.350	78	1.3	27.81	—

	4,312	4.6	10.53	$12,528

As of December 31, 2006, the total compensation cost related to nonvested options not yet recognized was $363. The weighted average period over which this cost is expected to be recognized is 2.3 years.

The following restricted stock grants are included in the Employee Incentive Stock Option Plan in the above table detailing grants, exercises and forfeitures:

In 2001, Kforce granted approximately 194 shares of stock that was restricted as to sale, to certain members of management not including the Chief Executive Officer, in lieu of a cash bonus.

In January 2002, Kforce issued 223 shares of restricted stock to certain members of senior management and other employees in exchange for voluntarily reducing their 2002 salary and cash bonus potential. These shares vested over a five-year period with an acceleration clause if certain Kforce common stock price thresholds were met. During 2003 and 2002, $221 and $212, respectively, was charged to compensation expense for the straight-line amortization of vesting over the five-year period. On January 5, 2004, Kforce common stock closed at a price level that fully satisfied the acceleration clause for the 2002 shares and all of such restricted stock thereby vested. Because Kforce had been amortizing the value of such restricted stock on a straight-line basis over the five-year period, and the stock price threshold had not been met on or prior to December 31, 2003, Kforce was required to record the unamortized balance of $673 as compensation expense in the period when the stock price threshold was achieved, which was the first quarter of 2004.

In February 2003, Kforce granted 192 shares of restricted stock to certain members of senior management as a component of compensation. The shares, which were originally scheduled to vest in February of 2005, were accelerated by Kforce on November 30, 2004. During 2003 and 2004, Kforce recognized $136 and $163, respectively, of compensation expense for the straight line amortization of the vesting over two years. Kforce recognized an additional $27 of expense in 2004 due to the acceleration.

During the first and fourth quarters of 2004, Kforce granted 88 and 223 shares, respectively, of restricted stock to certain members of senior management. The shares fully vested at the end of the following two-year periods. Upon issuance of the restricted stock shares, unearned compensation of $819 and $2,444, respectively, which is equivalent to the market value at the date of the grant, was charged to stockholders’ equity. Unearned compensation of $1,094 was reclassified to additional paid-in capital on January 1, 2006, in accordance with the modified prospective method of transition prescribed by SFAS 123R. Restricted stock compensation of $1,094 and $1,665 was included in compensation expense for the years ended December 31, 2006 and 2005, respectively. A tax benefit of $438 and $666 attributable to restricted stock compensation was recognized in income during the years ended December 31, 2006 and 2005, respectively. During 2006, Kforce repurchased 195 shares of restricted stock that were fully vested totaling $2,445. In addition, during 2006 Kforce repurchased 190 shares of common stock from employees to satisfy minimum payroll tax withholding requirements related to vesting of nonqualified stock options or exercises of incentive stock options totaling $2,928.

The value of time-based restricted stock is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. The following table summarizes Kforce’s time-based nonvested share activity for the year ended December 31, 2006:

NONVESTED SHARES (TIME BASED)	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Nonvested as of December 31, 2005	281	$10.52
Granted	—	—
Vested	281	10.52
Forfeited	—	—

Nonvested as of December 31, 2006	—	$—

11. SEVERANCE COSTS

In 2005, Kforce incurred and paid compensation expense of $1,106 for severance costs upon the termination of a named officer. These costs are a component of SG&A in the Consolidated Statement of Operations and Comprehensive Income.

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

Future minimum lease payments, inclusive of accelerated lease payments (Note 8), under non-cancelable capital and operating leases are summarized as follows:

	2007	2008	2009	2010	2011	Thereafter
Capital Leases
Present values of payments	$2,596	$1,383	$477	$144	$80	$—
Interest	224	120	38	13	3	—

Capital Lease Payments	$2,820	$1,503	$515	$157	$83	$—

Operating Leases
Facilities	$9,534	$7,021	$4,452	$3,370	$3,144	$14,315
Equipment	415	239	106	87	21	—
Furniture	72	71	60	2	—	—

Total Operating Leases	$10,021	$7,331	$4,618	$3,459	$3,165	$14,315

Total Leases	$12,841	$8,834	$5,133	$3,616	$3,248	$14,315

Kforce acquired $2,736 and $3,589 of furniture and equipment under capital leases in 2006 and 2005, respectively. Capital lease payments made in 2006 totaled $2,738, inclusive of imputed interest of $394. Interest on capital leases is calculated using an interest rate of 9%.

Rental expense under operating leases was $10,689, $10,758, and $13,195 for 2006, 2005 and 2004, respectively.

On September 14, 2001, Kforce executed an agreement for lease of its new headquarters and consolidation of its Tampa operations. Kforce has classified the lease as an operating lease. Significant terms included the prepayment of rent in the amount of $2,200. The prepayment is being amortized over the 15 year term of the lease. Kforce is required to make minimum annual lease payments escalating from approximately $1,929 to $2,949, which are included in the above future minimum lease payments. $2,596 and $2,084 respectively, related to the present value of future minimum lease payments on capital leases, are included in other current debt and long-term debt-other in the accompanying Consolidated Balance Sheet as of December 31, 2005 and 2006.

OTHER FINANCING COMMITMENTS

Kforce entered into financing agreements related to the purchase of capitalized software valued at $1,799 and $893 during the years ended December 31, 2005 and 2004, respectively, and future payments under the agreements are $780, inclusive of interest of $1 for the year ended December 31, 2007. Payments under the agreements totaled $995 inclusive of $9 of interest in 2006. $779 related to the present value of future payments under these agreements, is included in other current debt in the accompanying Consolidated Balance Sheet as of December 31, 2006.

LETTERS OF CREDIT

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit outstanding for workers compensation and property insurance totaling $4,387 and for facility lease deposits totaling approximately $1,890.

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

EMPLOYMENT AGREEMENTS

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six month to three year period under certain circumstances. The agreements also provide for a payment of one to three times their annual salary and one half to three times their average annual bonus if a change in control (as defined by the agreements) of Kforce occurs and include a covenant against competition with Kforce that extends for one year after termination for any reason. Kforce’s liability at December 31, 2006, would have been approximately $27,742 in the event of a change in control or $15,652 if all of the employees under contract were to be terminated by Kforce without good cause (as defined) under these contracts.

13. SEGMENT ANALYSIS

Kforce reports segment information in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operation decisions and addressing performance as the source of determining Kforce’s reportable segments. Kforce’s internal reporting follows its four functional service offerings: Technology, Finance and Accounting, Health and Life Sciences and Government. Kforce also reports Flexible billings and Search fees separately by segment. Kforce added the Government segment during 2006 as a result of the decision of Kforce management to separately analyze the combined results of operations of the acquired PCCI and Bradson prime Federal government contracting business, along with Kforce’s existing segments, for the purpose of making decisions as to how resources will be allocated to Kforce’s various lines of business.

Historically, and through December 31, 2006, Kforce has generated only sales and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

Information concerning operations in these segments of business is as follows:

	TECHNOLOGY	FINANCE AND ACCOUNTING	HEALTH AND LIFE SCIENCES	GOVERNMENT	TOTAL
2006
Net service revenues
Flexible billings	$430,731	$208,815	$195,162	$32,877	$867,585
Search fees	25,638	40,688	4,537	—	70,863

Total revenue	$456,369	$249,503	$199,699	$32,877	$938,448
Gross profit	$144,753	$108,208	$62,617	$10,521	$326,099
2005
Net service revenues
Flexible billings	$352,743	$211,873	$182,775	—	$747,391
Search fees	18,037	31,834	5,003	—	54,874

Total revenue	$370,780	$243,707	$187,778	—	$802,265
Gross profit	$109,856	$93,310	$56,823	—	$259,989
2004
Net service revenues
Flexible billings.	$294,598	$169,411	$156,071	—	$620,080
Search fees	11,397	26,058	3,916	—	41,371

Total revenue	$305,995	$195,469	$159,987	—	$661,451
Gross profit	$84,513	$73,263	$46,108	—	$203,884

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	MAR 31	JUN 30	SEPT 30	DEC 31
2006
Net service revenues	$222,298	$234,399	$238,700	$243,051
Gross profit	74,002	80,927	85,401	85,769
Net income	6,057	8,365	8,842	9,255
Net earnings per share-basic	$.15	$.21	$.22	$.23
Net earnings per share-diluted	$.15	$.20	$.21	$.22
2005
Net service revenues	$192,900	$198,470	$207,293	$203,602
Gross profit	60,028	64,064	68,389	67,508
Net income	3,079	5,669	6,713	6,860
Net earnings per share-basic	$.08	$.15	$.17	$.18
Net earnings per share-diluted	$.08	$.14	$.17	$.17

During the quarter ended December 31, 2006, KForce recognized a tax benefit totaling $883 related to the reversal of a valuation allowance based upon KForce receiving IRS approval of a tax method change.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	2006	2005	2004
Cash paid (received) during the period for:
Income taxes paid (received)	$612	$(29)	$(399)
Interest, net	3,689	1,888	1,841
Non-Cash Transaction Information:
Cash flow hedge (expense) benefit, net of taxes	—	(37)	188
Tax benefit from disqualifying dispositions of stock options and restricted stock	5,700	341	611
Common Stock Transactions:
Employee stock purchase plan	1,597	961	714
Issuance of stock in an acquisition	5,202	18,324	51,388
Restricted stock issued or assigned in lieu of compensation, net of forfeitures	—	—	3,143
Software acquired under financing agreement	—	1,799	893
Equipment acquired under capital lease	2,736	3,589	2,247
Non-cash gain on sale of Board Network	—	74	—
Cash used in connection with acquisitions, net:
Transaction costs	$127,406	$277	$12,441
Escrow	10,000	—	—
Payment of acquired business bank line of credit	—	2,467	10,638
Payment of 2003 OnStaff earnout	—	—	4,210
Buyout of future OnStaff earnout	—	—	2,500
Payment of acquired business long-term liability	—	—	1,050
Cash received in acquisition	(906)	—	(2,827)
Transaction costs – Hall Kinion tax adjustments	—	58	—
Cash overdraft received in acquisition	232	101	—

	$136,732	$2,903	$28,012

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts and fallouts	2004 2005 2006	$5,624 6,268 5,099	$1,846 38 (1,721)	$1,431 1,967 2,256	$(2,633) (3,174) (2,919)	$6,268 5,099 2,715

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income.
(b)	Deductions include write-offs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts and fallouts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC

Date: March 2, 2007	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 2, 2007	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2007	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 2, 2007	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: March 2, 2007	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: March 2, 2007	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: March 2, 2007	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: March 2, 2007	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: March 2, 2007	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: March 2, 2007	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman, Vice President and Director

Date: March 2, 2007	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant Corporation, Novato Acquisition and Hall, Kinion & Associates., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

2.2	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on February 7, 2007.

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed with the SEC on October 29, 1998.

4.2	Amendment to Rights Agreement, dated as of October 24, 2000, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on November 3, 2000.

4.3	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed with the SEC on May 9, 1996.

9.1	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed with the SEC on October 29, 1998.

9.2	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed with the SEC on October 29, 1998.

10.1	Second Amended and Restated Credit Agreement, dated as October 2, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 3, 2006.

10.2	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.3	Employment Agreement, dated as of December 31, 2006, between the Registrant and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.4	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.5	Employment Agreement, dated as of December 31, 2006, between the Registrant and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.6	Employment Agreement, dated as of December 31, 2006, between the Registrant and Steven McMahan, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.7	Kforce Inc. Supplemental Executive Retirement Plan.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.