Form 10-Q
period 2007-03-31
KFORCE  INC
filed 2007-05-08
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 8, 2007 the registrant had 41,106,628 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1.	FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$566	$1,589
Trade receivables, net of allowance for doubtful accounts and fallouts of $3,240 and $2,715, respectively	150,645	134,453
Income tax refund receivable	140	1,067
Current deferred tax asset, net	7,702	8,892
Prepaid expenses and other current assets	5,409	4,453

Total current assets	164,462	150,454
Fixed assets, net	13,161	12,610
Other assets, net	34,996	32,993
Intangible assets, net	22,749	24,259
Goodwill	221,840	222,302

Total assets	$457,208	$442,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$30,289	$24,800
Accrued payroll costs	46,087	46,455
Credit facility – current portion	7,500	10,000
Other current debt	3,177	3,375
Income taxes payable	2,722	1,399

Total current liabilities	89,775	86,029
Long-term debt – credit facility	73,015	76,435
Long-term debt – other	2,099	2,084
Deferred tax liability non-current, net	3,228	1,004
Other long-term liabilities	16,584	15,141

Total liabilities	184,701	180,693

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 60,447 and 60,383 issued, respectively	604	604
Additional paid-in capital	302,127	300,485
Retained earnings	81,008	72,213
Less reacquired shares at cost; 19,426 and 19,451 shares, respectively	(111,232)	(111,377)

Total stockholders’ equity	272,507	261,925

Total liabilities and stockholders’ equity	$457,208	$442,618

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	March 31, 2007	March 31, 2006
Flexible billings	$233,056	$205,512
Search fees	19,252	16,786

Net service revenues	252,308	222,298
Direct costs of services	163,867	148,296

Gross profit	88,441	74,002
Selling, general and administrative expenses	68,921	60,482
Depreciation and amortization	3,460	2,506

Income from operations	16,060	11,014
Other expense, net	1,524	807

Income before income taxes	14,536	10,207
Income tax provision	5,741	4,150

Net income	8,795	6,057

Earnings per share – Basic	$.21	$.15

Weighted average shares outstanding – Basic	40,993	39,103

Earnings per share – Diluted	$.21	$.15

Weighted average shares outstanding—Diluted	42,182	41,411

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2007
Common stock—shares:
Shares at beginning of period	60,383
Exercise of stock options	64

Shares at end of period	60,447

Common stock—par value:
Balance at beginning of period	$604
Exercise of stock options	—

Balance at end of period	604

Additional paid in-capital:
Balance at beginning of period	$300,485
Exercise of stock options	541
Tax benefit from attributable to options exercises	132
Stock based compensation	822
Employee stock purchase plan	147

Balance at end of period	$302,127

Retained earnings:
Balance at beginning of period	$72,213
Net income	8,795

Balance at end of period	$81,008

Treasury stock—shares:
Shares at beginning of period	19,451
Employee stock purchase plan	(25)

Shares at end of period	19,426

Treasury stock—cost:
Balance at beginning of period	$(111,377)
Employee stock purchase plan	145

Balance at end of period	$(111,232)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	THREE MONTHS ENDED
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income	$8,795	$6,057
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	3,634	4,049
Depreciation and amortization	3,460	2,506
Stock based compensation	822	281
Provision for bad debts on accounts receivable and fallouts	699	1,005
Supplemental Executive Retirement Plan pension expense	428	—
Amortization of alternative long-term incentive award	390	97
Deferred compensation expense, net	236	404
Tax benefit attributable to option exercises	132	—
Excess tax benefit attributable to option exercises	(62)	(557)
Gain on cash surrender value of company owned life insurance	(189)	(391)
Gain on asset sales/disposals	(5)	(4)
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables	(16,892)	(13,716)
Prepaid expenses and other current assets	(956)	(2,941)
Income tax refund receivable	928	53
Other assets, net	592	30
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	5,732	885
Accrued payroll costs	(77)	2,911
Income taxes payable	1,323	(31)
Other long-term liabilities	389	(689)

Cash provided by (used in) operating activities	9,379	(51)

Cash flows used by investing activities:
Acquisitions, net of cash received	(2)	(64,609)
Capital expenditures	(2,978)	(823)
Premiums paid for company owned life insurance	(1,330)	(1,021)
Cash proceeds from sale of assets	7	4

Cash used in investing activities	(4,303)	(66,449)

Cash flows from financing activities:
Proceeds from bank line of credit	81,212	143,953
Payments on bank line of credit	(87,132)	(116,532)
Proceeds from exercise of stock options	541	2,614
Excess tax benefit attributable to option and restricted stock	62	557
Payment of capital expenditure financing	(782)	(583)
Repurchase of common stock	—	(186)

Cash (used in) provided by financing activities	(6,099)	29,823

Decrease in cash and cash equivalents	(1,023)	(36,677)

Cash and cash equivalents at beginning of period	1,589	37,104

Cash and cash equivalents at end of period	$566	$427

Supplemental Cash Flow Information:
Cash (received) paid during the period for:
Income taxes	$(429)	$291
Interest, net	1,574	434
Non-Cash Transaction Information:
Issuance of stock in acquisition	—	2,602
Tax benefit attributable to option exercises	—	826
Employee stock purchase plan	292	747
Equipment acquired under capital lease	601	141
Cash used in connection with acquisitions, net:
Transaction costs, net of escrow funds not included in purchase price	2	58,377
Escrow funds not included in purchase price	—	6,000
Cash overdraft received in acquisition	—	232

Total cash used in connection with acquisitions	$2	$64,609

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries provides professional staffing services and solutions in 70 locations in 41 markets in the United States. Kforce provides its customers staffing and solution services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”), and Government Solutions (“Government”). Kforce provides flexible staffing services and solutions (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. Kforce serves clients from the Fortune 1000 and the federal government, as well as local and regional, small to mid-size companies.

Principles of Consolidation. The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. All intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write offs. Kforce performs an ongoing analysis of factors including recent write off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 2.1% as of March 31, 2007. No single client had a receivable balance greater than 3.3% of the total accounts receivable and the top ten clients represent approximately 17.3% of the total accounts receivable balance.

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

Goodwill and Intangible Assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. On December 31, 2006, Kforce completed a valuation of its four reporting units which consist of FA, Tech, HLS, and Government. The results of that valuation indicated that the fair value of each of Kforce’s reporting units exceeded the carrying values of those reporting units. Therefore, Kforce concluded that there was no impairment of goodwill. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements, customer lists, contractual relationships, customer contracts and trademarks with a known useful life. These assets have been capitalized and are being amortized on a straight-line basis over the estimated useful lives of the assets. Kforce also has allocated a portion of the purchase price of Hall, Kinion and Associates, Inc. (“Hall Kinion”) to the OnStaff trade name, and a portion of the purchase price of PCCI Holdings, Inc. (“PCCI”) to certain PCCI trademarks. The trade name and certain trademarks have been determined to have an indefinite life and are not being amortized. Accumulated amortization on intangible assets was $12,607 and $11,096 as of March 31, 2007 and December 31, 2006, respectively. Amortization expense on intangible assets was $1,511 and $1,023 for the quarters ending March 31, 2007 and 2006, respectively. For existing intangible assets from acquisitions, the estimated aggregate amortization expense for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 will be $5,653, $3,952, $2,103, $1,558 and $1,223, respectively.

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

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $1,586 during the three months ended March 31, 2007.

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

Stock Based Compensation. In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On January 1, 2006, Kforce adopted SFAS 123R using the modified prospective method, and the adoption of this standard did not have a material impact on Kforce’s consolidated financial statements because all of Kforce’s outstanding stock options were fully vested as of December 31, 2005.

Pension Accounting. In December of 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires Kforce to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Under this statement, Kforce will continue to apply the Provisions of SFAS 87 “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS 88 “Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”) in measuring plan assets and benefit obligations and in determining net periodic pension costs. Employers with publicly traded equity securities, such as Kforce, are required to initially recognize the funded status of a defined benefit postretirement plan and provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Kforce adopted SFAS 158 as of December 31, 2006 and it did not have a material impact on Kforce’s consolidated financial statements.

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain named executive officers. The costs for the SERP are calculated based on actuarial calculations using key assumptions related to the plan definition. Kforce is not yet required to fund the plan but anticipates making contributions in 2007 of approximately $1.7 million.

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

Options to purchase 803 and 1,338 shares of common stock for the three months ended March 31, 2007 and 2006, respectively, were not included in the computations of diluted earnings per share because these options were anti-dilutive. The dilutive effect of options to purchase 3,506 and 4,396 shares of common stock and 843 and 213 shares of restricted stock are included in the computations of diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

In June of 2006, FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is measuring the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Kforce adopted FIN 48 effective January 1, 2007, the adoption of this standard did not have a material impact on Kforce’s consolidated financial statements.

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

In February of 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”, (“SFAS 159”). This Statement permits Kforce to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing Kforce with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. Kforce is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.

NOTE B – ALTERNATIVE LONG-TERM INCENTIVE GRANT

On February 21, 2006, Kforce granted to certain members of senior management an alternative long term incentive totaling $1,744 (the “ALTI”). The terms of the ALTI grant state that the ALTI vests fully on January 1, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 1, 2008. In addition, if the average closing price of Kforce’s common stock during the period of January 1, 2006 to December 31, 2006, was below $6.71, the full amount of the ALTI would have been forfeited. The stock remained above $6.71 during 2006 and therefore the stock was not forfeited. Kforce has valued this grant using a Monte Carlo simulation at $2,110 as of March 31, 2007, and is amortizing this value over the vesting period of February 21, 2006 to January 1, 2008. Accordingly, during the quarter ended March 31, 2007, Kforce recorded $390 of compensation expense related to the ALTI. Going forward, the fair value of the ALTI determined under the Monte Carlo simulation will be updated quarterly, and remaining amortization expense will be adjusted for changes in the value of the ALTI.

NOTE C – COMMITMENTS AND CONTINGENCIES

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Kforce acquired $601 and $141 of furniture and equipment under capital leases during the three months ended March 31, 2007 and 2006, respectively. Capital lease payments made during the three months ended March 31, 2007 totaled $810, inclusive of imputed interest of $107. Interest on capital leases is calculated using an interest rate of 9%.

Rental expense under operating leases was $2,715, and $2,633 during the three months ended March 31, 2007 and 2006, respectively.

On September 14, 2001, Kforce executed an agreement for lease of its new headquarters and consolidation of its Tampa operations. Kforce has classified the lease as an operating lease. Significant terms included the prepayment of rent in the amount of $2,200. The prepayment is being amortized over the 15 year term of the lease. Kforce is required to make minimum annual lease payments escalating from approximately $1,929 to $2,949. $2,596 and $2,084 respectively, related to the present value of future minimum lease payments on capital leases, are included in other current debt and long-term debt-other in the accompanying Consolidated Balance Sheet as of December 31, 2006. $2,497 and $2,099 respectively, related to the present value of future minimum lease payments on capital leases, are included in other current debt and long-term debt-other in the accompanying Consolidated Balance Sheet as of March 31, 2007.

Other Financing Commitments

Kforce entered into financing agreements related to the purchase of capitalized software valued at $1,799 and $893 during the years ended December 31, 2005 and 2004, respectively, and future payments under the agreements are $780, inclusive of interest of $1 for the year ended December 31, 2007. Payments under the agreements totaled $79 inclusive of $1 of interest during the three months ended March 31, 2007. $680 related to the present value of future payments under these agreements, is included in other current debt in the accompanying Consolidated Balance Sheet as of March 31, 2007.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit outstanding for workers compensation obligations totaling $4,387 and for facility lease deposits totaling $1,890.

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

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six month to three year period under certain circumstances. The agreements also provide for a severance payment of one half to three times their annual salary and one half to three times their average annual bonus if their employment is terminated under specified circumstances. These agreements contain certain post-employment restrictive covenants against unfair competition. Kforce’s liability at March 31, 2007, would have been approximately $31,171 if all of the employees under contract were to be terminated following of a change in control or $13,977 if all of the employees under contract were to be terminated by Kforce without good cause (as defined) under these contracts.

NOTE D – SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain named executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, and restore lost qualified pension benefits due to government limitations. The SERP is a nonqualified benefit plan, and does not include elective deferrals of covered executive officers’ salaries. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible for Kforce when paid. Benefits payable under the SERP are targeted at 45% of the covered executive officer’s average salary and target bonus from the three years where the executive earned the highest salary and target bonus during the last ten years of employment. Benefits under the SERP are normally paid for the life of the covered executive officer, but may be commuted to a lump sum or to 5, 10 or 15 years, as elected by the covered executive officer. Interest continues to be credited on the unpaid account balance, if the covered executive officer does not commute the benefits. Normal retirement age under the SERP is defined as age 65, however early retirement with a lump sum payment at 62, or sooner based on a minimum of 10 years of service, is permitted with no discounts on the age 65 benefit amount. Early retirement under the SERP is defined as age 55 with at least 10 years of service. SERP benefits vest based upon a graded vesting schedule.

SERP Obligation

The SERP obligation as of the beginning and end of the year and the pension expense recorded by Kforce for the SERP for the quarter ended March 31, 2007 are as follows:

Benefit obligation at beginning of year	$4
Service cost	428
Plan amendment	—
Actuarial (gain)/loss	—
Benefits paid	—

Benefit obligation at end of quarter	$432

None of the above benefit obligation was funded as of March 31, 2007.

Assumptions

Weighted average assumptions used to determine net periodic benefit cost for quarter ended March 31, 2007 are as follows:

Discount rate	5.75%
Expected long-term rate of return on plan assets	— (a)
Average assumed rate of compensation increase	2.00%

(a)	Due to the SERP being unfunded at March 31, 2007, Kforce has not determined the expected long-term rate of return on plan assets. Once funded, Kforce will determine the long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The discount rate used to determine benefit obligations is based on the interest rate for long-term high-quality corporate bonds using yields for maturities that are in line with the duration of our pension liabilities. The discount rate will be adjusted annually in order to reflect the current level of interest rates at the measurement date.

Contributions

Kforce was not required to fund the plan during the year ended December 31, 2006. Kforce previously disclosed in its financial statements for the year ended December 31, 2006, that the Firm anticipates making contributions in 2007 of approximately $1.7 million. As of March 31, 2007, no contributions have been made.

NOTE E— STOCK INCENTIVE PLANS

In 1994, Kforce established the Employee Incentive Stock Option Plan that allowed the issuance of Incentive Stock Options. The Employee Incentive Stock Option Plan was subsequently amended in 1996 to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock. The Employee Incentive Stock Option Plan expired in March, 2005.

During 1995, Kforce established the Non-Employee Director Stock Option Plan, which authorized the issuance to non-employee directors of options to purchase common stock. The Non-Employee Director Stock Option Plan expired in October, 2005.

On June 20, 2006, at the annual meeting of the shareholders of Kforce, the shareholders approved the Stock Incentive Plan. The Stock Incentive Plan was previously adopted by the board of directors on April 28, 2006, subject to the approval of the shareholders of Kforce. The aggregate number of shares of common stock that may be subject to awards under the Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. The awards under this plan may be in the form of Options, Stock Appreciation Rights (“SARS”), Performance Accelerated Restricted Stock (“PARS”), Restricted Stock or other equity instruments. The Stock Incentive Plan terminates on April 28, 2016.

A summary of Kforce’s stock incentive award activity for the quarter ended March 31, 2007 is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	STOCK INCENTIVE PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF AWARDS GRANTED	TOTAL INTRINSIC VALUE OF OPTIONS EXERCISED
Outstanding as of December 31, 2006	4,169	143	60	4,372	$10.55
Options granted	—	—	20	20	$12.66	$8.69
Options exercised	(64)	—	—	(64)	$8.48		$343
Options forfeited	(20)	—	—	(20)	$11.64
SARS granted			469	469	$12.66	$7.53
PARS granted			309	309		$13.33
Restricted Stock granted			65	65		$12.73

Outstanding as of March 31, 2007	4,085	143	923	5,151	$10.02

Expected to vest as of March 31, 2007	—	—	923	—

Exercisable at March 31, 2007	4,085	143	—	4,228	$10.56

Stock Options and Stock Appreciation Rights

During the first quarter of 2007, Kforce granted 20 options. The options vest 100% three years from the date of issuance. Kforce recorded $55 of compensation expense during the three months ended March 31, 2007 related to options outstanding.

The valuation of options granted was based upon a Black Scholes model utilizing the following assumptions: dividend yield of 0.0%, risk free rates of 4.9% for options granted, weighted average expected option terms ranging from 3.0 to 6.9 years, and volatility factors ranging from 71% to 74%.

Options expire ten years from the date of grant. Kforce issues new shares upon exercise of options.

During the first quarter of 2007, Kforce granted 469 SARS. The SARS vest 100% three years from the date of issuance, and vesting is accelerated if the stock price exceeds the stock price at the date of grant by 30% for ten days. SARS are expensed over the derived service period of 1.78 years. Kforce recorded $496 of compensation expense during the three months ended March 31, 2007 related to the 2007 issuance of SARS.

The valuation of SARS granted was based upon a Black Scholes valuation model utilizing the following assumptions: dividend yield of 0.0%, risk free rates of 4.5% for options granted, weighted average holding period of 3.2 years after the derived service period of 1.8 years and a volatility factor of 67%. The derived service period was determined using a lattice model.

The following tables summarize information about stock options and SARS:

		OPTIONS AND SARS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT MARCH 31, 2007 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000—$ 3.150	18	3.6	$2.41	$213
$ 3.151—$ 6.300	768	4.6	4.90	6,810
$ 6.301—$ 9.450	1,322	4.0	8.08	7,524
$ 9.451—$12.600	934	7.4	11.05	2,537
$12.601—$15.750	1,449	5.0	13.77	717
$15.751—$18.900	2	0.7	18.06	—
$18.901—$22.050	1	0.6	20.63	—
$22.051—$25.200	208	0.8	22.38	—
$25.201—$28.350	75	1.1	27.81	—

	4,777	4.9	10.79	$17,801

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT MARCH 31, 2007 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000—$ 3.150	18	2.41	$213
$ 3.151—$ 6.300	768	4.90	6,810
$ 6.301—$ 9.450	1,322	8.08	7,524
$ 9.451—$12.600	874	10.97	2,443
$12.601—$15.750	960	14.34	174
$15.751—$18.900	2	18.06	—
$18.901—$22.050	1	20.63	—
$22.051—$25.200	208	22.38	—
$25.201—$28.350	75	27.81	—

	4,228	10.56	$17,164

Restricted Stock and Performance Accelerated Restricted Stock

During the quarter ended March 31, 2007, Kforce granted 65 shares of restricted stock and 309 shares of PARS to certain members of senior management. The restricted stock has a six year vesting period. The PARS have a six year vesting period and vesting is accelerated if the stock price exceeds the stock price at the date of grant by 50% for ten days. Restricted stock is expensed over the six year vesting period. PARS are expensed over the derived service period, which was determined using a lattice model, of 4.0 years.

The value of restricted stock and PARS is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. Kforce recorded $270 of compensation expense during the three months ended March 31, 2007 related to the 2007 issuance of Restricted Stock and PARS.

As of March 31, 2007, there was $8,189 of unrecognized compensation expense related to the 923 shares of non-vested options, SARS, PARS and restricted stock.

NOTE F – UNCERTAIN INCOME TAX POSITIONS

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The adoption of FIN 48 has not resulted in Kforce recognizing any increase or decrease in liability for unrecognized tax benefits at January 1, 2007. The balance of unrecognized tax benefits at January 1, 2007, is $877. The entire amount of these unrecognized tax benefits, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. Kforce has no unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate.

Kforce recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on January 1, 2007, Kforce had recorded $181 for interest and penalties related to purchase business combinations.

During the quarter ended March 31, 2007, Kforce did recognize $243 of unrecognized tax benefits that resulted in a decrease to goodwill at March 31, 2007, related to a prior purchase business combination. Kforce also settled a state examination in the amount of $131 that resulted in a decrease in liability for unrecognized tax benefits.

Kforce and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various states. One of Kforce’s subsidiaries files in a foreign jurisdiction. With few exceptions, Kforce is no longer subject to federal, state and local, or non-U.S income tax examinations by tax authorities for years before 2002.

NOTE G – GOODWILL

In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce completed an annual test for goodwill impairment as required and found no impairment existed at December 31, 2006.

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

In accordance with SFAS 141, “Business Combinations” Kforce assigned $3,180 to customer relationships, $894 to government contracts, $180 to trademarks with known useful lives, $3,220 to trademarks with indefinite lives, $105 to knowledge bases and $34 related to non-compete agreements in the acquisition of PCCI (Note H). Kforce has also preliminarily assigned $11,960 to customer relationship and contracts, $182 to non-compete agreements, and $54 to employment agreements related to the acquisition of Bradson Corporation (“Bradson”) (Note H). The remaining value of intangible assets relates to customer lists and non-compete agreements acquired in prior years. Kforce utilized an income approach to value the above intangible assets that involved discounting the expected cash flows resulting from the utilization of the assets to their present value using the appropriate discount rate. In the above valuations, Kforce utilized weighted average costs of capital ranging from 13.4 to 15.2 percent, capital costs of working capital of 3.9 to 4.0 percent, capital costs of other tangible assets of 3.8 to 9.0 percent and capital costs of various intangible assets of 13.4 to 16.0 percent. Accumulated amortization on intangible assets from acquisitions was $12,607 and $11,096 as of March 31, 2007 and December 31, 2006, respectively. Amortization expense on intangible assets from acquisitions for the three months ended March 31, 2007 and 2006 was $1,511 and $1,023, respectively. For existing intangible assets from acquisitions, amortization expense for 2007, 2008, 2009, 2010 and 2011 will be $5,653, $3,952, $2,103, $1,558 and $1,223, respectively.

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the year ended December 31, 2006 and the quarter ending March 31, 2007:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Balance as of December 31, 2005	$92,611	$19,864	$12,529	$—	$125,004
Goodwill acquired during the year—PCCI	32,814	—	—	7,408	40,222
Goodwill acquired during the year—Bradson	—	—	—	51,908	51,908
Adjustment to Vista Goodwill	5,205	—	—	—	5,205
Adjustment to Hall Kinion Goodwill	(32)	(5)	—	—	(37)

Balance as of December 31, 2006	$130,598	$19,859	$12,529	$59,316	$222,302
Adjustment to Hall Kinion Goodwill	(205)	(38)	—	—	(243)
Adjustment to PCCI Goodwill (discussed in Note H)	(181)	—	—	(40)	(221)
Adjustment to Bradson Goodwill (discussed in Note H)	—	—	—	2	2

Balance as of March 31, 2007	$130,212	$19,821	$12,529	$59,278	$221,840

On February 1, 2005, Kforce completed the acquisition of substantially all of the assets of VistaRMS, Inc. (“Vista”), a privately-held company based in Herndon, Virginia. As consideration for the purchase, Kforce issued 2,348 shares of Kforce stock of which 1,233 shares were held in escrow under the terms of the agreement. As of December 31, 2005, 450 shares remained in escrow under the terms of the agreement. On February 2, 2006, 225 of the 450 shares remaining in escrow were issued under the terms of the agreement resulting in a $2,602 increase in goodwill. On August 1, 2006, the remaining shares in escrow were issued under the terms of the agreement resulting in a $2,603 increase in goodwill.

On June 7, 2004, Kforce acquired 100% of the outstanding common stock of Hall, Kinion and Associates Inc. and its subsidiaries (“Hall Kinion”). Kforce recorded an adjustment to the assets acquired of $37 in 2006 due to changes to the net deferred tax assets realized in 2006 decreasing goodwill by $37. Kforce recorded an adjustment to the assets acquired of $243 in 2007 due to changes to the accrued tax liabilities realized in 2007 decreasing goodwill by $243.

NOTE H – ACQUISITIONS

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000 (the “Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. During the quarter ended September 30, 2006, to satisfy adjustments to the purchase price, $371 of escrow was returned to Kforce, and $629 was released to PCCI from escrow, as provided for in the Merger Agreement discussed above. The remaining $5,000 of the escrow deposit is available to satisfy indemnification obligations of PCCI until the expiration of the escrow period on March 31, 2007, and has been included in other assets, net on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), produced revenue of approximately $95 million in technology staffing and the federal government IT services sector during the 12 months ended January 31, 2006. Approximately 35% of that revenue was generated in the government sector. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the federal government and commercial sectors. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Kforce recorded an adjustment to the transaction costs of $221 in 2007 due to changes in the deferred tax liability estimates decreasing goodwill by $221.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$40,001
Acquisition intangibles	4,393
Trademarks	3,220
Net assets acquired	11,311

Total purchase price	$58,925

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$18,424
Other assets	1,521
Income taxes receivable	3,135

Total assets acquired	23,080

Current liabilities	10,755
Income taxes payable	842
Deferred tax liability	172

Total liabilities assumed	11,769

Net assets acquired	$11,311

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

The $40,001 of remaining excess purchase price has been assigned to goodwill. $32,633 of goodwill has been allocated to the Technology reporting unit and $7,368 of goodwill has been allocated to the Government reporting unit. This goodwill is not deductible for tax purposes.

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

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73,000 (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4,000 in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility. On October 2, 2006, KGH placed into escrow $5,000 of the total Purchase Price to secure Bradson’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. KGH, Bradson, and the shareholders have made certain customary representations, warranties and covenants in the Stock Purchase Agreement. Kforce is a party to the Stock Purchase Agreement as a guarantor of the performance of all obligations of KGH, including all obligations to make the payments of the Purchase Price to the shareholders. The results of Bradson’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. Kforce recorded an adjustment to the transaction costs of $2 in 2007 due to the payment of professional fees related to acquisition of Bradson increasing goodwill by $2.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$51,910
Acquisition intangibles	12,196
Net assets acquired	4,190

Total purchase price	$68,296

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$907
Accounts receivable	4,745
Furniture and equipment	174
Other assets	389

Total assets acquired	6,215

Current liabilities	1,936
Long-term liabilities	18
Accrued taxes	71

Total liabilities assumed	2,025

Net assets acquired	$4,190

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

The $51,910 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Government reporting unit. A Section 338(h)(10) election under the Internal Revenue Code of 1986 was jointly made for the acquisition of Bradson and therefore the goodwill related to this acquisition is deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed, as Kforce has not completed the valuation of intangible assets acquired.

NOTE I — SEGMENT ANALYSIS

Kforce reports segment information in accordance with SFAS 131, “Disclosures about Segments of Enterprise and Related Information”, which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operational decisions and addressing performance as the source of determining Kforce’s reportable segments. Kforce’s internal reporting follows its four functional service offerings: Tech, FA, HLS and Government.

Historically, and through March 31, 2007, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	TECHNOLOGY	FINANCE AND ACCOUNTING	HEALTH AND LIFE SCIENCES	GOVERNMENT SOLUTIONS	TOTAL
Three months ended March 31:
2007
Net service revenues
Flexible billings	$116,931	$50,881	$50,974	$14,270	$233,056
Search fees	7,535	10,650	1,067	—	19,252

Total revenue	$124,466	$61,531	$52,041	$14,270	$252,308

Gross profit	$40,198	$26,999	$15,818	$5,426	$88,441
2006
Net service revenues
Flexible billings	$98,586	$52,888	$48,596	$5,442	$205,512
Search fees	5,490	10,113	1,183	—	16,786

Total revenue	$104,076	$63,001	$49,779	$5,442	$222,298

Gross profit	$30,977	$26,229	$15,114	$1,682	$74,002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Who We Are

We are a national provider of professional and technical specialty staffing services and solutions. At March 31, 2007, we operated 70 field offices in 41 markets and we currently provide services in all 50 states and the District of Columbia through these offices or from our headquarters in Tampa, Florida. We also have a field office in the Philippines as a result of our offshore outsourcing solutions. We provide our clients staffing and solution services through four business segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“Government”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters. Substantially all the services of our Government segment are sold and delivered through contracts with federal government agencies by field offices located in the Washington, D.C. metropolitan area. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services such as payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

Kforce is focused on providing staffing services and solutions to our clients. Our staffing services include flexible staffing and solution services (“Flex”) and search services (“Search”). Kforce anticipates continued growth which may be organic and/or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial. Acquisitions entail significant risks which are described below.

Flex

Through Flex, we provide clients with qualified individuals (“consultants”) on a temporary basis with the appropriate skills and experience, when it is determined it is “the right match.” To be successful, our employees (“associates”) endeavor to: (1) understand the clients’ needs; (2) determine and understand the capabilities of the consultants being recruited; and (3) deliver and manage the client-consultant relationship to the satisfaction of both the clients and the consultants. Typically, the better job Kforce and our consultants do, the longer the assignments last and the more often those clients turn to Kforce for additional needs.

Flex revenue also includes solutions provided through our Government segment. This revenue involves providing longer term contract services to the customer primarily on a time and materials basis.

The Flex business comprised 92.4% of our revenues for the quarter ended March 31, 2007. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 7.6% of revenues for the quarter ended March 31, 2007.

Our Industry

We serve Fortune 1000 companies and the federal government, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 18.4% of revenues as of March 31, 2007. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 22% of the applicable market and that no single firm has larger than an approximate 4% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of approximately $81 billion in 2004, $107 billion in 2005, and $119 billion in 2006. While no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular, we believe that sustained economic growth will stimulate continued demand for substantial additional U.S. workers or, conversely, an economic slowdown will cause demand for additional U.S. workers to contract, and that Flex demand generally increases before demand for permanent placements increases. We also believe that our three areas of functional focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing may become a higher percentage of total jobs, particularly in the professional, technical and government areas. We also believe that the Government segment will have more stable growth during variable economic cycles due to the growth of the federal agencies that are customers of Kforce and also partially due to the use of outsourced labor by many government agencies to replace employees who are retiring. In our opinion, the recent positive trends in our operating results, which we believe have been enhanced by the streamlining of our operations and centralizing of certain support functions, have positioned Kforce well for the future.

There can be no assurance that customer demand or pricing in Kforce’s specialty staffing or government solutions sectors will continue to steadily grow. In addition, Kforce has a number of competitors that are increasingly utilizing a lower-priced staffing preferred-vendor model (VOP/VMS). Also, competition for skilled candidates, such as finance and accounting candidates, has increased. Each of these factors, among others, may impact the future growth and profitability of Kforce.

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., a Delaware corporation (“PCCI”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI, H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60 million (the “Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On March 31, 2007, $5 million of the purchase price remained in escrow to secure PCCI’s indemnification obligations.

As of May 8, 2007, $4.6 million of the $5.0 million escrow had been released to PCCI. The remaining $0.4 million in escrow is subject to an indemnity claim filed by Kforce with the escrow agent, for certain claims as provided for under the Merger Agreement and the related Escrow and Exchange Agent Agreement.

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

Acquisition of Bradson Corporation

On October 1, 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation (“Bradson”), a Rhode Island corporation, Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce (“KGH”), Ronald M. Bradley individually and on behalf of the other shareholders, Barbara J. Lewis and David M. Halstead.

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

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. Such highlights are as follows:

•	Revenue continued its steady growth into the first quarter of 2007, with sequential growth of 3.8% over the fourth quarter of 2006 and growth of 13.5% over the first quarter of 2006.

•	Search revenue improved 14.7% from the first quarter of 2006 and 13.8% sequentially, and represented 7.6% of Kforce’s net service revenue for the quarter.

•	Gross profit margins have increased 5.3% over the 33.3% gross profit margin achieved during the first quarter of 2006.

•

Operating expenses decreased to 28.7% of revenues for the first quarter of 2007 versus 28.9% for the fourth quarter of 2006, and increased from 28.3% for the first quarter of 2006. The increase in the first quarter of 2007 compared to the first quarter of 2006 is due mainly to higher compensation expense related to investments in sales associates to increase firm capacity.

•

We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 41.5 days and an allowance for doubtful accounts and fallouts of 2.1%.

•	Kforce’s stock price on the NASDAQ National Market increased 13.1% from $12.17 on December 29, 2006, to $13.77 at March 30, 2007.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 2.1% as of March 31, 2007 and 2.0% as of December 31, 2006. As of March 31, 2007, no single client has a receivable balance greater than 3.3% of total accounts receivable, and the largest ten clients represent approximately 17.3% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially and adversely impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Taxes

The total tax provision recorded during the year ended December 31, 2006 was $20.5 million, after a $0.9 million benefit recorded as a result of the reversal of a deferred tax asset valuation allowance. This tax provision resulted from Kforce earning income before income taxes totaling $53.0 million, the reversal of the deferred tax asset valuation allowance discussed above and an effective tax rate before the reversal of the deferred tax asset valuation allowance of 40.2%. At December 31, 2006, Kforce had a remaining valuation allowance of $0.5 million to offset certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

For the quarter ended March 31, 2007, Kforce has recorded an income tax provision of $5.7 million which includes a current income tax provision of $2.1 million and a deferred income tax provision of $3.6 million because of the availability of federal and state NOLs. At March 31, 2007, Kforce continues to carry a valuation allowance of $0.5 million which was discussed above.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with generally accepted accounting principles. The annual assessments found that no impairment existed for the years ended December 31, 2006 or 2005. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for Kforce are Tech, FA, HLS, and Government. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. Kforce had goodwill of $221.8 million at March 31, 2007.

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

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (other than goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at March 31, 2007 of $13.2 million, $9.5 million, and $22.7 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

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

Stock Based Compensation

Kforce accounts for stock based compensation under the provisions of Statement of Financial Accounting Standards (SFAS) 123R “Share-Based Payment” (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments that do not vest.

Self-Insurance

Kforce offers employee benefits programs, including workers compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250,000 for each workers compensation claim and up to $250,000 annually for each health insurance participant, for which it is not insured. These self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported. Kforce believes that its estimation processes are adequate and its estimates in these areas have consistently been similar to actual results. However, estimates in this area are highly subjective and future results could be materially different.

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

Accrued Bonuses

Kforce pays bonuses to certain executive management, field management and corporate employees based on, or after giving consideration to, a variety of measures of quarterly and annual performance. Executive and corporate bonuses are accrued during the year for payment near year end, based in part upon anticipated annual results compared to annual budgets. Field management bonuses are a component of approved compensation plans which specify individual incentive target levels based on actual results. Variances in revenue, gross margin, sales, general and administrative expenses or net income at a consolidated, segment or individual manager level can have a significant impact on the calculations and therefore the estimates of the required accruals. Accordingly, the actual earned bonuses may be materially different from the estimates used to determine the quarterly accruals.

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

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the first quarter of 2007. In comparison with the first quarter of 2006, Kforce experienced significant increases in revenues, gross profit and gross profit as a percentage of revenues; and a strong improvement in income before income taxes in the first quarter of 2007. Selling, general and administrative expenses as a percentage of revenues increased slightly as compared to the first quarter of 2006, due mostly to higher compensation expense as a result of increases in associate headcount throughout 2006 to increase capacity and leverage our business model. In addition, both the Flex and Search components of our revenues have shown growth throughout 2006 and 2007; however, it remains difficult to predict whether there will be continued steady growth in our Search business.

We believe the key components of our recent success were the initiatives undertaken during the last several years to restructure both our back office and field operations. The results of these efforts have increased operating efficiencies, thereby lowering our break-even level and enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. Also important to our future growth is our tested acquisition integration strategy. Having substantially completed the integration of four major acquisitions over the last three years, we believe that we have built a repeatable model that can allow us to integrate future acquisitions quickly, if we have the opportunity.

The acquisition of PCCI, effective January 31, 2006, and Bradson, effective October 1, 2006, continues to impact our financial results and business drivers. As a result of the integration, revenues and costs contributed by the acquisition of PCCI’s commercial business were merged into the Kforce’s Tech business segment, making it not possible to accurately estimate the impact of the acquired businesses on Kforce’s Tech revenues and margins. We have segregated the revenue and gross margin for government business contributed by the acquisition of PCCI and Bradson in the Government reporting segment. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and gross profit is growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on flex revenues for the Tech and Government segments. Search business and the FA and HLS segments were not materially affected by the acquisitions. Kforce believes a portion of the increase in SG&A, during the first quarter of 2006, is attributable to non-recurring integration expenses, transaction-related charges and temporary duplicate expenses related to the acquisition of PCCI.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended March 31,
	2007	2006
Net Service Revenue by Segment:
Tech	49.3%	46.8%
FA	24.4	28.3
HLS	20.6	22.4
Government	5.7	2.5

Net service revenues	100.0%	100.0%

Revenue by Time:
Flex	92.4%	92.4%
Search	7.6	7.6

Net service revenues	100.0%	100.0%

Gross profit	35.1%	33.3%
SG&A	27.3%	27.2%
Depreciation and amortization	1.4%	1.1%
Income before taxes	5.8%	4.6%
Net income	3.5%	2.7%

Results of Operations for each of the Three Months Ended March 31, 2007 and 2006.

Net service revenues. Net service revenues increased 13.5% to $252.3 million for the three months ending March 31, 2007, as compared to $222.3 million for the same period in 2006. The increase was comprised of a $2.5 million increase in Search fees and a $27.5 million increase in Flex revenues for the three months ended March 31, 2007, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2007 Revenue	$116,931	$7,535
2006 Revenue	$98,586	$5,490
Percent Increase	18.6%	37.2%
FA
2007 Revenue	$50,881	$10,650
2006 Revenue	$52,888	$10,113
Percent Increase	(3.8)%	5.3%
HLS
2007 Revenue	$50,974	$1,067
2006 Revenue	$48,596	$1,183
Percent Increase	4.9%	(9.8)%
Government
2007 Revenue	$14,270	—
2006 Revenue	$5,442	—
Percent Increase	162.2%	—

Flexible Billings. Flex revenues in the FA segment decreased 3.8% compared to the quarter ended March 31, 2006. The decrease in Flex revenue for FA year over year was primarily due to a decline in mortgage related business as well as a business model focused on longer term assignments and higher margin business. Tech, HLS and Government grew by 18.6%, 4.9% and 162.2%, respectively, compared to the quarter ended March 31, 2006. The primary drivers of Flex billings are the number of hours billed and bill rate per hour. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Continued economic growth and our focus on pricing and customer profitability contributed to the increase in the average bill rate per hour from $48.69 during the quarter ended March 31, 2006 to $52.47 during the quarter ended March 31, 2007.

Total hours billed increased 5.1% to 4.3 million hours for the three months ended March 31, 2007 from 4.1 million hours for the same period in 2006. Flex hours billed for the three months ended March 31, 2007 and 2006 by segment, were as follows:

	2007	2006	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,795	1,561	15.0%
FA	1,441	1,581	(8.9)
HLS	947	931	1.7
Government	164	64	155.8

Total Hours Billed	4,347	4,137	5.1%

Billable expenses increased for the three months ended March 31, 2007 for HLS and Tech and decreased for FA, as compared to the same periods in 2006. The changes in HLS, Tech and FA are attributable to increases or decreases in project work. The increase in Government is attributable to the acquisition of Bradson in the fourth quarter of 2006. Flex billable expenses included in revenue, by segment, for the three months ended March 31 were:

	2007	2006	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,021	602	69.5%
FA	117	121	(2.6)
HLS	3,853	3,332	15.6
Government	104	60	73.0%

Total Billable Expenses	5,095	4,115	23.8%

Search Fees. The increase in Search fees is primarily attributable to an increase in the average placement fee and an increase in the total number of placements. Total placements increased 13.2% to 1,457 for the three months ended March 31, 2007, from 1,287 for the same period in 2006. The average placement fee increased 1.4% to $13,217 for the three months ended March 31, 2007 from $13,040 for the same period in 2006. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 19.5% to $88.4 million for the three months ended March 31, 2007, respectively, from $74.0 million for the same period in 2006. Gross profit as a percentage of net service revenues increased to 35.1% for the three months ended March 31, 2007, respectively, as compared to 33.3% for the same period in 2006.

The increase in gross profit is primarily attributable to increases in volume for Search and Flex, an overall increase in the spread between bill rate and pay rate for flexible personnel (“Flex Rate”) and an increase in the average Search placement fee for the three months ended March 31, 2007 as compared to the same period in 2006. The increase in Flex gross profit for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was $12.0 million, resulting from a $3.3 million increase in volume and a $8.7 million increase in Flex Rate. The increase in Search gross profit of $2.4 million for the three months ended March 31, 2007, compared to the same period in 2006, was comprised of a $1.9 million increase in volume and a $0.5 million increase in rate for the three months.

Changes in total gross profit percentage by segment for the three months ended March 31, 2007 were as follows:

	2007	2006	Increase
Three Months Ended
Tech	32.3%	29.8%	8.5%
FA	43.9	41.6	5.4
HLS	30.4	30.4	0.1
Government	38.0	30.9	23.0

Total	35.1%	33.3%	5.3%

The increase in total gross profit percentage for the three months ended March 31, 2007 as compared to the same period in 2006 was the result of increases in both Flex gross profit percentage and an increase in Search revenues as a percent of total revenues.

Flex gross profit, year over year, has seen continued overall improvement due to Kforce’s ability to manage bill rates over pay rates. The Flex Rate has improved throughout 2006, and has continued through the first quarter of 2007. Below is a table detailing Flex gross profit percentages for the three months ended March 31, by segment:

	2007	2006	Increase
Three Months Ended
Tech	27.9%	25.9%	8.1%
FA	32.1	30.5	5.4
HLS	28.9	28.7	0.9
Government	38.0	30.9	23.0

Total	29.7%	27.8%	6.6%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $68.9 million, for the three months ended March 31, 2007, as compared to $60.5 million for the same period in 2006. The increase in SG&A expense for the period ended March 31, 2007, as compared to the same period in the prior year, is primarily attributable to an increase in compensation costs to $55.5 million for the three months ended March 31, 2007, as compared to $46.6 million for the same period in 2006. Even with such increased costs, SG&A expenses as a percentage of net service revenues only increased to 27.3% in the three months ended March 31, 2007, compared to 27.2% for the same period in 2006, which we believe reflects the leverage and scalability of the business.

Total commissions, compensation, payroll taxes, and benefits costs were $55.5 million which represented 80.4% of total SG&A for the three months ended March 31, 2007, and $46.6 million or 77.1% of total SG&A for the same period in 2006. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. The increase in compensation expense is due primarily to investing in associate headcount in order to grow the business which has largely been offset by leveraging the firm’s assets and effectively using our streamlined and efficient back office. Additional increases are due to costs of payroll taxes, particularly unemployment taxes which have risen in recent years. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align the employee compensation with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity.

Depreciation and amortization. Depreciation and amortization increased 38.1% to $3.5 million for the three months ended March 31, 2007, compared to $2.5 million for the same period in 2006. The increase in expense for the period ended March 31, 2007, as compared to the same periods in 2006 was primarily due to amortization of intangible assets related to the PCCI and Bradson acquisitions and the amortization of capital leases related to computer hardware.

Kforce is in the process of developing new back office computer software, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and also, will improve customer service. Kforce has incurred implementation costs of $1.6 million and $287,000 during the three months ended March 31, 2007, and March 31, 2006, respectively, which were capitalized, and will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net increased 88.9% to $1.5 million for the three months ended March 31, 2007 from $0.8 million for the same period in 2006. The increase of $0.7 million was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisitions of PCCI and Bradson.

Income before taxes. Income before taxes for the three months ended March 31, 2007, increased to $14.5 million as compared to income before taxes of $10.2 million for the same period in 2006, as a result of the factors discussed above.

Income tax provision. For the quarter ended March 31, 2007, Kforce has recorded an income tax provision of $5.7 million, compared to an income tax provision of $4.2 million for the same period in 2006, which includes a current income tax provision of $2.1 million and a deferred income tax provision of $3.6 million, because of the availability of federal and state NOLs. At March 31, 2007, Kforce continues to carry a valuation allowance of $0.4 million to offset certain deferred tax assets, including certain deferred tax assets acquired from Hall Kinion, for which a “more likely than not” conclusion could not be reached. Kforce will continue to evaluate this conclusion on a quarterly basis.

Net income. Net income increased to $8.8 million for the three months ended March 31, 2007, as compared to $6.1 million for the same period in 2006, primarily as a result of the factors discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $0.6 million on March 31, 2007, a decrease of $1.0 million from the $1.6 million at year-end 2006. As further described below, Kforce generated $9.4 million of cash for operating activities, used $4.3 million of cash in investing activities and used $6.1 million from financing activities, during the three months ended March 31, 2007.

Operating Activities

During the three months ended March 31, 2007, cash flow provided by operations was approximately $9.4 million, resulting primarily from net income of $8.8 million, an increase in accounts payable and other accrued liabilities of $5.7 million, a deferred income tax provision of $3.6 million, depreciation and amortization of $3.5 million, and an increase in income taxes payable of $1.3 million, offset primarily by an increase in trade receivables of $16.9 million.

Kforce’s gross accounts receivable were $153.9 million at March 31, 2007, which was a $16.7 million increase from $137.2 million at the end of 2006. The majority of this increase is due to increased revenues. If we continue to experience revenue growth, we may need to finance increases in accounts receivable. Currently, significant capacity exists for this purpose under the Credit Facility as described below.

At March 31, 2007, Kforce had $74.1 million in positive working capital in addition to its $0.6 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 1.83 at March 31, 2007.

Investing Activities

During the three months ended March 31, 2007, cash flow used in investing activities was approximately $4.3 million. The primary driver for the use of cash in investing activities was capital expenditures which totaled $3.0 million and premiums paid for Kforce owned life insurance which totaled $1.3 million. These capital expenditures were primarily for new software development, field office growth and computer equipment refreshes. We expect anticipated capital expenditures for 2007 will increase from 2006 primarily as the result of plans to develop and implement new customer contracts management, time-entry, billing and possibly other software. We believe we have sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the three months ended March 31, 2007, cash flow used by financing activities was approximately $6.1 million resulting primarily from $5.9 million in net payments to our Credit Facility. In addition, Kforce received proceeds of $0.5 million from the exercise of stock options and repaid certain capital expenditure financing totaling $0.8 million.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Under the Credit Facility, Kforce increased its indebtedness under its existing $100 million revolving credit facility. Kforce’s maximum borrowings under the Credit Facility are now limited to $140 million, including a revolving loan tranche of up to $100 million (the “Revolving Loan Amount”), an additional revolving loan tranche (the “Additional Availability Amount”) of up to $25 million, and a $15 million sub-limit for letters of credit. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, plus the lesser amount of $25 million or 20% of the net amount of eligible accounts receivable, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of LIBOR plus 1.25% or Prime, and outstanding borrowings under the Additional Availability Amount bear interest at a rate of LIBOR plus 3% or Prime plus 1.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to .125% of the amount of each letter of credit issued, plus 1.25% per annum of the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Kforce was required to pay a closing fee of $372,000 upon entering into the Credit Facility and is also required to pay an annual administrative fee of $62,500. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements and is prohibited from making any dividend distributions. The Additional Availability Amount is reduced by $1.25 million per month beginning November 2006, until the Additional Availability Amount is entirely eliminated, which will result in its elimination no later than June 2008. The Credit Facility expires on November 3, 2011. Pursuant to the terms of Kforce’s Credit Facility, Kforce is prohibited from making payments of dividends.

On April 2, 2007, Kforce retired the Additional Availability Amount, thereby reducing the interest rate on outstanding debt to 6.6%.

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. At March 31, 2007, and May 8, 2007 we had repurchased approximately 20.7 million shares for $120.2 million under this plan. No shares have been repurchased during 2007. Therefore, approximately $14.8 million was available under the current board authorization as of March 31, 2007 and May 8, 2007. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

In addition to the $80.5 million and $76.0 million outstanding, the amounts available under the Credit Facility as of March 31, 2007 and May 8, 2007 were $37.3 million and $34.4 million, respectively.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of March 31, 2007:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$45,007	$10,482	$12,948	$8,034	$13,543
Capital leases	4,961	2,911	2,050	—	—
Credit facility	80,515	7,500	—	73,015	—
Interest payable – credit facility	22,582	5,314	9,638	7,630	—
Deferred compensation plan liability	12,708	606	974	225	10,903
Other debt	680	680	—	—	—

Total	$166,453	$27,493	$25,610	$88,904	$24,446

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

Obligations under the pension plan are not included in the contractual obligations table. The pension plan funding intention is to contribute amounts necessary to satisfy minimum pension funding requirements plus such additional amounts from time to time as are determined to be appropriate to improve the plan’s funded status.

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $6.3 million outstanding for facility lease deposits and workers compensation obligations.

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

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of March 31, 2006 the outstanding borrowings under the Revolving Loan bear interest at a rate of approximately 6.6% and outstanding borrowings under the Additional Availability Amount bear interest at a rate of approximately 8.35%. Given these rates and outstanding borrowings under the Revolving Loan of $73 million and outstanding borrowings under the Additional Availability Amount of $7.5 million, interest expense for the period of one year for the entire amount of the debt would be approximately $5.5 million. On April 2, 2007, the Additional Availability Amount of $7.5 million was retired; as a result, the interest rate on outstanding borrowings was reduced to a rate of approximately 6.6%. Kforce believes that effects of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $805,150 on our interest expense. Kforce does not engage in trading market risk sensitive instruments for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of Kforce’s Credit Facility, Kforce is prohibited from making payments of dividends. During the three months ended March 31, 2007, Kforce made no repurchase of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (7)

2.1a	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (7)

2.1b	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (5)

2.2	Agreement and Plan of Merger, dated January 17, 2006, by and among the Registrant, PCCI Holdings, Inc. and Trevose Acquisition Corporation, H.I.G. Pinkerton, Inc., William D. Pinkerton and Richard J. Quigley. (8)

2.3	Stock Purchase Agreement, dated October 1, 2006, by and among the Registrant, Bradson Corporation, Kforce Government Holdings, Inc., Ronald M. Bradley, Barbara J. Lewis and David M. Halstead. (9)

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (11)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.1a	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.2	Form of Stock Certificate. (1)

10.1	Second Amended and Restated Credit Agreement, dated October 2, 2006, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto. (10)

10.2	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.3	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(7)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Form 8-K/A (File No. 000-26058) filed January 23, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 2, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 3, 2006.
(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 8, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 2, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (7)

2.1a	Letter Amendment to Agreement and Plan of Merger, dated December 9, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (7)

2.1b	Letter Amendment to Agreement and Plan of Merger, dated December 31, 2003, by and among the Registrant, Novato Acquisition Corporation and Hall, Kinion & Associates, Inc. (5)

2.2	Agreement and Plan of Merger, dated January 17, 2006, by and among the Registrant, PCCI Holdings, Inc. and Trevose Acquisition Corporation, H.I.G. Pinkerton, Inc., William D. Pinkerton and Richard J. Quigley. (8)

2.3	Stock Purchase Agreement, dated October 1, 2006, by and among the Registrant, Bradson Corporation, Kforce Government Holdings, Inc., Ronald M. Bradley, Barbara J. Lewis and David M. Halstead. (9)

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (11)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.1a	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.2	Form of Stock Certificate. (1)

10.1	Second Amended and Restated Credit Agreement, dated October 2, 2006, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto. (10)

10.2	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.3	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(7)	Incorporated by reference to the Registrant’s Form S-4 (File No. 333-111566) filed December 24, 2003, as amended.
(8)	Incorporated by reference to the Registrant’s Form 8-K/A (File No. 000-26058) filed January 23, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 2, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 3, 2006.
(11)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.