Form 10-Q
period 2007-06-30
KFORCE  INC
filed 2007-08-01
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of August 1, 2007 the registrant had 41,437,344 shares of common stock, $.01 par value per share, issued and outstanding.

ITEM 1.	FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,322	$1,589
Trade receivables, net of allowance for doubtful accounts and fallouts of $3,648 and $2,715, respectively	152,170	134,453
Income tax refund receivable	2,183	1,067
Current deferred tax asset, net	8,759	8,892
Prepaid expenses and other current assets	5,352	4,453

Total current assets	169,786	150,454
Fixed assets, net	12,930	12,610
Other assets, net	34,293	32,993
Intangible assets, net	21,300	24,259
Goodwill	226,459	222,302

Total assets	$464,768	$442,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$29,974	$24,800
Accrued payroll costs	53,259	46,455
Credit facility – current portion	—	10,000
Other current debt	2,460	3,375
Income taxes payable	527	1,399

Total current liabilities	86,220	86,029
Long-term debt – credit facility	65,530	76,435
Long-term debt – other	2,027	2,084
Deferred tax liability non-current, net	5,295	1,004
Other long-term liabilities	17,777	15,141

Total liabilities	176,849	180,693

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 60,801 and 60,383 issued, respectively	608	604
Additional paid-in capital	306,829	300,485
Retained earnings	91,585	72,213
Treasury shares at cost; 19,403 and 19,451 shares, respectively	(111,103)	(111,377)

Total stockholders’ equity	287,919	261,925

Total liabilities and stockholders’ equity	$464,768	$442,618

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Flexible billings	$239,681	$216,727	$472,737	$422,239
Search fees	20,243	17,672	39,495	34,458

Net service revenues	259,924	234,399	512,232	456,697
Direct costs of services	165,806	153,472	329,673	301,768

Gross profit	94,118	80,927	182,559	154,929

Selling, general and administrative expenses	71,850	63,285	140,771	123,767
Depreciation and amortization	3,498	2,641	6,958	5,147

Income from operations	18,770	15,001	34,830	26,015

Other expense, net	1,256	1,035	2,780	1,842

Income before income taxes	17,514	13,966	32,050	24,173

Income tax expense	6,937	5,601	12,678	9,751

Net income	$10,577	$8,365	$19,372	$14,422

Earnings per share – Basic	$.26	$.21	$.47	$.36

Weighted average shares outstanding – Basic	41,193	40,036	41,093	39,572

Earnings per share – Diluted	$.25	$.20	$.46	$.34

Weighted average shares outstanding—Diluted	42,407	42,251	42,217	41,836

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2007
Common stock—shares:
Shares at beginning of period	60,383
Exercise of stock options	418

Shares at end of period	60,801

Common stock—par value:
Balance at beginning of period	$604
Exercise of stock options	4

Balance at end of period	$608

Additional paid in-capital:
Balance at beginning of period	$300,485
Exercise of stock options	3,263
Tax benefit attributable to options exercises	1,148
Stock based compensation	1,620
Employee stock purchase plan	313

Balance at end of period	$306,829

Retained earnings:
Balance at beginning of period	$72,213
Net income	19,372

Balance at end of period	$91,585

Treasury stock—shares:
Shares at beginning of period	19,451
Employee stock purchase plan	(48)

Shares at end of period	19,403

Treasury stock—cost:
Balance at beginning of period	$(111,377)
Employee stock purchase plan	274

Balance at end of period	$(111,103)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	SIX MONTHS ENDED
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$19,372	$14,422
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	4,645	9,514
Depreciation and amortization	6,958	5,147
Stock based compensation	1,620	563
Provision for bad debts on accounts receivable and fallouts	1,121	25
Supplemental Executive Retirement Plan pension expense	880	—
Amortization of alternative long-term incentive award	938	456
Deferred compensation expense, net	935	88
Tax benefit attributable to option exercises	1,148	—
Excess tax benefit attributable to options and restricted stock	(716)	(3,953)
Gain on cash surrender value of company owned life insurance	(1,113)	(305)
Gain on asset sales/disposals	(422)	(7)
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables	(18,838)	(14,633)
Prepaid expenses and other current assets	(899)	(2,685)
Income tax refund receivable	(1,116)	(339)
Other assets, net	853	310
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	5,475	(491)
Accrued payroll costs	7,392	3,301
Income taxes payable	(875)	(815)
Other long-term liabilities	(116)	(147)

Cash provided by operating activities	27,242	10,451

Cash flows used by investing activities:
Acquisitions, net of cash received	(31)	(64,644)
Capital expenditures	(6,696)	(2,506)
Premiums paid for company owned life insurance	(2,040)	(1,992)
Cash proceeds from sale of assets	515	58

Cash used in investing activities	(8,252)	(69,084)

Cash flows from financing activities:
Proceeds from bank line of credit	143,232	189,193
Payments on bank line of credit	(164,137)	(176,193)
Proceeds from exercise of stock options	3,267	9,518
Excess tax benefit attributable to options and restricted stock	716	3,953
Payment of capital expenditure financing	(2,335)	(1,179)
Repurchase of common stock	—	(2,928)

Cash (used in) provided by financing activities	(19,257)	22,364

Decrease in cash and cash equivalents	(267)	(36,269)

Cash and cash equivalents at beginning of period	1,589	37,104

Cash and cash equivalents at end of period	$1,322	$835

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$8,675	$3,015
Interest, net	$2,979	$1,351

	SIX MONTHS ENDED
	June 30, 2007	June 30, 2006
Non-Cash Transaction Information:
Issuance of stock in acquisition	$—	$2,602
Tax benefit from disqualifying dispositions of stock options	$—	$5,050
Employee stock purchase plan	$587	$1,006
Equipment acquired under capital lease	$1,363	$1,113

Cash used in connection with acquisitions, net:
Transaction costs, net of escrow funds not included in purchase price	$(31)	$(58,412)
Escrow funds not included in purchase price	—	(6,000)
Cash overdraft received in acquisition	—	(232)

Total cash used in connection with acquisitions	$(31)	$(64,644)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and subsidiaries provides professional staffing services and solutions in 67 locations in 41 markets in the United States and one location in Manila, Philippines. Kforce provides its customers staffing and solution services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”), and Government Solutions (“Government”). Kforce provides flexible staffing services and solutions (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. Kforce serves clients from the Fortune 1000 and the federal government, as well as local and regional, small to mid-size companies.

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

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write offs. Kforce performs an ongoing analysis of factors including recent write off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients in establishing this reserve. The allowance as a percentage of gross accounts receivable was 2.3% as of June 30, 2007. No single client had a receivable balance greater than 2.7% of the total accounts receivable and the top ten clients represent approximately 16.4% of the total accounts receivable balance.

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

Income Taxes. Kforce accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The excess tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options and employees’ dispositions of shares obtained from non-qualifying stock options are reflected as increases in additional paid-in capital.

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

Goodwill and Intangible Assets. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. On December 31, 2006, Kforce completed a valuation of its four reporting units which consist of FA, Tech, HLS, and Government. The results of that valuation indicated that the fair value of each of Kforce’s reporting units exceeded the carrying values of those reporting units. Therefore, Kforce concluded that there was no impairment of goodwill. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements, customer lists, contractual relationships, customer contracts and trademarks with a known useful life. Intangible assets, primarily non-compete agreements, customer lists, contractual relationships, customer contracts and trademarks, are amortized over their estimated period of benefit, generally ranging from one to ten years. Kforce also has allocated a portion of the purchase price of Hall, Kinion and Associates, Inc. (“Hall Kinion”) to the OnStaff trade name, and a portion of the purchase price of PCCI Holdings, Inc. (“PCCI”) to certain PCCI trademarks. The trade name and certain trademarks have been determined to have an indefinite life and are not being amortized. Accumulated amortization on intangible assets was $14,055 and $11,096 as of June 30, 2007 and December 31, 2006, respectively. Amortization expense on intangible assets was $1,448 and $2,959 for the three and six months ended June 30, 2007 and $1,127 and $2,150 for the same periods in 2006, respectively. For existing intangible assets from acquisitions, the estimated aggregate amortization expense for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 will be $5,653, $3,952, $2,103, $1,558 and $1,223, respectively.

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

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of the projects under the principles of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $2,516 and $4,102 during the three and six months ended June 30, 2007.

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

Stock Based Compensation. In December of 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, “Share-Based Payment” (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On January 1, 2006, Kforce adopted SFAS 123R using the modified prospective method, and the adoption of this standard did not have a material impact on Kforce’s consolidated financial statements because all of Kforce’s outstanding stock options were fully vested as of December 31, 2005.

Pension and Postretirement Benefits Accounting. In December of 2006, FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires Kforce to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, salary increases, health care cost trends, and longevity and service lives of employees. Management reviews and updates these assumptions periodically. In accordance with SFAS 158, Kforce recognized the underfunded status of its pension and post retirement plans as a liability in its Consolidated Balance Sheet. See Note E – Pension Plan and Other Post Retirement Benefits, for additional information about Kforce’s pension and post retirement plans.

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

Options to purchase 742 and 757 shares of common stock for the three months ended June 30, 2007 and 2006, respectively, and options to purchase 797 and 1,206 shares of common stock for the six months ended June 30, 2007 and 2006, respectively, were not included in the computations of diluted earnings per share because these options were anti-dilutive. The dilutive effect of options to purchase 3,176 and 3,730 shares of common stock and 848 and 213 shares of restricted stock are included in the computations of diluted earnings per share for the three months ended June 30, 2007 and 2006, respectively. The dilutive effect of options to purchase 3,121 and 3,280 shares of common stock and 848 and 213 shares of restricted stock are included in the computations of diluted earnings per share for the six months ended June 30, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

In June of 2006, FASB issued FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is measuring the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Kforce adopted FIN 48 effective January 1, 2007, the adoption of this standard did not have a material impact on Kforce’s consolidated financial statements.

In September of 2006, FASB issued SFAS 157, “Fair Value Measurements,” (“SFAS 157”) This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Kforce is currently evaluating the impact of this standard on its financial condition, results of operations and cash flows.

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

NOTE B – GOODWILL AND OTHER INTANGIBLE ASSETS

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

Other intangible assets consist of customer relationships, trademarks, and non-compete agreements. Accumulated amortization on intangible assets was $14,055 and $11,096 as of June 30, 2007 and December 31, 2006, respectively. Amortization expense on intangible assets was $1,448 and $2,959 for the three and six months ended June 30, 2007 and $1,127 and $2,150 for the same periods in 2006, respectively. The estimated aggregate amortization expense for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 will be $5,653, $3,952, $2,103, $1,558 and $1,223, respectively.

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the year ended December 31, 2006 and the quarter ending June 30, 2007:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Balance as of December 31, 2005	$92,611	$19,864	$12,529	$—	$125,004
Goodwill acquired during the year—PCCI	32,814	—	—	7,408	40,222
Goodwill acquired during the year—Bradson	—	—	—	51,908	51,908
Adjustment to Vista Goodwill	5,205	—	—	—	5,205
Adjustment to Hall Kinion Goodwill	(32)	(5)	—	—	(37)

Balance as of December 31, 2006	$130,598	$19,859	$12,529	$59,316	$222,302
Adjustment to Hall Kinion Goodwill	(205)	(38)	—	—	(243)
Adjustment to PCCI Goodwill (discussed in Note C)	3,563	—	—	804	4,367
Adjustment to Bradson Goodwill (discussed in Note C)	—	—	—	33	33

Balance as of June 30, 2007	$133,956	$19,821	$12,529	$60,153	$226,459

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

NOTE C – ACQUISITIONS

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000 (the “Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. During the quarter ended September 30, 2006, to satisfy adjustments to the purchase price, $371 of escrow was returned to Kforce, and $629 was released to PCCI from escrow, as provided for in the Merger Agreement discussed above. On April 4, 2007 Kforce released $4,647 of the $5,000 to PCCI. The remaining $353 in escrow is subject to an indemnity claim filed by Kforce with the escrow agent, for certain claims as provided for under the Merger Agreement and the related Escrow and Exchange Agent Agreement. Kforce recorded an adjustment to goodwill of $4,367 in 2007 due to changes in the deferred tax liability estimates of $280 and distributions from escrow of $4,647.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), produced revenue of approximately $95,000 in technology staffing and the federal government IT services sector during the 12 months ended January 31, 2006. Approximately 35% of that revenue was generated in the government sector through primarily prime contract relationships. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the federal government and commercial sectors. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$44,589
Acquisition intangibles	4,393
Trademarks	3,220
Net assets acquired	11,533

Total purchase price	$63,735

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$18,424
Other assets	1,521
Income taxes receivable	3,135

Total assets acquired	23,080

Current liabilities	10,533
Income taxes payable	842
Deferred tax liability	172

Total liabilities assumed	11,547

Net assets acquired	$11,533

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

The $44,589 of remaining excess purchase price has been assigned to goodwill. $36,377 of goodwill has been allocated to the Technology reporting unit and $8,212 of goodwill has been allocated to the Government reporting unit. This goodwill is not deductible for tax purposes.

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

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73,000 (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4,000 in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility. On October 2, 2006, KGH placed into escrow $5,000 of the total Purchase Price to secure Bradson’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. KGH, Bradson, and the shareholders have made certain customary representations, warranties and covenants in the Stock Purchase Agreement. Kforce is a party to the Stock Purchase Agreement as a guarantor of the performance of all obligations of KGH, including all obligations to make the payments of the Purchase Price to the shareholders. The results of Bradson’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. In 2007, Kforce recorded an adjustment to the transaction costs of $31 due to the payment of professional fees related to acquisition of Bradson and deferred tax assets acquired of $2 increasing goodwill by $33.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$51,941
Acquisition intangibles	12,196
Net assets acquired	4,189

Total purchase price	$68,326

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$907
Accounts receivable	4,745
Furniture and equipment	174
Other assets	389

Total assets acquired	6,215

Current liabilities	1,936
Long-term liabilities	18
Accrued taxes	72

Total liabilities assumed	2,026

Net assets acquired	$4,189

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

The $51,941 of remaining excess purchase price has been assigned to goodwill. This goodwill has been allocated to the Government reporting unit. A Section 338(h)(10) election under the Internal Revenue Code of 1986 was jointly made for the acquisition of Bradson and therefore the goodwill related to this acquisition is deductible for tax purposes. The final allocation of purchase price to the acquired assets and liabilities has not been completed, as Kforce has not completed the valuation of intangible assets acquired.

NOTE D – COMMITMENTS AND CONTINGENCIES

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Kforce acquired $763 and $1,363 of furniture and equipment under capital leases during the three and six months ended June 30, 2007, respectively, and acquired $972 and $1,113 of furniture and equipment under capital leases for the same periods in 2006, respectively. Capital lease payments made during the three and six months ended June 30, 2007 totaled $994 and $1,785, respectively, inclusive of imputed interest of $121 and $228, respectively. Capital lease payments made during the three and six months ended June 30, 2006 totaled $607 and $1,194, respectively, inclusive of imputed interest of $87 and $187, respectively. Interest on capital leases is calculated using an interest rate of 9%.

Rental expense under operating leases was $2,781 and $5,496 during the three and six months ended June 30, 2007, respectively, and $2,733 and $5,366 for the same periods in 2006, respectively.

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

$2,596 and $2,084, respectively, related to the present value of future minimum lease payments on capital leases, are included in other current debt and long-term debt-other in the accompanying Consolidated Balance Sheet as of December 31, 2006. $2,460 and $2,027, respectively, related to the present value of future minimum lease payments on capital leases, are included in other current debt and long-term debt-other in the accompanying Consolidated Balance Sheet as of June 30, 2007.

Other Financing Commitments

Kforce entered into financing agreements related to the purchase of capitalized software valued at $1,799 and $893 during the years ended December 31, 2005 and 2004, respectively. Payments under the agreements totaled $780 during the six months ended June 30, 2007. Final payment under these agreements was paid in June 2007.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit outstanding for workers compensation obligations totaling $4,302 and for facility lease deposits totaling $1,890.

Litigation

In the ordinary course of its business, Kforce is, from time to time, threatened with or named as a defendant in various lawsuits. Kforce maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal risks that Kforce insures against are workers’ compensation, personal injury, property damage, errors and omissions, employment practices liability and fidelity losses. Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six month to three year period under certain circumstances. The agreements also provide for a severance payment of one half to three times the annual salary and one half to three times the average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2007, was approximately $31,589 if all of the employees under contract were terminated without good cause by the employer or for good reason by the employee following a change in control and $13,977 if all of the employees under contract were terminated by Kforce without good cause or by the employee for good reason in the absence of a change of control.

NOTE E – PENSION PLAN AND OTHER POST RETIREMENT BENEFITS

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain named executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, and restore lost qualified pension benefits due to government limitations. The SERP is a nonqualified benefit plan, and does not include elective deferrals of covered executive officers’ salaries. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP are targeted at 45% of the covered executive officer’s average salary and bonus from the three years where the executive earned the highest salary and bonus during the last ten years of employment. Benefits under the SERP are normally paid for the life of the covered executive officer, but may be commuted to a lump sum present value payment or 10 year annuity, as elected by the covered executive officer. Normal retirement age under the SERP is defined as age 65, however early retirement with full benefits is permitted at age 62 with 10 years of service and at age 55 with 25 years of service. Otherwise, early retirement under the SERP is permitted at age 55 with 10 years of service, but with a graduated reduction of benefits for retirement between ages 55 and 62. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006.

SERP Obligation

The SERP obligation as of the beginning and end of the year and the pension expense recorded by Kforce for the SERP for the quarter ended June 30, 2007, are as follows:

Benefit obligation at beginning of year	$4
Service cost	857
Plan amendment	—
Actuarial (gain)/loss	—
Benefits paid	—

Benefit obligation at end of quarter	$861

None of the above benefit obligation was funded as of June 30, 2007.

Assumptions

Weighted average assumptions used to determine net periodic benefit cost for quarter ended June 30, 2007 are as follows:

Discount rate	5.75%
Expected long-term rate of return on plan assets	— (a)
Average assumed rate of compensation increase	2.00%

(a)	Because the SERP was unfunded at June 30, 2007, Kforce has not determined the expected long-term rate of return on plan assets. Once funded, Kforce will determine the long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The discount rate used to determine benefit obligations is based on the interest rate for long-term high-quality corporate bonds using yields for maturities that are in line with the duration of our pension liabilities. The discount rate will be adjusted annually in order to reflect the current level of interest rates at the measurement date.

Contributions

Kforce was not required to fund the plan during the year ended December 31, 2006. Kforce previously disclosed in its financial statements for the year ended December 31, 2006, that the Firm anticipates making contributions in 2007 of approximately $1,700. As of June 30, 2007, no contributions have been made.

Effective April 20, 2007, the Board of Directors approved the Supplemental Executive Retirement Health Plan to provide post retirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirror that of the SERP and no funding is required by Kforce or the participants because the benefits are fully insured. The net present value of the total liability as calculated pursuant to SFAS 106 was $1,311 as of the date of plan approval. This liability is being accrued ratably based upon the anticipated retirement date of the participants. For the period ended June 30, 2007, Kforce recorded an expense of $23 related to this plan.

NOTE F – STOCK INCENTIVE PLANS

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

A summary of Kforce’s stock incentive award activity for the six months ended June 30, 2007 is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	STOCK INCENTIVE PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF AWARDS GRANTED	TOTAL INTRINSIC VALUE OF OPTIONS EXERCISED
Outstanding as of December 31, 2006	4,169	143	60	4,372	$10.55
Options granted	—	—	20	20	$12.66	$8.69
Options exercised	(416)	(2)	—	(418)	$7.81		$3,103
Options forfeited and expired	(26)	(30)	(10)	(66)	$10.96
SARS granted			469	469	$12.66	$7.53
PARS granted			309	309		$13.33
Restricted Stock granted			80	80		$12.54

Outstanding as of June 30, 2007	3,727	111	928	4,766	$10.14

Expected to vest as of June 30, 2007	—	—	928	928

Exercisable at June 30, 2007	3,727	111	—	3,838	$10.79

Stock Options and Stock Appreciation Rights

During the six months ended June 30, 2007, Kforce granted 20 options. The options vest 100% three years from the date of issuance. Kforce recorded $57 and $112 of compensation expense during the three and six months ended June 30, 2007, respectively, related to options outstanding.

The valuation of options granted was based upon a Black Scholes model utilizing the following assumptions: dividend yield of 0.0%, risk free rates of 4.9% for options granted, weighted average expected option terms ranging from 3.0 to 6.9 years, and volatility factors ranging from 71% to 74%.

Options expire ten years from the date of grant. Kforce issues new shares upon exercise of options.

During the six months ended June 30, 2007, Kforce granted 469 SARS. The SARS vest 100% three years from the date of issuance, and vesting is accelerated if the stock price exceeds the stock price at the date of grant by 30% for ten days or as determined by the Board of Directors that the criteria for acceleration have been met. SARS are expensed over the derived service period of 1.78 years. Kforce recorded $497 and $993 of compensation expense during the three and six months ended June 30, 2007, respectively, related to the 2007 issuance of SARS.

The valuation of SARS granted was based upon a Black Scholes valuation model utilizing the following assumptions: dividend yield of 0.0%, risk free rates of 4.5% for options granted, weighted average holding period of 3.2 years after the derived service period of 1.8 years and a volatility factor of 67%. The derived service period was determined using a lattice model.

The following tables summarize information about stock options and SARS:

		OPTIONS AND SARS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT JUNE 30, 2007 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000—$ 3.150	10	3.3	$2.41	$136
$ 3.151—$ 6.300	612	4.4	4.87	6,803
$ 6.301—$ 9.450	1,258	3.8	8.13	9,877
$ 9.451—$12.600	829	7.4	11.07	4,074
$12.601—$15.750	1,397	5.0	13.81	3,038
$15.751—$18.900	2	0.4	18.06	—
$18.901—$22.050	1	0.3	20.63	—
$22.051—$25.200	207	0.6	22.38	—
$25.201—$28.350	71	0.8	27.81	—

	4,387	4.7	11.02	$23,928

	OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER EXERCISABLE AT JUNE 30, 2007 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000—$ 3.150	10	2.41	$136
$ 3.151—$ 6.300	612	4.87	6,803
$ 6.301—$ 9.450	1,258	8.13	9,877
$ 9.451—$12.600	769	10.98	3,847
$12.601—$15.750	908	14.42	1,414
$15.751—$18.900	2	18.06	—
$18.901—$22.050	1	20.63	—
$22.051—$25.200	207	22.38	—
$25.201—$28.350	71	27.81	—

	3,838	10.79	$22,077

Restricted Stock and Performance Accelerated Restricted Stock

During the quarter ended March 31, 2007, Kforce granted 65 shares of restricted stock and 309 shares of PARS to certain members of senior management. During the quarter ended June 30, 2007, Kforce granted 15 shares of restricted stock to certain members of senior management. The restricted stock has a six year vesting period. The PARS have a six year vesting period and vesting is accelerated if the stock price exceeds the stock price at the date of grant by 50% for ten days or as determined by the Board of Directors that the criteria for acceleration have been met. Restricted stock is expensed over the six year vesting period. PARS are expensed over the derived service period, which was determined using a lattice model, of 4.0 years.

The value of restricted stock and PARS is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. Kforce recorded $245 and $515 of compensation expense during the three and six months ended June 30, 2007, respectively, related to the 2007 issuance of Restricted Stock and PARS.

As of June 30, 2007, there was $7,484 of unrecognized compensation expense related to the 928 shares of non-vested options, SARS, PARS and restricted stock.

NOTE G – ALTERNATIVE LONG-TERM INCENTIVE GRANT

On February 21, 2006, Kforce granted to certain members of senior management an alternative long term incentive valued at $1,744 (the “ALTI”) on the grant date. The terms of the ALTI grant state that the ALTI vests fully on January 1, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 1, 2008. In addition, if the average closing price of Kforce’s common stock during the period of January 1, 2006 to December 31, 2006, was below $6.71, the full amount of the ALTI would have been forfeited. The average closing stock price remained above $6.71 during 2006 and therefore the ALTI was not forfeited. Kforce has valued this grant using a Monte Carlo simulation at $2,471 as of June 30, 2007, and is amortizing this value over the vesting period of February 21, 2006 to January 1, 2008. Accordingly, during the three and six months ended June 30, 2007, Kforce recorded $548 and $938, respectively, of compensation expense related to the ALTI. Going forward, the fair value of the ALTI determined under the Monte Carlo simulation will be updated quarterly, and remaining amortization expense will be adjusted for changes in the value of the ALTI.

NOTE H – UNCERTAIN INCOME TAX POSITIONS

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

The adoption of FIN 48 did not result in Kforce recognizing any increase or decrease in liability for unrecognized tax benefits at January 1, 2007. The balance of unrecognized tax benefits at January 1, 2007, was $877. The entire amount of these unrecognized tax benefits, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. Kforce had no unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate.

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

For the quarter ended June 30, 2007, there were no changes recorded in the balance of unrecognized tax benefits.

Kforce and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various states. One of Kforce’s subsidiaries files in a foreign jurisdiction. With few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S income tax examinations by tax authorities for years before 2002.

NOTE I – SEGMENT ANALYSIS

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

Historically, and through June 30, 2007, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	TECHNOLOGY	FINANCE AND ACCOUNTING	HEALTH AND LIFE SCIENCES	GOVERNMENT SOLUTIONS	TOTAL
Three months ended June 30:
2007
Net service revenues
Flexible billings	$122,765	$47,698	$53,999	$15,219	$239,681
Search fees	7,553	11,476	1,214	—	20,243

Total revenue	$130,318	$59,174	$55,213	$15,219	$259,924

Gross profit	$43,045	$27,388	$17,457	$6,228	$94,118
2006
Net service revenues
Flexible billings	$107,246	$51,885	$49,916	$7,680	$216,727
Search fees	6,249	10,478	945	—	17,672

Total revenue	$113,495	$62,363	$50,861	$7,680	$234,399

Gross profit	$35,705	$27,345	$15,818	$2,059	$80,927

Six months ended June 30:
2007
Net service revenues
Flexible billings	$239,697	$98,578	$104,973	$29,489	$472,737
Search fees	15,087	22,127	2,281	—	39,495

Total revenue	$254,784	$120,705	$107,254	$29,489	$512,232

Gross profit	$83,244	$54,387	$33,274	$11,654	$182,559
2006
Net service revenues
Flexible billings	$205,832	$104,774	$98,512	$13,121	$422,239
Search fees	11,740	20,590	2,128	—	34,458

Total revenue	$217,572	$125,364	$100,640	$13,121	$456,697

Gross profit	$66,682	$53,575	$30,931	$3,741	$154,929

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Who We Are

We are a national provider of professional and technical specialty staffing services and solutions. At June 30, 2007, we operated 67 field offices in 41 markets and we currently provide services in 49 states and the District of Columbia through these offices or from our headquarters in Tampa, Florida. We also have a field office in the Philippines providing offshore outsourcing solutions. We provide our clients staffing and solution services through four business segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“Government”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters. Substantially all the services of our Government segment are sold and delivered through contracts with federal government agencies by a subsidiary company located in the Washington, D.C. metropolitan area. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services such as payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

The Flex business comprised 92.2% of our revenues for the quarter ended June 30, 2007. Flex revenues are driven by hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

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

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are also included in SG&A. Search revenues comprised 7.8% of revenues for the quarter ended June 30, 2007.

Our Industry

We serve Fortune 1000 companies and the federal government, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 17.8% of revenues as of June 30, 2007. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest specialty staffing firms in the United States, that the ten firms combined have a market share of less than 24% of the applicable market and that no single firm has larger than an approximate 5% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

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

There can be no assurance that customer demand or pricing in Kforce’s specialty staffing or government solutions sectors will continue to grow. In addition, Kforce has a number of competitors that are increasingly utilizing a lower-priced staffing preferred-vendor model (VOP/VMS). Also, competition for skilled candidates, such as finance and accounting candidates, has increased. Each of these factors, among others, may impact the future growth and profitability of Kforce.

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

On April 4, 2007, Kforce released $4.6 million of the $5.0 million escrow to PCCI. The remaining $0.4 million in escrow is subject to an indemnity claim filed by Kforce with the escrow agent, for certain claims as provided for under the Merger Agreement and the related Escrow and Exchange Agent Agreement.

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

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. Such highlights are as follows:

•	Revenue continued its steady growth into the second quarter of 2007, with sequential growth of 3.0% over the first quarter of 2007 and growth of 10.9% over the second quarter of 2006.

•	Search revenue improved 14.5% from the second quarter of 2006 and 5.2% sequentially, and represented 7.8% of Kforce’s net service revenue for the quarter.

•	Gross profit margins have increased 4.9% over the 34.5% gross profit margin achieved during the second quarter of 2006.

•

Income from operations increased to 7.2% of revenues for the second quarter of 2007 versus 6.4% for both the first quarter of 2007, and the second quarter of 2006. The increase in the second quarter of 2007 compared to the first quarter of 2007 and the second quarter of 2006 is due mainly to higher gross profit margins related to generating higher bill rates.

•

We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with days sales outstanding (“DSO”) at 41.5 days and an allowance for doubtful accounts and fallouts of 2.3%.

•	Debt outstanding on our Credit Facility at the end of the second quarter was $65.5 million, reflecting a reduction of debt in the second quarter of $15 million.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for estimated credit losses and fallouts on trade receivables based on our past experience and expectations of potential future write-offs, and ongoing analysis of factors including short and long-term write-off trends, changes in economic conditions, and concentration of accounts receivable among clients. The allowance as a percentage of gross accounts receivable was 2.3% as of June 30, 2007 and 2.0% as of December 31, 2006. As of June 30, 2007, no single client has a receivable balance greater than 2.7% of total accounts receivable, and the largest ten clients represent approximately 16.4% of the total accounts receivable balance. Kforce incurred significant write-offs of accounts receivable in certain prior years and minimal write-offs or net write-ons in more current periods. We cannot predict that such recent results can be sustained, particularly in a period of revenue growth. Also, it is possible that the write-off results could be materially and adversely impacted as the composition of accounts receivable changes over time. This is especially true if the economy deteriorates. We continually review and refine the estimation process to make it as responsive to these changes as possible.

Income Tax Assets and Liabilities

In establishing its deferred income tax assets and liabilities, Kforce makes judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to its operations. Kforce has recorded certain deferred tax assets and liabilities using current enacted tax rates and which Kforce expects will apply to taxable income in the years in which those temporary differences are recovered or settled. Kforce’s expected realization of these assets is dependent on future taxable income and final federal and state tax settlements. Kforce also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.

While management believes that its judgments and interpretations regarding income taxes are appropriate, significant differences in actual experience may materially affect the future financial results of Kforce.

Goodwill

Kforce conducts an annual assessment of the carrying value of goodwill in accordance with generally accepted accounting principles. The annual assessments found that no impairment existed for the years ended December 31, 2006 or 2005. The annual assessment requires estimates and judgments by management to determine valuations for each “reporting unit”, which for Kforce are Tech, FA, HLS, and Government. To the extent that economic conditions or the actual business activities and prospects of Kforce are materially worse in the future, the carrying value of goodwill assigned to any or all of its reporting units could require material write-downs. Kforce had goodwill of $226.5 million at June 30, 2007.

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

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In Kforce’s case, this primarily relates to fixed assets, capitalized software, and identifiable intangible assets (other than goodwill) from acquisitions, which are being depreciated or amortized as described in the Financial Statements and which had net book values at June 30, 2007 of $12.9 million, $12.2 million, and $21.3 million, respectively. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. Evaluation of the impairment of long-lived assets requires the exercise of continuing judgment and estimates by management.

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

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the second quarter of 2007. In comparison with the second quarter of 2006, Kforce experienced significant increases in revenues, gross profit and gross profit as a percentage of revenues; and a strong improvement in income before income taxes. Selling, general and administrative expenses as a percentage of revenues increased slightly as compared to the second quarter of 2006, due mostly to higher compensation expense as a result of increases in associate headcount throughout 2006 to increase capacity and leverage our business model. In addition, both the Flex and Search components of our revenues have shown growth throughout 2006 and 2007; however, it remains difficult to predict whether there will be continued steady growth in our Search business.

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

The acquisition of PCCI, effective January 31, 2006, and Bradson, effective October 1, 2006, continue to impact our financial results and business drivers. As a result of the integration, revenues and costs contributed by the acquisition of PCCI’s commercial business were merged into the Kforce’s Tech business segment, making it not possible to accurately estimate the impact of the acquired businesses on Kforce’s Tech revenues and margins. We have segregated the revenue and gross margin for government business contributed by the acquisition of PCCI and Bradson in the Government reporting segment. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and gross profit is growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on flex revenues for the Tech and Government segments. Search business and the FA and HLS segments were not materially affected by the acquisitions.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Service Revenue by Segment:
Tech	50.1%	48.4%	49.7%	47.6%
FA	22.8	26.6	23.6	27.5
HLS	21.2	21.7	20.9	22.0
Government	5.9	3.3	5.8	2.9

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	92.2%	92.5%	92.3%	92.5%
Search	7.8	7.5	7.7	7.5

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	36.2%	34.5%	35.6%	33.9%
SG&A	27.6%	27.0%	27.5%	27.1%
Depreciation and amortization	1.3%	1.1%	1.4%	1.1%
Income before taxes	6.7%	6.0%	6.3%	5.3%
Net income	4.1%	3.6%	3.8%	3.2%

Results of Operations for each of the Three and Six Months Ended June 30, 2007 and 2006.

Net service revenues. Net service revenues increased 10.9% and 12.2%, respectively, to $259.9 million and $512.2 million for the three and six months ending June 30, 2007, respectively, as compared to $234.4 million and $456.7 million for the same periods in 2006. The increase was comprised of a $2.6 million and $5.0 million increase in Search fees and a $23.0 million and $50.5 million increase in Flex revenues for the three and six months ended June 30, 2007, respectively, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2007 Revenue	$122,765	$7,553
2006 Revenue	$107,246	$6,249
Percent Increase	14.5%	20.9%
FA
2007 Revenue	$47,698	$11,476
2006 Revenue	$51,885	$10,478
Percent Increase	(8.1)%	9.5%
HLS
2007 Revenue	$53,999	$1,214
2006 Revenue	$49,916	$945
Percent Increase	8.2%	28.4%
Government
2007 Revenue	$15,219	—
2006 Revenue	$7,680	—
Percent Increase	98.2%	—

	Flex	Search
Six months ended (in 000’s)
Tech
2007 Revenue	$239,697	$15,087
2006 Revenue	$205,832	$11,740
Percent Increase	16.5%	28.5%
FA
2007 Revenue	$98,578	$22,127
2006 Revenue	$104,774	$20,590
Percent Increase	(5.9)%	7.5%
HLS
2007 Revenue	$104,973	$2,281
2006 Revenue	$98,512	$2,128
Percent Increase	6.6%	7.2%
Government
2007 Revenue	$29,489	—
2006 Revenue	$13,121	—
Percent Increase	124.7%	—

Flexible Billings. Flex revenues in the FA segment decreased 8.1% and 5.9% for the three and six months ended June 30, 2007 compared to the same periods in 2006. The decrease in Flex revenue for FA year over year for the three and six months ended was primarily due to a shift in client selection providing higher margin business and longer term assignments and to a lesser degree a decline in mortgage related client needs. Tech, HLS and Government grew by 14.5%, 8.2% and 98.2%, respectively, for the three months ended June 30, 2007 compared to the same period in 2006. Tech, HLS and Government grew by 16.5%, 6.6% and 124.7%, respectively, for the six months ended June 30, 2007 compared to the same period in 2006. The growth of Government was primarily related to the acquisition of Bradson. The primary drivers of Flex billings are the number of hours billed and bill rate per hour. Essentially, the number of hours billed is a depiction of the number of assignments available requiring temporary staffing personnel. Continued economic growth and our focus on pricing and customer profitability contributed to the increase in the average bill rate per hour from $50.18 and $49.60, respectively, during the three and six months ended June 30, 2006 to $53.98 and $53.36, respectively, during the three and six months ended June 30, 2007.

Total hours billed increased 2.7% and 3.9% to 4.3 million and 8.7 million hours for the three and six months ended June 30, 2007 from 4.2 million and 8.3 million hours for the same periods in 2006. Flex hours billed for the three and six months ended June 30, 2007 and 2006 by segment, were as follows:

	2007	2006	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,838	1,663	10.5%
FA	1,345	1,527	(12.0)
HLS	986	945	4.4
Government	169	87	94.9

Total Hours Billed	4,338	4,222	2.7%

Six Months Ended (in 000’s)
Tech	3,622	3,210	12.8%
FA	2,775	3,098	(10.4)
HLS	1,930	1,873	3.0
Government	333	151	120.8

Total Hours Billed	8,660	8,332	3.9%

Billable expenses increased in HLS for the three and six months ended June 30, 2007, increased in Tech for the three months and decreased for the six months ended and FA and Government decreased for the three and six months ended, as compared to the same periods in 2006. The changes in HLS, Tech, FA and Government are primarily attributable to increases or decreases in project work. Flex billable expenses included in revenue, by segment, for the three and six months ended June 30 were:

	2007	2006	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$961	$719	33.6%
FA	85	112	(24.1)
HLS	4,329	3,740	15.8
Government	184	267	(31.1)

Total Billable Expenses	$5,559	$4,838	14.9%

Six Months Ended (in 000’s)
Tech	$1,982	$1,321	50.0%
FA	203	233	(13.0)
HLS	8,182	7,073	15.7
Government	288	327	(12.1)

Total Billable Expenses	$10,655	$8,954	19.0%

Search Fees. The increase in Search fees is primarily attributable to an increase in the average placement fee and an increase in the total number of placements. Total placements increased 1.8% to 1,366 and 6.6% to 2,797 for the three and six months ended June 30, 2007, from 1,342 and 2,622 for the same periods in 2006. The average placement fee increased 12.5% to $14,819 and 7.5% to $14,123 for the three and six months ended June 30, 2007 from $13,167 and $13,140 for the same periods in 2006. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 16.3% to $94.1 million and 17.8% to $182.6 million for the three and six months ended June 30, 2007, respectively, from $80.9 million and $154.9 million for the same periods in 2006. Gross profit as a percentage of net service revenues increased to 36.2% and 35.6% for the three and six months ended June 30, 2007, respectively, as compared to 34.5% and 33.9% for the same periods in 2006.

The increase in gross profit is primarily attributable to increases in volume for Search and Flex, an overall increase in the spread between bill rate and pay rate for flexible personnel (“Flex Rate”) and an increase in the average Search placement fee for the three and six months ended June 30, 2007 as compared to the same periods in 2006. The increase in Flex gross profit for the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, was $10.6 million and $22.6 million, respectively, resulting from a $2.0 million increase in volume and a $8.6 million increase in Flex Rate and a $5.4 million increase in volume and a $17.2 million increase in Flex Rate, respectively. The increase in Search gross profit of $2.6 million and $5.0 million for the three and six months ended June 30, 2007, compared to the same periods in 2006, was comprised of a $0.4 million increase in volume and a $2.2 million increase in rate and a $2.4 million increase in volume and a $2.6 million increase in rate for the three and six months, respectively.

Changes in total gross profit percentage by segment for the three and six months ended June 30, 2007 were as follows:

	2007	2006	Increase
Three Months Ended
Tech	33.0%	31.5%	5.0%
FA	46.3%	43.8%	5.6%
HLS	31.6%	31.1%	1.7%
Government	40.9%	26.8%	52.7%
Total gross profit percent	36.2%	34.5%	4.9%

	2007	2006	Increase
Six Months Ended
Tech	32.7%	30.6%	6.6%
FA	45.1%	42.7%	5.4%
HLS	31.0%	30.7%	0.9%
Government	39.5%	28.5%	38.6%
Total gross profit percent	35.6%	33.9%	5.1%

The increase in total gross profit percentage for the three and six months ended June 30, 2007, as compared to the same periods in 2006 was primarily the result of increases in both Flex gross profit percentage and an increase in Search revenues as a percent of total revenues. The increase in total gross profit percentage for Government for the three and six months ended June 30, 2007, primarily relates to the acquisition of Bradson in October 2007.

Flex gross profit, year over year, has seen continued overall improvement due to Kforce’s ability to manage bill rates over pay rates. The Flex Gross Profit Rate improved throughout 2006, and has continued through the first two quarters of 2007. Below is a table detailing Flex gross profit percentages for the three and six months ended June 30, by segment:

	2007	2006	Increase
Three Months Ended
Tech	28.9%	27.5%	5.3%
FA	33.4%	32.5%	2.6%
HLS	30.1%	29.8%	1.0%
Government	40.9%	26.8%	52.7%
Total flex gross profit percent	30.8%	29.2%	5.6%

Six Months Ended
Tech	28.4%	26.7%	6.5%
FA	32.7%	31.5%	4.0%
HLS	29.5%	29.2%	1.0%
Government	39.5%	28.5%	38.6%
Total flex gross profit percent	30.3%	28.5%	6.1%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $71.9 million and $140.8 million, for the three and six months ended June 30, 2007, respectively, as compared to $63.3 million and $123.8 million for the same periods in 2006. SG&A expenses as a percentage of net service revenues increased to 27.6% and 27.5% in the three and six months ended June 30, 2007, compared to 27.0% and 27.1% for the same periods in 2006. The increase in SG&A expense for the period ended June 30, 2007, as compared to the same period in the prior year, is primarily attributable to an increase in compensation costs. Total commissions, compensation, payroll taxes, and benefits costs were $59.0 million and $114.5 million which represented 82.2% and 81.3% of total SG&A for the three and six months ended June 30, 2007, and $49.6 million and $96.2 million or 78.4% and 77.7% of total SG&A for the same periods in 2006. Increases in commissions and other incentive compensation relate to increases in gross profit and improved sales. Additional increases are due to costs of payroll taxes, particularly unemployment taxes which have risen in recent years. The guiding principles related to employee compensation include competitive simplified compensation plans that clearly pay for performance and align the employee compensation with Kforce’s objectives. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity. Therefore, as gross profit levels increase, compensation levels are also anticipated to increase.

Depreciation and amortization. Depreciation and amortization increased 32.4% and 35.2% to $3.5 million and $7.0 million for the three and six months ended June 30, 2007, compared to $2.6 million and $5.1 million for the same periods in 2006. The increase in expense for the period ended June 30, 2007, as compared to the same periods in 2006 was primarily due to amortization of intangible assets related to the PCCI and Bradson acquisitions and the amortization of capital leases related to computer hardware.

Kforce is in the process of developing new back office computer software, which we believe will enhance the efficiency and productivity of our sales and delivery activities; our order, time entry, billing and cash receipt processes; and also, will improve customer service. Kforce has incurred implementation costs of $2.5 million and $4.1 million during the three and six months ended June 30, 2007, respectively, and $330,000 and $617,000 for the same periods in 2006, respectively, which were capitalized, and will incur additional capital costs and possibly purchase additional software as the implementation project continues. We believe this project will lead to increases in software amortization and maintenance costs in future periods.

Other expense, net. Other expense, net increased 21.4% and 51.0% to $1.3 million and $2.8 million for the three and six months ended June 30, 2007, respectively, from $1.0 million and $1.8 million for the same periods in 2006. The increase of $0.3 million and $1.0 million, respectively, was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisitions of PCCI and Bradson.

Income before taxes. Income before taxes for the three and six months ended June 30, 2007, increased to $17.5 million and $32.0 million, respectively, as compared to income before taxes of $14.0 million and $24.2 million for the same periods in 2006, as a result of the factors discussed above.

Income tax expense. For the three and six months ended June 30, 2007, Kforce has recorded total income tax expense of $6.9 million and $12.7 million, respectively, compared to total income tax expense of $5.6 million and $9.8 million for the same periods in 2006. The income tax expense for the quarter ended June 30, 2007 includes a current income tax expense of $5.9 million and a deferred income tax expense of $1.0 million, because of the availability of state NOLs and certain deferred tax assets.

Net income. Net income increased to $10.6 million and $19.4 million for the three and six months ended June 30, 2007, respectively, as compared to $8.4 million and $14.4 million for the same periods in 2006, primarily as a result of the factors discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $1.3 million on June 30, 2007, a decrease of $0.3 million from the $1.6 million at year-end 2006. As further described below, Kforce generated $27.2 million of cash for operating activities, used $8.3 million of cash in investing activities and used $19.3 million from financing activities, during the six months ended June 30, 2007.

Operating Activities

During the six months ended June 30, 2007, cash flow provided by operations was approximately $27.2 million, resulting primarily from net income of $19.4 million, an increase in accounts payable and other accrued liabilities of $5.5 million, an increase in accrued payroll costs of $7.4 million, deferred income tax expense of $4.6 million, and depreciation and amortization of $7.0 million, offset primarily by an increase in trade receivables of $18.8 million.

Kforce’s gross accounts receivable were $155.8 million at June 30, 2007, which was a $18.6 million increase from $137.2 million at the end of 2006. The majority of this increase is due to increased revenues. If we continue to experience revenue growth, we may need to finance increases in accounts receivable. Currently, we believe adequate capacity exists for this purpose under the Credit Facility as described below.

At June 30, 2007, Kforce had $82.2 million in positive working capital in addition to its $1.3 million of cash and equivalents. Its current ratio (current assets divided by current liabilities) was 1.97 at June 30, 2007.

Investing Activities

During the six months ended June 30, 2007, cash flow used in investing activities was approximately $8.3 million. The primary driver for the use of cash in investing activities was capital expenditures which totaled $6.7 million and premiums paid for Kforce owned life insurance related to deferred compensation plans which totaled $2.0 million. These capital expenditures were primarily for new software development, field office growth and computer equipment refreshes. We expect anticipated capital expenditures for 2007 will increase from 2006 primarily as the result of plans to develop and implement new customer contracts management, time-entry, billing and possibly other software. We believe we have sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

Financing Activities

For the six months ended June 30, 2007, cash flow used by financing activities was approximately $19.3 million resulting primarily from $20.9 million in net payments to our Credit Facility. In addition, Kforce received proceeds of $3.3 million from the exercise of stock options and repaid certain capital expenditure financing totaling $2.3 million.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are limited to $115 million, including a revolving loan tranche of up to $100 million (the “Revolving Loan Amount”) and a $15 million sub-limit for letters of credit. The additional revolving loan tranche (the “Additional Availability Amount”) allowed up to $25 million before its retirement in April 2007. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, plus the lesser amount of $25 million or 20% of the net amount of eligible accounts receivable, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount, which is now retired, bore interest at a rate of LIBOR plus 1.25% or Prime, and outstanding borrowings under the Additional Availability Amount bore interest at a rate of LIBOR plus 3% or Prime plus 1.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus 1.25% per annum of the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements and is prohibited from making any dividend distributions. The Credit Facility expires on November 3, 2011. Pursuant to the terms of Kforce’s Credit Facility, Kforce is prohibited from making payments of dividends.

On April 2, 2007, Kforce retired the Additional Availability Amount, thereby reducing the interest rate on outstanding debt to 6.6%.

On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. At June 30, 2007, and August 1, 2007 we had repurchased approximately 20.7 million shares for $120.2 million under this plan. No shares have been repurchased during 2007. Therefore, approximately $14.8 million was available under the current board authorization as of June 30, 2007 and August 1, 2007. Additional stock repurchases could have a material impact on the cash flow requirements for the next twelve months.

In addition to the $65.5 million and $63.2 million outstanding, the amounts available under the Credit Facility as of June 30, 2007 and August 1, 2007 were $44.0 million and $47.5 million, respectively.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of June 30, 2007:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$43,328	$10,164	$12,717	$7,679	$12,768
Capital leases	4,972	2,811	2,010	151	—
Credit facility	65,530	—	—	65,530	—
Interest payable – credit facility	18,742	4,325	8,650	5,767	—
Deferred compensation plan liability	12,324	738	938	266	10,382

Total	$144,896	$18,038	$24,315	$79,393	$23,150

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

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $6.2 million outstanding for facility lease deposits and workers compensation obligations.

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

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of June 30, 2007 the outstanding borrowings under the Credit Facility bear interest at a rate of approximately 6.6%. Given these rates and outstanding borrowings under the Credit Facility of $65.5 million, interest expense for the period of one year would be approximately $4.3 million. We believes that effects of changes in interest rates are limited and a 1% change in rates would have an annual effect of approximately $655,000 on our interest expense. Kforce does not engage in trading market risk sensitive instruments for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Pursuant to the terms of Kforce’s Credit Facility, Kforce is prohibited from making payments of dividends. During the six months ended June 30, 2007, Kforce made no repurchase of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Kforce held its Annual Meeting of Shareholders on June 19, 2007. The shareholders (1) elected the Three Class I directors to hold office for a three-year term expiring in 2010; (2) elected the One Class II director to hold office for a one-year term expiring in 2008; and (3) ratified the appointment of Deloitte & Touche LLP as Kforce’s independent registered public accountants for the fiscal year ending December 31, 2007.

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
(a) Election of Three Class I Directors
Elaine D. Rosen	35,885,924	—	2,770,849	—
Ralph E. Struzziero	35,346,647	—	3,310,126	—
Howard W. Sutter	34,054,127	—	4,602,646	—

(b) Election of One Class II Directors
Richard M. Cocchiaro	34,056,039	—	4,600,734	—

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
(c) Appointment of Deloitte & Touche LLP as Kforce’s independent registered public accountants for the fiscal year ending December 31, 2007	37,775,857	862,665	18,251	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated January 17, 2006, by and among the Registrant, PCCI Holdings, Inc. and Trevose Acquisition Corporation, H.I.G. Pinkerton, Inc., William D. Pinkerton and Richard J. Quigley. (7)

2.2	Stock Purchase Agreement, dated October 1, 2006, by and among the Registrant, Bradson Corporation, Kforce Government Holdings, Inc., Ronald M. Bradley, Barbara J. Lewis and David M. Halstead. (8)

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (10)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.1a	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.2	Form of Stock Certificate. (1)

10.1	Second Amended and Restated Credit Agreement, dated October 2, 2006, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto. (9)

10.2	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.3	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A (File No. 000-26058) filed January 23, 2006.
(8)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 2, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 3, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc. (Registrant)

By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	August 1, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated January 17, 2006, by and among the Registrant, PCCI Holdings, Inc. and Trevose Acquisition Corporation, H.I.G. Pinkerton, Inc., William D. Pinkerton and Richard J. Quigley. (7)

2.2	Stock Purchase Agreement, dated October 1, 2006, by and among the Registrant, Bradson Corporation, Kforce Government Holdings, Inc., Ronald M. Bradley, Barbara J. Lewis and David M. Halstead. (8)

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (5)

3.1b	Articles of Amendment to Articles of Incorporation. (5)

3.1c	Articles of Amendment to Articles of Incorporation. (5)

3.1d	Articles of Amendment to Articles of Incorporation. (6)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (10)

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent. (2)

4.1a	Amendment to Rights Agreement dated as of October 24, 2000. (3)

4.2	Form of Stock Certificate. (1)

10.1	Second Amended and Restated Credit Agreement, dated October 2, 2006, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto. (9)

10.2	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc. (5)

10.3	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed October 29, 1998.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed on November 3, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(6)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(7)	Incorporated by reference to the Registrant’s Form 8-K/A (File No. 000-26058) filed January 23, 2006.
(8)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 2, 2006.
(9)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed October 3, 2006.
(10)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.