Form 10-Q
period 2007-09-30
KFORCE  INC
filed 2007-10-31
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of October 30, 2007 the registrant had 41,532,394 shares of common stock, $.01 par value per share, outstanding.

ITEM 1.	FINANCIAL STATEMENTS

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Flexible billings	$241,683	$219,212	$714,420	$641,451
Search fees	20,377	19,488	59,872	53,946

Net service revenues	262,060	238,700	774,292	695,397
Direct costs of services	165,783	153,299	495,456	455,067

Gross profit	96,277	85,401	278,836	240,330
Selling, general and administrative expenses	73,146	66,872	213,917	190,639
Depreciation and amortization	3,842	2,798	10,800	7,945

Income from operations	19,289	15,731	54,119	41,746
Other expense, net	1,069	820	3,849	2,662

Income before income taxes	18,220	14,911	50,270	39,084
Income tax expense	7,196	6,069	19,874	15,820

Net income	$11,024	$8,842	$30,396	$23,264

Earnings per share – Basic	$.27	$.22	$.74	$.58

Weighted average shares outstanding – Basic	41,463	40,732	41,226	39,963

Earnings per share – Diluted	$.26	$.21	$.72	$.55

Weighted average shares outstanding—Diluted	42,544	42,091	42,324	41,972

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,052	$1,589
Trade receivables, net of allowance for doubtful accounts and fallouts of $3,445 and $2,715, respectively	166,465	134,453
Income tax refund receivable	332	1,067
Deferred tax asset, net	8,110	8,892
Prepaid expenses and other current assets	4,601	4,453

Total current assets	180,560	150,454
Fixed assets, net	12,291	12,610
Other assets, net	36,878	32,993
Intangible assets, net	19,887	24,259
Goodwill	226,459	222,302

Total assets	$476,075	$442,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$31,974	$24,800
Accrued payroll costs	58,847	46,455
Credit facility – current portion	—	10,000
Other current debt	2,186	3,375
Income taxes payable	708	1,399

Total current liabilities	93,715	86,029
Long-term debt – credit facility	54,320	76,435
Long-term debt – other	1,683	2,084
Deferred tax liability, net	5,861	1,004
Other long-term liabilities	19,182	15,141

Total liabilities	174,761	180,693

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 60,920 and 60,383 issued, respectively	609	604
Additional paid-in capital	309,108	300,485
Retained earnings	102,609	72,213
Treasury shares at cost; 19,387 and 19,451 shares, respectively	(111,012)	(111,377)

Total stockholders’ equity	301,314	261,925

Total liabilities and stockholders’ equity	$476,075	$442,618

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

NINE MONTHS ENDED September 30, 2007
Common stock—shares:
Shares at beginning of period	60,383
Exercise of stock options	537

Shares at end of period	60,920

Common stock—par value:
Balance at beginning of period	$604
Exercise of stock options	5

Balance at end of period	$609

Additional paid in-capital:
Balance at beginning of period	$300,485
Exercise of stock options	4,113
Tax benefit attributable to options exercises	1,530
Stock-based compensation	2,516
Employee stock purchase plan	464

Balance at end of period	$309,108

Retained earnings:
Balance at beginning of period	$72,213
Net income	30,396

Balance at end of period	$102,609

Treasury stock—shares:
Shares at beginning of period	19,451
Employee stock purchase plan	(64)

Shares at end of period	19,387

Treasury stock—cost:
Balance at beginning of period	$(111,377)
Employee stock purchase plan	365

Balance at end of period	$(111,012)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	NINE MONTHS ENDED
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$30,396	$23,264
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	5,861	15,021
Depreciation and amortization	10,800	7,945
Stock-based compensation	2,516	857
Provision for (recovery of) bad debts on accounts receivable and fallouts	1,142	(460)
Supplemental Executive Retirement Plan pension expense	1,550	—
Amortization of alternative long-term incentive award	853	602
Deferred compensation expense, net	1,265	241
Tax benefit attributable to option exercises	1,530	—
Excess tax benefit attributable to options and restricted stock	(940)	(4,072)
Gain on cash surrender value of company-owned life insurance	(1,571)	(560)
Gain on asset sales/disposals	(432)	(7)
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables	(33,154)	(28,750)
Prepaid expenses and other current assets	(148)	(1,379)
Income tax refund receivable	735	618
Other assets, net	1,032	332
(Decrease) increase in operating liabilities, net of acquisitions:
Accounts payable and other accrued liabilities	7,432	3,578
Accrued payroll costs	13,221	6,658
Income taxes payable	(691)	(1,118)
Other long-term liabilities	370	849

Cash provided by operating activities	41,767	23,619

Cash flows from investing activities:
Acquisitions, net of cash received	(31)	(64,589)
Capital expenditures	(9,719)	(4,030)
Premiums paid for company-owned life insurance	(2,861)	(2,868)
Cash proceeds from sale of assets	515	63

Cash used in investing activities	(12,096)	(71,424)

Cash flows from financing activities:
Proceeds from bank line of credit	208,147	283,642
Payments on bank line of credit	(240,262)	(280,327)
Proceeds from exercise of stock options	4,118	9,600
Excess tax benefit attributable to options and restricted stock	940	4,072
Payment of capital expenditure financing	(3,151)	(2,576)
Repurchase of common stock	—	(2,928)

Cash (used in) provided by financing activities	(30,208)	11,483

Decrease in cash and cash equivalents	(537)	(36,322)

Cash and cash equivalents at beginning of period	1,589	37,104

Cash and cash equivalents at end of period	$1,052	$782

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$11,942	$525
Interest, net	$4,091	$2,138

	NINE MONTHS ENDED
	September 30, 2007	September 30, 2006
Non-Cash Transaction Information:
Release of funds/stock from escrow – adjustment to purchase price	$4,126	$5,205
Tax benefit attributable to option exercises	$—	$5,318
Employee stock purchase plan	$829	$1,288
Equipment acquired under capital lease and other financing arrangements	$1,562	$2,512

Cash used in connection with acquisitions, net:
Transaction costs, net of escrow funds not included in purchase price	$(31)	$(59,357)
Escrow funds not included in purchase price	—	(5,000)
Cash overdraft assumed in acquisition	—	(232)

Total cash used in connection with acquisitions	$(31)	$(64,589)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Kforce Inc. and its subsidiaries provide professional staffing services and solutions in 68 locations in 41 markets in the United States and one location in Manila, Philippines. Kforce provides its customers staffing and solution services in the following specialties: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”), and Government Solutions (“Government”). Kforce provides flexible staffing services and solutions (“Flex”) on both a temporary and contract basis and provides search services (“Search”) on both a contingency and retained basis. Kforce serves clients from the Fortune 1000, the federal government, local and regional companies and small to mid-size companies.

Principles of Consolidation. The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “we,” “our” or “us” refer to Kforce or its subsidiaries, except where the context otherwise requires. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in management’s opinion, include all adjustments necessary for a fair presentation of results for the periods presented. The accompanying comparative condensed consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations; however, Kforce believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2006, included in the annual report on Form 10-K.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain amounts reported for prior periods have been reclassified to be consistent with the current period presentation.

Cash and Cash Equivalents. Kforce classifies all highly liquid investments with an initial maturity of three months or less as cash equivalents.

Allowance for Doubtful Accounts and Fallouts. Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and expectations of future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, and concentration of accounts receivable among clients, in establishing this reserve. No single client had a receivable balance greater than 3.1% of the total accounts receivable.

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

Income Taxes. Kforce accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes. SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The excess tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options and employees’ dispositions of shares obtained from non-qualifying stock options are reflected as increases in additional paid-in capital.

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

Goodwill and Intangible Assets. In accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), Kforce does not amortize goodwill but performs an annual review to ensure that no impairment of goodwill exists. On December 31, 2006, Kforce completed a valuation of its four reporting units which consist of FA, Tech, HLS, and Government. The results of that valuation indicated that the fair value of each of Kforce’s reporting units exceeded the carrying values of those reporting units. Therefore, Kforce concluded that there was no impairment of goodwill. In some of Kforce’s acquisitions, a portion of the purchase price has been allocated to non-compete agreements, customer lists, contractual relationships, customer contracts and trademarks with finite useful lives. Intangible assets, primarily non-compete agreements, customer lists, contractual relationships, customer contracts and trademarks, are amortized over their estimated period of benefit, generally ranging from one to ten years. Certain trade names and trademarks have been determined to have an indefinite life and are not being amortized.

Impairment of Long-Lived Assets. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Kforce periodically reviews the carrying value of long-lived assets to determine if impairment has occurred, which requires significant judgment. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. Impairment losses, if any, are recorded in the period identified. There were no impairment charges recorded during the three and nine months ended September 30, 2007 and 2006.

Capitalized Software. Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Kforce accounts for direct internal and external costs subsequent to the preliminary stage of related projects under the principles of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs are being capitalized and classified as other assets and amortized over the estimated useful life of the software using the straight-line method. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development stage implementation costs of $1,490 and $5,592 during the three and nine months ended September 30, 2007.

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

Stock Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised version of SFAS 123, Share-Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services, but focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. On January 1, 2006, Kforce adopted SFAS 123R using the modified prospective method, and the adoption of this standard did not have a material impact on Kforce’s consolidated financial statements because all of Kforce’s outstanding stock options were fully vested as of December 31, 2005.

Pension and Postretirement Benefits Accounting. In December 2006, FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires Kforce to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Several estimates and assumptions are required to record these costs and liabilities, including discount rate, return on assets, compensation increases, health care cost trends, and longevity and service lives of employees. Management reviews and updates these assumptions periodically. In accordance with SFAS 158, Kforce recognized the underfunded status of its pension and postretirement plans as a liability in its Consolidated Balance Sheet. See Note E – Pension Plan and Other Postretirement Benefits to the Unaudited Condensed Consolidated Financial Statements for additional information about Kforce’s pension and postretirement plans.

Self-Insurance. Kforce offers employee benefit programs, including workers’ compensation and health insurance, to eligible employees, for which Kforce is self-insured for a portion of the cost. Kforce retains liability up to $250 for each workers’ compensation accident and up to $250 annually for each health insurance participant. Self-insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported.

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

Revenues received as reimbursements of billable expenses are reported gross within net service revenues in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.

Business Combinations. Kforce accounts for acquisitions of businesses in accordance with the requirements of SFAS 141, Business Combinations (“SFAS 141”). Pursuant to SFAS 141, Kforce utilizes the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires significant judgment in determining fair value and whether such intangibles are amortizable or non-amortizable and, if amortizable, the period and method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

Earnings per Share. Under SFAS 128, Earnings per Share, basic earnings per share is computed as earnings divided by weighted average shares outstanding during the period. Diluted earnings per share include the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net earnings	$11,024	$8,842	$30,396	$23,264

Denominator:
Weighted average shares outstanding—basic	41,463	40,732	41,226	39,963
Common stock equivalents from options and other share-based payment awards	1,081	1,359	1,098	2,009

Weighted average shares outstanding—diluted	42,544	42,091	42,324	41,972

Earnings per share:
Basic	$0.27	$0.22	$0.74	$0.58

Diluted	$0.26	$0.21	$0.72	$0.55

Options to purchase 742 and 1,291 shares of common stock for the three months ended September 30, 2007 and 2006, respectively, and options to purchase 829 and 1,205 shares of common stock for the nine months ended September 30, 2007 and 2006, respectively, were not included in the computations of diluted earnings per share because these options would have had an anti-dilutive effect on earnings per share.

Recently Issued Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is measuring the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. Kforce adopted FIN 48 and FASB Staff Position No. FIN 48-1, Definition of ‘Settlement’ in FASB Interpretation No. 48, effective January 1, 2007, which did not have a material impact on Kforce’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3 (“EITF 06-3”), Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions. The consensus states that there are two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if required, for interim and annual reporting beginning after December 15, 2006. Kforce collects sales tax for various taxing authorities and it is our policy to record these amounts on a net basis. Therefore, these amounts are not included in net service revenues for any period presented. The adoption of EITF 06-3 did not have a material impact on Kforce’s consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, which addresses the amount that can be reported as an asset under a company’s life insurance policies based upon the amount that can be realized under the contractual terms on a policy by policy basis. We adopted EITF 06-5 in the first quarter of fiscal 2007, and it did not have any impact on Kforce’s consolidated financial statements.

In September 2006, FASB issued SFAS 157, Fair Value Measurements, (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Kforce is currently evaluating the impact of this standard on Kforce’s consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, (“SFAS 159”). This Statement permits Kforce to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing Kforce with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. Kforce is currently evaluating the impact of this standard on Kforce’s consolidated financial statements.

NOTE B—GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, Kforce completed an annual test for goodwill impairment as required and found no impairment existed at December 31, 2006. Kforce utilizes two primary methods in its annual assessment of goodwill, a discounted cash flow method and a market approach (the guideline public company method), and considers the results of each to value its reporting units. The discounted cash flow method is an income approach whereby the value of the reporting unit is determined by discounting each reporting unit’s expected future cash flows at an appropriate discount rate. The guideline public company method is an approach that applies pricing multiples derived from comparable publicly traded guideline companies to the respective reporting unit to determine its value.

Other intangible assets consist of customer relationships, trademarks, and non-compete agreements. Accumulated amortization on intangible assets was $15,469 and $11,096 as of September 30, 2007 and December 31, 2006, respectively. Amortization expense on intangible assets was $1,414 and $4,373 for the three and nine months ended September 30, 2007 and $1,127 and $3,277 for the same periods in 2006, respectively. The estimated aggregate amortization expense for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 will be $3,952, $2,103, $1,558, $1,223 and $1,196, respectively.

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the nine months ended September 30, 2007:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Balance as of December 31, 2006	$130,598	$19,859	$12,529	$59,316	$222,302
Adjustment to Hall Kinion Goodwill	(205)	(38)	—	—	(243)
Adjustment to PCCI Goodwill (discussed in Note C)	3,563	—	—	804	4,367
Adjustment to Bradson Goodwill	—	—	—	33	33

Balance as of September 30, 2007	$133,956	$19,821	$12,529	$60,153	$226,459

NOTE C—ACQUISITIONS

Acquisition of PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI, H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for approximately $60,000 (the “Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. In April 2007, Kforce released $4,647 of the remaining $5,000 to PCCI. The remaining $353 in escrow is subject to an indemnity claim filed by Kforce with the escrow agent, for certain claims as provided for under the Merger Agreement and the related Escrow and Exchange Agent Agreement, which is expected to be received by Kforce during the fourth quarter of 2007. Kforce recorded an adjustment to goodwill of $4,367 in 2007 due to changes in the deferred tax liability estimates of $280 and distributions from escrow of $4,647.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), produced revenue of approximately $95,000 in technology staffing and the federal government IT services sector during the 12 months ended December 31, 2005. Approximately 35% of that revenue was generated in the government sector through primarily prime contract relationships. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the federal government and commercial sectors. The results of PCCI’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements.

Acquisition of Bradson Corporation

On October 1, 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation (“Bradson”), Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce (“KGH”), Ronald M. Bradley, individually and on behalf of the other shareholders. Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73,000 (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4,000 in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility. On October 2, 2006, KGH placed into escrow $5,000 of the total Purchase Price to secure Bradson’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. The escrow period is anticipated to expire on December 1, 2007 at which time the final dissolution of the escrow funds will be determined. KGH, Bradson, and the shareholders have made certain customary representations, warranties and covenants in the Stock Purchase Agreement. Kforce is a party to the Stock Purchase Agreement as a guarantor of the performance of all obligations of KGH, including all obligations to make the payments of the Purchase Price to the shareholders. The results of Bradson’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements.

Bradson was a privately held company based in Arlington, Virginia, and has been a prime contractor of finance and accounting professional services to the federal government for over 20 years. Bradson’s primary customers include the Department of Defense and the Department of Homeland Security.

The final allocation of the purchase price to the acquired assets and liabilities has not been completed as Kforce has not completed the valuation of intangible assets acquired, which will be completed during the fourth quarter ended December 31, 2007 once all of the necessary information is known. Although the potential impact to the consolidated financial statements is currently unknown, it is reasonably likely that an adjustment will be recorded.

NOTE D—COMMITMENTS AND CONTINGENCIES

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Kforce acquired $199 and $1,562 of furniture and equipment under capital leases during the three and nine months ended September 30, 2007, respectively, and acquired $1,095 and $2,208 of furniture and equipment under capital leases for the same periods in 2006, respectively. Capital lease payments made during the three and nine months ended September 30, 2007 totaled $998 and $2,783, respectively, inclusive of imputed interest of $183 and $411, respectively. Capital lease payments made during the three and nine months ended September 30, 2006 totaled $738 and $1,932, respectively, inclusive of imputed interest of $98 and $285, respectively. Interest on capital leases is calculated using an interest rate of 9%.

Rental expense under operating leases was $2,610 and $8,106 during the three and nine months ended September 30, 2007, respectively, and $2,701 and $8,067 for the same periods in 2006, respectively.

On September 14, 2001, Kforce executed an agreement for lease of its new headquarters and consolidation of its Tampa operations, which is accounted for as an operating lease. Significant terms included the prepayment of rent in the amount of $2,200. The prepayment is being amortized over the 15-year term of the lease. Kforce is required to make minimum annual lease payments escalating from approximately $1,929 to $2,949.

Included in ‘other current debt’ and ‘long-term debt-other’ in the accompanying condensed consolidated balance sheet as of September 30, 2007 is approximately $2,186 and $1,683, respectively, related to the present value of future minimum lease payments on capital leases.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit outstanding for workers compensation obligations totaling $4,177 and for facility lease deposits totaling $1,890.

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

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six month to three year period under certain circumstances. The agreements also provide for a severance payment of one half to three times the annual salary and one half to three times the average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2007, was approximately $31,386 if all of the employees under contract were terminated without good cause by the employer or the employees resign for good cause following a change in control and $12,872 if all of the employees under contract were terminated by Kforce without good cause or the employees resign for good cause in the absence of a change of control.

Kforce has not recorded a liability related to the employment agreements as there have been no events that have occurred that would require payment under the remaining agreements.

NOTE E—PENSION PLAN AND OTHER POST RETIREMENT BENEFITS

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain named executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain the named executive officers. The SERP is a nonqualified benefit plan, and does not include elective deferrals of covered executive officers’ salaries. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP are targeted at 45% of the covered executive officer’s average salary and bonus from the three years where the executive earned the highest salary and bonus during the last ten years of employment, which is subject to adjustment for early retirement and the participant’s vesting percentage. Benefits under the SERP are normally paid for the life of the covered executive officer, but may be commuted to a lump sum present value payment or 10 year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. Normal retirement age under the SERP is defined as age 65. Vesting under the plan is defined as 100% upon the attainment of age 55 and 10 years of service and 0% prior to the attainment of age 55 and 10 years of service. Certain conditions allow for early retirement as early as age 55. Full vesting also occurs if a participant with five years or more of service is terminated by Kforce without good cause. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006, the effective date of the SERP.

SERP Obligation

The SERP obligation as of the beginning of the year and end of the period and the pension expense recorded by Kforce for the SERP for the nine months ended September 30, 2007, are as follows:

Benefit obligation at beginning of year	$4
Service cost	1,285
Interest cost	—
Plan amendment	—
Actuarial (gain)/loss	—
Benefits paid	—

Benefit obligation at end of quarter	$1,289

The total net periodic benefit cost recognized during the three and nine month periods ended September 30, 2007 was $0.4 million and $1.3 million, respectively. There is no funding requirement associated with the SERP. Kforce has not yet determined if any contributions will be made during the remainder of 2007 or 2008.

Assumptions

Weighted average assumptions used to determine the total net periodic benefit cost for the nine months ended September 30, 2007 are as follows:

Discount rate	5.75%
Expected long-term rate of return on plan assets	— (a)
Average assumed rate of compensation increase	2.00%

(a)	Because the SERP was unfunded at September 30, 2007, Kforce has not determined the expected long-term rate of return on plan assets. Once funded, Kforce will determine the long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The discount rate used to determine benefit obligations is based on the interest rate for long-term high-quality corporate bonds using yields for maturities that are in line with the duration of our pension liabilities. The discount rate will be adjusted annually in order to reflect the current level of interest rates at the measurement date.

Effective April 20, 2007, the Board of Directors approved the Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirror that of the SERP and no funding is required by Kforce or the participants because the benefits are fully insured. The net present value of the total liability of the SERHP as calculated pursuant to SFAS 106 was $1,311 as of the date of plan approval. This liability is being accrued ratably based upon the anticipated vesting date of the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date. For the three and nine months ended September 30, 2007, Kforce recorded an expense of $242 and $265, respectively, related to this plan.

NOTE F—STOCK INCENTIVE PLANS

In 1994, Kforce established the Employee Incentive Stock Option Plan that allowed the issuance of Incentive Stock Options. The Employee Incentive Stock Option Plan was subsequently amended in 1996 to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock. The Employee Incentive Stock Option Plan expired in March 2005.

During 1995, Kforce established the Non-Employee Director Stock Option Plan, which authorized the issuance to non-employee directors of options to purchase common stock. The Non-Employee Director Stock Option Plan expired in October 2005.

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

A summary of Kforce’s stock incentive award activity for the nine months ended September 30, 2007 is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN	STOCK INCENTIVE PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF AWARDS GRANTED	TOTAL INTRINSIC VALUE OF OPTIONS EXERCISED
Outstanding as of December 31, 2006	4,169	143	60	4,372	$10.55
Options granted	—	—	53	53	$13.77	$9.53
Options exercised	(534)	(2)	—	(536)	$7.67		$4,068
Options and restricted stock forfeited and expired	(29)	(30)	(10)	(69)	$10.89
SARS granted			469	469	$12.66	$7.53
PARS granted			309	309		$13.33
Restricted Stock granted			80	80		$13.33

Outstanding as of September 30, 2007	3,606	111	961	4,678	$10.25

Unvested awards as of September 30, 2007	—	—	961	961

Exercisable at September 30, 2007	3,606	111	—	3,717	$10.91

Stock Options and Stock Appreciation Rights

During the nine months ended September 30, 2007, Kforce granted options to purchase 53 shares. The options vest 100% at 18 months and 36 months from the date of issuance, depending on the terms of the option awards. Kforce recorded $98 and $210 of compensation expense during the three and nine months ended September 30, 2007, respectively, related to options outstanding.

The valuation of options granted was based upon a Black Scholes model utilizing the following assumptions: dividend yield of 0.0%, risk free rates of 4.9% for options granted, weighted average expected option terms ranging from 3.0 to 6.9 years, and volatility factors ranging from 71% to 74%.

Options expire ten years from the date of grant. Kforce issues new shares upon exercise of options.

During the nine months ended September 30, 2007, Kforce granted 469 SARS. The SARS vest 100% three years from the date of issuance, and vesting is accelerated if the stock price exceeds the stock price at the date of grant by 30% for ten days or as determined by the Board of Directors that the criteria for acceleration have been met. SARS are expensed over the derived service period of 1.8 years. Kforce recorded $496 and $1,489 of compensation expense during the three and nine months ended September 30, 2007, respectively, related to the 2007 issuance of SARS.

The valuation of SARS granted was based upon a Black Scholes valuation model utilizing the following assumptions: dividend yield of 0.0%, risk free rates of 4.5% for SARS granted, weighted average holding period of 3.2 years after the derived service period of 1.8 years and a volatility factor of 67%. The derived service period was determined using a lattice model.

The following tables summarize information about stock options and SARS:

		OPTIONS AND SARS OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING AT SEPTEMBER 30, 2007 (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000—$ 3.150	10	3.1	$2.41	$105
$ 3.151—$ 6.300	590	4.1	4.85	4,725
$ 6.301—$ 9.450	1,168	3.7	8.20	5,449
$ 9.451—$12.600	821	7.2	11.07	1,470
$12.601—$15.750	1,430	4.8	13.82	97
$15.751—$18.900	2	0.2	18.06	—
$18.901—$22.050	1	0.1	20.63	—
$22.051—$25.200	206	0.3	22.38	—
$25.201—$28.350	70	0.6	27.82	—

	4,298	4.6	11.15	$11,846

		OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES		NUMBER EXERCISABLE AT SEPTEMBER 30, 2007 (SHARES)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$ 0.000—$ 3.150		10	$2.41	$105
$ 3.151—$ 6.300		590	4.85	4,725
$ 6.301—$ 9.450		1,168	8.20	5,449
$ 9.451—$12.600		761	10.98	1,430
$12.601—$15.750		909	14.42	—
$15.751—$18.900		2	18.06	—
$18.901—$22.050		1	20.63	—
$22.051—$25.200		206	22.38	—
$25.201—$28.350		70	27.82	—

		3,717	10.91	$11,709

Restricted Stock and Performance Accelerated Restricted Stock

During the quarter ended March 31, 2007, Kforce granted 65 shares of restricted stock and 309 shares of PARS to certain members of senior management. During the quarter ended June 30, 2007, Kforce granted 15 shares of restricted stock to certain members of senior management. The restricted stock has a six year vesting period. The PARS have a six-year vesting period and vesting is accelerated if the stock price exceeds the stock price at the date of grant by 50% for ten days or as determined by the Board of Directors that the criteria for acceleration have been met. Restricted stock is expensed over the six-year vesting period. PARS are expensed over the derived service period, which was determined using a lattice model, of 4.0 years, subject to any acceleration provisions being met.

The value of restricted stock and PARS is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. Kforce recorded $302 and $817 of compensation expense during the three and nine months ended September 30, 2007, respectively, related to the 2007 issuance of Restricted Stock and PARS.

As of September 30, 2007, there was $7,066 of unrecognized compensation expense related to the 961 shares of non-vested options, SARS, PARS and restricted stock.

NOTE G—ALTERNATIVE LONG-TERM INCENTIVE GRANT

On February 21, 2006, Kforce granted to certain members of senior management an alternative long term incentive valued at $1,744 (the “ALTI”) on the grant date. The terms of the ALTI grant state that the ALTI vests fully on January 1, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 1, 2008. In addition, if the average closing price of Kforce’s common stock during the period of January 1, 2006 to December 31, 2006, was below $6.71, the full amount of the ALTI would have been forfeited. The average closing stock price remained above $6.71 during 2006 and therefore the ALTI was not forfeited. Kforce has valued this grant using a Monte Carlo simulation at $1,988 as of September 30, 2007, and is amortizing this value over the vesting period of February 21, 2006 to January 1, 2008. During the three and nine months ended September 30, 2007, Kforce recorded compensation expense of $(85) and $853, respectively, as compared to $146 and $602 in the comparable periods in 2006, respectively. Kforce will update the fair value of the ALTI determined under the Monte Carlo simulation through the vesting date of January 1, 2008.

NOTE H—UNCERTAIN INCOME TAX POSITIONS

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The adoption of FIN 48 did not result in Kforce recognizing any increase or decrease in liability for unrecognized tax benefits at January 1, 2007. The balance of unrecognized tax benefits at January 1, 2007 was $877. The entire amount of these unrecognized tax benefits, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. Kforce had no unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate.

Kforce recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on January 1, 2007, Kforce had recorded $181 for interest and penalties related to purchase business combinations.

During the quarter ended March 31, 2007, Kforce recognized $243 of unrecognized tax benefits that resulted in a decrease to goodwill at March 31, 2007, related to a prior purchase business combination. Kforce also settled a state examination in the amount of $131 that resulted in a decrease in liability for unrecognized tax benefits.

For the quarter ended September 30, 2007, there were no changes recorded in the balance of unrecognized tax benefits. As of September 30, 2007, the balance of unrecognized tax benefits is approximately $503 of which approximately $130 is expected to be settled within the next 12 months as a result of an ongoing state income tax audit.

Kforce and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various states. One of Kforce’s subsidiaries files in a foreign jurisdiction. With few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S income tax examinations by tax authorities for years before 2002.

NOTE I—SEGMENT ANALYSIS

Kforce reports segment information in accordance with SFAS 131, Disclosures about Segments of Enterprise and Related Information, which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. SFAS 131 requires a management approach in determining reportable segments of an organization. The management approach designates the internal organization that is used by management for making operational decisions and addressing performance as the source of determining Kforce’s reportable segments. Kforce’s internal reporting follows its four functional service offerings: Tech, FA, HLS and Government.

Historically, and through September 30, 2007, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	TECHNOLOGY	FINANCE AND ACCOUNTING	HEALTH AND LIFE SCIENCES	GOVERNMENT SOLUTIONS	TOTAL
Three months ended September 30:
2007
Net service revenues
Flexible billings	$124,373	$45,082	$56,404	$15,824	$241,683
Search fees	7,967	10,946	1,464	—	20,377

Total revenue	$132,340	$56,028	$57,868	$15,824	$262,060

Gross profit	$44,469	$26,353	$19,261	$6,194	$96,277
2006
Net service revenues
Flexible billings	$110,720	$53,329	$48,788	$6,375	$219,212
Search fees	7,417	10,737	1,334	—	19,488

Total revenue	$118,137	$64,066	$50,122	$6,375	$238,700

Gross profit	$38,594	$28,486	$16,433	$1,888	$85,401

Nine months ended September 30:
2007
Net service revenues
Flexible billings	$364,069	$143,661	$161,377	$45,313	$714,420
Search fees	23,055	33,072	3,745	—	59,872

Total revenue	$387,124	$176,733	$165,122	$45,313	$774,292

Gross profit	$127,712	$80,741	$52,535	$17,848	$278,836
2006
Net service revenues
Flexible billings	$316,551	$158,103	$147,300	$19,497	$641,451
Search fees	19,156	31,328	3,462	—	53,946

Total revenue	$335,707	$189,431	$150,762	$19,497	$695,397

Gross profit	$105,276	$82,060	$47,364	$5,630	$240,330

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report and prior-period SEC reports can be obtained free of charge in the “About Us” section of Kforce’s website at www.kforce.com.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, particularly with respect to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MDA”). Additional written or oral forward-looking statements may be made by Kforce from time to time, in filings with the SEC or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but may not be limited to, projections of revenue, income, growth, losses, cash flows, capital expenditures, plans for future operations, the effects of interest rate variations, financing needs or plans, plans relating to our products or services, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “plans”, “believes” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Who We Are

We are a national provider of professional and technical specialty staffing services and solutions. At September 30, 2007, we operated 68 field offices in 41 markets and we currently provide services in 50 states and the District of Columbia through these offices and/or from our headquarters in Tampa, Florida. We also have a field office in the Philippines providing offshore outsourcing solutions. We provide our clients staffing and solution services through four business segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“Government”). Substantially all Tech and FA services are sold and delivered through our field offices. The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties. The sales and delivery functions of substantial portions of HLS, particularly Clinical Research and HIM, are concentrated in our headquarters. Substantially all the services of our Government segment are sold and delivered through contracts with federal government agencies by a subsidiary company located in the Washington, D.C. metropolitan area. Our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, and national sales initiatives, in addition to the traditional “back office” support services such as payroll, billing, accounting, legal, tax, data processing and marketing, which are highly centralized.

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

Flex revenues also include solutions provided through our Government segment. This revenue involves providing longer term contract services to the customer primarily on a time and materials basis.

The Flex business comprised 92.2% of our revenues for the quarter ended September 30, 2007. Flex revenues are driven by hours billed, billing rates and billable expenses. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate costs. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs and commissions and other compensation and benefits for associates, as well as minimizing the other operating costs necessary to effectively support such activities.

Search

The Search business is a smaller, yet important part of our business that involves locating permanent employees for our clients. We primarily perform searches on a contingency basis, with fees being earned only if personnel are hired by our clients. Fees are typically structured as a percentage of the placed individual’s first-year annual compensation. We recruit permanent employees from our Flex consultant population, from the job boards, and from candidates we identify who are currently employed and not actively seeking another position. Sometimes consultants initially work with clients on a Flex basis and then later are converted into permanent employees, for which we also receive Search fees. Clients and recruits are often targets for both Flex and Search services, and this common focus contributes to our objective of providing integrated solutions for substantially all of our clients’ human capital needs.

Search revenues are driven by placements made and the fees billed. There are no consultant payroll costs associated with the placement and thus all Search revenue generally increases gross profit by a like amount. Search associate commissions, compensation and benefits are included in SG&A. Search revenues comprised 7.8% of revenues for the quarter ended September 30, 2007.

Our Industry

We serve Fortune 1000 companies and the federal government, as well as small and mid-size local and regional companies, with our top ten clients representing approximately 18.4% of revenues as of September 30, 2007. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing a limited service offering to a small local client base. We believe Kforce is one of the ten largest publicly-traded specialty staffing firms in the United States, that these ten firms combined have a market share of less than 24% of the applicable market and that no single firm has larger than an approximate 7% market share. Competition in a particular market can come from many different companies, either large or small. However, we believe that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, may provide a competitive advantage particularly with larger clients that have operations in multiple markets.

Selected industry reports indicate the United States temporary staffing industry has shown revenue levels of approximately $81 billion in 2004, $107 billion in 2005, and $119 billion in 2006. While no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular, we believe that sustained economic growth could stimulate continued demand for substantial additional U.S. workers or, conversely, an economic slowdown will cause demand for additional U.S. workers to contract. We also believe that our three areas of functional focus, Tech, FA and HLS, will be among the higher growth categories in both the short and long-term and that over the long-term, temporary staffing may become a higher percentage of total jobs, particularly in the professional, technical and government areas. We also believe that the Government segment could have more stable growth during variable economic cycles due to the growth of the federal agencies that are customers of Kforce and also partially due to the use of outsourced labor by many government agencies to replace employees who are retiring. In our opinion, the recent positive trends in our operating results, which we believe have been enhanced by the streamlining of our operations and centralizing of certain support functions, have positioned Kforce well for the future.

There can be no assurance that customer demand or pricing in Kforce’s specialty staffing or government solutions sectors will continue to grow. In addition, Kforce has a number of competitors that are increasingly utilizing a lower-priced staffing preferred-vendor model (VOP/VMS). In addition, many clients are seeking “offshore” solutions, which could negatively impact many of the Kforce business segments. Also, competition for skilled candidates, such as finance and accounting candidates, has increased. Each of these factors, among others, may impact the future growth and profitability of Kforce.

Kforce anticipates continued growth which may be organic and/or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial.

Highlights

The sections that follow this overview discuss and refer to critical accounting estimates and recent pronouncements, Kforce’s results of operations and important aspects of its liquidity and capital resources. Set forth below are what we believe to be important highlights of our operating results and our positioning for the future. Such highlights should be considered in the context of all of the discussions herein and in conjunction with the Financial Statements. We believe the following are the most significant highlights:

•	We achieved record net service revenues for the three months ended September 30, 2007 of $262.1 million with growth of 9.8% over the comparable period in 2006.

•	Our average billing rate increased 9.7% and 8.3% for the three and nine months ended September 30, 2007 over the comparable periods in 2006.

•	Search revenues increased 4.6% to $20.4 million for the three months ended September 30, 2007 from $19.5 million for the comparable period in 2006.

•	Gross profit margins increased 4.2% for the nine months ended September 30, 2007 to 36.0% as compared to 34.6% during the comparable period of 2006.

•

Income from operations increased to 7.4% of revenues for the third quarter of 2007 versus 6.6% for the third quarter of 2006. The increases are principally due to higher gross profit margins resulting from an increase in the spread between bill and pay rates as well as business mix.

•

Cash flows from operations were $41.8 million, which allowed for a reduction in outstanding borrowings under the Credit Facility of approximately $32.1 million during the nine months ended September 30, 2007.

•	We believe that the quality of accounts receivable, our primary operating asset, continues to be good, with an allowance for doubtful accounts and fallouts of 2.0% of gross trade accounts receivable.

CRITICAL ACCOUNTING ESTIMATES

The SEC has indicated that “critical accounting estimates” may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and due to their material impact on financial condition or operating performance. For a discussion of our critical accounting estimates, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates and Recent Pronouncements” in our Annual Report on Form 10-K for the year ended December 31, 2006. The only significant change in our critical accounting policies and estimates is related to the adoption of FIN 48 effective January 1, 2007, which has been discussed in Note H “Uncertain Income Tax Positions” to the Unaudited Condensed Consolidated Financial Statements.

See Note A “Recently Issued Accounting Pronouncements” to the Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

Kforce continued its trend of strong financial results in the third quarter of 2007. In comparison with the third quarter of 2006, Kforce experienced significant increases in revenues, gross profit and gross profit as a percentage of revenues; and a strong improvement in income before income taxes. Selling, general and administrative expenses as a percentage of revenues decreased slightly as compared to the third quarter of 2006, which is due mostly to an increase in net service revenues of 9.8% while maintaining a focus on operating expenses. This was partially offset by an increase in overall compensation and commission expense resulting from increases in associate headcount to increase capacity and leverage our business model over the comparable period in 2006. In addition, both the Flex and Search components of our revenues have shown growth throughout 2007 and 2006; however, it remains difficult to predict whether there will be continued steady growth in our Search business.

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

The acquisition of PCCI, effective January 31, 2006, and Bradson, effective October 1, 2006, which have been discussed in Note C “Acquisitions” to the Unaudited Condensed Consolidated Financial Statements, continue to impact our financial results and business drivers. As a result of the integration, revenues and costs contributed by the acquisition of PCCI’s commercial business were merged into the Kforce’s Tech business segment, making it not possible to accurately estimate the impact of the acquired businesses on Kforce’s Tech revenues and margins. We have segregated the revenue and gross margin for government business contributed by the acquisition of PCCI and Bradson in the Government reporting segment. Exclusive of any impacts of the acquisitions, we believe that demand is increasing and gross profit is growing in all business segments. In addition, we believe that the acquisitions have provided a positive impact on Flex revenues for the Tech and Government segments. Search business and the FA and HLS segments were not materially affected by the acquisitions.

The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Service Revenue by Segment:
Tech	50.5%	49.5%	50.0%	48.3%
FA	21.4	26.8	22.8	27.2
HLS	22.1	21.0	21.3	21.7
Government	6.0	2.7	5.9	2.8

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	92.2%	91.8%	92.3%	92.2%
Search	7.8	8.2	7.7	7.8

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	36.7%	35.8%	36.0%	34.6%
SG&A	27.9%	28.0%	27.6%	27.4%
Depreciation and amortization	1.5%	1.2%	1.4%	1.1%
Income before taxes	7.0%	6.2%	6.5%	5.6%
Net income	4.2%	3.7%	3.9%	3.3%

Results of Operations for each of the Three and Nine Months Ended September 30, 2007 and 2006.

Net service revenues. Net service revenues increased 9.8% and 11.3%, respectively, to $262.1 million and $774.3 million for the three and nine months ending September 30, 2007, respectively, as compared to $238.7 million and $695.4 million for the same periods in 2006. The increase was comprised of a $0.9 million and $5.9 million increase in Search fees and a $22.5 million and $73.0 million increase in Flex revenues for the three and nine months ended September 30, 2007, respectively, as described below.

	Flex	Search
Three months ended (in 000’s)
Tech
2007 Revenue	$124,373	$7,967
2006 Revenue	$110,720	$7,417
Percent Increase	12.3%	7.4%
FA
2007 Revenue	$45,082	$10,946
2006 Revenue	$53,329	$10,737
Percent (Decrease) Increase	(15.5)%	1.9%
HLS
2007 Revenue	$56,404	$1,464
2006 Revenue	$48,788	$1,334
Percent Increase	15.6%	9.8%
Government
2007 Revenue	$15,824	—
2006 Revenue	$6,375	—
Percent Increase	148.2%	—

Nine months ended (in 000’s)
Tech
2007 Revenue	$364,069	$23,055
2006 Revenue	$316,551	$19,156
Percent Increase	15.0%	20.4%
FA
2007 Revenue	$143,661	$33,072
2006 Revenue	$158,103	$31,328
Percent (Decrease) Increase	(9.1)%	5.6%
HLS
2007 Revenue	$161,377	$3,745
2006 Revenue	$147,300	$3,462
Percent Increase	9.6%	8.2%
Government
2007 Revenue	$45,313	—
2006 Revenue	$19,497	—
Percent Increase	132.4%	—

Flexible Billings. Flex revenues in the FA segment decreased 15.5% and 9.1% for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The decrease in Flex revenues for FA for the three and nine months ended September 30, 2007 as compared to the comparable periods in 2006 was primarily due to the following: (i) the conclusion of project-specific business with a few significant customers that had both high volume and high bill rates, (ii) an increased focus on clients providing higher gross margins and (iii) a decline in mortgage related client needs due to the decline in the mortgage lending market, which now represents less than 1% of net service revenues. Tech, HLS and Government grew by 12.3%, 15.6% and 148.2%, respectively, for the three months ended September 30, 2007 compared to the same period in 2006. Tech, HLS and Government grew by 15.0%, 9.6% and 132.4%, respectively, for the nine months ended September 30, 2007 compared to the same period in 2006. The growth of Government was primarily related to the acquisition of Bradson.

The primary drivers of Flex billings are the number of hours and bill rate per hour. Essentially, the number of hours is a result of the number of assignments available requiring temporary staffing personnel. Continued economic growth and our focus on pricing and customer profitability contributed to the increase in the average bill rate per hour to $55.32 and $54.01, respectively, during the three and nine months ended September 30, 2007 from $50.43 and $49.88, respectively, compared to the same periods in 2006.

Total hours increased 0.6% to 4.3 million hours for the three months ended September 30, 2007 from 4.2 million hours for the same period in 2006. Total hours increased 2.8% to 12.9 million hours for the nine months ended September 30, 2007 from 12.6 million hours for the same period in 2006. Flex hours for the three and nine months ended September 30, 2007 and 2006 by segment, were as follows:

	2007	2006	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	1,863	1,714	8.7%
FA	1,251	1,499	(16.5)
HLS	988	958	3.1
Government	169	76	120.7

Total Hours	4,271	4,247	0.6%

Nine Months Ended (in 000’s)
Tech	5,485	4,923	11.4%
FA	4,026	4,597	(12.4)
HLS	2,918	2,832	3.0
Government	502	227	120.7

Total Hours	12,931	12,579	2.8%

The changes in billable expenses for Tech, FA, HLS and Government are primarily attributable to increases or decreases in project work. Flex billable expenses included in revenues, by segment, for the three and nine months ended September 30, were as follows:

	2007	2006	Increase (Decrease)
Three Months Ended (in 000’s)
Tech	$655	$1,065	(38.5)%
FA	33	279	(88.1)
HLS	4,650	3,615	28.6
Government	91	76	18.4

Total Billable Expenses	$5,429	$5,035	7.8%

Nine Months Ended (in 000’s)
Tech	$2,637	$2,386	10.5%
FA	236	512	(53.9)
HLS	12,832	10,687	20.1
Government	283	480	(41.1)

Total Billable Expenses	$15,988	$14,065	13.7%

Search Fees. Search fees are primarily driven by changes in both the average placement fee and number of placements. While total placements decreased 2.0% to 1,411 from 1,440, the average placement fee increased 6.7% to $14,438 from $13,531 for the three months ended September 30, 2007 as compared to the same period in 2006. Total placements increased 3.6% to 4,208 from 4,063 while the average placement fee also increased 7.2% to $14,228 from $13,279 for the nine months ended September 30, 2007 as compared to the same period in 2006. Search activity historically increases after economic conditions have shown sustained improvement and is strongest during the peak of an economic cycle, although there can be no assurance that this historical trend will be followed in the current cycle.

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net service revenues. Consistent with industry practices, gross profit dollars from search fees are equal to revenues, because there are generally no direct costs associated with such revenues. Gross profit increased 12.7% to $96.3 million and 16.0% to $278.8 million for the three and nine months ended September 30, 2007, respectively, from $85.4 million and $240.3 million for the same periods in 2006. Gross profit as a percentage of net service revenues increased to 36.7% and 36.0% for the three and nine months ended September 30, 2007, respectively, as compared to 35.8% and 34.6% for the same periods in 2006.

The increase in gross profit is primarily attributable to increases in volume for Search and Flex, an overall increase in the spread between bill rate and pay rate for flexible personnel (“Flex Rate”) and an increase in the average Search placement fee for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The increase in Flex gross profit for the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, was $10.0 million and $32.6 million, respectively, resulting from a $0.4 million increase in volume and a $9.6 million increase in Flex Rate and a $6.0 million increase in volume and a $26.6 million increase in Flex Rate, respectively. The increase in Search gross profit of $0.9 million and $5.9 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was comprised of a $0.4 million decrease in volume and a $1.3 million increase in rate and a $2.1 million increase in volume and a $3.8 million increase in rate for the three and nine months, respectively.

Changes in total gross profit percentage by segment for the three and nine months ended September 30, 2007 were as follows:

	2007	2006	Increase
Three Months Ended
Tech	33.6%	32.7%	2.9%
FA	47.0%	44.5%	5.8%
HLS	33.3%	32.8%	1.5%
Government	39.1%	29.6%	32.1%
Total gross profit percent	36.7%	35.8%	2.7%

Nine Months Ended
Tech	33.0%	31.4%	5.2%
FA	45.7%	43.3%	5.5%
HLS	31.8%	31.4%	1.3%
Government	39.4%	28.9%	36.4%
Total gross profit percent	36.0%	34.6%	4.2%

The increase in total gross profit percentage for the three and nine months ended September 30, 2007, as compared to the same periods in 2006 was primarily the result of increases in both Flex gross profit percentage and an increase in Search revenues. The increase in total gross profit percentage for Government for the three and nine months ended September 30, 2007, primarily relates to the acquisition of Bradson in October 2006.

Flex gross profit, year over year, has seen continued overall improvement due to Kforce’s ability to manage bill rates over pay rates. The Flex Gross Profit Rate improved throughout 2006, and has continued through the first three quarters of 2007. Below is a table detailing Flex gross profit percentages for the three and nine months ended September 30, by segment:

	2007	2006	Increase
Three Months Ended
Tech	29.3%	28.2%	4.2%
FA	34.2%	33.3%	2.7%
HLS	31.6%	30.9%	1.9%
Government	39.1%	29.6%	32.1%
Total flex gross profit percent	31.4%	30.1%	4.4%

Nine Months Ended
Tech	28.7%	27.2%	5.7%
FA	33.2%	32.1%	3.4%
HLS	30.2%	29.8%	1.4%
Government	39.4%	28.9%	36.4%
Total flex gross profit percent	30.6%	29.1%	5.5%

Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses increased to $73.1 million and $213.9 million, for the three and nine months ended September 30, 2007, respectively, as compared to $66.9 million and $190.6 million for the same periods in 2006.

SG&A expenses as a percentage of net service revenues remained relatively flat at 27.9% for the three months ended September 30, 2007 as compared to 28.0% in the comparable period in 2006, which was primarily attributable to (i) an increase in compensation and benefits, (ii) a decrease in commissions and (iii) decreases in other expenses such as lease, travel and professional fees as a percentage of revenue as a result of a focus on cost containment. The increase in compensation and benefits as a percentage of net service revenues is a result of increased bonuses reflecting our guiding principle related to pay-for-performance compensation plans, increased expenses driven by the implementation of additional incentive plans, increased headcount as well as increases in health insurance costs. The decrease in commissions as a percentage of net service revenues is primarily related to a significant increase in net service revenues in the Government segment as a percentage of Kforce’s overall net service revenues, which are non-commissionable sales. SG&A expenses as a percentage of net service revenues increased to 27.6% for the nine months ended September 30, 2007 as compared to 27.4% in the comparable period in 2006, which was primarily attributable to an increase in compensation costs. Total commissions, compensation, payroll taxes, and benefits costs were $61.3 million and $175.8 million, which represented 83.8% and 82.2% of total SG&A for the three and nine months ended September 30, 2007, respectively, and $53.6 million and $149.8 million representing 80.2% and 78.6% of total SG&A for the same periods in 2006, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity. Therefore, as gross profit levels increase, compensation levels are also generally anticipated to increase.

Depreciation and amortization. Depreciation and amortization increased 37.4% and 35.9% to $3.8 million and $10.8 million for the three and nine months ended September 30, 2007, respectively, compared to $2.8 million and $7.9 million for the same periods in 2006, respectively. The increase in expense for the periods ended September 30, 2007 as compared to the same periods in 2006 was primarily due to amortization of intangible assets related to the PCCI and Bradson acquisitions during 2006, depreciation of computer hardware and other furniture and equipment under capital leases, the commencement of amortization related to the new back office computer software which went live in August 2007, and an overall increase in leasehold improvements and other capital expenditures as the business continues to grow.

Kforce implemented additional back office software modules, which we believe will enhance the efficiency and productivity of our sales and delivery activities such as our order, time entry, billing and cash receipt processes as well as improve customer service. The additional back office software modules went live during August 2007. As of September 30, 2007, Kforce has capitalized costs of approximately $10.7 million related to this implementation. Based upon the estimated useful life of the software, Kforce believes that this will lead to an increase in software amortization of approximately $0.5 million per quarter as well as maintenance costs, which are expensed as incurred. Kforce does not expect to capitalize or incur any significant costs subsequent to September 30, 2007 related to the back office software modules.

Other expense, net. Other expense, net increased 30.1% and 44.5% to $1.1 million and $3.9 million for the three and nine months ended September 30, 2007, respectively, from $0.8 million and $2.7 million for the same periods in 2006. The increase of $0.3 million and $1.2 million, respectively, was primarily due to an increase in interest expense resulting from increases in debt balances related to the acquisitions of PCCI and Bradson. As a result of Kforce’s continued emphasis on paying down outstanding debt during 2007, corresponding decreases in interest expense have been realized during 2007.

Income before taxes. Income before taxes for the three and nine months ended September 30, 2007, increased to $18.2 million and $50.3 million, respectively, as compared to $14.9 million and $39.1 million for the same periods in 2006, as a result of the factors discussed above.

Income tax expense. For the three and nine months ended September 30, 2007, Kforce has recorded total income tax expense of $7.2 million and $19.9 million, respectively, compared to total income tax expense of $6.1 million and $15.8 million for the same periods in 2006. Income tax expense as a percentage of income before taxes for the three and nine months ended September 30, 2007 was 39.5% as compared to the comparable periods in 2006 of 40.7% and 40.5%, respectively.

Net income. Net income increased to $11.0 million and $30.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $8.8 million and $23.3 million for the same periods in 2006, primarily as a result of the factors discussed above.

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

Cash and Equivalents

Cash and equivalents totaled $1.1 million and $0.8 million at September 30, 2007 and 2006, respectively. Kforce generated $41.8 million of cash from operating activities, used $12.1 million of cash in investing activities and used $30.2 million in financing activities, during the nine months ended September 30, 2007. For the nine months ended September 30, 2006, Kforce generated $23.6 million of cash from operating activities, used $71.4 million of cash in investing activities and generated $11.5 million in financing activities.

Operating Activities

During the nine months ended September 30, 2007, cash flow provided by operations was approximately $41.8 million, resulting primarily from net income of $30.4 million, an increase in accounts payable and other accrued liabilities of $7.4 million, an increase in accrued payroll costs of $13.2 million, deferred income tax expense of $5.9 million, and depreciation and amortization of $10.8 million, offset primarily by an increase in trade receivables of $33.2 million.

Kforce’s gross accounts receivable were $169.9 million at September 30, 2007, which was a $32.7 million increase from $137.2 million at December 31, 2006. The majority of this increase is due to increased revenues.

At September 30, 2007, Kforce had $86.9 million in positive working capital, which includes $1.1 million of cash and cash equivalents. Our current ratio (current assets divided by current liabilities) was 1.93 at September 30, 2007. If we continue to experience significant revenue growth, we may need to finance these increases. Currently, we believe adequate capacity exists for this purpose under the Credit Facility as described below.

During the nine months ended September 30, 2006, cash flow provided by operations was approximately $23.6 million, resulting primarily from net income of $23.3 million, adjusted for non-cash items of $19.5 million and net cash used by changes in working capital of $19.2 million.

Investing Activities

During the nine months ended September 30, 2007, cash flow used in investing activities was $12.1 million. The primary driver for the use of cash in investing activities was capital expenditures which totaled $9.7 million and premiums paid for Kforce owned life insurance related to deferred compensation plans which totaled $2.9 million. These capital expenditures were primarily for new software development, field office growth and computer equipment refreshes. We believe we have sufficient cash and borrowing capacity to fund these and such other capital expenditures as are necessary to operate our business.

During the nine months ended September 30, 2006, cash flow used in investing activities was $71.4 million. This was primarily composed of acquisitions of businesses, net of cash received, of $64.6 million, capital expenditures of $4.0 million and premiums paid for Kforce owned life insurance related to deferred compensation plans of $2.9 million.

Financing Activities

During the nine months ended September 30, 2007, cash flow used in financing activities was $30.2 million, resulting primarily from $32.1 million in net payments to our Credit Facility. In addition, Kforce received proceeds of $4.1 million from the exercise of stock options and repaid certain capital expenditure financing totaling $3.2 million.

During the nine months ended September 30, 2006, cash flow provided by financing activities was $11.5 million. This resulted primarily from $3.3 million of net borrowings on our Credit Facility, proceeds from the exercise of stock options of $9.6 million, excess tax benefit attributable to stock options and restricted stock of $4.1 million and repurchase of common stock and repayment of capital expenditure financing totaling $5.5 million.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are limited to $140 million, including a revolving loan tranche of up to $125 million (the “Revolving Loan Amount”) and a $15 million sub-limit for letters of credit. An additional revolving loan tranche (the “Additional Availability Amount”) allowed up to $25 million before its retirement in April 2007. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount, which is now retired, bore interest at a rate of LIBOR plus 1.25% or Prime, and outstanding borrowings under the Additional Availability Amount bore interest at a rate of LIBOR plus 3% or Prime plus 1.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus 1.25% per annum of the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements. The Credit Facility expires on November 3, 2011.

On April 2, 2007, Kforce retired the Additional Availability Amount, thereby reducing the interest rate on outstanding debt to 6.6%.

On June 23, 2005, the Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. At September 30, 2007, and October 31, 2007 Kforce repurchased approximately 20.7 million shares for $120.2 million under this plan. No shares have been repurchased during 2007. Therefore, approximately $14.8 million was available under the current board authorization as of September 30, 2007 and October 31, 2007. Additional stock repurchases could have a material impact on cash flow requirements for the next twelve months.

In addition to the $54.3 million and $63.1 million outstanding, the amounts available under the Credit Facility as of September 30, 2007 and October 31, 2007 were $68.3 million and $60.7 million, respectively.

Contractual Obligations and Commercial Commitments

Summarized below are Kforce’s obligations and commitments to make future payments under lease agreements and debt obligations as of September 30, 2007:

(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating leases	$42,580	$10,203	$12,885	$7,507	$11,985
Capital leases	4,370	2,547	1,705	118	—
Credit facility	54,320	—	—	54,320	—
Interest payable – credit facility	15,083	3,694	7,387	4,002	—
Liability for unrecognized tax benefits	130	130	—	—	—
Deferred compensation plan liability	13,691	764	1,082	290	11,555

Total	$130,174	$17,338	$23,059	$66,237	$23,540

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

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $6.1 million outstanding for workers compensation obligations and facility lease deposits.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Kforce has excluded approximately $370 related to liabilities for unrecognized tax benefits under FIN 48 from the contractual obligations table above due to uncertainty with respect to expected settlement.

We believe that existing cash and cash equivalents, cash flows from operations, and borrowings under the Credit Facility will be adequate to meet capital expenditure and working capital requirements of current operations for at least the next twelve months. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties.

Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Kforce is exposed to a variety of risks, including changes in interest rates on borrowings. As of September 30, 2007, the outstanding borrowings of $54.3 million under the Credit Facility bear interest at a rate of approximately 6.8%. Given these rates, interest expense for a period of one year would be approximately $3.7 million. Kforce does not believe that the potential impact of fluctuations in interest rates is significant; however, a 1% change in rates would have an annual effect of approximately $543 on our interest expense. Kforce does not engage in trading market risk sensitive instruments for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our principal executive and principal financial officers, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

We have implemented additional back office software modules, which went live during August 2007. Management believes that this software will enhance the efficiency and productivity of sales and delivery activities such as the order, time entry, billing and cash receipt processes and also improve customer service. As with any new information technology application we implement, this application, along with the internal controls over financial reporting affected or potentially affected by the implementation, were appropriately assessed as to their continued effectiveness. We concluded, as part of our evaluation described in the above paragraph, that the implementation of this software has not materially affected, and is not likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Control over Financial Reporting

Because of the inherent limitations reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007, Kforce made no repurchases of its common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Kforce held its Annual Meeting of Shareholders on June 19, 2007. Kforce has furnished the required information related to the Shareholders meeting in our Form 10-Q for the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (3)

3.1b	Articles of Amendment to Articles of Incorporation. (3)

3.1c	Articles of Amendment to Articles of Incorporation. (3)

3.1d	Articles of Amendment to Articles of Incorporation. (4)

3.1e	Articles of Amendment to Articles of Incorporation. (2)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(3)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(4)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(5)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Date:	October 31, 2007

Kforce Inc.
(Registrant)

By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Vice President, Chief Accounting Officer
(Principal Accounting Officer)
Date:	October 31, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (3)

3.1b	Articles of Amendment to Articles of Incorporation. (3)

3.1c	Articles of Amendment to Articles of Incorporation. (3)

3.1d	Articles of Amendment to Articles of Incorporation. (4)

3.1e	Articles of Amendment to Articles of Incorporation. (2)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed May 9, 1996.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(3)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004 as amended.
(4)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(5)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.