Form 10-K
period 2007-12-31
KFORCE  INC
filed 2008-02-27
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2007, was approximately $567,347,352. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 26, 2008, was 40,080,386.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders to be held June 17, 2008 (“Proxy Statement”)	Part III

KFORCE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This document contains forward-looking statements, particularly with respect to Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Additional written or oral forward-looking statements may be made by Kforce from time to time, in filings with the Securities and Exchange Commission (“SEC”) or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Company Overview

We are a national provider of professional and technical specialty staffing services and solutions and operate through our corporate headquarters in Tampa, Florida as well as our 67 field offices, which cover 41 markets throughout the United States and the District of Columbia, and 1 office in Manila, Philippines. Kforce is a Florida corporation and was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Kforce completed its Initial Public Offering in August 1995. Kforce Global Solutions, Inc., one of our subsidiaries, provides outsourcing solutions internationally through an office located in Manila, Philippines. Our international operations comprised less than 1% of net service revenues for the years ended December 31, 2007 and 2006. We provide our clients staffing services and solutions through four business segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). The HLS segment includes our Clinical Research, Scientific, Healthcare-Nursing (“Nursing”) and Health Information Management (“HIM”) specialties, all of which are within the Health and Life Sciences field. While substantial portions of the sales and delivery functions of our HLS segment, particularly Clinical Research and HIM, are concentrated in the field office located at our corporate headquarters, substantially all of the staffing services for Tech and FA are sold and delivered through our various field offices. Substantially all GS services are sold and delivered through contracts with the Federal government where we serve either as the prime or sub contractor through field offices located in the Washington D.C. metropolitan area.

In addition to the traditional “back office” support services such as payroll, billing, accounting, legal, treasury and tax, which are highly centralized, our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives.

Kforce is focused on providing “staffing solutions” services to our clients, which includes flexible staffing services (“Flex”) and search services (“Search”).

Flex

We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that the consultants have the appropriate skills and experience and they are “the right match” for our clients. In order to be successful in this staffing service, our employees (“associates”) endeavor to: (1) understand and acknowledge the clients’ needs; (2) determine and understand the capabilities of the consultants being recruited; and (3) deliver and manage the client-consultant relationship to the satisfaction of both our clients and our consultants. Proper execution by our associates and our consultants directly impacts the longevity of the assignments as well as increasing the likelihood of being able to generate repeat business with our clients.

The Flex business comprised 92.5% of our revenues for the year ended December 31, 2007 and is driven by the number of total hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”) along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs, commissions as well as other compensation and benefits for our associates. In addition, the Flex model focuses on minimizing other operating costs that are necessary to effectively support such activities.

Flex revenues also include solutions provided through our GS segment. This revenue involves providing longer term contract services to the customer primarily on a time and materials basis.

Search

The Search business is a smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical structure for search fees is based upon a percentage of the placed individual’s annual compensation in their first year of employment, which is known at the time of placement. We recruit permanent employees from our Flex consultant population, from the job boards, our associates’ networks and from passive candidates we identify who are currently employed and not actively seeking another position. Also, there are occasions where consultants are initially assigned to a client on a Flex basis and later are converted to a permanent placement (i.e. as an employee of our client), for which we also receive a Search fee. Kforce targets clients and recruits for both Flex and Search services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the resulting fees billed and are recognized net of an allowance for “fallouts,” which occur when placements do not complete the applicable contingency period. Although the contingency period varies by contract, they are typically ninety days or less. This allowance for fallouts is estimated based upon historical activity of Search placements that did not complete the contingency period. There are no consultant payroll costs associated with the placement and thus substantially all Search revenue increases gross profit by a like amount. Search associate commissions, compensation and benefits are included in SG&A. Search revenues comprised 7.5% of revenue in 2007.

Industry Overview

We serve Fortune 1000 companies as well as the federal government, local and regional companies, and small to mid-sized companies. Our largest ten clients represented 15.7% of revenues for the year ended December 31, 2007. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small, local client base. We believe Kforce is one of the ten largest publicly-traded specialty staffing firms in the United States, that these ten firms combined have a market share of less than 24% of the applicable market, and that no single firm has larger than an approximate 7% market share. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings within our core businesses, and focus on consistent sales and delivery that is highly disciplined, provide a competitive advantage particularly with larger clients that have operations in multiple markets.

The specialty staffing industry is significantly impacted by the state of the economic environment. Based upon the historical evolution of the economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for substantial additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. We also believe that Flex demand generally increases before demand for permanent placements increases. In addition, we feel strongly that the Tech, FA and HLS areas of functional focus will be among the higher growth categories in both the short and long-term. Also, we believe that temporary staffing will become a higher percentage of total jobs, particularly in the professional, technical and government areas, over the long-term.

During 2006, Kforce executed two strategic acquisitions, PCCI Holdings Inc. and Bradson Corporation, in the Federal government contracting space, which created the GS segment. We believe that the results of operations in the GS segment will have more stable growth during variable economic cycles. This is a result of the growth of the Federal agencies that are customers of Kforce such as the Department of Defense and the Department of Homeland Security, which has been spurred by an increase in the use of outsourced labor by many of these governmental agencies in order to replace those employees who are reaching the age of retirement.

According to an industry report published in August 2007, the United States temporary staffing industry has shown estimated revenue levels of $81.8 billion in 2004, $89.4 billion in 2005 and $94.8 billion in 2006 and projected revenue levels of $97 billion in 2007. Of course, no predictions can or should be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

In our opinion, the continued positive trends in our operating results, which we believe have been enhanced by the streamlining of our operations and centralizing certain support functions, have positioned Kforce well for the future. However, there can be no assurance that customer demand for Kforce’s specialty staffing services will continue to grow. In addition, Kforce has a number of competitors that are increasingly utilizing a lower-priced staffing preferred-vendor model. Also, many clients are seeking “offshore” solutions, which could negatively impact many of the Kforce business segments. Finally, the specialty staffing sector is constantly faced with increasing competition for skilled candidates, such as FA and HLS candidates. Each of these factors, among others, may impact the future growth and profitability of Kforce.

Business Strategy

The key elements of our business strategy include the following:

Focus on Value-Added Services. We focus on providing specialty staffing services and solutions to our clients, specifically in the areas of Technology, Finance and Accounting, Health and Life Sciences and Government Solutions. We believe, based upon data published by the U.S. Bureau of Labor Statistics and other sources, that future employment growth may be significant in these sectors. The placement of highly skilled personnel requires operational and technical knowledge to effectively recruit and screen personnel, match them to client needs, and develop and manage the resulting relationships. We believe our historical focus in these markets, combined with our staff’s operating expertise, provides us with a competitive advantage.

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

Operations Overview

Kforce provides staffing services through the following operating segments:

Technology. The Bureau of Labor Statistics lists computer and data processing services among the fastest growing industries over the last decade. The shortage of technical expertise to operate the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Tech services focus primarily on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, and e-business and networking technicians). The economic slowdown of 2000-2003 significantly affected the willingness and ability of companies to commit capital resources to their technology systems/infrastructure. While our Tech staffing revenues increased substantially throughout the three years ended December 31, 2007 and we believe that the long-term business catalysts of technology remain in place, there can be no assurance that spending in the sector will return to the historic levels seen over the last decade.

Finance and Accounting. Our FA personnel provide both temporary staffing and search placement services to our clients in areas such as taxation, budget preparation and analysis, financial reporting, cost analysis, accounts payable, accounts receivable, professional administrative, credit and collections, general accounting, audit services and systems and controls analysis and documentation to support compliance work under Section 404 of the Sarbanes-Oxley Act of 2002. We believe we have built a reputation for providing qualified finance and accounting professionals to businesses. Historically, this business segment typically experiences its strongest demand in the months preceding and subsequent to the end of the calendar year as the result of increased demand for professionals to work on year-end closing and tax-related assignments.

Health and Life Sciences. Our HLS segment consists of skilled professionals and technical services in the clinical research, health care and scientific fields. Examples of positions in these categories are: clinical research associates (“CRAs”) for the pharmaceutical industry, and health care information management professionals and nurses for hospitals. The Scientific specialty group supplies laboratory, research and development, quality assurance and quality control professionals to a variety of industries. This segment is also characterized by long term consultant contracts and relationships.

Government Solutions. Our GS segment provides FA and Tech professionals to the Federal government primarily as a prime contractor. We believe that our proven method for sourcing professional candidates for long-term staffing solutions assignments in combination with the prime contractor relationships, which were acquired through the Bradson Corporation and PCCI Holdings, Inc. acquisitions, will allow us to pursue additional opportunities in the Federal government sector. The Bureau of Labor Statistics estimates 50% of Federal government employees and 70% of Federal senior managers will be eligible to retire by 2010, which we believe represents a significant opportunity to Kforce.

Kforce organizes and manages its FA and Tech business units along regional market lines: Atlantic, Eastern and Western markets. Kforce believes this operational alignment supports a more customer-centric organization, leverages our best leaders, leverages client relationships across functional offerings and streamlines the organization by placing senior management closer to the customer as well as achieving greater cost-efficiency. The HLS and GS segments are organized and managed by specialty because of the unique operating characteristics of each business.

Financial information regarding our business segments is included in Item 8 of Part II.

Acquisitions

Bradson Corporation

During October 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation (“Bradson”), Kforce Government Holdings Inc. (“KGH”), a Florida corporation and a wholly-owned subsidiary of Kforce, Ronald M. Bradley individually and on behalf of the other shareholders. Bradson was a privately-held company based in Arlington, Virginia, and was a prime contractor of finance and accounting professional services to the Federal government for over 20 years. Bradson’s primary customers include the Department of Defense and the Department of Homeland Security. Bradson generated approximately $26 million in revenues during the 12 months ended June 30, 2006.

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73.3 million (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4 million in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s credit facility.

PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc., a Delaware corporation (“PCCI”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI, H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for $63.3 million (the “Purchase Price”) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), provided technology staffing services to commercial clients and the Federal government technology services sector.

As a result of the above acquisitions of Bradson and PCCI, Kforce significantly expanded its presence in providing staffing services to the Federal government.

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

Hall, Kinion & Associates, Inc.

On June 7, 2004, Kforce acquired 100% of the outstanding common stock of Hall, Kinion and Associates Inc. (“Hall Kinion”) and its subsidiaries in exchange for approximately 5.7 million shares of Kforce stock. Hall Kinion specialized in providing technology and finance and accounting related talent on a temporary and permanent basis to its customers primarily in the United States. The results of Hall Kinion’s operations since the date of acquisition have been included in Kforce’s consolidated financial statements. As a result of this acquisition, Kforce expanded its market presence by adding 18 offices, not including 25 offices that were consolidated with existing Kforce offices. The acquisition also expanded Kforce’s service offerings in technology and finance and accounting in certain markets.

As a general practice, Kforce does not compile separate results for former acquisitions because these operations have been fully integrated into Kforce in order to create operational efficiencies. Kforce anticipates continued growth which may be organic and/or through acquisition of other entities that enhance or expand our existing businesses. We believe that we are positioned to acquire and integrate other businesses that are strategically beneficial.

Technology

Our focus for Kforce’s technology activities is to improve efficiency and maintain a leveraged platform. Over the past three years, we have focused on an Enterprise Optimization Program (EOP) to upgrade our back office systems. During 2007 and 2006, we upgraded our human resources, time collection and billing systems. During 2005, we completed a data center refresh whereby virtually all of the hardware in our data center was replaced or upgraded with new hardware, which management believes will provide improved service to our corporate and field operations. We believe that we have successfully integrated Bradson’s, PCCI’s, Vista’s, and Hall Kinion’s technical processes into Kforce’s processes and have an established a proven methodology for technical integration of future acquisitions.

While we believe our technology systems are adequate to meet our current needs, there can be no assurance that they will not be subject to system outages or data loss caused by natural or man-made disaster. In addition, Kforce depends on certain third-party vendors whose reliability we cannot guarantee going forward. One or more of such events could negatively impact our ability to conduct our normal course of business.

Trade Names and Trademarks

The Kforce and OnStaff trade names, and the following trademarks: “Data Confidence,” “DC Vector,” “Data Confidence Vector,” “DC Empower,” and “DC Method,” are important to our business. Each of these trade names and trademarks are registered with the United States Patent and Trademark Office.

Governmental Regulation

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, record keeping and reporting requirements and (iii) substantive limitations on its operations. Staffing firms are the legal employers of their temporary workers. Therefore, staffing firms are governed by laws regulating the employer/employee relationship such as wage and hour regulations, tax withholding and reporting, social security or retirement, anti-discrimination and workers’ compensation.

Competition

We operate in a highly competitive and fragmented specialty staffing services industry within each of our operating segments. Within temporary staffing and permanent placement services, there are low barriers to entry. There are a number of our competitors that have substantially more resources than we possess. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms, and national and regional accounting firms that also offer certain specialty staffing services.

In addition, many companies utilize Vendor Management Systems (“VMS”) for the purchase of staffing services. Generally, VMS are systems that allow companies to manage service providers. According to a survey conducted in 2007 by Staffing Industry Analysts, 34% of the Fortune 1000 has VMS installed, up from 27% in 2006, with another 28% planning to do so by the end of 2007. Data shows that larger, more sophisticated companies are more likely to add VMS. Approximately 46% of companies with at least 10,000 employees currently use VMS, up from 31% in 2006. Typically, VMS providers charge staffing firms 1% to 3% of total service revenues, which are usually recorded by staffing firms as a cost of services, thereby compressing margins. Kforce’s strategy has been to work with all VMS providers to enable us to provide Flexible Staffing Services to the broadest customer base possible in the sectors we serve.

In the United States, approximately 110 national competitors operate; and more than 9,500 smaller organizations compete in varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. In 2007, Kforce’s largest competitors included Manpower Inc., MPS Group, Inc., Robert Half International Inc., Spherion Corporation, Ciber, Inc., Resources Connection, and CDI Corporation.

Kforce believes that the availability and quality of personnel, level of service, effective monitoring of job performance, scope of geographic service, and price are the principal elements of competition in our industry. We believe that availability of quality personnel is especially important. In order to attract candidates, we place emphasis upon our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility, and permanent placement opportunities. Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure from some of our competitors. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, and there can be no assurance that we will remain competitive.

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

Financial Information about Foreign and Domestic Operations

Materially all of Kforce’s revenues are derived from domestic operations with customers located in the United States for the three years ended December 31, 2007. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through an office maintained in Manila, Philippines. Our international operations comprised less than 1% of net service revenues for the years ended December 31, 2007 and 2006, respectively. There were no international operations during the year ended December 31, 2005.

Operating Employees and Personnel

As of December 31, 2007, Kforce employed 2,297 operating employees and had approximately 10,000 consultants on assignment (“Flexible Consultants”) providing flexible staffing services to our clients. Flexible Consultants are primarily individuals who are employed directly by Kforce (“Flexible Employees”) representing approximately 67% of Flexible Consultants; the balance are individuals who are employed by other entities (“Independent Contractors”) that provide their employees to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (FICA), Federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

Availability of Reports and Other Information

We make available, free of charge, through the Investor Relations page on our website, and by responding to requests addressed to our Senior Vice President—Investor Relations, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we electronically submit such materials to the Securities and Exchange Commission. Our corporate website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the Commission. Information provided on our website or on the Commission’s website is not part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Kforce may not be able to recruit and retain qualified personnel.

Kforce depends upon the abilities of its staff to attract and retain personnel, particularly technical, professional and cleared Government personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material detrimental effect on our business.

Kforce’s success depends upon retaining the services of its management team and key operating employees.

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

Kforce is required to pay a number of Federal, state, and local payroll and related costs, including unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, for our employees. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect upon Kforce. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent Federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs, if any such proposals are adopted.

Kforce faces significant employment liability risk.

Kforce employs and places people in the workplaces of other businesses. Many of these employees have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of errors and omissions, intentional misconduct, misuse or misappropriation of client intellectual property, proprietary information, funds or other property, discrimination and harassment, employment of illegal aliens, criminal activity, torts or other claims. Such claims may result in negative publicity, injunctive relief, payment by Kforce of monetary damages or fines, or other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability and general liability; in sufficient amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.

Significant legal actions could subject Kforce to substantial uninsured liabilities.

Professional service providers are subject to legal actions alleging malpractice and other legal theories. These actions may involve large claims and significant defense costs. In addition, we may be subject to claims related to torts, intentional acts or crimes committed by our full-time employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure of any of our employees or personnel to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable Federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or significant damage awards or settlement expense. To reduce our exposure, we maintain professional malpractice liability insurance, fidelity insurance and general liability insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.

If Kforce becomes subject to material liabilities under our self-insured programs, our financial results may be adversely affected.

Kforce provides workers’ compensation coverage through a program that is partially self-insured. In addition, we provide medical coverage to our employees through a partially self-insured program. If we become subject to substantial uninsured workers’ compensation or medical coverage liabilities, our financial results may be adversely affected.

Kforce may not be able to maintain sufficient cash flow or borrowing capacity to support operations.

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (“The Credit Facility”). Under the Credit Facility, Kforce increased its indebtedness under its existing $100 million revolving credit facility. Kforce’s maximum borrowings under the Credit Facility are now limited to $140 million, including a revolving loan tranche of up to $125 million (the “Revolving Loan Amount”) and a $15 million sub-limit for letters of credit. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements. The Credit Facility expires during November 2011.

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

Kforce depends on the proper functioning of its information systems.

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations; most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Kforce’s information systems are protected through physical and software safeguards including the use of a third-party data processing center. However, Kforce and its systems are still vulnerable to natural disasters (we are headquartered in a hurricane-prone area), fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and payroll records reliably, and to bill for services efficiently. In addition, we depend on third-party vendors for certain functions whose future performance and reliability we cannot warrant.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Kforce have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

The addition of new offices and entry into new vertical or geographic markets typically result in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. Historically, we have closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

Our business is dependent upon maintaining our reputation, our relationships and our performance.

The reputation and relationships that we have established and currently maintain with our customers is important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse impact. In addition, if our performance does not meet expectations, our revenue and operating results could be materially harmed.

We rely on short-term contracts with most of our clients.

Because long-term contracts are not a significant part of our business, other than our GS segment, future results cannot be reliably predicted by considering past trends or extrapolating past results. Further, our reliance on short-term contracts exerts continued pressure on us when we try to renew contracts with existing clients who may seek better terms at each renewal.

Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients outsourcing their staffing needs.

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

Kforce may face significant risk arising from acquisitions.

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

These acquisitions may also involve significant cash expenditures, debt incurrence, integration expenses and exposure to unforeseen liabilities that could have a material adverse effect on our financial condition, results of operations and cash flows. Any acquisition may ultimately have a negative impact on our business and financial condition.

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

Kforce relies on its ability to attract, develop, and retain nurses and other healthcare personnel who possess the skills, experience and licensure necessary to meet the specified requirements of our healthcare staffing clients. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential clients. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. At this time, we do not have enough nurses to meet our clients’ demands for our nurse staffing services. This shortage of nurses limits Kforce’s ability to grow our healthcare staffing business. Furthermore, we believe that the aging of the existing nurse population and declining enrollments in nursing schools will result in further competition for qualified nursing personnel. We have been able to mitigate this shortage by recruiting foreign nurses to work for us in the United States and we currently rely, to a significant degree, on foreign nurses to supply nursing services to our healthcare customers. However, federal immigration policy is uncertain and may limit or eliminate our ability to recruit foreign nurses in the future, which may materially adversely affect our nurse staffing revenue.

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

Kforce’s stock price may be volatile.

Kforce’s common stock is traded on The NASDAQ Global Select Market under the symbol “KFRC.” The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the employment services industry, or other developments affecting us, our clients, or our competitors; some of which may be unrelated to our performance.

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

RISKS RELATED TO OUR GOVERNMENT BUSINESSES

In 2006, Kforce acquired PCCI and Bradson. These two acquisitions were merged during 2007 into Kforce Government Solutions (“KGS”). KGS is substantially dedicated to contracting with and serving U.S. Federal government agencies (hereafter “Federal agency business”). Federal contractors, including KGS, face a number of risks, including the following:

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

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with Federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. A failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the Federal government, each of which could lead to a material reduction in our revenue, cash flows and operating results.

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

If we were suspended or debarred from contracting with the Federal government generally or with any specific agency, if our reputation or relationships with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business with us, our revenue, cash flows and operating results would be materially adversely affected.

Our Federal agency business is dependent upon maintaining our reputation, our relationships and our performance.

The reputation and relationships that we have established and currently maintain with government personnel and agencies are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse impact. In addition, if our performance does not meet agency expectations, our revenue and operating results could be materially harmed.

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

Loss of our General Services Administration (“GSA”) schedule contracts or other contracting vehicles would impair our ability to win new business.

GSA schedule contracts constitute a significant percentage of revenue from our Federal agency clients. If we were to lose one or more of these contracts or other contracting vehicles, we could lose revenue and our operating results could be adversely affected. These contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

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

We lease our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space, under a 15-year lease arrangement that is up for renewal in September 2016. Leases for our field offices, which are located throughout the United States, range from three to five-year terms although there are a few month-to-month arrangements and one ten-year lease term. We also lease approximately 5,000 square feet of space in the Philippines.

Although additional field offices may be established based on the requirements of our operations, we believe that our facilities are adequate for our current needs and we do not expect to materially expand our facilities in the foreseeable future.

Item 3.	Legal Proceedings

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in various lawsuits and administrative proceedings, including workers’ compensation claims, discrimination claims, restrictive covenant disputes, service related disputes and other claims. We maintain liability insurance in such amounts and with such coverage and deductibles as management believes are reasonable. The principal risks that we insure against are workers’ compensation, personal injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses.

We are not aware of any pending legal proceedings that are likely to have a material adverse impact on Kforce.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “KFRC.” The following table sets forth, for the periods indicated, the high and low closing sale prices of our common stock, as reported on the NASDAQ Global Select Market. These prices represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2007
High	$14.58	$16.49	$16.98	$13.80
Low	$12.25	$13.32	$12.62	$9.39
2006
High	$13.18	$16.20	$15.19	$14.97
Low	$11.28	$12.74	$10.10	$12.07

On February 25, 2008, the last reported sale price of our common stock on the NASDAQ Global Select Market was $8.37 per share.

Holders of Common Stock

On February 25, 2008, there were approximately 235 holders of record.

Dividends

Since our initial public offering in 1995, Kforce has not paid any cash dividends on its common stock and has no current intention to do so. Kforce is not restricted under its currently existing Credit Facility from paying dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, Rights and Restricted Stock Awards (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights and Restricted Stock Awards (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2) (c)
Equity compensation plans approved by shareholders	4,674,142	$11.15	6,284,655

(1)	The weighted average exercise price excludes outstanding performance accelerated restricted stock (“PARS”) and restricted stock (“RS”) as there is no exercise price associated with these awards.
(2)	The following sets forth the number of shares of common stock and the name of the plan for which shares of common stock remain available for future issuance under our equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants, rights and restricted stock awards included in column (a)): 4,255,423 shares of common stock under the Kforce Inc. 1999 Employee Stock Purchase Plan and 2,029,232 shares of common stock under the Kforce Inc. 2006 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer

During our fiscal fourth quarter ended December 31, 2007, we made no repurchases of our common stock. However, as of December 31, 2007, approximately $14.8 million was available for stock repurchases under the current stock repurchase program authorized by our Board of Directors. See the “Liquidity and Capital Resources” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detail and for additional information regarding repurchases of common stock subsequent to December 31, 2007.

Item 6.	Selected Financial Data

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within “Item 8. Financial Statements and Supplementary Data.”

	YEARS ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net service revenues (1)	$1,036,915	$938,448	$802,265	$661,451	$495,585
Gross profit (1)	372,343	326,099	259,989	203,884	153,968
Selling, general and administrative expenses (1)	286,369	257,187	212,724	185,488	142,915
Depreciation and amortization (2)	14,487	11,552	8,283	5,221	4,371
Other expense, net (3)	5,039	4,354	1,816	1,701	1,214
Income before income taxes	66,448	53,006	37,166	11,474	5,468
Provision (benefit) for income taxes (4)	26,081	20,487	14,845	(13,537)	350
Net income	$40,367	$32,519	$22,321	$25,011	$5,118
Earnings per share-basic	$0.98	$0.81	$0.58	$0.73	$0.17
Earnings per share-diluted	$0.95	$0.77	$0.55	$0.69	$0.16
Weighted average shares outstanding-basic (5)	41,308	40,189	38,527	34,125	30,514
Weighted average shares outstanding-diluted (5)	42,294	42,012	40,616	36,091	31,231

	AS OF DECEMBER 31,
	2007	2006	2005	2004	2003
	(IN THOUSANDS)
Working capital (3)	$95,348	$64,425	$92,539	$24,829	$40,784
Total assets	$476,136	$442,618	$324,746	$273,195	$160,317
Total long-term debt (3)	$53,000	$78,519	$38,167	$1,727	$22,000
Stockholders’ equity	$312,468	$261,925	$210,702	$170,769	$91,405

(1)	Includes the results of operations from acquired businesses from the date of acquisition. See Note 6 of Notes to Consolidated Financial Statements.
(2)	Reflects an increase in amortization of intangible assets recorded in conjunction with the acquisition of certain businesses during 2006, 2005 and 2004 as well as an increase in capital lease assets, other capital expenditures and capitalized software.
(3)	Other expense, net, which primarily includes interest expense, increased significantly from 2005 to 2006 primarily as a result of an increase in outstanding borrowings related to the acquisition of PCCI and Bradson during 2006.
(4)	Kforce recognized an income tax benefit in 2004 primarily as a result of a $19.2 million reversal of a valuation allowance.
(5)	Includes approximately 2.3 million and 5.7 million shares issued during 2005 and 2004 as consideration for the acquisition of Vista and Hall, Kinion, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations and our present business environment. MD&A is provided as a supplement to - and should be read in conjunction with - our consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report as well as “Item 1. Business” of this report for an overview of our operations and business environment. This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our 2007 results.

•

Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	New Accounting Standards – a discussion of recently issued accounting standards and their potential impact on our consolidated financial statements.

•

Results of Operations – an analysis of Kforce’s consolidated results of operations for the three years presented in our consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our four segments.

•

Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and contractual obligations and commitments and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important 2007 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the Financial Statements and notes thereto. We believe such highlights are as follows:

•	Net service revenues improved 10.5% to $1.037 billion in 2007 from $938.4 million in 2006, eclipsing the $1 billion mark for the first time in the Firm’s history.

•	Search revenue increased 10.2% to $78.1 million in 2007 from $70.9 million in 2006.

•	Gross profit margin increased 120 basis points to 35.9% in 2007 from 34.7% in 2006 reflecting the Firm’s continued focus on the spread between bill and pay rates.

•	Net income for 2007 of $40.4 million is an improvement of 24.1% over 2006 net income of $32.5 million.

•	Total outstanding under the Credit Facility decreased 41.8% to $50.3 million as of December 31, 2007 from $86.4 million in 2006.

•	Diluted earnings per share increased 23.4% to $0.95 for the year ended December 31, 2007 from $0.77 in 2006.

•

The Firm completed a successful implementation of additional back office software modules, which went live during August 2007. These modules are expected to enhance the efficiency and productivity of sales and delivery activities such as the order, time entry, billing and cash receipt processes and also improve customer service.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Allowance for Doubtful Accounts and Fallouts

See Note 1, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our policies related to determining our allowance for doubtful accounts and fallouts.

Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, a specific analysis of material accounts receivable balances that are past due, and concentration of accounts receivable among clients, in establishing its allowance for doubtful accounts.

Kforce estimates its allowance for Search fallouts based on our extensive historical experience with the actual occurrence of fallouts.

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts and fallouts. As of December 31, 2007 and 2006, the allowance was 1.8% and 2.0% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved for at December 31, 2007, would have affected net earnings by approximately $0.2 million in fiscal 2007.

Although we do not believe that there is a reasonable likelihood that there will be a material change in the actual occurrence of fallouts, a 10% difference in our actual fallout experience would have impacted net earnings by $0.1 million in fiscal 2007.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually and whenever events and circumstances indicate the carrying value of the goodwill may not be recoverable. See Note 5, Goodwill and Other Intangible Assets, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the valuation methodology employed.

We completed our annual assessment of goodwill impairment as of December 31, 2007 using the methodology described, therein and determined there was no impairment.

The carrying value of goodwill as of December 31, 2007 was $237.6 million.

We determine the fair value of our reporting units using widely accepted valuation techniques, including discounted cash flow and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions such as an appropriate rate to discount expected future cash flows and to apply judgment to estimate industry economic factors and the likelihood of achieving forecasted operating results.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

A 10% change in the discount rate utilized in the goodwill impairment assessment would not have resulted in an impairment charge.

Acquisitions – Purchase Price Allocations

In accordance with accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

We use all available information to estimate fair values and we adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses.

Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

During the last two fiscal years, we completed two significant acquisitions. See Note 6, Acquisitions, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for the purchase price allocation calculations as well as a description of the methods used to value the identifiable intangible assets.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Self-Insured Liabilities

We are self-insured for certain losses related to health insurance and workers’ compensation claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, internal emphasis on more effective claims management, demographic factors and severity factors.

Periodically, management reviews its assumptions to determine the adequacy of our self-insured liabilities.

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2007 were $2.6 million and $3.3 million, respectively.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2007 would have affected net earnings by approximately $0.6 million in fiscal 2007.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Pension Obligation

We have a post-retirement benefit plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”). See Note 11, Employee Benefit Plans, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the terms of this plan.	When estimating the obligation under this plan, management is required to make certain assumptions and to apply judgment with respect to determining the discount rate and expected future compensation increases for the participants in the plan.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our obligation. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in the discount rate used to measure the obligation would have affected net earnings by approximately $0.1 million in fiscal 2007.

Stock-Based Compensation

We have stock-based compensation plans, which includes options, stock appreciation rights and nonvested share awards and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies, Note 11, Employee Benefit Plans, and Note 12, Stock Incentive Plans, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our stock option awards and stock appreciation rights (“SARS”) at the date of grant using widely accepted option-pricing models such as the Black-Scholes model as well as a lattice model.

We determine the fair value of our restricted stock and performance accelerated restricted stock (“PARS”) based upon the intrinsic value at the date of grant.

Management reviews its assumptions to determine the fair value of stock-based compensation awards.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, risk-free rates, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the estimate of fair value.

Restricted stock and PARS require management to make assumptions regarding the likelihood of achieving company or personal performance goals.

SARS and PARS also have certain acceleration provisions, which are difficult to estimate.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

If actual results are not consistent with the assumptions used, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

A 10% change in our stock-based compensation expense would have affected net earnings by approximately $0.3 million in fiscal 2007.

Accounting for Income Taxes

See Note 3, Income Taxes, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the components of Kforce’s income tax expense as well as the temporary differences that exist as of December 31, 2007.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

Upon adoption of FIN 48 on January 1, 2007, Accounting for Uncertainty in Income Taxes, Kforce’s total liability for uncertain tax positions was approximately $0.9 million, none of which would impact our effective tax rate upon reversal due to the amounts being related to acquisitions.

Kforce is also required to exercise judgment with respect to the realization of our net deferred tax asset.

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material.

A 0.50% change in our effective income tax rate would have affected net income by approximately $0.3 million in fiscal 2007.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. This standard also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the expensing of acquisition-related costs as incurred, among others. The statement will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for our fiscal year beginning January 1, 2008. Although we currently do not anticipate adopting the provisions of SFAS 159 based upon our ongoing assessment of the impact adopting SFAS 159, we are still finalizing our assessment.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for our fiscal year beginning January 1, 2008. Although we are currently finalizing our assessment of the impact adopting SFAS 157 will have on our financial statements, we believe the impact is limited to the fair value measurements of our workers’ compensation liability, credit facility and capital lease obligations. However, we do not believe that this will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 (“FSP 157-1”) that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. We do not expect the SFAS 157 related guidance to have a material impact on our consolidated financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by Kforce effective January 1, 2007 and did not have a material impact on Kforce’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-3 (“EITF 06-3”), Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions. The consensus states that there are two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if required, for interim and annual reporting beginning after December 15, 2006. Kforce collects sales tax for various taxing authorities and it is our policy to record these amounts on a net basis. Therefore, these amounts are not included in net service revenues for any period presented. The adoption of EITF 06-3 did not have an impact on Kforce’s consolidated financial statements.

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

RESULTS OF OPERATIONS

During 2007, Kforce eclipsed the $1 billion mark in net service revenues for the first time in the Firm’s history and generated record net income of $40.4 million, or $0.95 earnings per share on a fully-diluted basis. These operational results were achieved during a year that had growing concerns about the macro-economic environment including a weakening economy or recession with declining GDP growth, an increase in the unemployment rate for individuals with college degrees to 2.2% at the end of 2007 compared to 1.9% as of the end of 2006, and a growing U.S. trade deficit. The economic uncertainties in which we operate make it challenging for Kforce to predict the near-term future; however, we have experienced continued expansion of overall gross profit margins and Flex gross profit margins, which is adjusted for the permanent staffing component of our business, in all of our business segments in 2007, 2006 and 2005. The Firm has also experienced continued growth in net service revenues in all of our business segments in 2007, 2006 and 2005 with the exception of our FA segment, which declined 6.6% in 2007. The overall growth experienced in 2007 was below that experienced in 2006. The decline in FA net service revenues was due to, among other things, the conclusion of project-specific Flex business with a few significant customers that had both high volume and high bill rates. Our Search business has shown growth in 2007, 2006 and 2005 and we believe that our focus on building the Search sales team positions us to take advantage of improvements in the Search market as the experience levels of these new associates increases.

We believe that some of the key components to our recent success were the initiatives undertaken during the last several years, i.e. to restructure both our back office and field operations, and to upgrade our corporate systems and technology. The results of these efforts have increased our operating efficiencies, thereby enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

Kforce believes that the 2006 acquisitions of Bradson and PCCI, the 2005 acquisition of Vista and the 2004 acquisition of Hall Kinion have been successfully integrated into the operations of Kforce. As a result of our successful integration efforts, revenues and costs contributed by commercial clients of the acquired entities are merged into the Kforce business segments, making it not feasible to accurately estimate the impact of the acquired businesses on Kforce’s consolidated revenues and margins. Federal government prime contracting revenue and costs acquired with the PCCI and Bradson acquisitions are reported in our new GS segment. Net service revenues during the fourth quarter of 2007 for our GS segment increased 23% over the fourth quarter of 2006, which was the first full quarter of Bradson and PCCI net service revenues.

We believe that the future stabilization in the U.S. economy and favorable demographic trends will allow for continued improving trends in the staffing industry and growth opportunities across all of our business segments in terms of both revenue and profitability. However, given the significant uncertainty in the economic environment as we head into 2008, it remains difficult to predict the near- term profitability and growth potential of the business as well as when the stabilization in the U.S. economy will occur. A U.S. recession, if it should occur, would likely have a significant adverse impact on our business.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the years ended:

	DECEMBER 31,
	2007	2006	2005
Revenue by Segment:
Tech	50.0%	48.6%	46.2%
FA	22.5	26.6	30.4
HLS	21.5	21.3	23.4
GS	6.0	3.5	—

Net service revenues	100.0%	100.0%	100.0%

Revenue by Time:
Flex	92.5%	92.4%	93.2%
Search	7.5	7.6	6.8

Net service revenues	100.0%	100.0%	100.0%

Gross profit	35.9%	34.7%	32.4%
Selling, general and administrative expenses	27.6%	27.4%	26.5%
Income before income taxes	6.4%	5.6%	4.6%
Net income	3.9%	3.5%	2.8%

The following table details net service revenues by service offering for each business segment and percentage changes from the prior year.

(in $000’s)	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Tech
Flex	$488,968	13.5%	$430,731	22.1%	$352,743
Search	29,820	16.3%	25,638	42.1%	18,037

Total Tech	$518,788	13.7%	$456,369	23.1%	$370,780

FA
Flex	$189,824	(9.1)%	$208,815	(1.4)%	$211,873
Search	43,301	6.4%	40,688	27.8%	31,834

Total FA	$233,125	(6.6)%	$249,503	2.4%	$243,707

HLS
Flex	$218,293	11.9%	$195,162	6.8%	$182,775
Search	4,945	9.0%	4,537	(9.3)%	5,003

Total HLS	$223,238	11.8%	$199,699	6.3%	$187,778

GS
Flex	$61,764	87.9%	$32,877	—	$—
Search	—	—	—	—	—

Total GS	$61,764	87.9%	$32,877	—	$—

Total Flex	$958,849	10.5%	$867,585	16.1%	$747,391
Total Search	78,066	10.2%	70,863	29.1%	54,874

Total Revenue	$1,036,915	10.5%	$938,448	17.0%	$802,265

As a result of the acquisitions of Bradson and PCCI in October and February 2006, respectively, Kforce added the Government Solutions segment. Fiscal 2007 was this segment’s first full year of operations.

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing the annual comparisons. This unaudited 2007 quarterly information is presented for this purpose only.

	QUARTER ENDED
(in $000’s, except Billing Days)	DEC 31	SEPT 30	JUNE 30	MARCH 31
Billing Days	61	63	64	63
Flex Revenue
Tech	$124,899	$124,373	$122,765	$116,931
FA	46,163	45,082	47,698	50,881
HLS	56,916	56,404	53,999	50,974
GS	16,451	15,824	15,219	14,270

Total Flex	$244,429	$241,683	$239,681	$233,056

Search Revenue
Tech	$6,765	$7,967	$7,553	$7,535
FA	10,229	10,946	11,476	10,650
HLS	1,200	1,464	1,214	1,067

Total Search	$18,194	$20,377	$20,243	$19,252

Total Revenue
Tech	$131,664	$132,340	$130,318	$124,466
FA	56,392	56,028	59,174	61,531
HLS	58,116	57,868	55,213	52,041
GS	16,451	15,824	15,219	14,270

Total Revenue	$262,623	$262,060	$259,924	$252,308

Flex Revenues. The primary drivers of Flex revenues are the number of hours, the bill rate per hour and, to a limited degree, the amount of expenses incurred by Kforce that are billable to the client.

Kforce experienced growth during 2007 and 2006 in flex revenues in all business segments with the exception of FA, which decreased 9.1% and 1.4%, respectively. The decrease in Flex revenues for FA during 2007 and 2006 was primarily due to the following items: (i) the conclusion of project-specific business with a few significant customers that had both high volume and high bill rates, (ii) an increased focus on clients providing higher gross margins and (iii) a decline in mortgage-related client needs due to the decline in the mortgage lending market, which now represents less than 1% of net service revenues. The FA segment experienced sequential growth on a billing day basis of 5.7% in the fourth quarter of 2007 over the third quarter of 2007, which was anticipated by management given the factors described above.

Continued economic growth and our focus on pricing and customer profitability contributed to an increase in the average bill rate per hour to $54.47 during 2007 and $50.26 during 2006, an increase of 8.4% and 14.9% over 2006 and 2005, respectively. In addition, the increase in Flex revenues during 2007 and 2006 for Tech and HLS was impacted by increases in the total number of hours, which is a result of the number of assignments available requiring temporary staffing personnel. These increases resulted from increased penetration with existing clients as well as new clients when compared to 2006 and 2005.

Although fiscal 2007 was the first full year of operations for our GS segment, Flex revenues demonstrated an upward trend throughout 2007. Net service revenues during the fourth quarter of 2007 for our GS segment increased 23% over the fourth quarter of 2006, which was the first full quarter of Bradson and PCCI net service revenues.

Total flex hours for each business segment were as follows for the years ended December 31:

(in 000’s)	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Tech	7,366	10.3%	6,680	13.9%	5,865
FA	5,304	(12.2)%	6,041	(15.1)%	7,116
HLS	3,864	2.2%	3,782	1.0%	3,746
GS	674	76.0%	383	—	—

Total hours	17,208	1.9%	16,886	1.0%	16,727

The changes in billable expenses, which are included as a component of net services revenues, for Tech, FA, HLS and GS, are primarily attributable to increases or decreases in project work. Flex billable expenses for each of our business segments were as follows for the years ended December 31:

(in $000’s)	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Tech	$3,310	0.0%	$3,310	14.3%	$2,897
FA	321	(51.1)%	656	(8.1)%	714
HLS	17,633	22.1%	14,439	22.9%	11,745
GS	348	(39.8)%	578	—	—

Total billable expenses	$21,612	13.9%	$18,983	23.6%	$15,356

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements as well as the average fee earned on each placement.

Total placements for each business segment, except for our GS segment which does not do permanent placements, were as follows for the years ended December 31:

	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Tech	1,901	8.3%	1,755	32.3%	1,327
FA	3,273	2.4%	3,197	13.5%	2,816
HLS	413	10.1%	375	(15.9)%	446

Total placements	5,587	4.9%	5,327	16.1%	4,589

The average fee per placement for each business segment, except for our GS segment which does not do permanent placements, were as follows for the years ended December 31:

	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Tech	$15,685	7.3%	$14,613	7.6%	$13,588
FA	13,231	4.0%	12,728	12.6%	11,305
HLS	11,970	(1.0)%	12,091	7.8%	11,215

Total average placement fee	$13,973	5.0%	$13,304	11.3%	$11,957

Although there can be no assurance that historical trends will continue, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement and is the strongest during the peak of an economic cycle.

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

The following table presents, for each business segment, the gross profit percentage for the year as well as the increase or decrease over the preceding period, as follows:

	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Tech	32.7%	3.2%	31.7%	7.1%	29.6%
FA	45.7%	5.3%	43.4%	13.3%	38.3%
HLS	32.4%	3.2%	31.4%	3.6%	30.3%
GS	38.8%	21.3%	32.0%	—	—

Total gross profit percentage	35.9%	3.5%	34.7%	7.1%	32.4%

Changes in the amount of search fees as a percent of total revenue can significantly impact total gross profit percentage because Search revenue contributes 100% to gross profit, as was described previously. Given this dynamic, Kforce monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the insight necessary into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate (“Flex Rate”) for Flex.

The increase in Search gross profit from 2006 to 2007 was $7.2 million, comprised of a $3.6 million increase in volume and rate. The increase in Search gross profit from 2005 to 2006 was $16.0 million, comprised of a $10.0 million increase in volume and a $6.0 million increase in rate.

The following table presents, for each business segment, the Flex gross profit percentage for the years ended December 31:

	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
Tech	28.6%	3.3%	27.7%	6.5%	26.0%
FA	33.3%	3.1%	32.3%	11.4%	29.0%
HLS	30.9%	3.7%	29.8%	4.9%	28.4%
GS	38.8%	21.3%	32.0%	—	—

Total Flex gross profit percentage	30.7%	4.4%	29.4%	7.3%	27.4%

The increase in Flex gross profit from 2006 to 2007 was $39.0 million, $33.5 million of which resulted from an increase in the Flex Rate and $5.5 million resulted from an increase in volume driven by higher total hours. The increase in Flex gross profit from 2005 to 2006 was $50.1 million, $46.1 million of which resulted from an increase in the Flex Rate and $4.0 million resulted from an increase in volume.

Flex gross profit percentage has been positively impacted by improvements in the Flex Rate in 2005, 2006, and 2007. We attribute this improvement to our continued focus on pricing, client mix, and business mix. We expect this improvement to moderate as we continue to increase the percentage of business with our national customers, which generally have higher volume and lower margins. Market pressures on pay rates tend to increase as supply tightens, which adversely impacts the Flex gross profit percentage. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit.

Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2007, 2006 and 2005, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 81.8%, 78.7% and 77.4%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity. Therefore, as gross profit levels increase, compensation levels would also generally be anticipated to increase but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption for each of the three years ended December 31, 2007 as an absolute amount and as a percentage of total net service revenues:

(in $000’s)	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue
Compensation and benefits	$122,210	11.8%	$101,928	10.9%	$84,974	10.6%
Commissions	112,072	10.8%	100,542	10.7%	79,768	9.9%
Other	52,087	5.0%	54,717	5.8%	47,982	6.0%

Total SG&A	$286,369	27.6%	$257,187	27.4%	$212,724	26.5%

SG&A expenses as a percentage of net service revenues increased 0.2% in 2007 as compared to 2006. This was primarily attributable to (i) an increase in compensation and benefits, (ii) a relatively flat level of commissions as a percentage of revenue and (iii) decreases in other expenses such as lease, travel and professional fees as a percentage of revenue as a result of a focus on cost containment. The increase in compensation and benefits expense as a percentage of net service revenues in 2007 and 2006 is primarily a result of increased expenses driven by the implementation of additional incentive plans, increased bonuses reflecting our guiding principle related to pay-for-performance compensation plans, increased headcount, increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years as well as increases in health insurance costs. As of January 1, 2006, Kforce accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. Stock-based compensation expense, which includes options, stock appreciation rights (“SARS”), performance accelerated restricted stock (“PARS”) and restricted stock, for the years ended December 31, 2007 and 2006 was $3.4 million and $1.2 million, respectively, an increase in 2007 of $2.2 million, or 0.2% of net service revenues.

Pension expense attributable to the Supplemental Executive Retirement Plan (“SERP”) and Supplemental Executive Retirement Health Plan (“SERHP”) during the year ended December 31, 2007 was $2.1 million, or 0.2% of net service revenues.

During 2007, Kforce recorded reductions to selling, general and administrative expenses of $1.8 million related to a workers’ compensation insurance premium audit, the elimination of an escheatment liability and other miscellaneous activity. Each of these amounts was related to Kforce’s 2004 acquisition of Hall Kinion and represented 0.2% of net service revenues.

In addition to those activities undertaken to improve efficiencies, Kforce has attempted to manage its accounts receivable to minimize write-offs and has significantly improved its accounts receivable aging and collections processes during recent years. Though there can be no assurance that Kforce will be able to maintain low levels of write-offs in the future, Kforce’s ability to sustain minimal write-offs and maintain days sales outstanding of accounts receivable at low levels has contributed to its continued low levels of SG&A as a percentage of revenue. During the years ended December 31, 2007, 2006 and 2005, bad debt expense (recovery) was $1.2 million, $(1.7) million and less than $0.1 million, respectively.

Kforce has substantially restructured both its field and back office operations over the past several years in an effort to manage SG&A expenses as a percentage of revenue. Some of the activities completed over the past three years as a result of restructuring include: (1) the roll-out of a new front-end system and related methodologies in our field operations to ensure a consistent, disciplined process in our sales, recruiting and delivery activities; (2) the restructuring of compensation plans to more closely align with actual performance; and (3) the restructuring and consolidation of our technology infrastructure. As a result of increased efficiencies achieved by these actions, we believe our back office and other support service costs will increase at a lower rate than our revenues and profit in a growing environment.

Depreciation and amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2007, 2006 and 2005 as well as the increases experienced during 2007 and 2006:

(in $000’s)	2007 Expense	% Increase (Decrease)	2006 Expense	% Increase (Decrease)	2005 Expense
Fixed asset depreciation	$2,353	20.2%	$1,958	12.0%	$1,749
Capital lease asset depreciation	2,969	29.5	2,293	78.3	1,286
Capitalized software amortization	3,641	55.5	2,342	60.5	1,459
Intangible asset amortization	5,524	13.1	4,885	39.5	3,502
Other amortization	—	(100.0)	74	(74.2)	287

Total depreciation and amortization	$14,487	25.4%	$11,552	39.5%	$8,283

Fixed Asset Depreciation: The $0.4 million and $0.2 million increases in 2007 and 2006, respectively, were primarily related to increases in expenditures on leasehold improvements, which resulted primarily from expansions in the business and the number of field office renewals.

Capital Lease Asset Depreciation: The $0.7 million and $1.0 million increase in 2007 and 2006, respectively, were primarily related to increases in computer hardware and furniture and equipment under capital leases as opposed to operating leases, as determined by SFAS No. 13, Accounting for Leases.

Capitalized Software Amortization: The $1.3 million increase in 2007 is primarily related to the commencement of amortization on the new back office computer system software in August 2007. Kforce implemented additional back office system software modules, which we believe will enhance the efficiency and productivity of our sales and delivery activities such as our order, time entry, billing and cash receipt processes as well as improve customer service. As of December 31, 2007, Kforce has capitalized costs of approximately $11.1 million related to this implementation. Based upon the estimated useful life of the software, Kforce believes that this will lead to an increase in software amortization of approximately $0.6 million per quarter. The $0.9 million increase in 2006 is primarily related to increased amortization related to front end software.

Intangible Asset Amortization: The $0.6 million and $1.4 million increases in 2007 and 2006, respectively, are primarily related to the acquisitions of Bradson and PCCI in October and February of 2006, respectively.

Other Expense. Other expense was $5.0 million in 2007, $4.4 million in 2006 and $1.8 million in 2005, and consists primarily of interest expense related to Kforce’s Credit Facility. The increase of $0.6 million and $2.6 million, respectively, was primarily due to interest expense increases resulting primarily from the acquisitions of PCCI and Bradson during 2006, which were funded using borrowings under Kforce’s Credit Facility. As a result of Kforce’s continued emphasis on paying down outstanding debt during 2007, corresponding decreases in interest expense have been realized during 2007.

Income Taxes. Income tax expense as a percentage of income before taxes (our “effective rate”) for each of the three years ended December 31, 2007 was 39.3%, 38.7% and 39.9%, respectively. The decrease in the effective tax rate for 2006 was primarily a result of the reversal of a deferred tax asset valuation allowance, which positively impacted the effective rate by 1.6%.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At December 31, 2007, Kforce had $95.3 million in working capital compared to $64.4 million in 2006. Kforce’s current ratio (current assets divided by current liabilities) was 2.1 at the end of 2007 as compared to 1.7 at the end of 2006.

Please see the accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007 in Item 8, Financial Statements and Supplementary Data, for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) investing in our Firm’s infrastructure to allow sustainable growth via capital expenditures; (iii) making strategic acquisitions, (iv) reducing the outstanding balance of our Credit Facility and (v) repurchases of our common stock.

The following table presents a summary of our cash flows from operating, investing and financing activities, as follows:

	YEARS ENDED DECEMBER 31,
(in $000’s)	2007	2006	2005
Cash provided by (used in):
Operating activities	$48,770	$51,948	$51,443
Investing activities	(14,388)	(144,142)	(9,525)
Financing activities	(34,888)	56,679	(5,177)

Net (decrease) increase in cash and cash equivalents	$(506)	$(35,515)	$36,741

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007 in Item 8, Financial Statements and Supplementary Data.

Investing Activities

Kforce’s acquisitions of Bradson and PCCI in 2006 were substantially funded with borrowings under our Credit Facility. In addition, capital expenditures have been made over the years in Kforce’s infrastructure as we grow our business. Capital expenditures during 2007 of $11.4 million were substantially related to the additional back office system software modules, which, as mentioned previously, went live during August 2007. We believe these investments will enhance the efficiency and productivity of our sales and delivery activities such as our order, time entry, billing and cash receipt processes as well as improve customer service. Although we will continue to invest in capital expenditures, we believe that 2007 was a peak for the foreseeable future and also believe that moderation of these amounts will occur in the next 12 months. Kforce believes it has sufficient cash and/or availability under its Credit Facility to make any necessary future capital expenditures.

Financing Activities

During 2007, cash flow from operations of $48.8 million in addition to the proceeds received from the exercise of equity awards of $4.1 million, allowed Kforce to reduce its outstanding borrowings under the Credit Facility to $50.3 million as of December 31, 2007 from $86.4 million as of December 31, 2006.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are limited to $140 million, which includes a revolving loan tranche of up to $125 million (the “Revolving Loan Amount”) and a $15 million sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed up to $25 million was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or Prime. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to .125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements. The Credit Facility expires during November 2011.

In addition to the $50.3 million outstanding under our Credit Facility as of December 31, 2007, amounts available under the Credit Facility as of December 31, 2007 and February 26, 2008 were $68.6 million and $57.1 million, respectively.

Off-Balance Sheet Arrangements

Kforce does not have any material off-balance sheet arrangements that have had, or are expected to have, an effect on our consolidated financial statements.

Stock Repurchases

Our Board of Directors had previously authorized the repurchase of up to $115 million of our common stock on the open market, from time to time, depending on market conditions. On June 23, 2005, our Board of Directors increased its authorization for open market repurchases of common stock by $20 million to $135 million. As of December 31, 2006, we had repurchased approximately 20.8 million shares for $120.2 million under this plan. As there were no shares repurchased during 2007, $14.8 million remained available for future repurchases as of December 31, 2007. During February 2008, our Board of Directors increased its authorization for open market repurchases of common stock by $50 million to bring the total to $64.8 when combined with the $14.8 million that was available under the current Board authorization as of December 31, 2007.

On January 2, 2008, Kforce filed a Form 8-K with the Securities and Exchange Commission announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which was effective from January 7, 2008 through February 11, 2008. This corporate stock repurchase plan was subject to certain price, market, volume and timing constraints, which were specified in the plan. As of February 27, 2008, Kforce repurchased 1.5 million shares for $13.0 million and had $51.8 million available for future repurchases under its current authorization.

Contractual Obligations and Commitments

The following table presents our expected future contractual obligations as of December 31, 2007:

	Payments due by period
(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$42,298	$10,329	$13,413	$7,248	$11,308
Capital lease obligations	5,490	2,703	2,418	369	—
Credit facility	50,330	—	—	50,330	—
Interest payable – credit facility (a)	13,254	3,458	6,915	2,881	—
Purchase obligations	6,894	3,409	2,630	750	105
Liability for unrecognized tax positions – FIN 48 (b)	—	—	—	—	—
Deferred compensation plan liability (c)	14,299	687	1,354	337	11,921
Other (d)	—	—	—	—	—
SERP liability (e)	42,943	—	—	—	42,943

Total	$175,508	$20,586	$26,730	$61,915	$66,277

(a)	Kforce’s weighted average interest rate as of December 31, 2007 was 6.87%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that may occur over the remaining term of the Credit Facility.
(b)	Kforce’s liability for unrecognized tax positions pursuant to FIN 48 as of December 31, 2007 was $0.5 million. This balance has been excluded from the table above due to the significant uncertainty with respect to expected settlements.
(c)	Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities and other long-term liabilities, respectively, are payable upon retirement or termination of employment. Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees retire or terminate during that time.
(d)	Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $6.1 million outstanding as security for workers’ compensation and property insurance policies as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15 million under its Credit Facility.
(e)	There is no funding requirement associated with the SERP. Although the funding amount is not currently known, Kforce anticipates funding the SERP during 2008.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Income Tax Audits

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. At December 31, 2006, Kforce Government Solutions, Inc. (formerly known as PCCI), a wholly-owned subsidiary of Kforce, had ongoing audits being conducted by the states of New Jersey and New York. These audits were settled in 2007 with no material adverse assessments. Kforce Government Solutions, Inc. also had an ongoing audit being conducted by the IRS as of December 31, 2006 related to its December 31, 2004 Federal income tax return. On January 31, 2007, this audit was settled with no changes to the previously filed 2004 tax return. As of December 31, 2007, Kforce Global Solutions, a wholly-owned subsidiary of Kforce Government Holdings, Inc., had an ongoing audit of their 2006 tax return with the Philippines Bureau of Inland Revenue. No assessments related to this audit have been proposed as of December 31, 2007. Although Kforce’s history with income tax audits has been positive, which we believe will continue in the future, Kforce can make no assurances that this will occur.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next twelve months. However, deterioration in the economic environment and market conditions could negatively impact operating results and liquidity. There is no assurance that if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties.

Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

Registration Statement on Form S-3

On May 24, 2002, Kforce filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity and financial instruments for the financing of various corporate activities to potentially include funding for acquisitions and other business expansion opportunities, as well as compensation arrangements. Such filings are referred to as “Shelf Registrations”. No issuance of securities has been made under this registration statement as of December 31, 2007. The Shelf Registration was not used for the shares issued in connection with the Hall Kinion or Vista acquisitions because Shelf Registrations on Form S-3 are not available for the registration of securities issued in business combination transactions. There is no assurance that the existence of the Shelf Registration will assist Kforce in registering its securities in connection with future efforts to raise capital or for other purposes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks; primarily changes in interest rates. The sensitivity analysis presented below for our Credit Facility is based on a 10% change in interest rates. This change is a hypothetical scenario and is used to calibrate potential risk and does not represent our view of future market changes.

As of December 31, 2007, we had approximately $50.3 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 6.87% at December 31, 2007. A hypothetical 10% increase in interest rates in effect at December 31, 2007 would have increased annual interest expense on borrowings outstanding by $0.3 million.

From time to time, Kforce enters into interest rate swaps to minimize the risks and costs associated with financing activities. We do not engage in trading market risk sensitive instruments for speculative purposes. As of and during the years ended December 31, 2007 and 2006, there were no interest rate swaps outstanding.

We do not believe that we have a material exposure to fluctuations in foreign currencies as our international operations represent less than 1% of net service revenues for the year ended December 31, 2007. However, Kforce will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of Kforce, Inc. and subsidiaries (“Kforce”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules and an opinion on Kforce’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, FL

February 27, 2008

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Net service revenues	$1,036,915	$938,448	$802,265
Direct costs of services	664,572	612,349	542,276

Gross profit	372,343	326,099	259,989
Selling, general and administrative expenses	286,369	257,187	212,724
Depreciation and amortization	14,487	11,552	8,283

Income from operations	71,487	57,360	38,982
Other expense (income):
Interest income	(178)	(174)	(199)
Interest expense	5,220	4,628	2,055
Other income, net	(3)	(100)	(40)

Income before income taxes	66,448	53,006	37,166
Provision for income taxes	26,081	20,487	14,845

Net income	40,367	32,519	22,321
Other comprehensive loss:
Cash flow hedges, net of taxes	—	—	37

Comprehensive income	$40,367	$32,519	$22,284

Earnings per share – Basic	$0.98	$0.81	$0.58

Weighted average shares outstanding – Basic	41,308	40,189	38,527

Earnings per share – Diluted	$0.95	$0.77	$0.55

Weighted average shares outstanding – Diluted	42,294	42,012	40,616

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	DECEMBER 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,083	$1,589
Trade receivables, net of allowance for doubtful accounts and fallouts of $3,002 and $2,715, respectively	166,777	134,453
Income tax refund receivable	377	1,067
Deferred tax asset, net	8,409	8,892
Prepaid expenses and other current assets	4,268	4,453

Total current assets	180,914	150,454
Fixed assets, net	13,355	12,610
Other assets, net	31,982	32,993
Intangible assets, net	12,276	24,259
Goodwill	237,609	222,302

Total assets	$476,136	$442,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$25,222	$24,800
Accrued payroll costs	53,613	46,455
Credit facility – current portion	—	10,000
Other current debt	3,859	3,375
Income taxes payable	2,872	1,399

Total current liabilities	85,566	86,029
Long-term debt – credit facility	50,330	76,435
Long-term debt – other	2,670	2,084
Deferred tax liability, net	6,624	1,004
Other long-term liabilities	18,478	15,141

Total liabilities	163,668	180,693

Commitments and contingencies (see Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 60,919 and 60,383 issued, respectively	609	604
Additional paid-in capital	310,165	300,485
Retained earnings	112,580	72,213
Less reacquired shares at cost; 19,365 and 19,451 shares, respectively	(110,886)	(111,377)

Total stockholders’ equity	312,468	261,925

Total liabilities and stockholders’ equity	$476,136	$442,618

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	Years Ended December 31,
	2007	2006	2005
Common stock – shares:
Shares at beginning of period	60,383	57,895	55,891
Exercise of stock options	536	1,740	420
Stock issued for business acquired	—	450	1,584
Issuance of restricted stock	—	298	—

Shares at end of period	60,919	60,383	57,895

Common stock – par value:
Balance at beginning of period	$604	$579	$559
Exercise of stock options	5	17	4
Stock issued for business acquired	—	5	16
Issuance of restricted stock	—	3	—

Balance at end of period	$609	$604	$579

Additional paid-in capital:
Balance at beginning of period	$300,485	$278,486	$257,315
Exercise of stock options	4,113	10,401	2,266
Tax benefit from exercises of stock options and restricted stock	1,530	5,700	341
Reclassification of unamortized stock-based compensation to additional paid-in capital	—	(1,094)	—
Stock-based compensation	3,430	1,160	—
Employee stock purchase plan	607	638	256
Stock issued for business acquired	—	5,197	18,308
Issuance of restricted stock	—	(3)	—

Balance at end of period	$310,165	$300,485	$278,486

Unamortized stock-based compensation:
Balance at beginning of period	$—	$(1,094)	$(2,759)
Amortization of stock-based compensation	—	—	1,665
Reclassification of unamortized stock-based compensation to additional paid-in capital	—	1,094	—

Balance at end of period	$—	$—	$(1,094)

Accumulated other comprehensive loss:
Balance at beginning of period	$—	$—	$37
Change in fair value of cash flow hedges, net of taxes	—	—	(37)

Balance at end of period	$—	$—	$—

Retained earnings:
Balance at beginning of period	$72,213	$39,694	$17,373
Net income	40,367	32,519	22,321

Balance at end of period	$112,580	$72,213	$39,694

Treasury stock – shares:
Shares at beginning of period	19,451	19,238	18,614
Employee stock purchase plan	(86)	(172)	(127)
Repurchase of common stock	—	385	751

Shares at end of period	19,365	19,451	19,238

Treasury stock – cost:
Balance at beginning of period	$(111,377)	$(106,963)	$(101,756)
Employee stock purchase plan	491	959	705
Repurchase of common stock	—	(5,373)	(5,912)

Balance at end of period	$(110,886)	$(111,377)	$(106,963)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$40,367	$32,519	$22,321
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	6,176	18,603	14,945
Depreciation and amortization	14,487	11,552	8,283
Tax benefit attributable to option exercises	1,530	—	—
Excess tax benefit attributable to stock options and restricted stock	(934)	(4,058)	—
Provision for (recovery of) bad debts on accounts receivable and fallouts	1,214	(1,721)	38
Gain on cash surrender value of company-owned life insurance policies	(309)	(521)	(83)
Stock-based compensation	3,430	1,160	1,795
Amortization of alternative long-term incentive expense	641	867	—
Deferred compensation expense	996	859	533
(Gain) loss on asset sales/disposals	(406)	24	(38)
Supplemental executive retirement plans expense	2,129	4	—
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables, net	(33,538)	(10,207)	1,422
Prepaid expenses and other current assets	122	53	1,037
Income tax refund receivable	690	2,140	533
Other assets, net	143	111	(124)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable and other accrued liabilities	422	(1,282)	(5,069)
Accrued payroll costs	8,256	2,125	6,861
Income taxes payable	2,275	(1,009)	(41)
Other liabilities	1,079	729	(970)

Cash provided by operating activities	48,770	51,948	51,443

Cash flows from investing activities:
Acquisitions, net of cash received	339	(136,732)	(2,903)
Capital expenditures	(11,417)	(6,433)	(5,304)
Premiums paid for company-owned life insurance	(3,825)	(3,643)	(2,295)
Cash proceeds received upon surrender of company-owned life insurance	—	2,603	—
Release of restricted cash	—	—	964
Cash proceeds from sale of assets	515	63	13

Cash used in investing activities	(14,388)	(144,142)	(9,525)

Cash flows from financing activities:
Proceeds from bank line of credit	343,057	443,615	157,835
Payments on bank line of credit	(379,162)	(392,180)	(156,935)
Payment of loan financing costs	—	(529)	(250)
Repayment of capital expenditure financing	(3,835)	(3,330)	(2,055)
Proceeds from exercise of stock options	4,118	10,418	2,140
Excess tax benefit attributable to stock options and restricted stock	934	4,058	—
Repurchases of common stock	—	(5,373)	(5,912)

Cash (used in) provided by financing activities	(34,888)	56,679	(5,177)

Change in cash and cash equivalents	(506)	(35,515)	36,741
Cash and cash equivalents at beginning of year	1,589	37,104	363

Cash and cash equivalents at end of year	$1,083	$1,589	$37,104

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following fields: Technology, Finance and Accounting, Health and Life Sciences and Government. Kforce provides flexible staffing services and solutions on both a temporary and full-time basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida as well its 67 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through an office maintained in Manila, Philippines. Our international operations comprised less than 1% of net service revenues for the years ended December 31, 2007 and 2006, respectively. There were no international operations during the year ended December 31, 2005.

Kforce serves clients from the Fortune 1000, the federal government, local and regional companies and small to mid-sized companies.

Basis of Presentation

The consolidated financial statements of Kforce have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “we,” “our” or “us” refer to Kforce and its subsidiaries, except where the context otherwise indicates. All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Kforce classifies all highly liquid investments with an original initial maturity of three months or less as cash equivalents.

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, a specific analysis of material receivable balances that are past due, which is based on the receivable’s contractual terms and concentration of accounts receivable among clients, in establishing this reserve. Trade receivables are written off by Kforce after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 1.8% and 2.0% as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, there was no individual client that had a receivable balance greater than 7.3% and 3.0%, respectively, of gross accounts receivable.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position involves a two-step process. First, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. FIN 48 was adopted by Kforce effective January 1, 2007 and did not have a material impact on Kforce’s consolidated financial position or results of operations.

Fair Value of Financial Instruments

Kforce uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to the tangible and identifiable intangible assets and liabilities; impairment of goodwill and long-lived assets, workers’ compensation liabilities, share-based compensation arrangements and our long-term debt. Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of Kforce’s financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value due to the variable interest rate applicable to the debt.

Goodwill and Intangible Assets

Kforce performs an annual review to ensure that no impairment of goodwill exists or when events or circumstances dictate, more frequently. As is more fully described in Note 5, Kforce completed its annual goodwill impairment analysis during each of the three years ended December 31, 2007 and determined that in each year, no adjustment to the carrying value of goodwill was required.

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete agreements, customer lists, contractual relationships, customer contracts, trademarks and tradenames. Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the period of expected benefit, which ranges from 1 to 15 years.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets including its identifiable intangible assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. There were no impairment charges recorded during the three years ended December 31, 2007.

Capitalized Software

Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $5,592, $2,331 and $3,134 during the years ended December 31, 2007, 2006 and 2005, respectively.

Capitalized software development costs are classified as other assets, net in the accompanying consolidated balance sheets and are being amortized over the estimated useful lives of the software using the straight-line method, which range from 1 to 5 years.

Commissions

Our associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar-year-basis commission plan. The amount of commissions paid as a percentage of revenue or gross profit increases as volume increases. Kforce accrues commissions for actual revenue or gross profit at a percentage equal to the percent of total expected commissions payable to total revenue or gross profit for the year.

Stock-Based Compensation

As of January 1, 2006, Kforce accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Prior to January 1, 2006, Kforce accounted for stock-based compensation under the intrinsic-value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and disclosed the additional compensation expense that would have been recorded if the fair value based accounting had been used for options granted to employees and non-employees under the provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”).

The table below illustrates the effects on Kforce’s 2005 net income and earnings per share had compensation cost for Kforce’s option plans been determined based on the fair value at the grant dates, as prescribed by SFAS 123.

Pro Forma Year Ended December 31, 2005
Net income:
As reported (a)	$22,321
Compensation expense per SFAS 123, net of related tax benefits	(4,359)

Pro forma net income	$17,962

Earnings per share:
Basic:
As reported	$0.58
Pro forma	$0.47
Diluted:
As reported	$0.55
Pro forma	$0.45

(a)	Included in the calculation of net income is expense related to the amortization of Kforce’s restricted stock plan, which is treated the same under SFAS 123 and APB 25 and, as a result, has no impact on the pro forma net income for 2005.

For purposes of determining the compensation expense per SFAS 123 in the pro-forma disclosure above, the fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable periods: dividend yield of 0.0%, risk-free interest rates of 3.9% for options granted, a weighted average expected option term of 4.7 years, and a volatility factor of 50%. The weighted average expected option term and volatility were based on the historical average term of options and the historical volatility of Kforce stock.

Workers’ Compensation

Except for states which require participation in state-operated insurance funds, Kforce retains the economic burden for the first $250 per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes the insurance premiums for claims in excess of $250, claims administration fees charged by Kforce’s workers’ compensation administrator, premiums paid to state-operated insurance funds and an estimate for Kforce’s liability for Incurred but Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

Kforce estimates its workers’ compensation liability based upon historical claims experience, actuarially-determined loss development factors and qualitative considerations such as claims management activities.

Taxes Assessed by Governmental Agencies – Revenue Producing Transactions

Kforce adopted Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions, on January 1, 2007, which did not have an impact on Kforce’s consolidated financial statements. Kforce collects sales tax for various taxing authorities and it is our policy to record these amounts on a net basis, thus, amounts are not included in net service revenues.

Health Insurance

Kforce retains liability up to $250 annually for each health insurance participant. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported, which is primarily based upon an evaluation of historical claims experience, and a review of the expected changes in health insurance costs.

Revenue Recognition

We earn revenue from two primary sources: Flexible billings and Search fees. Net service revenues as presented in the Consolidated Statements of Income represent services rendered to customers less credits, discounts, rebates and allowances for fallouts. Revenue includes reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.

Flexible billings are recognized as the services are provided by Kforce’s temporary employees who are Kforce’s legal employees while they are working on assignments. Kforce pays all related costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits.

Search fees are recognized by Kforce when employment candidates accept offers of permanent employment. Kforce records revenue net of an estimated reserve for “fallouts,” which is based upon Kforce’s historical fallout experience. Fallouts occur when the candidate does not remain employed with the client through the contingency period, which is typically a period of ninety days or less.

Our Government Solutions segment typically generates its revenue from time and materials contractual arrangements, which is recognized to the extent of the contractually established bill rates multiplied by hours worked, as services are provided.

Accounting for Derivatives

Kforce’s policy is to designate at a derivative’s inception the specific assets, liabilities, or future commitments being hedged and monitor the derivative to determine if it remains an effective hedge. Kforce does not enter into or hold derivatives for trading or speculative purposes. In the unlikely event that the counterparty fails to perform under the contract, Kforce bears the credit risk that payments due to Kforce, if applicable, may not be collected. As of December 31, 2007 and 2006, Kforce did not have any active derivative instruments nor did Kforce engage in any hedging activities during the years then ended.

Business Combinations

Kforce utilizes the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value and whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

Earnings per Share

Basic earnings per share is computed as earnings divided by weighted average common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net earnings	$40,367	$32,519	$22,321

Denominator:
Weighted average shares outstanding—basic	41,308	40,189	38,527
Common stock equivalents from options, SARS, PARS and restricted stock	986	1,823	2,089

Weighted average shares outstanding—diluted	42,294	42,012	40,616

Earnings per share:
Basic	$0.98	$0.81	$0.58

Diluted	$0.95	$0.77	$0.55

Options and other share-based awards to purchase 826, 1,201 and 2,549 shares of common stock were not included in the computations of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively, because these options would have had an anti-dilutive effect on earnings per share.

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. This standard also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the expensing of acquisition-related costs as incurred, among others. The statement will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for our fiscal year beginning January 1, 2008. Although we currently do not anticipate adopting the provisions of SFAS 159 to any specific assets or liabilities, we are still finalizing our assessment.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for our fiscal year beginning January 1, 2008. Although we are currently finalizing our assessment of the impact adopting SFAS 157 will have on our financial statements, we believe the impact is limited to the fair value measurements of our workers’ compensation liability, credit facility and capital lease obligations. However, we do not believe that this will have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 (“FSP 157-1”) that would exclude leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements. We do not expect the SFAS 157 related guidance to have a material impact on our consolidated financial statements.

2. Fixed Assets

Major classifications of fixed assets and related asset lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2007	2006
Land		$1,310	$1,310
Furniture and equipment	5-7 years	7,790	7,558
Computer equipment	3-5 years	2,866	2,241
Leasehold improvements	3-15 years	5,878	5,268
Capital leases	3-5 years	8,960	8,268

		26,804	24,645
Less accumulated depreciation and amortization		13,449	12,035

		$13,355	$12,610

Depreciation and amortization expense during the years ended December 31, 2007, 2006 and 2005 was $5,322, $4,251 and $3,035, respectively.

3. Income Taxes

The provision (benefit) for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Current:
Federal	$18,426	$1,565	$(223)
State	1,479	319	123
Deferred	6,176	19,486	14,945
Decrease in valuation allowance	—	(883)	—

	$26,081	$20,487	$14,845

The provision (benefit) for income taxes shown above varied from the statutory federal income tax rates for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	3.4	4.6	4.6
Non-deductible meals and entertainment	0.9	0.7	0.1
Alternative Minimum Tax	—	—	(0.6)
Other	—	—	0.8
Deferred tax asset valuation allowance	—	(1.6)	—

Effective tax rate	39.3%	38.7%	39.9%

Deferred income tax assets and liabilities are comprised of the following:

	DECEMBER 31,
	2007	2006
Deferred taxes, current:
Assets:
Allowance for doubtful accounts	$1,271	$1,134
Accrued liabilities	2,033	3,377
Federal net operating loss carryforward	2,063	2,063
State net operating loss carryforward	725	1,845
Deferred compensation	359	308
Other	2,672	854

	9,123	9,581
Liabilities:
Prepaid expenses	(714)	(689)

Net current deferred tax asset	8,409	8,892

Deferred taxes, non-current:
Assets:
Deferred compensation	5,751	4,701
Federal net operating loss carryforward	1,418	3,403
Other	308	279

	7,477	8,383

Liabilities:
Depreciation of fixed assets	(4,889)	(2,853)
Amortization of goodwill and intangible assets	(9,212)	(6,059)

	(14,101)	(8,912)

Non-current deferred tax liability, net	(6,624)	(529)
Valuation allowance	—	(475)

Net non-current deferred tax liability	(6,624)	(1,004)

Net Deferred Tax Asset	$1,785	$7,888

At December 31, 2007, Kforce had Federal net operating loss carryforwards (“NOLs”) of approximately $9,943 related to the recording of Hall Kinion Federal NOLs, which expire in varying amounts through 2024. Further, Kforce has approximately $11,895 of state tax NOLs at December 31, 2007, which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2022.

Kforce incurred NOLs for both Federal and state income tax purposes in 2004, 2002 and 2001. For accounting purposes, the estimated tax effects of such NOLs, plus other timing differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the NOLs will be utilized for tax purposes, or valuation allowances must be established to offset such assets. There is no valuation allowances placed against current and non-current deferred tax assets as of December 31, 2007. The reduction in the valuation allowance during 2007 did not impact the income tax provision as it related to adjustments in purchase accounting. During the quarter ended December 31, 2006, Kforce recognized a tax benefit totaling $883 related to the reversal of a valuation allowance based upon Kforce receiving IRS approval of a tax method change.

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. At December 31, 2006, Kforce Government Solutions, Inc. (formerly known as PCCI), a wholly-owned subsidiary of Kforce, had ongoing audits being conducted by the states of New Jersey and New York. These audits were settled in 2007 with no material adverse assessments. Kforce Government Solutions, Inc. also had an ongoing audit being conducted by the IRS as of December 31, 2006 related to its December 31, 2004 Federal income tax return. On January 31, 2007, this audit was settled with no changes to the previously filed 2004 tax return. As of December 31, 2007, Kforce Global Solutions, a wholly-owned subsidiary of Kforce Government Holdings, Inc., had an ongoing audit of their 2006 tax return with the Philippines Bureau of Inland Revenue. No assessments related to this audit have been proposed as of December 31, 2007.

Uncertain Income Tax Positions

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

The adoption of FIN 48 did not result in Kforce recognizing any increase or decrease in the liability for unrecognized tax benefits at January 1, 2007, which was $877. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$877
Additions based on tax positions related to the current year	—
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	14
Reductions for tax positions of prior years	(243)
Settlements	(131)

Balance at December 31, 2007	$517

The entire amount of these unrecognized tax benefits, if recognized, would result in a decrease to goodwill recorded in purchase business combinations. No significant changes to Kforce’s uncertain tax positions are expected to significantly change over the next 12-month period.

Kforce recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2007, interest and penalties recognized and the cumulative amount accrued as of year-end were not significant.

Kforce and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various states. One of Kforce’s subsidiaries files in a foreign jurisdiction. With few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S income tax examinations by tax authorities for years before 2002.

4. Other Assets

	DECEMBER 31,
	2007	2006
Cash surrender value of life insurance policies	$16,527	$12,393
Capitalized software, net of amortization	13,471	8,431
Prepaid rent – headquarters, net of amortization	852	963
Deferred loan costs, net of amortization	579	697
Escrow deposits	—	10,000
Other non-current assets	553	509

	$31,982	$32,993

The cash surrender value of company-owned life insurance policies relates to policies maintained by Kforce on certain participants in the Deferred Compensation Plan, which could be used to fund the related obligations (Note 11). In June 2006, the EITF reached a consensus on Issue No. 06-5 (“EITF 06-5”), Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, which addresses the amount that can be reported as an asset under a company’s life insurance policies based upon the amount that can be realized under the contractual terms on a policy by policy basis. We adopted EITF 06-5 in the first quarter of fiscal 2007, and it did not have any impact on Kforce’s consolidated financial statements.

Kforce capitalized software purchases as well as direct costs associated with software developed for internal use of approximately $8,681 and $3,185 during 2007 and 2006, respectively. The increase in 2007 was primarily a result of the implementation of additional back office software modules, which went live during August 2007. Accumulated amortization on capitalized software was $8,755 and $6,788 as of December 31, 2007 and 2006, respectively. Amortization expense on capitalized software during the years ended December 31, 2007, 2006 and 2005 was $3,641, $2,342 and $1,459, respectively.

During 2007, approximately $9,647 of the escrow deposits was released to the sellers of Bradson and PCCI. The remaining amount of approximately $353 was received by Kforce for certain claims as provided for under the Merger Agreement and the related Escrow and Exchange Agent Agreement.

5. Goodwill and Other Intangible Assets

Goodwill

Kforce completed its annual tests for goodwill impairment and determined that no impairment existed during the three years ended December 31, 2007.

On December 31, 2006, Kforce completed a valuation of its four reporting units: Finance and Accounting, Technology, Health and Life Sciences and Government Solutions. Kforce utilized a discounted cash flow method and a market approach (the guideline public company method) and considered the results of each to value its reporting units. The discounted cash flow method is an income-based approach whereby the value of the reporting unit is determined by discounting each reporting unit’s expected cash flows using an appropriate discount rate. In the 2006 fair value determination, Kforce utilized a weighted average cost of capital of 13.1% to 15.5% depending upon the circumstances specific to each reporting unit. The weighted average cost of capital was determined using a cost of equity ranging from 13.9% to 16.2% and an after-tax cost of debt of 3.9% in order to value each of its reporting units under the discounted cash flow method. The cost of equity and after-tax cost of debt was appropriately weighted to derive a weighted average cost of capital. The guideline public company method is an approach that applies pricing multiples derived from comparable publicly traded guideline companies to the respective reporting unit to determine its value. In the 2006 fair value determination, Kforce utilized invested capital/revenue multiples ranging from .40 to 1.50, invested capital/EBITDA multiples ranging from 4.0 to 10.0 and invested capital/EBIT multiples ranging from 5.5 to 10.0 in order to value each of its reporting units under the guideline public company method. The results of that valuation in 2006 indicated that the fair value of each of Kforce’s reporting units significantly exceeded the carrying values of those reporting units and, as a result, Kforce concluded that there was no impairment of goodwill.

Kforce carried forward the detailed determination of fair value to December 31, 2007 based on the following factors: (i) the assets and liabilities that make up the reporting unit have not changed significantly since the most recent fair value determination; (ii) the most recent fair value determination as of December 31, 2006 resulted in an amount that exceeded the carrying amount of each reporting unit by a substantial margin (fair values ranging from 127% to 275% of carrying value) and (iii) based on an analysis of the events that have occurred and circumstances that have changed since the most recent fair value determination, the likelihood that a current fair value determination would be less than the current carrying amount of the reporting unit is remote. This analysis included a comparison of the reporting unit’s actual operating results during the year ended December 31, 2007 with the forecasts utilized in the 2006 fair value determination, an assessment of Kforce’s continued ability to achieve the forecasts utilized in the 2006 fair value determination for 2008 and beyond, an assessment of the continued propriety of the assumptions used in the 2006 fair value determination, and a review of market-based factors.

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the three years ended December 31, 2007:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Balance as of December 31, 2004	$75,992	$19,832	$12,529	$—	$108,353
Goodwill acquired during the year—Vista	16,442	—	—	—	16,442
Adjustment to Hall Kinion Goodwill	177	32	—	—	209

Balance as of December 31, 2005	92,611	19,864	12,529	—	125,004
Goodwill acquired during the year—PCCI	32,814	—	—	7,408	40,222
Goodwill acquired during the year—Bradson	—	—	—	51,908	51,908
Adjustment to Vista Goodwill (a)	5,205	—	—	—	5,205
Adjustment to Hall Kinion Goodwill	(32)	(5)	—	—	(37)

Balance as of December 31, 2006	$130,598	$19,859	$12,529	$59,316	$222,302
Adjustment to PCCI Goodwill (b)	3,597	—	—	813	4,410
Adjustment to Hall Kinion Goodwill	(503)	(93)	—	—	(596)
Adjustment to Bradson Goodwill (c)	—	—	—	11,493	11,493

Balance as of December 31, 2007	$133,692	$19,766	$12,529	$71,622	$237,609

(a)	The 450 shares of Kforce common stock that were held in escrow were released in accordance with the terms of the agreement, which resulted in an increase to goodwill of $5,205.
(b)	The adjustment to goodwill is related to the resolution of certain escrow items in accordance with the terms of the agreement, which was principally the release of escrow to the sellers.
(c)	This adjustment is comprised of two principal components: (i) $5,000 that was released by Kforce out of escrow in accordance with the terms of the agreement and (ii) $6,462 that resulted from the finalization of the Bradson purchase price allocation. The assumptions used in the purchase price allocation are more fully described in Note 6.

As of December 31, 2007, there are no remaining amounts in escrow.

Other Intangible Assets

As of December 31, 2007 and 2006, intangible assets, net in the accompanying consolidated balance sheets consisted of non-compete agreements, employment agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite lived intangible assets, which consist of trade names and trademarks, amounted to $4.1 million as of December 31, 2007 and 2006. All of the intangible assets represented less than 5% of total assets.

Amortization expense on intangible assets for the three years ended December 31, 2007 was $5,524, $4,885 and $3,502, respectively. As of December 31, 2007 and 2006, accumulated amortization on intangible assets was $16,620 and $11,096, respectively.

Amortization expense for 2008, 2009, 2010, 2011 and 2012 is expected to be $3,608, $1,436, $981, $488 and $384, respectively.

6. Acquisitions

The results of the acquisitions below have been included in Kforce’s consolidated financial statements since the respective acquisition date.

For the Year Ended December 31, 2006

Bradson Corporation

During October 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Kforce, Bradson Corporation (“Bradson”), Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce (“KGH”), Ronald M. Bradley, individually and on behalf of the other shareholders.

Bradson was a privately held company based in Arlington, Virginia, and has been a prime contractor of Finance and Accounting professional services to the Federal government for over 20 years. Bradson’s primary customers include the Department of Defense and the Department of Homeland Security.

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of approximately $73,325 (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4,000 in working capital at the time of closing. The cash consideration paid by KGH was comprised of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility. On the closing date, KGH placed $5,000 of the total Purchase Price into escrow to secure Bradson’s indemnification obligations and to satisfy certain adjustments to the Purchase Price. As described in Note 5, the $5,000 escrow was fully resolved during 2007 resulting in an increase to goodwill.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition (including subsequent goodwill adjustments described in Note 5):

Goodwill	$63,401
Acquisition intangibles	5,735
Net assets acquired	4,189

Total purchase price	$73,325

As of December 31, 2006, Kforce preliminarily assigned $11,960 of the excess purchase price to customer relationships and contracts, which were being amortized over a weighted average useful life of 10 years. In addition, Kforce allocated $182 of the excess purchase price to non-compete agreements that are being amortized over a weighted average useful life of 5 years and $54 to an employment agreement with a useful life of 2 years. Although Kforce had not finalized its valuation as of December 31, 2006, Kforce considered cumulative knowledge through our prior acquisitions and an initial assessment of all potential identifiable intangible assets, which included a review of customer relationships and specific contracts acquired, to determine an estimated fair value allocation.

During the fourth quarter of 2007, Kforce finalized its valuation and recorded adjustments to the preliminary values discussed above. Kforce determined the fair value of the customer relationship to be $3,911, customer contracts to be $1,589 and the non-compete and employment agreements to be $235. These adjustments cumulatively resulted in an increase of goodwill of $6,462. Kforce determined the fair value of the customer relationship using an excess earnings method, which is based on the present value of the projected after-tax cash flows using a discount rate of 16.6%, after deducting the fair value of the customer contracts. The fair value of the customer contracts, which had remaining terms of up to 5 years, was determined by Kforce by analyzing the present value of the projected after-tax cash flows of each contract using a discount rate of 16.1%.

The $63,401 of remaining excess purchase price has been assigned to goodwill, which was allocated to the Government Solutions reporting unit. The significance of the goodwill balance was partly due to the value related to the acquired workforce. This goodwill is not deductible for tax purposes.

PCCI Holdings, Inc.

On January 31, 2006, Kforce acquired PCCI Holdings, Inc. (“PCCI”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kforce, Trevose Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Kforce (“Merger Sub”), PCCI Holdings, Inc., a Delaware corporation, H.I.G. Pinkerton, Inc., a Cayman company, in its capacity as Representative, William D. Pinkerton and Richard J. Quigley. Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for $63,320 (the “Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. On the closing date, Kforce placed into escrow $6,000 of the total Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the Purchase Price. As described in Note 5, the escrow was fully resolved during 2007 resulting in an increase to goodwill.

PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), provided information technology staffing services to commercial clients located throughout the United Stated and the Federal government, which accounted for approximately 35% of PCCI’s revenue. As a result of the above acquisition, Kforce expanded its presence in technology staffing in both the Federal government and commercial sectors.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition (including subsequent goodwill adjustments described in Note 5):

Goodwill	$44,632
Acquisition intangibles	4,393
Trademarks	3,220
Net assets acquired	11,075

Total purchase price	$63,320

Kforce determined the fair value of the trademarks to be $3,220 (an indefinite lived asset), government customer relationships to be $2,230, commercial customer relationships to be $950, government contracts of $894 and other intangibles of $319. Kforce determined the fair value of the trademarks using a relief from royalty method, which is based on the present value of the projected cost savings attributable to the ownership of the trademarks. Kforce utilized royalty rates ranging from .25% to 1.0% of revenues, which was based on a review of publicly available royalty rates for staffing services, and discount rates ranging from 15.2% to 15.6%. Kforce determined the fair value of the government and commercial customer relationships using an excess earnings method and deducting the value of the government contracts from this amount. The excess earnings method was based on the present value of the projected after-tax cash flows using a discount rate of 14.9% and 16.0% for the government and commercial divisions, respectively. Kforce determined the fair value of the government contracts by analyzing the present value of the projected after-tax cash flows using a discount rate of 13.9%.

The $44,632 of remaining excess purchase price has been assigned to goodwill, of which $36,411 and $8,221 were allocated to the Technology and Government Solutions reporting units, respectively. The significance of the goodwill balance was partly due to the value related to the acquired workforce. This goodwill is not deductible for tax purposes.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the acquisitions of Bradson and PCCI, which occurred during 2006, and Vista, which occurred during 2005, as if they had occurred on January 1, 2005. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	2006	2005
Revenues	$968,642	$923,108
Net income	$38,212	$33,063
Basic income per share	$.95	$.85
Diluted income per share	$.91	$.81
Basic shares outstanding	40,189	38,762
Diluted shares outstanding	42,012	40,850

7. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following:

	DECEMBER 31,
	2007	2006
Accounts payable	$15,777	$14,324
Accrued liabilities	9,445	10,476

	$25,222	$24,800

8. Accrued Payroll Costs

Accrued payroll costs consisted of the following:

	DECEMBER 31,
	2007	2006
Payroll and benefits	$40,648	$30,885
Payroll taxes	7,045	9,965
Accrued health insurance payable	2,615	2,642
Workers’ compensation	3,305	2,963

	$53,613	$46,455

9. Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are limited to $140,000, which includes a revolving loan tranche of up to $125,000 (the “Revolving Loan Amount”) and a $15,000 sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed up to $25,000 was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or the prime rate. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to .125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements. The Credit Facility expires during November 2011.

10. Other Long-Term Liabilities

	DECEMBER 31,
	2007	2006
Deferred compensation plan (Note 11)	$13,612	$11,230
Accrued rent	2,340	2,454
Supplemental executive retirement plan (Note 11)	1,718	4
Supplemental executive retirement health plan (Note 11)	416	—
Other	392	—
Alternative long term incentive	—	867
Corporate income tax payable—Federal	—	586

	$18,478	$15,141

Kforce has applied the provisions of FASB Statement No. 13, Accounting for Leases (“SFAS 13”), to account for lease arrangements that contain scheduled rent escalations by recognizing rent expense on a straight-line basis over the lease term. The difference between the straight-line rent expense and the cash payment made is recorded as a rental obligation, which amounted to $2,299 and $2,202 as of December 31, 2007 and 2006, respectively, and is classified within accrued rent in the table above.

During February 2006, Kforce granted to certain named executive officers an alternative long-term incentive (the “ALTI”). The terms of the ALTI grant state that the ALTI vests fully on January 2, 2008, and the total ALTI shall increase or decrease in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 2, 2008. As a result of the anticipated changes in the fair value of the obligation, Kforce has determined the fair value as of each reporting period using a Monte Carlo simulation and amortized this value over the vesting period of February 22, 2006 to January 2, 2008. The Monte Carlo simulation was computed using a risk-free interest rate of 5.01% and a volatility factor of 42.78%. Kforce recorded compensation expense in the amount of $641 and $867 for the years ended December 31, 2007 and 2006, respectively. Kforce has recorded an obligation of $1,508 and $867 as of December 31, 2007 and 2006, respectively, in the accompanying consolidated balance sheets. The obligation as of December 31, 2007 was classified in other current debt in the consolidated balance sheets as the obligation was paid to the named executive officers on January 2, 2008.

11. Employee Benefit Plans

401(k) Savings Plans

Kforce has a qualified defined contribution 401(k) Retirement Savings Plan (the “Kforce 401(k) Plan”) covering substantially all Kforce Inc. employees. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of the Kforce 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries.

Prior to the acquisition of Bradson in October 2006, Bradson terminated the qualified defined contribution 401(k) Plan that previously covered employees of Bradson (the “Bradson Corporation 401(k) Plan”). On October 2, 2006, Kforce created the Kforce Government Practice Plan, a qualified defined contribution 401(k) retirement savings Plan (the “Government 401(k) Plan”) to cover substantially all of the legacy Bradson employees. During 2007, PCCI and Bradson were merged into Kforce Government Solutions (“KGS”), which adopted the Government 401(k) Plan. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of the Government 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries.

Kforce has accrued a match of $1,179, $893 and $813 for the above plans’ years ended December 31, 2007, 2006 and 2005, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held 450, 556 and 660 shares of Kforce’s common stock as of December 31, 2007, 2006, and 2005, respectively. These shares represented approximately 1.08%, 1.36% and 1.71% of Kforce’s outstanding shares as of December 31, 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

Kforce has an Employee Stock Purchase Plan which allows all employees to purchase stock at a 5% discount from the market price of Kforce’s common stock at the end of the three month purchase period and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. Pursuant to the plan, Kforce issued 86, 172 and 128 shares of common stock at an average purchase price of $12.80, $9.30 and $7.57 per share during the years ended December 31, 2007, 2006, and 2005, respectively. These shares were transferred to the plan from Kforce’s treasury stock.

Deferred Compensation Plan

Kforce has a nonqualified deferred compensation plan pursuant to which eligible management and highly-compensated key employees, as defined by IRS regulations, may elect to defer part of their compensation to later years. These amounts are classified as accounts payable and other accrued liabilities if due to be paid within the next year or as other long-term liabilities if due to be paid out after the next year or upon retirement or termination of employment. At December 31, 2007 and 2006, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $687 and $428, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $13,612 and $11,230 as of December 31, 2007 and 2006, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender value of these company-owned life insurance policies, $16,527 and $12,393 at December 31, 2007 and 2006, respectively, are classified as other assets (Note 4). Compensation expense of $871, $256 and $700 was recognized for the plan for the years ended December 31, 2007, 2006, and 2005, respectively.

During 2006, Kforce recorded a reclassification adjustment to correctly classify premiums paid for company-owned life insurance policies from operating activities to investing activities in the consolidated statements of cash flows for the years ended December 31, 2005 and 2004, to correctly report these amounts.

Supplemental Executive Retirement Plan

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain named executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain the named executive officers. The SERP is a nonqualified benefit plan, and does not include elective deferrals of covered executive officers’ salaries. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP are targeted at 45% of the covered executive officer’s average salary and bonus from the three years where the executive earned the highest salary and bonus during the last ten years of employment, which is subject to adjustment for early retirement and the participant’s vesting percentage. Benefits under the SERP are normally paid for the life of the covered executive officer, but may be commuted to a lump sum present value payment or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. Normal retirement age under the SERP is defined as age 65. Vesting under the plan is defined as 100% upon the attainment of age 55 and 10 years of service and 0% prior to the attainment of age 55 and 10 years of service. Certain conditions allow for early retirement as early as age 55. Full vesting also occurs if a participant with five years or more of service is terminated by Kforce without good cause. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006.

SERP Obligation

The SERP obligation, which was determined based upon actuarial calculations as of the beginning and end of the year, and the net periodic benefit cost recorded by Kforce for the SERP for the year ended December 31, 2007, were as follows:

Benefit obligation at beginning of year	$4
Service cost	1,714
Interest cost	—
Plan amendment	—
Actuarial (gain)/loss	—
Benefits paid	—

Benefit obligation at end of year	$1,718

None of the above benefit obligation was funded as of December 31, 2007.

Assumptions

Weighted average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2007 and 2006 were as follows:

Discount rate (a)	5.75%
Expected long-term rate of return on plan assets (b)	—
Average assumed rate of compensation increase	2.00%

(a)	The discount rate is based upon the yield of a portfolio of high quality, long-term corporate bonds as of the end of each respective fiscal year with a maturity commensurate with the expected payout of the SERP obligation.
(b)	Due to the SERP being unfunded at December 31, 2007 and 2006, Kforce has not determined the expected long-term rate of return on plan assets. Once funded, Kforce will determine the long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the years ended December 31, 2007 and 2006. Kforce currently anticipates funding the SERP during the year ended December 31, 2008.

Estimated Future Benefit Payments

Benefit payments by the SERP, which reflect anticipated future service of the named executive officers, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2008	$—
2009	—
2010	—
2011	—
2012	—
2013 -2017	2,925
Thereafter	40,018

Supplemental Executive Retirement Health Plan

Effective April 20, 2007, the Board of Directors approved the Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirror that of the SERP and no funding is required by Kforce or the participants. The expected postretirement benefit obligation for the SERHP was $1,311 as of the date of plan approval. This liability is being accrued ratably based upon the anticipated vesting date of the participants, which amounted to $416 as of December 31, 2007. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date.

The annual health care trend rate used to measure the expected cost of the benefits covered by the SERHP was 11.0% in 2007 and declined in 0.5% decrements to 6.0% in 2017 and beyond. A 1% increase in the assumed health care cost trend would have increased service and interest cost by $117 and the accumulated postretirement benefit obligation by $120 as of and for the year ended December 31, 2007. A 1% decrease in the assumed health care cost trend would have decreased service and interest cost by $86 and the accumulated postretirement benefit obligation by $87 as of and for the year ended December 31, 2007. During the year ended December 31, 2007, Kforce recorded a net periodic postretirement healthcare benefit cost of $416.

12. Stock Incentive Plans

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

Stock Options

A summary of stock option activity under all of Kforce’s plans for the three years ended December 31, 2007 is as follows:

	EMPLOYEE INCENTIVE STOCK OPTION PLAN	NON- EMPLOYEE DIRECTOR STOCK OPTION PLAN	STOCK INCENTIVE PLAN	TOTAL	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED AVERAGE FAIR VALUE OF OPTIONS GRANTED	TOTAL INTRINSIC VALUE OF OPTIONS EXERCISED
Outstanding as of December 31, 2004	6,083	314	—	6,397	$9.03
Granted	390	—	—	390	$11.00	$4.93
Exercised	(295)	(124)	—	(419)	$5.10		$2,282
Forfeited/Cancelled	(179)	—	—	(179)	$13.93

Outstanding as of December 31, 2005	5,999	190	—	6,189	$9.28
Granted	—	—	60	60	$12.20	$8.06
Exercised	(1,694)	(47)	—	(1,741)	$5.99		$14,624
Forfeited/Cancelled	(144)	—	—	(144)	$11.42

Outstanding as of December 31, 2006	4,161	143	60	4,364	$10.56
Granted	—	—	53	53	$13.77	$9.53
Exercised	(534)	(2)	—	(536)	$7.68		$4,068
Forfeited/Cancelled	(25)	(30)	—	(55)	$14.08

Outstanding as of December 31, 2007	3,602	111	113	3,826	$10.96

Unvested awards as of December 31, 2007	—	—	113	113

Exercisable at December 31, 2007	3,602	111	—	3,713	$10.90

Kforce uses the Black Scholes option pricing model to derive the fair value of options granted. The following assumptions were used in the valuation of options granted during the years ended December 31:

	2007	2006	2005
Expected term (a)	6.3 yrs	3.0 – 6.9 yrs	4.7 yrs
Expected volatility (b)	73%	71% – 74%	50%
Expected dividends (c)	0%	0%	0%
Risk-free rate	4.5%	4.9% – 5.0%	3.9%

(a)	Weighted average exercise terms are based upon historical exercise behavior for Kforce stock options and may vary based upon the applicable employee group exercise patterns.
(b)	Volatility is based upon the historical volatility of Kforce’s common stock during a term commensurate with the expected term of the option.
(c)	The dividend yield is based upon Kforce not historically paying dividends on its common stock.
(d)	The risk-free rate is based upon treasury yields with similar terms.

Options expire at the end of ten years from the date of grant. Kforce issues new shares upon exercise of options.

The following table summarizes information about employee and director stock options issued under all plans as of December 31, 2007:

	OUTSTANDING
RANGE OF EXERCISE PRICES	NUMBER OF AWARDS (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$0.000 - $3.150	10	2.8	$2.41	$73
$3.151 - $6.300	590	3.9	4.85	2,889
$6.301 - $9.450	1,168	3.4	8.20	1,816
$9.451 - $12.600	821	6.9	11.07	—
$12.601 - $15.750	961	2.4	14.39	—
$15.751 - $18.900	—	—	—	—
$18.901 - $22.050	—	—	—	—
$22.051 - $25.200	206	0.1	22.38	—
$25.201 - $28.350	70	0.3	27.82	—

	3,826	3.8	10.96	$4,778

	EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OF AWARDS (SHARES)	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	WEIGHTED AVERAGE EXERCISE PRICE ($)	TOTAL INTRINSIC VALUE
$0.000 - $3.150	10	2.8	$2.41	$73
$3.151 - $6.300	590	3.9	4.85	2,889
$6.301 - $9.450	1,168	3.4	8.20	1,816
$9.451 - $12.600	761	6.9	10.98	—
$12.601 - $15.750	908	2.4	14.42	—
$15.751 - $18.900	—	—	—	—
$18.901 - $22.050	—	—	—	—
$22.051 - $25.200	206	0.1	22.38	—
$25.201 - $28.350	70	0.3	27.82	—

	3,713	3.8	10.90	$4,778

During the year ended December 31, 2007 and 2006, Kforce recognized compensation expense of $325 and $66, respectively. As of December 31, 2007, total unrecognized compensation cost related to non-vested options was $541. The weighted average period over which this cost is expected to be recognized is 1.2 years. All unvested awards as of December 31, 2007 are expected to vest in the future.

Stock Appreciation Rights

During January 2007, Kforce granted 469 stock appreciation rights (“SARS”) at an exercise price of $12.66. The SARS vest 100% three years from the date of issuance. Vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days or if the Board of Directors has determined that the criteria for acceleration have been met.

The valuation of the SARS was based upon a Black Scholes valuation model utilizing the following assumptions: dividend yield of 0.0%, risk free rate of 4.5%, expected term of 4.96 years and a volatility factor of 67%. The expected term was comprised of a derived service period of 1.78, which was determined using a lattice model, and a weighted average holding period of 3.18 years. The grant date fair value of the SARS was $7.53.

There was no activity related to the SARS subsequent to the grant date; therefore, there were 469 SARS outstanding and none were exercisable as of December 31, 2007. Compensation expense attributable to SARS is being recognized over the derived service period. During the year ended December 31, 2007, Kforce recorded compensation expense related to the issuance of the SARS of approximately $1,985. As of December 31, 2007, there was $1,549 of unrecognized compensation expense related to the issuance of the SARS, which will be recognized in 2008.

Performance Accelerated Restricted Stock

Kforce granted 309 units of performance accelerated restricted stock (“PARS”) during the year ended December 31, 2007 to certain members of senior management. The PARS have a six-year vesting period. Vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 50% for a period of ten trading days or if the Board of Directors has determined that the criteria for acceleration have been met.

The valuation of the PARS was determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date with a weighted average grant date fair value of $13.33. The fair value of these awards is being amortized over a derived service period of 4.0 years, which was determined using a lattice model and is subject to any acceleration provisions being met. Compensation expense attributable to PARS is being recognized over the derived service period.

During 2007, there was a 10 unit forfeiture with a grant date fair value of $13.92. As there was no other activity related to the PARS subsequent to the grant date, there were 299 PARS outstanding and none were exercisable as of December 31, 2007. During the year ended December 31, 2007, Kforce recorded compensation expense related to the issuance of the PARS of approximately $959. As of December 31, 2007, there was $3,164 of unrecognized compensation expense related to the issuance of the PARS, which will be recognized through 2011.

Restricted Stock

The value of time-based restricted stock (“RS”) is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date.

A summary of restricted stock activity under Kforce’s Employee Incentive Stock Option Plan plans for the three years ended December 31, 2007 is as follows:

SHARES
Outstanding as of December 31, 2004	305
Granted	—
Forfeited	—
Outstanding as of December 31, 2005	305
Granted	—
Vested	(298)
Forfeited	—
Outstanding as of December 31, 2006	7
Granted	80
Forfeited	(7)

Outstanding as of December 31, 2007	80

The weighted average grant date fair value of the 80 units and 7 units of restricted stock granted and forfeited, respectively, was $13.33 and $5.21, respectively. Pursuant to the adoption of SFAS 123R on January 1, 2006 under the modified prospective transition method, Kforce reclassified unearned compensation of $1,094 to additional paid-in capital. Kforce recognized compensation expense of $161, $1,094 and $1,665 during the years ended December 31, 2007, 2006 and 2005, respectively. Unrecognized compensation expense related to the issuance of restricted stock that were unvested as of December 31, 2007 amounted to $900 and will be recognized over the remaining vesting period on a pro-rata basis through 2013.

13. Severance Costs

In 2005, Kforce incurred and paid compensation expense of $1,106 for severance costs upon the termination of a named officer. These costs are a component of selling, general & administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

14. Commitments and Contingencies

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days of notice given. The leases require payment of taxes, insurance and maintenance costs in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments (Note 10), under non-cancelable capital and operating leases are summarized as follows:

	2008	2009	2010	2011	2012	Thereafter
Capital Leases
Present values of payments	$2,351	$1,537	$776	$234	$123	$—
Interest	352	67	38	12	—	—

Capital Lease Payments	$2,703	$1,604	$814	$246	$123	$—

Operating Leases
Facilities	$9,999	$7,453	$5,647	$4,039	$3,152	$11,308
Furniture and equipment	330	197	116	45	12	—

Total Operating Leases	$10,329	$7,650	$5,763	$4,084	$3,164	$11,308

Total Leases	$13,032	$9,254	$6,577	$4,330	$3,287	$11,308

The present value of the minimum lease payments for capital lease obligations has been classified in other current debt and long-term debt – other according to their respective maturities. Rental expense under operating leases was $10,780, $10,689 and $10,758 for the years ended December 31, 2007, 2006 and 2005, respectively.

On September 14, 2001, Kforce executed an agreement for the lease of its new corporate headquarters and consolidation of its Tampa operations. Significant terms included the prepayment of rent in the amount of $2,200, which is being amortized on a straight-line basis over the 15-year lease term. Kforce is required to make minimum annual lease payments, which escalate from approximately $1,929 to $2,949 over the lease term. Kforce has applied the provisions of SFAS 13 to account for the lease payments on its headquarters and any other operating leases with scheduled rent escalations. Accordingly, the total lease payments that will be made over the term of the lease are being recorded as an expense on a straight-line basis over the term of the lease as opposed to recording the amount of lease payments actually made. As a result, the difference between the actual lease payments made and the amount of expense recorded is carried as a liability on the accompanying consolidated balance sheet. The amount of this liability as of December 31, 2007 and 2006 was approximately $2,299 and $2,202, respectively.

Purchase Commitments

Kforce has entered into various commitments including, among others, a system integration and implementation project within our Government Solutions segment, a resort to host our annual employee incentive trip during 2009, and data center fees for certain of our information technology applications. As of December 31, 2007, these commitments amounted to approximately $6,894 and are expected to be paid as follows: $3,409 in 2008; $1,715 in 2009; $915 in 2010; $645 in 2011 and $105 in each of 2012 and 2013.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit outstanding for workers’ compensation and other insurance coverage totaling $4,160, and for facility lease deposits totaling approximately $1,890.

Litigation

In the ordinary course of its business, Kforce is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination, harassment and other similar allegations. Kforce maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, directors and officers, errors and omissions, employment practices liability and fidelity losses. Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, cash flows or financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2007 was approximately $35,484 if all of the employees under contract were terminated without good cause by the employer or the employees resign for good cause following a change in control and $15,995 if all of the employees under contract were terminated by Kforce without good cause or the employees resign for good cause in the absence of a change of control.

Kforce has not recorded a liability related to the employment agreements as there have been no events that have occurred that would require payment under the agreements.

15. Reportable Segments

Kforce’s reportable segments are: (i) Technology, (ii) Finance and Accounting, (iii) Health and Life Sciences and (iv) Government Solutions. This determination was supported by, among others: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of the segment’s operations and information presented to the Board of Directors. During this assessment, it was determined that Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Although the Government Solutions segment, which resulted from the 2006 acquisitions of PCCI and Bradson, does not meet quantitative thresholds for separate segment reporting, management believes that the information would be useful to the readers of our financial statements.

Historically, and through our year ended December 31, 2007, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the operations of our segments:

	TECHNOLOGY	FINANCE AND ACCOUNTING	HEALTH AND LIFE SCIENCES	GOVERNMENT SOLUTIONS	TOTAL
2007
Net service revenues
Flexible billings	$488,968	$189,824	$218,293	$61,764	$958,849
Search fees	29,820	43,301	4,945	—	78,066

Total revenue	$518,788	$233,125	$223,238	$61,764	$1,036,915
Gross profit	$169,450	$106,577	$72,321	$23,995	$372,343
2006
Net service revenues
Flexible billings	$430,731	$208,815	$195,162	$32,877	$867,585
Search fees	25,638	40,688	4,537	—	70,863

Total revenue	$456,369	$249,503	$199,699	$32,877	$938,448
Gross profit	$144,753	$108,208	$62,617	$10,521	$326,099
2005
Net service revenues
Flexible billings	$352,743	$211,873	$182,775	—	$747,391
Search fees	18,037	31,834	5,003	—	54,874

Total revenue	$370,780	$243,707	$187,778	—	$802,265
Gross profit	$109,856	$93,310	$56,823	—	$259,989

16. Quarterly Financial Data (Unaudited)

	QUARTER ENDED
	MAR 31	JUN 30	SEPT 30	DEC 31
2007
Net service revenues	$252,308	$259,924	$262,060	$262,623
Gross profit	88,441	94,118	96,277	93,507
Net income	8,795	10,577	11,024	9,971
Net earnings per share-basic	$.21	$.26	$.27	$.24
Net earnings per share-diluted	$.21	$.25	$.26	$.24
2006
Net service revenues	$222,298	$234,399	$238,700	$243,051
Gross profit	74,002	80,927	85,401	85,769
Net income	6,057	8,365	8,842	9,255
Net earnings per share-basic	$.15	$.21	$.22	$.23
Net earnings per share-diluted	$.15	$.20	$.21	$.22

During the fourth quarter of 2007, Kforce eliminated an estimated liability for unclaimed property of $870, which related to Kforce’s 2004 acquisition of Hall Kinion and was recorded in selling, general and administrative expenses in the accompanying statements of operations.

17. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the year ended December 31:

	2007	2006	2005
Cash paid (received) during the period for:
Income taxes paid (received), net	$15,725	$612	$(29)
Interest, net	5,137	3,689	1,888
Non-Cash Transaction Information:
Cash flow hedge (expense), net of taxes	—	—	(37)
Tax benefit from disqualifying dispositions of stock options and restricted stock	1,530	5,700	341
Common Stock Transactions:
Employee stock purchase plan	1,098	1,597	961
Issuance of stock in an acquisition	—	5,202	18,324
Software acquired under financing agreement	—	—	1,799
Equipment acquired under capital lease	3,397	2,736	3,589
Non-cash gain on sale of Board Network	—	—	74
Settlement of acquisition escrow – adjustment to goodwill	9,648	—	—
Cash used in connection with acquisitions, net:
Transaction costs	$31	$127,406	$277
Escrow funds not included in purchase price	—	10,000	—
Payment of acquired business bank line of credit	—	—	2,467
Escrow refund	(352)	—	—
Cash received in acquisition	—	(906)	—
Transaction costs – Hall Kinion tax adjustments	(18)	—	58
Cash overdraft received in acquisition	—	232	101

	$(339)	$136,732	$2,903

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that these controls and procedures are effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Kforce management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting. This report is presented in Item 8. Financial Statements and Supplementary Data.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

Item 11.	Executive Compensation

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule presented below. The independent auditors’ report as presented on page 31 of this report applies to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of Kforce.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

2. Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibits Index are incorporated by reference into this Item 15(b) and are a part of this report.

KFORCE INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts and Reserves	58

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts and fallouts	2005	$6,268	$38	$1,967	$(3,174)	$5,099
	2006	5,099	(1,721)	2,256	(2,919)	2,715
	2007	2,715	1,214	102	(1,029)	3,002

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income.
(b)	Deductions include write-offs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts and fallouts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 27, 2008	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2008	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2008	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2008	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 27, 2008	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 27, 2008	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: February 27, 2008	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: February 27, 2008	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 27, 2008	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 27, 2008	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: February 27, 2008	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 27, 2008	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman, Vice President and Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on February 7, 2007.

4.1	Rights Agreement, dated October 28, 1998, between Romac International, Inc. and State Street Bank and Trust Company as Rights Agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058), filed with the SEC on October 29, 1998.

4.2	Amendment to Rights Agreement, dated as of October 24, 2000, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on November 3, 2000.

4.3	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed with the SEC on May 9, 1996.

9.1	Form of Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

9.2	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant, incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

10.1	Second Amended and Restated Credit Agreement, dated as October 2, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 3, 2006.

10.2	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.3	Employment Agreement, dated as of December 31, 2006, between the Registrant and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.4	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.5	Employment Agreement, dated as of December 31, 2006, between the Registrant and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.6	Employment Agreement, dated as of December 31, 2006, between the Registrant and Steven McMahan, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.7	Kforce Inc. Supplemental Executive Retirement Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 7, 2007.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.