Form 10-Q
period 2008-03-31
KFORCE  INC
filed 2008-04-30
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of April 28, 2008, was 40,116,198.

KFORCE INC.

ANNUAL REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2008

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This document contains forward-looking statements, particularly with respect to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Additional written or oral forward-looking statements may be made by Kforce from time to time, in filings with the Securities and Exchange Commission (“SEC”) or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the MD&A section. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2008	March 31, 2007
Flexible billings	$246,302	$233,056
Search fees	18,202	19,252

Net service revenues	264,504	252,308
Direct costs of services	174,266	163,867

Gross profit	90,238	88,441
Selling, general and administrative expenses	73,550	68,921
Depreciation and amortization	3,952	3,460

Income from operations	12,736	16,060
Other expense, net	936	1,524

Income before income taxes	11,800	14,536
Provision for income taxes	4,622	5,741

Net income	$7,178	$8,795

Earnings per share – Basic	$.18	$.21

Weighted average shares outstanding – Basic	40,587	40,993

Earnings per share – Diluted	$.18	$.21

Weighted average shares outstanding – Diluted	40,900	42,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$834	$1,083
Trade receivables, net of allowance for doubtful accounts and fallouts of $2,797 and $3,002, respectively	163,715	166,777
Income tax refund receivable	429	377
Deferred tax asset, net	7,303	8,409
Prepaid expenses and other current assets	6,602	4,268

Total current assets	178,883	180,914
Fixed assets, net	13,962	13,355
Other assets, net	31,571	31,982
Intangible assets, net	11,015	12,276
Goodwill	237,609	237,609

Total assets	$473,040	$476,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$28,088	$25,222
Accrued payroll costs	48,426	53,613
Other current debt	2,316	3,859
Income taxes payable	5,179	2,872

Total current liabilities	84,009	85,566
Long-term debt – credit facility	53,000	50,330
Long-term debt – other	3,065	2,670
Deferred tax liability, net	6,419	6,624
Other long-term liabilities	17,932	18,478

Total liabilities	164,425	163,668

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 60,920 and 60,919 issued, respectively	609	609
Additional paid-in capital	312,001	310,165
Retained earnings	119,758	112,580
Less reacquired shares at cost; 20,840 and 19,365 shares, respectively	(123,753)	(110,886)

Total stockholders’ equity	308,615	312,468

Total liabilities and stockholders’ equity	$473,040	$476,136

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2008
Common stock – shares:
Shares at beginning of period	60,919
Exercise of stock options	1

Shares at end of period	60,920

Common stock – par value:
Balance at beginning of period	$609
Exercise of stock options	—

Balance at end of period	$609

Additional paid-in capital:
Balance at beginning of period	$310,165
Exercise of stock options	6
Tax benefit from exercises of stock options	1
Stock-based compensation	1,740
Employee stock purchase plan	89

Balance at end of period	$312,001

Retained earnings:
Balance at beginning of period	$112,580
Net income	7,178

Balance at end of period	$119,758

Treasury stock – shares:
Shares at beginning of period	19,365
Repurchases of common stock	1,501
Employee stock purchase plan	(26)

Shares at end of period	20,840

Treasury stock – cost :
Balance at beginning of period	$(110,886)
Repurchases of common stock	(13,013)
Employee stock purchase plan	146

Balance at end of period	$(123,753)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$7,178	$8,795
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	902	3,634
Depreciation and amortization	3,952	3,460
Stock based compensation	1,740	822
Provision for bad debts on accounts receivable and fallouts	1,046	699
Supplemental executive retirement plans expense	732	428
Amortization of alternative long-term incentive award	—	390
Deferred compensation liability (decrease) increase, net	(1,240)	236
Tax benefit attributable to option exercises	1	132
Excess tax benefit attributable to option exercises	—	(62)
Loss (gain) on cash surrender value of company-owned life insurance	1,387	(189)
Loss (gain) on asset sales/disposals	30	(5)
(Increase) decrease in operating assets:
Trade receivables	2,016	(16,892)
Prepaid expenses and other current assets	(2,334)	(956)
Income tax refund receivable	(52)	928
Other assets, net	(1,495)	592
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	1,593	5,732
Accrued payroll costs	(5,187)	(77)
Income taxes payable	2,307	1,323
Other long-term liabilities	1,586	389

Cash provided by operating activities	14,162	9,379

Cash flows used by investing activities:
Acquisitions, net of cash received	—	(2)
Capital expenditures	(1,813)	(2,978)
Premiums paid for company-owned life insurance	(1,624)	(1,330)
Cash proceeds from sale of assets	10	7

Cash used in investing activities	(3,427)	(4,303)

Cash flows from financing activities:
Proceeds from bank line of credit	130,988	81,212
Payments on bank line of credit	(128,318)	(87,132)
Proceeds from exercise of stock options	6	541
Excess tax benefit attributable to option exercises	—	62
Payment of capital expenditure financing	(647)	(782)
Repurchases of common stock	(13,013)	—

Cash used in financing activities	(10,984)	(6,099)

Decrease in cash and cash equivalents	(249)	(1,023)

Cash and cash equivalents at beginning of period	1,083	1,589

Cash and cash equivalents at end of period	$834	$566

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes	$1,999	$(429)
Interest, net	$844	$1,574
Non-Cash Transaction Information:
Employee stock purchase plan	$235	$292
Equipment acquired under capital lease	$1,007	$601
Cash used in connection with acquisitions, net:	—	$2

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Note A – Summary of Significant Accounting Policies

Organization

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following segments: Technology, Finance and Accounting, Health and Life Sciences and Government Solutions. Kforce provides flexible staffing services and solutions on both a temporary and full-time basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida as well as its 67 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in the Philippines. Our international operations continue to comprise less than 1% of net service revenues.

Kforce serves clients from the Fortune 1000, the federal government, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2008 and our results of operations and cash flows for the three months ended March 31, 2008. The data in the condensed consolidated balance sheet as of December 31, 2007 was derived from our audited consolidated balance sheet as of December 31, 2007, as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “we,” “our” or “us” refer to Kforce and its subsidiaries, except where the context otherwise indicates. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts and fallouts, accounting for goodwill and identifiable intangible assets, self-insured liabilities, stock-based compensation, pension obligations and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Cash and Cash Equivalents

Kforce classifies all highly liquid investments with an original initial maturity of three months or less as cash equivalents.

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, a specific analysis of material receivable balances that are past due, which is based on each receivable’s contractual terms and concentration of accounts receivable among clients, in establishing this reserve. Trade receivables are written off by Kforce after they have been determined to be uncollectible. The allowance as a percentage of gross accounts receivable was 1.7% and 1.8% as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, there was no individual client that had a receivable balance greater than 6.9% and 7.3%, respectively, of gross accounts receivable.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position involves a two-step process. First, the enterprise determines whether it is more–likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements.

Fair Value of Financial Instruments

Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value due to the variable nature of the interest rates under our Credit Facility. Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value.

On January 1, 2008, Kforce adopted the provisions of SFAS 157, Fair Value Measurements (“SFAS 157”), which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact on our consolidated financial statements.

Goodwill and Intangible Assets

Kforce performs an annual review to ensure that no impairment of goodwill exists or, when events or circumstances dictate, more frequently. There were no impairment charges recorded during the three months ended March 31, 2008 and 2007.

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete agreements, customer lists, contractual relationships, customer contracts, trademarks and trade names. Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the periods of expected benefit, which range from 1 to 15 years.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets including its identifiable intangible assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. There were no impairment charges recorded during the three months ended March 31, 2008 and 2007.

Capitalized Software

Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $491 and $1,586 during the three months ended March 31, 2008 and 2007, respectively.

Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software using the straight-line method, which range from 1 to 5 years.

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

Accounting for Postretirement Benefits

We adopted the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) on December 31, 2006. This statement requires Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. This statement also requires Kforce to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

Under this statement, Kforce will continue to apply the provisions of SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”), and SFAS 88, Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), in measuring plan assets and benefit obligations and in determining the net periodic benefit cost associated with the Supplemental Executive Retirement Plan. In addition, Kforce will continue to apply the provisions of SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), in measuring plan assets and benefit obligations and in determining the net periodic benefit cost associated with the Supplemental Executive Retirement Health Plan.

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

Health Insurance

Kforce retains liability up to $250 annually for each health insurance participant. Health insurance costs are accrued using estimates to approximate the liability for reported claims and claims incurred but not reported, which are based primarily upon an evaluation of historical claims experience and a review of expected changes in health insurance costs.

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

Our Government Solutions segment typically generates its revenue from time–and-materials contractual arrangements, which is recognized to the extent of the contractually-established bill rates multiplied by hours worked, as services are provided.

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

Earnings per Share

Basic earnings per share is computed as earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2008	2007
Numerator:
Net earnings	$7,178	$8,795

Denominator:
Weighted average shares outstanding—basic	40,587	40,993
Common stock equivalents from options, SARS, PARS and restricted stock	313	1,189

Weighted average shares outstanding—diluted	40,900	42,182

Earnings per share:
Basic	$0.18	$0.21

Diluted	$0.18	$0.21

Options and other share-based awards totaling 4,520 and 1,202 shares of common stock for the three months ended March 31, 2008 and 2007, respectively, were not included in the computations of diluted earnings per share because their impact would have been anti-dilutive.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. This statement also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the expensing of acquisition-related costs as incurred, among others. The statement will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement is effective for our fiscal year beginning January 1, 2008. We did not elect to adopt the provisions of SFAS 159.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As previously mentioned, we adopted SFAS 157 on January 1, 2008, which did not have any impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. We do not expect the SFAS 157 related guidance to have a material impact on our consolidated financial statements.

Note B – Commitments and Contingencies

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

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2008 was approximately $41,974 if all of the employees under contract were terminated without good cause by the employer or the employees resign for good cause following a change in control and $17,043 if all of the employees under contract were terminated by Kforce without good cause or the employees resign for good cause in the absence of a change of control.

Kforce has not recorded a liability related to the employment agreements as there have been no events that have occurred that would require payment under the agreements.

Note C – Employee Benefit Plans

Supplemental Executive Retirement Plan

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain executives. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain the named executive officers. The SERP is a nonqualified benefit plan, and does not include elective deferrals of covered executive officers’ salaries. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP are targeted at 45% of the covered executive officer’s average salary and bonus from the three years where the executive earned the highest salary and bonus during the last ten years of employment, which is subject to adjustment for early retirement and the participant’s vesting percentage. Benefits under the SERP are normally paid for the life of the covered executive officer, but may be commuted to a lump sum present value payment or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. Normal retirement age under the SERP is defined as age 65. Vesting under the plan is defined as 100% upon the attainment of age 55 and 10 years of service and 0% prior to the attainment of age 55 and 10 years of service or upon death, disability, change in control or an involuntary separation of service for any reason other than for cause after attaining 5 years of service. Certain conditions allow for early retirement as early as age 55 or upon change in control, death or disability. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006.

SERP Obligation

The following table presents the SERP obligation, which was determined based upon actuarial calculations, as of the beginning and end of the three month periods ended March 31, 2008 and 2007 and the net periodic benefit cost recorded by Kforce during the three months ended March 31:

	2008	2007
Benefit obligation – beginning of period	$1,718	$4
Service cost	548	428
Interest cost	33	—
Expected return on plan assets	—	—
Plan amendment	—	—
Actuarial (gain)/loss	—	—
Benefits paid	—	—

Benefit obligation – end of period	$2,299	$432

None of the above benefit obligation was funded as of March 31, 2008.

Assumptions

The following table presents the assumptions used to determine the net periodic benefit cost for the three months ended March 31:

	2008	2007
Discount rate (1)	5.75%	5.75%
Expected long-term rate of return on plan assets (2)	—	—
Average assumed rate of compensation increase	2.00%	2.00%

(1)	The discount rate is based upon the yield of a portfolio of high quality, long-term corporate bonds with a maturity commensurate with the expected payout of the SERP obligation and is expected to be adjusted annually. Kforce also compares this discount rate to the Citigroup Pension Discount Curve to ensure the rate used is reasonable.
(2)	Due to the SERP being unfunded, Kforce has not determined the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the three months ended March 31, 2008. Kforce currently anticipates funding the SERP during the year ended December 31, 2008.

Supplemental Executive Retirement Health Plan

Effective April 20, 2007, the Board of Directors approved the Supplemental Executive Retirement Health Plan (“SERHP") to provide postretirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirror that of the SERP and no funding is required by Kforce or the participants. The expected postretirement benefit obligation is being accrued ratably based upon the anticipated vesting dates of the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date.

The SERHP obligation, which was determined based upon actuarial calculations, as of the beginning and end of the period, and the net periodic cost recorded by Kforce for the SERHP for the three months ended March 31, 2008 were as follows:

Accumulated postretirement benefit obligation - beginning of year	$416
Service cost	151
Interest cost	—
Expected return on plan assets	—
Amortization of unrecognized transition (asset)/obligation	—
Recognized net (gains)/losses	—

Accumulated postretirement benefit obligation – end of period	$567

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

On June 20, 2006, the shareholders approved the Stock Incentive Plan. The aggregate number of shares of common stock that may be subject to awards under the Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. The Stock Incentive Plan terminates on April 28, 2016. Vesting of equity instruments issued under the Stock Incentive Plan is determined on a grant-by-grant basis.

Stock Options

A summary of stock option activity under all of Kforce’s plans for the three months ended March 31, 2008 is as follows:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2007	3,602	111	113	3,826	$10.96
Granted	—	—	—	—	—	—
Exercised	(1)	—	—	(1)	$5.24		$3
Forfeited/Cancelled	(213)	—	—	(213)	$22.06

Outstanding as of March 31, 2008	3,388	111	113	3,612	$10.31

Unvested awards as of March 31, 2008 (1)	—	—	113	113

Exercisable at March 31, 2008	3,388	111	—	3,499	$10.23

(1)	All unvested awards as of March 31, 2008 are expected to vest in the future.

Kforce uses the Black Scholes option pricing model to derive the fair value of options granted. Options expire at the end of ten years from the date of grant. Kforce issues new shares upon exercise of options. During the three months ended March 31, 2008 and 2007, Kforce recognized compensation expense of $114 and $55, respectively. As of March 31, 2008, total unrecognized compensation cost related to non-vested options was $429.

Stock Appreciation Rights

The following table presents the stock appreciation rights (“SARS”) activity under the Stock Incentive Plan during the three months ended March 31, 2008:

	# of SARS Outstanding	Weighted Average Exercise Price Per SAR	Weighted Average Grant Date Fair Value	Total Intrinsic Value of SARS Exercised
Outstanding as of December 31, 2007	469	$12.66
Granted (1)	361	$8.94	$5.30
Exercised	—	—		—
Forfeited/Cancelled	—	—

Outstanding as of March 31, 2008	830	$11.04

Unvested awards as of March 31, 2008 (2)	830

Exercisable at March 31, 2008	—	—

(1)	The SARS, which were granted on January 2, 2008, vest 100% three years from the date of issuance. Vesting is accelerated if Kforce’s stock price exceeds $11.62 for a period of 10 trading days or certain performance conditions are met that relate to the disposition of a portion of the business at a sufficient gain, which is subject to discretion.
(2)	All unvested awards as of March 31, 2008 are expected to vest in the future.

Kforce uses the Black Scholes option pricing model to derive the fair value of the SARS. Compensation expense attributable to the SARS granted during the three months ended March 31, 2008 are being recognized over the derived service period of 2.17 years, which was determined using a lattice model and is subject to any acceleration provisions being met. During the three months ended March 31, 2008 and 2007, Kforce recorded compensation expense related to the SARS of approximately $717 and $496, respectively. As of March 31, 2008, there was $2,744 of unrecognized compensation expense related to the issuance of the SARS.

Performance Accelerated Restricted Stock

The following table presents the performance accelerated restricted stock (“PARS”) activity under the Stock Incentive Plan during the three months ended March 31, 2008:

SHARES
Outstanding as of December 31, 2007	299
Granted (1)	575
Vested	—
Forfeited	—

Outstanding as of March 31, 2008	874

(1)	The PARS, which were granted on January 2, 2008, have a 6-year vesting period but are accelerated if Kforce’s stock price exceeds $13.41 for a period of 10 trading days or certain performance conditions are met that relate to the disposition of a portion of the business at a sufficient gain, which is subject to discretion.

The valuation of the PARS, which were granted on January 2, 2008, was determined by its intrinsic value (as if the underlying shares were vested and issued on the grant date) and had a grant date fair value of $8.94. The fair value of these awards is being amortized over a weighted average derived service period of 4.2 years, which was determined using a lattice model and is subject to any acceleration provisions being met.

Compensation expense attributable to the PARS is being recognized ratably over the derived service period. During the three months ended March 31, 2008 and 2007, Kforce recorded compensation expense related to the PARS of approximately $561 and $238, respectively. As of March 31, 2008, there was $7,607 of unrecognized compensation expense related to the issuance of the PARS.

Restricted Stock

A summary of restricted stock activity under Kforce’s Employee Incentive Stock Option Plan plans for the three months ended March 31, 2008 is as follows:

SHARES
Outstanding as of December 31, 2007	80
Granted (1)	517
Vested	—
Forfeited	—

Outstanding as of March 31, 2008	597

(1)	The restricted stock granted during the three months ended March 31, 2008 has the following vesting periods: (i) 323 have a 6-year vesting period and (ii) 194 vests 100% one year from the date of issuance.

The value of time-based restricted stock is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. The weighted average grant date fair value of the restricted stock issued during the three months ended March 31, 2008 was $8.30, which is being recognized over the requisite service period. Kforce recognized compensation expense of $348 and $32 during the three months ended March 31, 2008 and 2007, respectively. Unrecognized compensation expense relating to restricted stock awards that were unvested as of March 31, 2008 amounted to $4,848.

Note E – Other Intangible Assets

As of March 31, 2008 and December 31, 2007, intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, employment agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite lived intangible assets, which consist of trade names and trademarks, amounted to $4.1 million as of March 31, 2008 and December 31, 2007. All of the intangible assets represented less than 5% of total assets.

Amortization expense on intangible assets for the three months ended March 31, 2008 and 2007 was $1,261 and $1,511, respectively. As of March 31, 2008 and December 31, 2007, accumulated amortization on intangible assets was $17,880 and $16,619, respectively. Amortization expense for fiscal 2008, 2009, 2010, 2011 and 2012 is expected to be $3,608, $1,436, $981, $488 and $384, respectively.

Note F – Reportable Segments

Kforce’s reportable segments are: (i) Technology (“Tech”), (ii) Finance and Accounting (“FA”), (iii) Health and Life Sciences (“HLS”) and (iv) Government Solutions (“GS”). This determination was supported by, among others: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of each segment’s operations, and information presented to the Board of Directors. During this assessment, it was determined that Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Although the Government Solutions segment, which resulted from the 2006 acquisitions of PCCI and Bradson, does not meet quantitative thresholds for separate segment reporting, management believes that the information would be useful to the readers of our financial statements.

Historically, and through the three months ended March 31, 2008, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the U.S.

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended March 31:
2008
Net service revenues
Flexible billings	$120,731	$47,591	$59,887	$18,093	$246,302
Search fees	7,369	9,991	842	—	18,202

Total revenue	$128,100	$57,582	$60,729	$18,093	$264,504

Gross profit	$39,651	$25,393	$18,704	$6,490	$90,238
2007
Net service revenues
Flexible billings	$116,931	$50,881	$50,974	$14,270	$233,056
Search fees	7,535	10,650	1,067	—	19,252

Total revenue	$124,466	$61,531	$52,041	$14,270	$252,308

Gross profit	$40,198	$26,999	$15,818	$5,426	$88,441

Note G – Subsequent Event

On April 29, 2008, Kforce reached an agreement and completed the sale of our Scientific business for $10,500 in cash, which is subject to customary adjustments including the provision for Kforce to provide at least $2,600 in working capital and certain earnout provisions. Under the terms of the agreement, Kforce may be entitled to receive additional proceeds from the sale of our Scientific business, up to $1,500, which is contingent upon the future operating results of the Scientific business. The operating results of Scientific have historically been reported within our HLS segment. In order to determine if the Scientific business met the requirements of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as an asset held for sale and, thus, reported as a discontinued operation as of and for the three months ended March 31, 2008, Kforce evaluated the status of the transaction as of March 31, 2008. Given that there were significant unresolved items including, among others, agreement on the purchase price and transitional services agreement provisions, completion of due diligence procedures and agreement on the disclosure schedules, Kforce did not believe a sale was probable as of March 31, 2008, as that term is used in SFAS 5, Accounting for Contingencies. Thus, the results of our Scientific business will be reported as a discontinued operation beginning with our second quarter ending June 30, 2008.

As discussed in Note D, certain of the equity awards granted in January 2008 to our named executive officers contain certain performance-based acceleration provisions that relate to the disposition of a portion of the business at a sufficient gain, which is subject to discretion. As of March 31, 2008, unrecognized compensation expense related to these awards was $6,515.

The carrying value of goodwill, arising from historical acquisitions, that has been allocated to the HLS reporting unit amounted to $12,529 as of March 31, 2008. Kforce is in the process of determining the amount of goodwill that should be allocated to the carrying value of our Scientific business, which will be completed during our second quarter ending June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the first quarter ended March 31, 2008.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2008 and 2007, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important highlights as of and during the three months ended March 31, 2008, which should be considered in the context of the additional discussions herein and in conjunction with its condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the three months ended March 31, 2008 increased 4.8% to $264.5 million from $252.3 million in the comparable period in 2007.

•

Gross profit margin decreased 100 basis points for the three months ended March 31, 2008 to 34.1% from 35.1% in the comparable period in 2007, primarily resulting from a decline in search fees as well as a contraction in the spread between bill rates and pay rates.

•

Selling, general and administrative expenses as a percentage of revenue were 27.8% and 27.3% for the three months ended March 31, 2008 and 2007, respectively, which was primarily due to increases in, among others, compensation and other employee benefits, stock-based compensation expense and bad debt expense.

•

During the three months ended March 31, 2008, Kforce repurchased 1.5 million of its shares at a total cost of $13.0 million. In addition, our Board of Directors increased the share repurchase authorization by $50.0 million in February 2008.

•

Including the share repurchases made during the three months ended March 31, 2008, total outstanding borrowings under the Credit Facility as of March 31, 2008 were $53.0 million compared to $50.3 million as of December 31, 2007.

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

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008 for a more detailed discussion of our critical accounting estimates. The only significant change to our critical accounting estimates relates to the adoption of SFAS 157 on January 1, 2007, which has been discussed in Note A to the Unaudited Condensed Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

See the “New Accounting Standards” section within Note A, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

During the fiscal year ended December 31, 2007, Kforce exceeded the $1 billion mark in net service revenues for the first time in the Firm’s history. Net service revenues for the three months ended March 31, 2008 were $264.5 million, which was the ninth consecutive quarter of record net service revenues. This growth was fueled primarily by our Tech, HLS and GS segments, which had year-over-year growth in net service revenues of 2.9%, 16.7% and 26.8%, respectively. These operational results were achieved during periods in which there were growing concerns about the macro-economic environment including a weakening economy with declining GDP growth, an increase in the unemployment rate for individuals with college degrees, increasing jobless claims and a growing U.S. trade deficit. The economic uncertainties in which we currently operate make it challenging for Kforce to predict the near-term future and a U.S. recession, if it should occur, would likely have a significant adverse impact on our business.

We believe that some of the initiatives undertaken during the last several years such as restructuring both our back office and field operations and upgrading our corporate systems and technology have increased our operating efficiencies, thereby enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

During 2006, Kforce completed two strategic acquisitions in the Federal government contracting space, which created the Government Solutions segment. We believe that the operating results of the GS segment will have more stable growth during variable economic cycles. This is a result of the growth of the Federal agencies that are customers of Kforce such as the Department of Defense and the Department of Homeland Security, which has been spurred by an increase in the use of outsourced labor by many of these governmental agencies in order to replace those employees who are reaching the age of retirement. Net service revenues for our GS segment for the three months ended March 31, 2008 and 2007 were $18.1 million and $14.3 million, an increase of 26.8%.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three months ended March 31:

	2008	2007
Net Service Revenue by Segment:
Tech	48.4%	49.3%
FA	21.8	24.4
HLS	23.0	20.6
GS	6.8	5.7

Net service revenues	100.0%	100.0%

Revenue by Time:
Flex	93.1%	92.4%
Search	6.9	7.6

Net service revenues	100.0%	100.0%

Gross profit	34.1%	35.1%
Selling, general and administrative expenses	27.8%	27.3%
Depreciation and amortization	1.5%	1.4%
Income before taxes	4.5%	5.8%
Net income	2.7%	3.5%

The following table details net service revenues by service offering for each business segment and percentage changes over the prior period for the three months ended March 31:

(in $000’s)	2008	Increase (Decrease)	2007
Tech
Flex	$120,731	3.2%	$116,931
Search	7,369	(2.2)	7,535

Total Tech	$128,100	2.9%	$124,466

FA
Flex	$47,591	(6.5)%	$50,881
Search	9,991	(6.2)	10,650

Total FA	$57,582	(6.4)%	$61,531

HLS
Flex	$59,887	17.5%	$50,974
Search	842	(21.1)	1,067

Total HLS	$60,729	16.7%	$52,041

GS
Flex	$18,093	26.8%	$14,270
Search	—	—	—

Total GS	$18,093	26.8%	$14,270

Total Flex	$246,302	5.7%	$233,056
Total Search	18,202	(5.5)	19,252

Total Revenue	$264,504	4.8%	$252,308

Flex Revenues. The primary drivers of Flex revenues are the number of hours, the bill rate per hour and, to a limited degree, the amount of expenses incurred by Kforce that are billable to the client.

Kforce experienced growth during the three months ended March 31, 2008 in Flex revenues in all business segments with the exception of FA, which decreased 6.5%. The decrease in Flex revenues for FA was primarily due to the following items: (i) the conclusion of project-specific business with a few significant customers that had both high volume and high bill rates, (ii) an increased focus on clients providing higher gross margins and (iii) a decline in mortgage-related client needs due to the decline in the mortgage lending market, which now represents less than 1% of net service revenues. However, the FA segment experienced sequential growth over the fourth quarter of fiscal 2007 of 3.1%.

Our continued focus on pricing and customer profitability contributed to an increase in the average bill rate per hour to $56.07 for the three months ended March 31, 2008 compared to the first quarter of 2007 of $52.75, an increase of 6.3%. The impact of the increase in the average bill rate per hour was partially offset by a decline of 0.8% in the number of total Flex hours.

The following table details total Flex hours for each business segment and percentage changes over the prior period for the three months ended March 31:

(in 000’s)	2008	Increase (Decrease)	2007
Tech	1,855	4.0%	1,784
FA	1,308	(8.6)	1,431
HLS	940	(0.4)	944
GS	187	14.0	164

Total hours	4,290	(0.8)%	4,323

The changes in billable expenses, which are included as a component of net services revenues, for each business segment are primarily attributable to increases or decreases in the extent and nature of project work. The following table details total billable expenses for each business segment and percentage changes over the prior period for the three months ended March 31:

(in $000’s)	2008	Increase (Decrease)	2007
Tech	$543	(46.8)%	$1,021
FA	128	9.4	117
HLS	5,038	30.8	3,853
GS	57	(3.4)	59

Total billable expenses	$5,766	14.2%	$5,050

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements as well as the average fee earned on each placement. Our GS segment does not do permanent placements.

The following table details total placements for each business segment and percentage changes over the prior period for the three months ended March 31:

	2008	Increase (Decrease)	2007
Tech	477	(4.8)%	501
FA	806	(3.9)	839
HLS	82	(9.9)	91

Total placements	1,365	(4.6)%	1,431

The following table details the average fee per placement for each business segment and percentage changes over the prior period for the three months ended March 31:

	2008	Increase (Decrease)	2007
Tech	$15,438	2.5%	$15,059
FA	12,390	(2.4)	12,692
HLS	10,306	(12.0)	11,713

Total average placement fee	$13,331	(0.9)%	$13,457

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

The following table presents, for each business segment, the gross profit percentage and percentage changes over the prior period for each of the three months ended March 31:

	2008	Increase (Decrease)	2007
Tech	31.0%	(4.0)%	32.3%
FA	44.1	0.5	43.9
HLS	30.8	1.3	30.4
GS	35.9	(5.5)	38.0

Total gross profit percentage	34.1%	(2.8)%	35.1%

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

The decrease in Search gross profit dollars for the three months ended March 31, 2008, compared to the same period in 2007, of $1.0 million was comprised of a $0.8 million decrease in volume and a $0.2 million decrease in rate.

The following table presents, for each business segment, the Flex gross profit percentage and percentage changes over the prior period for each of the three months ended March 31:

	2008	Increase (Decrease)	2007
Tech	26.7%	(4.3)%	27.9%
FA	32.4	0.9	32.1
HLS	29.8	3.1	28.9
GS	35.9	(5.5)	38.0

Total Flex gross profit percentage	29.2%	(1.7)%	29.7%

The increase in Flex gross profit dollars for the three months ended March 31, 2008, as compared to the same period in 2007, of $2.8 million was comprised of a $3.3 million increase in Flex Rate and a $0.5 million decrease in volume.

Selling, General and Administrative Expenses (“SG&A”). For the three months ended March 31, 2008 and 2007, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 80.2% and 80.5%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity. Therefore, as gross profit levels increase, compensation levels would also generally be anticipated to increase but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption as an absolute amount and as a percentage of total net service revenues for each of the three months ended March 31:

(in $000’s)	2008	% of Revenue	2007	% of Revenue
Compensation and benefits	$31,510	11.9%	$29,433	11.7%
Commissions	27,460	10.4	26,020	10.3
Other	14,580	5.5	13,468	5.3

Total SG&A	$73,550	27.8%	$68,921	27.3%

SG&A expenses as a percentage of net service revenues increased 0.5% for the three months ended March 31, 2008 as compared to 2007. This was primarily attributable to (i) an increase in compensation and benefits, (ii) a relatively flat level of commissions as a percentage of revenue, (iii) an increase in bad debt expense, resulting from an increase in the level of accounts receivable write-offs, and (iv) and slight increases in certain other expenses. Kforce was successful in our cost containment efforts in areas such as professional fees, insurance expense and certain utilities expense.

The increase in compensation and benefits expense as a percentage of net service revenues in the three months ended March 31, 2008 is primarily a result of increased expenses driven by (i) the implementation of additional incentive plans, (ii) the cost of providing health insurance benefits to our employees and (iii) the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years. Kforce accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. Stock-based compensation expense, which includes options, stock appreciation rights (“SARS”), performance accelerated restricted stock (“PARS”), restricted stock and the alternative long-term incentive awards, for the three months ended March 31, 2008 and 2007 was $1.7 million and $1.2 million, respectively, an increase of $0.5 million, or 0.2% of net service revenues.

Pension expense attributable to the Supplemental Executive Retirement Plan (“SERP”) and Supplemental Executive Retirement Health Plan (“SERHP”) during the three months ended March 31, 2008 and 2007 was $0.7 million and $0.4 million, respectively, an increase of $0.3 million, or 0.1% of net service revenues.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for each of the three months ended March 31:

(in $000’s)	2008	% Increase (Decrease)	2007
Fixed asset depreciation	$587	4.1%	$564
Capital lease asset depreciation	738	3.9	710
Capitalized software amortization	1,366	114.1	638
Intangible asset amortization	1,261	(16.5)	1,511
Other amortization	—	100.0	37

Total depreciation and amortization	$3,952	14.2%	$3,460

The $0.7 million increase in capitalized software amortization for the three months ended March 31, 2008 is primarily related to the amortization of the new back office computer system software, which commenced in August 2007.

Other Expense, Net. Other expense, net was $0.9 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively, and consists primarily of interest expense related to outstanding borrowings under our Credit Facility. The decrease of $0.6 million was primarily due to a reduction in interest expense. The acquisitions of PCCI and Bradson during 2006, which were funded using borrowings under our Credit Facility, resulted in the outstanding borrowings being higher during the three months ended March 31, 2007, resulting in a higher level of interest expense.

Income Taxes. Income tax expense as a percentage of income before taxes (our “effective rate”) for the three months ended March 31, 2008 and 2007 was 39.2% and 39.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. Kforce had $94.9 million and $95.3 million in working capital as of March 31, 2008 and December 31, 2007, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 2.1 as of March 31, 2008 and December 31, 2007.

Please see the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) investing in our Firm’s infrastructure to allow sustainable growth via capital expenditures; (iii) making strategic acquisitions, (iv) reducing the outstanding balance of our Credit Facility and (v) repurchases of our common stock.

The following table presents a summary of our cash flows from operating, investing and financing activities for the three months ended March 31:

	2008	2007
Cash provided by (used in):
Operating activities	$14,162	$9,379
Investing activities	(3,427)	(4,303)
Financing activities	(10,984)	(6,099)

Net decrease in cash and cash equivalents	$(249)	$(1,023)

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007.

Investing Activities

Capital expenditures for the three months ended March 31, 2008 were $1.8 million compared to $3.0 million in the comparable period in 2007, which excludes equipment acquired under capital leases. During our fiscal year ended December 31, 2007, we made significant investments in our infrastructure to support the growth in our business, which included additional back office system software modules. We believe these investments will enhance the efficiency and productivity of our sales and delivery activities, such as our order, time entry, billing and cash receipt processes as well as improve customer service. As expected by management, capital expenditures have moderated coming off of what we believe was a peak in 2007. Kforce believes it has sufficient cash and/or availability under its Credit Facility to make any necessary future capital expenditures.

Financing Activities

For the three months ended March 31, 2008, we used our available capital resources to repurchase 1.5 million shares of our common stock at a total cost of $13.0 million, which is discussed in more detail in the sections below.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are limited to $140.0 million, which includes a revolving loan tranche of up to $125.0 million (the “Revolving Loan Amount”) and a $15.0 million sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed up to $25.0 million was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or Prime. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to meet certain minimum availability and fixed charge coverage ratio requirements. The Credit Facility expires during November 2011.

As of March 31, 2008 and April 28, 2008, there was $53.0 million and $47.5 million outstanding and $60.2 million and $67.4 million available under the Credit Facility, respectively.

Off-Balance Sheet Arrangements

Kforce does not have any material off-balance sheet arrangements that have had, or are expected to have, an effect on our consolidated financial statements.

Stock Repurchases

During February 2008, our Board of Directors increased its authorization for open market repurchases of common stock by $50 million to bring the total to $64.8 million when combined with the $14.8 million that was available under the current Board authorization as of December 31, 2007.

On January 2, 2008, Kforce filed a Form 8-K with the Securities and Exchange Commission announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which was effective from January 7, 2008 through February 11, 2008. This corporate stock repurchase plan was subject to certain price, market, volume and timing constraints, which were specified in the plan. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding our stock repurchases activity during the three months ended March 31, 2008.

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility will be adequate to meet our capital expenditure and working capital requirements of current operations for at least the next twelve months. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties.

Actual results could differ from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks; primarily changes in interest rates. The sensitivity analysis presented below for our long-term Credit Facility is based on a 10% change in interest rates. This change is a hypothetical scenario and is used to calibrate potential risk, and does not represent our view of future market changes.

As of March 31, 2008, we had approximately $53.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 4.20% at March 31, 2008. A hypothetical 10% increase in interest rates in effect at March 31, 2008 would have the effect of increasing annual interest expense on borrowings outstanding by $0.2 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies as our international operations continue to represent less than 1% of net service revenues. We will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2008, Kforce filed a Form 8-K with the Securities and Exchange Commission announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which was effective from January 7, 2008 through February 11, 2008. Summarized below is additional detail of the repurchases made in accordance with the aforementioned plan during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2008 to January 31, 2008	996,100	$8.59	996,100	$6,217,618
February 1, 2008 to February 29, 2008	504,500	$8.75	504,500	$51,802,003
March 1, 2008 to March 31, 2008	—	—	—	$51,802,003

Total	1,500,600	$8.64	1,500,600	$51,802,003

(1)	The average price per share is exclusive of commissions on the repurchases.
(2)	During February 2008, our Board of Directors increased its authorization for open market repurchases of common stock by $50.0 million to bring the total authorized to $64.8 million when combined with the $14.8 million that was available under a previous Board authorization as of December 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)
3.1a	Articles of Amendment to Articles of Incorporation. (2)
3.1b	Articles of Amendment to Articles of Incorporation. (2)
3.1c	Articles of Amendment to Articles of Incorporation. (2)
3.1d	Articles of Amendment to Articles of Incorporation. (3)
3.1e	Articles of Amendment to Articles of Incorporation. (4)
3.2	Amended & Restated Bylaws. (5)
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)
Date:	April 30, 2008

By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Vice President, Chief Accounting Officer
(Principal Accounting Officer)
Date:	April 30, 2008