Form 10-Q
period 2008-06-30
KFORCE  INC
filed 2008-07-30
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2008, was 38,772,738.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Flexible billings	$235,182	$223,896	$467,421	$441,090
Search fees	19,951	19,558	37,724	38,266

Net service revenues	255,133	243,454	505,145	479,356
Direct costs of services	163,769	154,721	327,766	307,180

Gross profit	91,364	88,733	177,379	172,176
Selling, general and administrative expenses	78,697	68,422	149,078	133,916
Depreciation and amortization	3,670	3,498	7,622	6,958

Income from operations	8,997	16,813	20,679	31,302
Other expense, net	552	1,104	1,344	2,470

Income from continuing operations before income taxes	8,445	15,709	19,335	28,832
Income tax expense	3,330	6,222	7,600	11,405

Income from continuing operations	5,115	9,487	11,735	17,427
Income from discontinued operations, net of income taxes	3,585	1,090	4,143	1,945

Net income	8,700	10,577	15,878	19,372
Other comprehensive loss:
Defined benefit pension plan actuarial loss, net of tax	386	—	386	—

Comprehensive income	$8,314	$10,577	$15,492	$19,372

Earnings per share – basic:
From continuing operations	$.13	$.23	$.29	$.42
From discontinued operations	.09	.03	.10	.05

Earnings per share – basic	$.22	$.26	$.39	$.47

Earnings per share – diluted:
From continuing operations	$.13	$.22	$.29	$.41
From discontinued operations	.09	.03	.10	.05

Earnings per share – diluted	$.22	$.25	$.39	$.46

Weighted average shares outstanding – basic	39,832	41,193	40,229	41,093

Weighted average shares outstanding – diluted	40,317	42,407	40,631	42,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,056	$1,083
Trade receivables, net of allowance for doubtful accounts and fallouts of $3,331 and $3,002 respectively	151,282	166,777
Income tax refund receivable	462	377
Deferred tax asset, net	8,634	8,409
Prepaid expenses and other current assets	6,755	4,268

Total current assets	169,189	180,914
Fixed assets, net	14,564	13,355
Other assets, net	32,767	31,982
Intangible assets, net	9,921	12,276
Goodwill	235,477	237,609

Total assets	$461,918	$476,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$25,438	$25,222
Accrued payroll costs	51,498	53,613
Other current debt	2,062	3,859
Income taxes payable	2,855	2,872

Total current liabilities	81,853	85,566
Long-term debt – credit facility	33,000	50,330
Long-term debt – other	2,528	2,670
Deferred tax liability, net	6,891	6,624
Other long-term liabilities	20,508	18,478

Total liabilities	144,780	163,668

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 60,931 and 60,919 issued, respectively	609	609
Additional paid-in capital	319,884	310,165
Accumulated other comprehensive loss	(386)	—
Retained earnings	128,458	112,580
Treasury shares at cost; 21,714 and 19,365 shares, respectively	(131,427)	(110,886)

Total stockholders’ equity	317,138	312,468

Total liabilities and stockholders’ equity	$461,918	$476,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2008
Common stock – shares:
Shares at beginning of period	60,919
Exercise of stock options	12

Shares at end of period	60,931

Common stock – par value:
Balance at beginning of period	$609
Exercise of stock options	—

Balance at end of period	$609

Additional paid in-capital:
Balance at beginning of period	$310,165
Exercise of stock options	75
Income tax deficiency attributable to stock-based compensation	(75)
Stock-based compensation	9,568
Employee stock purchase plan	151

Balance at end of period	$319,884

Accumulated other comprehensive loss:
Balance at beginning of period	$—
Pension adjustment, net of tax	(386)

Balance at end of period	$(386)

Retained earnings:
Balance at beginning of period	$112,580
Net income	15,878

Balance at end of period	$128,458

Treasury stock – shares:
Shares at beginning of period	19,365
Repurchases of common stock	2,400
Employee stock purchase plan	(51)

Shares at end of period	21,714

Treasury stock – cost:
Balance at beginning of period	$(110,886)
Repurchases of common stock	(20,838)
Employee stock purchase plan	297

Balance at end of period	$(131,427)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$15,878	$19,372
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	324	4,645
Gain on sale of discontinued operations	(5,938)	—
Depreciation and amortization	7,622	6,958
Stock-based compensation	9,568	1,620
Provision for bad debts on accounts receivable and fallouts	1,707	1,121
Supplemental executive retirement plans expense	1,363	880
Amortization of alternative long-term incentive award	—	938
Deferred compensation liability (decrease) increase, net	(1,171)	935
Tax benefit attributable to option exercises	24	1,148
Excess tax benefit attributable to option exercises	—	(716)
Loss (gain) on cash surrender value of company-owned life insurance	1,465	(1,113)
Loss (gain) on asset sales/disposals	167	(422)
(Increase) decrease in operating assets:
Trade receivables	10,680	(18,838)
Income tax refund receivable	(85)	(1,116)
Prepaid expenses and other current assets	(1,337)	(899)
Other assets, net	242	853
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(751)	5,475
Accrued payroll costs	(2,713)	7,392
Income taxes payable	(116)	(875)
Other long-term liabilities	1,169	(116)

Cash provided by operating activities	38,098	27,242

Cash flows from investing activities:
Acquisitions, net of cash received	—	(31)
Proceeds from disposition of businesses	10,536	—
Capital expenditures	(5,516)	(6,696)
Premiums paid for company-owned life insurance	(2,632)	(2,040)
Cash proceeds from sale of assets	22	515

Cash provided by (used in) investing activities	2,410	(8,252)

Cash flows from financing activities:
Proceeds from bank line of credit	181,259	143,232
Payments on bank line of credit	(198,589)	(164,137)
Proceeds from exercise of stock options	75	3,267
Excess tax benefit attributable to option exercises	—	716
Payment of capital expenditure financing	(1,442)	(2,335)
Repurchases of common stock	(20,838)	—

Cash (used in) financing activities	(39,535)	(19,257)

Increase (decrease) in cash and cash equivalents	973	(267)

Cash and cash equivalents at beginning of period	1,083	1,589

Cash and cash equivalents at end of period	$2,056	$1,322

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$10,159	$8,675
Interest, net	$1,372	$2,979
Non-Cash Transaction Information:
Employee stock purchase plan	$448	$587
Equipment acquired under capital lease	$1,010	$1,363
Proceeds from discontinued operations held in escrow	$1,150	$—
Cash used in connection with acquisitions, net	$—	$(31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following segments: Technology, Finance and Accounting, Health and Life Sciences and Government Solutions. Kforce provides flexible staffing services and solutions on both a temporary and full-time basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida as well as its 60 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in the Philippines. Our international operations continue to comprise less than 1% of net service revenues.

Kforce serves clients from the Fortune 1000, the Federal government, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2008 and our results of operations and cash flows for the six months ended June 30, 2008. The data in the condensed consolidated balance sheet as of December 31, 2007 was derived from our audited consolidated balance sheet as of December 31, 2007, as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “the Firm,” “we,” “our” or “us” refer to Kforce and its subsidiaries, except where the context otherwise indicates. All intercompany transactions and balances have been eliminated in consolidation.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, a specific analysis of material receivable balances that are past due, which is based on each receivable’s contractual terms and concentration of accounts receivable among clients, in establishing this reserve. Trade receivables are written off by Kforce after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 2.2% and 1.8% as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, there was no individual client that had a receivable balance greater than 7.8% and 7.3%, respectively, of gross accounts receivable.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position involves a two-step process. First, the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step measures the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements.

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

On January 1, 2008, Kforce adopted the provisions of SFAS 157, Fair Value Measurements (“SFAS 157”), which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact on our consolidated financial statements upon adoption.

Goodwill and Intangible Assets

Kforce performs an annual review to ensure that no impairment of goodwill exists or, when events or circumstances dictate, more frequently. As discussed in Note B, Kforce disposed of a portion of its Health and Life Sciences reporting unit during the three months ended June 30, 2008. In accordance with SFAS 142, Goodwill and Other Intangible Assets, Kforce performed an impairment test of the remaining Health and Life Sciences reporting unit after the disposition. There were no impairment charges recorded during the six months ended June 30, 2008 and 2007.

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete agreements, customer lists, contractual relationships, customer contracts, trademarks and trade names. Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the periods of expected benefit, which range from 1 to 15 years.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets including its identifiable intangible assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. There were no impairment charges recorded during the six months ended June 30, 2008 and 2007.

Capitalized Software

Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $533 and $1,024 during the three and six months ended June 30, 2008, respectively, compared to $2,516 and $4,102 during the three and six months ended June 30, 2007, respectively.

Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from 1 to 5 years, using the straight-line method.

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

Accounting for Postretirement Benefits

We adopted the provisions of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) on December 31, 2006. This statement required Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. This statement also required Kforce to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions.

Under this statement, Kforce continues to apply the provisions of SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”), and SFAS 88, Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), in measuring plan assets and benefit obligations and in determining the net periodic benefit cost associated with the Supplemental Executive Retirement Plan. In addition, Kforce continues to apply the provisions of SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”), in measuring plan assets and benefit obligations and in determining the net periodic benefit cost associated with the Supplemental Executive Retirement Health Plan.

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

Revenue Recognition

We earn revenue from two primary sources: Flexible billings and Search fees. Net service revenues represent services rendered to customers less credits, discounts, rebates and allowances for fallouts. Revenue includes reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.

Flexible billings are recognized as the services are provided by Kforce’s temporary personnel while they are working on assignments. For employees, Kforce pays costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Our Government Solutions segment typically generates its revenue from time–and-materials contractual arrangements, which is recognized based upon contractually-established bill rates, as services are provided.

Search fees are recognized by Kforce when employment candidates accept offers of permanent employment. Kforce records revenue net of an estimated reserve for “fallouts,” which is based upon Kforce’s historical fallout experience. Fallouts occur when the candidate does not remain employed with the client through the contingency period, which is typically a period of ninety days or less.

Business Combinations

Kforce utilizes the purchase method of accounting for acquisitions whereby the total purchase price is first allocated to the assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value and whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

Earnings per Share

Basic earnings per share is computed as earnings divided by the weighted average common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share from continuing and discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$5,115	$9,487	$11,735	$17,427
Income from discontinued operations, net of tax	3,585	1,090	4,143	1,945

Net income	$8,700	$10,577	$15,878	$19,372

Denominator:
Weighted average shares outstanding – basic	39,832	41,193	40,229	41,093
Common stock equivalents	485	1,214	402	1,124

Weighted average shares outstanding – diluted	40,317	42,407	40,631	42,217
Earnings per share – basic:
From continuing operations	$.13	$.23	$.29	$.42
From discontinued operations	.09	.03	.10	.05

Earnings per share – basic	$.22	$.26	$.39	$.47

Earnings per share – diluted:
From continuing operations	$.13	$.22	$.29	$.41
From discontinued operations	.09	.03	.10	.05

Earnings per share – diluted	$.22	$.25	$.39	$.46

Awards to purchase or receive 3,106 and 3,206 shares of common stock for the three and six months ended June 30, 2008, respectively, were not included in the computation of diluted earnings per share because their impact would have been anti-dilutive. Awards to purchase or receive 742 and 797 shares of common stock for the three and six months ended June 30, 2007, respectively, were not included in the computation of diluted earnings per share because their impact would have been anti-dilutive.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As previously mentioned, we adopted SFAS 157 on January 1, 2008, which did not have any impact on our consolidated financial statements upon adoption.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

Note B – Discontinued Operations

Scientific

On April 29, 2008 (the “Scientific Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Scientific APA”) pursuant to which it sold its Scientific business, a non-core business within its Health and Life Sciences segment, to Aerotek Scientific, LLC (the “Scientific Buyer”) for $10,500 in cash, including $1,150 held in escrow, plus additional earnout potential of up to an aggregate of $1,500, which is measured over a 16-week period from the Scientific Closing Date. During the three months ended June 30, 2008, Kforce recorded a working capital adjustment of $314, which reduced the gain on sale of discontinued operations.

In connection with the closing of the sale, Kforce entered into certain ancillary agreements with the Scientific Buyer, including a Transition Services Agreement (the “Scientific TSA”). Through the Scientific TSA, Kforce agreed to provide various temporary support services that are expected to be provided for up to 120 days from the Scientific Closing Date. The fees for these services will be generally equivalent to Kforce’s cost.

Although the services provided under the TSA generate continuing cash flows between Kforce and the Scientific Buyer, the amounts are not considered to be either direct cash flows or significant to the ongoing operations of either entity. The additional earnout potential under the Scientific APA may generate continuing cash flows between Kforce and the Scientific Buyer. However, under the provisions of EITF Issue No. 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operation (“EITF 03-13”), contingent purchase consideration is considered an indirect continuing cash flow. In addition, Kforce has no contractual ability through the Scientific APA or any other agreement to significantly influence the operating or financial policies of the Scientific Buyer. As a result, pursuant to the provisions of EITF 03-13, Kforce has no significant continuing involvement in the operations of its Scientific business and, as such, has classified such operating results as discontinued operations.

In accordance with the Scientific APA, Kforce is obligated to indemnify the Scientific Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Scientific APA shall, with the exception of certain items, cease 18 months from the Scientific Closing Date and are limited to an aggregate of $3,475. Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of June 30, 2008.

Nursing

On June 29, 2008 (the “Nursing Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Nursing APA”) pursuant to which it sold its per-diem Nursing business, a non-core business within its Health and Life Sciences segment, to Realtime Services, Inc. (the “Nursing Buyer”) for $1,500 in cash, which was paid at closing. Additionally, Kforce and the Nursing Buyer entered into a subordinated secured promissory note in the amount of $500 (the “Note”), which has been fully reserved. The Note will bear interest at a fixed rate of 6.00%. A balloon payment of $500 plus all accrued and unpaid interest is due on June 30, 2011, the maturity date of the Loan. The Note is collateralized by a lien on all of the Nursing Buyer’s assets but is subordinated to the Nursing Buyer’s obligations to its lender.

In connection with the closing of the sale, Kforce entered into certain ancillary agreements with the Nursing Buyer, including a Transition Services Agreement (the “Nursing TSA”). Through the Nursing TSA, Kforce agreed to provide various temporary support services that are expected to be provided for up to 90 days from the Nursing Closing Date. The fees for these services will be generally equivalent to Kforce’s cost.

Although the services provided under the Nursing TSA generate continuing cash flows between Kforce and the Nursing Buyer, the amounts are not considered to be direct cash flows of the discontinued operation, as defined in EITF 03-13, nor are they significant to the ongoing operations of either entity. Kforce has no contractual ability through the Nursing APA or any other agreement to significantly influence the operating or financial policies of the Nursing Buyer. As a result, under the provisions of EITF 03-13, Kforce has no significant continuing involvement in the operations of the per-diem Nursing business sold to the Nursing Buyer and, as such, has classified such operating results as discontinued operations.

In accordance with the Nursing APA, Kforce is obligated to indemnify the Nursing Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Nursing APA shall, with the exception of certain items, cease 12 months from the Nursing Closing Date and are limited to an aggregate of $375. Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of June 30, 2008.

In addition, during the three months ended June 30, 2008, Kforce commenced and completed efforts to wind down the remaining operations of its non per-diem Nursing business, which included the permanent placement of a number of its temporary employees that were previously on assignment with its customers.

The financial results of Scientific and Nursing have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The following summarizes the results from discontinued operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net service revenues	$9,138	$16,471	$23,630	$32,876
Direct costs of services and operating expenses	9,051	14,666	22,633	29,658

	87	1,805	997	3,218
Gain on sale of discontinued operations	5,938	—	5,938	—

Income from discontinued operations, before income taxes	6,025	1,805	6,935	3,218
Income tax expense	2,440	715	2,792	1,273

Income from discontinued operations, net of income taxes	$3,585	$1,090	$4,143	$1,945

Included in the gain on sale of discontinued operations are transaction expenses, which primarily include commissions, legal fees and transaction bonuses totaling $1,329. As of June 30, 2008, transaction expenses accrued and unpaid amounted to $1,177, which is expected to be paid during the third quarter ending September 30, 2008, and has been classified in accrued payroll costs in the accompanying condensed consolidated balance sheets. As of December 31, 2007 and June 30, 2008, accounts receivable pertaining to discontinued operations of $8,848 and $4,244, respectively, were outstanding and are classified in trade receivables. Accounts receivable pertaining to the discontinued operations of Scientific as of the Scientific Closing Date was sold to the Scientific Buyer. Kforce does not currently anticipate incurring any significant costs related to discontinued operations in future periods.

Kforce utilized the cash proceeds from the sale of our Scientific and per-diem Nursing businesses to reduce outstanding borrowings under our Credit Facility as well as to repurchase common stock.

Acceleration of Equity Awards

Kforce granted an aggregate of 361 Stock Appreciation Rights (“SARS”) and an aggregate of 575 shares of Performance Accelerated Restricted Stock (“PARS”) on January 2, 2008, to Kforce’s Chief Executive Officer and the next four highest compensated executive officers. These equity awards included a provision whereby their vesting could be accelerated at the discretion of the Compensation Committee should there be a sufficient gain on the disposal of a portion of Kforce’s business. As a result of the dispositions discussed above, Kforce’s Compensation Committee approved the acceleration of the vesting of these equity awards on June 30, 2008, which resulted in the acceleration and recognition of $6,009 of compensation expense during the quarter ended June 30, 2008. This expense has been classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

Note C – Commitments and Contingencies

Litigation

In the ordinary course of its business, Kforce is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination, harassment and other similar allegations. Kforce maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, directors and officers liability, errors and omissions, employment practices liability and fidelity losses. Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations or financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2008 was approximately $41,974 if all of the employees under contract were terminated without good cause by the employer or the employees resign for good cause following a change in control, and $17,043 if all of the employees under contract were terminated by Kforce without good cause or the employees resign for good cause in the absence of a change of control.

Kforce has not recorded a liability related to the employment agreements as there have been no events that have occurred that would require payment under the agreements.

Note D – Employee Benefit Plans

Supplemental Executive Retirement Plan

        Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain executives. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain the named executive officers. The SERP is a nonqualified benefit plan, and does not include elective deferrals of covered executive officers’ salaries. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP are targeted at 45% of the covered executive officer’s average salary and bonus from the three years where the executive earned the highest salary and bonus during the last ten years of employment, which is subject to adjustment for early retirement and the participant’s vesting percentage. Benefits under the SERP are expected to be paid as a lump sum present value payment, but may be commuted to a 10-year annuity or paid over the life of the covered executive officer, as elected by the covered executive officer upon commencement of participation in the SERP. Normal retirement age under the SERP is defined as age 65. Vesting under the plan is defined as 100% upon the attainment of age 55 and 10 years of service and 0% prior to the attainment of age 55 and 10 years of service or upon death, disability, change in control or an involuntary separation of service for any reason other than for cause after attaining 5 years of service. Certain conditions allow for early retirement as early as age 55 or upon change in control. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006.

Net Periodic Benefit Cost

The following represents the net periodic benefit cost, which was determined based upon actuarial calculations, for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$548	$429	$1,096	$857
Interest cost	33	—	66	—
Expected return on plan assets	—	—	—	—
Plan amendment	—	—	—	—
Actuarial (gain)/loss	—	—	—	—

Net periodic benefit cost	$581	$429	$1,162	$857

The following represents the assumptions used to determine the net periodic benefit cost for the three and six months ended June 30, 2008 and 2007:

Discount rate (1)	5.75%
Expected long-term rate of return on plan assets (2)	—
Average assumed rate of compensation increase	2.00%

(1)	The discount rate is based upon the yield of a portfolio of high quality, long-term corporate bonds with a maturity commensurate with the expected payout of the SERP obligation and is expected to be adjusted annually. Kforce also compares this discount rate to the Citigroup Pension Discount Curve to ensure the rate used is reasonable.
(2)	Due to the SERP being unfunded, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

Remeasurement of Benefit Obligation

The net periodic benefit cost recognized for the six months ended June 30, 2008 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in the table above. During the three months ended June 30, 2008, Kforce evaluated the continued propriety of these assumptions in light of the current operating environment and determined that more recent data became available that necessitated the need for a remeasurement of the benefit obligation as of June 30, 2008 in accordance with SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”).

As a result of the remeasurement, Kforce recognized $669 to accumulated other comprehensive loss, net of a deferred income tax benefit of $283, for the three and six months ended June 30, 2008, which will be amortized as a component of net periodic benefit cost over the attribution period.

The following table represents the changes to the benefit obligation during the six months ended June 30, 2008:

Benefit obligation – beginning of period	$1,718
Net periodic benefit cost	1,162
Remeasurement of benefit obligation	669

Benefit obligation – end of period	$3,549

In accordance with SFAS 87, the net periodic benefit cost that will be recognized for the remainder of fiscal 2008 will be based upon the assumptions utilized in the June 30, 2008 remeasurement and will be evaluated in the measurement of the benefit obligation as of the year ended December 31, 2008.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the six months ended June 30, 2008. Kforce currently anticipates funding the SERP during the year ended December 31, 2008.

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

The following represents the net periodic benefit cost, which was determined based upon actuarial calculations at the beginning of the year, for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost	$40	$23	$191	$23
Interest cost	10	—	10	—
Expected return on plan assets	—	—	—	—
Amortization of unrecognized transition (asset)/obligation	—	—	—	—
Recognized net (gains)/losses	—	—	—	—

Net periodic benefit cost	$50	$23	$201	$23

The following table represents the changes to the accumulated postretirement benefit obligation during the six months ended June 30, 2008:

Accumulated postretirement benefit obligation – beginning of period	$416
Net periodic benefit cost	201

Accumulated postretirement benefit obligation – end of period	$617

There is no requirement for Kforce to fund the SERHP. As a result, no contributions were made to the plan during the six months ended June 30, 2008. Kforce does not anticipate funding the SERHP during the year ended December 31, 2008.

Note E – Stock Incentive Plans

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

Stock Options

A summary of stock option activity under all of Kforce’s plans for the six months ended June 30, 2008 is as follows:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2007	3,602	111	113	3,826	$10.96
Granted	—	—	—	—	—	—
Exercised	(12)	—	—	(12)	$6.21		$27
Forfeited/Cancelled	(264)	(10)	—	(274)	$23.30

Outstanding as of June 30, 2008	3,326	101	113	3,540	$10.02

Unvested awards as of June 30, 2008 (1)	—	—	100	100

Exercisable at June 30, 2008	3,326	101	13	3,440	$9.93

(1)	All unvested awards as of June 30 2008 are expected to vest in the future.

        Kforce uses the Black Scholes option pricing model to derive the fair value of options granted. Options expire at the end of ten years from the date of grant. Kforce issues new shares upon exercise of options. During the three and six months ended June 30, 2008, Kforce recognized compensation expense of $24 and $138, respectively. Kforce recognized compensation expense of $57 and $112 during the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, total unrecognized compensation expense related to non-vested options was $210, which will be recognized over a weighted average remaining period of 0.84 years.

Stock Appreciation Rights

The following table presents the SARS activity under the Stock Incentive Plan for the six months ended June 30, 2008:

	# of SARS Outstanding	Weighted Average Exercise Price Per SAR	Weighted Average Grant Date Fair Value	Total Intrinsic Value of SARS Exercised
Outstanding as of December 31, 2007	469	$12.66
Granted	361	$8.94	$5.30
Exercised	—	—		—
Forfeited/Cancelled	—	—

Outstanding as of June 30, 2008	830	$11.04

Unvested awards as of June 30, 2008 (1)	469

Exercisable at June 30, 2008	361	$8.94

(1)	All unvested awards as of June 30, 2008 are expected to vest in the future.

During January 2008, Kforce granted an aggregate of 361 SARS to certain executives, which vest 100% three years from the date of issuance. Vesting is accelerated if Kforce’s stock price exceeds $11.62 for a period of 10 trading days or certain performance conditions are met that relate to the disposition of a portion of the business at a sufficient gain, which is subject to Compensation Committee approval.

Kforce uses the Black Scholes option pricing model to derive the fair value of the SARS. Compensation expense attributable to the SARS granted during the six months ended June 30, 2008, are being recognized over the derived service period of 2.17 years, which was determined using a lattice model and is subject to any acceleration provisions being met.

As was previously discussed, on June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the SARS issued in January 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards of $1,475 during the three months ended June 30, 2008. Kforce recognized total compensation expense related to the SARS of $2,168 and $2,885 during the three and six months ended June 30, 2008, respectively. Kforce recognized total compensation expense related to the SARS of $497 and $993 during the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, total unrecognized compensation expense related to the SARS was $575, which will be recognized during the three months ended September 30, 2008.

Performance Accelerated Restricted Stock

The following table presents the PARS activity under the Stock Incentive Plan during the six months ended June 30, 2008:

SHARES
Outstanding as of December 31, 2007	299
Granted	575
Vested	(575)
Forfeited	—

Outstanding as of June 30, 2008	299

During January 2008, Kforce granted an aggregate of 575 PARS to certain executives, which have a 6-year vesting period. Vesting is accelerated if Kforce’s stock price exceeds $13.41 for a period of 10 trading days or certain performance conditions are met that relate to the disposition of a portion of the business at a sufficient gain, which is subject to Compensation Committee approval.

The valuation of the PARS was determined by its intrinsic value (as if the underlying shares were vested and issued on the grant date) and had a grant date fair value of $8.94. The fair value of these awards is being amortized over a weighted average derived service period of 4.2 years, which was determined using a lattice model and is subject to any acceleration provisions being met.

As was previously discussed, on June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the PARS issued in January 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards of $4,534 during the three months ended June 30, 2008. Kforce recognized total compensation expense related to the PARS of $5,121 and $5,682 during the three and six months ended June 30, 2008, respectively. Kforce recognized total compensation expense related to the PARS of $206 and $444 during the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, total unrecognized compensation expense related to the PARS was $2,466, which will be recognized over a weighted average remaining period of 2.35 years.

Restricted Stock

The following table presents the restricted stock activity under the Stock Incentive Plan during the six months ended June 30, 2008:

SHARES
Outstanding as of December 31, 2007	80
Granted (1)	517
Vested	—
Forfeited	—

Outstanding as of June 30, 2008	597

(1)	The restricted stock granted during the three months ended March 31, 2008 has the following vesting periods: (i) 323 have a 6-year vesting period and (ii) 194 vests 100% one year from the date of issuance.

The value of time-based restricted stock is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. The weighted average grant date fair value of the restricted stock issued during the six months ended June 30, 2008 was $8.30, which is being recognized over the requisite service period. During the three and six months ended June 30, 2008, Kforce recognized compensation expense related to restricted stock of $515 and $863, respectively. Kforce recognized compensation expense related to restricted stock of $39 and $71 during the three and six months ended June 30, 2007, respectively.

Total unrecognized compensation expense related to restricted stock awards that were unvested as of June 30, 2008 was $4,324, which will be recognized over a weighted average remaining period of 4.27 years.

Note F – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2007 through June 30, 2008:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2007	$237,609	$12,276	$249,885
Goodwill allocated to dispositions (1)	(2,132)	—	(2,132)
Amortization of intangible assets	—	(2,355)	(2,355)

Balance as of June 30, 2008	$235,477	$9,921	$245,398

(1)	In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” Kforce allocated $1,866 to the carrying value of Scientific, which was sold on April 29, 2008, and $266 to the carrying value of per-diem Nursing, which was sold June 29, 2008, in determining the gain on disposal. This allocation was based on the relative fair values of the Scientific and per-diem Nursing businesses to the portion of the Health and Life Sciences reporting unit that has been retained. As a result, the goodwill associated with the Health and Life Sciences reporting unit was $10,397 as of June 30, 2008 as compared to $12,529 as of December 31, 2007.

As of June 30, 2008 and December 31, 2007, intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, employment agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $4,090 as of June 30, 2008 and December 31, 2007. All of the intangible assets represented less than 5% of total assets.

As of June 30, 2008 and December 31, 2007, accumulated amortization on intangible assets was $18,974 and $16,619, respectively. The estimated remaining amortization expense is $1,253 for 2008, $1,436 for 2009, $981 for 2010, $488 for 2011 and $384 for 2012.

Note G – Reportable Segments

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

Although the GS segment does not meet quantitative thresholds for separate segment reporting, management believes that the information would be useful to the readers of our financial statements.

As was previously discussed, the financial results of Scientific and Nursing, which have historically been included in our HLS segment for segment disclosure purposes, have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. As a result, the following table has also been restated to eliminate the results of our Scientific and Nursing businesses from our HLS segment. See Note B for the results of discontinued operations.

Historically, and for the six months ended June 30, 2008, Kforce has generated only revenue and gross profit information on a functional basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended June 30:
2008
Net service revenues:
Flexible billings	$123,884	$44,651	$47,740	$18,907	$235,182
Search fees	7,899	11,416	636	—	19,951

Total revenue	$131,783	$56,067	$48,376	$18,907	$255,133

Gross profit	$42,001	$26,419	$15,889	$7,055	$91,364
2007
Net service revenues:
Flexible billings	$122,765	$47,698	$38,214	$15,219	$223,896
Search fees	7,553	11,476	529	—	19,558

Total revenue	$130,318	$59,174	$38,743	$15,219	$243,454

Gross profit	$43,045	$27,388	$12,072	$6,228	$88,733

Six Months Ended June 30:
2008
Net service revenues:
Flexible billings	$244,615	$92,242	$93,564	$37,000	$467,421
Search fees	15,268	21,407	1,049	—	37,724

Total revenue	$259,883	$113,649	$94,613	$37,000	$505,145

Gross profit	$81,652	$51,812	$30,371	$13,544	$177,379
2007
Net service revenues:
Flexible billings	$239,697	$98,578	$73,326	$29,489	$441,090
Search fees	15,087	22,127	1,052	—	38,266

Total revenue	$254,784	$120,705	$74,378	$29,489	$479,356

Gross profit	$83,244	$54,387	$22,891	$11,654	$172,176

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this report on Form 10-Q.

On April 29, 2008 and June 29, 2008, respectively, Kforce sold its Scientific and per-diem Nursing businesses. See Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, include activity relating to the Scientific and Nursing businesses as discontinued operations. For comparison purposes, prior period financial information has been restated accordingly. Except as specifically noted, our discussions below exclude any activity related to the Scientific and Nursing businesses, which are addressed separately in the discussion of income from discontinued operations, net of income taxes.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three and six months ended June 30, 2008.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of continuing operations for each of the three and six months ended June 30, 2008 and 2007, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important highlights as of June 30, 2008 and during the three and six months ended June 30, 2008, which should be considered in the context of the additional discussions in this quarterly report and in conjunction with its condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the six months ended June 30, 2008 increased 5.4% to $505.1 million from $479.4 million in the comparable period in 2007.

•

Gross profit margin decreased 80 basis points for the six months ended June 30, 2008 to 35.1% from 35.9% in the comparable period in 2007, primarily resulting from a decline in search fees as well as a contraction in the spread between bill rates and pay rates primarily in our Tech and GS segments.

•

Selling, general and administrative expenses as a percentage of revenue were 29.5% and 27.9% for the six months ended June 30, 2008 and 2007, respectively, which was primarily due to increases in, among others, stock-based compensation, compensation and other employee benefits, and bad debt expense.

•

During the three months ended June 30, 2008, Kforce disposed of its Scientific business for $10.5 million, plus an additional $1.5 million in potential earnout proceeds. In addition, Kforce disposed of its per-diem Nursing business for $1.5 million. Kforce management believes that the disposition of Scientific and per-diem Nursing, which was based on management’s review of its core businesses, will allow the Firm to focus on the growth opportunities that are believed to exist in the continuing core businesses.

•

During the six months ended June 30, 2008, Kforce repurchased 2.4 million of its shares at a total cost of $20.8 million. Our Board of Directors increased the share repurchase authorization by $50.0 million in February 2008.

•	Total outstanding borrowings under the Credit Facility as of June 30, 2008 were $33.0 million compared to $50.3 million as of December 31, 2007.

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

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008 for a more detailed discussion of our critical accounting estimates. The only significant change to our critical accounting estimates during the first six months of 2008 relates to our adoption of SFAS 157 on January 1, 2008, which is discussed in Note A to the Unaudited Condensed Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

See the “New Accounting Standards” section within Note A, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS

Net service revenues for the three and six months ended June 30, 2008 were $255.1 million and $505.1 million, respectively, which represent increases over the comparable periods in 2007 of 4.8% and 5.4%, respectively. This growth was fueled primarily by our Tech, HLS and GS segments, which experienced increases in net service revenues versus the comparable three and six month periods in 2007. These operational results were achieved during periods in which there were growing concerns about the macro-economic environment including a weakening economy with declining GDP growth, an increase in the unemployment rate for individuals with college degrees and increasing jobless claims. However, Kforce has experienced declines in the gross profit percentages of certain segments (primarily Tech and GS), which contributed to overall declines in gross profit percentages of 1.6% and 2.2% in the three and six months ended June 30, 2008 as compared to the comparable periods in 2007. The economic uncertainties in which we currently operate make it challenging for Kforce to predict the near-term future and a U.S. recession, if it should occur, would likely have a significant adverse impact on our business.

We believe that some of the initiatives undertaken during the last several years, such as restructuring both our back office and field operations and upgrading our corporate systems and technology, have increased our operating efficiencies, thereby enabling us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

We believe that the operating results of the GS segment will have more stable growth during variable economic cycles. This is a result of the growth of the Federal agencies that are customers of Kforce, such as the Department of Defense and the Department of Homeland Security, which has been spurred by an increase in the use of outsourced labor by many of these governmental agencies in order to replace those employees who are reaching the age of retirement. Net service revenues for our GS segment for the three and six months ended June 30, 2008 were $18.9 million and $37.0 million, respectively, which represents an increase of 24.2% and 25.5%, respectively, over the comparable periods in 2007.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Service Revenue by Segment:
Tech	51.6%	53.5%	51.5%	53.2%
FA	22.0	24.3	22.5	25.2
HLS	19.0	15.9	18.7	15.5
GS	7.4	6.3	7.3	6.1

Net service revenues	100.0%	100.0%	100.00%	100.0%

Revenue by Time:
Flex	92.2%	92.0%	92.5%	92.0%
Search	7.8	8.0	7.5	8.0

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	35.8%	36.4%	35.1%	35.9%
Selling, general and administrative	30.8%	28.1%	29.5%	27.9%
Depreciation and amortization	1.4%	1.4%	1.5%	1.5%
Income from continuing operations before income taxes	3.3%	6.5%	3.8%	6.0%
Income from continuing operations	2.0%	3.9%	2.3%	3.6%

The following table details net service revenues by service offering for each business segment and percentage changes over the prior period for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech
Flex	$123,884	0.9%	$122,765	$244,615	2.1%	$239,697
Search	7,899	4.6	7,553	15,268	1.2	15,087

Total Tech	$131,783	1.1%	$130,318	$259,883	2.0%	$254,784

FA
Flex	$44,651	(6.4)%	$47,698	$92,242	(6.4)%	$98,578
Search	11,416	(0.5)	11,476	21,407	(3.3)	22,127

Total FA	$56,067	(5.3)%	$59,174	$113,649	(5.8)%	$120,705

HLS
Flex	$47,740	24.9%	$38,214	$93,564	27.6%	$73,326
Search	636	20.2	529	1,049	(0.3)	1,052

Total HLS	$48,376	24.9%	$38,743	$94,613	27.2%	$74,378

GS
Flex	$18,907	24.2%	$15,219	$37,000	25.5%	$29,489
Search	—	—	—	—	—	—

Total GS	$18,907	24.2%	$15,219	$37,000	25.5%	$29,489

Total Flex	$235,182	5.0%	$223,896	$467,421	6.0%	$441,090
Total Search	19,951	2.0	19,558	37,724	(1.4)	38,266

Total Revenue	$255,133	4.8%	$243,454	$505,145	5.4%	$479,356

Flex Revenues. The primary drivers of Flex revenues are the number of hours, the bill rate per hour and, to a limited extent, the amount of expenses incurred by Kforce that are billable to the client.

Kforce experienced growth during the three and six months ended June 30, 2008 in Flex revenues in all business segments with the exception of FA, which decreased 6.4% versus the comparable periods in 2007. The decrease in Flex revenues for FA was primarily due to the following items: (i) the conclusion of project-specific business with a few significant customers that had both high volume and high bill rates; (ii) an increased focus on clients providing higher gross margins and (iii) a decline in mortgage-related client needs due to the decline in the mortgage lending market, which continues to represent less than 1% of net service revenues.

Our continued focus on pricing and customer profitability contributed to an increase in the average bill rate per hour for the three and six months ended June 30, 2008 of 4.8% and 5.6%, respectively, over the comparable periods in 2007.

The following table details total Flex hours for each business segment and percentage changes over the prior period for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
(in 000’s)	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	1,906	3.8%	1,837	3,761	3.8%	3,622
FA	1,224	(9.0)	1,345	2,532	(8.8)	2,775
HLS	549	3.6	530	1,071	5.6	1,014
GS	205	20.6	170	396	18.6	334

Total hours	3,884	0.1%	3,882	7,760	0.2%	7,745

The changes in billable expenses, which are included as a component of net services revenues, for each business segment are primarily attributable to increases or decreases in the extent and nature of project work.

The following table details total billable expenses for each business segment and percentage changes over the prior period for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	$631	(34.3)%	$961	$1,174	(40.8)%	$1,982
FA	88	3.5	85	216	6.4	203
HLS	5,416	25.2	4,327	10,451	27.8	8,176
GS	85	(53.8)	184	142	(50.7)	288

Total billable expenses	$6,220	11.9%	$5,557	$11,983	12.5%	$10,649

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements as well as the average fee earned on each placement. Our GS segment does not make permanent placements.

The following table details total placements for each business segment and percentage changes over the prior period for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	478	8.4%	441	955	1.5%	941
FA	821	(0.5)	825	1627	(2.2)	1,664
HLS	42	44.8	29	72	22.0	59

Total placements	1,341	3.6%	1,295	2,654	(0.4)%	2,664

The following table details the average fee per placement for each business segment and percentage changes over the prior period for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	$16,538	(3.5)%	$17,137	$15,988	(0.3)%	$16,032
FA	13,901	(0.0)	13,905	13,152	(1.1)	13,301
HLS	15,137	(16.9)	18,212	14,756	(17.2)	17,829

Total average placement fee	$14,879	(1.5)%	$15,101	$14,216	(1.0)%	$14,366

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

The following table presents, for each business segment, the gross profit percentage and percentage changes over the prior period for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	31.9%	(3.3)%	33.0%	31.4%	(4.0)%	32.7%
FA	47.1%	1.7	46.3%	45.6%	1.1	45.1%
HLS	32.8%	5.1	31.2%	32.1%	4.2	30.8%
GS	37.3%	(8.8)	40.9%	36.6%	(7.3)	39.5%

Total gross profit percentage	35.8%	(1.6)%	36.4%	35.1%	(2.2)%	35.9%

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

The increase in Search gross profit for the three months ended June 30, 2008, compared to the same period in 2007, of $0.4 million was comprised of a $0.7 million increase in volume and a $0.3 million decrease in rate. The decrease in Search gross profit for the six months ended June 30, 2008, compared to the same period in 2007, of $0.5 million was comprised of a $0.4 million decrease in rate and a $0.1 million decrease in volume.

The following table presents, for each business segment, the Flex gross profit percentage and percentage changes over the prior period for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	27.5%	(4.8)%	28.9%	27.1%	(4.6)%	28.4%
FA	33.6%	0.6	33.4%	33.0%	0.9	32.7%
HLS	32.0%	6.0	30.2%	31.3%	5.0	29.8%
GS	37.3%	(8.8)	40.9%	36.6%	(6.3)	39.5%

Total Flex gross profit percentage	30.4%	(1.6)%	30.9%	29.9%	(1.6)%	30.4%

The increase in Flex gross profit for the three months ended June 30, 2008, as compared to the same period in 2007, of $2.2 million was due to an increase in Flex Rate. The increase in Flex gross profit for the six months ended June 30, 2008, as compared to the same period in 2007, of $5.7 million was comprised of a $5.6 million increase in Flex Rate and a $0.1 million increase in volume. The increase in Flex gross profit dollars and the decrease in Flex gross profit percentage is primarily related to a shift in Flex hours to clients with higher volume and lower gross margins and the increase in use of independent contractors, particularly in Tech and GS. Although it is difficult for Kforce to predict the near-term future, Kforce expects to see Flex gross profit percentages stabilize as a result of balancing rate and volume objectives.

Selling, General and Administrative Expenses (“SG&A”). For the three and six months ended June 30, 2008, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.3% and 82.6%, respectively, as compared to 82.7% and 81.9% in the comparable periods in 2007, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity. Therefore, as gross profit levels increase, compensation levels would also generally be anticipated to increase but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes lease expense, professional fees, travel, telephone, computer expenses and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30:

(in $000’s)	2008	% of Revenue	2007	% of Revenue
Three Months Ended June 30:
Compensation and benefits	$38,747	15.2%	$30,590	12.6%
Commissions	27,633	10.8	25,990	10.7
Other	12,317	4.8	11,842	4.8

Total SG&A	$78,697	30.8%	$68,422	28.1%

Six Months Ended June 30:
Compensation and benefits	$69,299	13.7%	$58,914	12.3%
Commissions	53,867	10.7	50,784	10.6
Other	25,912	5.1	24,218	5.0

Total SG&A	$149,078	29.5%	$133,916	27.9%

SG&A expenses as a percentage of net service revenues increased 2.7% and 1.6% for the three and six months ended June 30, 2008, respectively, as compared to the comparable periods in 2007. This was primarily attributable to: (i) an increase in compensation and benefits; (ii) a relatively flat level of commissions as a percentage of revenue and (iii) an increase in bad debt expense, resulting from an increase in the level of accounts receivable write-offs. During this period of economic uncertainty, Kforce was successful in cost containment efforts in areas that contain discretionary spending such as travel expense.

        The increase in compensation and benefits expense as a percentage of net service revenues in the three and six months ended June 30, 2008 is primarily a result of increased expenses driven by: (i) stock-based compensation expense; (ii) the implementation of additional incentive and pension plans; (iii) the cost of providing health insurance benefits to our employees and (iv) the increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years. Kforce accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. Stock-based compensation expense includes options, stock appreciation rights (“SARS”), performance accelerated restricted stock (“PARS”), restricted stock and the alternative long-term incentive awards. Compensation expense for the three and six months ended June 30, 2008 was $7.8 million and $9.6 million, respectively, as compared to $1.3 million and $2.6 million in the comparable periods in 2007, respectively. This represents an increase of $6.5 million and $7.0 million, or 2.5% and 1.4% of net service revenues, respectively. The increase in stock-based compensation expense was primarily attributable to the acceleration of the vesting of certain equity awards during the three months ended June 30, 2008, as was more fully discussed in Note E, Stock Incentive Plans, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements.

Pension expense attributable to the Supplemental Executive Retirement Plan (“SERP”) and Supplemental Executive Retirement Health Plan (“SERHP”) during the six months ended June 30, 2008 and 2007 was $1.4 million and $0.9 million, respectively, which represents an increase of 0.1% of net service revenues.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for each of the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Fixed asset depreciation	$629	4.1%	$604	$1,216	4.1%	$1,168
Capital lease asset depreciation	749	2.2	733	1,487	3.0	1,443
Capitalized software amortization	1,198	77.7	674	2,564	95.4	1,312
Intangible asset amortization	1,094	(24.4)	1,448	2,355	(20.4)	2,959
Other amortization	—	(100.0)	39	—	(100.0)	76

Total depreciation and amortization	$3,670	4.9%	$3,498	$7,622	9.5%	$6,958

The $0.5 million and $1.3 million increase in capitalized software amortization for the three and six months ended June 30, 2008 is primarily related to the amortization of the new back office computer system software, which commenced in August 2007.

The $0.4 million and $0.6 million decrease in intangible asset amortization for the three and six months ended June 30, 2008 is primarily related to a decrease in identifiable intangible assets of $6.5 million during the fourth quarter of 2007, which resulted from the finalization of the Bradson valuation.

Other Expense, Net. Other expense, net was $0.6 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively, and was $1.3 million and $2.5 million for the six months ended June 30, 2008 and 2007. Other expense, net consists primarily of interest expense related to outstanding borrowings under our Credit Facility. The decrease of $0.5 and $1.2 million, respectively, was primarily due to continued reductions in outstanding borrowings under Kforce’s Credit Facility.

Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) for the three months ended June 30, 2008 and 2007 was 39.4% and 39.6%, respectively, and was 39.3% and 39.6% for the six months ended June 30, 2008 and 2007, respectively.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations include the consolidated income and expense of Kforce’s Scientific and Nursing businesses. During the three months ended June 30, 2008, Kforce completed the sale of its Scientific and per-diem Nursing businesses resulting in a pre-tax gain of $5.9 million. Included in the determination of the pre-tax gain is $2.1 million of goodwill that was allocated to the carrying value of these businesses upon disposition. Also included in the gain on sale of discontinued operations are transaction expenses, which primarily include commissions, legal fees and transaction bonuses totaling $1.3 million. Kforce does not currently anticipate incurring any significant costs related to discontinued operations in future periods.

Income tax expense as a percentage of income from discontinued operations, before income taxes, was 40.5% and 39.6% for the three months ended June 30, 2008 and 2007, respectively, and was 40.3% and 39.6% for the six months ended June 30, 2008 and 2007. The increase in the effective income tax rate of discontinued operations is primarily related to the non-deductibility of a portion of the goodwill that was allocated to the carrying value of the per-diem Nursing business upon its disposition.

LIQUIDITY AND CAPITAL RESOURCES

Kforce uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, certain financial ratios and long-term debt as a percentage of long-term debt and equity. To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. Kforce had $87.3 million and $95.3 million in working capital as of June 30, 2008 and December 31, 2007, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 2.1 as of June 30, 2008 and December 31, 2007.

Please see the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) investing in our Firm’s infrastructure to allow sustainable growth via capital expenditures; (iii) making strategic acquisitions; (iv) reducing the outstanding balance of our Credit Facility and (v) repurchases of our common stock.

The following table presents a summary of our cash flows from operating, investing and financing activities for the six months ended June 30:

	2008	2007
Cash provided by (used in):
Operating activities	$38,098	$27,242
Investing activities	2,410	(8,252)
Financing activities	(39,535)	(19,257)

Net increase (decrease) in cash and cash equivalents	$973	$(267)

Discontinued Operations

As was previously discussed, Kforce sold its Scientific and its per-diem Nursing businesses on April 29, 2008 and June 29, 2008, respectively. The accompanying unaudited condensed consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the six months ended June 30, 2007, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, stock-based compensation and the gain on sale of discontinued operations. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007.

Investing Activities

Capital expenditures for the six months ended June 30, 2008 were $5.5 million compared to $6.7 million in the comparable period in 2007, which excludes equipment acquired under capital leases. During our fiscal year ended December 31, 2007, we made significant investments in our infrastructure to support the growth in our business, which included additional back office system software modules. We believe these investments will enhance the efficiency and productivity of our sales and delivery activities; such as our order, time entry, billing and cash receipt processes as well as improve customer service. As expected by management, capital expenditures have moderated following what we believe was a peak in 2007; however, Kforce expects to continue to make selective investments in our infrastructure.

Proceeds from the disposition of our Scientific and per-diem Nursing businesses was $10.5 million for the six months ended June 30, 2008. We continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities

For the six months ended June 30, 2008, we used our available capital resources, including the proceeds received on the sale of our Scientific and per-diem Nursing businesses, to retire outstanding borrowings under our Credit Facility and to repurchase 2.4 million shares of our common stock at a total cost of $20.8 million. Kforce’s repurchases of common stock are discussed in more detail in the sections below.

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

As of June 30, 2008, $33.0 million was outstanding and $75.6 million was available under the Credit Facility. As of July 28, 2008, $20.9 million was outstanding and $86.4 million was available under the Credit Facility.

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

On January 2, 2008, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which was effective from January 7, 2008 through February 11, 2008. On July 3, 2008, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which was effective from July 9, 2008 through July 31, 2008. These corporate stock repurchase plans are subject to certain price, market, volume and timing constraints, which are specified in the respective plans.

See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding our stock repurchases activity during the six months ended June 30, 2008.

Ability to Meet our Capital Expenditures, Working Capital Requirements and Other Operating Requirements

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

As of June 30, 2008, we had approximately $33.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 3.75% at June 30, 2008. A hypothetical 10% increase in interest rates in effect at June 30, 2008 would have the effect of increasing annual interest expense on borrowings outstanding by $0.1 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies as our international operations continue to represent less than 1% of net service revenues. We will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of June 30, 2008, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

On January 2, 2008, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which was effective from January 7, 2008 through February 11, 2008.

On July 3, 2008, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which is effective from July 9, 2008 through July 31, 2008.

The following table presents the repurchases made by Kforce during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2008 to April 31, 2008	—	—	—	$51,756,985
May 1, 2008 to May 31, 2008	749,940	$8.67	749,940	$45,257,932
June 1, 2008 to June 30, 2008	148,975	$8.90	148,975	$43,932,217

Total	898,915	$8.70	898,915	$43,932,217

(1)	During February 2008, our Board of Directors increased its authorization for open market repurchases of common stock by $50.0 million to bring the total authorized to $64.8 million when combined with the $14.8 million that was available under a previous Board authorization as of December 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Kforce held its Annual Meeting of Shareholders on June 17, 2008. The shareholders voted to (1) elect the three Class II nominees to serve a three-year term on the Board of Directors expiring in 2011 and (2) ratify the appointment of Deloitte & Touche LLP as Kforce’s independent registered public accountants for the fiscal year ending December 31, 2008.

The following table sets forth the votes cast with respect to each of these matters:

MATTER		FOR	AGAINST	WITHHELD	ABSTAIN
(1)	Election of three Class II Directors
	John N. Allred	38,743,399	—	298,062	—
	Richard M. Cocchiaro	36,403,444	—	2,638,017	—
	A. Gordon Tunstall	37,814,881	—	1,226,580	—

		FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
(2)	Ratify the appointment of Deloitte & Touche LLP as Kforce’s independent registered public accountants for the fiscal year ending December 31, 2008	38,044,511	989,267	7,683	—

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

By:	/s/ Joseph J. Liberatore
Joseph J. Liberatore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date:	July 30, 2008

By:	/s/ Sara R. Nichols
Sara R. Nichols
Vice President, Chief Accounting Officer
(Principal Accounting Officer)
Date:	July 30, 2008