Form 10-Q
period 2008-09-30
KFORCE  INC
filed 2008-10-29
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2008, was 38,725,828.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This document contains forward-looking statements, including but not limited to those found in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II, Item 1A, Risk Factors. Additional written or oral forward-looking statements may be made by Kforce from time to time, in filings with the Securities and Exchange Commission (“SEC”) or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the MD&A section. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “should,” “could” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which can not be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. Kforce undertakes no obligation to publicly publish any adjustments or updates to these forward-looking statements that may be made to reflect new information, unexpected events or events occurring on or after the date of this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Flexible billings	$235,431	$226,642	$702,852	$667,732
Search fees	15,487	19,828	53,211	58,094

Net service revenues	250,918	246,470	756,063	725,826
Direct costs of services	164,351	155,132	492,117	462,312

Gross profit	86,567	91,338	263,946	263,514
Selling, general and administrative expenses	71,613	69,505	220,691	203,421
Depreciation and amortization	3,028	3,842	10,650	10,800

Income from operations	11,926	17,991	32,605	49,293
Other expense, net	422	922	1,766	3,393

Income from continuing operations before income taxes	11,504	17,069	30,839	45,900
Income tax expense	4,522	6,742	12,122	18,147

Income from continuing operations	6,982	10,327	18,717	27,753
Income from discontinued operations, net of income taxes	910	697	5,053	2,643

Net income	7,892	11,024	23,770	30,396
Other comprehensive income (loss):
Defined benefit pension plan actuarial gain (loss), net of tax	6	—	(380)	—

Comprehensive income	$7,898	$11,024	$23,390	$30,396

Earnings per share – basic:
From continuing operations	$.18	$.25	$.47	$.67
From discontinued operations	.02	.02	.13	.07

Earnings per share – basic	$.20	$.27	$.60	$.74

Earnings per share – diluted:
From continuing operations	$.18	$.24	$.46	$.66
From discontinued operations	.02	.02	.13	.06

Earnings per share – diluted	$.20	$.26	$.59	$.72

Weighted average shares outstanding – basic	39,249	41,463	39,858	41,226

Weighted average shares outstanding – diluted	39,977	42,544	40,353	42,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$921	$1,083
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,663 and $3,002, respectively	140,483	166,777
Income tax refund receivable	488	377
Deferred tax asset, net	8,684	8,409
Prepaid expenses and other current assets	6,577	4,268

Total current assets	157,153	180,914
Fixed assets, net	15,111	13,355
Other assets, net	31,152	31,982
Intangible assets, net	9,291	12,276
Goodwill	235,324	237,609

Total assets	$448,031	$476,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$24,506	$25,222
Accrued payroll costs	54,142	53,613
Other current debt	2,016	3,859
Income taxes payable	3,525	2,872

Total current liabilities	84,189	85,566
Long-term debt – credit facility	12,000	50,330
Long-term debt – other	2,761	2,670
Deferred tax liability, net	6,097	6,624
Other long-term liabilities	21,005	18,478

Total liabilities	126,052	163,668

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 61,862 and 60,919 issued, respectively	619	609
Additional paid-in capital	324,405	310,165
Accumulated other comprehensive loss	(380)	—
Retained earnings	136,350	112,580
Treasury shares at cost; 22,539 and 19,365 shares, respectively	(139,015)	(110,886)

Total stockholders’ equity	321,979	312,468

Total liabilities and stockholders’ equity	$448,031	$476,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended September 30, 2008
Common stock – shares:
Shares at beginning of period	60,919
Issuance of restricted stock	575
Exercise of stock options	368

Shares at end of period	61,862

Common stock – par value:
Balance at beginning of period	$609
Issuance of restricted stock	6
Exercise of stock options	4

Balance at end of period	$619

Additional paid-in capital:
Balance at beginning of period	$310,165
Issuance of restricted stock	(6)
Exercise of stock options	2,577
Income tax benefit from restricted stock and stock option exercises	442
Stock-based compensation	11,026
Employee stock purchase plan	201

Balance at end of period	$324,405

Accumulated other comprehensive loss:
Balance at beginning of period	$—
Pension adjustment, net of tax and amortization	(380)

Balance at end of period	$(380)

Retained earnings:
Balance at beginning of period	$112,580
Net income	23,770

Balance at end of period	$136,350

Treasury stock – shares:
Shares at beginning of period	19,365
Shares tendered in payment of the exercise price of stock options	52
Minimum tax withholding on restricted stock awards and stock option exercises	134
Open market repurchases of common stock	3,063
Employee stock purchase plan	(75)

Shares at end of period	22,539

Treasury stock – cost:
Balance at beginning of period	$(110,886)
Shares tendered in payment of the exercise price of stock options	(579)
Minimum tax withholding on restricted stock awards and stock option exercises	(1,219)
Open market repurchases of common stock	(26,776)
Employee stock purchase plan	445

Balance at end of period	$(139,015)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$23,770	$30,396
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	(519)	5,861
Gain on sale of discontinued operations	(7,330)	—
Depreciation and amortization	10,650	10,800
Stock-based compensation	11,026	2,516
Provision for bad debts on accounts receivable and fallouts	5,449	1,142
Supplemental executive retirement plans expense	2,116	1,550
Amortization of alternative long-term incentive award	—	853
Deferred compensation liability (decrease) increase, net	(2,832)	1,265
Tax benefit attributable to option exercises	578	1,530
Excess tax benefit attributable to option exercises	(51)	(940)
Loss (gain) on cash surrender value of company-owned life insurance	3,502	(1,571)
Loss (gain) on asset sales/disposals	160	(432)
(Increase) decrease in operating assets:
Trade receivables	17,737	(33,154)
Income tax refund receivable	(111)	735
Prepaid expenses and other current assets	(1,159)	(148)
Other assets, net	473	1,032
(Decrease) increase in operating liabilities:
Accounts payable and other accrued liabilities	(1,686)	7,432
Accrued payroll costs	23	13,221
Income taxes payable	517	(691)
Other long-term liabilities	2,578	370

Cash provided by operating activities	64,891	41,767

Cash flows from investing activities:
Acquisitions, net of cash received	—	(31)
Proceeds from disposition of businesses	12,036	—
Capital expenditures	(7,048)	(9,719)
Premiums paid for company-owned life insurance	(3,705)	(2,861)
Cash proceeds from asset sales	29	515

Cash provided by (used in) investing activities	1,312	(12,096)

Cash flows from financing activities:
Proceeds from bank line of credit	248,602	208,147
Payments on bank line of credit	(286,932)	(240,262)
Proceeds from exercise of stock options, net of shares tendered in payment of exercise price of stock options	2,002	4,118
Excess tax benefit attributable to option exercises	51	940
Payment of capital expenditure financing	(2,093)	(3,151)
Minimum tax withholding on restricted stock awards and stock option exercises	(1,219)	—
Open market repurchases of common stock	(26,776)	—

Cash (used in) financing activities	(66,365)	(30,208)

Decrease in cash and cash equivalents	(162)	(537)

Cash and cash equivalents at beginning of period	1,083	1,589

Cash and cash equivalents at end of period	$921	$1,052

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$14,591	$11,942
Interest, net	$1,668	$4,091
Non-Cash Transaction Information:
Release of funds from escrow – adjustment to purchase price	$—	$4,126
Shares tendered in payment of exercise price of stock options	$579	$—
Employee stock purchase plan	$646	$829
Equipment acquired under capital leases	$1,850	$1,562
Proceeds from discontinued operations held in escrow	$1,150	$—
Cash used in connection with acquisitions, net	$—	$(31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following segments: Technology, Finance and Accounting, Health and Life Sciences, and Government Solutions. Kforce provides flexible staffing services and solutions on both a temporary and full-time basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida as well as its 57 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in the Philippines. Our international operations comprise approximately 1% of net service revenues.

Kforce serves Fortune 1000 companies, the Federal government, local and regional companies, and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to SEC rules and regulations regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2008 and our results of operations and cash flows for the three and nine months then ended. The data in the condensed consolidated balance sheet as of December 31, 2007 was derived from our audited consolidated balance sheet as of December 31, 2007, as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “the Firm,” “we,” “our” or “us” refer to Kforce and its subsidiaries, except where the context otherwise indicates. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts and fallouts, accounting for goodwill and identifiable intangible assets, self-insured liabilities, stock-based compensation, pension obligations, and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

Flexible billings are recognized as the services are provided by Kforce’s temporary personnel while they are working on assignments. For employees, Kforce pays costs of employment, including workers’ compensation insurance, state and federal unemployment taxes, social security, and certain fringe benefits. Our Government Solutions segment typically generates its revenue from time–and-materials contractual arrangements, which is recognized based upon contractually-established bill rates, as services are provided.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, a specific analysis of material receivable balances that are past due, which is based on each receivable’s contractual terms and concentration of accounts receivable among clients, in establishing this reserve. Trade receivables are written off by Kforce after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 4.5% and 1.8% as of September 30, 2008 and December 31, 2007, respectively. Management considered significant recent developments such as the rise in sudden business failures resulting primarily from the turmoil in the financial and credit markets, growing concerns of a U.S. recession as well as Kforce’s exposure to customers in high-risk sectors such as the financial services industry, in determining the allowance for doubtful accounts and fallouts reserve as of September 30, 2008.

As of September 30, 2008 and December 31, 2007, there was no individual client that had a receivable balance greater than 4.2% and 7.3%, respectively, of gross accounts receivable.

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

Goodwill and Intangible Assets

Kforce performs an annual review to ensure that no impairment of goodwill exists or more frequently if events or circumstances dictate. As discussed in Note B, Kforce disposed of a portion of its Health and Life Sciences reporting unit during the three month period ended June 30, 2008. In accordance with SFAS 142, Goodwill and Other Intangible Assets, Kforce performed an impairment test of the remaining Health and Life Sciences reporting unit after the disposition. In addition, Kforce considered the recent economic developments and determined that there was no triggering event necessitating an interim review of the carrying value of our goodwill and other identifiable intangible assets. There were no impairment charges recorded during the nine months ended September 30, 2008 and 2007.

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete agreements, customer lists, contractual relationships, customer contracts, trademarks and trade names. Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the periods of expected benefit, which range from 1 to 15 years.

Impairment of Long-Lived Assets

Kforce periodically reviews the carrying value of long-lived assets including its identifiable intangible assets to determine if impairment has occurred. Impairment losses, if any, are recorded in the period identified. Significant judgment is required to determine whether or not impairment has occurred. The determination is made by evaluating expected future undiscounted cash flows or the anticipated recoverability of costs incurred and, if necessary, determining the amount of the loss, if any, by evaluating the fair value of the assets. There were no impairment charges recorded during the nine months ended September 30, 2008 and 2007.

Capitalized Software

Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $487 and $1,511 during the three and nine months ended September 30, 2008, respectively, compared to $1,490 and $5,592 during the three and nine months ended September 30, 2007, respectively.

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

Workers’ Compensation

Except for states which require participation in state-operated insurance funds, Kforce retains the economic burden for the first $250 per occurrence in workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes the insurance premiums for claims in excess of $250, claims administration fees charged by Kforce’s workers’ compensation administrator, premiums paid to state-operated insurance funds, an estimate for Kforce’s liability for Incurred but Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

Kforce estimates its workers’ compensation liability based upon historical claims experience, actuarially-determined loss development factors, and qualitative considerations such as claims management activities.

Health Insurance

Kforce retains liability up to $250 annually for each health insurance participant. Health insurance costs are accrued using estimates to approximate the liability for reported claims and IBNR claims, which are based primarily upon an evaluation of historical claims experience and a review of expected changes in health insurance costs.

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

Earnings per Share

Basic earnings per share is computed as earnings divided by the weighted average of common shares outstanding during the period. Diluted earnings per share includes the dilutive effects of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share from continuing and discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$6,982	$10,327	$18,717	$27,753
Income from discontinued operations, net of tax	910	697	5,053	2,643

Net income	$7,892	$11,024	$23,770	$30,396

Denominator:
Weighted average shares outstanding – basic	39,249	41,463	39,858	41,226
Common stock equivalents	728	1,081	495	1,098

Weighted average shares outstanding – diluted	39,977	42,544	40,353	42,324
Earnings per share – basic:
From continuing operations	$.18	$.25	$.47	$.67
From discontinued operations	.02	.02	.13	.07

Earnings per share – basic	$.20	$.27	$.60	$.74

Earnings per share – diluted:
From continuing operations	$.18	$.24	$.46	$.66
From discontinued operations	.02	.02	.13	.06

Earnings per share – diluted	$.20	$.26	$.59	$.72

Awards to purchase or receive 2,243 and 3,035 shares of common stock for the three and nine months ended September 30, 2008, respectively, were not included in the computation of diluted earnings per share because their impact would have been anti-dilutive. Awards to purchase or receive 742 and 829 shares of common stock for the three and nine months ended September 30, 2007, respectively, were not included in the computation of diluted earnings per share because their impact would have been anti-dilutive.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 that would exclude leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. We do not expect the SFAS 157-related guidance to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not anticipated to have an effect on the Company’s consolidated financial statements.

International Financial Reporting Standards (IFRS) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which could, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. It is anticipated that the SEC will issue guidance on this potential adoption by December 31, 2008. We are currently investigating the implications to the Company should we be required to adopt IFRS.

Note B – Discontinued Operations

Scientific

On April 29, 2008 (the “Scientific Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Scientific APA”) pursuant to which it sold its Scientific business, a non-core business within its Health and Life Sciences segment, to Aerotek Scientific, LLC (the “Scientific Buyer”) for $10,500 in cash, including $1,150 held in escrow, plus additional earnout potential of up to an aggregate of $1,500, measured over a 16-week period from the Scientific Closing Date. During the three months ended June 30, 2008, Kforce recorded a working capital adjustment of $314, which reduced the gain on sale of discontinued operations.

In addition, during the three months ended September 30, 2008, Kforce received $1,500 from the Scientific Buyer representing the maximum earnout, which has been reflected as a gain on sale of discontinued operations.

In connection with the closing of the sale, Kforce entered into certain ancillary agreements with the Scientific Buyer, including a Transition Services Agreement (the “Scientific TSA”). Through the Scientific TSA, Kforce provided various temporary support services. The fees for these services were generally equivalent to Kforce’s cost. No such services will be provided in future periods.

Although the services provided under the Scientific TSA generate continuing cash flows between Kforce and the Scientific Buyer, the amounts are not considered to be either direct cash flows or significant to the ongoing operations of either entity. Also, Kforce received an earnout payment of $1,500 from the Scientific Buyer in September. However, under the provisions of EITF Issue No. 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operation (“EITF 03-13”), contingent purchase consideration is considered an indirect continuing cash flow. In addition, Kforce has no contractual ability through the Scientific APA or any other agreement to significantly influence the operating or financial policies of the Scientific Buyer. As a result, pursuant to the provisions of EITF 03-13, Kforce has no significant continuing involvement in the operations of its Scientific business and, as such, has classified such operating results as discontinued operations.

In accordance with the Scientific APA, Kforce is obligated to indemnify the Scientific Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Scientific APA shall, with the exception of certain items, cease 18 months from the Scientific Closing Date and are limited to an aggregate of $3,475. Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of September 30, 2008.

Nursing

On June 29, 2008 (the “Nursing Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Nursing APA”) pursuant to which it sold its per-diem Nursing business, a non-core business within its Health and Life Sciences segment, to Realtime Services, Inc. (the “Nursing Buyer”) for $1,500 in cash, which was paid at closing. Additionally, Kforce and the Nursing Buyer entered into a subordinated secured promissory note in the amount of $500 (the “Note”) that bears interest at a fixed rate of 6.00%. The interest and principal amount of the Note have been fully reserved. A balloon payment of $500 plus all accrued and unpaid interest is due on June 30, 2011, the maturity date of the Loan. The Note is collateralized by a lien on all of the Nursing Buyer’s assets but is subordinated to the Nursing Buyer’s obligations to its lender.

In connection with the closing of the sale, Kforce entered into certain ancillary agreements with the Nursing Buyer, including a Transition Services Agreement (the “Nursing TSA”). Through the Nursing TSA, Kforce provided various temporary support services. The fees for these services were generally equivalent to Kforce’s cost. No such services will be provided in future periods.

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

In accordance with the Nursing APA, Kforce is obligated to indemnify the Nursing Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Nursing APA shall, with the exception of certain items, cease 12 months from the Nursing Closing Date and are limited to an aggregate of $375. Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of September 30, 2008.

In addition, during the three months ended June 30, 2008, Kforce commenced and completed efforts to wind down the remaining operations of its non per-diem Nursing business, which included the permanent placement of a number of its temporary employees that were previously on assignment with its customers.

The financial results of Scientific and Nursing have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The following summarizes the results from discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net service revenues	$—	$15,590	$23,671	$48,466
Direct costs of services and operating expenses	—	(14,438)	(22,567)	(44,096)

	—	1,152	1,104	4,370
Gain on sale of discontinued operations	1,499	—	7,330	—

Income from discontinued operations, before income taxes	1,499	1,152	8,434	4,370
Income tax expense	(589)	(455)	(3,381)	(1,727)

Income from discontinued operations, net of income taxes	$910	$697	$5,053	$2,643

As was previously mentioned, Kforce received $1,500 from the Scientific Buyer in full achievement of the earnout during the three months ended September 30, 2008, which has been reflected as a gain on sale of discontinued operations in the table above.

Included in the gain on sale of discontinued operations for the nine months ended September 30, 2008 are transaction expenses, which primarily include commissions, legal fees and transaction bonuses totaling $1,437. As of December 31, 2007 and September 30, 2008, accounts receivable pertaining to discontinued operations of $8,848 and $201, respectively, were outstanding and are classified in trade receivables. Accounts receivable pertaining to the discontinued operations of Scientific as of the Scientific Closing Date were sold to the Scientific Buyer. Kforce does not currently anticipate incurring any significant costs related to discontinued operations in future periods.

Kforce utilized the cash proceeds from the sale of our Scientific and per-diem Nursing businesses to reduce outstanding borrowings under our Credit Facility as well as to repurchase common stock.

Acceleration of Equity Awards

Kforce granted an aggregate of 361 Stock Appreciation Rights (“SARS”) and an aggregate of 575 shares of Performance Accelerated Restricted Stock (“PARS”) on January 2, 2008, to Kforce’s Chief Executive Officer and the next four highest compensated executive officers (which group is hereinafter referred to as “Named Executive Officers” or “NEOs”). These equity awards included a provision whereby their vesting could be accelerated at the discretion of the Compensation Committee should there be a sufficient gain on the disposal of a portion of Kforce’s business. As a result of the dispositions discussed above, Kforce’s Compensation Committee approved the acceleration of the vesting of these equity awards on June 30, 2008, which resulted in the acceleration and recognition of $6,009 of compensation expense during the quarter ended June 30, 2008. This expense has been classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

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

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2008 was approximately $42,226 if, following a change of control, all of the employees under contract were terminated without good cause by the employer or the employees resign for good cause and $17,168 if, in the absence of a change in control, all of the employees under contract were terminated by Kforce without good cause or the employees resign for good cause.

Kforce has not recorded a liability related to the employment agreements as no events have occurred that would require payment under the agreements.

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

Net Periodic Benefit Cost

The following represents the net periodic benefit cost, which was determined based upon actuarial calculations, for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$610	$428	$1,706	$1,285
Interest cost	37	—	103	—
Expected return on plan assets	—	—	—	—
Plan amendment	—	—	—	—
Actuarial (gain)/loss	6	—	6	—

Net periodic benefit cost	$653	$428	$1,815	$1,285

Remeasurement of Benefit Obligation

The net periodic benefit cost recognized for the six months ended June 30, 2008 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, Kforce evaluated the continued propriety of the assumptions in light of the current operating environment and determined that more recent data became available that necessitated the need for a remeasurement of the benefit obligation in accordance with SFAS 87, Employers’ Accounting for Pensions (“SFAS 87”).

As a result of the remeasurement as of June 30, 2008, Kforce recognized $669 to accumulated other comprehensive loss, net of a deferred income tax benefit of $283 during the three months ended June 30, 2008, which is being amortized as a component of net periodic benefit cost over the attribution period.

The following table represents the changes to the benefit obligation during the nine months ended September 30, 2008:

Benefit obligation – beginning of period	$1,718
Net periodic benefit cost	1,815
Remeasurement of benefit obligation, net of amortization	663

Benefit obligation – end of period	$4,196

Actuarial Assumptions

The following represents the assumptions used subsequent to the measurement date to determine the net periodic benefit cost for the three months ended September 30, 2008:

Discount rate (1)	6.50%
Expected long-term rate of return on plan assets (2)	—
Average assumed rate of compensation increase	4.00%

(1)	The discount rate is based upon the yield of a portfolio of high quality, long-term corporate bonds with a maturity commensurate with the expected payout of the SERP obligation and is expected to be adjusted annually. Kforce also compares this discount rate to the Citigroup Pension Discount Curve to ensure the rate used is reasonable.

(2)	Due to the SERP being unfunded, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the nine months ended September 30, 2008. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2008.

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

The following represents the net periodic benefit cost, which was determined based upon actuarial calculations at the beginning of the year, for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost	$96	$242	$287	$265
Interest cost	4	—	14	—
Expected return on plan assets	—	—	—	—
Amortization of unrecognized transition (asset)/obligation	—	—	—	—
Recognized net (gains)/losses	—	—	—	—

Net periodic benefit cost	$100	$242	$301	$265

The following table represents the changes to the accumulated postretirement benefit obligation during the nine months ended September 30, 2008:

Accumulated postretirement benefit obligation – beginning of period	$416
Net periodic benefit cost	301

Accumulated postretirement benefit obligation – end of period	$717

There is no requirement for Kforce to fund the SERHP. As a result, no contributions were made to the plan during the nine months ended September 30, 2008. Kforce does not currently anticipate funding the SERHP during the year ending December 31, 2008.

Note E – Stock Incentive Plans

In 1994, Kforce established the Employee Incentive Stock Option Plan that allows the issuance of Incentive Stock Options. The Employee Incentive Stock Option Plan was subsequently amended in 1996 to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights, and Restricted Stock. The Employee Incentive Stock Option Plan expired in March of 2005. During 1995, Kforce established the Non-Employee Director Stock Option Plan, which authorized the issuance to non-employee directors of options to purchase common stock. The Non-Employee Director Stock Option Plan expired in October of 2005.

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

Stock Options

A summary of stock option activity under all of Kforce’s plans for the nine months ended September 30, 2008 is as follows:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2007	3,602	111	113	3,826	$10.96
Granted	—	—	35	35	$9.13	$6.47
Exercised	(368)	—	—	(368)	$7.02		$1,499
Forfeited/Cancelled	(290)	(10)	(40)	(340)	$21.43

Outstanding as of September 30, 2008	2,944	101	108	3,153	$10.27

Unvested awards as of September 30, 2008 (1)	—	—	108	108

Exercisable at September 30, 2008	2,944	101	—	3,045	$10.21

(1)	All unvested awards as of September 30, 2008 are expected to vest in the future.

Kforce uses the Black Scholes option pricing model to derive the fair value of options granted. Options expire at the end of ten years from the date of grant. Kforce issues new shares upon exercise of options. During the three and nine months ended September 30, 2008, Kforce recognized compensation expense of $169 and $306, respectively. Kforce recognized compensation expense of $98 and $210 during the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, total unrecognized compensation expense related to non-vested options was $276, which will be recognized over a weighted average remaining period of 0.63 years.

Stock Appreciation Rights

The following table presents the SARS activity under the Stock Incentive Plan for the nine months ended September 30, 2008:

	# of SARS Outstanding	Weighted Average Exercise Price Per SAR	Weighted Average Grant Date Fair Value	Total Intrinsic Value of SARS Exercised
Outstanding as of December 31, 2007	469	$12.66
Granted	361	$8.94	$5.30
Exercised	—	—		—
Forfeited/Cancelled	—	—

Outstanding as of September 30, 2008	830	$11.04

Unvested awards as of September 30, 2008 (1)	469

Exercisable at September 30, 2008	361	$8.94

(1)	All unvested awards as of September 30, 2008 are expected to vest in the future.

During January 2008, Kforce granted an aggregate of 361 SARS to certain executives, which were scheduled to vest 100% three years from the date of issuance. Vesting was to be accelerated if Kforce’s stock price were to exceed $11.62 for a period of 10 trading days or certain performance conditions were met that related to the disposition of a portion of the business at a sufficient gain, which was subject to Compensation Committee approval.

Kforce uses the Black Scholes option pricing model to derive the fair value of the SARS. Compensation expense attributable to the SARS granted during the nine months ended September 30, 2008, was being recognized over the derived service period of 2.17 years, which was determined using a lattice model and was subject to any acceleration provisions being met.

As was previously discussed, on June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the SARS issued in January 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards of $1,475 during the three months ended June 30, 2008. Kforce recognized total compensation expense related to the SARS of $499 and $3,385 during the three and nine months ended September 30, 2008, respectively. Kforce recognized total compensation expense related to the SARS of $496 and $1,489 during the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, total unrecognized compensation expense related to the SARS was $76, which will be fully recognized during October 2008.

Performance Accelerated Restricted Stock

The following table presents the PARS activity under the Stock Incentive Plan during the nine months ended September 30, 2008:

SHARES
Outstanding as of December 31, 2007	299
Granted	575
Vested	(575)
Forfeited	(2)

Outstanding as of September 30, 2008	297

During January 2008, Kforce granted an aggregate of 575 PARS to certain executives, which had a 6-year vesting period. Vesting was to be accelerated if Kforce’s stock price were to exceed $13.41 for a period of 10 trading days or certain performance conditions were met that related to the disposition of a portion of the business at a sufficient gain, which was subject to Compensation Committee approval.

The valuation of the PARS was determined by its intrinsic value (as if the underlying shares were vested and issued on the grant date) and had a grant date fair value of $8.94. The fair value of these awards was being amortized over a weighted average derived service period of 4.2 years, which was determined using a lattice model and was subject to any acceleration provisions being met.

As was previously discussed, on June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the PARS issued in January 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards of $4,534 during the three months ended June 30, 2008. Kforce recognized total compensation expense related to the PARS of $264 and $5,946 during the three and nine months ended September 30, 2008, respectively. Kforce recognized total compensation expense related to the PARS of $258 and $702 during the three and nine months ended September 30, 2007, respectively.

During the nine months ended September 30, 2008, certain executives elected to satisfy minimum tax withholding obligations related to the vesting of the PARS by directing Kforce to withhold 104 of these shares. Kforce accounts for these shares as treasury stock until they have been formally retired and have been reflected as such in the accompanying unaudited condensed consolidated financial statements.

As of September 30, 2008, total unrecognized compensation expense related to the PARS was $2,195, which will be recognized over a weighted average remaining period of 2.10 years.

Restricted Stock

The following table presents the restricted stock activity under the Stock Incentive Plan during the nine months ended September 30, 2008:

SHARES
Outstanding as of December 31, 2007	80
Granted (1)	517
Vested	—
Forfeited	(19)

Outstanding as of September 30, 2008	578

(1)	The restricted stock granted during the nine months ended September 30, 2008 has the following vesting periods: (i) 323 have a 6-year vesting period and (ii) 194 vests 100% one year from the date of issuance.

The value of time-based restricted stock is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date. The weighted average grant date fair value of the restricted stock issued during the nine months ended September 30, 2008 was $8.30, which is being recognized over the requisite service period. During the three and nine months ended September 30, 2008, Kforce recognized compensation expense related to restricted stock of $527 and $1,389, respectively. Kforce recognized compensation expense related to restricted stock of $44 and $115 during the three and nine months ended September 30, 2007, respectively.

Total unrecognized compensation expense related to restricted stock awards that were unvested as of September 30, 2008 was $3,625, which will be recognized over a weighted average remaining period of 4.33 years.

Note F – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets from December 31, 2007 through September 30, 2008:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2007	$237,609	$12,276	$249,885
Goodwill allocated to dispositions (1)	(2,132)	—	(2,132)
Adjustment to PCCI Goodwill	(153)	—	(153)
Amortization of intangible assets	—	(2,985)	(2,985)

Balance as of September 30, 2008	$235,324	$9,291	$244,615

(1)	In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” Kforce allocated $1,866 to the carrying value of Scientific, which was sold on April 29, 2008, and $266 to the carrying value of per-diem Nursing, which was sold June 29, 2008, in determining the gain on disposal. This allocation was based on the relative fair values of the Scientific and per-diem Nursing businesses to the portion of the Health and Life Sciences reporting unit that has been retained. As a result, the goodwill associated with the Health and Life Sciences reporting unit was $10,397 as of September 30, 2008 as compared to $12,529 as of December 31, 2007.

As of September 30, 2008 and December 31, 2007, intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, employment agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $4,090 as of September 30, 2008 and December 31, 2007. All of the intangible assets represented less than 5% of total assets.

As of September 30, 2008 and December 31, 2007, accumulated amortization on intangible assets was $19,604 and $16,619, respectively. The estimated remaining amortization expense is $623 for 2008, $1,436 for 2009, $981 for 2010, $488 for 2011 and $384 for 2012.

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

As was previously discussed, the financial results of Scientific and Nursing, which have historically been included in our HLS segment, have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As a result, the following table excludes the results of our Scientific and Nursing businesses. See Note B for the results of discontinued operations.

Historically, and for the nine months ended September 30, 2008, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended September 30:
2008
Net service revenues:
Flexible billings	$125,019	$42,604	$49,280	$18,528	$235,431
Search fees	6,184	8,578	725	—	15,487

Total revenue	$131,203	$51,182	$50,005	$18,528	$250,918

Gross profit	$40,426	$23,075	$15,841	$7,225	$86,567
2007
Net service revenues:
Flexible billings	$124,373	$45,082	$41,363	$15,824	$226,642
Search fees	7,967	10,946	915	—	19,828

Total revenue	$132,340	$56,028	$42,278	$15,824	$246,470

Gross profit	$44,469	$26,353	$14,322	$6,194	$91,338

Nine Months Ended September 30:
2008
Net service revenues:
Flexible billings	$369,634	$134,846	$142,844	$55,528	$702,852
Search fees	21,452	29,985	1,774	—	53,211

Total revenue	$391,086	$164,831	$144,618	$55,528	$756,063

Gross profit	$122,078	$74,887	$46,212	$20,769	$263,946
2007
Net service revenues:
Flexible billings	$364,069	$143,661	$114,689	$45,313	$667,732
Search fees	23,055	33,072	1,967	—	58,094

Total revenue	$387,124	$176,733	$116,656	$45,313	$725,826

Gross profit	$127,712	$80,741	$37,213	$17,848	$263,514

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this report on Form 10-Q.

On April 29, 2008 and June 29, 2008, respectively, Kforce sold its Scientific and per-diem Nursing businesses. See Note B of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2008 and 2007, include activity relating to the Scientific and Nursing businesses as discontinued operations. For comparison purposes, prior period financial information was recast. Except as specifically noted, our discussions below exclude any activity related to the Scientific and Nursing businesses, which are addressed separately in the discussion of income from discontinued operations, net of income taxes.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three and nine months ended September 30, 2008.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of continuing operations for each of the three and nine months ended September 30, 2008 and 2007, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases, and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important highlights as of September 30, 2008 and during the three and nine months ended September 30, 2008, which should be considered in the context of the additional discussions in this quarterly report and in conjunction with its condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the nine months ended September 30, 2008 increased 4.2% to $756.1 million from $725.8 million in the comparable period in 2007.

•	Search revenue for the nine months ended September 30, 2008 decreased 8.4% to $53.2 million from $58.1 million in the comparable period in 2007.

•

Gross profit margin decreased 140 basis points for the nine months ended September 30, 2008 to 34.9% from 36.3% in the comparable period in 2007, primarily resulting from a decline in Search fees as well as a contraction in the spread between Flex bill rates and pay rates.

•

Selling, general and administrative expenses as a percentage of revenue were 29.2% and 28.0% for the nine months ended September 30, 2008 and 2007, respectively, which was primarily due to increases in stock-based compensation, compensation and other employee benefits, and bad debt expense.

•

During the three months ended June 30, 2008, Kforce disposed of its Scientific business for $10.5 million and received an additional $1.5 million during the three months ended September 30, 2008, representing the maximum earnout. In addition, Kforce disposed of its per-diem Nursing business during the three months ended June 30, 2008 for $1.5 million. Kforce management believes that the disposition of Scientific and per-diem Nursing, which was based on management’s review of our core businesses, will allow the Firm to focus on the growth opportunities that are believed to exist in our continuing core businesses.

•

During the nine months ended September 30, 2008, Kforce repurchased 3.2 million of its shares at a total cost of $28.0 million, which includes shares repurchased in the open market and those that Kforce withheld upon the vesting of restricted stock awards and the exercise of stock options to satisfy minimum tax withholding requirements. Our Board of Directors increased the share repurchase authorization by $50.0 million in February 2008. The remainder at September 30, 2008 is $36.8 million.

•	Total outstanding borrowings under the Credit Facility as of September 30, 2008 were $12.0 million compared to $50.3 million as of December 31, 2007.
•	Cash provided by operating activities was $64.9 million for the nine months ended September 30, 2008, which represents an increase of $23.1 million, or 55.4%, over the comparable period in 2007.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes are relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 27, 2008 for a more detailed discussion of our critical accounting estimates. The only significant change to our critical accounting estimates during the first nine months of 2008 relates to our adoption of SFAS 157 on January 1, 2008, which is discussed in Note A to the Unaudited Condensed Consolidated Financial Statements.

NEW ACCOUNTING STANDARDS

See the “New Accounting Standards” section within Note A, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS

Net service revenues for the three and nine months ended September 30, 2008 were $250.9 million and $756.1 million, respectively, which represent increases over the comparable periods in 2007 of 1.8% and 4.2%, respectively. This growth was fueled primarily by strong Flex revenue performance from our Tech, HLS and GS segments, which all experienced increases in Flex revenues versus the comparable three and nine month periods in 2007. Management believes that the HLS and GS segments will have more stable growth in net service revenues during variable economic cycles, due to the nature of their operations. For the GS segment, this is a result of the growth of the Federal agencies that are customers of Kforce, such as the Department of Defense and the Department of Homeland Security, which has been spurred by an increase in the use of outsourced labor by many of these governmental agencies in order to replace employees who are reaching the age of retirement. We do not currently anticipate any significant adverse impacts to our GS segment as a result of a potential Administration change resulting from the upcoming election due to the areas of the government that our GS segment participates; however, we may experience delays in the timing of project awards. Net service revenues for our GS segment for the three and nine months ended September 30, 2008 were $18.5 million and $55.5 million, respectively, which represents an increase of 17.1% and 22.5%, respectively, over the comparable periods in 2007.

As we have progressed through 2008, there have been growing concerns about the U.S. macro-economic environment including the significant turmoil in the credit and financial markets, declining GDP growth, an increase in the unemployment rate for individuals with college degrees, and increasing jobless claims; as well as several significant sudden business failures. Coinciding with these events, Kforce experienced (i) significant reductions in Search revenue for the three and nine months ended September 30, 2008 over the comparable period in 2007 and (ii) declines in the Flex gross profit percentages within many of our segments. As a result, our gross profit percentage decreased 260 and 140 basis points in the three and nine months ended September 30, 2008 as compared to the comparable periods in 2007. Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. In addition, we believe that Flex demand generally increases before demand for Search activity increases.

The economic uncertainties in which we currently operate make it challenging for Kforce to predict the near-term future. A U.S. recession, if one should occur, would likely have a significant adverse impact on our clients and our business. We believe, however, that initiatives undertaken during the last several years, such as restructuring both our back office and field operations, and upgrading our corporate systems and technology, have increased our operating efficiencies, and also enable us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations and comprehensive income for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Service Revenues by Segment:
Tech	52.3%	53.7%	51.7%	53.3%
FA	20.4	22.7	21.8	24.4
HLS	19.9	17.2	19.1	16.1
GS	7.4	6.4	7.4	6.2

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	93.8%	92.0%	93.0%	92.0%
Search	6.2	8.0	7.0	8.0

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	34.5%	37.1%	34.9%	36.3%
Selling, general and administrative expenses	28.5%	28.2%	29.2%	28.0%
Depreciation and amortization	1.2%	1.6%	1.4%	1.5%
Income from continuing operations before income taxes	4.6%	6.9%	4.1%	6.3%
Income from continuing operations	2.8%	4.2%	2.5%	3.8%

The following table details net service revenues by service offering for each business segment and percentage changes over the prior period for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech
Flex	$125,019	0.5%	$124,373	$369,634	1.5%	$364,069
Search	6,184	(22.4)	7,967	21,452	(7.0)	23,055

Total Tech	$131,203	(0.9)%	$132,340	$391,086	1.0%	$387,124

FA
Flex	$42,604	(5.5)%	$45,082	$134,846	(6.1)%	$143,661
Search	8,578	(21.6)	10,946	29,985	(9.3)	33,072

Total FA	$51,182	(8.6)%	$56,028	$164,831	(6.7)%	$176,733

HLS
Flex	$49,280	19.1%	$41,363	$142,844	24.5%	$114,689
Search	725	(20.8)	915	1,774	(9.8)	1,967

Total HLS	$50,005	18.3%	$42,278	$144,618	24.0%	$116,656

GS
Flex	$18,528	17.1%	$15,824	$55,528	22.5%	$45,313
Search	—	—	—	—	—	—

Total GS	$18,528	17.1%	$15,824	$55,528	22.5%	$45,313

Total Flex	$235,431	3.9%	$226,642	$702,852	5.3%	$667,732
Total Search	15,487	(21.9)	19,828	53,211	(8.4)	58,094

Total Revenue	$250,918	1.8%	$246,470	$756,063	4.2%	$725,826

Flex Revenues. The primary drivers of Flex revenues are the number of hours, the bill rate per hour and, to a limited extent, the amount of expenses incurred by Kforce that are billable to the client.

Kforce experienced growth during the three and nine months ended September 30, 2008 in Flex revenues in all business segments with the exception of FA, which decreased 5.5% and 6.1% versus the comparable periods in 2007, respectively. The decrease in Flex revenues for FA was primarily due to the following items: (i) the conclusion of project-specific business with a few significant customers that had both high volume and high bill rates and (ii) a decline in mortgage-related client needs due to the decline in the mortgage lending market.

The increase in the Firm’s average bill rate per hour for the three and nine months ended September 30, 2008 of 2.3% and 4.5%, respectively, over the comparable periods in 2007 is primarily a result of a decline in Flex revenue in our FA segment, which generally has a lower average bill rate per hour than our other segments, and an increase in Flex revenue in our other segments.

The following table details total Flex hours for each business segment and percentage changes over the prior period for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in 000’s)	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	1,926	3.4%	1,863	5,686	3.7%	5,485
FA	1,181	(5.6)	1,251	3,713	(7.8)	4,026
HLS	553	3.6	534	1,625	5.0	1,548
GS	202	19.5	169	598	18.2	506

Total hours	3,862	1.2%	3,817	11,622	0.5%	11,565

The changes in billable expenses, which are included as a component of net services revenues, for each business segment are primarily attributable to increases or decreases in the extent and nature of project work.

The following table details total billable expenses for each business segment and percentage changes over the prior period for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	$679	3.7%	$655	$1,853	(29.7)%	$2,637
FA	65	97.0	33	282	19.5	236
HLS	5,525	18.9	4,647	15,976	24.6	12,823
GS	71	(22.0)	91	213	(24.7)	283

Total billable expenses	$6,340	16.8%	$5,426	$18,324	14.7%	$15,979

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements as well as the average fee earned on each placement. Our GS segment does not make permanent placements.

The following table details total placements for each business segment and percentage changes over the prior period for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	407	(17.3)%	492	1,352	(5.7)%	1,433
FA	675	(16.8)	811	2,301	(7.0)	2,475
HLS	38	(29.6)	54	108	(3.6)	112

Total placements	1,120	(17.5)%	1,357	3,761	(6.4)%	4,020

The following table details the average fee per placement for each business segment and percentage changes over the prior period for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	$15,179	(6.2)%	$16,184	$15,869	(1.3)%	$16,084
FA	12,712	(5.8)	13,501	13,030	(2.5)	13,362
HLS	19,077	12.5	16,953	16,411	(6.6)	17,566

Total average placement fee	$13,825	(5.4)%	$14,612	$14,148	(2.1)%	$14,449

The decrease in the total average placement fee for the three and nine months ended September 30, 2008 of 5.4% and 2.1%, respectively, is primarily due to conversions representing a larger percentage of total placements due to the significant declines in Search activity. Conversions, which are not material to overall Search fees, occur when consultants are initially assigned to a client on a Flex basis and are later converted to a permanent placement, for which we receive a Search fee that is typically lower than a typical permanent placement.

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

The following table presents, for each business segment, the gross profit percentage and percentage changes over the prior period for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	30.8%	(8.3)%	33.6%	31.2%	(5.5)%	33.0%
FA	45.1	(4.0)	47.0	45.4	(0.7)	45.7
HLS	31.7	(6.5)	33.9	32.0	0.3	31.9
GS	39.0	(0.3)	39.1	37.4	(5.1)	39.4

Total gross profit percentage	34.5%	(7.0)%	37.1%	34.9%	(3.9)%	36.3%

Changes in the amount of Search fees as a percent of total revenue can significantly impact total gross profit percentage because Search revenue contributes 100% to gross profit, as was described previously. Given this dynamic, Kforce monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the insight necessary into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate (“Flex Rate”).

The decrease in Search gross profit for the three months ended September 30, 2008, compared to the same period in 2007, of $4.3 million was comprised of a $3.3 million decrease in volume and a $1.0 million decrease in rate. The decrease in Search gross profit for the nine months ended September 30, 2008, compared to the same period in 2007, of $4.9 million was comprised of a $3.7 million decrease in volume and a $1.2 million decrease in rate.

The following table presents, for each business segment, the Flex gross profit percentage and percentage changes over the prior period for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Tech	27.4%	(6.5)%	29.3%	27.2%	(5.2)%	28.7%
FA	34.0	(0.6)	34.2	33.3	0.3	33.2
HLS	30.7	(5.2)	32.4	31.1	1.3	30.7
GS	39.0	(0.3)	39.1	37.4	(5.1)	39.4

Total Flex gross profit percentage	30.2%	(4.4)%	31.6%	30.0%	(2.6)%	30.8%

The decrease in Flex gross profit for the three months ended September 30, 2008, as compared to the same period in 2007, of $0.4 million was comprised of a $1.2 million decrease in Flex Rate and a $0.8 million increase in volume. The increase in Flex gross profit for the nine months ended September 30, 2008, as compared to the same period in 2007, of $5.3 million was comprised of a $4.2 million increase in Flex Rate and a $1.1 million increase in volume. The increase in Flex gross profit dollars and the decrease in Flex gross profit percentage is primarily related to a shift in Flex hours to clients with higher volume and lower gross margins and an increase in use of independent contractors, particularly in Tech and GS.

Selling, General and Administrative Expenses (“SG&A”). For the three and nine months ended September 30, 2008, total compensation, commissions, payroll taxes, and benefit costs as a percentage of total SG&A represented 78.2% and 81.2%, respectively, as compared to 84.6% and 82.8% in the comparable three and nine month periods in 2007, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity. Therefore, as gross profit levels increase or decrease, compensation levels would also generally be anticipated to increase or decrease but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer expenses and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and nine months ended September 30:

(in $000’s)	2008	% of Revenue	2007	% of Revenue
Three Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$55,977	22.3%	$58,808	23.9%
Other	15,636	6.2	10,697	4.3

Total SG&A	$71,613	28.5%	$69,505	28.2%

Nine Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$179,143	23.7%	$168,505	23.2%
Other	41,548	5.5	34,916	4.8

Total SG&A	$220,691	29.2%	$203,421	28.0%

SG&A expenses as a percentage of net service revenues increased 0.3% for the three months ended September 30, 2008 as compared to the comparable period in 2007. This was primarily attributable to an increase in bad debt expense as a percentage of revenue that was partially offset by a decrease in the level of commissions as a percentage of revenue, which was primarily attributable to: (i) a decline in the percentage contribution of Search fees, which generally has a higher commission rate, to total gross profit, (ii) productivity being driven by a favorable shift in associate tenure, and (iii) an overall reduction in headcount.

SG&A expenses as a percentage of net service revenues increased 1.2% for the nine months ended September 30, 2008 as compared to the comparable period in 2007. This was primarily attributable to an increase in: (i) compensation and benefits and (ii) bad debt expense. These increases were partially offset by a decrease in the level of commissions as a percentage of revenue, which was primarily attributable to: (i) a decline in the percentage contribution of search fees to total gross profit, (ii) productivity being driven by a favorable shift in associate tenure, and (iii) an overall reduction in headcount.

The increase in bad debt expense as a percentage of net service revenues for the three and nine months ended September 30, 2008 is primarily attributable to an increase in: (i) accounts receivable write-offs and (ii) the level of our allowance for doubtful accounts and fallouts reserve as of September 30, 2008. Management considered significant recent developments such as the rise in sudden business failures resulting primarily from the turmoil in the financial and credit markets, growing concerns of a U.S. recession as well as Kforce’s exposure to customers in high-risk sectors such as the financial services industry in determining the allowance for doubtful accounts and fallouts reserve as of September 30, 2008.

The increase in compensation and benefits expense as a percentage of net service revenues for the nine months ended September 30, 2008 is primarily a result of increased expenses driven by: (i) stock-based compensation expense, (ii) the implementation of additional incentive and pension plans, and (iii) the cost of providing health insurance benefits to our employees. These increased expenses were partially offset by a reduction in overall incentive compensation, which reflects Kforce’s current operating environment. Kforce accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. Stock-based compensation expense includes options, stock appreciation rights (“SARS”), performance accelerated restricted stock (“PARS”), restricted stock, and alternative long-term incentive awards. Compensation expense for the nine months ended September 30, 2008 increased $7.6 million to $11.0 million as compared to $3.4 million in the comparable period in 2007, or 1.0% of net service revenues. The increase in stock-based compensation expense was primarily attributable to the acceleration of the vesting of certain equity awards during the three months ended June 30, 2008, as was more fully discussed in Note E, Stock Incentive Plans, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements.

Pension expense attributable to the Supplemental Executive Retirement Plan (“SERP”) and Supplemental Executive Retirement Health Plan (“SERHP”) during the nine months ended September 30, 2008 and 2007 was $2.1 million and $1.5 million, respectively, which represents an increase of 0.1% of net service revenues.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category, for each of the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	Increase (Decrease)	2007	2008	Increase (Decrease)	2007
Fixed asset depreciation	$789	34.6%	$586	$2,006	14.5%	$1,752
Capital lease asset depreciation	603	(19.0)	744	2,090	(4.5)	2,188
Capitalized software amortization	1,006	(5.1)	1,060	3,569	50.4	2,373
Intangible asset amortization	630	(55.4)	1,413	2,985	(31.7)	4,372
Other amortization	—	(100.0)	39	—	(100.0)	115

Total depreciation and amortization	$3,028	(21.2)%	$3,842	$10,650	1.4%	$10,800

The $1.2 million increase in capitalized software amortization for the nine months ended September 30, 2008 over the comparable period in 2007 is primarily related to the amortization of the new back office computer system software, which commenced in August 2007.

The $0.8 million and $1.4 million decrease in intangible asset amortization for the three and nine months ended September 30, 2008 is primarily related to (i) a decrease in identifiable intangible assets of $6.5 million during the fourth quarter of 2007, which resulted from the finalization of the Bradson valuation, and (ii) certain identifiable intangible assets being fully amortized during 2008.

Other Expense, Net. Other expense, net was $0.4 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively, and was $1.8 million and $3.4 million for the nine months ended September 30, 2008 and 2007. Other expense, net consists primarily of interest expense related to outstanding borrowings under our Credit Facility. The decrease of $0.5 and $1.6 million, respectively, was primarily due to continued reductions in outstanding borrowings under our Credit Facility.

Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) for the three months ended September 30, 2008 and 2007 was 39.3% and 39.5%, respectively, and was 39.3% and 39.5% for the nine months ended September 30, 2008 and 2007, respectively.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations include the consolidated income and expense of Kforce’s Scientific and Nursing businesses. During the nine months ended June 30, 2008, Kforce completed the sale of its Scientific and per-diem Nursing businesses resulting in a pre-tax gain of $7.3 million as of September 30, 2008. Included in the determination of the pre-tax gain is $2.1 million of goodwill that was allocated to the carrying value of these businesses upon disposition, and transaction expenses which primarily include commissions, legal fees and transaction bonuses totaling $1.4 million. In addition, during the three months ended September 30, 2008, Kforce received $1.5 million from the Scientific Buyer representing the maximum earnout, which has also been reflected in the pre-tax gain. Kforce does not currently anticipate incurring any significant costs related to these discontinued operations in future periods.

Income tax expense as a percentage of income from discontinued operations, before income taxes, was 39.3% and 39.5% for the three months ended September 30, 2008 and 2007, respectively, and was 40.1% and 39.5% for the nine months ended September 30, 2008 and 2007, respectively. The increase in the effective income tax rate of discontinued operations for the nine months ended September 30, 2008 is primarily related to the non-deductibility of a portion of the goodwill that was allocated to the carrying value of the per-diem Nursing business upon its disposition.

LIQUIDITY AND CAPITAL RESOURCES

Kforce uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, certain financial ratios and long-term debt to equity. To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. Kforce had $73.0 million and $95.3 million in working capital as of September 30, 2008 and December 31, 2007, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 1.9 and 2.1 as of September 30, 2008 and December 31, 2007, respectively. As a result of the significant reduction in Kforce’s long-term debt driven primarily by strong cash flows from operations during the nine months ended September 30, 2008, our percentage of long-term debt (defined as borrowings under our Credit Facility) to equity declined to 3.7% as of September 30, 2008 from 16.1% as of December 31, 2007.

Please see the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities, (ii) investing in our Firm’s infrastructure to allow sustainable growth via capital expenditures, (iii) making strategic acquisitions, (iv) reducing the outstanding balance of our Credit Facility, and (v) repurchases of our common stock.

The following table presents a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Cash provided by (used in):
Operating activities	$64,891	$41,767
Investing activities	1,312	(12,096)
Financing activities	(66,365)	(30,208)

Net decrease in cash and cash equivalents	$(162)	$(537)

Discontinued Operations

As was previously discussed, Kforce sold its Scientific and its per-diem Nursing businesses on April 29, 2008 and June 29, 2008, respectively. The accompanying unaudited condensed consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the nine months ended September 30, 2007, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, stock-based compensation and the gain on sale of discontinued operations. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007.

Investing Activities

Capital expenditures for the nine months ended September 30, 2008 were $7.0 million compared to $9.7 million in the comparable period in 2007, which excludes equipment acquired under capital leases. During our fiscal year ended December 31, 2007, we made significant investments in our infrastructure to support the growth in our business, which included additional back office system software modules. We believe these investments will enhance the efficiency and productivity of our sales and delivery activities; such as our order, time entry, billing and cash receipt processes as well as improve customer service. As expected by management, capital expenditures have moderated following what we believe was a peak in 2007; however, Kforce expects to continue to make selective investments in our infrastructure.

Cash proceeds from the disposition of our Scientific and per-diem Nursing businesses were $12.0 million for the nine months ended September 30, 2008. We continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities

For the nine months ended September 30, 2008, we used our available capital resources, including the proceeds received on the sale of our Scientific and per-diem Nursing businesses, to retire outstanding borrowings under our Credit Facility and to repurchase shares of our common stock. During the nine months ended September 30, 2008, we repurchased 3.2 million shares of our common stock at a total cost of $28.0 million, which includes $1.2 million attributable to repurchases to cover minimum tax withholding requirements on the vesting of restricted stock awards and stock option exercises.

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

As of September 30, 2008, $12.0 million was outstanding and $90.5 million was available under the Credit Facility. As of October 28, 2008, $0.6 million was outstanding and $107.0 million was available under the Credit Facility. Kforce is not currently aware of any inability of our bank group participants to provide access to the full commitment of funds that exist under our Credit Facility, if necessary. However, due to recent economic conditions and the deteriorating business climate facing financial institutions, there can be no assurance that such facility will be available to Kforce, even though it is a binding commitment.

Off-Balance Sheet Arrangements

Kforce does not have any material off-balance sheet arrangements that have had, or are expected to have, an effect on our consolidated financial statements.

Stock Repurchases

During February 2008, our Board of Directors increased its authorization for repurchases of common stock by $50 million to bring the total to $64.8 million when combined with the $14.8 million that was available under the current Board authorization as of December 31, 2007.

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

On October 1, 2008, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which is effective from October 1, 2008 through October 30, 2008. Pursuant to this plan, Kforce has repurchased 0.6 million shares at a total cost of $5.0 million as of October 28, 2008.

These corporate stock repurchase plans are subject to certain price, market, volume and timing constraints, which are specified in the respective plans. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional detail regarding our stock repurchases activity during the three months ended September 30, 2008.

Ability to Meet our Capital Expenditures, Working Capital Requirements and Other Operating Requirements

We believe that existing cash and cash equivalents, cash flow from operations, and borrowings under the Credit Facility will be adequate to meet the capital expenditure and the working capital requirements of current operations for at least the next twelve months. However, deterioration in the business environment and market conditions could negatively impact operating results and liquidity. There is no assurance that, if operations were to deteriorate and additional financing were to become necessary, we will be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. There is also no assurance that if conditions deteriorate that our Credit Facility will be available. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties.

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

As of September 30, 2008, we had approximately $12.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 3.71% at September 30, 2008. A hypothetical 10% increase in interest rates in effect at September 30, 2008 would have a nominal effect on annual interest expense based upon borrowings outstanding at September 30, 2008. However, our interest rate risk is highly dependent upon borrowings outstanding as well as fluctuations in the LIBOR and Prime rates of interest.

We do not believe that we have a material exposure to fluctuations in foreign currencies as our international operations comprise approximately 1% of net service revenues. We will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Set forth below are the material changes and updates from, and should be read in conjunction with, the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2007, which was filed with the SEC on February 27, 2008.

The rate of growth of gross domestic product in the U.S. has declined in the last few quarters indicating that the U.S. economy could be in or nearing a recession.

Sustained downturns or sluggishness in the U.S. economy generally affect the markets in which we operate. In mid-2001, an overall global economic downturn resulted in a significant decline in demand for our services (as well as the overall staffing industry’s). While the economic uncertainties in which we operate make it challenging for Kforce to predict the near-term future of our operations, a U.S. recession, if one should occur, would likely have a significant adverse impact on our clients and our business.

We face certain risks in collecting our trade accounts receivable.

We generate a significant amount of trade accounts receivable sales from our customers. Delays or defaults in payments owed to us could have a significant adverse impact on our financial condition and results of operations. Factors that could cause a delay or default include but are not limited to, business failures, turmoil in the financial and credit markets, sluggish or recessionary U.S. economic conditions, our exposure to customers in high-risk sectors such as the financial services industry and declines in the credit worthiness of our customers. See Note A – “Summary of Significant Accounting Policies” to the Unaudited Condensed Consolidated Financial Statements for further details.

Inflation may adversely affect our business operations in the future.

Given the current macroeconomic environment, it is possible that the U.S. government may attempt in the near future to provide a monetary stimulus, a fiscal stimulus, or both, to the U.S. economy. Such actions may lead to inflationary conditions in our cost base, particularly resulting in an increase in the commissions and compensation and benefits components of our SG&A expenses. This may harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity and our ability to obtain financing, and may also cause a decrease in demand for our services.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of our Credit Facility. Also, if we attempt to obtain future financing in addition to our Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing. In addition, the credit market turmoil has negatively impacted certain of our customers which could lead to a decrease in demand for our services.

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

On October 1, 2008, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, which is effective from October 1, 2008 through October 30, 2008. Pursuant to this plan, Kforce has repurchased 0.6 million shares at a total cost of $5.0 million as of October 28, 2008.

The following table presents the repurchases made by Kforce during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	558,999	$8.28	558,999	$39,305,685
August 1, 2008 to August 31, 2008	2,789	10.96	2,789	39,275,121
September 1, 2008 to September 30, 2008	236,041	10.59	236,041	36,774,653

Total	797,829	$8.97	797,829	$36,774,653

(1)	The number of shares reported above as purchased includes 103,604, 2,789 and 27,736 shares repurchased in the months of July, August and September, respectively, to satisfy the statutory minimum tax withholding requirement for certain executives pertaining to the vesting of the performance accelerated restricted stock and exercise of stock options. All other shares purchased by Kforce were open-market purchases of common stock. All of these repurchases were made pursuant to Kforce’s corporate stock repurchase plan and have been classified as such in the table above.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Effective October 29, 2008, Kforce’s Board of Directors declared a dividend distribution of one common stock purchase right (a “Right”) for every outstanding share of common stock, par value $.01 per share (the “Common Stock”), of Kforce to shareholders of record at the close of business on October 29, 2008 (the “Record Date”). Each Right entitles the registered holder to purchase from Kforce one share of Common Stock at a price of $125.00 per share (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the “Rights Agreement”) between Kforce and Computershare Trust Company, N.A., as Rights Agent. The Rights Agreement is intended to be a new rights agreement that effectively extends protections similar (with certain modifications) to those provided by Kforce’s previous Rights Agreement dated as of October 28, 1998, as amended on October 24, 2000 (the “1998 Agreement”), upon expiration of the 1998 Agreement at the close of business on October 28, 2008.

Initially, the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificates, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and will be distributed to the holders thereof on the “Distribution Date,” which shall be the first to occur of the following: (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock, other than pursuant to a Permitted Offer, (the “Stock Acquisition Date”) or (ii) 10 business days (or such later date as the Board of Directors may determine) following the commencement of a tender offer or exchange offer (other than a Permitted Offer) that would result in the beneficial ownership by a person or group of 15% or more of such outstanding shares of Common Stock. A “Permitted Offer” means a tender or exchange offer which is for all outstanding Common Stock at a price and on terms determined, before the purchase of shares under such tender or exchange offer, by at least a majority of the members of the Board of Directors, who are not representatives, nominees, affiliates, or associates of an Acquiring Person or the person making such tender offer or exchange offer, to be fair and otherwise in the best interests of Kforce and its shareholders (other than the person or any affiliate or associate of the person on whose behalf the offer is being made).

Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates issued after October 29, 2008 will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 28, 2018, unless earlier redeemed, terminated or exchanged by Kforce as described below (the earliest of all such dates, the “Expiration Date”).

As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will represent the Rights. Except as otherwise determined by the Board of Directors, Common Stock issued before the earlier of the Distribution Date and the Expiration Date will be issued with Rights. In addition, Common Stock issued after the Distribution Date upon the exercise of employee stock options, issuances under other employee stock benefit plans or the conversion of convertible securities issued before the Distribution Date will be issued with Rights.

If any person (other than an Exempt Person) acquires beneficial ownership of 15% or more of the then outstanding shares of Common Stock (except pursuant to a Permitted Offer), each holder of a Right will thereafter have the right to receive, upon exercise thereof, the number of shares of Common Stock (or, in certain circumstances, cash, property, or other securities of Kforce or a reduction in the purchase price) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, following the occurrence of the event described above, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be void. The Rights, however, are not exercisable following the occurrence of the event set forth above until such time as the Rights are no longer redeemable by Kforce as set forth below. “Exempt Person” means Kforce, any subsidiary of Kforce, any employee benefit plan of Kforce or of any subsidiary of Kforce or any person or entity organized, appointed, or established by Kforce for or pursuant to the terms of any such plan, and David L. Dunkel, any spouse or lineal descendent of David L. Dunkel or any trust for the benefit of any such persons. The event set forth in this paragraph is referred to as a “Section 11(a)(ii) Event.”

For example, at an exercise price of $125, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase $250 worth of Common Stock (or other consideration, as noted above) for $125. Assuming that the Common Stock had a per share market value of $50 at such time, the holder of each valid Right would be entitled to purchase 5 shares of Common Stock for $125.

If at any time following the Stock Acquisition Date, other than pursuant to a Permitted Offer, (i) Kforce is acquired in a merger or other business combination transaction in which Kforce is not the surviving corporation, or (ii) more than 50% of Kforce’s assets or earning power is sold or transferred, each holder of a Right (except Rights that previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. If the Rights cannot be exercised for common stock of the acquiring company as set forth above, Right holders will be entitled to put the Rights to the acquiring company for cash equal to the exercise price of the Rights. The events set forth in this paragraph are referred to as “Section 13 Events,” and the Section 11(a)(ii) Event and the Section 13 Events are collectively referred to as the “Triggering Events.”

At any time after any person becomes an Acquiring Person and prior to the acquisition by such person of 50% or more of the outstanding shares of Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group that will have become void), in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment).

The Purchase Price payable, and the number of shares of Common Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, split, combination, consolidation or reclassification of, the Common Stock, (ii) if holders of the Common Stock are granted certain rights, options or warrants to subscribe for or purchase Common Stock or convertible securities at less than the Current Market Price of the Common Stock, or (iii) upon the distribution to holders of the Common Stock of evidences of indebtedness or assets (excluding regular cash dividends) or of subscription rights or warrants (other than those referred to above).

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments amount to at least one percent of the Purchase Price. No fractional share of Common Stock will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Common Stock on the last trading date prior to the date of exercise.

At any time before the earlier of: (i) the close of business on the tenth day following the Stock Acquisition Date or (ii) October 28, 2018, Kforce may redeem the Rights in whole, but not in part, at a price of $0.0001 per Right, payable in cash, or shares of Common Stock or other consideration deemed appropriate by the Board of Directors. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.0001 redemption price.

If the shareholders of Kforce have not ratified the adoption of the Rights Agreement by a vote of the majority of the outstanding capital stock of Kforce represented in person or by proxy at a meeting for which a quorum existed, on or before October 28, 2009, then the Rights Agreement shall automatically terminate at the close of business on such date.

Until a Right is exercised, the holder of the Right, as such, will have no rights as a shareholder of Kforce, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will, generally, not be taxable to shareholders or to Kforce, shareholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of Kforce or for common stock of the acquiring company as set forth above.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire Kforce on terms not approved by Kforce’s Board of Directors. The Rights should not interfere with any merger or other business combination approved by at least a majority of the Board of Directors because the Board of Directors may, at its option, either (1) at any time before the close of business on the tenth day following the Stock Acquisition Date, redeem the then outstanding Rights at the redemption price, or (2) declare the transaction to be a Permitted Offer, in which event the Rights would not become exercisable.

Any of the provisions of the Rights Agreement, including the definition of Acquiring Person or the Purchase Price, may be amended by the Board of Directors before the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board of Directors in order to cure any ambiguity, to make changes that do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Rights Agreement; however, no amendment to adjust the time period governing redemption shall be made at such time as the Rights are not redeemable.

A copy of the Rights Agreement is included as Exhibit 4.1 hereto. A copy of the Rights Agreement is available free of charge from Kforce. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

4.1	Rights Agreement, dated as of October 29, 2008, between Kforce Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Rights Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

By:	/s/ Joseph J. Liberatore
Joseph J. Liberatore
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date:	October 29, 2008

By:	/s/ Sara R. Nichols
Sara R. Nichols
Vice President, Chief Accounting Officer
(Principal Accounting Officer)
Date:	October 29, 2008