Form 10-K
period 2008-12-31
KFORCE  INC
filed 2009-03-11
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was approximately $203,069,171. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 6, 2009, was 38,203,442.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders to be held June 16, 2009 (“Proxy Statement”)	Part III

KFORCE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This report, particularly Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such Acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Company Overview

We are a national provider of professional and technical specialty staffing services and solutions and operate through our corporate headquarters in Tampa, Florida as well as our 63 field offices, which cover 41 markets throughout the United States, and two offices in Manila, Philippines. Kforce is a Florida corporation and was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Kforce completed its Initial Public Offering in August 1995. We provide our clients staffing services and solutions through four business segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). The HLS segment includes our Clinical Research and Healthcare specialties. While substantial portions of the sales and delivery functions of our HLS segment are located at our corporate headquarters, substantially all of the staffing services for Tech and FA are sold and delivered through our various field offices. Substantially all GS services are supplied to the federal government, which we serve either as a prime contractor or subcontractor through field offices located in the Washington D.C. and San Antonio, Texas areas. Kforce Global Solutions, Inc., one of our subsidiaries, provides outsourcing solutions internationally through two offices located in Manila. Our international operations comprised approximately 1% of net service revenues for the three years ended December 31, 2008.

In addition to the traditional “back office” support services such as payroll, billing, accounting, legal, treasury and tax, which are highly centralized, our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, training, marketing, and national sales initiatives.

Kforce is focused on providing “staffing solutions” services to our clients, which services include flexible staffing (“Flex”) and search (“Search”).

Flex

We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that the consultants have the appropriate skills and experience and they are “the right match” for our clients. In order to be successful in this staffing service, our employees (“associates”) endeavor to: (1) understand and acknowledge the clients’ needs; (2) determine and understand the capabilities of the consultants being recruited; and (3) deliver and manage the client-consultant relationship to the satisfaction of both our clients and our consultants. Proper execution by our associates and our consultants directly impacts the longevity of the assignments as well as increases the likelihood of being able to generate repeat business with our clients.

According to data published by the U.S. Bureau of Labor Statistics (“BLS”), professional temporary staffing has increased as a percentage of total U.S. non-farm payrolls from approximately 0.30% in 1990 to 0.75% in 2008. We believe this trend will continue to increase in the future as employers seek a greater variable payroll cost structure, especially in a time of economic uncertainty. According to a recent report by Staffing Industry Analysts (“SIA”), employers using employees on a temporary basis obtain approximately 78.0% of these employees from temporary staffing firms, and we believe that this will continue to drive demand for our Flex business.

The Flex business comprised 93.4% of our revenues for the year ended December 31, 2008 and is driven by the number of total hours billed and billing rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”), along with administrative and corporate compensation. The Flex business model involves attempting to maximize consultant hours and billing rates, while optimizing consultant pay rates and benefit costs, as well as compensation and benefits for our core associates. Flex revenues also include solutions provided through our GS segment. This revenue involves providing longer term contract services to the customer primarily on a time and materials basis.

Search

The Search business is a smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical structure for search fees is based upon a percentage of the placed individual’s annual compensation in their first year of employment, which is known at the time of placement. We recruit permanent employees from our Flex consultant population, from the job boards, our associates’ networks and from passive candidates we identify who are currently employed and not actively seeking another position. Also, there are occasions where consultants are initially assigned to a client on a Flex basis and later are converted to a permanent placement, for which we also receive a Search fee (referred to as “conversion revenue”). Kforce targets clients and recruits for both Flex and Search services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the resulting fees billed and are recognized net of an allowance for “fallouts,” which occur when placements do not complete the applicable contingency period. Although the contingency period varies by contract, it is typically ninety days or less. This allowance for fallouts is estimated based upon historical experience with Search placements that did not complete the contingency period. There are no consultant payroll costs associated with Search placements and thus substantially all Search revenue increases gross profit by a like amount. Search associate commissions, compensation and benefits are included in SG&A.

In order to achieve greater stability in our revenue stream, Kforce management has deemphasized the contribution of Search revenues to total revenues over the last several years. Search revenues comprised 6.6% of total revenue in 2008 in contrast to in excess of 20% in 2000.

Industry Overview

We serve Fortune 1000 companies as well as the federal government, local and regional companies, and small to mid-sized companies. Our largest ten clients represented 19.5% of revenues for the year ended December 31, 2008. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. We believe Kforce is one of the ten largest publicly-traded specialty staffing firms in the United States. According to a recent report by SIA, 119 companies reported at least $100 million in U.S. staffing revenue in 2007. Total revenue for the companies covered by SIA’s report was $65.8 billion, with the largest staffing firm in terms of U.S. revenue holding a market share of approximately 8%. Competition in a particular market can come from many different companies, either large or small. We believe, however, that our geographic presence, diversified service offerings and disciplined focus on consistent sales and delivery, provide a competitive advantage, particularly with larger clients that have operations in multiple markets.

The specialty staffing industry is significantly impacted by the economic environment. Based upon past economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for substantial additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. We also believe that Flex demand generally increases before demand for permanent placements increases. In addition, we believe that each of the Tech, FA and HLS areas of functional focus will be among the higher growth categories in both the short and long-term. We also believe that temporary staffing will become a higher percentage of total U.S. non-farm payroll, particularly in the professional, technical and government areas, in the future.

According to an industry report, the United States temporary staffing industry generated estimated revenue of $89.4 billion in 2005, $94.8 billion in 2006 and $96.7 billion in 2007, with projected revenue of $93.9 billion in 2008 and $86.1 billion in 2009. Of course, no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

Over the last three years, Kforce management has executed on a strategy to enter and significantly expand its presence in the federal government contracting space. Kforce acquired RDI Systems, Inc. in 2008 and acquired PCCI Holdings, Inc. and Bradson Corporation in 2006, each of which had a significant presence and reputation serving the federal government contracting space. We believe that the results of operations in the GS segment will have more stable growth during variable economic cycles. This is a result of the growth of the federal agencies that are customers of Kforce such as the Department of Defense and the Department of Homeland Security, and the increasing use of outsourced labor by many of these governmental agencies, in part to replace those employees who are reaching the age of retirement.

We believe that the streamlining of our operations and centralizing certain support functions have positioned us well for the future. We cannot, however, provide any assurances that customer demand for our specialty staffing services will grow. In addition, Kforce has a number of competitors that are increasingly utilizing a lower-priced preferred-vendor staffing model. Also, many clients are seeking “offshore” solutions, which could negatively impact many of the Kforce business segments. Finally, the specialty staffing sector is constantly faced with increasing competition for skilled candidates. Each of these factors, among others, may impact the future growth and profitability of Kforce.

Business Strategy

The key elements of our business strategy include the following:

Focus on Value-Added Services. We focus on providing specialty staffing services and solutions to our clients, specifically in the areas of Tech, FA, HLS, and GS. The placement of highly skilled personnel requires operational and technical skill to effectively recruit and screen personnel, match them to client needs, and manage the resulting relationships. We believe our historical focus in these markets, combined with our staff’s operating expertise, provides us with a competitive advantage.

Build Long-Term, Consultative Relationships. We believe we have developed long-term relationships with our clients by providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to maximize their return on human assets. In addition, Kforce’s ability to offer flexible staffing services, coupled with its permanent placement capability, offers the client a broad spectrum of specialty staffing services. We believe this ability enables Kforce to emphasize consultative rather than just transactional client relationships.

Achieve Extensive Client Penetration. Our client development process focuses on contacts with client employees responsible for staffing decisions. Contacts are made within functional departments and at different organizational levels within the client. Our associates are trained to develop a thorough understanding of each client’s total staffing requirements.

Recruit High-Quality Consultants. We place great emphasis on recruiting qualified consultants. We believe we have a recruiting advantage over our competitors that lack the ability to offer candidates flexible and permanent opportunities. We frequently place candidates seeking permanent employment in flexible assignments until a permanent position becomes available, as well as convert temporary candidates into permanent employees of our client companies.

Encourage Employee Achievement. We promote a quality-focused, results-oriented culture. Our field associates and corporate personnel are given incentives (which include competitions with significant prizes, incentive trips and internal recognition, in addition to bonuses) to encourage the achievement of Kforce’s corporate goals.

Establish and Maintain our National Recruiting Center. We believe our National Recruiting Center (“NRC”) offers Kforce a competitive advantage. The NRC identifies and interviews active candidates from nationally contracted job boards as well as other sources. The NRC then forwards qualified candidates to Kforce field offices to be matched to available positions. The NRC primarily supports our Tech and FA segments; however, is also able to support our HLS segment.

Operations Overview

Kforce provides staffing services through the following operating segments:

Technology. The BLS lists computer and data processing services among the fastest-growing industries over the last decade. The shortage of technical expertise to operate, upgrade and maintain the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Tech services focus primarily on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, and e-business and networking technicians). While our Tech flex revenues increased throughout each of the three years ended December 31, 2008 and we believe that the long-term business catalysts of technology remain in place, there can be no assurance that this growth will continue, especially in the current economic climate.

Finance and Accounting. Our FA personnel provide both temporary staffing and search placement services to our clients in areas such as taxation, budget preparation and analysis, financial reporting, cost analysis, accounts payable, accounts receivable, professional administrative, credit and collections, general accounting, audit services and systems and controls analysis and documentation to support compliance work under Section 404 of the Sarbanes-Oxley Act of 2002. We believe we have a reputation for providing qualified finance and accounting professionals to commercial businesses. Historically, this business segment typically experiences its strongest demand in the months preceding and subsequent to the end of the calendar year as the result of increased demand for professionals to work on year-end financial closing and tax-related assignments.

Health and Life Sciences. Our HLS segment consists of skilled professionals and technical services in the clinical research and health care fields. Examples of positions in these categories are: clinical research associates for the pharmaceutical industry and health care information management professionals for hospitals. This segment is also characterized by consultant contracts and relationships that are longer-term in nature as compared to our Tech and FA segments.

Government Solutions. The federal government is one of the largest consumers of information technology spending approximately $68 billion in 2007. Our GS segment provides FA and Tech professionals to the federal government primarily as a prime contractor. We believe that our proven method for sourcing professional candidates for long-term staffing solutions assignments in combination with the prime contractor relationships, will allow us to pursue additional opportunities in the federal government sector. The BLS estimates that 50% of federal government employees and 70% of federal senior managers will become eligible to retire by 2010, which we believe represents a significant opportunity to Kforce. The recent acquisition of RDI Systems, Inc. was an important milestone for Kforce, as our GS segment now has annualized revenues in excess of $100 million; which, when combined with RDI Systems’ past performance credentials, provides this segment with access to more significant government contracts. Management believes that this will assist in our ability to sustain growth in the future.

Kforce organizes and manages its FA and Tech business units along regional market lines: Atlantic, North and Western markets. Kforce believes this operational alignment supports a more customer-centric organization, leverages our best leaders, leverages client relationships across functional offerings, and streamlines the organization by placing senior management closer to the customer as well as achieving greater cost-efficiency. The HLS and GS segments are organized and managed by specialty because of the unique operating characteristics of each business.

Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year, as a result of certain U.S. state and federal employment tax resets.

Acquisitions

RDI Systems, Inc.

On December 2, 2008, Kforce Government Holdings Inc., a Florida corporation (the “Purchaser”), a wholly-owned subsidiary of Kforce Inc., acquired all of the issued and outstanding common stock of RDI Systems, Inc. (“RDI”), d/b/a dNovus RDI, through a Stock Purchase Agreement (the “Agreement”), that was effective as of November 30, 2008.

Pursuant to the terms of the Agreement, Kforce acquired all of the outstanding stock of RDI for a total cash purchase price of $38.9 million (the “RDI Purchase Price”). The cash consideration paid by Kforce was composed of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility. On the closing date, Kforce placed $3.0 million of the RDI Purchase Price into escrow to secure RDI’s indemnification obligations and to satisfy certain adjustments to the RDI Purchase Price, which has been recorded as part of the purchase price.

Bradson Corporation

During October 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Bradson Corporation (“Bradson”). Bradson was a privately-held company based in Arlington, Virginia, and was a prime contractor of finance and accounting professional services to federal government agencies such as the Department of Defense and the Department of Homeland Security for over 20 years.

Pursuant to the terms of the Stock Purchase Agreement, KGH acquired all of the outstanding capital stock of Bradson for a purchase price of $73.3 million (the “Purchase Price”), which was subject to Bradson delivering a minimum of $4.0 million in working capital at the time of closing. The cash consideration paid by KGH was composed of Kforce’s cash on hand and borrowings under Kforce’s credit facility.

PCCI Holdings, Inc. (“PCCI”)

On January 31, 2006, Kforce acquired PCCI, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for $63.3 million paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly-owned subsidiaries (primarily Pinkerton Computer Consultants, Inc.), provided technology staffing services to commercial clients and the Federal government technology services sector.

As a result of the acquisitions of RDI, Bradson and PCCI, Kforce significantly expanded its presence in providing staffing services to the Federal government.

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

Dispositions

During 2008, Kforce divested itself of certain non-core businesses within our HLS segment to allow for better focus on the continuing core businesses.

Scientific

On April 29, 2008 (the “Scientific Closing Date”), Kforce entered into an Asset Purchase Agreement pursuant to which it sold its Scientific business, to Aerotek Scientific, LLC (the “Scientific Buyer”) for $10.5 million in cash, including $1.2 million held in escrow, plus additional earnout potential of up to an aggregate of $1.5 million, measured over a 16-week period from the Scientific Closing Date. Kforce subsequently received $1.5 million from the Scientific Buyer representing the maximum earnout, which has been reflected as a gain on sale of discontinued operations.

Nursing

On June 29, 2008, Kforce entered into an Asset Purchase Agreement pursuant to which it sold its per-diem Nursing business, to Realtime Services, Inc. (the “Nursing Buyer”) for $1.5 million in cash, which was paid at closing. Additionally, Kforce and the Nursing Buyer entered into a subordinated secured promissory note in the amount of $0.5 million (the “Note”) that bears interest at a fixed rate of 6.0%. The interest and principal amount of the Note have been fully reserved. A balloon payment of $0.5 million plus all accrued and unpaid interest is due on June 30, 2011, the maturity date of the Note. The Note is collateralized by a lien on all of the Nursing Buyer’s assets but is subordinated to the Nursing Buyer’s obligations to its lender.

Technology

Our focus for Kforce’s technology activities is to improve efficiency and maintain a leveraged platform. Over the past three years, we have focused on an Enterprise Optimization Program (EOP) to upgrade our back office systems. During 2007 and 2006, we upgraded our human resources, time collection and billing systems. During 2008, we completed a data center refresh whereby virtually all of the hardware in our data center was replaced or upgraded with new hardware, which management believes will provide improved service to our corporate and field operations. We believe that we have successfully integrated our historical acquisitions’ technical processes into Kforce’s processes and have established a proven methodology for technical integration of future acquisitions. The integration of the RDI acquisition in the fourth quarter of 2008 is underway and is expected to be completed in 2009.

While we believe our technology systems are adequate to meet our current needs, there can be no assurance that they will not be subject to system outages or data loss caused by natural or man-made disasters. In addition, Kforce depends on certain third-party vendors whose reliability we cannot guarantee going forward. One or more of such events could negatively impact our ability to conduct our normal course of business.

Trade Names and Trademarks

The Kforce and OnStaff trade names and the “Data Confidence” trademarks are important to our business. Each of these trade names and trademarks are registered with the United States Patent and Trademark Office.

Governmental Regulation

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, recordkeeping and reporting requirements and (iii) substantive limitations on its operations. Staffing firms are the legal employers of their temporary workers; therefore, staffing firms are governed by laws regulating the employer/employee relationship such as wage and hour regulations, tax withholding and reporting, social security and other retirement, anti-discrimination, and workers’ compensation regulations.

Competition

We operate in a highly competitive and fragmented specialty staffing services industry within each of our operating segments. Within temporary staffing and permanent placement services, the only significant barrier to entry is that significant working capital is needed since most employees are paid on a bi-weekly basis and customers may take 30 to 45 days to pay. A number of our competitors have substantially more resources than we possess. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms, and national and regional accounting firms that also offer certain specialty staffing services.

In addition, many companies utilize Vendor Management Systems (“VMS”) for the purchase of staffing services. Generally, VMS are systems that allow companies to manage service providers. Data shows that larger, more sophisticated companies are more likely to add VMS. Approximately 56% of companies with at least 10,000 employees currently use VMS, up from 46% in 2007, and is expected to increase to 72% in 2010. Typically, VMS providers charge staffing firms 1% to 3% of total service revenues, which fees are usually recorded by staffing firms as a cost of services, thereby compressing margins. Kforce’s strategy has been to work with all VMS providers to enable us to provide Flexible Staffing Services to the broadest customer base possible in the sectors we serve.

In the United States, approximately 120 national competitors operate; and thousands of smaller organizations compete in varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. Our peer group, which is composed of some of our largest competitors, includes Robert Half International Inc., MPS Group, Inc., Resources Connection, Inc., AMN Healthcare Services, Ciber, Inc., and CDI Corporation.

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

Insurance

Kforce maintains a number of insurance policies including general liability, automobile liability and employers’ liability; each with excess liability coverage. We also maintain workers’ compensation, fidelity, fiduciary, directors and officers, professional liability, and employment practices liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from Kforce’s operations. There can be no assurance that any of the above policies will be adequate for our needs, or that we will maintain all such policies in the future.

Financial Information about Foreign and Domestic Operations

Substantially all of Kforce’s revenues are derived from domestic operations with customers located in the United States for the three years ended December 31, 2008. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 1% of net service revenues for the three years ended December 31, 2008.

Operating Employees and Personnel

As of December 31, 2008, Kforce employed 2,029 operating employees and had approximately 8,700 consultants on assignment (“Flexible Consultants”) providing flexible staffing services and solutions to our clients. Flexible Consultants are primarily individuals who are employed directly by Kforce (“Flexible Employees”) representing approximately 57% of Flexible Consultants; the balance are individuals who are employed by other entities (“Independent Contractors”) that provide their employees to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (FICA), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

Availability of Reports and Other Information

We make available, free of charge, through the Investor Relations page on our website, and by responding to requests addressed to Michael Blackman, our Senior Vice President, Investor Relations, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically submit such materials to the SEC. Our corporate website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document. In addition, the SEC’s website is http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information provided on our website or on the SEC’s website is not part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The gross domestic product in the U.S. has declined, indicating that the U.S. economy is in a recession.

Global consumer confidence has recently eroded amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment; and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the U.S. Recent economic conditions have had a negative impact on our results of operations during the year ended December 31, 2008, due to reduced customer demand which is expected to continue for the foreseeable future. If these economic conditions continue or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to collect receivables, increase our need for cash, and ultimately decrease our net revenue and profitability.

We are exposed to intangible asset risk; specifically, our goodwill and certain other intangibles recently became impaired, and may suffer further impairment in the future.

As of the date of the filing of our Annual Report on Form 10-K for the 2008 fiscal year, we have determined that our goodwill and certain other intangibles were impaired and recorded a non-cash impairment charge of $129.4 million, or $115.2 million net of income taxes. In addition, a further significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in the need to perform an impairment analysis under SFAS 142 in future periods. If we were to conclude that a future write down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further details.

Kforce may not be able to maintain sufficient cash flow or borrowing capacity to support operations.

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Under the Credit Facility, Kforce increased its indebtedness under its revolving credit facility. Kforce’s maximum borrowings under the Credit Facility are $140 million, including a revolving loan tranche of up to $125 million (the “Revolving Loan Amount”) and a $15 million sub-limit for letters of credit. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of December 31, 2008, Kforce had availability under the Credit Facility of $53.7 million; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, the goodwill and other intangible asset impairment charge would result in Kforce failing the fixed charge coverage ratio under its current definition, which would constitute an event of default. The Credit Facility expires during November 2011.

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

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of amounts available under our Credit Facility. Also, if we attempt to obtain future financing in addition to or as a replacement of our Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing or at comparable terms. In addition, the credit market turmoil has negatively impacted certain of our customers which could lead to a decrease in demand for our services.

We face certain risks in collecting our trade accounts receivable.

We generate a significant amount of trade accounts receivable from our customers. Delays or defaults in payments owed to us could have a material adverse effect on our financial condition and results of operations. Factors that could cause a delay or default include business failures, turmoil in the financial and credit markets, sluggish or recessionary U.S. economic conditions, our exposure to customers in high-risk sectors such as the financial services industry, and declines in the credit worthiness of our customers. See Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements for further details.

Inflation may adversely affect our business operations in the future.

Given the current macroeconomic environment, the U.S. government has and may attempt in the future to provide additional monetary stimulus, a fiscal stimulus, or both, to the U.S. economy. Such actions may lead to inflationary conditions in our cost base, particularly resulting in an increase in the compensation, commissions, and benefits components of our SG&A expenses. This may harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base.

Significant legal actions could subject Kforce to substantial uninsured liabilities.

Professional service providers are subject to legal actions alleging malpractice and other legal theories. These actions may involve large claims and significant defense costs. In addition, we may be subject to claims related to torts, intentional acts, or crimes committed by our full-time employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure of any of our employees or personnel to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in sufficient amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.

Kforce may not be able to recruit and retain qualified personnel.

Kforce depends upon the abilities of its staff to attract and retain personnel, particularly technical, professional, and cleared Government personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.

Kforce’s success depends upon retaining the services of its management team and key operating employees.

Kforce is highly dependent on its management team and expects that continued success will depend largely upon their efforts and abilities. The loss of the services of any key executive for any reason could have a material adverse effect upon Kforce. Success also depends upon our ability to identify, develop, and retain qualified operating employees; particularly management, client servicing, and candidate recruiting employees. Kforce expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss of some of our key operating employees could have a material adverse effect on our business, including our ability to establish and maintain client and candidate, professional, and technical relationships.

Kforce depends on the proper functioning of its information systems.

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Kforce’s information systems are protected through physical and software safeguards including the use of a third-party data processing center. However, Kforce and its systems are still vulnerable to natural disasters (we are headquartered in a hurricane-prone area), fire, terrorist acts, power loss, telecommunications failures, physical or software break-ins, computer viruses, and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and payroll records reliably, or to bill for services efficiently. In addition, we depend on third-party vendors for certain functions whose future performance and reliability we cannot warrant.

Significant increases in payroll-related costs could adversely affect Kforce’s business.

Kforce is required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, for our employees. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on Kforce. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs if any such proposals are adopted.

Kforce faces significant employment liability risk.

Kforce employs and places people in the workplaces of other businesses. Many of these employees have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of errors and omissions; intentional misconduct; misuse or misappropriation of client intellectual property, proprietary information, funds, or other property; discrimination and harassment; employment of illegal aliens; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, payment by Kforce of monetary damages or fines, or other material adverse effects on our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in sufficient amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost. In addition, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.

Kforce may be adversely affected by government regulation of the staffing business, and of the workplace.

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

Part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship could have a material adverse effect on Kforce.

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

Kforce is subject to periodic federal, state, and local tax audits for various tax years. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse effect on Kforce.

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

Kforce’s growth depends in part on our ability to enter new vertical or geographic markets successfully. This expansion is dependent on a number of factors, including our ability to:

•	develop, recruit, and maintain a base of qualified professionals within a new geographic market;

•	initiate, develop, and sustain corporate client relationships in each new vertical or geographic market;

•	attract, hire, integrate, and retain qualified sales and sales support employees; and

•	accurately assess the demand in a new market.

The addition of new offices and entry into new vertical or geographic markets typically results in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full productivity. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. Historically, we have closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

Our business is dependent upon maintaining our reputation, our relationships, and our performance.

The reputation and relationships that we have established and currently maintain with our customers are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse effect on our operations. In addition, if our performance does not meet expectations, our revenue and operating results could be materially harmed.

We rely on short-term contracts with most of our clients.

Because long-term contracts are not a significant part of our business, other than in our GS segment, future results cannot be reliably predicted by considering past trends or extrapolating past results. Further, our reliance on short-term contracts exerts continued pressure on us when we try to renew contracts with existing clients who may seek better terms upon renewal.

Our “offshore” outsourcing solutions are limited.

Many staffing customers are now seeking an offshore solution to support their technology and business process function and, as a result, a significant amount of technology and financial staffing may be replaced by offshore resources. Prior to January 31, 2006, we did not provide an offshore program. Following the acquisition of PCCI on January 31, 2006, we now provide a limited technology staffing solution through two offices in the Philippines to certain clients whose contracts were acquired in conjunction with the acquisition of PCCI. There can be no assurance that we will be able to compete successfully against other offshore solution providers or that we will not lose significant market share and revenue.

We do not provide a Vendor Management System (“VMS”) solution.

Many staffing customers are seeking to consolidate their use of staffing services through the use of a VMS solution. Kforce provides consultants to these clients through other staffing companies who utilize a VMS solution, but we do not currently provide this service directly to our clients. There can be no assurance that we can continue to effectively compete with those companies that provide a VMS solution. If we must provide a VMS solution, we could incur significant costs.

Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients outsourcing their staffing needs.

Kforce faces significant competition in the markets we serve, and there are limited barriers to entry for new competitors. The competition among staffing services firms is intense. Kforce competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search firms, and other providers of staffing services. A number of our competitors possess substantially greater resources than we do. From time to time, we experience significant pressure from our clients to reduce price levels. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fulfill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally. There can be no assurance that we will continue to successfully compete.

Competition for acquisition opportunities may restrict Kforce’s future growth by limiting our ability to make acquisitions at reasonable valuations.

Kforce’s has increased its market share and presence in the staffing industry through strategic acquisitions of companies that have complemented or enhanced its business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. In addition, Kforce may be limited by its ability to obtain financing to consummate desirable acquisitions.

Kforce may face significant risk arising from acquisitions.

Kforce may face difficulties integrating acquisitions into existing operations and acquisitions may be unsuccessful, involve significant cash expenditures, or expose Kforce to unforeseen liabilities.

Kforce continually evaluates opportunities to acquire staffing companies that complement or enhance our business and frequently has preliminary acquisition discussions with such companies.

These acquisitions involve numerous risks, including:

•	potential loss of key employees or clients of acquired companies;

•	difficulties integrating acquired personnel and distinct cultures into a single business;

•	diversion of management attention from existing operations; and

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies.

These acquisitions may also involve significant cash expenditures, debt incurrence, integration expenses, and exposure to unforeseen liabilities that could have a material adverse effect on our financial condition, results of operations, and cash flows. Any acquisition may ultimately have a negative impact on our business and financial condition.

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

Many of Kforce’s healthcare clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced government rates. In addition, insurance companies and managed-care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursement. Limitations on reimbursement could reduce our clients’ cash flow, hampering their ability to pay us. This situation could have a significant impact on our cash flow.

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

Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses.

RISKS RELATED TO OUR GOVERNMENT BUSINESSES

In 2006, Kforce acquired PCCI and Bradson, which were both merged during 2007 into Kforce Government Solutions (“KGS”). In 2008, Kforce acquired RDI, which will be merged into KGS during 2009. KGS is substantially dedicated to contracting with and serving U.S. federal government agencies (the “Federal Agency Business”). In addition, Kforce, supplies services to the federal government, primarily as a staffing services provider to federal prime contractors. Federal contractors, including KGS and Kforce face a number of risks, including the following:

Our failure to comply with complex federal procurement laws and regulations could cause us to lose business, incur additional costs, and subject us to a variety of penalties.

We must comply with complex laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business.

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. A failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government, each of which could lead to a material reduction in our revenues, cash flows and operating results.

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

If we were suspended or debarred from contracting with the federal government generally or with any specific agency, if our reputation or relationships with government agencies were impaired, or if the government otherwise were to cease doing business with us or were to significantly decrease the amount of business it does with us, our revenue, cash flows and operating results would be materially adversely affected.

Our Federal Agency Business is dependent upon maintaining our reputation, our relationships and our performance.

The reputation and relationships that we have established and currently maintain with government personnel and agencies are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse effect. In addition, if our performance does not meet agency expectations, our revenue and operating results could be materially harmed.

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

Loss of our General Services Administration (“GSA”) schedule contracts or other contracting vehicles could impair our ability to win new business.

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

Like all government contractors, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by our employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could adversely affect our business.

Security breaches in sensitive government information systems could result in loss of our clients and cause negative publicity.

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

We lease our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space, under a 15-year lease arrangement that is up for renewal in September 2016. Leases for our field offices, which are located throughout the U.S., range from three to five-year terms although there are a few month-to-month arrangements and one 10-year lease term. We also lease approximately 21,000 square feet of combined space in two offices in Manila, Philippines.

Although additional field offices may be established based on the requirements of our operations, we believe that our facilities are adequate for our current needs, and we do not expect to materially expand our facilities in the foreseeable future.

Item 3.	Legal Proceedings

In the ordinary course of business, we are, from time to time, threatened with litigation or named as a defendant in various lawsuits and administrative proceedings, including workers’ compensation claims, discrimination claims, restrictive covenant disputes, service-related disputes and other claims. We maintain liability insurance in such amounts and with such coverage and deductibles as management believes are reasonable. The principal risks that we insure against are workers’ compensation, personal injury, property damage, professional malpractice, errors and omissions, employment practices liability and fidelity losses.

The state of California is examining the unemployment tax rates of two Kforce subsidiaries for the years 2003 through 2006. On February 17, 2009, Kforce provided documents and testimony in response to investigative subpoenas served by the California Employment Development Department (“EDD”). EDD has not indicated what action, if any, it intends to take as a result of its investigation. Revisions of the rates during the period under examination could lead to assessments, if any, of up to $2.75 million. Kforce believes that it has meritorious defenses to any potential assessments and if assessments are levied, Kforce intends to vigorously contest same through applicable administrative and/or judicial processes. At this stage, it is not possible to predict the outcome from the investigation, or the amount of any assessment, and accordingly, no amounts relating to same have been provided for in the accompanying consolidated financial statements.

We are not aware of any pending legal proceedings that are likely to have a material adverse impact on Kforce.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “KFRC.” The following table sets forth, for the periods indicated, the high and low intra-day sales price of our common stock, as reported on the NASDAQ Global Select Market. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2008
High	$9.72	$9.63	$11.55	$10.49
Low	$7.52	$7.95	$7.36	$5.16
2007
High	$14.71	$16.50	$17.00	$13.85
Low	$12.08	$13.14	$12.32	$9.17

On March 10, 2009, the last reported sale price of our common stock on the NASDAQ Global Select Market was $5.80 per share.

Holders of Common Stock

On March 10, 2009, there were approximately 228 holders of record.

Dividends

Since our initial public offering in 1995, Kforce has not paid any cash dividends on its common stock and has no current intention to do so. Kforce is not restricted under its currently existing Credit Facility from paying dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	4,807,076	$10.42	4,770,999

(1)	The weighted-average exercise price excludes outstanding performance accelerated restricted stock (“PARS”) and restricted stock (“RS”) as there is no exercise price associated with these equity awards.
(2)	The following sets forth the number of shares of common stock and the name of the plan for which shares of common stock remain available for future issuance under our equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants, rights and restricted stock awards included in column (a)): 4,159,125 shares of common stock under the Kforce Inc. 1999 Employee Stock Purchase Plan and 611,874 shares of common stock under the Kforce Inc. 2006 Stock Incentive Plan.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2008 to October 31, 2008	1,082,000	$7.58	1,082,000	$28,568,193
November 1, 2008 to November 30, 2008	225,415	6.92	225,415	75,000,000
December 1, 2008 to December 31, 2008	25,000	6.82	25,000	74,829,500

Total	1,332,415	$7.46	1,332,415	$74,829,500

(1)	During November 2008, our Board of Directors increased its authorization for common stock repurchases to $75.0 million.

See the “Liquidity and Capital Resources” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more detail.

Item 6.	Selected Financial Data

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2008 (1)	2007	2006	2005	2004 (2)
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$997,017	$972,781	$868,001	$724,108	$586,519
Gross profit	344,651	352,023	304,749	237,610	183,607
Selling, general and administrative expenses	415,884	272,335	241,503	196,400	169,625
Depreciation and amortization (3)	13,824	14,487	11,551	8,283	5,221
Other expense, net (4)	2,136	4,422	3,701	1,127	1,016
(Loss) Income from continuing operations, before income taxes	(87,193)	60,779	47,994	31,800	7,745
Provision (benefit) for income taxes	1,928	23,856	18,550	12,701	(9,138)
(Loss) Income from continuing operations	(89,121)	36,923	29,444	19,099	16,883
Income from discontinued operations, net of income taxes	5,013	3,444	3,075	3,222	8,128
Net (loss) income	$(84,108)	$40,367	$32,519	$22,321	$25,011
(Loss) earnings per share – basic, continuing operations	$(2.26)	$0.90	$0.73	$0.50	$0.49
(Loss) earnings per share – diluted, continuing operations	$(2.26)	$0.87	$0.70	$0.47	$0.47
(Loss) earnings per share – basic	$(2.13)	$0.98	$0.81	$0.58	$0.73
(Loss) earnings per share – diluted	$(2.13)	$0.95	$0.77	$0.55	$0.69
Weighted average shares outstanding – basic (5)	39,471	41,308	40,189	38,527	34,125
Weighted average shares outstanding – diluted (5)	39,471	42,294	42,012	40,616	36,091

	As of December 31,
	2008 (1)	2007	2006	2005	2004
	(IN THOUSANDS)
Working capital	$60,302	$95,348	$64,425	$92,539	$24,830
Total assets	$350,815	$476,136	$442,618	$324,746	$273,195
Total outstanding borrowings – credit facility (4)	$38,022	$50,330	$86,435	$35,000	$34,100
Total long-term liabilities	$59,528	$78,102	$94,664	$51,024	$13,263
Stockholders’ equity	$205,843	$312,468	$261,925	$210,702	$170,769

Acquisitions were made in our fiscal years ended December 31, 2008, 2006, 2005 and 2004. These acquisitions were included in our Consolidated Financial Statements from the respective acquisition date. See Note 7 – “Acquisitions” to the Consolidated Financial Statements for more detail on acquisitions made in 2008 and 2006.

During the three months ended June 30, 2008, Kforce sold its Scientific and per-diem Nursing business and completed efforts to wind down the remaining operations of its non per-diem Nursing business. As a result, the financial results of Scientific and Nursing have been presented as discontinued operations for each year presented in the table above. See Note 2 – “Discontinued Operations” to the Consolidated Financial Statements for more detail.

(1)	Kforce recognized a goodwill and intangible asset impairment charge of $129.4 million during 2008. The tax benefit associated with this impairment charge was $14.2 million, resulting in an after-tax impairment charge of $115.2 million.

(2)	Kforce recognized an income tax benefit in 2004 primarily as a result of a $19.2 million reversal of a valuation allowance.

(3)	Reflects an increase in amortization of intangible assets recorded in conjunction with the acquisitions of certain businesses during 2006, 2005 and 2004 as well as increases in capital lease assets, other capital expenditures and capitalized software.

(4)	Other expense, net, which primarily includes interest expense, increased significantly from 2005 to 2006 primarily as a result of an increase in outstanding borrowings related to the acquisitions of PCCI and Bradson during 2006.

(5)	Includes approximately 2.3 million and 5.7 million shares issued during 2005 and 2004 as consideration for acquisitions made during those periods. Weighted average shares outstanding for 2008 include the effect of 4.4 million shares repurchased in the open market.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Executive Summary – an executive summary of our 2008 results.

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

During 2008, Kforce sold its Scientific and per-diem Nursing businesses. See Note 2 – “Discontinued Operations” to the Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying consolidated statements of operations and comprehensive income (loss) for the three years ended December 31, 2008 include activity relating to the Scientific and Nursing businesses as discontinued operations. For comparison purposes, prior period financial information was recast. Except as specifically noted, our discussions below exclude any activity related to the Scientific and Nursing businesses, which are addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important 2008 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the Financial Statements and notes thereto. We believe such highlights are as follows:

•	Total net service revenue improved 2.5% to $997.0 million in 2008 from $972.8 million in 2007.

•	Flex revenue improved 3.8% to $931.0 million in 2008 from $897.0 million in 2007.

•	Search revenue decreased 12.9% to $66.0 million in 2008 from $75.7 million in 2007.

•	Gross profit margin decreased 160 basis points to 34.6% in 2008 from 36.2% in 2007.

•

Net loss for 2008 of $84.1 million, which represents a decline of $124.5 million over 2007 net income of $40.4 million. The results for 2008 include an after-tax goodwill and intangible asset impairment charge of $115.2 million.

•	Kforce acquired RDI effective November 30, 2008 for approximately $38.9 million and repurchased 4.5 million shares of common stock at a total cost of $37.9 million.

•	The total amount outstanding under the Credit Facility decreased $12.3 million, or 24.5%, to $38.0 million as of December 31, 2008 from $50.3 million in 2007.

•

Kforce disposed of its Scientific and per-diem Nursing businesses for $12.0 million and $1.5 million, respectively. Kforce management believes that the disposition of Scientific and per-diem Nursing, which was based on management’s review of our core businesses, will allow us to focus on the growth opportunities that are believed to exist in our continuing core businesses.

•	Cash provided by operating activities was $89.3 million for 2008, which represents an increase of $40.6 million, or 83.2%, over the comparable period in 2007.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

In addition, management considered significant developments during 2008 such as the rise in sudden business failures resulting primarily from the turmoil in the financial and credit markets, a U.S. recession and its potential impact on the expected delinquency rate of our portfolio, as well as Kforce’s exposure to customers in high-risk sectors such as the financial services industry.

Kforce estimates its allowance for Search fallouts based on our extensive historical experience with the actual occurrence of fallouts.

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts and fallouts. As of December 31, 2008 and 2007, the allowance was 4.6% and 1.8% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved for at December 31, 2008, would have impacted our net loss by approximately $0.6 million.

Although we do not believe that there is a reasonable likelihood that there will be a material change in the actual occurrence of fallouts, a 10% difference in our actual fallout experience reserved for at December 31, 2008, would have impacted our net loss for 2008 by less than $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually and whenever events and circumstances indicate the carrying value of the goodwill may not be recoverable. See Note 6, Goodwill and Other Intangible Assets, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the valuation methodology employed.

We completed our annual assessment of goodwill impairment as of December 31, 2008 using the methodology described therein and recognized an impairment charge of $128.4 million ($116.7 million in our Tech reporting unit and $11.7 million in our FA reporting unit).

The carrying value of goodwill as of December 31, 2008 was $140.1 million.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to additional impairment charges that could be material.

Impairment was not indicated for our HLS and GS reporting units based on the results of the first step of the impairment analysis. The fair value for each of these reporting units exceeded their carrying values by 62.9% and 52.5%, respectively.

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

During the last three fiscal years, we have completed three acquisitions. See Note 7, Acquisitions, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for the purchase price allocation calculations as well as a description of the methods used to value the identifiable intangible assets.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

The preliminary purchase price allocation for our acquisition of RDI was based upon the average amounts that we assigned to intangible assets in the acquisition of Bradson and PCCI in 2006, after taking into account the net tangible assets acquired. This determination was made based upon the similarity in nature of the acquisitions and the similarity of the acquired identifiable intangible assets.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Self-Insured Liabilities

We are self-insured for certain losses related to health insurance and workers’ compensation claims. However, we obtain third-party insurance coverage to limit our exposure to these claims.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, internal claims management activities, demographic factors and severity factors. Periodically, management reviews its assumptions to determine the adequacy of our self-insured liabilities.

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2008 were $2.4 million and $3.0 million, respectively.

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

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2008 would have impacted our net loss by approximately $0.5 million.

Stock-Based Compensation

We have stock-based compensation plans, which includes options, stock appreciation rights and nonvested share awards and an employee stock purchase plan. See Note 1, Summary of Significant Accounting Policies, Note 12, Employee Benefit Plans, and Note 13, Stock Incentive Plans, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our stock option awards and stock appreciation rights (“SARS”) at the date of grant using widely accepted option-pricing models such as the Black-Scholes model as well as a lattice model.

We determine the fair value of our restricted stock and performance accelerated restricted stock (“PARS”) based upon the intrinsic value at the date of grant. We also utilize a lattice model to determine the derived service period of PARS.

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

A 10% change in our stock-based compensation expense would have impacted our 2008 net loss by approximately $1.2 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plan – U.S.

We have a defined benefit pension plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”). See Note 12, Employee Benefit Plans, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the terms of this plan.	When estimating the obligation for our pension and postretirement benefit plans, management is required to make certain assumptions and to apply judgment with respect to determining the discount rate and expected future compensation increases for the participants in the plan.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our obligation. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP during 2008 would have affected our 2008 net loss by approximately $0.2 million.

Accounting for Income Taxes

See Note 4, Income Taxes, to the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of the components of Kforce’s income tax expense as well as the temporary differences that exist as of December 31, 2008.

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

A 0.50% change in our effective income tax rate from continuing operations would have impacted our 2008 net loss by approximately $0.4 million.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. This standard also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the expensing of acquisition-related costs as incurred, among others. Subject to certain provisions, this statement will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements to facilitate comparisons between companies using different measurement attributes for similar types of assets and liabilities. The statement was effective for our fiscal year that began January 1, 2008. SFAS 159 did not have a material impact on our consolidated financial statements upon adoption.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement was effective for our fiscal year that began January 1, 2008. SFAS 157 did not have a material impact on our consolidated financial statements upon adoption.

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

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 was effective November 15, 2008. SFAS 162 did not have a material impact on our consolidated financial statements upon adoption.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the intangible assets purchased after the effective date.

International Financial Reporting Standards (IFRS) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which could, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. We are currently investigating the implications should we be required to adopt IFRS in the future.

RESULTS OF OPERATIONS

Net service revenues for the years ended December 31, 2008 and 2007 were $997.0 million and $972.8 million, respectively, which represents an increase in 2008 of 2.5%. The growth in 2008 was fueled primarily by strong Flex revenue performance from our GS, HLS, and Tech segments, which experienced increases in Flex revenues of 23.4%, 19.8%, and 0.9%, respectively, over the comparable period in 2007. Management believes that the HLS and GS segments will be more stable during variable economic cycles, which is due primarily to their mix of revenue being almost entirely concentrated in Flex revenue and the overall nature of their operations. For the GS segment, this is a result of the growth of the federal agencies that are customers of Kforce, such as the Department of Defense and the Department of Homeland Security, and the increasing use by many of these agencies of outsourced labor in order to replace employees who are reaching the age of retirement. We do not currently anticipate any significant adverse impacts to our GS segment as a result of the change in Administration resulting from the recent election due to the areas of the government that our GS segment participates; however, we have recently experienced delays in the timing of project awards. Net service revenues for our GS segment for the years ended December 31, 2008 and 2007 were $76.2 million and $61.8 million, respectively, which represents an increase of 23.4%.

As we have progressed through 2008, there have been growing concerns about the U.S. macro-economic environment including the significant turmoil in the credit and financial markets, declining GDP growth, an increase in the unemployment rate for individuals with college degrees, and increasing jobless claims; as well as several significant sudden business failures. Coinciding with these events, Kforce experienced (i) significant reductions in Search revenue during the last two quarters of 2008, which experienced sequential percentage declines of 22.4% and 17.5%, respectively, (ii) a sequential decrease in Flex revenue of 3.1% in the fourth quarter of 2008 and (iii) declines in Flex gross profit margins within many of our segments. As a result, our gross profit margins decreased 160 basis points to 34.6% as compared to 36.2% for the year ended December 31, 2007. Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. In addition, we believe that Flex demand generally increases before demand for Search activity increases.

The economic uncertainties in which we currently operate make it challenging for Kforce to predict the near-term future. A deep and prolonged U.S. recession would likely have a significant adverse impact on our clients and our business. We believe, however, that initiatives undertaken during the last several years, such as restructuring both our back office and field operations, and upgrading our corporate systems and technology, have increased our operating efficiencies, and have also enabled us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability.

In addition, during the most recent economic cycle, we were successful in reducing Kforce’s dependency on Search revenue, significantly increased the annualized revenues of our GS segment, and divested itself of non-core businesses. We believe that our diversified portfolio of service offerings will be a key contributor to our long-term financial stability.

We expect 2009 to be an extremely difficult economic environment. As a result, we expect to see significant reductions in Search and Flex revenue, especially in our Tech and FA segments and gross profit compression across all segments. We also expect an increase in revenues in our GS segment in 2009 because (i) we expect a number of delayed outstanding project awards to favorably impact GS and (ii) our acquisition of RDI in late 2008 and (iii) we expect government contract work to continue to be robust despite the current economic downturn.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the years ended:

	December 31,
	2008	2007	2006
Revenue by Segment:
Tech	52.1%	53.3%	52.6%
FA	21.2	24.0	28.7
HLS	19.0	16.4	14.9
GS	7.7	6.3	3.8

Net service revenues	100.0%	100.0%	100.0%

Revenue by Time:
Flex	93.4%	92.2%	92.1%
Search	6.6	7.8	7.9

Net service revenues	100.0%	100.0%	100.0%

Gross profit	34.6%	36.2%	35.1%
Selling, general and administrative expenses	41.7%	28.0%	27.8%
(Loss) income from continuing operations, before income taxes	(8.7)%	6.2%	5.5%
(Loss) income from continuing operations	(8.9)%	3.8%	3.4%
Net (loss) income	(8.4)%	4.1%	3.7%

The following table details net service revenues for Flex and Search revenue by segment and changes from the prior year.

(in $000’s)	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
Tech
Flex	$493,282	0.9%	$488,968	13.5%	$430,731
Search	26,585	(10.8)%	29,820	16.3%	25,638

Total Tech	$519,867	0.2%	$518,788	13.7%	$456,369

FA
Flex	$174,039	(8.3)%	$189,824	(9.1)%	$208,815
Search	37,220	(14.0)%	43,301	6.4%	40,688

Total FA	$211,259	(9.4)%	$233,125	(6.6)%	$249,503

HLS
Flex	$187,486	19.8%	$156,478	23.2%	$126,992
Search	2,180	(17.0)%	2,626	16.2%	2,260

Total HLS	$189,666	19.2%	$159,104	23.1%	$129,252

GS
Flex	$76,225	23.4%	$61,764	87.9%	$32,877
Search	—	—	—	—	—

Total GS	$76,225	23.4%	$61,764	87.9%	$32,877

Total Flex	$931,032	3.8%	$897,034	12.2%	$799,415
Total Search	65,985	(12.9)%	75,747	10.4%	68,586

Total Revenue	$997,017	2.5%	$972,781	12.1%	$868,001

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing the annual comparisons. This unaudited 2008 quarterly information is presented for this purpose only.

	Three Months Ended
(in $000’s, except Billing Days)	December 31	September 30	June 30	March 31
Billing Days	62	64	64	63
Flex Revenue
Tech	$123,648	$125,019	$123,884	$120,731
FA	39,192	42,604	44,651	47,591
HLS	44,642	49,280	47,740	45,824
GS	20,697	18,528	18,907	18,093

Total Flex	$228,179	$235,431	$235,182	$232,239

Search Revenue
Tech	$5,133	$6,184	$7,899	$7,369
FA	7,236	8,578	11,416	9,991
HLS	406	725	636	413

Total Search	$12,775	$15,487	$19,951	$17,773

Total Revenue
Tech	$128,781	$131,203	$131,783	$128,100
FA	46,428	51,182	56,067	57,582
HLS	45,048	50,005	48,376	46,237
GS	20,697	18,528	18,907	18,093

Total Revenue	$240,954	$250,918	$255,133	$250,012

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of expenses incurred by Kforce that are billable to the client.

Kforce experienced growth during 2008 and 2007 in Flex revenues in all segments with the exception of FA, which decreased 8.3% and 9.1%, respectively. The decrease in Flex revenues for FA was primarily due to the following items: (i) the conclusion of project-specific business with a few significant customers that had both high volume and high bill rates and (ii) a decline in mortgage-related client needs due to the decline in the mortgage lending market. This segment was the most significantly impacted by the current recession in the U.S., which is expected to continue to decline in 2009.

Flex revenues for our largest segment, Tech, have held up better than expected based on previous economic downturns, which we believe is primarily a result of our highly skilled people and our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. We also believe that unlike the late 1990s and early 2000s our customers generally have not over-hired during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which developed prior to the last economic downturn developed prior to the current downturn. We anticipate a sequential decline in the first quarter of 2009 as a result of assignments ending, as is typical at year-end, as well as the current state of the economy.

Our HLS and GS segments demonstrated strong results in 2008 despite the macro-economic environment, which was expected given the nature of their operations. While we will be acutely aware of any legislative initiatives of the new administration in the future, we do not expect any legislation to significantly negatively impact 2009 results. The Clinical Research business within our HLS segment did see a decrease in activity as we progressed through the fourth quarter of 2008 reflecting the cost cutting initiatives of large pharmaceutical companies. However, we anticipate an increase in volume in 2009 as pharmaceutical companies are generally not canceling projects already in process and we believe there will be a continued focus on clinical trials.

The increase in Kforce’s average bill rate per hour for the year ended December 31, 2008 of 3.5% over 2007 is primarily a result of a decline in Flex revenue in our FA segment, which generally has a lower average bill rate per hour than our other segments, and an increase in Flex revenue in our other segments. Continued economic growth and Kforce’s focus on pricing and customer profitability contributed to an increase in the average bill rate per hour during 2007 of 9.2% over 2006.

As a result of the depressed economic environment, Kforce’s average bill rate per hour sequentially declined 1.1% in the fourth quarter of 2008 as compared to the third quarter of 2008 and is expected to continue to encounter pressure in 2009.

The following table details total Flex hours for each segment and percentage changes over the prior period for the years ended December 31:

(in 000’s)	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
Tech	7,606	3.3%	7,366	9.5%	6,727
FA	4,840	(8.7)%	5,304	(12.9)%	6,088
HLS	2,129	3.9%	2,049	14.3%	1,792
GS	841	24.0%	678	77.0%	383

Total hours	15,416	0.1%	15,397	2.7%	14,990

The changes in billable expenses, which are included as a component of net services revenues are primarily attributable to increases or decreases in project work. Flex billable expenses for each of our segments were as follows for the years ended December 31:

(in $000’s)	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
Tech	$2,536	(23.4)%	$3,310	0.0%	$3,310
FA	312	(2.8)%	321	(51.1)%	656
HLS	20,695	17.5%	17,615	22.3%	14,399
GS	280	(19.5)%	348	(39.8)%	578

Total billable expenses	$23,823	10.3%	$21,594	14.0%	$18,943

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements as well as the average fee earned on each placement. Our GS segment does not make permanent placements.

As was previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. As we progressed through the second half of 2008, Kforce experienced significant sequential declines in Search fees, which was expected as the U.S. economic environment sharply declined. Sequential declines in the three months ended December 31, 2008 and September 30, 2008 were 22.4% and 17.5%, respectively, over the prior quarterly periods.

Over the last several years, Kforce has made a concerted effort to de-emphasize the contribution of Search fees to overall net services revenues, which is primarily a result of the highly volatile nature of the Search business as well as the costs that must be invested in establishing the workforce and the return that is achieved on these investments. As a result of this de-emphasis and the current economic environment, Kforce expects significant declines in Search fees in 2009.

Total placements for each segment were as follows for the years ended December 31:

	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
Tech	1,665	(12.4)%	1,901	8.3%	1,755
FA	2,792	(14.7)%	3,273	2.4%	3,197
HLS	144	(7.1)%	155	25.0%	124

Total placements	4,601	(13.7)%	5,329	5.0%	5,076

The average fee per placement for each segment was as follows for the years ended December 31:

	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
Tech	$15,972	1.8%	$15,685	7.3%	$14,613
FA	13,329	0.7%	13,231	4.0%	12,728
HLS	15,131	(10.6)%	16,916	(7.1)%	18,218

Total average placement fee	$14,341	0.9%	$14,214	5.2%	$13,512

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net Flex service revenue revenues. In addition, consistent with industry practices, gross profit dollars from Search fees are equal to revenues, because there are generally no direct costs associated with such revenues.

The following table presents, for each segment, the gross profit percentage for the year as well as the increase or decrease over the preceding period, as follows:

	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
Tech	31.0%	(5.2)%	32.7%	3.2%	31.7%
FA	45.2%	(1.1)%	45.7%	5.3%	43.4%
HLS	31.5%	(3.7)%	32.7%	2.5%	31.9%
GS	37.3%	(3.9)%	38.8%	21.3%	32.0%

Total gross profit percentage	34.6%	(4.4)%	36.2%	3.1%	35.1%

Changes in the amount of Search fees as a percentage of total revenue can significantly impact total gross profit percentage because Search revenue contributes 100% to gross profit, as was described previously. Given this dynamic, Kforce monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the insight necessary into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate (“Flex Rate”) for Flex.

The decrease in Search gross profit from 2007 to 2008 was $9.8 million, composed of a $10.5 million decrease in volume and a $0.7 million increase in rate. The increase in Search gross profit from 2006 to 2007 was $7.2 million, composed of $4.4 million increase in rate and $2.8 million increase in volume.

The following table presents, for each segment, the Flex gross profit percentage for the years ended December 31:

	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
Tech	27.3%	(4.5)%	28.6%	3.2%	27.7%
FA	33.5%	0.6%	33.3%	3.1%	32.3%
HLS	30.7%	(2.8)%	31.6%	2.9%	30.7%
GS	37.3%	(3.9)%	38.8%	21.3%	32.0%

Total Flex gross profit percentage	29.9%	(2.9)%	30.8%	4.4%	29.5%

The increase in Flex gross profit from 2007 to 2008 was $2.4 million, $2.1 million of which resulted from an increase in the Flex Rate and $0.3 million resulted from an increase in volume. The increase in Flex gross profit from 2006 to 2007 was $40.1 million, $32.8 million of which resulted from an increase in the Flex Rate and $7.3 million resulted from an increase in volume driven by higher total hours.

The Flex gross profit percentage was negatively impacted during 2008, except for FA, by the deterioration in the economic environment and the compression that occurred in the spread between Kforce’s bill rates and pay rates, which is primarily due to the lag in Kforce’s ability to reduce pay rates as quickly as bill rates decline. As previously mentioned, our GS segment has demonstrated growth in net service revenues over the past two years. To achieve the growth in net service revenues, GS has increased the utilization of subcontracts, which negatively impacted the Flex gross profit percentage during 2008 even though this resulted in increased gross profit dollars. We expect continued pressure on our bill rates as we head into 2009 but will be actively managing, to the extent possible, our pay rates. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit.

Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2008, 2007 and 2006, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A expenses represented 55.8% (81.1% excluding the goodwill and intangible asset impairment charge), 82.6% and 79.8%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity. Therefore, as gross profit levels change, these costs would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A expenses along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer expenses and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the years ended December 31:

(in $000’s)	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$232,189	23.3%	$224,967	23.1%	$192,733	22.2%
Other	54,286	5.4%	47,368	4.9%	48,770	5.6%
Impairment charge	129,409	13.0%	—	—	—	—

Total SG&A	$415,884	41.7%	$272,335	28.0%	$241,503	27.8%

SG&A expenses as a percentage of net service revenues increased 13.7% in 2008 as compared to 2007. The impairment charge of $129.4 million included in the table above, which is primarily composed of a goodwill impairment of $128.4 million determined in accordance with SFAS 142, is primarily a result of the impact that the depressed economic environment, including the turmoil in the financial markets, illiquidity in the credit markets, and increasing jobless claims and unemployment rates, have had on overall equity values as well as our operations, forecasted cash flows and market capitalization. We adjusted our assumptions used to calculate the estimated fair value of our reporting units to account for the current macro-economic environment. Excluding the goodwill and intangible asset impairment charge of $129.4 million, SG&A expenses as a percentage of net service revenues increased 0.7% in 2008 as compared to 2007. This was primarily attributable to the following:

•

Increase in bad debt expense of 0.4% of net service revenues. The increase in bad debt expense as a percentage of net service revenues for the year ended December 31, 2008 is primarily attributable to an increase in: (i) accounts receivable write-offs and (ii) the increase in our allowance for doubtful accounts and fallouts reserve during 2008. Management considered significant recent developments such as the rise in sudden business failures resulting primarily from the turmoil in the financial and credit markets, a U.S. recession as well as Kforce’s exposure to customers in high-risk sectors such as the financial services industry, in determining the allowance for doubtful accounts and fallouts reserve as of December 31, 2008.

•

Increase in compensation and benefits of 1.2% of net service revenues, which was primarily related to increased stock-based compensation. As of January 1, 2006, Kforce accounts for stock-based compensation under the provisions of SFAS 123R, Share-Based Payment (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. Stock-based compensation expense, which includes options, stock appreciation rights (“SARS”), performance accelerated restricted stock (“PARS”) and restricted stock (“RS”), for the years ended December 31, 2008 and 2007 was $11.7 million and $3.4 million, respectively. The increase of $8.3 million, or 0.8% of net service revenues, was primarily attributable to the acceleration of the vesting of certain equity awards during the three months ended June 30, 2008, as was more fully discussed in Note 13 – “Stock Incentive Plans” to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. The remaining increase in compensation and benefits expense as a percentage of net service revenues in 2008 is primarily a result of increased expenses driven by the implementation of additional incentive plans, base compensation increases and increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years, as well as increases in health insurance costs. These increases were offset by decreased bonuses reflecting our guiding principle related to pay-for-performance compensation plans.

•

Decrease in commission expense of 1.1% of net service revenues, which was primarily attributable to: (i) a decline in the percentage contribution of Search fees, which generally has a higher commission rate, to total gross profit, (ii) productivity being driven by a favorable shift in associate tenure, and (iii) an overall reduction in headcount.

•

During 2007, Kforce recorded reductions to selling, general and administrative expenses of $1.8 million related to a workers’ compensation insurance premium audit, the elimination of an escheatment liability, and other miscellaneous activity. Each of these amounts was related to Kforce’s 2004 acquisition of Hall Kinion and represented 0.2% of net service revenues. These items were not present in 2008.

•	Decreases in discretionary expenses such as lease, travel and office-related expenses including postage and supplies as a percentage of revenue as a result of a focus on cost containment.

The increase in compensation and benefits expense as a percentage of net service revenues in 2007 is primarily a result of increased expenses driven by the implementation of additional incentive plans, increased bonuses reflecting our guiding principle related to pay-for-performance compensation plans, increased headcount, increasing costs of payroll taxes, particularly unemployment taxes which have risen in recent years, as well as increases in health insurance costs. As previously mentioned, these increases were offset by the reduction to SG&A expenses of $1.8 million related to a workers’ compensation insurance premium audit, the elimination of an escheatment liability and other miscellaneous activity. Each of these amounts was related to Kforce’s 2004 acquisition of Hall Kinion and represented 0.2% of net service revenues.

Kforce has substantially restructured both its field and back office operations over the past several years in an effort to manage SG&A expenses. Some of the activities completed over the past three years as a result of restructuring include: (1) the roll-out of a new front-end system that is utilized primarily by our field personnel in the staffing and recruitment process and related methodologies in our field operations to ensure a consistent, disciplined process in our sales, recruiting and delivery activities; (2) the restructuring of our compensation plans to more closely align with actual performance; and (3) the restructuring and consolidation of our technology infrastructure. As a result of increased efficiencies achieved by these actions, we believe our back office and other support service costs will increase at a lower rate than our revenues and profit in a growing environment.

Depreciation and amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2008, 2007 and 2006 as well as the increases experienced during 2008 and 2007:

(in $000’s)	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
Fixed asset depreciation	$2,777	18.0%	$2,353	20.2%	$1,958
Capital lease asset depreciation	2,638	(11.1)	2,969	29.5	2,293
Capitalized software amortization	4,720	29.6	3,641	55.5	2,342
Intangible asset amortization	3,689	(33.2)	5,524	13.1	4,885
Other amortization	—	—	—	(100.0)	73

Total depreciation and amortization	$13,824	(4.6)%	$14,487	25.4%	$11,551

Fixed Asset Depreciation: The $0.4 million increases in 2008 and 2007 were primarily related to increases in the purchase of computer hardware in 2008 and on leasehold improvements in 2007, which resulted primarily from expansions in the business and the number of field office lease renewals.

Capital Lease Asset Depreciation: The $0.3 million decrease and $0.7 million increase in 2008 and 2007, respectively, were primarily related to decisions to purchase certain significant computer equipment in 2008 as opposed to leasing, and increases in computer hardware and furniture and equipment under capital leases as opposed to operating leases in 2007, as determined by SFAS No. 13, Accounting for Leases.

Capitalized Software Amortization: The $1.1 million and $1.3 million increases in 2008 and 2007, respectively, are primarily related to the commencement of amortization on the new back office computer system software in August 2007 offset by the completion of amortization of the front office system in April 2008. During 2007, Kforce implemented additional back office system software modules, which we believe will enhance the efficiency and productivity of our sales and delivery activities such as our order, time entry, billing and cash receipt processes as well as improve customer service.

Intangible Asset Amortization: The $1.8 million decrease in 2008 is primarily related to (i) a decrease in identifiable intangible assets of $6.5 million during the fourth quarter of 2007, which resulted from the finalization of the Bradson valuation, and (ii) certain identifiable intangible assets being fully amortized during 2008. The $0.6 million increase in 2007 is primarily related to the acquisitions of Bradson and PCCI in October and February of 2006, respectively.

Other Expense, Net. Other expense was $2.1 million in 2008, $4.4 million in 2007 and $3.7 million in 2006, and consists primarily of interest expense related to Kforce’s Credit Facility. The decrease of $2.3 million and increase of $0.7 million, respectively, was primarily due to interest expense decreases and increases resulting primarily from the 2006 acquisitions of PCCI and Bradson, which were funded using borrowings under Kforce’s Credit Facility. As a result of Kforce’s continued emphasis on paying down outstanding debt during 2008 and 2007, corresponding decreases in interest expense have been realized. The reduction in 2008 was also related to a decline in Kforce’s weighted average borrowing rate.

Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate for continued operations”) for each of the three years ended December 31, 2008 was (2.2)%, 39.3% and 38.7%, respectively. The change in the effective tax rate for 2008 was primarily related to the largely non-deductible goodwill impairment charge.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations include the consolidated income and expense of Kforce’s Scientific and Nursing businesses. During the three months ended June 30, 2008, Kforce completed the sale of its Scientific and per-diem Nursing businesses resulting in a pre-tax gain of $7.3 million for the year ended December 31, 2008. Included in the determination of the pre-tax gain is $2.1 million of goodwill that was allocated to the carrying value of these businesses upon disposition, and transaction expenses which primarily include commissions, legal fees and transaction bonuses totaling $1.4 million. Kforce does not currently anticipate incurring any significant costs related to these discontinued operations in future periods.

Income tax expense as a percentage of income from discontinued operations, before income taxes, for each of the three years ended December 31, 2008 was 41.0%, 39.3% and 38.7%, respectively. The increase in the effective income tax rate of discontinued operations for the year ended December 31, 2008 is primarily related to the non-deductibility of a portion of the goodwill that was allocated to the carrying value of the per-diem Nursing business upon its disposition.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At December 31, 2008, Kforce had $60.3 million in working capital compared to $95.3 million in 2007. Kforce’s current ratio (current assets divided by current liabilities) was 1.7 at the end of 2008 as compared to 2.1 at the end of 2007. As a result of the significant reduction in Kforce’s long-term debt driven primarily by strong cash flows from operations during the year ended December 31, 2008, offset by the net loss for 2008 due to the goodwill and intangible asset impairment charge, our percentage of long-term debt (defined as borrowings under our Credit Facility) to equity increased to 18.5% as of December 31, 2008 from 16.1% as of December 31, 2007.

Please see the accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008 in Item 8. Financial Statements and Supplementary Data, for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities, (ii) reducing the outstanding balance of our Credit Facility, (iii) repurchasing our common stock, (iv) investing in our infrastructure to allow sustainable growth via capital expenditures, and (iv) making strategic acquisitions.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next twelve months. However, deterioration in the economic environment and market conditions could negatively impact operating results and liquidity as well as the ability of our lenders to fund borrowings. There is no assurance that: (a) our lenders will be able to fund our borrowings; or (b) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties.

Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

The following table presents a summary of our cash flows from operating, investing and financing activities, as follows:

	Years Ended December 31,
(in $000’s)	2008	2007	2006
Cash provided by (used in):
Operating activities	$89,328	$48,770	$51,948
Investing activities	(39,442)	(14,388)	(144,142)
Financing activities	(50,309)	(34,888)	56,679

Net decrease in cash and cash equivalents	$(423)	$(506)	$(35,515)

Discontinued Operations

As was previously discussed, Kforce sold its Scientific and its per-diem Nursing businesses on April 29, 2008 and June 29, 2008, respectively. The accompanying Consolidated Statements of Cash Flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the year ended December 31, 2008, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net (loss) income are principally related to adjustments to net (loss) income for certain non-cash charges such as a goodwill and intangible asset impairment charge, depreciation and amortization expense, stock-based compensation and the gain on sale of discontinued operations. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for the three years ended December 31, 2008 in Item 8. Financial Statements and Supplementary Data. The largest source and use of operating cash flows for Kforce are the collection of customer accounts receivable and the payment of our employee and consultant population’s compensation, which includes base salary, commissions and bonuses. The increase in operating activities in 2008 is primarily related to the collection of customer accounts receivable.

Investing Activities

Kforce’s acquisitions of RDI in 2008 and Bradson and PCCI in 2006 were substantially funded with borrowings under our Credit Facility. In addition, capital expenditures have been made over the years on Kforce’s infrastructure as we grow our business. Capital expenditures during 2008 and 2007 were $8.5 million and $11.4 million, respectively. The capital expenditures in 2007 were substantially related to additional back office system software modules, which, as mentioned previously, went live during August 2007. We believe these investments will enhance the efficiency and productivity of our sales and delivery activities such as our order, time entry, billing and cash receipt processes as well as improve customer service. We believe that 2008 was a more normalized level of capital expenditures that we would expect to see for the foreseeable future. Kforce believes it has sufficient cash and/or availability under its Credit Facility to make any necessary future capital expenditures.

Cash proceeds from the dispositions of our Scientific and per-diem Nursing businesses were $12.0 million for the year ended December 31, 2008. We continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities

During 2008, open market repurchases of common stock were $36.7 million. In addition, strong operating cash flows and the disposition of businesses allowed Kforce to reduce its outstanding borrowings under the Credit Facility to $38.0 million as of December 31, 2008 from $50.3 million as of December 31, 2007, even after factoring in the acquisition of RDI. Kforce’s outstanding borrowings under the Credit Facility in October 2006, following the acquisition of Bradson, were $103.0 million and were $0 immediately preceding the acquisition of RDI, which reflects Kforce’s ability to use strong operating cash flows as well as the proceeds from the disposition of certain businesses to reduce outstanding borrowings.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are $140 million, which includes a revolving loan tranche of up to $125 million (the “Revolving Loan Amount”) and a $15 million sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed up to $25 million was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or Prime. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15 million. As of December 31, 2008, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, the goodwill and other intangible asset impairment charge would result in Kforce failing the fixed charge coverage ratio under its current definition, which would constitute an event of default. The Credit Facility expires during November 2011.

As of December 31, 2008, $38.0 million was outstanding and $53.7 million was available under the Credit Facility. As of March 6, 2009, $52.5 million was outstanding and $50.3 million was available under the Credit Facility. Kforce is not currently aware of any inability of our bank group participants to provide access to the full commitment of funds that exist under our Credit Facility, if necessary. However, due to recent economic conditions and the deteriorating business climate facing financial institutions, there can be no assurance that such facility will remain available to Kforce, even though it is a binding commitment.

Off-Balance Sheet Arrangements

Kforce does not have any off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.

Stock Repurchases

As of December 31, 2007, $14.8 million remained available for future repurchases. During February 2008, our Board of Directors increased its authorization for open market repurchases of common stock by $50 million to bring the total to $64.8 when combined with the $14.8 million that was available under the then-current Board authorization as of December 31, 2007. During November 2008, our Board of Directors increased its authorization for repurchases of common stock to $75 million.

During the year ended December 31, 2008, Kforce repurchased 4.5 million shares of common stock at a total cost of $37.9 million. As of December 31, 2008, $74.8 million remains available for future repurchases.

On December 31, 2008, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Exchange Act, which was effective from January 1, 2009 through February 13, 2009. This corporate stock repurchase plan was subject to certain price, market, volume and timing constraints, which were specified in the plan.

Contractual Obligations and Commitments

The following table presents our expected future contractual obligations as of December 31, 2008:

	Payments due by period
(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$37,382	$9,399	$12,474	$7,415	$8,094
Capital lease obligations	4,758	2,163	2,011	584	—
Credit facility	38,022	—	38,022	—	—
Interest payable – credit facility (a)	2,844	1,004	1,840	—	—
Purchase obligations	6,969	3,199	3,560	210	—
Liability for unrecognized tax positions – FIN 48 (b)	—	—	—	—	—
Deferred compensation plan liability (c)	12,180	683	968	496	10,033
Other (d)	—	—	—	—	—
Supplemental executive retirement plan (e)	28,447	—	—	7,378	21,069
Supplement executive retirement health plan (e)	2,424	—	—	11	2,413
Foreign defined benefit pension plan (f)	8,844	—	196	—	8,648

Total	$141,870	$16,448	$59,071	$16,094	$50,257

(a)	Kforce’s weighted average interest rate as of December 31, 2008 was 2.64%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the Credit Facility, which expires in November 2011.
(b)	Kforce’s liability for unrecognized tax positions pursuant to FIN 48 as of December 31, 2008 was $0.2 million. This balance has been excluded from the table above due to the significant uncertainty with respect to expected settlements.
(c)	Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly-compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities and other long-term liabilities, respectively, are payable upon retirement or termination of employment. Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees retire or terminate during that time.
(d)	Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $5.1 million outstanding as security for workers’ compensation and property insurance policies as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15 million under its Credit Facility.
(e)	There is no funding requirement associated with the SERP or the SERHP. Although the funding amount is not currently known, Kforce anticipates funding the SERP and SERHP during 2009. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2008. See Note 12 – “Employee Benefit Plans” to the Consolidated Financial Statements for more detail.
(f)	Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2008. There is no funding requirement associated with this plan.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Income Tax Audits

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. As of December 31, 2008, Kforce Global Solutions, a wholly-owned subsidiary of Kforce Government Holdings, Inc., had an ongoing audit of their 2006 tax return with the Philippines Bureau of Inland Revenue. No assessments related to this audit have been proposed as of December 31, 2008. Although Kforce’s history with income tax audits has been positive, which we believe will continue in the future, Kforce can make no assurances that this will continue.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks, primarily changes in interest rates. The sensitivity analysis presented below for our Credit Facility is based on a 10% change in interest rates. This change is a hypothetical scenario and is used to calibrate potential risk and does not represent our view of future market changes.

As of December 31, 2008, we had approximately $38.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 2.64% at December 31, 2008. A hypothetical 10% increase in interest rates in effect at December 31, 2008 would have the effect of increasing annualized interest expense on borrowings outstanding as of December 31, 2008 by $0.1 million.

From time to time, Kforce enters into interest rate swaps to minimize the risks and costs associated with financing activities. We do not engage in trading market-risk-sensitive instruments for speculative purposes. As of and during the three years ended December 31, 2008, there were no interest rate swaps outstanding nor did Kforce enter into or settle any interest rate swaps.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 1% of net service revenues for the year ended December 31, 2008 and because our international operations’ functional currency is the US Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Kforce’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 11, 2009

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Net service revenues	$997,017	$972,781	$868,001
Direct costs of services	652,366	620,758	563,252

Gross profit	344,651	352,023	304,749
Selling, general and administrative expenses, excluding impairment	286,475	272,335	241,503
Goodwill and intangible asset impairment	129,409	—	—

Selling, general and administrative expenses	415,884	272,335	241,503
Depreciation and amortization	13,824	14,487	11,551

(Loss) Income from operations	(85,057)	65,201	51,695
Other expense (income):
Interest income	(73)	(178)	(174)
Interest expense	2,331	4,603	3,966
Other income	(122)	(3)	(91)

(Loss) Income from continuing operations, before income taxes	(87,193)	60,779	47,994
Income tax expense	1,928	23,856	18,550

(Loss) Income from continuing operations	(89,121)	36,923	29,444
Income from discontinued operations, net of income taxes	5,013	3,444	3,075

Net (loss) income	(84,108)	40,367	32,519
Other comprehensive income:
Pension and postretirement plans adjustments, net of tax	389	—	—

Comprehensive (loss) income	$(83,719)	$40,367	$32,519

(Loss) Earnings per share – basic
From continuing operations	(2.26)	0.90	0.73
From discontinued operations	0.13	0.08	0.08

(Loss) Earnings per share – basic	$(2.13)	$0.98	$0.81

(Loss) Earnings per share – diluted
From continuing operations	(2.26)	0.87	0.70
From discontinued operations	0.13	0.08	0.07

(Loss) Earnings per share – diluted	$(2.13)	$0.95	$0.77

Weighted average shares outstanding – basic	39,471	41,308	40,189

Weighted average shares outstanding – diluted	39,471	42,294	42,012

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	DECEMBER 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$660	$1,083
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,370 and $3,002, respectively	132,428	166,777
Income tax refund receivable	487	377
Deferred tax asset, net	5,994	8,409
Prepaid expenses and other current assets	6,177	4,268

Total current assets	145,746	180,914
Fixed assets, net	14,687	13,355
Other assets, net	29,032	31,982
Deferred tax asset, net	10,627	—
Intangible assets, net	10,604	12,276
Goodwill	140,119	237,609

Total assets	$350,815	$476,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$28,084	$25,222
Accrued payroll costs	51,310	53,613
Other current debt	1,917	3,859
Income taxes payable	4,133	2,872

Total current liabilities	85,444	85,566
Long-term debt – credit facility	38,022	50,330
Long-term debt – other	2,294	2,670
Deferred tax liability, net	—	6,624
Other long-term liabilities	19,212	18,478

Total liabilities	144,972	163,668

Commitments and contingencies (see Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 61,866 and 60,919 issued, respectively	619	609
Additional paid-in capital	325,187	310,165
Accumulated other comprehensive income	389	—
Retained earnings	28,472	112,580
Treasury stock, at cost; 23,850 and 19,365 shares, respectively	(148,824)	(110,886)

Total stockholders’ equity	205,843	312,468

Total liabilities and stockholders’ equity	$350,815	$476,136

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Common stock – shares:
Shares at beginning of period	60,919	60,383	57,895
Exercise of stock options	371	536	1,740
Stock issued for business acquired	—	—	450
Issuance of restricted stock	576	—	298

Shares at end of period	61,866	60,919	60,383

Common stock – par value:
Balance at beginning of period	$609	$604	$579
Exercise of stock options	4	5	17
Stock issued for business acquired	—	—	5
Issuance of restricted stock	6	—	3

Balance at end of period	$619	$609	$604

Additional paid-in capital:
Balance at beginning of period	$310,165	$300,485	$278,486
Exercise of stock options	2,591	4,113	10,401
Income tax benefit from restricted stock and stock option exercises	416	1,530	5,700
Stock issued for business acquired	—	—	5,197
Reclassification of unamortized stock-based compensation to additional paid-in capital	—	—	(1,094)
Stock-based compensation	11,744	3,430	1,160
Employee stock purchase plan	277	607	638
Issuance of restricted stock	(6)	—	(3)

Balance at end of period	$325,187	$310,165	$300,485

Unamortized stock-based compensation:
Balance at beginning of period	$—	$—	$(1,094)
Reclassification of unamortized stock-based compensation to additional paid-in capital	—	—	1,094

Balance at end of period	$—	$—	$—

Accumulated other comprehensive income:
Balance at beginning of period	$—	$—	$—
Pension and postretirement plans adjustment, net of tax of $310	389	—	—

Balance at end of period	$389	$—	$—

Retained earnings:
Balance at beginning of period	$112,580	$72,213	$39,694
Net (loss) income	(84,108)	40,367	32,519

Balance at end of period	$28,472	$112,580	$72,213

Treasury stock – shares:
Shares at beginning of period	19,365	19,451	19,238
Open market repurchases of common stock	4,395	—	385
Shares tendered in payment of the exercise price of stock options	52	—	—
Shares repurchased for minimum tax withholding on restricted stock awards and stock option exercises	134	—	—
Employee stock purchase plan	(96)	(86)	(172)

Shares at end of period	23,850	19,365	19,451

Treasury stock – cost:
Balance at beginning of period	$(110,886)	$(111,377)	$(106,963)
Open market repurchases of common stock	(36,712)	—	(5,373)
Shares tendered in payment of the exercise price of stock options	(578)	—	—
Shares repurchased for minimum tax withholding on restricted stock awards and stock option exercises	(1,220)	—	—
Employee stock purchase plan	572	491	959

Balance at end of period	$(148,824)	$(110,886)	$(111,377)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(84,108)	$40,367	$32,519
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Goodwill and intangible asset impairment	129,409	—	—
Deferred income tax (benefit) provision, net	(16,389)	6,176	18,603
Gain on sale of discontinued operations	(7,330)	—	—
Provision for (recovery of) bad debts on accounts receivable and fallouts	5,135	1,214	(1,721)
Depreciation and amortization	13,824	14,487	11,552
Stock-based compensation	11,744	3,430	1,160
Pension and postretirement benefit plans expense	2,860	2,129	4
Amortization of alternative long-term incentive expense	—	641	867
Tax benefit attributable to option exercises	416	1,530	—
Excess tax benefit attributable to option exercises	(57)	(934)	(4,058)
Deferred compensation liability (decrease) increase, net	(5,261)	996	859
Loss (gain) on cash surrender value of company-owned life insurance policies	6,168	(309)	(521)
Loss (gain) on asset sales	158	(406)	24
Other	(24)	—	—
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables, net	31,748	(33,538)	(10,207)
Income tax refund receivable	(110)	690	2,140
Prepaid expenses and other current assets	(236)	122	53
Other assets, net	476	143	111
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable and other current liabilities	(318)	422	(1,282)
Accrued payroll costs	(3,798)	8,256	2,125
Income taxes payable	1,413	2,275	(1,009)
Other long-term liabilities	3,608	1,079	729

Cash provided by operating activities	89,328	48,770	51,948

Cash flows from investing activities:
Acquisitions, net of cash received	(38,404)	339	(136,732)
Proceeds from disposition of businesses	12,036	—	—
Capital expenditures	(8,505)	(11,417)	(6,433)
Premiums paid for company-owned life insurance	(4,594)	(3,825)	(3,643)
Cash proceeds received upon surrender of company-owned life insurance	—	—	2,603
Cash proceeds from asset sales	25	515	63

Cash used in investing activities	(39,442)	(14,388)	(144,142)

Cash flows from financing activities:
Proceeds from bank line of credit	395,232	343,057	443,615
Payments on bank line of credit	(407,540)	(379,162)	(392,180)
Payment of loan financing costs	—	—	(529)
Payment of capital expenditure financing	(2,706)	(3,835)	(3,330)
Short-term vendor financing	563	—	—
Proceeds from exercise of stock options, net of shares tendered in payment of exercise price of stock options	2,017	4,118	10,418
Excess tax benefit attributable to option exercises	57	934	4,058
Shares repurchased for minimum tax withholding on restricted stock awards and stock option exercises	(1,220)	—	—
Open market repurchases of common stock	(36,712)	—	(5,373)

Cash (used in) provided by financing activities	(50,309)	(34,888)	56,679

Change in cash and cash equivalents	(423)	(506)	(35,515)
Cash and cash equivalents at beginning of year	1,083	1,589	37,104

Cash and cash equivalents at end of year	$660	$1,083	$1,589

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following fields: Technology, Finance and Accounting, Health and Life Sciences and Government. Kforce provides flexible staffing services and solutions on both a temporary and full-time basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida as well its 63 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 1% of net service revenues for the years ended December 31, 2008, 2007 and 2006.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts and fallouts, accounting for goodwill and identifiable intangible assets and any related impairment, self-insured liabilities for workers’ compensation and health insurance, stock-based compensation, pension obligations and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Cash and Cash Equivalents

Kforce classifies all highly liquid investments with an original initial maturity of three months or less as cash equivalents. Cash and cash equivalents consist of cash on hand with banks, either in commercial accounts, or overnight interest-bearing money market accounts and at times may exceed federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value, due to the short duration of their maturity.

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, a specific analysis of material receivable balances that are past due, which is based on each receivable’s contractual terms and concentration of accounts receivable among clients in establishing this reserve. Trade receivables are written off by Kforce after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 4.6% and 1.8% as of December 31, 2008 and 2007, respectively. In determining its allowance for doubtful accounts and fallouts reserve as of December 31, 2008, management considered significant developments, such as the rise in sudden business failures resulting primarily from the turmoil in the financial and credit markets, the U.S. recession, as well as Kforce’s exposure to customers in high-risk sectors such as the financial services industry.

As of December 31, 2008 and 2007, there was no individual client that had a receivable balance greater than 3.9% and 7.3%, respectively, of gross accounts receivable.

Revenue Recognition

We earn revenue from two primary sources: Flexible billings and Search fees. Flexible billings are recognized as the services are provided by Kforce’s temporary employees, who are Kforce’s legal employees while they are working on assignments. Kforce pays all related costs of such employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Search fees are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenue net of an estimated reserve for “fallouts,” which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less.

Net service revenues represent services rendered to customers less credits, discounts, rebates and allowances for fallouts. Revenue includes reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.

Our Government Solutions segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years. Revenues from contracts with fees based on time and materials or cost-plus, which account for the vast majority of this segment’s contracts, are recognized as the services are performed and amounts are earned in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB No. 104, Revenue Recognition (“SAB 104”). Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. In addition, in such contracts, the fees earned are based on contractually established bill rates. Our Government Solutions segment does not generate any Search fees.

Direct Costs of Services

Direct costs of services are composed primarily of payroll wages, payroll taxes, payroll-related insurance for Kforce’s flexible employees, and subcontract costs. Direct costs of permanent placement services primarily consist of reimbursable expenses. Direct costs of services exclude depreciation and amortization expense, which is presented on a separate line in the accompanying consolidated statements of operations and comprehensive income (loss).

Income Taxes

Kforce accounts for income taxes under the principles of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options, exercises of non-qualified options and vesting of restricted stock are reflected as increases in additional paid-in capital.

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

Fair Value of Financial Instruments

Kforce uses fair value measurements in areas that include, but are not limited to, the allocation of purchase price consideration to tangible and identifiable intangible assets and liabilities, impairment of goodwill and long-lived assets, share-based compensation arrangements. Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments. However, considerable judgment is required in interpreting data to develop the estimates of fair value. The fair values of Kforce’s financial instruments are estimated based on current market rates and instruments with the same risk and maturities. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value due to the variable nature of the interest rates under our Credit Facility.

On January 1, 2008, Kforce adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), which established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact on our consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), Kforce performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its operating segments by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce consistently determines the fair market value of its reporting units based on a weighting of both the present value of future projected cash flows (the “income approach”) and the use of comparative market multiples (the “market approach”). The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples to arrive at a fair value. The income approach is based on assumptions that are consistent with Kforce’s estimates of future cash flows. Factors requiring significant judgment include assumptions related to future growth rates, discount factors, and tax rates, among other considerations. Changes in economic or operating conditions that occur after the annual impairment analysis and that impact these assumptions, may result in a future goodwill impairment charge.

As is more fully described in Note 6, Kforce completed its annual goodwill impairment test as of December 31, 2008 for each of its reporting units and, as a result, recorded an impairment charge of $128,429, which is included in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income. No impairment charge was recorded for the years ended December 31, 2007 and 2006.

Other Intangible Assets

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete agreements, contractual relationships, customer contracts, trademarks and trade names. For definite-lived intangible assets, Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the period of expected benefit, which ranges from 1 to 15 years.

The impairment evaluation for indefinite lived intangible assets, which for Kforce consists of trademarks and trade names, is conducted as of December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an asset may be impaired.

As is more fully described in Note 6, Kforce completed its annual impairment test as of December 31, 2008 and, as a result, recorded an impairment charge of $980, which is included in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss). No impairment charge was recorded for the years ended December 31, 2007 and 2006.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. Outside of the impairment charges discussed in the preceding section, there were no other impairment charges recorded during the three years ended December 31, 2008.

Capitalized Software

Kforce purchases, and in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $1,776, $5,592 and $2,331 during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

As of January 1, 2006, Kforce accounts for stock-based compensation under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). This statement requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Workers’ Compensation

Kforce retains the economic burden for the first $250 per occurrence in workers’ compensation claims except (i) in states that require participation in state-operated insurance funds and (ii) for its Government Solutions segment which is fully insured for workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes insurance premiums paid, claims administration fees charged by Kforce’s workers’ compensation administrator, premiums paid to state-operated insurance funds and an estimate for Kforce’s liability for Incurred but Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

Kforce estimates its workers’ compensation liability based upon historical claims experience, actuarially determined loss development factors, and qualitative considerations such as claims management activities.

Taxes Assessed by Governmental Agencies – Revenue Producing Transactions

Kforce adopted Emerging Issues Task Force (“EITF”) Issue No. 06-3 (“EITF 06-3”), Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions, on January 1, 2007, which did not have an impact on Kforce’s consolidated financial statements. Kforce collects sales tax for various taxing authorities and it is our policy to record these amounts on a net basis; thus, sales tax amounts are not included in net service revenues.

Health Insurance

Except for certain fully insured health insurance lines of coverage, Kforce retains liability of up to $250 annually for each health insurance participant. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and IBNR claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.

Business Combinations

Kforce utilizes the purchase method in accounting for acquisitions whereby the total purchase price is first allocated to the tangible and identifiable intangible assets acquired and liabilities assumed, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value, whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

Accounting for Postretirement Benefits

We adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) on December 31, 2006. SFAS 158 requires Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. SFAS 158 also requires Kforce to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions.

Under SFAS 158, Kforce continues to apply the provisions of SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and SFAS No. 88, Employers’ Accounting for Settlements and Curtailment of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), in measuring plan assets and benefit obligations and in determining the net periodic benefit cost associated with the Supplemental Executive Retirement Plan. In addition, Kforce continues to apply the provisions of SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) in measuring plan assets and benefit obligations and in determining the net periodic benefit cost associated with the Supplemental Executive Retirement Health Plan.

Amortization of a net unrecognized gain or loss in accumulated other comprehensive income is included as a component of net periodic benefit cost and net periodic postretirement benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or accumulated postretirement benefit obligation. If amortization is required, the minimum amortization shall be that excess divided by the average remaining service period of active plan participants.

(Loss) Earnings per Share

Basic loss or earnings per share is computed as loss or earnings divided by weighted average number of common shares outstanding during the period. Diluted loss or earnings per common share is computed by dividing the loss or earnings attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss or earnings per share for the three years ended December 31, 2008:

	Years Ended December 31,
	2008	2007	2006
Numerator:
(Loss) income from continuing operations	$(89,121)	$36,923	$29,444
Income from discontinued operations, net of tax	5,013	3,444	3,075

Net (loss) income	$(84,108)	$40,367	$32,519

Denominator:
Weighted average shares outstanding – basic	39,471	41,308	40,189
Common stock equivalents	—	986	1,823

Weighted average shares outstanding – diluted	39,471	42,294	42,012

(Loss) earnings per share – basic:
From continuing operations	$(2.26)	$0.90	$0.73
From discontinued operations	0.13	0.08	0.08

(Loss) earnings per share – basic	$(2.13)	$0.98	$0.81

(Loss) earnings per share – diluted:
From continuing operations	$(2.26)	$0.87	$0.70
From discontinued operations	0.13	0.08	0.07

(Loss) earnings per share – diluted	$(2.13)	$0.95	$0.77

For the years ended December 31, 2008, 2007 and 2006, the total weighted average awards to purchase or receive 5,401, 826, and 1,201 shares of common stock were not included in the computations of diluted (loss) earnings per share, respectively, because these options would have had an anti-dilutive effect on (loss) earnings per share.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income solely includes the net after-tax impact of unrecognized actuarial gains and losses related to (i) the supplemental executive retirement benefit plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our international Philippine operations. Since each of these plans is unfunded as of December 31, 2008, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if a remeasurement is necessary.

This information is provided in our consolidated statements of operations and comprehensive income (loss).

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. SFAS 141R also changes the recognition of assets acquired and liabilities assumed arising from contingencies, and requires the expensing of acquisition-related costs as incurred, among others. SFAS 141R will apply prospectively to business combinations occurring in our fiscal year beginning January 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In February 2008, the FASB also issued FSP No. 157-1 (“FSP 157-1”) that excludes leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements. We do not expect the SFAS 157 related guidance to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect EITF 08-7 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects are unknown at this time and will depend upon the nature, terms and value of the intangible assets purchased after the effective date.

International Financial Reporting Standards (IFRS) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the United States, which could, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace GAAP reporting requirements with IFRS reporting requirements. We are currently investigating the implications should we be required to adopt IFRS in the future.

2. Discontinued Operations

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

Although the services provided under the Scientific TSA generated continuing cash flows between Kforce and the Scientific Buyer, the amounts were not considered to be either direct cash flows or significant to the ongoing operations of either entity. Also, Kforce received an earnout payment of $1,500 from the Scientific Buyer in September 2008. However, under the provisions of EITF Issue No. 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”), contingent purchase consideration is considered an indirect continuing cash flow. In addition, Kforce had no contractual ability through the Scientific APA or any other agreement to significantly influence the operating or financial policies of the Scientific Buyer. As a result, pursuant to the provisions of EITF 03-13, Kforce had no significant continuing involvement in the operations of its Scientific business and, as such, classified such operating results as discontinued operations.

In accordance with the Scientific APA, Kforce is obligated to indemnify the Scientific Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Scientific APA shall, with the exception of certain items, cease 18 months from the Scientific Closing Date and are limited to an aggregate of $3,475. Kforce believes any exposure under the indemnification provisions is remote and, as a result, did not record a liability as of December 31, 2008.

Nursing

On June 29, 2008 (the “Nursing Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Nursing APA”) pursuant to which it sold its per-diem Nursing business, a non-core business within its Health and Life Sciences segment, to Realtime Services, Inc. (the “Nursing Buyer”) for $1,500 in cash, which was paid at closing. Additionally, Kforce and the Nursing Buyer entered into a subordinated secured promissory note in the amount of $500 (the “Note”) that bears interest at a fixed rate of 6.0%. The interest and principal amount of the Note have been fully reserved. A balloon payment of $500 plus all accrued and unpaid interest is due on June 30, 2011, the maturity date of the Note. The Note is collateralized by a lien on all of the Nursing Buyer’s assets but is subordinated to the Nursing Buyer’s obligations to its lender.

In connection with the closing of the sale, Kforce entered into certain ancillary agreements with the Nursing Buyer, including a Transition Services Agreement (the “Nursing TSA”). Through the Nursing TSA, Kforce provided various temporary support services. The fees for these services were generally equivalent to Kforce’s cost. No such services will be provided in future periods.

Although the services provided under the Nursing TSA generated continuing cash flows between Kforce and the Nursing Buyer, the amounts were not considered to be direct cash flows of the discontinued operation, as defined in EITF 03-13, nor were they significant to the ongoing operations of either entity. Kforce had no contractual ability through the Nursing APA or any other agreement to significantly influence the operating or financial policies of the Nursing Buyer. As a result, under the provisions of EITF 03-13, Kforce had no significant continuing involvement in the operations of the per-diem Nursing business sold to the Nursing Buyer and, as such, classified such operating results as discontinued operations.

In accordance with the Nursing APA, Kforce is obligated to indemnify the Nursing Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Nursing APA will, with the exception of certain items, cease 12 months from the Nursing Closing Date and are limited to an aggregate of $375. Kforce believes any exposure under the indemnification provisions is remote and, as a result, did not record a liability as of December 31, 2008.

In addition, during the three months ended June 30, 2008, Kforce commenced and completed efforts to wind down the remaining operations of its non per-diem Nursing business, which included the permanent placement of a number of its temporary employees that were previously on assignment with its customers.

The financial results of Scientific and Nursing have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss). The following summarizes the results from discontinued operations for each of the three years ended December 31, 2008:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Net service revenues	$23,604	$64,134	$70,447
Direct costs of services and operating expenses	(22,437)	(58,465)	(65,435)

	1,167	5,669	5,012
Gain on sale of discontinued operations	7,330	—	—

Income from discontinued operations, before income taxes	8,497	5,669	5,012
Income tax expense	(3,484)	(2,225)	(1,937)

Income from discontinued operations, net of income taxes	$5,013	$3,444	$3,075

Included in the gain on sale of discontinued operations for the year ended December 31, 2008 are transaction expenses which primarily include commissions, legal fees, and transaction bonuses totaling $1,437. As of December 31, 2007, accounts receivable pertaining to discontinued operations of $8,848 were outstanding and are classified in trade receivables. Accounts receivable pertaining to the discontinued operations of Scientific as of the Scientific Closing Date were sold to the Scientific Buyer. As of December 31, 2008, there were no assets related to discontinued operations. Kforce does not currently anticipate incurring any significant costs related to discontinued operations in future periods.

Kforce utilized the cash proceeds from the sale of our Scientific and per-diem Nursing businesses to reduce outstanding borrowings under our Credit Facility as well as to repurchase common stock.

Acceleration of Equity Awards

Kforce granted 361 Stock Appreciation Rights (“SARS”) and 575 shares of Performance Accelerated Restricted Stock (“PARS”) on January 2, 2008 to Kforce’s Chief Executive Officer and the next four highest compensated executive officers (collectively, “Named Executive Officers” or “NEOs”) in accordance with the 2007 performance bonus plan. These equity awards included a provision whereby their vesting could be accelerated at the discretion of the Compensation Committee should there be a sufficient gain on the disposal of a portion of Kforce’s business. As a result of the dispositions discussed above, Kforce’s Compensation Committee approved the acceleration of the vesting of these equity awards on June 30, 2008, which resulted in the acceleration and recognition of $6,009 of compensation expense during the quarter ended June 30, 2008. This expense has been classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

3. Fixed Assets

Major classifications of fixed assets and related useful lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2008	2007
Land		$1,310	$1,310
Furniture and equipment	5-7 years	7,362	7,790
Computer equipment	3-5 years	4,563	2,866
Leasehold improvements	3-15 years	7,392	5,878
Capital leases	3-5 years	9,197	8,960

		29,824	26,804
Less accumulated depreciation and amortization		15,137	13,449

		$14,687	$13,355

Depreciation and amortization expense during the years ended December 31, 2008, 2007 and 2006 was $5,415, $5,322 and $4,251, respectively.

4. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Current:
Federal	$14,951	$16,515	$90
State	2,233	1,326	18
Deferred	(15,256)	6,015	19,325
Decrease in valuation allowance	—	—	(883)

	$1,928	$23,856	$18,550

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rates for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	0.4	3.4	4.6
Non-deductible meals and entertainment	(0.3)	0.9	0.7
Non-deductible goodwill impairment	(37.6)	—	—
Other	0.3	—	—
Deferred tax asset valuation allowance	—	—	(1.6)

Effective tax rate	(2.2)%	39.3%	38.7%

Deferred income tax assets and liabilities are composed of the following:

	DECEMBER 31,
	2008	2007
Deferred taxes, current:
Assets:
Allowance for doubtful accounts and fallouts	$2,696	$1,271
Accrued liabilities	1,673	2,033
Federal net operating loss carryforwards	1,032	2,063
State net operating loss carryforwards	447	725
Deferred compensation	285	359
Stock-based compensation	634	—
Other	741	2,672

	7,508	9,123

Liabilities:
Prepaid expenses	(663)	(714)
Other	(851)	—

Deferred tax asset, net – current	5,994	8,409

Deferred taxes, non-current:
Assets:
Deferred compensation	7,257	5,751
Stock-based compensation	3,681	—
Pension and post-retirement benefit plans	1,888	—
Federal net operating loss carryforward	386	1,418
Amortization of goodwill and intangible assets, net	999	—
Other	526	308

	14,737	7,477

Liabilities:
Depreciation of fixed assets	(3,887)	(4,889)
Amortization of goodwill and intangible assets	(223)	(9,212)

Deferred tax asset (liability), net – non-current	10,627	(6,624)

Net deferred tax asset	$16,621	$1,785

At December 31, 2008, Kforce had federal net operating loss carryforwards (“NOLs”) of approximately $4,051, which expire in varying amounts through 2024. Further, Kforce has approximately $7,332 of state tax NOLs at December 31, 2008, which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2022. Kforce incurred NOLs for both federal and state income tax purposes in 2004, 2002 and 2001. For accounting purposes, the estimated tax effects of such NOLs, plus other temporary differences, result in current and non-current deferred tax assets. However, a determination must be made that it is “more likely than not” that the NOLs will be utilized for tax purposes, or valuation allowances must be established to offset such assets. There were no valuation allowances recorded against deferred tax assets as of December 31, 2008 or 2007.

Kforce is periodically subject to U.S. Internal Revenue Service audits, as well as state and other local income tax audits, for various tax years. At December 31, 2008 and 2007, we had no outstanding income tax audits with the Internal Revenue Service. As of December 31, 2008, Kforce Global Solutions, a wholly-owned subsidiary of Kforce Government Holdings, Inc., had an ongoing audit of its 2006 tax return with the Philippines Bureau of Inland Revenue. No assessments related to this audit were proposed as of December 31, 2008.

Uncertain Income Tax Positions

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	DECEMBER 31,
	2008	2007
Beginning balance	$517	$877
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	6	14
Reductions for tax positions of prior years	—	(243)
Settlements	(323)	(131)

Ending balance	$200	$517

The entire amount of these unrecognized tax benefits as of December 31, 2008, if recognized, would impact income tax expense pursuant to SFAS 141(R). No significant changes to Kforce’s uncertain tax positions are expected over the next 12-month period.

Kforce recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, interest and penalties recognized and the cumulative amount accrued as of each year-end were not significant.

Kforce and its subsidiaries file income tax returns in the U. S. federal jurisdiction and various states. Kforce Global Solutions, Inc. files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S income tax examinations by tax authorities for years before 2002.

5. Other Assets

	DECEMBER 31,
	2008	2007
Cash surrender value of life insurance policies	$14,953	$16,527
Capitalized software, net of amortization	12,341	13,471
Prepaid rent – headquarters, net of amortization	742	852
Deferred loan costs, net of amortization	428	579
Other non-current assets	568	553

	$29,032	$31,982

The cash surrender value of company-owned life insurance policies relates to policies maintained by Kforce on certain participants in the deferred compensation plan, which could be used to fund the related obligations (Note 12). In June 2006, the EITF reached a consensus on Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”), which addresses the amount that can be reported as an asset under a company’s life insurance policies based upon the amount that can be realized under the contractual terms on a policy-by-policy basis. We adopted EITF 06-5 in the first quarter of 2007, and it did not have any impact on Kforce’s consolidated financial statements.

Kforce capitalized software purchases as well as direct costs associated with software developed for internal use of approximately $3,578 and $8,681 during 2008 and 2007, respectively. The decrease from 2007 was primarily a result of the implementation of additional back office software modules, which went live during August 2007. Accumulated amortization on capitalized software was $13,125 and $8,755 as of December 31, 2008 and 2007, respectively. Amortization expense on capitalized software during the years ended December 31, 2008, 2007 and 2006 was $4,720, $3,641 and $2,342, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

As discussed in Note 2, Kforce disposed of a portion of its Health and Life Sciences reporting unit during the three months ended June 30, 2008. In accordance with SFAS 142, Kforce performed an interim impairment test of the Health and Life Sciences reporting unit after the disposition. This impairment test did not indicate that impairment existed as of the interim measurement date.

Kforce performed its annual impairment assessment of the carrying value of goodwill as required under SFAS 142 as of December 31, 2008, 2007 and 2006. Upon completion of the December 31, 2007 and 2006 annual impairment assessments, Kforce determined that no impairment was indicated.

In accordance with SFAS 142, we compared the carrying value of each of our four reporting units to their estimated fair value. For the December 31, 2008 impairment test, Kforce estimated the fair value of each of our four reporting units based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts developed by management for planning purposes and consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of 5 years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each reporting unit and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. A terminal value growth rate of 3.0% was used for each reporting unit. The income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital, ranging from 9.5% to 14.6%. The market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit, to determine its value. Kforce utilized invested capital/revenue multiples ranging from 0.10 to 0.80, invested capital/EBITDA multiples ranging from 1.5 to 6.0 and invested capital/EBIT multiples ranging from 2.0 to 8.1 in order to value each of its reporting units under the market approach. Kforce assigned a weighting to each of the invested capital ratios for each reporting unit based on the ratio that is predominately used in the marketplace to value those types of business. The fair value under the market approach included a control premium of 21%, which is an amount we estimate a buyer would be willing to pay in excess of the current market price in order to acquire a controlling interest. The control premium was determined based on a review of comparative market transactions as well as the discounts to net asset values from publicly-traded closed end funds. Publicly available information regarding the market capitalization of Kforce was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completion of the December 31, 2008 assessment, Kforce determined that the carrying value of our Technology and Finance and Accounting reporting units exceeded their respective estimated fair values. The fair value for our Health and Life Sciences and Government Solutions reporting units exceeded their respective carrying amounts by 62.9% and 52.5%, respectively. Because indicators of impairment existed for our Technology and Finance and Accounting reporting units, we performed the second step of the test, as required under SFAS 142, to determine the implied fair value of goodwill for each reporting unit.

In accordance with SFAS 142, the implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed as of December 31, 2008, we calculated the fair value of certain assets, including non-compete and employment agreements, trade names and customer relationships. The implied fair value of goodwill was measured as the excess of the fair value of each reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for each reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded an impairment charge of $128,429 ($116,669 for Technology and $11,760 for Finance and Accounting) in the three months ended December 31, 2008, which represented 87.3% and 59.5% of the Technology and Finance and Accounting goodwill prior to the impairment charge, respectively.

The impairment charge is primarily a result of the impact that the depressed economic environment, including the turmoil in the financial markets, illiquidity in the credit markets, and increasing jobless claims and unemployment rates, had on overall equity values as well as our operations, forecasted cash flows and market capitalization as we progressed through the fourth quarter of 2008. We adjusted our forecasted cash flows and the other assumptions used to calculate the estimated fair value of our reporting units to account for the current macro-economic environment.

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the three years ended December 31, 2008:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Balance as of January 1, 2006	$92,611	$19,864	$12,529	$—	$125,004
Goodwill acquired during the year—PCCI	32,814	—	—	7,408	40,222
Goodwill acquired during the year—Bradson	—	—	—	51,908	51,908
Adjustment to Vista Goodwill (a)	5,205	—	—	—	5,205
Adjustment to Hall Kinion Goodwill	(32)	(5)	—	—	(37)

Balance as of December 31, 2006	$130,598	$19,859	$12,529	$59,316	$222,302
Adjustment to PCCI Goodwill (b)	3,597	—	—	813	4,410
Adjustment to Hall Kinion Goodwill	(503)	(93)	—	—	(596)
Adjustment to Bradson Goodwill (c)	—	—	—	11,493	11,493

Balance as of December 31, 2007	$133,692	$19,766	$12,529	$71,622	$237,609
Disposition of businesses (d)	—	—	(2,132)	—	(2,132)
Adjustment to PCCI Goodwill (e)	(125)	—	—	1,216	1,091
Acquisition of dNovus RDI	—	—	—	31,980	31,980
Impairment of Goodwill	(116,669)	(11,760)	—	—	(128,429)

Balance as of December 31, 2008	$16,898	$8,006	$10,397	$104,818	$140,119

(a)	The 450 shares of Kforce common stock that were held in escrow were released in accordance with the terms of the agreement, which resulted in an increase to goodwill of $5,205.
(b)	The adjustment is related to the resolution of certain escrow items in accordance with the terms of the agreement, which was principally the release of escrow to the sellers.
(c)	This adjustment is composed of two principal components: (i) $5,000 that was released by Kforce out of escrow in accordance with the terms of the agreement and (ii) $6,462 that resulted from the finalization of the Bradson purchase price allocation. The assumptions used in the purchase price allocation are more fully described in Note 7.
(d)	In accordance with SFAS 142, Kforce allocated $1,866 to the carrying value of Scientific, which was sold on April 29, 2008, and $266 to the carrying value of per-diem Nursing, which was sold June 29, 2008, in determining the gain on disposal. This allocation was based on the relative fair values of the Scientific and per-diem Nursing businesses to the portion of the Health and Life Sciences reporting unit that has been retained.
(e)	This is principally composed of an adjustment to recognize the difference between the book and tax basis of certain identifiable intangible assets acquired in the PCCI acquisition.

Other Intangible Assets

As of December 31, 2008, Kforce assessed the recoverability of the carrying value of certain of its indefinite-lived trade names and trademarks as a result of a significant change in the manner in which certain of the trade names and trademarks were being utilized. Based upon this evaluation, Kforce determined that the carrying value of certain of its trade names and trademarks acquired in the January 2006 acquisition of PCCI Holdings, Inc. (“PCCI”) was no longer recoverable. As a result, an impairment charge of $980 was recognized and has been classified in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income. No such impairment charges were recorded for the years ended December 31, 2007 and 2006.

As of December 31, 2008 and 2007, intangible assets, net in the accompanying consolidated balance sheets consists of non-compete agreements, employment agreements, trade names, trademarks, customer relationships, and customer contracts. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $3,110 and $4,090 as of December 31, 2008 and 2007, respectively. Customer relationships, customer contracts and other definite-lived intangibles, net of accumulated amortization, amounted to $7,494 and $8,186 as of December 31, 2008 and 2007, respectively.

Amortization expense on intangible assets for the three years ended December 31, 2008 was $3,689, $5,524 and $4,885, respectively. As of December 31, 2008 and 2007, accumulated amortization on intangible assets was $18,632 and $16,620, respectively. Amortization expense for 2009, 2010, 2011, 2012 and 2013 is expected to be $2,020, $1,566, $1,087, $984 and $893, respectively.

7. Acquisitions

The results of the acquisitions described in this Note 7 have been included in Kforce’s consolidated financial statements since each respective acquisition dates.

For the Year Ended December 31, 2008

On December 2, 2008, Kforce Government Holdings Inc., a Florida corporation (the “Purchaser”), a wholly owned subsidiary of Kforce Inc., acquired all of the issued and outstanding common stock of RDI Systems, Inc. (“RDI”), d/b/a dNovus RDI (“dNovus”), through a Stock Purchase Agreement (the “Agreement”), that was effective as of November 30, 2008, between the Purchaser, Kforce, RDI, each of RDI’s shareholders and an individual representative of RDI’s shareholders.

Pursuant to the terms of the Agreement, Kforce acquired all of the outstanding stock of RDI for a total cash purchase price of $38,852 (the “dNovus Purchase Price”). The cash consideration paid by Kforce was composed of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility. On the closing date, Kforce placed $3,000 of the total dNovus Purchase Price into escrow to secure dNovus’ indemnification obligations and to satisfy certain adjustments to the dNovus Purchase Price, which has been recorded as part of the purchase price.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$31,980
Acquisition intangibles	2,998
Net tangible assets acquired	3,874

Total purchase price	$38,852

The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition:

Cash	$578
Accounts receivable	5,643
Other assets	749

Total assets	6,970
Current liabilities	3,096

Net tangible assets acquired	$3,874

Due primarily to the timing of the acquisition of dNovus and the complexities involved with determining fair value, Kforce has not yet finalized the allocation of the purchase price to the assets acquired and liabilities assumed. However, on a preliminary basis, Kforce has assigned $2,998 of the excess purchase price to intangible assets, which are believed to include customer contracts, customer relationships, and non-compete and employment agreements. Kforce has used a preliminary estimate of the weighted average useful life of 5 years. Based upon the similarity in nature of the acquisition of Bradson and PCCI, discussed below, and the similarity of the acquired identifiable intangible assets, the preliminary estimate of the excess purchase price allocated to intangible assets was based upon the average amounts Kforce assigned to intangible assets in these acquisitions, after taking into account the net tangible assets acquired. Upon completion of the valuation of the identifiable intangible assets purchased in conjunction with the dNovus acquisition, Kforce will adjust the preliminary amounts recorded for acquired intangibles. In addition, Kforce will revise the future amortization of these intangible assets accordingly.

The $31,980 of remaining excess purchase price was assigned to goodwill and was allocated to the Government Solutions reporting unit. The significance of the goodwill balance was principally due to the value related to the acquired workforce, which is generally significantly higher with a federal government contractor; as the majority of the workforce possesses valuable high-level security clearances, which are necessary to conduct business with most customers, among other factors.

As a result of this transaction being treated as an asset purchase under Internal Revenue Code Section 338(h)(10), the goodwill is deductible for tax purposes.

For the Year Ended December 31, 2007

There were no acquisitions made during the year ended December 31, 2007.

For the Year Ended December 31, 2006

Bradson Corporation

During October 2006, Kforce entered into and closed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Bradson Corporation (“Bradson”). Bradson was a privately held company based in Arlington, Virginia, and was a prime contractor of Finance and Accounting professional services to federal government agencies, such as the Department of Defense and the Department of Homeland Security, for over 20 years.

Pursuant to the terms of the Stock Purchase Agreement, Kforce acquired all of the outstanding stock of Bradson for a purchase price of approximately $73,325 (the “Bradson Purchase Price”). The cash consideration paid by Kforce was composed of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility. On the closing date, Kforce placed $5,000 of the total Bradson Purchase Price into escrow to secure Bradson’s indemnification obligations and to satisfy certain adjustments to the Bradson Purchase Price. As described in Note 6, the $5,000 escrow was fully resolved during 2007 resulting in an increase to goodwill.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition (including subsequent goodwill adjustments described in Note 6):

Goodwill	$63,401
Acquisition intangibles	5,735
Net tangible assets acquired	4,189

Total purchase price	$73,325

As of December 31, 2006, Kforce preliminarily assigned $11,960 of the excess purchase price to customer relationships and contracts, which were being amortized over a weighted average useful life of 10 years. During the fourth quarter of 2007, Kforce finalized its valuation and recorded adjustments to the preliminary allocations. Kforce determined the fair value of the customer relationships to be $3,911, customer contracts to be $1,589 and non-compete and employment agreements to be $235. These adjustments cumulatively resulted in an increase of goodwill of $6,462. Kforce determined the fair value of customer relationships using an excess earnings method, which was based on the present value of the projected after-tax cash flows using a discount rate of 16.6%, after deducting the fair value of the customer contracts. The fair value of the customer contracts, which had remaining terms of up to five years, was determined by analyzing the present value of the projected after-tax cash flows of each contract using a discount rate of 16.1%.

The $63,401 of remaining excess purchase price was assigned to goodwill, which was allocated to the Government Solutions reporting unit. The significance of the goodwill balance was partly due to the value related to the acquired workforce. As a result of this transaction being treated as an asset purchase under Internal Revenue Code Section 338(h)(10), the goodwill is deductible for tax purposes.

PCCI Holdings, Inc. (“PCCI”)

On January 31, 2006, Kforce acquired PCCI, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Kforce acquired all of the outstanding stock of PCCI for $63,320 (the “PCCI Purchase Price) paid in cash at closing, subject to certain adjustments as provided for in the Merger Agreement. PCCI was a privately held company based in Trevose, Pennsylvania that, through its wholly owned subsidiaries, provided information technology staffing services to commercial clients located throughout the United States and the federal government, which accounted for approximately 35% of PCCI’s revenue.

On the closing date, Kforce placed into escrow $6,000 of the total PCCI Purchase Price to secure PCCI’s indemnification obligations, and to satisfy certain adjustments to the PCCI Purchase Price. As described in Note 6, the escrow was fully resolved during 2007, resulting in an increase to goodwill.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition (including subsequent goodwill adjustments described in Note 6):

Goodwill	$45,723
Acquisition intangibles	4,393
Trademarks	3,220
Net tangible assets acquired	9,984

Total purchase price	$63,320

Kforce determined the fair value of the trademarks to be $3,220 (an indefinite-lived asset), government customer relationships to be $2,230, commercial customer relationships to be $950, government contracts of $894 and other intangibles of $319. Kforce determined the fair value of the trademarks using a relief from royalty method, which was based on the present value of the projected cost savings attributable to the ownership of the trademarks. Kforce utilized royalty rates ranging from 0.25% to 1.0% of revenues, which was based on a review of publicly available royalty rates for staffing services, and discount rates ranging from 15.2% to 15.6%. Kforce determined the fair value of the government and commercial customer relationships using an excess earnings method and deducting the value of the government contracts from this amount. The excess earnings method was based on the present value of the projected after-tax cash flows using a discount rate of 14.9% and 16.0% for the government and commercial divisions, respectively. Kforce determined the fair value of the government contracts by analyzing the present value of the projected after-tax cash flows using a discount rate of 13.9%.

The $45,723 of remaining excess purchase price was assigned to goodwill, of which $36,286 and $9,437 were allocated to the Technology and Government Solutions reporting units, respectively. The significance of the goodwill balance was partly due to the value related to the acquired workforce. This goodwill is not deductible for tax purposes.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the acquisition of dNovus, which occurred November 30, 2008, as if it had occurred as of the beginning of each of the years 2008 and 2007. It also gives effect to the acquisitions of Bradson and PCCI, which occurred during 2006, as if they had occurred on January 1, 2006. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Revenues	$1,028,136	$996,519	$898,195
Net (loss) income	$(82,306)	$41,049	$38,212
(Loss) earnings per share – basic	$(2.09)	$0.99	$0.95
(Loss) earnings per share – diluted	$(2.09)	$0.97	$0.91
Weighted average shares outstanding – basic	39,471	41,308	40,189
Weighted average shares outstanding – diluted	39,471	42,294	42,012

8. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following:

	DECEMBER 31,
	2008	2007
Accounts payable	$16,806	$15,777
Accrued liabilities	11,278	9,445

	$28,084	$25,222

Kforce utilizes a major procurement card provider to pay certain of its corporate trade payables on behalf of Kforce. The balance owed to this provider for these transactions as of December 31, 2008 of $598 has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The balance as of December 31, 2007 was insignificant. The cash flows associated with these transactions have been presented as a financing activity in the accompanying consolidated statement of cash flows.

During December 2008, Kforce committed to pledge $500 to FEZZIWIG WWJD FOUNDATION, INC. (the “Foundation”), a public charity, which amount has been recorded in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The Foundation was formed in 2004 with the purpose of providing assistance to other qualified charitable organizations or qualified individuals for educational assistance or who are in immediate financial need. Various employees of Kforce serve on the Board of Directors of the Foundation including David L. Dunkel, Kforce’s Chairman and Chief Executive Officer.

9. Accrued Payroll Costs

Accrued payroll costs consisted of the following:

	DECEMBER 31,
	2008	2007
Payroll and benefits	$41,150	$40,648
Payroll taxes	4,753	7,045
Accrued health insurance payable	3,035	2,615
Workers’ compensation	2,372	3,305

	$51,310	$53,613

10. Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are $140,000, which includes a revolving loan tranche of up to $125,000 (the “Revolving Loan Amount”) and a $15,000 sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed up to $25,000 was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or the prime rate. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per year of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 in the event that it is unable to maintain minimum availability under the Credit Facility of $15,000. As of December 31, 2008, Kforce had availability under the Credit Facility of $53,694; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, the goodwill and other intangible asset impairment charge would result in Kforce failing the fixed charge coverage ratio under its current definition, which would constitute an event of default. Kforce believes the likelihood of default is remote. The Credit Facility expires during November 2011.

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	DECEMBER 31,
	2008	2007
Deferred compensation plan (Note 12)	$11,497	$13,612
Accrued rent	2,818	2,340
Supplemental executive retirement plan (Note 12)	3,489	1,718
Supplemental executive retirement health plan (Note 12)	638	416
Other	770	392

	$19,212	$18,478

Kforce has applied the provisions of FASB Statement No. 13, Accounting for Leases (“SFAS 13”), to account for lease arrangements that contain scheduled rent escalations by recognizing rent expense on a straight-line basis over the lease term. The difference between the straight-line rent expense and the cash payment made is recorded as a rental obligation, which amounted to $2,449 and $2,299 as of December 31, 2008 and 2007, respectively, and is classified within accrued rent in the table above.

12. Employee Benefit Plans

Alternative Long-Term Incentive

During February 2006, Kforce granted to certain named executive officers an alternative long-term incentive (the “ALTI”). The terms of the ALTI grant stated that the ALTI vested fully on January 2, 2008, and the total ALTI increased or decreased in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 2, 2008. As a result of the anticipated changes in the fair value of the obligation, Kforce determined the fair value as of each reporting period using a Monte Carlo simulation and amortized this value over the vesting period of February 22, 2006 to January 2, 2008. The Monte Carlo simulation was computed using a risk-free interest rate of 5.01% and a volatility factor of 42.78%. Kforce recorded compensation expense in the amount of $641 and $867 for the years ended December 31, 2007 and 2006, respectively. Kforce recorded an obligation of $1,508 as of December 31, 2007, which was classified in other current debt in the consolidated balance sheet. The obligation was paid to the named executive officers on January 2, 2008.

401(k) Savings Plans

Kforce has a qualified defined contribution 401(k) Retirement Savings Plan (the “Kforce 401(k) Plan”) covering substantially all Kforce Inc. employees. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of the Kforce 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries. On October 2, 2006, Kforce created the Kforce Government Practice Plan, a qualified defined contribution 401(k) retirement savings plan (the “Government 401(k) Plan”) to cover substantially all of the legacy Bradson employees. During 2007, PCCI and Bradson were merged into Kforce Government Solutions (“KGS”), which adopted the Government 401(k) Plan. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of the Government 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries. dNovus had a qualified defined contribution 401(k) Retirement Savings Plan (the “dNovus 401(k) Plan”) covering substantially all dNovus employees, which was terminated on December 1, 2008. Legacy dNovus employees will be eligible to enroll in the Government 401(k) Plan during 2009.

Kforce accrued matching contributions of $1,802, $1,179 and $893 for the above plans’ years ended December 31, 2008, 2007 and 2006, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held a combined 456 and 450 shares of Kforce’s common stock as of December 31, 2008 and 2007. These shares represented approximately 1% of Kforce’s outstanding shares as of each of the two years ended December 31, 2008. The dNovus 401(k) Plan did not hold any shares of Kforce’s common stock.

Employee Stock Purchase Plan

Kforce has an Employee Stock Purchase Plan (“Plan”) which allows all employees to purchase Kforce’s common stock at a 5% discount from its market price at the end of a rolling three-month purchase period and without commissions on the purchases. Employees are eligible to participate in the plan as of the next plan enrollment date following their date of hire. Pursuant to the Plan, Kforce issued 96, 86, and 172 shares of common stock at average purchase prices of $8.82, $12.80 and $9.30 per share during the years ended December 31, 2008, 2007, and 2006, respectively. These shares were transferred to the Plan from Kforce’s treasury stock.

Deferred Compensation Plan

Kforce has a Non-Qualified Deferred Compensation Plan (the “Kforce NQDC Plan”) and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (the “KGS NQDC Plan”), pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At December 31, 2008 and 2007, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $683 and $851, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $11,497 and $13,612 as of December 31, 2008 and 2007, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender values of these company-owned life insurance policies, $14,953 and $16,527 at December 31, 2008 and 2007, respectively, are classified in other assets (Note 5). Compensation expense of $1,274, $857 and $242 was recognized for the plan for the years ended December 31, 2008, 2007, and 2006, respectively.

Foreign Pension Plan

Kforce has a foreign defined benefit pension plan. Aggregate projected annual benefit payments (undiscounted) are estimated to be $8,844, none of which are expected to be paid prior to 2010. This plan had an insignificant effect on the accompanying consolidated financial statements for the three years ended December 31, 2008.

Supplemental Executive Retirement Plan

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain named executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain the named executive officers. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.

Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Vesting under the plan is defined as 100% upon a participant’s attainment of age 55 and 10 years of service and 0% prior to a participant’s attainment of age 55 and 10 years of service. Full vesting also occurs if a participant with five years or more of service is involuntarily terminated by Kforce without cause or upon death, disability or a change in control. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the executive officer earned the highest salary and bonus during the last ten years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006. For purposes of the measurement of the benefit obligation as of December 31, 2008, Kforce has assumed that all participants will elect to take the lump sum present value option.

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2008	2007
Discount rate	6.00%	5.75%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	4.00%	2.00%

The following represents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2008	2007
Discount rate	6.13%	5.75%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	3.00%	2.00%

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. During 2008, this rate was also compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable. This index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate.

Due to the SERP being unfunded as of December 31, 2008 and 2007, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and the current market conditions.

The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases for each named executive officer and future target compensation levels for each named executive taking into account the named executive officers’ assumed retirement date.

The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, Kforce monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits. As of June 30, 2008, Kforce evaluated the continued propriety of certain assumptions in light of the current operating environment and determined that more recent data became available that necessitated the need for a remeasurement of the benefit obligation in accordance with SFAS 87.

Net Periodic Benefit Cost

The following represents the components of net periodic benefit cost for the years ended:

	DECEMBER 31,
	2008	2007
Service cost	$2,316	$1,714
Interest cost	140	—
Expected return on plan assets	—	—
Amortization of actuarial loss	13	—

Net periodic benefit cost	$2,469	$1,714

Changes in Benefit Obligation

The following represents the changes in the benefit obligation for the years ended:

	DECEMBER 31,
	2008	2007
Projected benefit obligation, beginning	$1,718	$4
Service cost	2,316	1,714
Interest cost	140	—
Actuarial experience and changes in actuarial assumptions	(685)	—

Projected benefit obligation, ending	$3,489	$1,718

None of the above benefit obligation was funded as of December 31, 2008. The projected benefit obligation above is classified in other long-term liabilities in the accompanying consolidated balance sheets. The present value of the accumulated benefit obligation as of December 31, 2008 and 2007 is $2,821 and $1,464, respectively.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the years ended December 31, 2008 and 2007. Kforce currently anticipates funding the SERP during the year ending December 31, 2009.

Estimated Future Benefit Payments

Benefit payments by the SERP, which reflect anticipated future service of the named executive officers, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2009	$—
2010	—
2011	—
2012	—
2013	7,378
2014-2018	—
Thereafter	21,069

Supplemental Executive Retirement Health Plan

Effective April 20, 2007, the Board of Directors approved the Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirror that of the SERP, and no advance funding is required by Kforce or the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date.

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the present value of the postretirement benefit obligation at:

	DECEMBER 31,
	2008	2007
Discount rate	5.50%	6.00%
Expected long-term rate of return on plan assets	—	—

The following represents the actuarial assumptions used to determine the net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2008	2007
Discount rate	6.00%	6.00%
Expected long-term rate of return on plan assets	—	—

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable.

Due to the SERHP being unfunded as of December 31, 2008 and 2007, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The following represents the assumed health care cost trend rates used to determine the postretirement benefit obligations for the years ended:

	DECEMBER 31,
	2008	2007
Health care cost trend rate assumed for next year	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	6.00%
Year that the rate reaches the ultimate trend rate	2013	2017

Assumed health care cost trend rates can have a significant effect on the amounts reported for the SERHP. A one percent change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect of total of service and interest cost	$97	$(76)
Effect on postretirement benefit obligation	$148	$(116)

Net Periodic Postretirement Benefit Cost

The following represents the components of net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2008	2007
Service cost	$382	$416
Interest cost	20	—
Expected return on plan assets	—	—
Amortization of actuarial loss	—	—

Net periodic benefit cost	$402	$416

Changes in Postretirement Benefit Obligation

The following represents the changes in the postretirement benefit obligation for the years ended:

	DECEMBER 31,
	2008	2007
Accumulated postretirement benefit obligation, beginning	$416	$—
Service cost	382	416
Interest cost	20	—
Actuarial experience and changes in actuarial assumptions	(180)	—

Accumulated postretirement benefit obligation, ending	$638	$416

None of the above benefit obligation was funded as of December 31, 2008. The accumulated postretirement benefit obligation above has been classified in other long term liabilities in the accompanying consolidated balance sheets.

Estimated Future Benefit Payments

Benefit payments by the SERHP, which reflect anticipated future service of the named executive officers, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2009	$—
2010	—
2011	—
2012	—
2013	11
2014-2018	75
Thereafter	2,338

Pre-tax amounts recognized in accumulated other comprehensive income as of December 31, 2008 that have not yet been recognized as components of net periodic benefit cost for all of Kforce’s defined benefit pension and postretirement plans, including an insignificant foreign defined benefit plan, consist entirely of actuarial gains and losses arising from the actuarial experience of the plans and changes in actuarial assumptions, as follows:

	Pensions	Postretirement
Net actuarial gain	$519	$180

The estimated portion of the net actuarial gain above that is expected to be recognized as a component of net periodic benefit cost in the year ending December 31, 2009 is shown below:

	Pensions	Postretirement
Recognized net actuarial gain	$258	$180

The estimate portion expected to be recognized in 2009 includes the recognition of a curtailment gain that resulted from the termination of one of the five named executive officers that are participants in the SERP and SERHP. The curtailment gains expected to be recognized in accordance with SFAS 88 for the SERP and SERHP are $279 and $180, respectively.

13. Stock Incentive Plans

In 1994, Kforce established the Employee Incentive Stock Option Plan that allows the issuance of Incentive Stock Options and in 1996 amended this plan to allow for the issuance of Nonqualified Stock Options, Stock Appreciation Rights and Restricted Stock. The Employee Incentive Stock Option Plan expired in March of 2005.

During 1995, Kforce established the Non-Employee Director Stock Option Plan, which authorized the issuance to non-employee directors of options to purchase common stock. The Non-Employee Director Stock Option Plan expired in October of 2005.

On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan, which was previously adopted by the Board of Directors on April 28, 2006, and which was subject to shareholder approval. The aggregate number of shares of common stock that may be subject to awards under the 2006 Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. The 2006 Stock Incentive Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), performance-accelerated restricted stock (“PARS”) and restricted stock (“RS”), subject to share availability. The 2006 Stock Incentive Plan terminates on April 28, 2016.

Vesting of equity instruments issued under the 2006 Stock Incentive Plan is determined on a grant-by-grant basis. Options expire at the end of ten years from the date of grant, and Kforce issues new shares upon exercise of options.

Stock Options

The following table presents the activity under the each of the stock incentive plans discussed above for the three years ended December 31, 2008:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2005	5,999	190	—	6,189	$9.28
Granted	—	—	60	60	$12.20	$8.06
Exercised	(1,694)	(47)	—	(1,741)	$5.99		$14,624
Forfeited/Cancelled	(144)	—	—	(144)	$11.42

Outstanding as of December 31, 2006	4,161	143	60	4,364	$10.56
Granted	—	—	53	53	$13.77	$9.53
Exercised	(534)	(2)	—	(536)	$7.68		$4,068
Forfeited/Cancelled	(25)	(30)	—	(55)	$14.08

Outstanding as of December 31, 2007	3,602	111	113	3,826	$10.96
Granted	—	—	35	35	$9.13	$6.47
Exercised	(371)	—	—	(371)	$6.98		$1,521
Forfeited/Cancelled	(298)	(50)	(40)	(388)	$20.25

Outstanding as of December 31, 2008	2,933	61	108	3,102	$10.26

Unvested awards as of December 31, 2008	—	—	35	35

Exercisable at December 31, 2008	2,933	61	73	3,067	$10.27

Kforce uses the Black-Scholes option pricing model to derive the fair value of stock options granted. The following assumptions were used in the valuation of options granted during the years ended December 31:

	2008		2007		2006
Expected term (a)	6.7	yrs	6.3	yrs	3.0 – 6.9	yrs
Expected volatility (b)	75.4%		73%		71% – 74%
Expected dividends (c)	0%		0%		0%
Risk-free rate (d)	3.7%		4.5%		4.9% – 5.0%

(a)	Weighted-average exercise terms are based upon historical exercise behavior for Kforce stock options and may vary based upon the applicable employee group exercise patterns.
(b)	Volatility is based upon the historical volatility of Kforce’s common stock during a term commensurate with the expected term of the option.
(c)	The dividend yield is based upon Kforce not historically paying dividends on its common stock.
(d)	The risk-free rate is based upon treasury yields with similar terms.

The following table summarizes information about employee and director stock options issued under all of the plans mentioned above as of December 31, 2008:

	OUTSTANDING
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$0.00 - $4.21	139	2.71	$3.62	$563
$4.22 - $6.51	426	2.96	5.27	1,027
$6.52 - $10.95	1,397	4.41	9.54	106
$10.96 - $15.25	1,140	2.20	13.80	—

	3,102	3.32	10.26	$1,696

	EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$0.00 - $4.21	139	2.71	$3.62	$563
$4.22 - $6.51	426	2.96	5.27	1,027
$6.52 - $10.95	1,362	4.27	9.55	106
$10.96 - $15.25	1,140	2.20	13.80	—

	3,067	3.25	10.27	$1,696

During the years ended December 31, 2008 and 2007, Kforce recognized compensation expense of $455 and $325, respectively. As of December 31, 2008, total unrecognized compensation cost related to non-vested options was $128, which is expected to be recognized over a weighted average period of 0.6 years. All unvested awards as of December 31, 2008 are expected to vest in the future.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted on the first trading day of each year to Kforce’s named executive officers based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs granted during the years ended December 31, 2008 and 2007 will cliff vest 100% three years from the date of issuance. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied. The SARs granted during the year ended December 31, 2008 also contained a performance-based acceleration feature that related to the disposition of a portion of the business at a sufficient gain, which was subject to Compensation Committee approval. As was previously discussed, on June 30, 2008 the Compensation Committee approved the acceleration of the vesting of the SARs that were granted in 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses, and as a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards.

The following table presents the activity for the two years ended December 31, 2008:

	Number of SARs	Weighted Average Exercise Price Per SAR	Weighted Average Grant Date Fair Value	Total Intrinsic Value of SARS Exercised
Outstanding as of December 31, 2006	—	—
Granted	469	$12.66	$7.53
Exercised	—	—		—
Forfeited/Cancelled	—	—

Outstanding as of December 31, 2007	469	$12.66
Granted	361	$8.94	$5.30
Exercised	—	—		—
Forfeited/Cancelled	—	—

Outstanding as of December 31, 2008	830	$11.04

Unvested awards as of December 31, 2008	469

Exercisable at December 31, 2008	361	$8.94

The valuation of the SARs was based upon a Black-Scholes valuation model. The following assumptions were used in the valuation of SARs granted during the years ended December 31:

	2008		2007
Expected term (a)	5.61	yrs	4.96	yrs
Expected volatility (b)	62.7%		67%
Expected dividends (c)	0%		0%
Risk-free rate (d)	3.5%		4.5%

(a)	The expected term for SARs is composed of a derived service period, which is determined using a lattice model; and a weighted average holding period, which is based on upon historical behavior and may vary from assumptions used for stock options based upon the applicable employee group patterns.
(b)	Volatility is based upon the historical volatility of Kforce’s common stock during a term commensurate with the expected term of the option.
(c)	The dividend yield is based upon Kforce not historically paying dividends on its common stock.
(d)	The risk-free rate is based upon treasury yields with similar terms.

Compensation expense attributable to SARs is recognized on a straight-line basis over the derived service period. During the years ended December 31, 2008 and 2007, Kforce recorded compensation expense of $3,384 and $1,985, respectively, which includes the compensation expense resulting from the June 30, 2008 acceleration. There is no unrecognized compensation expense related to SARs as of December 31, 2008.

Performance Accelerated Restricted Stock

Although no requirement exists, PARS are generally granted during the first quarter of each year to Kforce’s named executive officers and certain members of Kforce’s executive committee (which is not a committee of the Board of Directors). The grants to Kforce’s named executive officers are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the years ended December 31, 2008 and 2007 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 50% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied. The PARS granted during the year ended December 31, 2008 also contained a performance-based acceleration feature that related to the disposition of a portion of the business at a sufficient gain, which was subject to Compensation Committee approval. As was previously discussed, on June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the PARS that were granted in 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards.

The following table presents the activity for the two years ended December 31, 2008:

	Number of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2006	—	—
Granted	309	$13.33
Vested	—	—
Forfeited	(10)	$13.92

Outstanding as of December 31, 2007	299	$13.31
Granted	575	$8.94
Vested	(575)	$8.94
Forfeited	(2)	$13.92

Outstanding as of December 31, 2008	297	$13.30

The valuation of PARS is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date, which is amortized on a straight-line basis over a derived service period, which is determined using a lattice model.

During the years ended December 31, 2008 and 2007, Kforce recorded compensation expense of approximately $6,055 and $959, respectively, which includes the compensation expense resulting from the June 30, 2008 acceleration. As of December 31, 2008, there was $1,797 of unrecognized compensation expense related to PARS which will be recognized over a weighted average remaining period of 1.85 years.

During the year ended December 31, 2008, certain executives elected to satisfy minimum tax withholding obligations related to the vesting of the PARS by directing Kforce to withhold 104 of these shares. Kforce accounts for these shares as treasury stock until they have been formally retired and have been reflected as such in the accompanying consolidated financial statements.

Restricted Stock

Although no requirement exists, RS is generally granted during the first quarter of each year to Kforce’s named executive officers and certain members of Kforce’s executive committee. The grants to Kforce’s named executive officers are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the years ended December 31, 2008 and 2007 had vesting terms ranging from one year to six years.

The following table presents the activity for the three years ended December 31, 2008:

	Number of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2005	305	$8.08
Vested	(298)	$8.28

Outstanding as of December 31, 2006	7	$5.21
Granted	80	$13.33
Vested	—	—
Forfeited	(7)	$5.21

Outstanding as of December 31, 2007	80	$13.33
Granted	517	$8.31
Vested	—	—
Forfeited	(19)	$9.55

Outstanding as of December 31, 2008	578	$8.96

The valuation of RS is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date, which is amortized on a straight-line basis over the service period.

During the years ended December 31, 2008, 2007, and 2006, Kforce recorded compensation expense of approximately $1,850, $161 and $1,094, respectively. As of December 31, 2008, there was $2,592 of unrecognized compensation expense related to RS, which will be recognized over a weighted average remaining period of 4.55 years.

Pursuant to the adoption of SFAS 123R on January 1, 2006 under the modified prospective transition method, Kforce reclassified unearned compensation of $1,094 to additional paid-in capital.

14. Commitments and Contingencies

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require Kforce to pay taxes, insurance and maintenance costs, in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
Capital Leases
Present value of payments	$1,917	$1,156	$584	$450	$104	$—	$4,211
Interest	246	124	147	30	—	—	547

Capital Lease Payments	$2,163	$1,280	$731	$480	$104	$—	$4,758

Operating Leases
Facilities	$9,118	$7,044	$5,206	$3,843	$3,543	$8,094	$36,848
Furniture and equipment	281	155	69	27	2	—	534

Total Operating Leases	$9,399	$7,199	$5,275	$3,870	$3,545	$8,094	$37,382

Total Leases	$11,562	$8,479	$6,006	$4,350	$3,649	$8,094	$42,140

The present value of the minimum lease payments for capital lease obligations has been classified in other current debt and long-term debt – other according to their respective maturities. Rental expense under operating leases was $10,222, $10,746 and $10,646 for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase Commitments

Kforce has entered into various commitments including, among others, a system integration and implementation project within our Government Solutions segment, a resort to host our annual employee incentive trip during 2009, and data center fees for certain of our information technology applications. As of December 31, 2008, these commitments amounted to approximately $6,969 and are expected to be paid as follows: $3,199 in 2009; $2,599 in 2010; $961 in 2011, and $105 in each of 2012 and 2013.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2008, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3,593, and for facility lease deposits totaling approximately $1,484.

Litigation

In the ordinary course of its business, Kforce is, from time to time, threatened with or named as a defendant in various lawsuits, including discrimination, harassment and other similar allegations. Kforce maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, professional malpractice, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses.

The state of California is examining the unemployment tax rates of two Kforce subsidiaries for the years 2003 through 2006. On February 17, 2009, Kforce provided documents and testimony in response to investigative subpoenas served by the California Employment Development Department (“EDD”). EDD has not indicated what action, if any, it intends to take as a result of its investigation. Revisions of the rates during the period under examination could lead to assessments, if any, of up to $2.75 million. Kforce believes that it has meritorious defenses to any potential assessments and if assessments are levied, Kforce intends to vigorously contest same through applicable administrative and/or judicial processes. At this stage, it is not possible to predict the outcome from the investigation, or the amount of any assessment, and accordingly, no amounts relating to same have been provided for in the consolidated financial statements.

Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, cash flows or financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an employee is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2008 was approximately $43,878 if all of the employees under contract were terminated without good cause by the employer or the employees resign for good cause following a change in control and $17,990 if all of the employees under contract were terminated by Kforce without good cause or the employees resign for good cause in the absence of a change of control.

During December 2008, it became probable that Kforce would be required to make a severance payment to a departing named executive officer in the amount of $624, which was accrued and classified in accrued payroll costs in the accompanying consolidated balance sheets. No liability was recorded as of December 31, 2007 related to employment agreements as there was no event that occurred that would have required payment under the agreements.

15. Reportable Segments

Kforce’s reportable segments are as follows: (i) Technology, (ii) Finance and Accounting, (iii) Health and Life Sciences, and (iv) Government Solutions. This determination was supported by, among others: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of the segment’s operations and information presented to the Board of Directors. During this assessment, it was determined that Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Although the Government Solutions segment, which resulted from the 2006 acquisitions of PCCI and Bradson, does not meet quantitative thresholds for separate segment reporting, management believes that the information is useful to the readers of our financial statements.

Historically, and through our year ended December 31, 2008, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States.

The following table provides information concerning the continuing operations of our segments for the three years ended December 31, 2008:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
2008
Net service revenues
Flexible billings	$493,282	$174,039	$187,486	$76,225	$931,032
Search fees	26,585	37,220	2,180	—	65,985

Total revenue	$519,867	$211,259	$189,666	$76,225	$997,017
Gross profit	$161,087	$95,458	$59,669	$28,437	$344,651
2007
Net service revenues
Flexible billings	$488,968	$189,824	$156,478	$61,764	$897,034
Search fees	29,820	43,301	2,626	—	75,747

Total revenue	$518,788	$233,125	$159,104	$61,764	$972,781
Gross profit	$169,450	$106,577	$52,001	$23,995	$352,023
2006
Net service revenues
Flexible billings	$430,731	$208,815	$126,992	$32,877	$799,415
Search fees	25,638	40,688	2,260	—	68,586

Total revenue	$456,369	$249,503	$129,252	$32,877	$868,001
Gross profit	$144,753	$108,208	$41,267	$10,521	$304,749

16. Quarterly Financial Data (Unaudited)

The quarterly financial data presented below has been adjusted, where applicable, to reflect the discontinued operations of Kforce’s Scientific and Nursing businesses, which is more fully described in Note 2.

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2008
Net service revenues	$250,012	$255,133	$250,918	$240,954
Gross profit	86,015	91,364	86,567	80,705
Income (loss) from discontinued operations, net of income taxes	558	3,585	910	(40)
Net income (loss)	7,178	8,700	7,892	(107,878)
Earnings (loss) per share-basic	$0.18	$0.22	$0.20	$(2.81)
Earnings (loss) per share-diluted	$0.18	$0.22	$0.20	$(2.81)
2007
Net service revenues	$235,902	$243,454	$246,470	$246,955
Gross profit	83,442	88,733	91,338	88,510
Income from discontinued operations, net of income taxes	855	1,090	697	802
Net income	8,795	10,577	11,024	9,971
Earnings per share-basic	$0.21	$0.26	$0.27	$0.24
Earnings per share-diluted	$0.21	$0.25	$0.26	$0.24

As is more fully described in Note 6, Kforce completed its annual goodwill impairment test as of December 31, 2008 for each of its reporting units and, as a result, recorded an impairment charge of $128,429. In addition, Kforce determined that the carrying value of certain of its trade names and trademarks acquired in the January 2006 acquisition of PCCI Holdings, Inc. (“PCCI”) was no longer recoverable. As a result, an impairment charge of $980 was recognized. These items were included in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss).

During the fourth quarter of 2007, Kforce eliminated an estimated liability for unclaimed property of $870, which related to Kforce’s 2004 acquisition of Hall Kinion, which was recorded in selling, general and administrative expenses.

17. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the year ended December 31:

	2008	2007	2006
Cash paid during the period for:
Income taxes paid, net	$19,927	$15,725	$612
Interest, net	$1,905	$5,137	$3,689

Non-Cash Transaction Information:
Tax benefit from disqualifying dispositions of stock options and restricted stock	$416	$1,530	$5,700
Shares tendered in payment of exercise price of stock options	$578	—	—
Common Stock transactions:
Employee stock purchase plan	$849	$1,098	$1,597
Issuance of stock in an acquisition	—	—	$5,202
Equipment acquired under capital leases	$1,863	$3,397	$2,736
Settlement of acquisition escrow – adjustment to goodwill	—	$9,648	—
Proceeds from discontinued operations held in escrow	$1,150	—	—

Cash used in connection with acquisitions, net:
Acquisition costs	$38,982	$31	$127,406
Escrow funds not included in purchase price	—	—	10,000
Escrow refund	—	(352)	—
Cash received in acquisition	(578)	—	(906)
Transaction costs – Hall Kinion tax adjustments	—	(18)	—
Cash overdraft received in acquisition	—	—	232

	$38,404	$(339)	$136,732

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Management Report on Internal Control Over Financial Reporting

The management of Kforce is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Securities Exchange Act, as amended. Kforce’s internal control system was designed to provide reasonable assurance to Kforce’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2008.

Item 11.	Executive Compensation

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2008.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2008.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

1. Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule presented below. The independent auditors’ report as presented on page 34 of this report applies to the consolidated financial statement schedule. This financial statement schedule should be read in conjunction with the consolidated financial statements, and related notes thereto of Kforce.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

2. Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibits Index are incorporated by reference into this Item 15(b) and are a part of this report.

KFORCE INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts and Reserves	70

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts and fallouts	2006	$5,099	(1,721)	2,256	(2,919)	$2,715
	2007	$2,715	1,214	102	(1,029)	$3,002
	2008	$3,002	5,121	(166)	(1,587)	$6,370

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income.
(b)	Deductions include write-offs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts and fallouts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: March 11, 2009	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2009	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 11, 2009	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 11, 2009	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 11, 2009	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: March 11, 2009	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: March 11, 2009	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: March 11, 2009	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: March 11, 2009	By:	/s/ PATRICK D. MONEYMAKER
Patrick D. Moneymaker
Director

Date: March 11, 2009	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: March 11, 2009	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: March 11, 2009	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: March 11, 2009	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman, Vice President and Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on February 7, 2007.

4.1	Rights Agreement, dated as of October 29, 2008, between Kforce Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Rights Certificate as Exhibit A, and the Summary of Rights to Purchase Common Stock as Exhibit B, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 29, 2008.

4.2	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-03393) filed with the SEC on May 9, 1996.

9.1	Form of Parent Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

9.2	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant, incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

10.1	Second Amended and Restated Credit Agreement, dated as of October 2, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 3, 2006.

10.2	Consent and First Amendment to Second Amended and Restated Credit Agreement, dated as of July 2, 2007.

10.3	Consent and Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2008.

10.4	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.5	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.6	Employment Agreement, dated as of December 31, 2006, between the Registrant and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

Exhibit Number	Description

10.7	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.8	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.9	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.10	Employment Agreement, dated as of December 31, 2006, between the Registrant and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.11	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.12	Employment Agreement, dated as of December 31, 2006, between the Registrant and Steven McMahan, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.13	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Stephen J. McMahan, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.14	Employment Agreement, dated as of July 1, 2003, between the Registrant and Howard Sutter.

10.15	Amendment to Employment Agreement, dated as of December 30, 2008, between Kforce Inc. and Howard Sutter.

10.16	Kforce Inc. Supplemental Executive Retirement Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 7, 2007.

10.17	Amended and Restated Kforce Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.18	Adoption Agreement to the Amended and Restated Kforce Inc. Supplemental Executive Retirement Plan, dated as of December 31, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.19	Stock Purchase Agreement, dated as of December 2, 2008, by and among Kforce Government Holdings Inc., Kforce Inc., RDI Systems, Inc., each of RDI’s shareholders and Nancy R. Kudla, as representative of RDI’s shareholders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 5, 2008.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.