Form 10-Q
period 2009-03-31
KFORCE  INC
filed 2009-05-08
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of May 6, 2009, was 38,326,325.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2009

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This report, particularly Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II, Item 1A, Risk Factors, and the documents we incorporate into this report, contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, financing needs or plans, plans relating to products or services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2009	March 31, 2008
Flexible billings	$223,487	$232,239
Search fees	7,822	17,773

Net service revenues	231,309	250,012
Direct costs of services	159,088	163,997

Gross profit	72,221	86,015
Selling, general and administrative expenses	63,410	70,381
Depreciation and amortization	3,040	3,952

Income from operations	5,771	11,682
Other expense, net	349	792

Income from continuing operations, before income taxes	5,422	10,890
Income tax expense	2,261	4,270

Income from continuing operations	3,161	6,620
Income from discontinued operations, net of income taxes	—	558

Net income	3,161	7,178
Other comprehensive loss:
Defined benefit pension and postretirement plans, net of tax	(271)	—

Comprehensive income	$2,890	$7,178

Earnings per share – basic:
From continuing operations	$0.08	$0.17
From discontinued operations	—	0.01

Earnings per share – basic	$0.08	$0.18

Earnings per share – diluted:
From continuing operations	$0.08	$0.17
From discontinued operations	—	0.01

Earnings per share – diluted	$0.08	$0.18

Weighted average shares outstanding – basic	38,143	40,587

Weighted average shares outstanding – diluted	38,542	40,900

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$900	$660
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,159 and $6,370, respectively	131,085	132,428
Income tax refund receivable	293	487
Deferred tax asset, net	5,817	5,994
Prepaid expenses and other current assets	7,329	6,177

Total current assets	145,424	145,746
Fixed assets, net	13,711	14,687
Other assets, net	29,048	29,032
Deferred tax asset, net	10,725	10,627
Intangible assets, net	10,067	10,604
Goodwill	140,168	140,119

Total assets	$349,143	$350,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$24,463	$28,084
Accrued payroll costs	45,191	51,310
Other current liabilities	2,057	1,917
Income taxes payable	2,402	4,133

Total current liabilities	74,113	85,444
Long-term debt – credit facility	44,000	38,022
Long-term debt – other	2,010	2,294
Other long-term liabilities	19,325	19,212

Total liabilities	139,448	144,972

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 62,109 and 61,866 issued, respectively	621	619
Additional paid-in capital	326,296	325,187
Accumulated other comprehensive income	118	389
Retained earnings	31,633	28,472
Less reacquired shares at cost; 23,864 and 23,850 shares, respectively	(148,973)	(148,824)

Total stockholders’ equity	209,695	205,843

Total liabilities and stockholders’ equity	$349,143	$350,815

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2009
Common stock – shares:
Shares at beginning of period	61,866
Issuance of restricted stock	206
Exercise of stock options	37

Shares at end of period	62,109

Common stock – par value:
Balance at beginning of period	$619
Issuance of restricted stock	2
Exercise of stock options	—

Balance at end of period	$621

Additional paid-in capital:
Balance at beginning of period	$325,187
Issuance of restricted stock	(2)
Exercise of stock options	198
Income tax deficiency from restricted stock and stock option exercises	(17)
Stock-based compensation	902
Employee stock purchase plan	28

Balance at end of period	$326,296

Accumulated other comprehensive income:
Balance at beginning of period	$389
Pension and postretirement plans adjustment, net of tax of $183	(271)

Balance at end of period	$118

Retained earnings:
Balance at beginning of period	$28,472
Net income	3,161

Balance at end of period	$31,633

Treasury stock – shares:
Shares at beginning of period	23,850
Minimum tax withholding on restricted stock	41
Employee stock purchase plan	(27)

Shares at end of period	23,864

Treasury stock – cost :
Balance at beginning of period	$(148,824)
Minimum tax withholding on restricted stock	(317)
Employee stock purchase plan	168

Balance at end of period	$(148,973)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$3,161	$7,178
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Deferred income tax provision, net	262	902
Depreciation and amortization	3,040	3,952
Stock-based compensation	902	1,740
(Recovery of) provision for bad debts on accounts receivable and fallouts	(523)	1,046
Pension and postretirement benefit plans expense	241	732
Alternative long-term incentive award	359	—
Deferred compensation liability decrease, net	(649)	(1,240)
Tax (deficiency) benefit attributable to restricted stock and stock option exercises	(17)	1
Loss on cash surrender value of company-owned life insurance policies	945	1,387
Loss on asset sales	37	30
Other	(58)	—
(Increase) decrease in operating assets:
Trade receivables, net	1,865	2,016
Income tax refund receivable	194	(52)
Prepaid expenses and other current assets	(1,873)	(2,334)
Other assets, net	47	(1,495)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(3,483)	1,593
Accrued payroll costs	(5,923)	(5,187)
Income taxes payable	(1,731)	2,307
Other long-term liabilities	(76)	1,586

Cash (used in) provided by operating activities	(3,280)	14,162

Cash flows from investing activities:
Acquisitions, net of cash received	91	—
Capital expenditures	(708)	(1,813)
Premiums paid for company-owned life insurance	(1,612)	(1,624)
Proceeds from escrow account	581	—
Cash proceeds from asset sales	4	10

Cash used in investing activities	(1,644)	(3,427)

Cash flows from financing activities:
Proceeds from bank line of credit	113,830	130,988
Payments on bank line of credit	(107,852)	(128,318)
Short-term vendor financing	(138)	—
Proceeds from exercise of stock options	198	6
Shares repurchased for minimum tax withholding on restricted stock	(317)	—
Payment of capital expenditure financing	(557)	(647)
Open market repurchases of common stock	—	(13,013)

Cash provided by (used in) financing activities	5,164	(10,984)

Increase (decrease) in cash and cash equivalents	240	(249)

Cash and cash equivalents at beginning of period	660	1,083

Cash and cash equivalents at end of period	$900	$834

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes	$3,659	$1,999
Interest, net	$259	$844

Non-Cash Transaction Information:
Employee stock purchase plan	$196	$235
Equipment acquired under capital leases	$196	$1,007

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on a temporary basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida and its 60 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprise approximately 1% of net service revenues and are included in our Tech segment.

Kforce serves Fortune 1000 companies, the Federal government, local and regional companies, and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2009 and our results of operations and cash flows for the three months then ended. The data in the condensed consolidated balance sheet as of December 31, 2008 was derived from our audited consolidated balance sheet as of December 31, 2008, as presented in our 2008 Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “we,” “our” or “us” refer to Kforce and its subsidiaries, except where the context indicates otherwise. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Important estimates and assumptions include the following: allowance for doubtful accounts and fallouts, accounting for goodwill and identifiable intangible assets and any related impairment, self-insured liabilities for workers’ compensation and health insurance, stock-based compensation, pension and postretirement benefit plans obligations and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Cash and Cash Equivalents

Kforce classifies all highly liquid investments with an original initial maturity of three months or less as cash equivalents. Cash and cash equivalents consist of cash on hand with banks, either in commercial accounts or overnight interest-bearing money market accounts and, at times, may exceed federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value due to the short duration of their maturities.

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write-offs. Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of material receivable balances that are past due, the concentration of accounts receivable among clients, current economic conditions, and Kforce’s exposure to customers in high-risk sectors such as the financial services industry, in determining the allowance for doubtful accounts and fallouts as of March 31, 2009. Trade receivables are written off by Kforce after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 4.5% and 4.6% as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009 and December 31, 2008, there was no individual client that had a receivable balance greater than 4.8% and 3.9%, respectively, of gross accounts receivable.

Revenue Recognition

We earn revenue from two primary sources: Flexible billings and Search fees. Flexible billings are recognized as the services are provided by Kforce’s billable employees, who are Kforce’s legal employees while they are working on assignments, and its subcontractors. Kforce pays all costs of employment for its billable employees, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Search fees are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenue net of an estimated reserve for “fallouts,” which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less.

Net service revenues represent services rendered to customers less credits, discounts, rebates and allowances for fallouts. Revenue includes reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years. Revenues from contracts with fees based on time and materials or cost-plus, which account for the vast majority of the GS segment’s contracts, are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB No. 104, Revenue Recognition (“SAB 104”). Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measures, which is the contractual earnings pattern. In addition, in such contracts, the fees earned are based on contractually established billing rates. Our GS segment does not generate any Search fees.

Direct Costs of Services

Direct costs of services other than permanent placement services primarily consist of payroll wages, payroll taxes, payroll-related insurance for Kforce’s flexible employees, and subcontractor costs. Direct costs of permanent placement services primarily consist of reimbursable expenses. Direct costs of services exclude depreciation and amortization expense, which is presented on a separate line in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

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

Kforce evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions in accordance with FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Kforce recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying unaudited condensed consolidated financial statements.

Fair Value of Financial Instruments

Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value due to the variable nature of the interest rates under our Credit Facility. Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

On January 1, 2008, Kforce adopted the provisions of SFAS 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. On January 1, 2009, Kforce adopted the provisions of SFAS 157 for non-financial assets and liabilities, as permitted by FASB Staff Position (“FSP”) No. 157-2, which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 established a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157 did not have any impact on our consolidated financial statements upon adoption.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered the continued economic developments and overall macro-economic environment and determined that there was no triggering event necessitating an interim review of the carrying value of our goodwill and other identifiable intangible assets. There were no impairment charges recorded during the three months ended March 31, 2009 and 2008.

Other Intangible Assets

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete agreements, contractual relationships, customer contracts, trademarks and trade names. The impairment evaluation for indefinite-lived intangible assets, which for Kforce consists of trademarks and trade names, is conducted as of December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an asset may be impaired.

For definite-lived intangible assets, Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the period of expected benefit, which ranges from 1 to 15 years.

There were no impairment charges recorded during the three months ended March 31, 2009 and 2008.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed their fair value. There were no impairment charges recorded during the three months ended March 31, 2009 and 2008.

Capitalized Software

Kforce purchases and, in certain cases develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $268 and $491 during the three months ended March 31, 2009 and 2008, respectively.

Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from 1 to 5 years, using the straight-line method.

Commissions

Our associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar-year-basis commission plan. The commission percentage increases as volume increases, up to specified limits. Kforce accrues commissions for actual revenue or gross profit at a percentage equal to the percent of total expected commissions payable to total revenue or gross profit for the year.

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

Accounting for Postretirement Benefits

We adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) on December 31, 2006. SFAS 158 requires Kforce to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its consolidated balance sheet and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. SFAS 158 also requires Kforce to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions.

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

Workers’ Compensation

Kforce retains the economic burden for the first $250 per occurrence in workers’ compensation claims except (i) in states that require participation in state-operated insurance funds and (ii) for its GS segment which is fully insured for workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims, and may be paid over numerous years following the date of injury. Workers’ compensation expense includes insurance premiums paid, claims administration fees, premiums paid to state-operated insurance funds, and an estimate for Kforce’s liability for Incurred but Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

Kforce estimates its workers’ compensation liability based upon historical claims experience, actuarially determined loss development factors, and qualitative considerations such as claims management activities.

Health Insurance

Except for certain fully insured health insurance lines of coverage, Kforce retains liability of up to $270 ($250 prior to January 1, 2009) annually for each health insurance participant. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and IBNR claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of its health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.

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

Earnings per Share

Basic earnings per share is computed as earnings divided by weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share from continuing and discontinued operations for the three months ended March 31:

	Three Months Ended March 31
	2009	2008
Numerator:
Income from continuing operations	$3,161	$6,620
Income from discontinued operations, net of income taxes	—	558

Net income	$3,161	$7,178

Denominator:
Weighted average shares outstanding – basic	38,143	40,587
Common stock equivalents	399	313

Weighted average shares outstanding – diluted	38,542	40,900
Earnings per share – basic:
From continuing operations	$0.08	$0.17
From discontinued operations	—	0.01

Earnings per share – basic	$0.08	$0.18

Earnings per share – diluted:
From continuing operations	$0.08	$0.17
From discontinued operations	—	0.01

Earnings per share – diluted	$0.08	$0.18

For the three months ended March 31, 2009 and 2008, the total weighted average awards to purchase or receive 4,046 and 4,520 shares of common stock were not included in the computations of diluted earnings per share, respectively, because these awards would have had an anti-dilutive effect on earnings per share.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the purchase method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. This statement also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. We adopted SFAS 141R on January 1, 2009, which did not have any impact on our consolidated financial statements upon adoption. However, we expect that SFAS 141R will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature of any future transactions.

In April 2009, the FASB issued FSP No. 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

International Financial Reporting Standards (“IFRS”) are a set of standards and interpretations adopted by the International Accounting Standards Board. The SEC is currently considering a potential IFRS adoption process in the U.S., which could, in the near term, provide domestic issuers with an alternative accounting method and ultimately could replace U.S. GAAP reporting requirements with IFRS reporting requirements. It is anticipated that the SEC will soon issue guidance on this potential adoption. We are currently investigating the implications to the Company should we be required to adopt IFRS.

Note B – Discontinued Operations

Scientific

On April 29, 2008 (the “Scientific Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Scientific APA”) pursuant to which it sold its Scientific business, a non-core business within its HLS segment, to Aerotek Scientific, LLC (the “Scientific Buyer”) for $10,500 in cash plus an additional earnout of $1,500, which was earned in the year ended December 31, 2008.

In accordance with the Scientific APA, Kforce is obligated to indemnify the Scientific Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Scientific APA shall, with the exception of certain items, cease 18 months from the Scientific Closing Date and are limited to an aggregate of $3,475. Kforce believes the likelihood of exposure under the indemnification provisions is remote and, as a result, did not record a liability as of March 31, 2009.

Nursing

On June 29, 2008 (the “Nursing Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Nursing APA”) pursuant to which it sold its per-diem Nursing business, a non-core business within its HLS segment, to Realtime Services, Inc. (the “Nursing Buyer”) for $1,500 in cash, which was paid at closing. Additionally, Kforce and the Nursing Buyer entered into a subordinated secured promissory note in the amount of $500 (the “Note”) that bears interest at a fixed rate of 6.0%. The interest and principal amount of the Note have been fully reserved. A balloon payment of $500 plus all accrued and unpaid interest is due on June 30, 2011, the maturity date of the Note. The Note is collateralized by a lien on all of the Nursing Buyer’s assets but is subordinated to the Nursing Buyer’s obligations to its lender.

In accordance with the Nursing APA, Kforce is obligated to indemnify the Nursing Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Nursing APA will, with the exception of certain items, cease 12 months from the Nursing Closing Date and are limited to an aggregate of $375. Kforce believes the likelihood of exposure under the indemnification provisions is remote and, as a result, did not record a liability as of March 31, 2009.

The financial results of Scientific and Nursing have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The following summarizes the results from discontinued operations for the three months ended March 31, 2008:

Net service revenues	$14,492
Direct costs of services and operating expenses	13,582

910
Gain on sale of discontinued operations	—

Income from discontinued operations, before income taxes	910
Income tax expense	352

Income from discontinued operations, net of income taxes	$558

Note C – Acquisitions

On December 2, 2008, Kforce Government Holdings Inc., a Florida corporation (the “Purchaser”), a wholly owned subsidiary of Kforce Inc., acquired all of the issued and outstanding common stock of RDI Systems, Inc. (“RDI”), d/b/a dNovus RDI (“dNovus”), through a Stock Purchase Agreement (the “Agreement”), that was effective as of November 30, 2008, between the Purchaser, Kforce, RDI, each of RDI’s shareholders, and an individual representative of RDI’s shareholders.

Pursuant to the terms of the Agreement, Kforce acquired all of the outstanding stock of RDI for a total cash purchase price of $38,852 (the “dNovus Purchase Price”). The cash consideration paid by Kforce was composed of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility. On the closing date, Kforce placed $3,000 of the total dNovus Purchase Price into escrow to secure dNovus’ indemnification obligations and to satisfy certain adjustments to the dNovus Purchase Price. The $3,000 was recorded as part of the purchase price.

Due primarily to the timing of the acquisition of dNovus and the complexities involved with determining fair value, Kforce has not yet finalized the allocation of the purchase price to the assets acquired and liabilities assumed. However, on a preliminary basis, Kforce assigned $2,998 of the excess purchase price to intangible assets, which are believed to include customer contracts, customer relationships, and non-compete and employment agreements. Kforce has used a preliminary estimate of the weighted average useful life of 5 years. Based upon the similarity in nature of this acquisition to previous acquisitions made by Kforce of companies serving the federal government, and the similarity of the acquired identifiable intangible assets, the preliminary estimate of the excess purchase price allocated to intangible assets was based upon the average amounts Kforce assigned to intangible assets in these previous acquisitions, after taking into account the net tangible assets acquired. Upon completion of the valuation of the identifiable intangible assets purchased in conjunction with the dNovus acquisition, Kforce will adjust the preliminary amounts recorded for acquired intangibles. In addition, Kforce will revise the future amortization of these intangible assets accordingly.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the acquisition of dNovus as if it had occurred on January 1, 2008. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

Three Months Ended March 31, 2008
Revenues	$257,824
Net income	$7,737
Earnings per share – basic	$0.19
Earnings per share – diluted	$0.19
Weighted average shares outstanding – basic	40,587
Weighted average shares outstanding – diluted	40,900

Note D – Commitments and Contingencies

Litigation

In the ordinary course of its business, Kforce is, from time to time, threatened with or named as a defendant in various lawsuits, including those based on discrimination, harassment and other similar allegations. Kforce maintains insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses.

The state of California is examining the unemployment tax rates of two Kforce subsidiaries for the years 2003 through 2006. On February 17, 2009, Kforce provided documents and testimony in response to investigative subpoenas served by the California Employment Development Department (“EDD”). EDD has not indicated what action, if any, it intends to take as a result of its investigation. Revisions of the rates during the period under examination could lead to assessments, if any, of up to $2,750. Kforce believes that it has meritorious defenses to any potential assessments and if assessments are levied, Kforce intends to vigorously contest same through applicable administrative and/or judicial processes. At this stage, it is not possible to predict the outcome from the investigation, or the amount of any assessment, and accordingly, no amounts relating to same have been provided for in the unaudited condensed consolidated financial statements.

Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, cash flows or financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2009 was approximately $45,327 if, following a change of control, all of the employees under contract were terminated without good cause by the employer or the employees resign for good cause and $17,355 if, in the absence of a change in control, all of the employees under contract were terminated by Kforce without good cause or the employees resign for good cause.

Kforce has not recorded a liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note E – Employee Benefit Plans

Foreign Pension Plan

Kforce has a foreign defined benefit pension plan. Aggregate projected annual benefit payments (undiscounted) are estimated to be $8,844, none of which are expected to be paid prior to 2010. This plan had an insignificant effect on the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009.

Supplemental Executive Retirement Plan

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain the executive officers. The SERP is a non-qualified benefit plan and does not include elective deferrals of the executive officers’ compensation.

Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Vesting under the plan is defined as 100% upon a participant’s attainment of age 55 and 10 years of service, and 0% prior to a participant’s attainment of age 55 and 10 years of service. Full vesting also occurs if a participant with five years or more of service is involuntarily terminated by Kforce without cause or upon death, disability or a change in control. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the executive officer earned the highest salary and bonus during the last ten years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the executive officer or through a 10-year annuity, as elected by the executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006. For purposes of the measurement of the benefit obligation as of December 31, 2008, Kforce has assumed that all participants will elect to take the lump sum present value option.

The following represents the components of net periodic benefit cost for the three months ended:

	Three Months Ended March 31
	2009	2008
Service cost	$567	$548
Interest cost	64	33
Expected return on plan assets	—	—
Curtailment (gain)/loss	(279)	—

Net periodic benefit cost	$352	$581

The net periodic benefit cost recognized for the three months ended March 31, 2009 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2008. The net periodic benefit cost for the three months ended March 31, 2009 includes a curtailment gain of approximately $279 as a result of the termination of an executive officer. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the three months ended March 31, 2009. Kforce currently anticipates funding the SERP during the year ending December 31, 2009.

Supplemental Executive Retirement Health Plan

Effective April 20, 2007, the Board of Directors approved the Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain executive officers. The vesting and eligibility requirements mirror that of the SERP, and no advance funding is required by Kforce or the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date.

The following represents the components of net periodic postretirement benefit cost for the three months ended:

	Three Months Ended March 31
	2009	2008
Service cost	$36	$151
Interest cost	9	—
Expected return on plan assets	—	—
Curtailment (gain) /loss	(180)	—

Net periodic benefit cost	$(135)	$151

The net periodic postretirement benefit cost recognized for the three months ended March 31, 2009 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2008. The net periodic postretirement benefit cost for the three months ended March 31, 2009 includes a curtailment gain of approximately $180 as a result of the termination of an executive officer.

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

On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan, which was previously adopted by the Board of Directors on April 28, 2006. The aggregate number of shares of common stock that may be subject to awards under the 2006 Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. The 2006 Stock Incentive Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), performance-accelerated restricted stock (“PARS”) and restricted stock (“RS”), subject to share availability. The 2006 Stock Incentive Plan terminates on April 28, 2016. On April 27, 2009, our Board of Directors adopted an amendment to the 2006 Stock Incentive Plan to increase the number of authorized awards to be issued under the 2006 Stock Incentive Plan from 3,000 to 5,100, which is subject to shareholder approval at the 2009 Annual Meeting that is being held on June 16, 2009.

Vesting of equity instruments issued under the 2006 Stock Incentive Plan is determined on a grant-by-grant basis. Options and SARs expire at the end of ten years from the date of grant, and Kforce issues new shares upon exercise of options.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the three months ended March 31, 2009:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2008	2,933	61	108	3,102	$10.26
Exercised	(37)	—	—	(37)	$5.29	$74
Forfeited/Cancelled	(41)	—	—	(41)	$10.05

Outstanding as of March 31, 2009	2,855	61	108	3,024	$10.32

Unvested awards as of March 31, 2009	—	—	35	35

Exercisable at March 31, 2009	2,855	61	73	2,989	$10.33

During the three months ended March 31, 2009 and 2008, Kforce recognized compensation expense of $56 and $114, respectively. As of March 31, 2009, total unrecognized compensation cost related to non-vested options was $72, which will be recognized in our second quarter ending June 30, 2009. All unvested awards as of March 31, 2009 are currently expected to vest in the future.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest 100% three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied. There were no SARs granted in the three months ended March 31, 2009.

The following table presents the activity for the three months ended March 31, 2009:

	# of SARS	Weighted Average Exercise Price Per SAR
Outstanding as of December 31, 2008	830	$11.04
Forfeited/Cancelled	(28)	$10.32

Outstanding as of March 31, 2009	802	$11.07

Unvested awards as of March 31, 2009	—

Exercisable at March 31, 2009	802	$11.07

During the three months ended March 31, 2009 and 2008, Kforce recognized compensation expense related to SARS of $0 and $717, respectively. There is no unrecognized compensation expense related to SARs as of March 31, 2009.

Performance Accelerated Restricted Stock

Although no requirement exists, PARS are generally granted during the first quarter of each year to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the three months ended March 31, 2009 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 50% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied.

The following table presents the activity for the two years ended March 31, 2009:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	297	$13.30
Granted	591	$7.62
Forfeited	(21)	$13.21

Outstanding as of March 31, 2009	867	$9.43

During January 2009, Kforce granted an aggregate of 591 PARS to certain executive officers. The valuation of the PARS was determined by its intrinsic value (as if the underlying shares were vested and issued on the grant date) and had a grant date fair value of $7.62. The fair value of these awards is being amortized over a weighted average derived service period of 3.82 years, which was determined using a lattice model and is subject to any acceleration provisions being met.

Kforce recognized total compensation expense related to PARS of $528 and $561 during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, total unrecognized compensation expense related to PARS was $5,776, which will be recognized over a weighted average remaining period of 3.04 years.

Restricted Stock

Although no requirement exists, restricted stock (“RS”) is generally granted during the first quarter of each year to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. There was no RS granted in the three months ended March 31, 2009.

The following table presents the activity for the three months ended March 31, 2009:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	578	$8.96
Vested	(206)	$8.35
Forfeited	(59)	$9.93

Outstanding as of March 31, 2009	313	$9.17

During the three months ended March 31, 2009 and 2008, Kforce recognized compensation expense related to RS of $319 and $348, respectively. Total unrecognized compensation expense related to RS awards that were unvested as of March 31, 2009 was $2,273, which will be recognized over a weighted average remaining period of 4.64 years.

During the three months ended March 31, 2009, certain executives elected to satisfy minimum tax withholding obligations related to the vesting of RS by directing Kforce to withhold 41 of these shares. Kforce accounts for these shares as treasury stock until they have been formally retired and have been reflected as such in the accompanying unaudited condensed consolidated financial statements.

Note G – Alternative Long-Term Incentive Award

On January 2, 2009, Kforce granted to certain executive officers an alternative long-term incentive (“ALTI”), which will be measured over three discrete annual periods in 2009, 2010 and 2011. The ultimate annual payouts will be based on the performance of Kforce’s common stock each year relative to its peer group. As a result, the value of the ALTI may increase or decrease based on the performance of Kforce’s common stock each year relative to its peer group.

Kforce has valued each tranche of the ALTI using a Monte Carlo simulation, which aggregated to a fair value of $2,230 at March 31, 2009. The fair value of the ALTI is being recognized using the graded vesting attribution method by recognizing the value of each separate tranche over the respective requisite service period. During the three months ended March 31, 2009, Kforce recorded compensation expense of $359. As of March 31, 2009, $216 is classified in other current liabilities and $143 is classified in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. Kforce will remeasure the fair value of the ALTI determined under the Monte Carlo simulation on a quarterly basis.

Note H – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets for the three months ended March 31, 2009:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2008	$140,119	$10,604	$150,723
Adjustment to dNovus goodwill	49	—	49
Amortization of intangible assets	—	(537)	(537)

Balance as of March 31, 2009	$140,168	$10,067	$150,235

As of March 31, 2009 and December 31, 2008, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $3,110 as of March 31, 2009 and December 31, 2008. All of the other intangible assets, net represented less than 5% of total assets.

As of March 31, 2009 and December 31, 2008, accumulated amortization on intangible assets was $19,169 and $18,632, respectively. The estimated remaining amortization expense is $1,347 for 2009, $1,431 for 2010, $953 for 2011, $849 for 2012 and $758 for 2013.

Note I – Reportable Segments

Kforce’s reportable segments are: (i) Tech, (ii) FA, (iii) HLS and (iv) GS. This determination was supported by, among other factors: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of each segment’s operations, and information presented to the Board of Directors. During this assessment, it was determined that Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

As was previously discussed, the financial results of Scientific and Nursing, which have historically been included in our HLS segment, have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As a result, the following table excludes the results of our Scientific and Nursing businesses for the three months ended March 31, 2008. See Note B for the results of discontinued operations for the three months ended March 31, 2008.

Historically, and for the three months ended March 31, 2009, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three months ended March 31, 2009 and 2008:

	Tech	FA	HLS	GS	Total
Three Months Ended March 31:
2009
Net service revenues:
Flexible billings	$114,928	$36,000	$44,602	$27,957	$223,487
Search fees	2,610	4,574	638	—	7,822

Total net service revenues	$117,538	$40,574	$45,240	$27,957	$231,309

Gross profit	$32,976	$15,933	$13,504	$9,808	$72,221
2008
Net service revenues:
Flexible billings	$120,731	$47,591	$45,824	$18,093	$232,239
Search fees	7,369	9,991	413	—	17,773

Total net service revenues	$128,100	$57,582	$46,237	$18,093	$250,012

Gross profit	$39,651	$25,393	$14,481	$6,490	$86,015

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the first quarter ended March 31, 2009.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2009 and 2008, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and during the three months ended March 31, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the three months ended March 31, 2009 decreased 7.5% to $231.3 million from $250.0 million in the comparable period in 2008.

•	Search fees for the three months ended March 31, 2009 decreased 56.0% to $7.8 million from $17.8 million in the comparable period in 2008.

•	Flex revenues for the three months ended March 31, 2009 decreased 3.8% to $223.5 million from $232.2 million in the comparable period in 2008.

•	Gross profit margin decreased 320 basis points for the three months ended March 31, 2009 to 31.2% from 34.4% in the comparable period in 2008, primarily resulting from a decline in Search fees.

•

Flex gross profit margin decreased 60 basis points for the three months ended March 31, 2009 to 28.8% from 29.4% in the comparable period in 2008, primarily resulting from the compression in the spread between our bill rates and pay rates.

•

Selling, general and administrative expenses as a percentage of revenue were 27.4% and 28.2% for the three months ended March 31, 2009 and 2008, respectively, which was primarily due to decreases in, among other factors, commission expense, bad debt expense and certain discretionary expenses.

•	Diluted earnings per share for the three months ended March 31, 2009 decreased 55.6% to $0.08 from $0.18 in the comparable period in 2008.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 11, 2009 for a more detailed discussion of our critical accounting estimates.

NEW ACCOUNTING STANDARDS

See the “New Accounting Standards” section within Note A, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

Net service revenues for the three months ended March 31, 2009 were $231.3 million, a decline of 7.5% over the comparable period in 2008. The decline was primarily due to our FA and Tech segments, which had year-over-year declines in net service revenues of 29.5% and 8.2%, respectively. We also experienced weakness in our HLS segment, which had a year-over-year decline in net service revenues of 2.2%. Excluding the impact of the acquisition of dNovus, our GS segment experienced a year-over-year increase in net service revenues of 7.9%. Net service revenues for our GS segment including dNovus, for the three months ended March 31, 2009 and 2008 were $27.9 million and $18.1 million, respectively, which represents an increase of 54.5%. These operational results were achieved during a recessionary U.S. macro-economic environment, which included continued turmoil in the credit and financial markets, declining GDP, an increase in the unemployment rate for individuals with college degrees, and increasing jobless claims.

Kforce continues to experience: (i) significant reductions in Search revenue, which declined 56.0% during the quarter ended March 31, 2009, as compared to the comparable period in 2008; (ii) a decrease in Flex revenues of 3.8% over the comparable period in 2008 and (iii) declines in Flex gross profit margins across all of our segments. As a result, our gross profit margins decreased 320 basis points to 31.2% as compared to 34.4% for the quarter ended March 31, 2008 and decreased 230 basis points as compared to the fourth quarter of 2008. Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. In addition, we believe that Flex demand generally increases before demand for Search activity increases.

The economic uncertainties in which we currently operate make it challenging for Kforce to predict the near-term future, and the U.S. recession continues to have a significant adverse impact on our business. Management believes that the GS segment will have more stability during economic down cycles, primarily as a result of its mix of revenue being entirely concentrated in Flex revenue, the nature of its operations generally being less dependent upon growth of the U.S. economy and the relative duration of its contracts. This is also a result of the growth of the federal agencies that are customers of Kforce, such as the Department of Defense and the Department of Homeland Security, and the use by many of these agencies of outsourced labor. We do not currently anticipate any significant adverse impacts to our GS segment as a result of the presidential and congressional elections because of the government agencies in which our GS segment participates. The GS segment, however, has experienced delays in the timing of project awards.

We believe that initiatives undertaken during the last several years, such as restructuring both our back office and our field operations, and upgrading our corporate systems and other technology, have increased our operating efficiencies and have also enabled us to be more responsive to our clients. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. In addition, during the most recent economic up cycle, our experienced management team has been successful in reducing Kforce’s dependence on Search revenue, significantly increasing the GS segment’s annualized revenues, divesting itself of non-core businesses, and the further development in and refinement of our national recruiting center in support of our field teams and national accounts. We believe that our diversified portfolio of service offerings, which are primarily domestic, will also be a key contributor to our long-term financial stability.

We expect the remainder of 2009 to continue to be an extremely difficult economic environment; the extent of which is dependent upon the depth and length of the current U.S. recession. As a result, we expect to see reductions in Search and Flex revenue, especially in our Tech and FA segments and gross profit compression across all segments, when compared to 2008 results.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three months ended March 31:

	2009	2008
Net Service Revenues by Segment:
Tech	50.8%	51.3%
FA	17.5	23.0
HLS	19.6	18.5
GS	12.1	7.2

Net service revenues	100.0%	100.0%

Revenue by Time:
Flex	96.6%	92.9%
Search	3.4	7.1

Net service revenues	100.0%	100.0%

Gross profit	31.2%	34.4%
Selling, general and administrative expenses	27.4%	28.2%
Depreciation and amortization	1.3%	1.6%
Income from continuing operations, before income taxes	2.3%	4.4%
Income from continuing operations	1.4%	2.6%
Net income	1.4%	2.9%

The following table details net service revenues for Flex and Search revenue by segment and changes from the prior period for the three months ended March 31:

(in $000’s)	2009	Increase (Decrease)	2008
Tech
Flex	$114,928	(4.8)%	$120,731
Search	2,610	(64.6)%	$7,369

Total Tech	$117,538	(8.2)%	$128,100

FA
Flex	$36,000	(24.4)%	$47,591
Search	4,574	(54.2)%	9,991

Total FA	$40,574	(29.5)%	$57,582

HLS
Flex	$44,602	(2.7)%	$45,824
Search	638	54.5%	413

Total HLS	$45,240	(2.2)%	$46,237

GS
Flex	$27,957	54.5%	$18,093
Search	—		—

Total GS	$27,957	54.5%	$18,093

Total Flex	$223,487	(3.8)%	$232,239
Total Search	7,822	(56.0)%	17,773

Total Revenue	$231,309	(7.5)%	$250,012

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of expenses incurred by Kforce that are billable to the client.

With the exception of our GS segment, Kforce experienced Flex revenue declines during the three months ended March 31, 2009 across all segments, which is primarily a result of the difficult macro-economic environment. Our FA segment was most significantly impacted by the difficult macro-economic environment.

We believe our Flex revenues for our largest segment, Tech, have held up better than expected based on previous economic downturns, which we believe is primarily a result of our highly skilled people and our field operations model. We believe that this model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This delivery model includes our national recruiting center, which we believe has been effective in increasing the quality and speed of delivery to our clients, particularly our national accounts. We also believe that unlike the late 1990s and early 2000s, our customers generally have not over-hired during the most recent economic expansion. Also, we believe that there was no exaggerated technology bubble similar to that which developed prior to the last economic downturn.

Although our GS segment demonstrated strong results in 2008, the difficult macro-economic environment impacted results in the first quarter of 2009. However, as previously mentioned, we expect this business to be more stable during these difficult economic times given it is less dependent upon the growth of the U.S. economy. While we continue to monitor legislative initiatives of the new administration, we do not expect any legislation to significantly negatively impact 2009 results. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. Although our GS segment has a very high historical success rate in the re-compete process given its strong relationships with its customers, a significant portion of GS contracts are subject to this process during 2009 and a loss of re-compete business could negatively impact 2009 performance.

The Clinical Research business within our HLS segment saw a decrease in activity as we progressed through the fourth quarter of 2008 and into the first quarter of 2009, reflecting the cost-cutting initiatives of large pharmaceutical companies as well as delays in hiring activity resulting from the mergers within this sector. Given this, we anticipate a decrease in volume for the remainder of 2009 in this business. The Healthcare business within our HLS segment, which primarily consists of professionals providing medical coding and transcription services to hospitals and other healthcare facilities, saw its Flex revenues impacted by declining trends in hospital census, which we expect may continue for the remainder of 2009.

The continued shift towards business with higher rates such as GS, Tech and Clinical Research as well as our focus on pricing and customer profitability contributed to an increase in the average bill rate per hour to $59.43 for the three months ended March 31, 2009 compared to $58.42 for the first quarter of 2008, an increase of 1.7%. The impact of the increase in the average bill rate per hour was partially offset by a decline of 5.3% in the number of total Flex hours worked.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three months ended March 31:

(in 000’s)	2009	Increase (Decrease)	2008
Tech	1,806	(2.6)%	1,855
FA	1,048	(19.9)	1,308
HLS	502	(3.8)	522
GS	314	64.4	191

Total hours	3,670	(5.3)%	3,876

The changes in billable expenses, which are included as a component of net services revenues are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three months ended March 31:

(in $000’s)	2009	Increase (Decrease)	2008
Tech	$923	70.0%	$543
FA	60	(53.1)	128
HLS	4,059	(19.4)	5,035
GS	348	510.5	57

Total billable expenses	$5,390	(6.5)%	$5,763

Search Fees. The decrease in Search fees is attributable to both the decrease in the number of placements as well as changes in the average fee earned on each placement. Our GS segment does not make permanent placements.

As was previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. Over the last several quarters, Kforce has experienced significant sequential declines in Search fees, which was expected as the U.S. economic environment declined sharply. Sequential declines in the three months ended March 31, 2009 and December 31, 2008 were 38.8% and 17.5%, respectively, over the prior quarterly periods.

Over the last several years, Kforce has made a concerted effort to de-emphasize the contribution of Search fees to overall net service revenues, which is primarily a result of the highly volatile nature of the Search business as well as the costs that must be invested in establishing the workforce. As a result of the current economic environment, Kforce expects continued declines in Search fees in 2009.

Total placements for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2009	Increase (Decrease)	2008
Tech	188	(60.6)%	477
FA	353	(56.2)	806
HLS	44	(46.7)	30

Total placements	585	(55.4)%	1,313

The average placement fee for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2009	Increase (Decrease)	2008
Tech	$13,915	(9.9)%	$15,438
FA	12,945	4.5	12,390
HLS	14,491	2.0	14,206

Total average placement fee	$13,372	(1.2)%	$13,538

Gross Profit. Gross profit on Flex billings is determined by deducting the direct costs of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontractor costs) from net Flex service revenues. In addition, consistent with industry practices, gross profit dollars from Search fees are equal to revenues, because there are generally no direct costs associated with such revenues.

The following table presents, for each segment, the gross profit percentage and percentage change over the prior period for the three months ended March 31:

	2009	Increase (Decrease)	2008
Tech	28.1%	(9.4)%	31.0%
FA	39.3	(10.9)	44.1
HLS	29.8	(4.8)	31.3
GS	35.1	(2.2)	35.9

Total gross profit percentage	31.2%	(9.3)%	34.4%

Changes in the amount of Search fees as a percentage of total revenue can significantly impact total gross profit percentage because Search revenue contributes 100% to gross profit, as previously discussed. Given this dynamic, Kforce monitors gross profit as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage, such as changes in volume evidenced by changes in Flex hours billed and changes in the spread between bill rate and pay rate for Flex (“Flex Rate”).

The decrease in Search gross profit for the three months ended March 31, 2009, compared to the same period in 2008, was $10.0 million, composed of a $9.8 million decrease in volume and a $0.2 million decrease in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended March 31:

	2009	Increase (Decrease)	2008
Tech	26.4%	(1.1)%	26.7%
FA	31.6	(2.5)	32.4
HLS	28.8	(6.2)	30.7
GS	35.1	(2.2)	35.9

Total Flex gross profit percentage	28.8%	(2.0)%	29.4%

The decrease in Flex gross profit for the three months ended March 31, 2009, compared to the same period in 2008, was $3.8 million, $1.2 million of which resulted from a decrease in the Flex Rate and $2.6 million resulted from a decrease in volume.

The Flex gross profit percentage was negatively impacted in the first quarter of 2009 by the macro-economic environment and the compression that occurred in the spread between Kforce’s bill rates and pay rates, which is primarily due to the lag in Kforce’s ability to reduce pay rates as quickly as bill rates decline. We expect continued pressure on our bill rates in 2009 but we will be actively managing, to the extent possible, our pay rates. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit.

Selling, General and Administrative Expenses (“SG&A”). For the three months ended March 31, 2009 and 2008, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 82.6% and 80.7%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate productivity. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A expenses along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three months ended March 31:

(in $000’s)	2009	% of Revenue	2008	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$52,378	22.6%	$56,786	22.7%
Other	11,032	4.8	13,595	5.5

Total SG&A	$63,410	27.4%	$70,381	28.2%

SG&A expenses as a percentage of net service revenues decreased 80 basis points, or 0.8%, for the three months ended March 31, 2009 as compared to the comparable period in 2008. This was primarily attributable to the following:

•

Increase in compensation and benefits of 2.1% of net service revenues, which was primarily related to: (i) a certain portion of compensation is fixed and does not decline as net service revenues decline; (ii) an increase in the cost of providing health insurance to our employees; (iii) an increase in severance costs paid to terminated employees and (iv) an increase in incentive-based compensation. In order to align expenses with the declining revenue stream, Kforce elected to keep 2009 base salaries at 2008 levels for our top 50 leaders, which include our named executive officers, our executive team, top field leadership and certain other corporate officers.

•

Decrease in commission expense of 2.1% of net service revenues, which was primarily attributable to: (i) a decline in the percentage contribution of Search fees, which generally have a higher commission rate, to total gross profit; (ii) productivity being driven by a favorable shift in associate tenure; and (iii) an overall reduction in headcount.

•

Decrease in bad debt expense of 0.6% of net service revenues, which was primarily attributable to: (i) a decrease in accounts receivable write-offs as compared to the first quarter of 2008, which is reflective of Kforce’s efforts to aggressively manage outstanding customer balances and (ii) the improvement in the aging of our accounts receivable.

•	Decreases in discretionary expenses such as travel, telephone and office-related expenses including postage and supplies as a percentage of revenue, as a result of our cost containment focus.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category, for the three months ended March 31:

(in $000’s)	2009	% Increase (Decrease)	2008
Fixed asset depreciation	$849	44.6%	$587
Capital lease asset depreciation	562	(23.8)	738
Capitalized software amortization	1,091	(20.1)	1,366
Intangible asset amortization	538	(57.3)	1,261

Total depreciation and amortization	$3,040	(23.1)%	$3,952

The $0.7 million decrease in intangible asset amortization for the three months ended March 31, 2009 is primarily related to the completion of amortization on certain identifiable intangible assets acquired in the 2004 acquisition of Hall Kinion.

Other Expense, Net. Other expense, net was $0.3 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, and consists primarily of interest expense related to outstanding borrowings under our Credit Facility. The decrease of $0.5 million was primarily due to Kforce’s continued emphasis on paying down outstanding borrowings and a decline in Kforce’s weighted average borrowing rate.

Income Tax Expense. Income tax expense as a percentage of income before taxes (our “effective rate”) for the three months ended March 31, 2009 and 2008 was 41.7% and 39.2%, respectively. The increase in Kforce’s effective rate for the three months ended March 31, 2009 is a result of a significant reduction in forecasted pre-tax net income for 2009 as well as an increase in certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. Kforce had $71.3 million and $60.3 million in working capital as of March 31, 2009 and December 31, 2008, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 2.0 as of March 31, 2009 and 1.7 as of December 31, 2008.

Please see the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next twelve months. However, further deterioration in the economic environment and market conditions could negatively impact operating results and liquidity as well as the ability of our lenders to fund borrowings. There is no assurance that: (i) our lenders will be able to fund our borrowings, or (ii) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties.

Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and stock repurchases.

The following table presents a summary of our cash flows from operating, investing and financing activities for the three months ended March 31:

	2009	2008
Cash provided by (used in):
Operating activities	$(3,280)	$14,162
Investing activities	(1,644)	(3,427)
Financing activities	5,164	(10,984)

Increase (decrease) in cash and cash equivalents	$240	$(249)

Discontinued Operations

As was previously discussed, Kforce sold its Scientific and its per-diem Nursing businesses on April 29, 2008 and June 29, 2008, respectively. The accompanying Unaudited Condensed Consolidated Statements of Cash Flows has been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the three months ended March 31, 2008, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by (used in) operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008. The largest source and use of operating cash flows for Kforce are the collection of customer accounts receivable and the payment of our employee and consultant population’s compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the three months ended March 31, 2009 and 2008 were $0.7 million and $1.8 million, respectively, which excludes equipment acquired under capital leases. Over the last few years, we have made significant investments in our infrastructure to support the growth in our business, which included additional back office system software modules. We believe these investments will enhance the efficiency and productivity of our sales and delivery activities, such as our order, time entry, billing and cash receipt processes as well as improve customer service. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary future capital expenditures.

Financing Activities

During the three months ended March 31, 2008, open market repurchases of common stock were $13.0 million.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are $140.0 million, which includes a revolving loan tranche of up to $125.0 million (the “Revolving Loan Amount”) and a $15.0 million sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed up to $25.0 million was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable of which unbilled can be no more than 40% of billed receivables, less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or Prime. Fluctuations in the ratio of unbilled to billed receivable could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of March 31, 2009, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, the goodwill and other intangible asset impairment charge recognized in the fourth quarter of 2008 would result in Kforce failing the fixed charge coverage ratio under its current definition, which would constitute an event of default. The Credit Facility expires in November 2011.

As of March 31, 2009, there was $44.0 million outstanding and $21.2 million available under the Credit Facility. As of May 7, 2009, there was $36.0 million outstanding and $44.0 million available under the Credit Facility. Kforce is not currently aware of any inability of our bank group participants to provide access to the full commitment of funds that exist under our Credit Facility, if necessary.

Off-Balance Sheet Arrangements

Kforce does not have any off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.

Stock Repurchases

As of December 31, 2008, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $74.8 million remained available for future repurchases. During the three months ended March 31, 2009, Kforce repurchased approximately 41.0 thousand shares for minimum income tax withholding on the vesting of restricted stock awards at a total cost of $0.3 million. As of March 31, 2009, $74.5 million remains available for future repurchases.

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

As of March 31, 2009, we had approximately $44.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was approximately 1.75% at March 31, 2009. A hypothetical 10% increase in interest rates in effect at March 31, 2009 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 1% of net service revenues. We will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

During the first quarter of 2009, no new legal proceedings that are likely to have a material adverse impact on Kforce, and no material developments with respect to existing legal proceedings, occurred.

Item 1A.	Risk Factors

Set forth below are the material changes and updates from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2008.

The gross domestic product in the U.S. has declined, indicating that the U.S. economy is in a recession.

Global consumer confidence continues to erode amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth and resulted in a recession in the U.S. Recent economic conditions have had a negative impact on our results of operations during the quarter ended March 31, 2009, due to reduced customer demand which is expected to continue for the foreseeable future. If these economic conditions continue or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, the inability of customers to obtain credit, and the insolvency of one or more customers. Any of these effects could impact our ability to collect receivables, increase our need for cash, and ultimately decrease our net revenue and profitability.

Kforce may not be able to maintain sufficient cash flow or borrowing capacity to support operations.

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable of which unbilled can be no more than 40% of billed receivables, less certain minimum availability reserves. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of March 31, 2009, Kforce had availability under the Credit Facility of $21.2 million; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce may fail the minimum fixed charge coverage ratio, which would constitute an event of default. The Credit Facility expires in November 2011.

At no time during the existence of the Credit Facility have we ever failed to meet the minimum availability and fixed charge coverage ratio requirements. If we did not comply with these financial covenants, such a breach of the Credit Facility could materially adversely affect our liquidity and financial condition and could result, among other things, in the acceleration of all amounts borrowed under the Credit Facility. See the “Liquidity and Capital Resources” portion of MD&A in this quarterly report.

The financial markets continue to experience significant turmoil which may negatively impact our liquidity and our ability to obtain financing, and may also cause a decrease in demand for our services.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on all, or a substantial portion, of the amounts available under our Credit Facility. Also, if we attempt to obtain future financing in addition to, or as a replacement of, our Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing or at comparable terms. In addition, the credit market turmoil has negatively impacted certain of our customers which could lead to a decrease in demand for our services.

Kforce may be adversely affected by immigration restrictions.

Our Tech business utilizes a significant number of foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree in the U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political forces and levels of economic activity. Future restrictions on the availability of such visas could restrain our ability to acquire the skilled professionals we need to meet our client’s needs, which could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	3,888	$7.62	3,888	$74,799,878
February 1, 2009 to February 28, 2009	37,247	$7.72	37,247	$74,512,328
March 1, 2009 to March 31, 2009	—	—	—	$74,512,328

Total	41,135	$7.71	41,135	$74,512,328

(1)	All of the shares reported above as purchased in the months of January and February were repurchased to satisfy the statutory minimum tax withholding requirement for certain executives pertaining to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Separation and Release Agreement, effective January 21, 2009, between Kforce Inc. and Stephen J. McMahan. (6)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed January 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: May 8, 2009	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2009	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)