Form 10-Q
period 2009-06-30
KFORCE  INC
filed 2009-08-05
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2009, was 38,355,479.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2009

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Flexible billings	$219,326	$235,182	$442,813	$467,421
Search fees	6,626	19,951	14,448	37,724

Net service revenues	225,952	255,133	457,261	505,145
Direct costs of services	154,331	163,769	313,419	327,766

Gross profit	71,621	91,364	143,842	177,379
Selling, general and administrative expenses	62,084	78,697	125,494	149,078
Depreciation and amortization	2,885	3,670	5,925	7,622

Income from operations	6,652	8,997	12,423	20,679
Other expense, net	275	552	624	1,344

Income from continuing operations, before income taxes	6,377	8,445	11,799	19,335
Income tax expense	2,470	3,330	4,731	7,600

Income from continuing operations	3,907	5,115	7,068	11,735
Income from discontinued operations, net of income taxes	—	3,585	—	4,143

Net income	3,907	8,700	7,068	15,878
Other comprehensive income (loss):
Defined benefit pension and postretirement plans, net of tax	6	(386)	(265)	(386)

Comprehensive income	$3,913	$8,314	$6,803	$15,492

Earnings per share – basic:
From continuing operations	$0.10	$0.13	$0.18	$0.29
From discontinued operations	—	0.09	—	0.10

Earnings per share – basic	$0.10	$0.22	$0.18	$0.39

Earnings per share – diluted:
From continuing operations	$0.10	$0.13	$0.18	$0.29
From discontinued operations	—	0.09	—	0.10

Earnings per share – diluted	$0.10	$0.22	$0.18	$0.39

Weighted average shares outstanding – basic	38,314	39,832	38,229	40,229

Weighted average shares outstanding – diluted	38,988	40,317	38,737	40,631

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$467	$660
Trade receivables, net of allowance for doubtful accounts and fallouts of $5,944 and $6,370, respectively	127,844	132,428
Income tax refund receivable	307	487
Deferred tax asset, net	5,701	5,994
Prepaid expenses and other current assets	6,418	6,177

Total current assets	140,737	145,746
Fixed assets, net	12,649	14,687
Other assets, net	30,471	29,032
Deferred tax asset, net	10,938	10,627
Intangible assets, net	8,739	10,604
Goodwill	140,368	140,119

Total assets	$343,902	$350,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$28,997	$28,084
Accrued payroll costs	48,547	51,310
Other current liabilities	2,155	1,917
Income taxes payable	903	4,133

Total current liabilities	80,602	85,444
Long-term debt – credit facility	24,863	38,022
Long-term debt – other	1,766	2,294
Other long-term liabilities	22,000	19,212

Total liabilities	129,231	144,972

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 62,322 and 61,866 issued, respectively	623	619
Additional paid-in capital	328,838	325,187
Accumulated other comprehensive income	124	389
Retained earnings	35,540	28,472
Less reacquired shares at cost; 23,989 and 23,850 shares, respectively	(150,454)	(148,824)

Total stockholders’ equity	214,671	205,843

Total liabilities and stockholders’ equity	$343,902	$350,815

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2009
Common stock – shares:
Shares at beginning of period	61,866
Issuance of restricted stock	209
Exercise of stock options	247

Shares at end of period	62,322

Common stock – par value:
Balance at beginning of period	$619
Issuance of restricted stock	2
Exercise of stock options	2

Balance at end of period	$623

Additional paid-in capital:
Balance at beginning of period	$325,187
Issuance of restricted stock	(2)
Exercise of stock options	1,716
Income tax benefit from restricted stock and stock option exercises	201
Stock-based compensation	1,619
Employee stock purchase plan	117

Balance at end of period	$328,838

Accumulated other comprehensive income:
Balance at beginning of period	$389
Pension and postretirement plans adjustment, net of tax of $183	(265)

Balance at end of period	$124

Retained earnings:
Balance at beginning of period	$28,472
Net income	7,068

Balance at end of period	$35,540

Treasury stock – shares:
Shares at beginning of period	23,850
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	55
Shares tendered in payment of the exercise price of stock options	143
Employee stock purchase plan	(59)

Shares at end of period	23,989

Treasury stock – cost :
Balance at beginning of period	$(148,824)
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(458)
Shares tendered in payment of the exercise price of stock options	(1,465)
Employee stock purchase plan	293

Balance at end of period	$(150,454)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$7,068	$15,878
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Intangible asset impairment charge	870	—
Deferred income tax provision, net	165	324
Gain on sale of discontinued operations	—	(5,938)
Depreciation and amortization	5,925	7,622
Stock-based compensation	1,619	9,568
(Recovery of) provision for bad debts on accounts receivable and fallouts	(712)	1,707
Pension and postretirement benefit plans expense	950	1,363
Alternative long-term incentive award	872	—
Deferred compensation liability increase (decrease), net	866	(1,171)
Tax benefit attributable to option exercises	201	24
Excess tax benefit attributable to option exercises	(2)	—
(Gain) loss on cash surrender value of company-owned life insurance	(322)	1,465
Loss on asset sales/disposals	134	167
Other	(126)	—
(Increase) decrease in operating assets:
Trade receivables, net	5,296	10,680
Income tax refund receivable	180	(85)
Prepaid expenses and other current assets	(1,552)	(1,337)
Other assets, net	168	242
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	702	(751)
Accrued payroll costs	(2,354)	(2,713)
Income taxes payable	(3,230)	(116)
Other long-term liabilities	120	1,169

Cash provided by operating activities	16,838	38,098

Cash flows from investing activities:
Acquisitions, net of cash received	91	—
Proceeds from disposition of businesses	—	10,536
Proceeds from escrow account	1,170	—
Capital expenditures	(1,878)	(5,516)
Premiums paid for company-owned life insurance	(2,200)	(2,632)
Other	86	—
Cash proceeds from sale of assets	4	22

Cash (used in) provided by investing activities	(2,727)	2,410

Cash flows from financing activities:
Proceeds from bank line of credit	167,122	181,259
Payments on bank line of credit	(180,281)	(198,589)
Excess tax benefit attributable to option exercises	2	—
Short-term vendor financing	11	—
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	253	75
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(458)	—
Payment of capital expenditure financing	(953)	(1,442)
Open market repurchases of common stock	—	(20,838)

Cash used in financing activities	(14,304)	(39,535)

(Decrease) Increase in cash and cash equivalents	(193)	973

Cash and cash equivalents at beginning of period	660	1,083

Cash and cash equivalents at end of period	$467	$2,056

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$7,246	$10,159
Interest, net	$513	$1,372
Non-Cash Transaction Information:
Employee stock purchase plan	$410	$448
Shares tendered in payment of the exercise price of stock options	$1,465	$—
Equipment acquired under capital lease	$196	$1,010
Proceeds from discontinued operations held in escrow	$—	$1,150

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on a temporary basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida and its 62 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprise approximately 1% of net service revenues and are included in our Tech segment.

Kforce serves Fortune 1000 companies, the Federal government, state and local governments, local and regional companies, and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2009, our results of operations for the three and six months ended June 30, 2009, and our cash flows for the six months ended June 30, 2009. The data in the condensed consolidated balance sheet as of December 31, 2008 was derived from our audited consolidated balance sheet as of December 31, 2008, as presented in our 2008 Annual Report on Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “we,” “our” or “us” refer to Kforce and its subsidiaries, except where the context indicates otherwise. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Important estimates and assumptions include the following: allowance for doubtful accounts and fallouts, accounting for goodwill and identifiable intangible assets and any related impairment, self-insured liabilities for workers’ compensation and health insurance, stock-based compensation, obligations for pension and postretirement benefit plans, expected annual commission rate and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write-offs. Kforce performs an ongoing analysis of factors in determining the allowance for doubtful accounts and fallouts as of June 30, 2009, including recent write-off and delinquency trends, a specific analysis of material receivable balances that are past due, the concentration of accounts receivable among clients, current economic conditions, and Kforce’s exposure to customers in high-risk sectors. Kforce writes off trade receivables after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 4.4% and 4.6% as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009 and December 31, 2008, there was no individual client that had a receivable balance greater than 4.4% and 3.9%, respectively, of gross accounts receivable.

Revenue Recognition

Our staffing businesses earn revenue from two primary sources: Flexible billings and Search fees. Flexible billings are recognized when our billable employees and subcontractors provide services. We pay all costs of employment for our billable employees, including workers’ compensation insurance, unemployment taxes, social security and certain fringe benefits. Search fees are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenue net of an estimated reserve for “fallouts,” which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less.

Net service revenues represent services rendered to customers less credits, discounts, rebates and allowances for fallouts. Revenue includes reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services. Kforce collects sales taxes for various taxing authorities and it is Kforce’s policy to record these amounts on a net basis; thus, sales tax amounts are not included in net service revenues.

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years. Revenues from contracts with fees based on time and materials (which account for the vast majority of the GS segment’s contracts) or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as amended by SAB No. 104, Revenue Recognition (“SAB 104”). Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measures, which is the contractual earnings pattern. In addition, in such contracts, the fees earned are based on contractually established billing rates. Our GS segment does not generate any Search fees.

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

Fair Value Measurements

Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value due to the variable nature of the interest rates under our Credit Facility. Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

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

On June 30, 2009, Kforce adopted the provisions of FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires disclosure about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. The adoption did not have a material impact on the consolidated financial statements.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

Kforce’s measurements at fair value on a non-recurring basis during the three months ended June 30, 2009, subject to the requirements of SFAS 157, consisted of the following:

		Fair Value Measurements at June 30, 2009 Using:
	June 30 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Asset:
Trade name (1)	$0	$0	$0	$0	$(870)

Total	$0	$0	$0	$0	$(870)

(1)	See “Goodwill and Other Intangible Assets” within Note 1 to the unaudited condensed consolidated financial statements for additional discussion.

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

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If a long-lived asset is considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the asset exceeds its fair value. Other than the impairment charge discussed below, there were no other impairment charges recorded during the six months ended June 30, 2009 and 2008.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists, or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered factors including the continued economic developments and overall macro-economic environment and determined that there were no triggering events necessitating an interim review of the carrying value of our goodwill. There were no impairment charges recorded during the six months ended June 30, 2009 and 2008.

Other Intangible Assets

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete agreements, contractual relationships, customer contracts, trademarks and trade names. The impairment evaluation for indefinite-lived intangible assets, which consists of trademarks and trade names, is conducted as of December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an asset may be impaired.

For definite-lived intangible assets, Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the period of expected benefit, which ranges from 1 to 15 years.

During the three months ended June 30, 2009, Kforce recognized an impairment charge of $870 related to a trade name that was acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. The impairment charge primarily resulted from a review in the second quarter of 2009 that indicated a lack of market recognition and penetration of this trade name. We determined that the trade name’s carrying value was no longer recoverable. The fair value of the trade name was based on a relief-from-royalty model, which is considered a Level 3 input by Kforce. The impairment charge is a non-cash item and is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations and comprehensive income.

Capitalized Software

Kforce purchases, occasionally develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $453 and $721 during the three and six months ended June 30, 2009, respectively, compared to $533 and $1,024 during the three and six months ending June 30, 2008, respectively.

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

Stock-Based Compensation

Kforce accounts for stock-based compensation under the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires Kforce to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

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

Health Insurance

Except for certain fully-insured health insurance lines of coverage, Kforce retains liability of up to $270 ($250 for claims prior to January 1, 2009) annually for each health insurance plan participant. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and IBNR claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of its health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.

Business Combinations

Kforce utilizes the acquisition method in accounting for acquisitions whereby the total purchase price is first allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair value, and any remaining purchase price is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value, whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

Earnings per Share

Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method, except where the effect of including such potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share from continuing and discontinued operations for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$3,907	$5,115	$7,068	$11,735
Income from discontinued operations, net of tax	—	3,585	—	4,143

Net income	$3,907	$8,700	$7,068	$15,878

Denominator:
Weighted average shares outstanding – basic	38,314	39,832	38,229	40,229
Common stock equivalents	674	485	508	402

Weighted average shares outstanding – diluted	38,988	40,317	38,737	40,631
Earnings per share – basic:
From continuing operations	$0.10	$0.13	$0.18	$0.29
From discontinued operations	—	0.09	—	0.10

Earnings per share – basic	$0.10	$0.22	$0.18	$0.39

Earnings per share – diluted:
From continuing operations	$0.10	$0.13	$0.18	$0.29
From discontinued operations	—	0.09	—	0.10

Earnings per share – diluted	$0.10	$0.22	$0.18	$0.39

For the three and six months ended June 30, 2009, total weighted average awards to purchase or receive 2,118 and 3,028 shares of common stock were not included in the computations of diluted earnings per share, respectively, because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2008, total weighted average awards to purchase or receive 3,106 and 3,206 shares of common stock were not included in the computations of diluted earnings per share, respectively, because their inclusion would have had an anti-dilutive effect.

Subsequent Events

On June 30, 2009, we adopted the provisions of SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for using that date. The adoption of SFAS 165 did not have a significant impact on the accompanying unaudited condensed consolidated financial statements. We evaluated all events or transactions that occurred subsequent to June 30, 2009 and through the time of filing this Quarterly Report on Form 10-Q on August 5, 2009. We are not aware of any significant events that occurred subsequent to June 30, 2009 but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. This statement retains the acquisition method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. This statement also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. We adopted SFAS 141R on January 1, 2009, which did not have any impact on our consolidated financial statements upon adoption. However, we expect that SFAS 141R will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature of any future transactions.

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

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS are a set of standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, Kforce would be required to prepare its financial statements in accordance with IFRS in our fiscal year ending December 31, 2015. Kforce is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS No. 162 (“the Codification”). For financial statements issued for periods ending after September 15, 2009, the Codification will become the single source of all authoritative GAAP recognized by the FASB. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

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

In accordance with the Scientific APA, Kforce is obligated to indemnify the Scientific Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Scientific APA shall, with the exception of certain items, cease 18 months from the Scientific Closing Date and are limited to an aggregate of $3,475. Kforce believes the likelihood of exposure under the indemnification provisions is remote and, as a result, did not record a liability as of June 30, 2009.

Nursing

On June 29, 2008, Kforce entered into an Asset Purchase Agreement (the “Nursing APA”) pursuant to which it sold its per-diem Nursing business, a non-core business within its HLS segment, to Realtime Services, Inc. (the “Nursing Buyer”) for $1,500 in cash, which was paid at closing. Additionally, Kforce and the Nursing Buyer entered into a subordinated secured promissory note in the amount of $500 (the “Note”) that bears interest at a fixed rate of 6.0%. The interest and principal amount of the Note have been fully reserved. A balloon payment of $500 plus all accrued and unpaid interest is due on June 30, 2011, the maturity date of the Note. The Note is collateralized by a lien on all of the Nursing Buyer’s assets but is subordinated to the Nursing Buyer’s obligations to its lender.

In accordance with the Nursing APA, Kforce is obligated to indemnify the Nursing Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Nursing APA ceased, with the exception of certain items, on June 29, 2009. Kforce believes the likelihood of exposure under the indemnification provisions is remote and, as a result, did not record a liability as of June 30, 2009.

The financial results of Scientific and Nursing have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The following summarizes the results from discontinued operations for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net service revenues	$9,138	$23,630
Direct costs of services and operating expenses	9,051	22,633

	87	997
Gain on sale of discontinued operations	5,938	5,938

Income from discontinued operations, before income taxes	6,025	6,935
Income tax expense	2,440	2,792

Income from discontinued operations, net of income taxes	$3,585	$4,143

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

Pursuant to the terms of the Agreement, Purchaser acquired all of the outstanding stock of RDI for a total cash purchase price of $38,852 (the “dNovus Purchase Price”). The cash consideration paid by Purchaser was composed of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility. On the closing date, Purchaser placed $3,000 of the total dNovus Purchase Price, which was recorded as part of purchase price, into escrow to secure dNovus’ indemnification obligations and to satisfy certain adjustments to the dNovus Purchase Price.

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

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenues	$263,173	$520,997
Net income	$9,355	$17,092
Earnings per share – basic	$0.23	$0.42
Earnings per share – diluted	$0.23	$0.42
Weighted average shares outstanding – basic	39,832	40,229
Weighted average shares outstanding – diluted	40,317	40,631

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

We previously reported that the State of California, Employment Development Department (“EDD”), was examining the unemployment tax rates of two Kforce subsidiaries for the years 2003 through 2006. We also previously disclosed that revisions of the unemployment tax rates during the periods under examination could lead to assessments, if any, of up to $2,750. On June 23, 2009, we received notification from EDD stating that there would be no assessment for the years under examination. Although we can provide no assurances, we do not anticipate a tax assessment relating to this matter and we do not expect to make any provision for such an assessment in the future.

Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, cash flows or financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2009 was approximately $44,916 if, following a change of control, all of the employees under contract were terminated without good cause by the employer or the employees resign for good cause and $17,177 if, in the absence of a change in control, all of the employees under contract were terminated by Kforce without good cause or the employees resign for good cause.

Kforce has not recorded a liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note E – Employee Benefit Plans

Foreign Pension Plan

Kforce has a foreign defined benefit pension plan. Aggregate projected annual benefit payments (undiscounted) are estimated to be $8,844, none of which are expected to be paid prior to 2010. This plan had an insignificant effect on the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008.

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

The following represents the components of net periodic benefit cost for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$567	$548	$1,134	$1,096
Interest cost	64	33	128	66
Expected return on plan assets	—	—	—	—
Curtailment gain	—	—	(279)	—

Net periodic benefit cost	$631	$581	$983	$1,162

The net periodic benefit cost recognized for the three and six months ended June 30, 2009 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2008. The net periodic benefit cost for the three and six months ended June 30, 2009 includes a curtailment gain of approximately $0 and $279, respectively, as a result of the termination of an executive officer. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the six months ended June 30, 2009. Kforce currently anticipates funding the SERP during the year ending December 31, 2009.

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

The following represents the components of net periodic postretirement benefit cost for the following periods:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Service cost	$36	$40	$72	$191
Interest cost	9	10	18	10
Expected return on plan assets	—	—	—	—
Curtailment gain	—	—	(180)	—

Net periodic benefit cost	$45	$50	$(90)	$201

The net periodic postretirement benefit cost recognized for the three and six months ended June 30, 2009 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2008. The net periodic postretirement benefit cost for the three and six months ended June 30, 2009 includes a curtailment gain of approximately $0 and $180, respectively, as a result of the termination of an executive officer.

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

On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan, which allows for the issuance of stock options, stock appreciation rights (“SARs”), performance-accelerated restricted stock (“PARS”) and restricted stock (“RS”), subject to share availability. The aggregate number of shares of common stock that may be subject to awards under the 2006 Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. On June 16, 2009, the shareholders approved an amendment to the 2006 Stock Incentive Plan to increase the number of authorized awards to be issued under the 2006 Stock Incentive Plan from 3,000 to 5,100. The 2006 Stock Incentive Plan terminates on April 28, 2016.

Vesting of equity instruments issued is determined on a grant-by-grant basis. Options and SARs expire at the end of ten years from the date of grant, and Kforce issues new shares upon exercise of options.

Stock Options

The following table presents the activity for stock options under each of the stock incentive plans discussed above for the six months ended June 30, 2009:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2008	2,933	61	108	3,102	$10.26
Exercised	(247)	—	—	(247)	$6.97	$666
Forfeited/Cancelled	(156)	(30)	—	(186)	$10.29

Outstanding as of June 30, 2009	2,530	31	108	2,669	$10.56

Unvested awards as of June 30, 2009	—	—	35	35

Exercisable at June 30, 2009	2,530	31	73	2,634	$10.58

During the three and six months ended June 30, 2009, Kforce recognized compensation expense of $56 and $112, respectively. Kforce recognized compensation expense of $24 and $138 during the three and six months ended June 30, 2008, respectively. As of June 30, 2009, total unrecognized compensation cost related to non-vested options was $15, which will be recognized in our third quarter ending September 30, 2009. All unvested awards as of June 30, 2009 are currently expected to vest.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest 100% three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied. There were no SARs granted in the six months ended June 30, 2009.

The following table presents the activity for the six months ended June 30, 2009:

	# of SARS	Weighted Average Exercise Price Per SAR
Outstanding as of December 31, 2008	830	$11.04
Forfeited/Cancelled	(28)	$10.32

Outstanding as of June 30, 2009	802	$11.07

Unvested awards as of June 30, 2009	—

Exercisable at June 30, 2009	802	$11.07

During the three and six months ended June 30, 2009, Kforce did not recognize any compensation expense related to SARS due to the grant date fair value being fully amortized as of December 31, 2008. On June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the SARS issued in January 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards of $1,475 during the three months ended June 30, 2008. Kforce recognized compensation expense of $2,168 and $2,885 during the three and six months ended June 30, 2008, respectively. There is no unrecognized compensation expense related to SARs as of June 30, 2009.

Performance Accelerated Restricted Stock

Although no requirement exists, PARS are generally granted during the first quarter of each year to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the six months ended June 30, 2009 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 50% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied.

PARS granted prior to June 30, 2009 do not contain a non-forfeitable right to dividends or dividend equivalents.

The following table presents the activity for the six months ended June 30, 2009:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	297	$13.30
Granted	591	$7.62
Forfeited	(21)	$13.21

Outstanding as of June 30, 2009	867	$9.43

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

Kforce recognized total compensation expense related to PARS of $537 and $1,065 during the three and six months ended June 30, 2009, respectively. On June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the PARS issued in January 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards of $4,534 during the three months ended June 30, 2008. Kforce recognized total compensation expense related to PARS of $5,121 and $5,682 during the three and six months ended June 30, 2008, respectively. As of June 30, 2009, total unrecognized compensation expense related to PARS was $5,239, which will be recognized over a weighted average remaining period of 2.83 years.

Restricted Stock

Although no requirement exists, RS is generally granted during the first quarter of each year to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted prior to June 30, 2009 do not contain a non-forfeitable right to dividends or dividend equivalents. There was no RS granted in the six months ended June 30, 2009.

The following table presents the activity for the six months ended June 30, 2009:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	578	$8.96
Vested	(209)	$8.46
Forfeited	(59)	$9.93

Outstanding as of June 30, 2009	310	$9.10

During the three and six months ended June 30, 2009, Kforce recognized compensation expense related to RS of $124 and $442, respectively. Kforce recognized compensation expense related to RS of $515 and $863 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, total unrecognized compensation expense related to RS was $2,150, which will be recognized over a weighted average remaining period of 4.39 years.

During the six months ended June 30, 2009, certain executives elected to satisfy minimum tax withholding obligations related to the vesting of RS by directing Kforce to withhold 42 shares. Kforce accounts for these shares as treasury stock until they have been formally retired and have been reflected as such in the accompanying unaudited condensed consolidated financial statements.

Note G – Alternative Long-Term Incentive Award

On January 2, 2009, Kforce granted to certain executive officers an alternative long-term incentive (“ALTI”), which will be measured over three tranches having periods of 12, 24, and 36 months ending on January 2 of 2010, 2011 and 2012, respectively. The ultimate annual payouts will be based on the performance of Kforce’s common stock each year relative to its peer group, as defined by the Compensation Committee. As a result, the value of the ALTI may increase or decrease based on the performance of Kforce’s common stock each year relative to its peer group.

Kforce has valued each tranche of the ALTI using a Monte Carlo simulation, which aggregated to a fair value of $2,878 at June 30, 2009. The fair value of the ALTI is being recognized using the graded vesting attribution method by recognizing the value of each separate tranche over the requisite service period. During the three and six months ended June 30, 2009, Kforce recorded compensation expense of $359 and $872, respectively. As of June 30, 2009, $469 is classified in other current liabilities and $403 is classified in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. Kforce will remeasure the fair value of the ALTI determined under the Monte Carlo simulation on a quarterly basis.

Note H – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets for the six months ended June 30, 2009:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2008	$140,119	$10,604	$150,723
Adjustment to dNovus goodwill	249	—	249
Amortization of intangible assets	—	(995)	(995)
Impairment of indefinite-lived intangible assets	—	(870)	(870)

Balance as of June 30, 2009	$140,368	$8,739	$149,107

As of June 30, 2009 and December 31, 2008, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of June 30, 2009 and $3,110 as of December 31, 2008. All of the other intangible assets, net represented less than 5% of total assets.

As of June 30, 2009 and December 31, 2008, accumulated amortization on intangible assets was $19,627 and $18,632, respectively. The estimated remaining amortization expense is $890 for the remainder of 2009, $1,431 for 2010, $953 for 2011, $849 for 2012 and $758 for 2013.

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

As was previously discussed, the financial results of Scientific and Nursing, which have historically been included in our HLS segment, have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As a result, the following table excludes the results of our Scientific and Nursing businesses for the three and six months ended June 30, 2008. See Note B for the results of discontinued operations for the three and six months ended June 30, 2008.

Historically, and for the three and six months ended June 30, 2009, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three and six months ended June 30, 2009 and 2008:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended June 30:
2009
Net service revenues:
Flexible billings	$111,022	$37,139	$41,509	$29,656	$219,326
Search fees	2,456	3,957	213	—	6,626

Total net service revenues	$113,478	$41,096	$41,722	$29,656	$225,952

Gross profit	$32,732	$15,591	$12,356	$10,942	$71,621
2008
Net service revenues:
Flexible billings	$123,884	$44,651	$47,740	$18,907	$235,182
Search fees	7,899	11,416	636	—	19,951

Total net service revenues	$131,783	$56,067	$48,376	$18,907	$255,133

Gross profit	$42,001	$26,419	$15,889	$7,055	$91,364

Six Months Ended June 30:
2009
Net service revenues:
Flexible billings	$225,950	$73,139	$86,111	$57,613	442,813
Search fees	5,066	8,531	851	—	14,448

Total net service revenues	$231,016	$81,670	$86,962	$57,613	$457,261

Gross profit	$65,708	$31,525	$25,860	$20,749	$143,842
2008
Net service revenues:
Flexible billings	$244,615	$92,242	$93,564	$37,000	$467,421
Search fees	15,268	21,407	1,049	—	37,724

Total net service revenues	$259,883	$113,649	$94,613	$37,000	$505,145

Gross profit	$81,652	$51,812	$30,371	$13,544	$177,379

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2009.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three and six months ended June 30, 2009 and 2008, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of June 30, 2009 and during the six months ended June 30, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the six months ended June 30, 2009 decreased 9.5% to $457.3 million from $505.1 million in the comparable period in 2008.

•	Flex revenues for the six months ended June 30, 2009 decreased 5.3% to $442.8 million from $467.4 million in the comparable period in 2008.

•	Search fees for the six months ended June 30, 2009 decreased 61.7% to $14.4 million from $37.7 million in the comparable period in 2008.

•

Gross profit margin decreased 360 basis points for the six months ended June 30, 2009 to 31.5% from 35.1% in the comparable period in 2008, primarily resulting from a decline in Search fees and the compression in the spread between our bill and pay rates.

•

Flex gross profit margin decreased 70 basis points for the six months ended June 30, 2009 to 29.2% from 29.9% in the comparable period in 2008, primarily resulting from the compression in the spread between our bill and pay rates.

•

Total outstanding borrowings under the Credit Facility decreased $13.1 million, or 34.6%, to $24.9 million as of June 30, 2009 from $38.0 on December 31, 2008, which is reflective of the use of operating cash flow to reduce the outstanding balance under our Credit Facility.

•	Diluted earnings per share for the six months ended June 30, 2009 decreased 53.8% to $0.18 from $0.39 in the comparable period in 2008.

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

RESULTS OF OPERATIONS

Net service revenues for the three and six months ended June 30, 2009 were $226.0 million and $457.3 million, respectively, which represents a decline of 11.4% and 9.5% over the comparable periods in 2008. The decline was primarily due to our FA, Tech and HLS segments, which had year-over-year declines in net service revenues for the six-month period of 28.1%, 11.1% and 8.1%, respectively. Net service revenues for our GS segment for the three and six months ended June 30, 2009 were $29.7 million and $57.6 million, respectively, as compared to $18.9 million and $37.0 million for the comparable periods in 2008, respectively, which represents an increase of 56.9% and 55.7%, respectively. Net service revenues for our GS segment for the three and six months ended June 30, 2009 as compared to 2008 were significantly impacted by the acquisition of dNovus. These operational results were achieved during a recessionary U.S. macro-economic environment, which included continued turmoil in the credit and financial markets, declining GDP, an increase in the unemployment rate for individuals with college degrees, and increasing jobless claims.

During the three and six months ended June 30, 2009, Kforce continued to experience: (i) a significant decrease in Search revenue of 66.8% and 61.7%, respectively, as compared to the comparable periods in 2008; (ii) a decrease in Flex revenues of 6.7% and 5.3%, respectively, over the comparable periods in 2008 and (iii) a decline in Flex gross profit margins across all of our segments. As a result, our gross profit margin decreased 410 basis points to 31.7% as compared to 35.8% for the three months ended June 30, 2009 and 2008, respectively, and decreased 360 basis points to 31.5% as compared to 35.1% for the six months ended June 30, 2009 and 2008, respectively. Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. In addition, we believe that Flex demand generally increases before demand for Search activity increases.

The economic uncertainties in which we currently operate make it challenging for Kforce to predict even the near-term future, and the U.S. recession continues to have a significant adverse impact on our business. Management believes that the GS segment will have more stability during economic down cycles, primarily as a result of the nature of its operations generally being less dependent upon growth of the U.S. economy and the relative longer-term duration of its contracts. This is also a result of the growth of the federal agencies that are customers of Kforce, such as the Department of Defense and the Department of Homeland Security, and the use by many of these agencies of outsourced labor. We do not currently anticipate any significant adverse impacts to our GS segment as a result of actions of the current administration as a result of the government agencies in which our GS segment participates. The GS segment has, however, from time to time experienced delays in the timing of project awards as a result of the administrative change.

We believe that initiatives undertaken during the last several years, such as restructuring both our back office and our field operations, and upgrading our corporate systems and other technology, have increased our operating efficiencies and have also enabled us to be more responsive to our clients. We expect to continue to invest in improving this platform to optimize performance during the next economic recovery. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. In addition, during the most recent positive economic cycle, our management team was successful in reducing Kforce’s dependence on Search revenue, significantly increasing the GS segment’s annualized revenues, divesting itself of non-core businesses, and further developing and refining our national recruiting center in support of our field teams and national accounts. We believe that our diversified portfolio of service offerings, which are primarily domestic, will also be a key contributor to our long-term financial stability.

We expect the remainder of 2009 to continue to be an extremely difficult economic environment; the extent of which is dependent upon the depth and length of the current U.S. recession. As a result, we expect to see reductions in Search and Flex revenue, especially in our Tech and FA segments and gross profit compression across all segments, when compared to 2008 results.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Service Revenues by Segment:
Tech	50.2%	51.6%	50.5%	51.5%
FA	18.2	22.0	17.9	22.5
HLS	18.5	19.0	19.0	18.7
GS	13.1	7.4	12.6	7.3

Net service revenues	100.0%	100.0%	100.00%	100.00%

Revenue by Time:
Flex	97.1%	92.2%	96.8%	92.5%
Search	2.9	7.8	3.2	7.5

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	31.7%	35.8%	31.5%	35.1%
Selling, general and administrative expenses	27.5%	30.8%	27.4%	29.5%
Depreciation and amortization	1.3%	1.4%	1.3%	1.5%
Income from continuing operations, before income taxes	2.8%	3.3%	2.6%	3.8%
Income from continuing operations	1.7%	2.0%	1.5%	2.3%

The following table details net service revenues for Flex and Search revenue by segment and changes from the prior periods for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech
Flex	$111,022	(10.4)%	$123,884	$225,950	(7.6)%	$244,615
Search	2,456	(68.9)	7,899	5,066	(66.8)	15,268

Total Tech	$113,478	(13.9)%	$131,783	$231,016	(11.1)%	$259,883

FA
Flex	$37,139	(16.8)%	$44,651	$73,139	(20.7)%	$92,242
Search	3,957	(65.3)	11,416	8,531	(60.1)	21,407

Total FA	$41,096	(26.7)%	$56,067	$81,670	(28.1)%	$113,649

HLS
Flex	$41,509	(13.1)%	$47,740	$86,111	(8.0)%	$93,564
Search	213	(66.5)	636	851	(18.9)	1,049

Total HLS	$41,722	(13.8)%	$48,376	$86,962	(8.1)%	$94,613

GS
Flex	$29,656	56.9%	$18,907	$57,613	55.7%	$37,000
Search	—	—	—	—	—	—

Total GS	$29,656	56.9%	$18,907	$57,613	55.7%	$37,000

Total Flex	$219,326	(6.7)%	$235,182	$442,813	(5.3)%	$467,421
Total Search	6,626	(66.8)	19,951	14,448	(61.7)	37,724

Total Revenue	$225,952	(11.4)%	$255,133	$457,261	(9.5)%	$505,145

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of expenses incurred by Kforce that are billable to the client.

Excluding our GS segment, Kforce experienced Flex revenue declines during the three and six months ended June 30, 2009 across all segments, which is primarily a result of the difficult macro-economic environment. Our FA segment was most significantly impacted by the macro-economic environment.

We believe our Flex revenues for our largest segment, Tech, have held up well compared to previous economic downturns, which we believe is primarily a result of our highly skilled people and our field operations model. We believe that this model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This delivery model includes our national recruiting center, which we believe has been effective in increasing the quality and speed of delivery to our clients, particularly our national accounts. We also believe that unlike the late 1990s and early 2000s, our customers generally have not over-hired during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which developed prior to the last economic downturn developed prior to the current downturn.

Although our GS segment has demonstrated strong results for the six months ended June 30, 2009 and in 2008, the difficult macro-economic environment certainly impacted results during 2009. However, as previously mentioned, we expect this business to be more stable during these difficult economic times given the nature of its operations generally being less dependent upon the growth of the U.S. economy. While we continue to monitor legislative initiatives of the new administration, we do not expect any legislation to significantly negatively impact 2009 results. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. Although our GS segment has demonstrated a high historical success rate in the re-compete process given its strong relationships with its customers, approximately 60% of GS contracts are subject to this process during 2009 and a loss of re-compete business could have a material adverse impact on our 2009 results.

The Clinical Research business within our HLS segment has seen a decrease in activity since the fourth quarter of 2008 and into the second quarter of 2009, reflecting the cost-cutting initiatives of large pharmaceutical companies as well as delays in hiring activity resulting from several mergers within this sector. Given this, we anticipate a decrease in volume for the remainder of 2009 in this business. The Healthcare business within our HLS segment, which primarily consists of professionals providing medical coding and transcription services to hospitals and other healthcare facilities, saw its Flex revenues impacted by declining trends in hospital census, which may continue for the remainder of 2009.

The following table details total Flex hours for each segment and percentage changes over the prior periods for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
(in 000’s)	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	1,766	(7.3)%	1,906	3,572	(5.0)%	3,761
FA	1,096	(10.5)	1,224	2,144	(15.3)	2,532
HLS	497	(9.5)	549	999	(6.7)	1,071
GS	339	65.4	205	653	64.9	396

Total hours	3,698	(4.8)%	3,884	7,368	(5.1)%	7,760

The overall decrease in billable expenses, which are included as a component of net services revenues, is primarily attributable to continued pressure from customers to reduce billable expenses. The following table details total Flex billable expenses for each segment and percentage changes over the prior periods for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	$891	41.2%	$631	$1,814	54.5%	$1,174
FA	31	(64.8)	88	92	(57.4)	216
HLS	3,524	(34.9)	5,416	7,583	(27.4)	10,451
GS	296	248.2	85	644	353.5	142

Total billable expenses	$4,742	(23.8)%	$6,220	$10,133	(15.4)%	$11,983

Search Fees. The decrease in Search fees is attributable to both the decrease in the number of placements as well as the decrease in the average fee earned on each placement. Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. For the three and six months ended June 30, 2009, Search fees have declined 66.8% and 61.7% from the comparable periods in 2008, respectively. Over the last several years, Kforce has made a concerted effort to de-emphasize the contribution of Search fees to overall net service revenues, which is primarily a result of the highly volatile nature of the Search business as well as the costs that must be invested in establishing the workforce. As a result of the current economic environment, Kforce expects continued declines in Search fees in the last half of 2009 as compared to 2008.

Total Search placements for each segment and percentage changes over the prior periods were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	179	(61.7)%	467	367	(61.1)%	944
FA	377	(54.0)	820	730	(55.1)	1,626
HLS	19	(53.7)	41	63	(10.0)	70

Total placements	575	(56.7)%	1,328	1,160	(56.1)%	2,640

The average Search placement fee for each segment and percentage changes over the prior periods were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	$13,709	(18.9)%	$16,913	$13,814	(14.6)%	$16,167
FA	10,503	(24.6)	13,922	11,685	(11.2)	13,162
HLS	11,208	(27.7)	15,506	13,501	(9.8)	14,966

Total average placement fee	$11,526	(23.3)%	$15,023	$12,457	(12.8)%	$14,285

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

The following table presents, for each segment, the gross profit percentage and percentage change over the prior periods for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	28.8%	(9.7)%	31.9%	28.4%	(9.6)%	31.4%
FA	37.9%	(19.5)	47.1%	38.6%	(15.4)	45.6%
HLS	29.6%	(9.8)	32.8%	29.7%	(7.5)	32.1%
GS	36.9%	(1.1)	37.3%	36.0%	(1.6)	36.6%

Total gross profit percentage	31.7%	(11.5)%	35.8%	31.5%	(10.3)%	35.1%

Changes in the amount of Search fees as a percentage of total revenue can significantly impact total gross profit percentage because Search revenue contributes nearly 100% to gross profit, as previously discussed. Given this dynamic, Kforce monitors gross profit as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage, such as changes in volume evidenced by changes in Flex hours billed and changes in the spread between bill rate and pay rate for Flex (“Flex Rate”).

The decrease in Search gross profit for the three months ended June 30, 2009, compared to the same period in 2008, was $13.2 million, composed of a $9.9 million decrease in volume and a $3.3 million decrease in rate. The decrease in Search gross profit for the six months ended June 30, 2009, compared to the same period in 2008, was $23.1 million, composed of a $19.7 million decrease in volume and a $3.4 million decrease in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior periods for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	27.3%	(0.7)%	27.5%	26.8%	(1.1)%	27.1%
FA	31.3%	(6.8)	33.6%	31.4%	(4.8)	33.0%
HLS	29.3%	(8.4)	32.0%	29.0%	(7.3)	31.3%
GS	36.9%	(1.1)	37.3%	36.0%	(1.6)	36.6%

Total Flex gross profit percentage	29.6%	(2.6)%	30.4%	29.2%	(2.3)%	29.9%

The decrease in Flex gross profit for the three months ended June 30, 2009, compared to the same period in 2008, was $6.5 million, $3.2 million of which resulted from a decrease in the Flex Rate and $3.3 million resulted from a decrease in volume. The decrease in Flex gross profit for the six months ended June 30, 2009, compared to the same period in 2008, was $10.4 million, $7.0 million of which resulted from a decrease in the Flex Rate and $3.4 million resulted from a decrease in volume.

The Flex gross profit percentage was negatively impacted in the three and six months ended June 30, 2009 by the macro-economic environment and the compression that occurred in the spread between Kforce’s bill and pay rates, which is primarily due to the lag in Kforce’s ability to reduce pay rates as quickly as bill rates decline. Kforce’s average hourly bill rate and average hourly pay rate for its staffing business declined 3.5% and 1.4%, respectively, in the three months ended June 30, 2009 as compared to the same period in 2008. In addition, Kforce’s average hourly bill rate and average hourly pay rate for its staffing business declined 2.9% and 3.7%, respectively, in the three months ended June 30, 2009 as compared to the quarter ended March 31, 2009. These declines in our average hourly pay rate reflect our efforts to actively manage our pay rates. We expect continued pressure on our bill rates for the remainder of 2009 but we intend to continue to actively manage, to the extent possible, our pay rates.

Selling, General and Administrative Expenses (“SG&A”). For the three and six months ended June 30, 2009, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 80.7% and 81.7%, respectively, as compared to 84.3% and 82.6% in the comparable periods in 2008, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated productivity. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A expenses along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30, 2009 and 2008:

(in $000’s)	2009	% of Revenue	2008	% of Revenue
Three Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$50,131	22.2%	$66,380	26.0%
Other	11,953	5.3	12,317	4.8

Total SG&A	$62,084	27.5%	$78,697	30.8%

Six Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$102,508	22.4%	$123,166	24.4%
Other	22,986	5.0	25,912	5.1

Total SG&A	$125,494	27.4%	$149,078	29.5%

SG&A expenses as a percentage of net service revenues decreased 330 basis points and 210 basis points for the three and six months ended June 30, 2009, respectively, as compared to the comparable periods in 2008.

For the three months ended June 30, 2009, the decrease was primarily attributable to the following:

•

Decrease in compensation and benefits of 1.4% of net service revenues, which was primarily related to: (i) a $6.6 million decrease in stock-based compensation attributable to acceleration of the vesting of certain equity awards during the three months ended June 30, 2008 and (ii) reduced payroll taxes during the three months ended June 30, 2009. These decreases were partially offset by compensation increases as a percentage of net service revenues due to a focus on the retention of our associates in anticipation of the expected future economic recovery.

•

Decrease in commission expense of 2.4% of net service revenues, which was primarily attributable to: (i) a decline in the percentage contribution of Search fees, which generally have a higher commission rate, to total gross profit; (ii) productivity being driven by a favorable shift in associate tenure; and (iii) an overall reduction in headcount.

•

Increase related to an impairment charge of $0.9 million, or 0.4% of net service revenues, recognized during the three months ended June 30, 2009 related to a trade name acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. (“Hall Kinion”).

•

Increase in professional fees and insurance expense of 0.4% of net service revenues, which was partially offset by the management of discretionary expenses in areas such as telephone and travel expense.

For the six months ended June 30, 2009, the decrease was primarily attributable to the following:

•

Increase in compensation and benefits of 0.3% of net service revenues, which was primarily related to: (i) a focus on the retention of our associates in anticipation of the expected future economic recovery; (ii) an increase in the cost of providing health insurance to our employees; and (iii) an increase in severance costs paid to terminated employees. These increases were partially offset by decreases related to (as described above): (i) the acceleration of the vesting of certain equity awards during the three months ended June 30, 2008 and (ii) reduced payroll taxes during the three months ended June 30, 2009.

•

Decrease in commission expense of 2.3% of net service revenues, which was primarily attributable to: (i) a decline in the percentage contribution of Search fees, which generally have a higher commission rate, to total gross profit; (ii) productivity being driven by a favorable shift in associate tenure; and (iii) an overall reduction in headcount.

•

Increase related to an impairment charge of $0.9 million, or 0.2% of net service revenues, recognized during the three months ended June 30, 2009 related to a trade name acquired in the 2004 acquisition of Hall Kinion.

•

Decrease in bad debt expense of 0.5% of net service revenues, which was primarily attributable to: (i) a decrease in accounts receivable write-offs as compared to comparable periods in 2008, which is reflective of Kforce’s efforts to aggressively manage outstanding customer balances and (ii) the improvement in the aging of our accounts receivable.

•

Increase in professional fees and insurance expense of 0.3% of net service revenues, which was partially offset by the management of discretionary expenses in areas such as telephone and travel expense.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over prior periods by major category, for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Fixed asset depreciation	$805	28.0%	$629	$1,654	36.0%	$1,216
Capital lease asset depreciation	533	(28.8)	749	1,095	(26.4)	1,487
Capitalized software amortization	1,090	(9.0)	1,198	2,181	(14.9)	2,564
Intangible asset amortization	457	(58.2)	1,094	995	(57.7)	2,355

Total depreciation and amortization	$2,885	(21.4)%	$3,670	$5,925	(22.3)%	$7,622

The $0.6 million and $1.4 million decreases in intangible asset amortization for the three and six months ended June 30, 2009, respectively, are primarily related to the completion of amortization of certain identifiable intangible assets acquired in the 2004 acquisition of Hall Kinion and the 2005 acquisition of VistaRMS, Inc.

Other Expense, Net. Other expense, net was $0.3 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively. Other expense, net consists primarily of interest expense related to outstanding borrowings under our Credit Facility. The decrease of $0.3 million and $0.7 million for the three and six months ended June 30, 2009 was primarily due to Kforce’s continued emphasis on paying down outstanding borrowings and a decline in Kforce’s weighted average borrowing rate.

Income Tax Expense. Income tax expense as a percentage of income from continuing operations before taxes (our “effective rate”) for the six months ended June 30, 2009 and 2008 was 40.1% and 39.3%, respectively. The increase in Kforce’s effective rate for the six months ended June 30, 2009 is a result of lower forecasted pre-tax net income for 2009 as well as an increase in certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. Kforce had $60.1 million and $60.3 million in working capital as of June 30, 2009 and December 31, 2008, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 1.7 as of June 30, 2009 and December 31, 2008.

Please see the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next twelve months. However, further deterioration in the economic environment and market conditions could negatively impact operating results and liquidity as well as the ability of our lenders to fund borrowings. There is no assurance that: (i) our lenders will be able to fund our borrowings; or (ii) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and stock repurchases.

The following table presents a summary of our cash flows from operating, investing and financing activities for the six months ended June 30:

	2009	2008
Cash provided by (used in):
Operating activities	$16,838	$38,098
Investing activities	(2,727)	2,410
Financing activities	(14,304)	(39,535)

(Decrease) increase in cash and cash equivalents	$(193)	$973

Discontinued Operations

As was previously discussed, Kforce sold its Scientific and its per-diem Nursing businesses on April 29, 2008 and June 29, 2008, respectively. The accompanying Unaudited Condensed Consolidated Statements of Cash Flows has been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the six months ended June 30, 2008, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008. Our largest source of operating cash flows is the collection of customer accounts receivable and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the six months ended June 30, 2009 and 2008 were $1.9 million and $5.5 million, respectively, which exclude equipment acquired under capital leases.

Over the next 18 to 24 months, we expect to make significant investments in our infrastructure, ahead of what we expect to be the next positive economic cycle, to support the future growth in our business. Although we are largely in the preliminary stages of many of these investments, we believe that the total investment in these major projects could total approximately $8.0 million to $10.0 million, which includes both capital and implementation expenditures. We believe that these investments will, among other things, improve the productivity and profitability of our sales associates and increase (i) the efficiency and effectiveness of our delivery activities, (ii) the satisfaction of our customers, and (iii) the effectiveness of our incentive compensation programs. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future.

Financing Activities

During the six months ended June 30, 2008, open market repurchases of common stock were $20.8 million. There were no open market repurchases of common stock during the six months ended June 30, 2009.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). In addition to Bank of America, N.A., the group of lenders under our Credit Facility also includes PNC Bank, N.A., CIT Group Inc. (“CIT”) and Wachovia Bank, N.A. Kforce’s maximum borrowings under the Credit Facility are $140.0 million, which includes a revolving loan tranche of up to $125.0 million (the “Revolving Loan Amount”) and a $15.0 million sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed up to $25.0 million was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable of which unbilled can be no more than 40% of billed receivables, less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or Prime. Fluctuations in the ratio of unbilled to billed receivable could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of June 30, 2009, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, the goodwill and other intangible asset impairment charge recognized in the fourth quarter of 2008 would result in Kforce failing the fixed charge coverage ratio under its current definition, which would constitute an event of default. The Credit Facility expires in November 2011.

As of June 30, 2009, there was $24.9 million outstanding and $49.2 million available under the Credit Facility. As of August 3, 2009, there was $19.4 million outstanding and $58.8 million available under the Credit Facility. Subsequent to our quarter ended June 30, 2009, there has been significant concern that has developed about the financial viability of one of the lenders in our Credit Facility, CIT. The amount of our credit facility may be negatively impacted if CIT is unable to satisfy its obligations under the Credit Facility, or if any of our other lenders under the Credit Facility suffer liquidity issues. In such an event, we may not be able to draw on any of the amounts available under our Credit Facility, or a substantial portion thereof. Although Kforce may be restricted from making strategic acquisitions and/or selective repurchases of common stock, Kforce believes remaining availability, if any, under our Credit Facility, along with cash generated from operating activities, will be sufficient to fund its operations if such an event occurs.

Off-Balance Sheet Arrangements

Kforce does not have any off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.

Stock Repurchases

As of December 31, 2008, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $74.8 million remained available for future repurchases. During the six months ended June 30, 2009, Kforce repurchased approximately 54.9 thousand shares of common stock for minimum income tax withholding on the exercising of stock options and the vesting of restricted stock awards at a total cost of $0.4 million. As of June 30, 2009, $74.4 million remains available for future repurchases.

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

As of June 30, 2009, we had approximately $24.9 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was approximately 2.11% at June 30, 2009. A hypothetical 10% increase in interest rates in effect at June 30, 2009 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represent approximately 1% of net service revenues. We will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

We previously reported in Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for our year ended December 31, 2008 that the State of California, Employment Development Department (“EDD”), was examining the unemployment tax rates of two Kforce subsidiaries for the years 2003 through 2006. We also previously disclosed that revisions of the unemployment tax rates during the periods under examination could lead to assessments, if any, of up to $2.75 million. On June 23, 2009, we received notification from EDD stating that there would be no assessment for the years under examination. Although we can provide no assurances, we do not anticipate a tax assessment relating to this matter and we do not expect to make any provision for such an assessment in the future.

Otherwise, no new legal proceedings that are likely to have a material adverse impact on Kforce, and no material developments with respect to existing legal proceedings, occurred during the second quarter of 2009.

Item 1A.	Risk Factors

Set forth below are the material changes and updates from the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2008 and our Quarterly Report on Form 10-Q for our quarter ended March 31, 2009.

The current recessionary conditions in the U.S. economy continue to affect our business.

Global consumer confidence continues to erode amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth, and resulted in recessionary conditions, in the U.S. since late 2007. These economic conditions have had a negative impact on our results of operations during the quarter ended June 30, 2009, due to reduced customer demand which is expected to continue for the foreseeable future. If these economic conditions continue or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, struggling to obtain credit, and becoming insolvent. Any of these effects could impact our ability to collect receivables, increase our need for cash, and ultimately decrease our net revenue and profitability.

The financial markets continue to experience significant turmoil which may negatively impact our liquidity and our ability to obtain financing, and may also cause a decrease in demand for our services.

Subsequent to our quarter ended June 30, 2009, significant concern has developed about the financial viability of one of the lenders in our Credit Facility, CIT. The amount of our credit facility may be negatively impacted if CIT is unable to satisfy its obligations under the Credit Facility, or if any of our other lenders under the Credit Facility suffer liquidity issues. In such an event, we may not be able to draw on any of the amounts available under our Credit Facility, or a substantial portion thereof. Although Kforce may be restricted from making strategic acquisitions and/or selective repurchases of common stock, Kforce believes remaining availability, if any, under our Credit Facility, along with cash generated from operating activities, will be sufficient to fund its operations if such an event occurs.

Also, if we attempt to obtain future financing in addition to, or as a replacement of, our Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing or at comparable terms. In addition, the credit market turmoil has negatively impacted certain of our customers which could lead to a decrease in demand for our services.

Any failure by our Clinical Research business to comply with certain regulations, policies and procedures specific to that business could harm our reputation and operating results.

The services provided by our Clinical Research business involve participation in clinical trials of pharmaceutical compounds using human subjects. This is a highly regulated field subject to oversight and inspection by the U.S. Food and Drug Administration (“FDA”). Any failure on our part to comply with the regulations, policies, or procedures established for a trial, or to comply with good clinical research practices, could result in the termination of the trial or the disqualification of data for submission to the FDA. This could subject us to regulatory sanctions and penalties, create substantial contractual or other legal liability to our client(s), harm our reputation, harm our ability to win or participate in future business, and harm our operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	12,370	$10.27	12,370	$74,385,282
May 1, 2009 to May 31, 2009	585	$10.27	585	$74,379,271
June 1, 2009 to June 30, 2009	794	$9.50	794	$74,371,725

Total	13,749	$10.23	13,749	$74,371,725

(1)	All of the shares reported above as purchased are attributable to shares surrendered to us by certain executives in payment of the exercise price related to certain stock option exercises or statutory minimum tax withholding requirements pertaining to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Kforce held its Annual Meeting of Shareholders on June 16, 2009. Set forth below are the voting results from the proposals presented for a shareholder vote at such meeting.

The following table sets forth the votes cast with respect to each of these matters:

MATTER	FOR	AGAINST	WITHHELD	ABSTAIN
(1) Elect four Class III directors to hold office for a three-year term expiring in 2012
W.R. Carey, Jr.	32,217,729	—	3,492,710	—
David L. Dunkel	31,938,810	—	3,771,629	—
Mark F. Furlong	33,498,530	—	2,211,909	—
Patrick D. Moneymaker	32,115,169	—	3,595,270	—

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
(2) Ratify the appointment of Deloitte & Touche LLP as Kforce’s independent registered public accountants for the fiscal year ending December 31, 2009	34,340,685	1,365,662	4,092	—

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
(3) Approve an amendment to increase the number of shares authorized to be issued under the Kforce Inc. 2006 Stock Incentive Plan by 2,100,000 shares	25,137,578	8,785,060	33,647	1,754,154

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: August 5, 2009	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2009	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)