Form 10-Q
period 2009-09-30
KFORCE  INC
filed 2009-11-04
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2009, was 38,889,300.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2009

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Flexible billings	$221,722	$235,431	$664,535	$702,852
Search fees	6,551	15,487	20,999	53,211

Net service revenues	228,273	250,918	685,534	756,063
Direct costs of services	155,957	164,351	469,376	492,117

Gross profit	72,316	86,567	216,158	263,946
Selling, general and administrative expenses	65,129	71,613	190,623	220,691
Depreciation and amortization	2,829	3,028	8,754	10,650

Income from operations	4,358	11,926	16,781	32,605
Other expense, net	272	422	896	1,766

Income from continuing operations, before income taxes	4,086	11,504	15,885	30,839
Income tax expense	1,814	4,522	6,545	12,122

Income from continuing operations	2,272	6,982	9,340	18,717
Income from discontinued operations, net of income taxes	—	910	—	5,053

Net income	2,272	7,892	9,340	23,770
Other comprehensive income (loss):
Pension and postretirement plans, net of tax	5	6	(260)	(380)

Comprehensive income	$2,277	$7,898	$9,080	$23,390

Earnings per share – basic:
From continuing operations	$0.06	$0.18	$0.24	$0.47
From discontinued operations	—	0.02	—	0.13

Earnings per share – basic	$0.06	$0.20	$0.24	$0.60

Earnings per share – diluted:
From continuing operations	$0.06	$0.18	$0.24	$0.46
From discontinued operations	—	0.02	—	0.13

Earnings per share – diluted	$0.06	$0.20	$0.24	$0.59

Weighted average shares outstanding – basic	38,525	39,249	38,329	39,858

Weighted average shares outstanding – diluted	39,403	39,977	39,166	40,353

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2009	December 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$499	$660
Trade receivables, net of allowance for doubtful accounts and fallouts of $6,253 and $6,370, respectively	128,526	132,428
Income tax refund receivable	2,484	487
Deferred tax asset, net	5,316	5,994
Prepaid expenses and other current assets	5,741	6,177

Total current assets	142,566	145,746
Fixed assets, net	12,081	14,687
Other assets, net	32,259	29,032
Deferred tax asset, net	10,323	10,627
Intangible assets, net	8,289	10,604
Goodwill	140,420	140,119

Total assets	$345,938	$350,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$26,906	$28,084
Accrued payroll costs	55,428	51,310
Other current liabilities	2,652	1,917
Income taxes payable	—	4,133

Total current liabilities	84,986	85,444
Long-term debt – credit facility	12,790	38,022
Long-term debt – other	1,857	2,294
Other long-term liabilities	24,987	19,212

Total liabilities	124,620	144,972

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 63,024 and 61,866 issued, respectively	630	619
Additional paid-in capital	335,097	325,187
Accumulated other comprehensive income	129	389
Retained earnings	37,812	28,472
Less reacquired shares at cost; 24,135 and 23,850 shares, respectively	(152,350)	(148,824)

Total stockholders’ equity	221,318	205,843

Total liabilities and stockholders’ equity	$345,938	$350,815

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended September 30, 2009
Common stock – shares:
Shares at beginning of period	61,866
Issuance of restricted stock	800
Exercise of stock options	358

Shares at end of period	63,024

Common stock – par value:
Balance at beginning of period	$619
Issuance of restricted stock	8
Exercise of stock options	3

Balance at end of period	$630

Additional paid-in capital:
Balance at beginning of period	$325,187
Issuance of restricted stock	(8)
Exercise of stock options	2,597
Tax impact of equity incentive plans	1,210
Stock-based compensation expense	5,958
Employee stock purchase plan	153

Balance at end of period	$335,097

Accumulated other comprehensive income:
Balance at beginning of period	$389
Pension and postretirement plans, net of tax of $183	(260)

Balance at end of period	$129

Retained earnings:
Balance at beginning of period	$28,472
Net income	9,340

Balance at end of period	$37,812

Treasury stock – shares:
Shares at beginning of period	23,850
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	211
Shares tendered in payment of the exercise price of stock options	155
Employee stock purchase plan	(81)

Shares at end of period	24,135

Treasury stock – cost :
Balance at beginning of period	$(148,824)
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(2,359)
Shares tendered in payment of the exercise price of stock options	(1,600)
Employee stock purchase plan	433

Balance at end of period	$(152,350)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$9,340	$23,770
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Intangible asset impairment charge	870	—
Deferred income tax provision, net	1,164	(519)
Gain on sale of discontinued operations	—	(7,330)
Depreciation and amortization	8,754	10,650
Amortization of deferred financing costs	113	—
Stock-based compensation expense	5,958	11,026
(Recovery of) provision for bad debts on accounts receivable and fallouts	(569)	5,449
Pension and postretirement benefit plans expense	1,664	2,116
Alternative long-term incentive award	1,850	—
Deferred compensation liability increase (decrease), net	2,544	(2,832)
Tax benefit attributable to stock-based compensation	1,210	578
Excess tax benefit from stock-based compensation	(906)	(51)
(Gain) loss on cash surrender value of company-owned life insurance	(1,770)	3,502
Other	18	160
(Increase) decrease in operating assets:
Trade receivables, net	4,471	17,737
Income tax refund receivable	(1,997)	(111)
Prepaid expenses and other current assets	(873)	(1,159)
Other assets, net	1	473
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(1,194)	(1,686)
Accrued payroll costs	4,704	23
Income taxes payable	(4,133)	517
Other long-term liabilities	283	2,578

Cash provided by operating activities	31,502	64,891

Cash flows from investing activities:
Acquisitions, net of cash received	(160)	—
Proceeds from disposition of businesses	—	12,036
Proceeds from escrow	1,170	—
Capital expenditures	(2,888)	(7,048)
Premiums paid for company-owned life insurance	(2,751)	(3,705)
Other	90	29

Cash (used in) provided by investing activities	(4,539)	1,312

Cash flows from financing activities:
Proceeds from bank line of credit	244,337	248,602
Payments on bank line of credit	(269,569)	(286,932)
Excess tax benefit from stock-based compensation	906	51
Short-term vendor financing	15	—
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	999	2,002
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(2,359)	(1,219)
Payment of capital expenditure financing	(1,453)	(2,093)
Open market repurchases of common stock	—	(26,776)

Cash used in financing activities	(27,124)	(66,365)

Decrease in cash and cash equivalents	(161)	(162)

Cash and cash equivalents at beginning of period	660	1,083

Cash and cash equivalents at end of period	$499	$921

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$10,076	$14,591
Interest, net	$679	$1,668
Non-Cash Transaction Information:
Employee stock purchase plan	$586	$646
Shares tendered in payment of the exercise price of stock options	$1,600	$579
Equipment acquired under capital lease	$744	$1,850
Proceeds from discontinued operations held in escrow	$—	$1,150

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on a temporary basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida and its 64 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprise approximately 1% of net service revenues and are included in our Tech segment.

Kforce serves Fortune 1000 companies, the Federal government, state and local governments, local and regional companies, and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2009, our results of operations for the three and nine months ended September 30, 2009, and our cash flows for the nine months ended September 30, 2009. The data in the condensed consolidated balance sheet as of December 31, 2008 was derived from our audited consolidated balance sheet as of December 31, 2008, as presented in our 2008 Annual Report on Form 10-K.

Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year as a result of certain U.S. state and federal employment tax resets. Thus, the results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for a full year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. References in this document to “Kforce,” “the Company,” “we,” “our” or “us” refer to Kforce and its subsidiaries, except where the context indicates otherwise. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Important estimates and assumptions include the following: allowance for doubtful accounts and fallouts, accounting for goodwill and identifiable intangible assets and any related impairment, self-insured liabilities for workers’ compensation and health insurance, stock-based compensation, obligations for pension and postretirement benefit plans, expected annual commission rates and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

Allowance for Doubtful Accounts and Fallouts

Kforce has established a reserve for expected credit losses and fallouts on trade receivables based on past experience and estimates of potential future write-offs. Kforce performs an ongoing analysis of factors in determining the allowance for doubtful accounts and fallouts as of September 30, 2009, including recent write-off and delinquency trends, a specific analysis of material receivable balances that are past due, the concentration of accounts receivable among clients, current economic conditions, and Kforce’s exposure to customers in high-risk sectors. Kforce writes off trade receivables after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 4.6% as of September 30, 2009 and December 31, 2008.

Revenue Recognition

Our staffing businesses earn revenue from two primary sources: Flexible billings and Search fees. Flexible billings are recognized as our billable employees and subcontractors provide services. We pay all costs of employment for our billable employees, including workers’ compensation insurance, unemployment taxes, social security and certain fringe benefits. Search fees are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenue net of an estimated reserve for “fallouts,” which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less.

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

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years. Revenues from contracts with fees based on time and materials (which account for the vast majority of the GS segment’s contracts) or cost-plus are recognized as the services are performed and amounts are earned. Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measures, which is the contractual earnings pattern. In addition, in such contracts, the fees earned are based on contractually established billing rates. Our GS segment does not generate any Search fees.

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

Income Taxes

Kforce accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to the employees’ disqualifying dispositions of shares obtained from incentive stock options, exercises of non-qualified options, and vesting of restricted stock are reflected as increases in additional paid-in capital.

Kforce evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions. Kforce uses a two-step approach to recognize and measure uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Kforce recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying unaudited condensed consolidated financial statements.

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value due to the variable nature of the interest rates under our Credit Facility. Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value of its financial instruments; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

On June 30, 2009, Kforce adopted provisions established by the FASB, which require disclosure about fair value of financial instruments for interim and annual reporting periods of publicly traded companies. The adoption did not have a material impact on the consolidated financial statements.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

Kforce’s measurements at fair value on a non-recurring basis during the nine months ended September 30, 2009 consisted of the following:

	September 30 2009	Fair Value Measurements at September 30, 2009 Using:			Total Loss
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset:
Trade name (1)	$0	$0	$0	$0	$(870)

Total	$0	$0	$0	$0	$(870)

(1)	See “Goodwill and Other Intangible Assets” within Note 1 to the unaudited condensed consolidated financial statements for additional discussion.

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

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If a long-lived asset is considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the asset exceeds its fair value. Other than the impairment charge discussed below, there were no other impairment charges recorded during the nine months ended September 30, 2009 or 2008.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered factors, including the continued economic developments and overall macro-economic environment, and determined that there were no triggering events necessitating an interim review of the carrying value of our goodwill. There were no impairment charges recorded during the nine months ended September 30, 2009 and 2008.

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

For definite-lived intangible assets, Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the period of expected benefit, which ranges from one to fifteen years.

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

Capitalized Software

Kforce purchases, occasionally develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $558 and $1,278 during the three and nine months ended September 30, 2009, respectively, compared to $487 and $1,511 during the three and nine months ended September 30, 2008, respectively.

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

Stock-Based Compensation

Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period.

No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Accounting for Postretirement Benefits

Kforce recognizes the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its consolidated balance sheet and recognizes changes in that funded status in the year in which the changes occur, through other comprehensive income. Kforce also measures the funded status of the defined benefit postretirement plan as of the date of its fiscal year-end, with limited exceptions.

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

Health Insurance

Except for certain fully-insured health insurance lines of coverage, Kforce retains liability of up to $270 ($250 for claims prior to January 1, 2009) annually for each health insurance plan participant. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and IBNR claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors, and a qualitative review of its health insurance exposure, including the extent of outstanding claims and expected changes in health insurance costs.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing and discontinued operations for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Numerator:
Income from continuing operations	$2,272	$6,982	$9,340	$18,717
Income from discontinued operations, net of tax	—	910	—	5,053

Net income	$2,272	$7,892	$9,340	$23,770

Denominator:
Weighted average shares outstanding – basic	38,525	39,249	38,329	39,858
Common stock equivalents	878	728	837	495

Weighted average shares outstanding – diluted	39,403	39,977	39,166	40,353
Earnings per share – basic:
From continuing operations	$0.06	$0.18	$0.24	$0.47
From discontinued operations	—	0.02	—	0.13

Earnings per share – basic	$0.06	$0.20	$0.24	$0.60

Earnings per share – diluted:
From continuing operations	$0.06	$0.18	$0.24	$0.46
From discontinued operations	—	0.02	—	0.13

Earnings per share – diluted	$0.06	$0.20	$0.24	$0.59

For the three and nine months ended September 30, 2009, total weighted average awards to purchase or receive 2,071 and 2,567 shares of common stock were not included in the computations of diluted earnings per share, respectively, because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2008, total weighted average awards to purchase or receive 2,243 and 3,035 shares of common stock were not included in the computations of diluted earnings per share, respectively, because their inclusion would have had an anti-dilutive effect.

Subsequent Events

Kforce considers events that occur after the balance sheet date but before financial statements are issued to determine appropriate accounting and disclosure for the events. We evaluated all events or transactions that occurred subsequent to September 30, 2009 and through the time of filing this Quarterly Report on Form 10-Q on November 4, 2009. We are not aware of any significant events that occurred subsequent to September 30, 2009 but prior to the filing of this report that would have a material impact on our unaudited condensed consolidated financial statements.

New Accounting Standards

In December 2007, the FASB issued guidance related to business combinations. This guidance retains the acquisition method of accounting for acquisitions but establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired (including intangibles), the liabilities assumed and any non-controlling interests in the acquired entity. This statement also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. We adopted this guidance on January 1, 2009, which did not have any impact on our consolidated financial statements upon adoption. However, we expect that this guidance will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature of any future transactions.

In April 2009, the FASB issued guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends the provisions related to the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This guidance eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions from previously released guidance on business combinations for acquired contingencies. This guidance is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that this guidance will have an impact on our future consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies.

In April 2008, the FASB issued guidance related to the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit) by major intangible asset class; and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented by major intangible asset class. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a set of standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, Kforce would be required to prepare its financial statements in accordance with IFRS in our fiscal year ending December 31, 2015. Kforce is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which authorized the Codification as the sole source for authoritative GAAP and was adopted by Kforce for the quarter ended September 30, 2009. The adoption did not have an effect on Kforce’s financial position or results of operations.

In October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements. This guidance requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our future consolidated financial statements.

Note B – Discontinued Operations

Scientific

On April 29, 2008 (the “Scientific Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Scientific APA”) pursuant to which it sold its Scientific business, a non-core business within its HLS segment, to Aerotek Scientific, LLC (the “Scientific Buyer”) for $10,500 in cash plus an additional earnout of $1,500, which was earned in the third quarter of 2008.

In accordance with the Scientific APA, Kforce is obligated to indemnify the Scientific Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Scientific APA shall, with the exception of certain items, cease 18 months from the Scientific Closing Date and are limited to an aggregate of $3,475. Kforce believes the likelihood of exposure under the indemnification provisions is remote and, as a result, did not record a liability as of September 30, 2009. Kforce’s obligations under the indemnification provisions of the Scientific APA ceased, with the exception of certain items, on October 29, 2009.

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

In accordance with the Nursing APA, Kforce is obligated to indemnify the Nursing Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Nursing APA ceased, with the exception of certain items, on June 29, 2009. Kforce believes the likelihood of any future exposure is remote.

The financial results of Scientific and Nursing have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The following summarizes the results from discontinued operations for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net service revenues	$—	$23,671
Direct costs of services and operating expenses	—	(22,567)

	—	1,104
Gain on sale of discontinued operations	1,499	7,330

Income from discontinued operations, before income taxes	1,499	8,434
Income tax expense	(589)	(3,381)

Income from discontinued operations, net of income taxes	$910	$5,053

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

Pursuant to the terms of the Agreement, the Purchaser acquired all of the outstanding stock of RDI for a total cash purchase price of $39,145 (the “dNovus Purchase Price”). The cash consideration paid by the Purchaser was composed of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility. On the closing date, the Purchaser placed $3,000 of the total dNovus Purchase Price, which was recorded as part of purchase price, into escrow to secure dNovus’ indemnification obligations and to satisfy certain adjustments to the dNovus Purchase Price.

Due primarily to the timing of the acquisition of dNovus and the complexities involved with determining fair value, Kforce has not yet finalized the allocation of the purchase price to the assets acquired and liabilities assumed. However, on a preliminary basis, Kforce assigned $2,998 of the excess purchase price to intangible assets, which are believed to include customer contracts, customer relationships, and non-compete and employment agreements. Kforce has used a preliminary estimate of the weighted average useful life of five years. Based upon the similarity in nature of this acquisition to previous acquisitions made by Kforce of companies serving the federal government, and the similarity of the acquired identifiable intangible assets, the preliminary estimate of the excess purchase price allocated to intangible assets was based upon the average amounts Kforce assigned to intangible assets in these previous acquisitions, after taking into account the net tangible assets acquired. Upon completion of the valuation of the identifiable intangible assets in the fourth quarter of 2009 which were purchased in conjunction with the dNovus acquisition, Kforce will adjust the preliminary amounts recorded for acquired intangibles. In addition, Kforce will revise the future amortization of these intangible assets accordingly.

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

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Net service revenues	$259,799	$780,796
Net income	$8,687	$25,778
Earnings per share – basic	$0.22	$0.65
Earnings per share – diluted	$0.22	$0.64
Weighted average shares outstanding – basic	39,249	39,858
Weighted average shares outstanding – diluted	39,977	40,353

Note D – Commitments and Contingencies

Litigation

On September 30, 2009, Kforce Inc. was served with a complaint brought in California Superior Court by Plaintiff Toma Barseghian, on behalf of himself and a putative class of California Account Managers. The complaint alleges that Account Managers based in California have been misclassified under California law as exempt employees and seeks unspecified sums for unpaid overtime pay, failure to provide meal and rest periods, statutory penalties, as well as injunctive relief. At this stage of the litigation, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been provided in the accompanying unaudited condensed consolidated financial statements. Kforce believes it has meritorious defenses to the allegations, and intends to vigorously defend the litigation.

In the ordinary course of its business, Kforce is also from time to time threatened with litigation or named as a defendant in various lawsuits. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully respond to all liabilities.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if employment is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2009 was approximately $44,916 if, following a change of control, all of the employees under contract were terminated without good cause by the employer or the employees resigned for good cause and $17,588 if, in the absence of a change in control, all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good cause.

Kforce has not recorded a liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note E – Employee Benefit Plans

Foreign Pension Plan

Kforce has a foreign defined benefit pension plan. Aggregate projected annual benefit payments (undiscounted) are estimated to be $8,844, none of which are expected to be paid prior to 2010. This plan had an insignificant effect on the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.

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

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the executive officer or through a 10-year annuity, as elected by the executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006. For purposes of the measurement of the benefit obligation, Kforce has assumed that all participants will elect to take the lump sum present value option.

The following represents the components of net periodic benefit cost for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$566	$610	$1,700	$1,706
Interest cost	64	37	192	103
Expected return on plan assets	—	—	—	—
Actual (gain)/ loss	—	6	—	6
Curtailment gain	—	—	(279)	—

Net periodic benefit cost	$630	$653	$1,613	$1,815

The net periodic benefit cost recognized for the three and nine months ended September 30, 2009 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, Kforce recognized a curtailment gain of $279 as a result of the termination of an executive officer. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the nine months ended September 30, 2009. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2009.

Supplemental Executive Retirement Health Plan

Effective April 20, 2007, the Board of Directors approved the Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain executive officers. The vesting and eligibility requirements mirror those of the SERP, and no advance funding is required by Kforce or the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date.

The following represents the components of net periodic postretirement benefit cost for the following periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Service cost	$36	$96	$108	$287
Interest cost	8	4	26	14
Expected return on plan assets	—	—	—	—
Curtailment gain	—	—	(180)	—

Net periodic benefit cost	$44	$100	$(46)	$301

The net periodic postretirement benefit cost recognized for the three and nine months ended September 30, 2009 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, Kforce recognized a curtailment gain of $180 as a result of the termination of an executive officer.

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

On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan, which allows for the issuance of stock options, stock appreciation rights (“SARs”), performance-accelerated restricted stock (“PARS”) and restricted stock (“RS”). The aggregate number of shares of common stock that may be subject to awards under the 2006 Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 3,000. On June 16, 2009, the shareholders approved an amendment to the 2006 Stock Incentive Plan to increase the number of authorized awards that may be issued under the 2006 Stock Incentive Plan from 3,000 to 5,100. The 2006 Stock Incentive Plan terminates on April 28, 2016.

Vesting of equity instruments issued is determined on a grant-by-grant basis. Options and SARs expire at the end of ten years from the date of grant, and Kforce issues new shares upon exercise of options.

Stock Options

The following table presents the activity for stock options under each of the stock incentive plans discussed above for the nine months ended September 30, 2009:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2008	2,933	61	108	3,102	$10.26
Exercised	(358)	—	—	(358)	$7.27	$1,091
Forfeited/Cancelled	(156)	(30)	—	(186)	$10.29

Outstanding as of September 30, 2009	2,419	31	108	2,558	$10.67

Unvested awards as of September 30, 2009	—	—	—	—

Exercisable at September 30, 2009	2,419	31	108	2,558	$10.67

During the three and nine months ended September 30, 2009, Kforce recognized compensation expense of $15 and $127, respectively. Kforce recognized compensation expense of $169 and $306 during the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, there was no unrecognized compensation cost related to non-vested options.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest 100% three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied. There were no SARs granted in the nine months ended September 30, 2009.

The following table presents the activity for the nine months ended September 30, 2009:

	# of SARs	Weighted Average Exercise Price Per SAR
Outstanding as of December 31, 2008	830	$11.04
Forfeited/Cancelled	(28)	$10.32

Outstanding as of September 30, 2009	802	$11.07

Unvested awards as of September 30, 2009	—

Exercisable at September 30, 2009	802	$11.07

During the three and nine months ended September 30, 2009, Kforce did not recognize any compensation expense related to SARs due to the grant date fair value being fully amortized as of December 31, 2008. On June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the SARs issued in January 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards of $1,475 during the three months ended June 30, 2008. Kforce recognized compensation expense of $499 and $3,385 during the three and nine months ended September 30, 2008, respectively.

Performance Accelerated Restricted Stock

Although no requirement exists, PARS are generally granted during the first quarter of each year to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the nine months ended September 30, 2009 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 50% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied.

PARS granted prior to September 30, 2009 do not contain a non-forfeitable right to dividends or dividend equivalents. The following table presents the activity for the nine months ended September 30, 2009:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	297	$13.30
Granted	591	$7.62
Vested	(591)	$7.62
Forfeited	(20)	$13.21

Outstanding as of September 30, 2009	277	$13.31

During January 2009, Kforce granted an aggregate of 591 PARS to certain executive officers. The valuation of the PARS was determined by its intrinsic value (as if the underlying shares were vested and issued on the grant date) and had a grant date fair value of $7.62. The fair value of these awards was being amortized over a weighted average derived service period of 3.82 years, which was determined using a lattice model and was subject to any acceleration provisions being met. During the quarter ended September 30, 2009, vesting was accelerated for these awards as Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result, all unrecognized compensation expense associated with these awards was recognized during the three months ended September 30, 2009. Kforce recognized total compensation expense related to PARS of $4,170 and $5,235 during the three and nine months ended September 30, 2009, respectively.

On June 30, 2008, the Compensation Committee approved the acceleration of the vesting of the PARS issued in January 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses. As a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards of $4,534 during the three months ended June 30, 2008. Kforce recognized total compensation expense related to PARS of $264 and $5,946 during the three and nine months ended September 30, 2008, respectively.

During the nine months ended September 30, 2009, certain executives elected to satisfy minimum tax withholding obligations related to the vesting of PARS by directing Kforce to withhold 156 shares. Kforce accounts for these shares as treasury stock until they have been formally retired and have been reflected as such in the accompanying unaudited condensed consolidated financial statements. As of September 30, 2009, total unrecognized compensation expense related to PARS was $1,069, which will be recognized over a weighted average remaining period of 1.10 years.

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

RS granted prior to September 30, 2009 do not contain a non-forfeitable right to dividends or dividend equivalents. The following table presents the activity for the nine months ended September 30, 2009:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2008	578	$8.96
Granted	35	$9.74
Vested	(209)	$8.46
Forfeited	(59)	$9.93

Outstanding as of September 30, 2009	345	$9.17

During the three and nine months ended September 30, 2009, Kforce recognized compensation expense related to RS of $154 and $596, respectively. Kforce recognized compensation expense related to RS of $527 and $1,389 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, total unrecognized compensation expense related to RS was $2,337, which will be recognized over a weighted average remaining period of 3.83 years.

During the nine months ended September 30, 2009, certain executives elected to satisfy minimum tax withholding obligations related to the vesting of RS by directing Kforce to withhold 42 shares. Kforce accounts for these shares as treasury stock until they have been formally retired and have been reflected as such in the accompanying unaudited condensed consolidated financial statements.

Note G – Alternative Long-Term Incentive Award

On January 2, 2009, Kforce granted to certain executive officers an alternative long-term incentive (“ALTI”), which will be measured over three tranches having periods of 12, 24, and 36 months ending on January 2, 2010, 2011 and 2012, respectively. The terms specify ultimate annual payouts may be based on the performance of Kforce’s common stock each year relative to its peer group, as defined by the Compensation Committee, or based upon the achievement of other market conditions contained in the terms of the award. As a result, the value of the ALTI may increase or decrease based on the performance of Kforce’s common stock each year relative to its peer group.

During the quarter ended September 30, 2009, Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result of this condition being met, the ultimate annual payout for each tranche will be at 150% of the target. The fair value of each tranche is being recognized over the requisite service period. Kforce recognized total compensation expense related to the ALTI of $978 and $1,850 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, $1,009 is classified in other current liabilities and $841 is classified in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheet.

Note H – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets for the nine months ended September 30, 2009:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2008	$140,119	$10,604	$150,723
Adjustment to dNovus goodwill	301	—	301
Amortization of intangible assets	—	(1,445)	(1,445)
Impairment of indefinite-lived intangible assets	—	(870)	(870)

Balance as of September 30, 2009	$140,420	$8,289	$148,709

As of September 30, 2009 and December 31, 2008, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of September 30, 2009 and $3,110 as of December 31, 2008. All of the other intangible assets, net represented less than 5% of total assets.

As of September 30, 2009 and December 31, 2008, accumulated amortization on intangible assets was $20,077 and $18,632, respectively. The estimated remaining amortization expense is $440 for the remainder of 2009, $1,431 for 2010, $953 for 2011, $849 for 2012 and $758 for 2013.

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

As was previously discussed, the financial results of Scientific and Nursing, which have historically been included in our HLS segment, have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. As a result, the following table excludes the results of our Scientific and Nursing businesses for the three and nine months ended September 30, 2008. See Note B for the results of discontinued operations for the three and nine months ended September 30, 2008.

Historically, and for the three and nine months ended September 30, 2009, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three and nine months ended September 30, 2009 and 2008:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended September 30:
2009
Net service revenues:
Flexible billings	$114,777	$37,615	$40,167	$29,163	$221,722
Search fees	2,553	3,675	323	—	6,551

Total net service revenues	$117,330	$41,290	$40,490	$29,163	$228,273

Gross profit	$34,031	$15,267	$12,409	$10,609	$72,316
2008
Net service revenues:
Flexible billings	$125,019	$42,604	$49,280	$18,528	$235,431
Search fees	6,184	8,578	725	—	15,487

Total net service revenues	$131,203	$51,182	$50,005	$18,528	$250,918

Gross profit	$40,426	$23,075	$15,841	$7,225	$86,567
Nine Months Ended September 30:
2009
Net service revenues:
Flexible billings	$340,727	$110,754	$126,278	$86,776	$664,535
Search fees	7,619	12,206	1,174	—	20,999

Total net service revenues	$348,346	$122,960	$127,452	$86,776	$685,534

Gross profit	$99,738	$46,791	$38,270	$31,359	$216,158
2008
Net service revenues:
Flexible billings	$369,634	$134,846	$142,844	$55,528	$702,852
Search fees	21,452	29,985	1,774	—	53,211

Total net service revenues	$391,086	$164,831	$144,618	$55,528	$756,063

Gross profit	$122,078	$74,887	$46,212	$20,769	$263,946

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the nine months ended September 30, 2009.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three and nine months ended September 30, 2009 and 2008, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of September 30, 2009 and during the nine months ended September 30, 2009, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the nine months ended September 30, 2009 decreased 9.3% to $685.5 million from $756.1 million in the comparable period in 2008.

•	Flex revenues for the nine months ended September 30, 2009 decreased 5.5% to $664.5 million from $702.9 million in the comparable period in 2008.

•	Search fees for the nine months ended September 30, 2009 decreased 60.5% to $21.0 million from $53.2 million in the comparable period in 2008.

•	Net service revenues for the three months ended September 30, 2009 increased 1.0% sequentially over the three months ended June 30, 2009.

•

Gross profit margin decreased 340 basis points for the nine months ended September 30, 2009 to 31.5% from 34.9% in the comparable period in 2008, primarily resulting from a decline in Search fees and the compression in the spread between our bill and pay rates.

•

Flex gross profit margin decreased 60 basis points for the nine months ended September 30, 2009 to 29.4% from 30.0% in the comparable period in 2008, primarily resulting from the compression in the spread between our bill and pay rates.

•	Selling, general and administrative expenses as a percentage of revenue for the nine months ended September 30, 2009 and 2008 were 27.8% and 29.2%, respectively.

•

Total outstanding borrowings under the Credit Facility decreased $25.2 million, or 66.4%, to $12.8 million as of September 30, 2009 from $38.0 million on December 31, 2008, which is reflective of the use of operating cash flow to reduce the outstanding balance under our Credit Facility.

•	Diluted earnings per share for the nine months ended September 30, 2009 decreased 59.3% to $0.24 from $0.59 in the comparable period in 2008.

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

RESULTS OF OPERATIONS

Net service revenues for the three and nine months ended September 30, 2009 were $228.3 million and $685.5 million, respectively, which represents a decline of 9.0% and 9.3% over the comparable periods in 2008. The decline was primarily due to our FA, HLS and Tech segments, which had year-over-year declines in net service revenues for the nine-month period of 25.4%, 11.9% and 10.9%, respectively. Net service revenues for our GS segment for the three and nine months ended September 30, 2009 were $29.2 million and $86.8 million, respectively, as compared to $18.5 million and $55.5 million for the comparable periods in 2008, respectively, which represents an increase of 57.4% and 56.3%, respectively. Net service revenues for our GS segment for the three and nine months ended September 30, 2009 as compared to 2008 were significantly impacted by the acquisition of dNovus. These operational results were achieved during a recessionary U.S. macro-economic environment, which included turmoil in the credit and financial markets, declining GDP, an increase in the unemployment rate for individuals with college degrees, and increasing jobless claims.

During the three and nine months ended September 30, 2009, Kforce experienced: (i) a significant decrease in Search revenue of 57.7% and 60.5%, respectively, as compared to the comparable periods in 2008; (ii) a decrease in Flex revenues of 5.8% and 5.5%, respectively, over the comparable periods in 2008 and (iii) a decline in Flex gross profit margins across our FA, HLS, and GS segments. Our Tech segment experienced slight improvement in Flex gross profit margins for the three months ended September 30, 2009 and a decline for the nine months ended September 30, 2009. Our gross profit margin decreased 280 basis points for the three months ended September 30, 2009 to 31.7% from 34.5% for the comparable period in 2008 and decreased 340 basis points for the nine months ended September 30, 2009 to 31.5% from 34.9% for the comparable period in 2008. Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. In addition, we believe that Flex demand generally increases before demand for Search activity increases.

Management believes that the GS segment will have more stability during economic down cycles, primarily as a result of the nature of its operations generally being less dependent upon growth of the U.S. economy and the relative longer-term duration of its contracts. This is also a result of the growth of the federal agencies that are customers of Kforce, such as the Department of Defense and the Department of Homeland Security, and the use by many of these agencies of outsourced labor. As a result of the recent change in the administration, we believe the GS segment will be impacted by delays in the timing of project awards and the trend to reduce the use of outsourced labor.

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

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Service Revenues by Segment:
Tech	51.4%	52.3%	50.8%	51.7%
FA	18.1	20.4	17.9	21.8
HLS	17.7	19.9	18.6	19.1
GS	12.8	7.4	12.7	7.4

Net service revenues	100.0%	100.0%	100.00%	100.00%

Revenue by Time:
Flex	97.1%	93.8%	96.9%	93.0%
Search	2.9	6.2	3.1	7.0

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	31.7%	34.5%	31.5%	34.9%
Selling, general and administrative expenses	28.5%	28.5%	27.8%	29.2%
Depreciation and amortization	1.2%	1.2%	1.3%	1.4%
Income from continuing operations, before income taxes	1.8%	4.6%	2.3%	4.1%
Income from continuing operations	1.0%	2.8%	1.4%	2.5%

The following table details net service revenues for Flex and Search revenue by segment and changes from the prior periods for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech
Flex	$114,777	(8.2)%	$125,019	$340,727	(7.8)%	$369,634
Search	2,553	(58.7)	6,184	7,619	(64.5)	21,452

Total Tech	$117,330	(10.6)%	$131,203	$348,346	(10.9)%	$391,086

FA
Flex	$37,615	(11.7)%	$42,604	$110,754	(17.9)%	$134,846
Search	3,675	(57.2)	8,578	12,206	(59.3)	29,985

Total FA	$41,290	(19.3)%	$51,182	$122,960	(25.4)%	$164,831

HLS
Flex	$40,167	(18.5)%	$49,280	$126,278	(11.6)%	$142,844
Search	323	(55.4)	725	1,174	(33.8)	1,774

Total HLS	$40,490	(19.0)%	$50,005	$127,452	(11.9)%	$144,618

GS
Flex	$29,163	57.4%	$18,528	$86,776	56.3%	$55,528
Search	—	—	—	—	—	—

Total GS	$29,163	57.4%	$18,528	$86,776	56.3%	$55,528

Total Flex	$221,722	(5.8)%	$235,431	$664,535	(5.5)%	$702,852
Total Search	6,551	(57.7)	15,487	20,999	(60.5)	53,211

Total Revenue	$228,273	(9.0)%	$250,918	$685,534	(9.3)%	$756,063

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of expenses incurred by Kforce that are billable to the client.

Excluding our GS segment, Kforce experienced Flex revenue declines during the three and nine months ended September 30, 2009 across all segments, on a year-over-year basis, which is primarily a result of the difficult macro-economic environment. Our FA segment was most significantly impacted by the macro-economic environment. Despite the decrease on a year-over-year basis, for the third quarter ended September 30, 2009, Flex revenue for Tech and FA increased 3.4% and 1.3%, respectively, over the quarter ended June 30, 2009.

We believe our Flex revenues for our largest segment, Tech, have held up well compared to previous economic downturns, which we believe is primarily a result of our highly skilled personnel and our field operations model. We believe that this model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This delivery model includes our national recruiting center, which we believe has been effective in increasing the quality and speed of delivery to our clients, particularly our national accounts. We also believe that unlike the late 1990s and early 2000s, our customers generally have not over-hired during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which occurred prior to the last economic downturn developed prior to the current downturn.

Although our GS segment has demonstrated strong results for the nine months ended September 30, 2009 and 2008, the difficult macro-economic environment adversely impacted results during 2009. However, as previously mentioned, we expect this business to be more stable during these difficult economic times given the nature of its operations generally being less dependent upon the growth of the U.S. economy. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2009, approximately 60% of GS contracts were subject to the re-compete process. Although there can be no assurance that historical trends will continue, the GS segment has demonstrated a good success rate thus far in 2009 in the re-compete process resulting from its strong relationships with its customers.

The Clinical Research business within our HLS segment has seen a decrease in activity since the fourth quarter of 2008 and into the third quarter of 2009, we believe reflecting the cost-cutting initiatives of large pharmaceutical companies as well as delays in hiring activity resulting from several mergers within this sector. The Healthcare business within our HLS segment, which primarily consists of professionals providing medical coding and transcription services to hospitals and other healthcare facilities, saw its Flex revenues impacted by declining trends in hospital census. Due primarily to the number of holidays during the fourth quarter of 2009, we expect Flex revenues in the HLS segment to decline in the fourth quarter of 2009 as compared to the third quarter of 2009.

The following table details total Flex hours for each segment and percentage changes over the prior periods for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in 000’s)	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	1,844	(4.3)%	1,926	5,416	(4.7)%	5,686
FA	1,132	(4.1)	1,181	3,276	(11.8)	3,713
HLS	457	(17.4)	553	1,456	(10.4)	1,625
GS	319	57.9	202	972	62.5	598

Total hours	3,752	(2.8)%	3,862	11,120	(4.3)%	11,622

The overall decrease in billable expenses, which are included as a component of net services revenues, is primarily attributable to continued pressure from customers to reduce billable expenses. This decrease was partially offset by an increase in our Tech segment, which was due to the nature and extent of this segment’s project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior periods for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	$1,053	55.1%	$679	$2,867	54.7%	$1,853
FA	30	(53.8)	65	121	(57.1)	282
HLS	3,150	(43.0)	5,525	10,733	(32.8)	15,976
GS	229	222.5	71	873	309.9	213

Total billable expenses	$4,462	(29.6)%	$6,340	$14,594	(20.4)%	$18,324

Search Fees. The decrease in Search fees is attributable to both the decrease in the number of placements as well as the decrease in the average fee earned on each placement. Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. For the three and nine months ended September 30, 2009, Search fees have declined 57.7% and 60.5% from the comparable periods in 2008, respectively. Over the last several years, Kforce has made a concerted effort to de-emphasize the contribution of Search fees to overall net service revenues, which is primarily a result of the highly volatile nature of the Search business as well as the costs that must be invested in establishing the workforce. For the quarter ended September 30, 2009, Search fees declined 1.1% over the quarter ended June 30, 2009. Kforce expects Search fees to decrease slightly in the fourth quarter of 2009 when compared to the third quarter of 2009.

Total Search placements for each segment and percentage changes over the prior periods were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	167	(59.0)%	407	533	(60.6)%	1,352
FA	333	(50.7)	675	1,063	(53.8)	2,301
HLS	16	(57.9)	38	79	(26.9)	108

Total placements	516	(53.9)%	1,120	1,675	(55.5)%	3,761

The average Search placement fee for each segment and percentage changes over the prior periods were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	$15,289	0.7%	$15,179	$14,276	(10.0)%	$15,869
FA	11,046	(13.1)	12,712	11,485	(11.9)	13,030
HLS	20,290	6.4	19,077	14,872	(9.4)	16,411

Total average placement fee	$12,706	(8.1)%	$13,825	$12,534	(11.4)%	$14,148

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

The following table presents, for each segment, the gross profit percentage and percentage change over the prior periods for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	29.0%	(5.8)%	30.8%	28.6%	(8.3)%	31.2%
FA	37.0	(18.0)	45.1	38.1	(16.1)	45.4
HLS	30.6	(3.5)	31.7	30.0	(6.3)	32.0
GS	36.4	(6.7)	39.0	36.1	(3.5)	37.4

Total gross profit percentage	31.7%	(8.1)%	34.5%	31.5%	(9.7)%	34.9%

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

The decrease in Search gross profit for the three months ended September 30, 2009, compared to the same period in 2008, was $8.9 million, composed of a $8.0 million decrease in volume and a $0.9 million decrease in rate. The decrease in Search gross profit for the nine months ended September 30, 2009, compared to the same period in 2008, was $32.1 million, composed of a $27.7 million decrease in volume and a $4.4 million decrease in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior periods for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Tech	27.4%	0.0%	27.4%	27.0%	(0.7)%	27.2%
FA	30.8	(9.4)	34.0	31.2	(6.3)	33.3
HLS	30.1	(2.0)	30.7	29.4	(5.5)	31.1
GS	36.4	(6.7)	39.0	36.1	(3.5)	37.4

Total Flex gross profit percentage	29.7%	(1.7)%	30.2%	29.4%	(2.0)%	30.0%

The decrease in Flex gross profit for the three months ended September 30, 2009, compared to the same period in 2008, was $5.4 million, $3.4 million resulted from a decrease in volume and $2.0 million of which resulted from a decrease in the Flex Rate. The decrease in Flex gross profit for the nine months ended September 30, 2009, compared to the same period in 2008, was $15.7 million, $6.7 million resulted from a decrease in volume and $9.0 million of which resulted from a decrease in the Flex Rate.

The Flex gross profit percentage was negatively impacted in the three and nine months ended September 30, 2009 by the macro-economic environment and the compression that occurred in the spread between Kforce’s bill and pay rates, which is primarily due to the lag in Kforce’s ability to reduce pay rates as quickly as bill rates decline. The Flex gross profit decrease in our FA segment in the three and nine months ended September 30, 2009 was also impacted by a shift in Flex hours to clients with higher volume and lower gross margins.

Kforce’s average hourly bill rate and average hourly pay rate for its staffing business declined 4.7% and 2.6%, respectively, in the three months ended September 30, 2009 as compared to the same period in 2008. Due primarily to the continued active management of our pay and bill rates, Kforce’s average hourly bill rate and average hourly pay rate for its staffing business remained relatively flat during the three months ended September 30, 2009 as compared to the quarter ended June 30, 2009. Also, the Flex gross profit percentage increased 10 basis points in the three months ended September 30, 2009 to 29.7% from 29.6% in the three months ended June 30, 2009, which was primarily due to improvement in our Tech and HLS segments.

Selling, General and Administrative Expenses (“SG&A”). For the three and nine months ended September 30, 2009, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 83.7% and 82.4%, respectively, as compared to 78.2% and 81.2% in the comparable periods in 2008, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A expenses along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and nine months ended September 30, 2009 and 2008:

(in $000’s)	2009	% of Revenue	2008	% of Revenue
Three Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$54,501	23.9%	$55,977	22.3%
Other	10,628	4.6	15,636	6.2

Total SG&A	$65,129	28.5%	$71,613	28.5%

Nine Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$157,009	22.9%	$179,143	23.7%
Other	33,614	4.9	41,548	5.5

Total SG&A	$190,623	27.8%	$220,691	29.2%

SG&A expenses as a percentage of net service revenues remained flat for the three months ended September 30, 2009 as compared to the comparable period in 2008, and decreased 140 basis points for the nine months ended September 30, 2009 as compared to the comparable period in 2008.

Although SG&A expenses as a percentage of revenue remained flat for the three months ended September 30, 2009, items of note include:

•

Increase in compensation and benefits of 3.2% of net service revenues, which was primarily related to: (i) a $3.9 million increase in stock-based compensation which includes a $3.6 million non-cash charge incurred from the acceleration of the vesting of certain equity awards during the three months ended September 30, 2009, and (ii) an increase in overall compensation to facilitate the retention of our associates in anticipation of the future economic recovery.

•

Decrease in commission expense of 1.6% of net service revenues, which was primarily attributable to: (i) a decline in the percentage contribution of Search fees, which generally have a higher commission rate, to total gross profit; (ii) performance being driven by a favorable shift in associate tenure; and (iii) an overall reduction in headcount.

•

Decrease in bad debt expense of 1.5% of net service revenues, which was primarily attributable to the significant increase in the third quarter of 2008 of the level of our allowance for doubtful accounts and fallouts reserve to reflect conditions such as the rise in business failures resulting from the turmoil in the financial and credit markets, growing concerns of a U.S. recession and our exposure to customers in high-risk sectors such as the financial services industry.

For the nine months ended September 30, 2009, the decrease was primarily attributable to the following:

•

Increase in compensation and benefits of 1.3% of net service revenues, which was primarily related to: (i) an increase in overall compensation to facilitate the retention of our associates in anticipation of the expected future economic recovery; (ii) an increase in the cost of providing health insurance to our employees; and (iii) an increase in severance costs paid to terminated employees. These increases were partially offset by decreases in: (i) stock-based compensation expense and (ii) payroll taxes.

•

Decrease in commission expense of 2.1% of net service revenues, which was primarily attributable to: (i) a decline in the percentage contribution of Search fees, which generally have a higher commission rate, to total gross profit; (ii) performance being driven by a favorable shift in the retention of our tenured associates; and (iii) an overall reduction in headcount.

•	Decrease in bad debt expense of 0.8% of net service revenues, as previously discussed.

•	Increase in impairment charge of 0.1% of net service revenues, which was a result of the impairment of a trade name during the three months ended June 30, 2009.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over prior periods by major category, for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	Increase (Decrease)	2008	2009	Increase (Decrease)	2008
Fixed asset depreciation	$756	(4.2)%	$789	$2,410	20.1%	$2,006
Capital lease asset depreciation	503	(16.6)	603	1,597	(23.6)	2,090
Capitalized software amortization	1,120	11.3	1,006	3,302	(7.5)	3,569
Intangible asset amortization	450	(28.6)	630	1,445	(51.6)	2,985

Total depreciation and amortization	$2,829	(6.6)%	$3,028	$8,754	(17.8)%	$10,650

The $0.2 million and $1.5 million decreases in intangible asset amortization for the three and nine months ended September 30, 2009, respectively, are primarily related to the completion of amortization of certain identifiable intangible assets acquired in the 2004 acquisition of Hall Kinion and the 2005 acquisition of VistaRMS, Inc.

Other Expense, Net. Other expense, net was $0.3 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively, and $0.9 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively. Other expense, net consists primarily of interest expense related to outstanding borrowings under our Credit Facility. The decrease of $0.1 million and $0.9 million for the three and nine months ended September 30, 2009 was primarily due to Kforce’s continued emphasis on paying down outstanding borrowings and a decline in Kforce’s weighted average borrowing rate.

Income Tax Expense. Income tax expense as a percentage of income from continuing operations before taxes (our “effective rate”) for the nine months ended September 30, 2009 and 2008 was 41.2% and 39.3%, respectively. The increase in Kforce’s effective rate for the nine months ended September 30, 2009 is a result of lower forecasted pre-tax net income for 2009 as well as an increase in certain non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. Kforce had $57.6 million and $60.3 million in working capital as of September 30, 2009 and December 31, 2008, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 1.7 as of September 30, 2009 and December 31, 2008.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) making strategic acquisitions; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) repurchasing our common stock.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next twelve months. However, further deterioration in the economic environment and market conditions could negatively impact our operating results and liquidity as well as the ability of our lenders to fund borrowings. There is no assurance that: (i) our lenders will be able to fund our borrowings; or (ii) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive. Our expectation that existing resources will fund capital expenditure and working capital requirements is a forward-looking statement that is subject to risks and uncertainties. Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and stock repurchases.

The following table presents a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30:

	2009	2008
Cash provided by (used in):
Operating activities	$31,502	$64,891
Investing activities	(4,539)	1,312
Financing activities	(27,124)	(66,365)

Decrease in cash and cash equivalents	$(161)	$(162)

Discontinued Operations

As was previously discussed, Kforce sold its Scientific and its per-diem Nursing businesses on April 29, 2008 and June 29, 2008, respectively. The accompanying Unaudited Condensed Consolidated Statements of Cash Flows has been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the nine months ended September 30, 2008, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the nine months ended September 30, 2009 and 2008 were $2.9 million and $7.0 million, respectively, which exclude equipment acquired under capital leases.

Over the next 12 to 18 months we expect to continue to invest in our infrastructure ahead of what we expect to be the next positive economic cycle, in order to support the expected future growth in our business. We believe that these investments will, among other things, improve the performance and profitability of our associates and increase (i) the efficiency and effectiveness of our delivery activities, (ii) the satisfaction of our customers, and (iii) the effectiveness of our incentive compensation programs. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future.

Financing Activities

During the nine months ended September 30, 2008, open market repurchases of common stock were $26.8 million. There were no open market repurchases of common stock during the nine months ended September 30, 2009.

Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). In addition to Bank of America, N.A., the group of lenders under our Credit Facility also includes PNC Bank, N.A., CIT Group Inc. (“CIT”) and Wachovia Bank, N.A. (“Wachovia”). Kforce’s maximum borrowings under the Credit Facility are $140.0 million, which includes a revolving loan tranche of up to $125.0 million (the “Revolving Loan Amount”) and a $15.0 million sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed up to $25.0 million was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable of which unbilled can be no more than 40% of billed receivables less certain minimum availability reserves, and bear interest at a rate of LIBOR plus 1.25% or Prime. Fluctuations in the ratio of unbilled to billed receivable could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of September 30, 2009, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, the goodwill and other intangible asset impairment charge recognized in the fourth quarter of 2008 would result in Kforce failing the fixed charge coverage ratio under its current definition, which would constitute an event of default. The Credit Facility expires in November 2011.

On September 15, 2009, and effective as of September 16, 2009, CIT assigned rights and obligations under the Credit Facility together with a corresponding portion of each of its outstanding committed loans and letter of credit obligations in an amount equal to $20.0 million to Wachovia. After giving effect to this assignment, the commitments of Wachovia and CIT under the Credit Facility are now $50.0 million and $15.0 million, respectively. Kforce Inc. incurred no fees in conjunction with this assignment and there was no impact to the maximum borrowings or other provisions within the Credit Facility.

As of September 30, 2009, there was $12.8 million outstanding and $59.2 million available under the Credit Facility. As of November 3, 2009, there was $13.6 million outstanding and $72.0 million available under the Credit Facility. The amount available under the Credit Facility may be negatively impacted if any of our lenders under the Credit Facility suffer liquidity issues. In such an event, we may not be able to draw on any of the amounts available under our Credit Facility, or a substantial portion thereof. Although Kforce may be restricted from making strategic acquisitions and/or selective repurchases of common stock, Kforce believes remaining availability, if any, under our Credit Facility, along with cash generated from operating activities, will be sufficient to fund its operations if such an event occurs.

On November 1, 2009, CIT filed for Chapter 11 bankruptcy protection, which we currently believe will not have a material adverse effect on our liquidity.

Off-Balance Sheet Arrangements

Kforce does not have any off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.

Stock Repurchases

As of December 31, 2008, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $74.8 million remained available for future repurchases. During the nine months ended September 30, 2009, Kforce repurchased approximately 211.3 thousand shares of common stock for minimum income tax withholding on the exercising of stock options and the vesting of restricted stock awards at a total cost of $2.3 million. As of September 30, 2009, $72.5 million remains available for future repurchases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks primarily changes in interest rates. The sensitivity analysis presented below for our long-term Credit Facility is based on a 10% change in interest rates. This change is a hypothetical scenario and is used to calibrate potential risk, and does not represent our view of future market changes.

As of September 30, 2009, we had approximately $12.8 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was approximately 1.79% at September 30, 2009. A hypothetical 10% increase in interest rates in effect at September 30, 2009 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represent approximately 1% of net service revenues. We will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

On September 30, 2009, Kforce Inc. was served with a complaint brought in California Superior Court by Plaintiff Toma Barseghian, on behalf of himself and a putative class of California Account Managers. The complaint alleges that Account Managers based in California have been misclassified under California law as exempt employees and seeks unspecified sums for unpaid overtime pay, failure to provide meal and rest periods, statutory penalties, as well as injunctive relief. At this stage of the litigation, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been provided in the accompanying unaudited condensed consolidated financial statements. Kforce believes it has meritorious defenses to the allegations, and intends to vigorously defend the litigation.

In the ordinary course of its business, Kforce is also from time to time threatened with litigation or named as a defendant in various lawsuits. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully respond to all liabilities.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2008, as updated by those disclosed in our Quarterly Report on Form 10-Q for our quarter ended March 31, 2009 and our Quarterly Report on Form 10-Q for our quarter ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	—	$—	—	$74,371,725
August 1, 2009 to August 31, 2009	—	$—	—	$74,371,725
September 1, 2009 to September 30, 2009	156,409	$12.16	156,409	$72,469,787

Total	156,409	$12.16	156,409	$72,469,787

(1)	All of the shares reported above as purchased are attributable to shares surrendered to us by certain executives in payment of the exercise price related to certain stock option exercises or statutory minimum tax withholding requirements pertaining to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Assignment and Acceptance Agreement, dated September 16, 2009, made between The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: November 4, 2009	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2009	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)