Form 10-K
period 2009-12-31
KFORCE  INC
filed 2010-03-05
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was approximately $317,013,645. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 3, 2010, was 39,332,247.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders to be held June 25, 2010 (“Proxy Statement”)	Part III

KFORCE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This report, particularly Item 1A, Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such Acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

PART I

Item 1.	Business.

Company Overview

We are a national provider of professional and technical specialty staffing services and solutions and operate through our corporate headquarters in Tampa, Florida as well as our 63 field offices, which are located throughout the United States and two offices in Manila, Philippines. Kforce is a Florida corporation and was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Kforce completed its Initial Public Offering in August 1995.

We provide our clients staffing services and solutions through four operating segments: Technology, Finance and Accounting, Health and Life Sciences and Government Solutions.

Technology (“Tech”)

The U.S. Bureau of Labor Statistics (“BLS”) lists network systems and data communications analysts among the fastest-growing industries over the last decade. The shortage of technical expertise to operate, upgrade and maintain the advanced systems that businesses have acquired over the last decade is a major catalyst contributing to the growth of this segment. Our Tech personnel provide both temporary staffing and search placement services to our clients focusing primarily on more sophisticated areas of information technologies (i.e., systems/applications programmers, systems analysts, enterprise data management and e-business and networking technicians). While our Tech flexible staffing (“Flex”) business continues to produce strong results relative to our other operations, and we believe that the long-term business catalysts of technology remain in place, there can be no assurance that these strong results will continue, given the uncertainty in the near-term economic environment.

Our Tech segment provides service to clients with a strong footprint in healthcare, financial services and government integrators. Additionally, our Tech segment includes the results of Kforce Global Solutions, Inc. (“Global”), a wholly-owned subsidiary. Global provides information technology outsourcing solutions internationally through two offices located in the Philippines. Our international operations comprised approximately 1% of net service revenues for the three years ended December 31, 2009.

Finance and Accounting (“FA”)

Our FA personnel provide both temporary staffing and search placement services to our clients in areas such as: taxation, budget preparation and analysis, financial reporting, cost analysis, accounts payable, accounts receivable, professional administrative, credit and collections, general accounting, audit services, and systems and controls analysis and documentation to support compliance work under Section 404 of the Sarbanes-Oxley Act of 2002. Our FA segment provides service to clients with a strong footprint in financial services and government integrators. We believe we have a reputation for providing qualified finance and accounting professionals to commercial businesses.

Health and Life Sciences (“HLS”)

Our HLS segment includes our Clinical Research and Healthcare specialties and provides both temporary staffing and search placements services to our clients. These categories primarily consist of clinical research associates for the pharmaceutical industry and health care information management professionals for hospitals and healthcare facilities. The HLS segment is characterized by contracts and relationships that are longer-term in nature as compared to our Tech and FA segments. A substantial portion of the sales and recruiting functions for the HLS segment are provided from our corporate headquarters. Consistent with the consolidation that has occurred within the pharmaceutical sector over the last several years, a material portion of revenue within HLS is concentrated in a relatively small number of clients. For the year ended December 31, 2009, the single largest client within the HLS segment comprised approximately 34.3% of this segment’s total revenue and 6.2% of total Kforce revenue.

Government Solutions (“GS”)

The Federal Government is one of the largest consumers of information technology spending approximately $74 billion in 2009. Our GS segment provides Tech and FA professionals to the Federal Government, primarily as a prime contractor. GS also serves as a subcontractor to prime contractors, and we believe that our ability to source professional candidates for assignments, in combination with our prime contractor relationships, will allow us to pursue additional opportunities in this sector. The acquisition of RDI Systems, Inc., d/b/a dNovus RDI (“RDI” or “dNovus”), in 2008 was an important milestone, as our GS segment now has annualized revenues in excess of $100 million, which we believe provides this segment with access to more significant government contracts. Substantially all GS services are supplied to the Federal Government through field offices located in the Washington D.C. and San Antonio, Texas areas.

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

Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. The majority of our operating segments are significantly impacted by the increase in the number of holidays and vacation days taken during the fourth quarter of the calendar year. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year, as a result of certain annual U.S. state and federal employment tax resets at the beginning of each year.

In addition to the traditional “back office” support services such as payroll, billing, accounting and finance, legal, treasury and tax, which are highly centralized, our headquarters provides support services to our field offices in areas such as human resources, nationwide recruiting, consultant care, training, marketing, and national sales and sales support initiatives.

Kforce’s staffing services consist of Flex and search (“Search”).

Flex

We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that the consultants have the appropriate skills and experience and are “the right match” for our clients. Our success is dependent upon our employees’ (“associates”) ability to: (1) understand and acknowledge the clients’ needs; (2) determine and understand the capabilities of the consultants being recruited; and (3) deliver and manage the client-consultant relationship to the satisfaction of both our clients and our consultants. Proper execution by our associates and our consultants directly impacts the longevity of the assignments and increases the likelihood of being able to generate repeat business with our clients.

The Flex business comprised 96.9% of our revenues for the year ended December 31, 2009 and is driven by the number of total hours billed and established bill rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”), along with administrative and corporate compensation. The Flex business model involves attempting to maximize the number of consultant hours and bill rates, while managing consultant pay rates and benefit costs, as well as compensation and benefits for our core associates. Flex revenues also include solutions provided through our GS segment. This revenue involves providing longer-term contract services to the customer primarily on time-and-materials, fixed-price, and cost-plus basis.

Search

The Search business is a smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical structure for search fees is based upon a percentage of the placed individual’s annual compensation in their first year of employment, which is known at the time of placement. We recruit permanent employees from our Flex consultant population, from the job boards, from our associates’ networks and from passive candidates we identify who are currently employed and not actively seeking another position. Also, there are occasions where consultants are initially assigned to a client on a Flex basis and later are converted to a permanent placement, for which we also receive a Search fee (referred to as “conversion revenue”). Kforce targets clients and recruits for both Flex and Search services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the resulting fees billed and are recognized net of an allowance for “fallouts,” which occur when placements do not complete the applicable contingency period. Although the contingency period varies by contract, it is typically 90 days or less. This allowance for fallouts is estimated based upon historical experience with Search placements that did not complete the contingency period. There are no consultant payroll costs associated with Search placements and thus substantially all Search revenue increases gross profit by a like amount. Search associate commissions, compensation and benefits are included in SG&A.

In order to achieve greater stability in our revenue stream, Kforce management has deemphasized the contribution of Search revenues to total revenues over the last several years, primarily because of the highly volatile nature of the Search business. Search revenues comprised 3.1% of total revenue in 2009 in contrast to in excess of 20% in 2000.

Business Strategy

The key elements of our business strategy include the following:

Focus on Value-Added Services. We focus on providing specialty staffing services and solutions to our clients, specifically in the areas of Tech, FA, HLS, and GS. The placement of highly skilled personnel requires operational and technical skill to effectively recruit and evaluate personnel, match them to client needs, and manage the resulting relationships. We believe our historical focus in these markets, combined with our staff’s operating expertise, provides us with a competitive advantage.

Build Long-Term, Consultative Relationships. We believe we have developed long-term relationships with our clients by repeatedly providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to understand their needs and maximize their return on human assets. In addition, Kforce’s ability to offer flexible staffing services, coupled with our permanent placement capability, offers the client a broad spectrum of specialty staffing services. We believe this ability enables Kforce to emphasize consultative rather than just transactional client relationships with the intent of expanding our share of our client’s staffing needs.

Achieve Extensive Client Penetration. Our client development process focuses on contacts with client employees responsible for staffing decisions. Contacts are made within functional departments and at different organizational levels within our client companies. Our associates are trained to develop a thorough understanding of each client’s total staffing requirements in order to expand our share of our client’s staffing needs.

Recruit High-Quality Consultants. We place great emphasis on recruiting qualified consultants. We believe we have a recruiting advantage over our competitors who lack the ability to offer candidates flexible and permanent opportunities. We frequently place candidates seeking permanent employment in flexible assignments until a permanent position becomes available, as well as convert temporary candidates into permanent employees of our client companies.

Encourage Employee Achievement. We promote a quality-focused, results-oriented culture. Our field associates and corporate personnel are given incentives (which include competitions with significant prizes, incentive trips and internal recognition, in addition to bonuses) to encourage achievement of Kforce’s corporate goals and high levels of service.

Focus on our Strategic Accounts. A focus of Kforce is in cultivating relationships with large clients, both in terms of annual revenues and geographic dispersion. For our Strategic Accounts, Kforce assigns a Strategic Account Executive who is responsible for managing all aspects of our client relationship.

Continue to Expand our National Recruiting Center. We believe our centralized National Recruiting Center (“NRC”) offers Kforce a competitive advantage, and we believe that the NRC is particularly effective at meeting the demands of our Strategic Accounts as well as other demands for high volume staffing. The NRC identifies and interviews active candidates from nationally contracted job boards as well as other sources, then forwards qualified candidates to Kforce field offices to be matched to available positions. The NRC primarily supports our Tech and FA segments; however, is also able to support our HLS segment. An expanding focus for the NRC is on Consultant Care and Retention, which aims to significantly enhance Kforce’s relationship with the consultant from the beginning of an assignment through its conclusion and ultimately through redeployment. Another expanding focus of the NRC is around high volume activities within the sales process which can be more efficiently executed in a centralized location ultimately freeing up more time for our field-based associates.

Industry Overview

We serve Fortune 1000 companies, the Federal Government, state and local governments, local and regional companies, and small to mid-sized companies. Our 10 largest clients represented 23.5% of revenues for the year ended December 31, 2009. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. We believe Kforce is one of the 10 largest publicly-traded specialty staffing firms in the United States. According to a recent report by Staffing Industry Analysts, 111 companies reported at least $100 million in U.S. staffing revenue in 2008. Competition in a particular market can come from many different companies, both large and small. We believe, however, that our geographic presence, diversified service offerings, centralized recruiting through our NRC and focus on consistent service and delivery, all provide a competitive advantage, particularly with clients that have operations in multiple geographic markets.

The specialty staffing industry is significantly impacted by the economic environment. Based upon past economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for substantial additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. We also believe that Flex demand generally increases before demand for permanent placements increases. In addition, we believe that our diversified portfolio of service offerings are concentrated in areas with significant growth opportunities in both the short and long-term. We also believe that temporary staffing may become a higher percentage of total U.S. non-farm payroll, particularly in the professional, technical and government areas, in the future.

According to an industry report, the United States temporary staffing industry generated estimated revenue of $89.4 billion in 2005, $94.8 billion in 2006, $96.7 billion in 2007, and $92.6 billion in 2008, with projected revenue of $70.5 billion in 2009 and $75.8 billion in 2010. Of course, no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular, which we believe will experience increasing demand.

Since 2006, Kforce management has executed on a strategy to enter and significantly expand its presence in the Federal Government contracting space. Kforce acquired RDI in 2008 and acquired PCCI Holdings, Inc. (“PCCI”) and Bradson Corporation (“Bradson”) in 2006, each of which had a significant presence and reputation serving the Federal Government contracting space. We believe that the results of operations in the GS segment will have more stable growth during variable economic cycles. This is a result of the growth of the federal agencies that are customers of Kforce such as Veteran Affairs, the Department of Defense and the Department of Homeland Security.

We believe that the streamlining of our operations and centralizing of certain support functions have positioned us well for the future. We cannot, however, provide any assurances that customer demand for our specialty staffing services will grow. In addition, Kforce has a number of competitors that are increasingly utilizing a lower-priced preferred-vendor staffing model. Also, many clients are seeking “offshore” solutions, which could negatively impact many of the Kforce business segments. Finally, the specialty staffing sector is constantly faced with increasing competition for skilled candidates. Each of these factors, among others, may impact the future growth and profitability of Kforce.

Acquisitions

RDI Systems, Inc.

On December 2, 2008, Kforce Government Holdings Inc., a Florida corporation and a wholly-owned subsidiary of Kforce Inc., acquired all of the issued and outstanding common stock of RDI, through a Stock Purchase Agreement (the “Agreement”), that was effective as of November 30, 2008.

Pursuant to the terms of the Agreement, Kforce acquired all of the outstanding stock of RDI for a total cash purchase price of $39.1 million (the “RDI Purchase Price”). The cash consideration paid by Kforce was composed of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility (as defined below). On the closing date, Kforce placed $3.0 million of the RDI Purchase Price into escrow to secure RDI’s indemnification obligations and to satisfy certain adjustments to the RDI Purchase Price, which has been recorded as part of the purchase price.

As a general practice, Kforce does not compile separate results for former acquisitions because these operations have been fully integrated into Kforce in order to create operational efficiencies. Kforce anticipates continued growth which may be organic and/or through acquisitions of other entities that enhance or expand our existing businesses. We believe that we are well positioned to acquire and integrate other businesses that are strategically beneficial.

Dispositions

During 2008, Kforce divested itself of certain non-core businesses within our HLS segment to allow for better focus on its continuing core businesses.

Scientific

On April 29, 2008 (the “Scientific Closing Date”), Kforce entered into an Asset Purchase Agreement pursuant to which it sold its Scientific business, to Aerotek Scientific, LLC (the “Scientific Buyer”) for $10.5 million in cash, plus an additional earnout potential of up to an aggregate of $1.5 million, measured over a 16-week period from the Scientific Closing Date. Kforce subsequently received $1.5 million from the Scientific Buyer representing the maximum earnout, which has been reflected as a gain on sale of discontinued operations during 2008.

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

Technology

A significant focus for Kforce is the continuous advancement of its front end and back office technology infrastructure to improve efficiency and maintain a leveraged platform. Over the past three years, we have focused on an Enterprise Optimization Program (EOP) to upgrade our back office systems, including our time collection and billing systems. We expect to make additional investments in our infrastructure over the next 12 months, ahead of what we expect to be the next positive economic cycle, to support the future growth in our business. We believe that we have successfully integrated our historical acquisitions’ technical processes into Kforce’s processes and have established a proven methodology for the technical integration of future acquisitions.

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

Trade Names and Trademarks

The Kforce trade names and the “Data Confidence” trademarks are important to our business. Our primary trade names and trademarks are registered with the United States Patent and Trademark Office. In 2009, it was determined that the OnStaff trade name (which had been acquired as part of the Hall Kinion acquisition in 2004) was fully impaired, based on a review in the second quarter of 2009 that indicated a lack of market recognition and penetration.

Regulatory Environment

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff, (ii) registration, licensing, recordkeeping and reporting requirements and (iii) substantive limitations on their operations. Staffing firms are the legal employers of their temporary employees; therefore, staffing firms are governed by laws regulating the employer/employee relationship such as wage and hour regulations, tax withholding and reporting, social security and other retirement, anti-discrimination, and workers’ compensation regulations.

In addition, the services provided by our HLS Clinical Research business involve participation in clinical trials of pharmaceutical compounds using human subjects. This is a highly regulated field subject to oversight and inspection by the U.S. Food and Drug Administration.

In providing staffing services to the Federal Government, we must comply with complex laws and regulations relating to the formation, administration, and performance of Federal Government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business.

For more discussion of the potential impacts that the regulatory environment could have on Kforce’s financial results, please see Item 1A Risk Factors below.

Competition

We operate in a highly competitive and fragmented specialty staffing services industry within each of our operating segments. Within temporary staffing and permanent placement services, one of the more significant barriers to entry is that significant working capital is needed because most employees are paid on a bi-weekly basis and customers may take 30 to 45 days to pay. A number of our competitors have substantially more resources than we possess. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms, and national and regional accounting firms that also offer certain specialty staffing services.

In addition, many companies utilize Vendor Management Systems (“VMS”) for the purchase of staffing services. Generally, VMS are systems that allow companies to manage service providers. Industry data shows that larger, more sophisticated companies are more likely to add VMS. Approximately 63% of these companies currently use VMS, up from 51% in 2008, and this usage is expected to increase to 81% in 2011. Typically, VMS providers charge staffing firms 1% to 3% of total service revenues, and these fees are usually recorded by staffing firms as a cost of services, thereby compressing margins. Kforce’s strategy has been and is expected to be in the future to work with most VMS providers to enable us to provide Flexible staffing services to the broadest customer base possible in the sectors we serve.

In the United States, there are approximately 110 staffing firms with more than $100 million in U.S. staffing revenue in operation; and thousands of smaller organizations compete to varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. Our peer group for 2009, which is composed of some of our largest competitors, included: Robert Half International Inc., MPS Group, Inc., Resources Connection, Inc., AMN Healthcare Services, On Assignment Inc., Kelly Services Inc., Volt Information Sciences Inc., Ciber, Inc., and CDI Corporation.

We believe there is a trend toward increased merger and acquisition activity within the specialty staffing services industry as evidenced by the acquisition of MPS Group, Inc. by Adecco Inc. and the recently announced acquisition of Comsys IT Partners Inc. by Manpower Inc. We believe that further consolidation within the industry may continue in the future.

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

Financial Information about Foreign and Domestic Operations

Substantially all of Kforce’s revenues are derived from domestic operations with customers located in the United States and substantially all long-lived assets are located in the United States for the three years ended December 31, 2009. One of our subsidiaries, Global, provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 1% of net service revenues for the three years ended December 31, 2009.

Financial Information about Business Segments

We provide our clients staffing services and solutions through four operating segments: Tech, FA, HLS and GS. For segment financial data see Note 16 – “Reportable Segments” to the Consolidated Financial Statements.

Operating Employees and Personnel

As of December 31, 2009, Kforce employed approximately 1,900 associates and had approximately 8,700 consultants on assignment (“Flexible Consultants”) providing flexible staffing services and solutions to our clients. Approximately 77% of the Flexible Consultants are employed directly by Kforce (“Flexible Employees”); the balance are individuals who are employed by other entities (“Independent Contractors”) that provide their employees as subcontractors to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (FICA), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

Availability of Reports and Other Information

We make available, free of charge, through the Investor Relations page on our website, and by responding to requests addressed to Michael Blackman, our Chief Corporate Development Officer, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically submit such materials to the SEC. Our corporate website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document. In addition, the SEC’s website is http://www.sec.gov. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. Information provided on the SEC’s website is not part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors.

The current economic conditions in the U.S. economy continue to affect our business.

Since late 2007, global consumer confidence has eroded amidst concerns over declining asset values, potential inflation, volatility in energy costs, geopolitical issues, the availability and cost of credit, high unemployment, and the stability and solvency of financial institutions, financial markets, businesses, and sovereign nations. These concerns have slowed economic growth, and have negatively impacted our results of operations for the year ended December 31, 2009, due to reduced customer demand. If these economic conditions continue or worsen, a number of negative effects on our business could result, including customers or potential customers reducing or delaying orders, struggling to obtain credit, or becoming insolvent. Any of these effects could impact our ability to collect receivables, increase our need for cash, and ultimately decrease our net revenue and profitability.

Any failure by our HLS Clinical Research business to comply with certain regulations, policies and procedures specific to that business could harm our operating results and/or reputation.

The services provided by our HLS Clinical Research business involve participation in clinical trials of pharmaceutical compounds using human subjects. This is a highly regulated field subject to oversight and inspection by the U.S. Food and Drug Administration (“FDA”). Any failure on our part to comply with the regulations, policies, or procedures established for a trial, or to comply with good clinical research practices, could result in the termination of the trial or the disqualification of data for submission to the FDA. This could subject us to regulatory sanctions and penalties, create substantial contractual or other legal liability to our client(s), harm our reputation, harm our ability to win or participate in future business, and harm our operating results.

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

Our Tech business utilizes a significant number of foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree in the U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political forces and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to acquire the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. In 2009, the United States Customs and Immigration Service (USCIS) significantly increased its scrutiny of companies seeking to sponsor, renew or modify H-1B visas, including Kforce and Kforce’s subcontractors. On January 8, 2010, the USCIS issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B visas in the context of staffing services. The scope and impact of these changes on the staffing industry and Kforce remains unclear, however a narrow interpretation and vigorous enforcement could adversely affect our ability to obtain foreign national labor and/or renew existing foreign national consultants on assignment. The USCIS internal guidance is controversial and, if aggressively implemented, we believe it is likely to be challenged, including legal action, by adversely affected individuals and/or businesses. While we are closely monitoring the situation and considering potential mitigation strategies, there can be no assurance that we will be able to keep or replace all foreign nationals currently on assignment, or continue to acquire foreign national talent at the same rates as in the past.

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

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable of which unbilled receivables can be no more than 40% of billed receivables, less certain minimum availability reserves. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of December 31, 2009, Kforce had availability under the Credit Facility of $65.2 million; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce may fail the minimum fixed charge coverage ratio, which would constitute an event of default. The Credit Facility expires in November 2011.

At no time during the existence of the Credit Facility have we failed to meet the minimum availability and fixed charge coverage ratio requirements. If we did not comply with these financial covenants, such a breach of the Credit Facility could materially adversely affect our liquidity and financial condition and could result, among other things, in the acceleration of all amounts borrowed under the Credit Facility. See the “Liquidity and Capital Resources” portion of the MD&A in this annual report.

The financial markets have recently experienced significant turmoil which may negatively impact our liquidity and our ability to obtain financing, and may also cause a decrease in demand for our services.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on any of the amounts available under our Credit Facility, or a substantial portion thereof. This could limit Kforce’s ability to make strategic acquisitions and/or selective repurchases of its common stock.

Also, if we attempt to obtain future financing in addition to, or as a replacement of, our Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing or at comparable terms. In addition, the credit market turmoil has negatively impacted certain of our customers which could lead to a decrease in demand for our services.

We are exposed to intangible asset risk which could result in future impairment.

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in the need to perform an impairment analysis in future periods. If we were to conclude that a future write down of our goodwill is necessary, we would then record the appropriate charge, which could result in material charges that are adverse to our operating results and financial position. See Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further details.

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

Professional service providers are subject to legal actions alleging malpractice and other legal theories. These actions may involve large claims and significant defense costs. We may also be subject to claims alleging violations of federal or state labor laws. In addition, we may be subject to claims related to torts, intentional acts, or crimes committed by our full-time employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure of any of our employees or personnel to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.

Kforce may not be able to recruit and retain qualified personnel.

Kforce depends upon the abilities of its staff to attract and retain personnel, particularly technical, professional, and cleared government services personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.

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

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Kforce’s information systems are protected through physical and software safeguards including the use of a third-party data processing center. However, Kforce and its systems are still vulnerable to natural disasters (we are headquartered in a hurricane-prone area), fire, terrorist acts, power loss, telecommunications failures, physical or software intrusions, computer viruses, and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could temporarily impact our ability to identify business opportunities quickly, to maintain billing and payroll records reliably, or to bill for services efficiently. In addition, we depend on third-party vendors for certain functions whose future performance and reliability we cannot warrant.

Significant increases in payroll-related costs could adversely affect Kforce’s business.

Kforce is required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, for our employees. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on Kforce. Recently, many of the states in which Kforce conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover these potential cost increases.

Kforce faces significant employment-related legal risk.

Kforce employs people internally and in the workplaces of other businesses. Many of these individuals have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, funds, or other property; discrimination and harassment claims; employment of illegal aliens; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, payment by Kforce of monetary damages or fines, or other material adverse effects on our business. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all potential claims against us or continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked. In addition, declining tax revenues in the current economic environment have heightened state and federal scrutiny of independent contractor relationships.

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

Kforce is subject to periodic federal, state, and local tax audits for various tax years. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.

Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Kforce have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Kforce’s growth depends in part on our ability to enter new vertical or geographic markets successfully. This expansion is dependent on a number of factors, including our ability to:

•	develop, recruit, and maintain a base of qualified professionals within a new geographic market;

•	initiate, develop, train and sustain corporate client relationships in each new vertical or geographic market;

•	attract, hire, integrate, and retain qualified sales and sales support employees; and

•	accurately assess the demand in a new market.

The addition of new offices and entry into new vertical or geographic markets typically results in increases in operating expenses, primarily due to increased employee headcount. Expenses are incurred in advance of forecasted revenue, and there is typically a delay before our new employees reach full performance potential. Additionally, demand for our services in new markets that we enter might also be less than we anticipate. If we are unable to enter new vertical or geographic markets in a cost-effective manner or if demand for our services in new markets does not meet or exceed our forecasts, our business, operating results and financial condition could be negatively impacted. Historically, we have closed and consolidated offices to improve efficiency, and further closures or consolidation may occur depending on market and competitive conditions.

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

Because long-term contracts are not a significant part of our business, other than in our HLS and GS segments, future results cannot be reliably predicted by considering past trends or extrapolating past results. Further, our reliance on short-term contracts exerts continued pressure on us when we try to renew contracts with existing clients who may seek better terms upon renewal.

Our “offshore” outsourcing solutions are limited.

Many staffing customers are now seeking an offshore solution to support their technology and business process function and, as a result, a significant amount of technology and financial staffing may be replaced by offshore resources. We provide a limited technology staffing solution through two offices in the Philippines to certain clients whose contracts were acquired in conjunction with the acquisition of PCCI. There can be no assurance that we will be able to compete successfully against other offshore solution providers or that we will not lose significant market share and revenue.

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

Kforce has increased its market share and presence in the staffing industry through strategic acquisitions of companies that have complemented or enhanced its business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. In addition, Kforce may be limited by its ability to obtain financing to consummate desirable acquisitions.

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

Many of Kforce’s healthcare clients are reimbursed under the federal Medicare program and state Medicaid programs for the services they provide. In recent years, federal and state governments have made significant changes in these programs that have reduced government rates. In addition, insurance companies and managed-care organizations seek to control costs by requiring that healthcare providers, such as hospitals, discount their services in exchange for exclusive or preferred participation in their benefit plans. Future federal and state legislation or evolving commercial reimbursement trends may further reduce, or change conditions for, our clients’ reimbursements. Limitations on reimbursement could reduce our clients’ cash flow, hampering their ability to pay us. This situation could have a significant impact on our cash flow.

Provisions in Kforce’s articles and bylaws and under Florida law may have certain anti-takeover effects.

Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered board of directors and permit the removal of directors only for cause. Additionally, management may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances upon a change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could have a negative effect on the market price of our common stock.

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

RISKS RELATED TO OUR GOVERNMENT BUSINESSES

In 2006, Kforce acquired PCCI and Bradson, which were both merged during 2007 into Kforce Government Solutions (“KGS”). In 2008, Kforce acquired RDI, which was merged into KGS during 2009. KGS is substantially dedicated to contracting with and serving U.S. Federal Government agencies (the “Federal Agency Business”), primarily as a prime contractor. In addition, Kforce supplies services to the Federal Government, primarily as a staffing services provider to federal prime contractors. Federal contractors, including KGS and Kforce face a number of risks, including the following:

Our failure to comply with complex federal procurement laws and regulations could cause us to lose business, incur additional costs, and subject us to a variety of penalties, including suspension and debarment from doing business with the Federal Government.

We must comply with complex laws and regulations relating to the formation, administration, and performance of Federal Government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business.

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with Federal Government agencies. On December 15, 2009, the United States Department of Interior (“DOI”) suspended KGS from seeking new Federal business or renewing existing business, and proposed to debar KGS, for failure to follow procurement regulations relating to conflicts of interest. The suspension and proposed debarment was withdrawn on December 29, 2009, pursuant to the terms of a three year Administrative Agreement entered into between KGS and DOI. The Administrative Agreement imposes training requirements, oversight and controls on KGS for a period of three years. Failure of KGS to comply with the Administrative Agreement during this period could have material adverse impact on KGS and Kforce, including suspension and debarment from doing business with the Federal Government. The Federal Government also may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. A failure to comply with all applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the Federal Government, each of which could lead to a material reduction in our revenues, cash flows and operating results.

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

If we were suspended or debarred from contracting with the Federal Government generally or with any specific agency, if our reputation or relationships with government agencies were impaired, or if the Government otherwise were to cease doing business with us or were to significantly decrease the amount of business it does with us, our revenue, cash flows and operating results could be materially adversely affected.

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

Security breaches in sensitive government information systems could result in the loss of our clients and cause negative publicity.

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

Changes in Federal Government fiscal or spending policies could adversely affect our government agency business. For example, the Federal Government has recently begun to in-source certain functions. If this trend continues, it could adversely affect our business. In addition, our business could be adversely affected by decreases in Federal Government spending.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space, under a 15-year lease arrangement that is up for renewal in September 2016. Leases for our field offices, which are located throughout the U.S., range from three to five-year terms although there are a few month-to-month arrangements and one 10-year lease term. We also lease approximately 24,000 square feet of combined space in two offices in Manila, Philippines.

Although additional field offices may be established based on the requirements of our operations, we believe that our facilities are adequate for our current needs, and we do not expect to materially expand our facilities in the foreseeable future.

Item 3.	Legal Proceedings.

On September 30, 2009, Kforce Inc. was served with a complaint brought in California Superior Court by Plaintiff Toma Barseghian, on behalf of himself and a putative class of California Account Managers. The complaint alleges that Account Managers based in California have been misclassified under California law as exempt employees and seeks unspecified sums for unpaid overtime, failure to provide meal and rest periods, statutory penalties, as well as injunctive relief. At this stage of the litigation, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been reserved for in the accompanying Consolidated Financial Statements. Kforce believes it has meritorious defenses to the allegations, and intends to vigorously defend the litigation.

In the ordinary course of its business, Kforce is also from time to time threatened with litigation or named as a defendant in various lawsuits and administrative proceedings. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

We are not aware of any pending legal proceedings that are likely to have a material adverse impact on Kforce.

Item 4.	Reserved.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2009
High	$8.31	$11.20	$12.65	$14.43
Low	$5.44	$6.69	$8.05	$10.34
2008
High	$9.72	$9.63	$11.55	$10.49
Low	$7.52	$7.95	$7.36	$5.16

From January 1, 2010 through March 3, 2010, the high and low intra-day sales price of our common stock was $15.89 and $12.32, respectively. On March 3, 2010, the last reported sale price of our common stock on the NASDAQ Global Select Market was $14.13 per share.

Holders of Common Stock

On March 3, 2010, there were approximately 216 holders of record.

Dividends

Since our initial public offering in 1995, Kforce has not paid any cash dividends on its common stock and has no current intention to do so. Kforce is not restricted under its currently existing Credit Facility from paying dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (2) (3)
Equity compensation plans approved by shareholders	3,723,657	$10.58	2,179,114

(1)	The weighted-average exercise price excludes outstanding performance accelerated restricted stock and restricted stock as there is no exercise price associated with these equity awards.
(2)	There are 2,179,114 shares of common stock that remain available for future issuance under the Kforce Inc. 2006 Stock Incentive Plan (excluding securities to be issued upon exercise of outstanding options, warrants, rights and restricted stock awards included in column (a)). Each future grant of options or stock appreciation rights shall reduce the available shares under the Kforce Inc. 2006 Stock Incentive Plan by an equal amount while each future grant of restricted stock shall reduce the available shares by 1.39 shares for each award.
(3)	These shares do not include 4,077,758 shares of common stock which were available for issuance under the Kforce Inc. 1999 Employee Stock Purchase Plan when it expired in 2009. On October 30, 2009, the Board of Directors approved the 2009 Employee Stock Purchase Plan, which will replace the 1999 Employee Stock Purchase Plan. Under the Kforce Inc. 2009 Employee Stock Purchase Plan, which is subject to shareholder approval, approximately 3,000,000 shares of common stock will be available for issuance.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	—	$—	—	$72,469,787
November 1, 2009 to November 30, 2009	—	—	—	72,469,787
December 1, 2009 to December 31, 2009	604	14.20	604	72,461,209

Total	604	$14.20	604	$72,461,209

(1)	All of the shares reported above as purchased are attributable to shares tendered by employees for the payment of applicable withholding taxes and/or exercise prices.

Item 6.	Selected Financial Data.

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2009	2008 (1)	2007	2006	2005
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$910,136	$997,017	$972,781	$868,001	$724,108
Gross profit	285,979	344,651	352,023	304,749	237,610
Selling, general and administrative expenses	251,268	415,884	272,335	241,503	196,400
Depreciation and amortization	11,673	13,824	14,487	11,551	8,283
Other expense, net	1,145	2,136	4,422	3,701	1,127
Income (loss) from continuing operations, before income taxes	21,893	(87,193)	60,779	47,994	31,800
Provision for income taxes	9,020	1,928	23,856	18,550	12,701
Income (loss) from continuing operations	12,873	(89,121)	36,923	29,444	19,099
Income from discontinued operations, net of income taxes	—	5,013	3,444	3,075	3,222
Net income (loss)	$12,873	$(84,108)	$40,367	$32,519	$22,321
Earnings (loss) per share – basic, continuing operations	$0.33	$(2.26)	$0.90	$0.73	$0.50
Earnings (loss) per share – diluted, continuing operations	$0.33	$(2.26)	$0.87	$0.70	$0.47
Earnings (loss) per share – basic	$0.33	$(2.13)	$0.98	$0.81	$0.58
Earnings (loss) per share – diluted	$0.33	$(2.13)	$0.95	$0.77	$0.55
Weighted average shares outstanding – basic	38,485	39,471	41,308	40,189	38,527
Weighted average shares outstanding – diluted	39,330	39,471	42,294	42,012	40,616

	As of December 31,
	2009	2008(1)	2007	2006	2005
	(IN THOUSANDS)
Working capital	$57,924	$60,302	$95,348	$64,425	$92,539
Total assets	$339,825	$350,815	$476,136	$442,618	$324,746
Total outstanding borrowings – credit facility	$3,000	$38,022	$50,330	$86,435	$35,000
Total long-term liabilities	$33,887	$59,528	$78,102	$94,664	$51,024
Stockholders’ equity	$226,725	$205,843	$312,468	$261,925	$210,702

(1)        Kforce recognized a goodwill and intangible asset impairment charge of $129.4 million during 2008. The tax benefit associated with this impairment charge was $14.2 million, resulting in an after-tax impairment charge of $115.2 million.

Acquisitions were made in our fiscal years ended December 31, 2008, 2006, and 2005. These acquisitions were included in our Consolidated Financial Statements from the respective acquisition date. See Note 7 – “Acquisitions” to the Consolidated Financial Statements for more detail on acquisitions made in 2008. During the three months ended June 30, 2008, Kforce sold its Scientific and per-diem Nursing business and completed efforts to wind down the remaining operations of its non per-diem Nursing business. As a result, the financial results of Scientific and Nursing have been presented as discontinued operations for each year presented in the table above. See Note 2 – “Discontinued Operations” to the Consolidated Financial Statements for more detail.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce, our operations and our present business environment. MD&A is provided as a supplement to - and should be read in conjunction with - our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report as well as Item 1. Business of this report for an overview of our operations and business environment. This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our 2009 results.

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

During 2008, Kforce sold its Scientific and per-diem Nursing businesses. See Note 2 – “Discontinued Operations” to the Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2008 and 2007 include activity relating to the Scientific and Nursing businesses as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to the Scientific and Nursing businesses, which are addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important 2009 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the Consolidated Financial Statements and notes thereto. We believe such highlights are as follows:

•	Net service revenue decreased 8.7% to $910.1 million in 2009 from $997.0 million in 2008.

•	Flex revenue decreased 5.3% to $881.7 million in 2009 from $931.0 million in 2008.

•	Search revenue decreased 57.0% to $28.4 million in 2009 from $66.0 million in 2008.

•	Gross profit margin decreased 320 basis points to 31.4% in 2009 from 34.6% in 2008, primarily due to the significant decline in Search revenue.

•	Flex gross profit margin decreased 70 basis points to 29.2% in 2009 from 29.9% in 2008, primarily resulting from the compression in the spread between our bill and pay rates.

•

SG&A as a percentage of revenue for the year ended December 31, 2009 was 27.6% compared to 28.7% in 2008, which excludes a goodwill and intangible asset impairment charge in 2008 of $129.4 million or 13% as a percentage of revenues.

•

Net income for 2009 of $12.9 million, which represents an increase of $97.0 million over the 2008 net loss of $84.1 million. The results for 2008 include an after-tax goodwill and intangible asset impairment charge of $115.2 million.

•	The total amount outstanding under the Credit Facility decreased $35.0 million, or 92.1%, to $3.0 million as of December 31, 2009 from $38.0 million as of December 31, 2008.

•	Cash provided by operating activities was $42.7 million for 2009, which represents a decrease of $46.6 million, or 52.2%, over the comparable period in 2008.

•

Diluted earnings per share from continuing operations for the year ended December 31, 2009 was $0.33 compared to a loss of $2.26 in 2008 (the results for 2008 include an after-tax goodwill and intangible asset impairment charge of $115.2 million).

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

Our significant accounting policies are discussed in Note 1 - “Summary of Significant Accounting Policies” to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Allowance for Doubtful Accounts, Fallouts and Other Accounts Receivable Reserves

See Note 1 - “Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for a complete discussion of our policies related to determining our allowance for doubtful accounts, fallouts and other accounts receivable reserves.

Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, changes in economic conditions, a specific analysis of material accounts receivable balances that are past due, and concentration of accounts receivable among clients, in establishing its allowance for doubtful accounts.

In addition, management considered the continued uncertainty in the economic climate including its potential impact on the expected delinquency rate of our portfolio.

Kforce estimates its allowance for Search fallouts based on our extensive historical experience with the actual occurrence of fallouts.

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts and fallouts. As of December 31, 2009 and 2008, the allowance was 5.1% and 4.6% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved for at December 31, 2009, would have impacted our net income by approximately $0.4 million.

Although we do not believe that there is a reasonable likelihood that there will be a material change in the actual occurrence of fallouts, a 10% difference in our actual fallout experience reserved for at December 31, 2009, would have impacted our net income for 2009 by less than $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually or more frequently whenever events and circumstances indicate the carrying value of the goodwill may not be recoverable. See Note 6 - “Goodwill and Other Intangible Assets” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the valuation methodology employed.

We completed our annual assessment of goodwill impairment as of December 31, 2009 using the methodology described therein and determined there was no impairment.

The carrying value of goodwill as of December 31, 2009 was $137.9 million.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to impairment charges that could be material.

Impairment was not indicated for any of our reporting units based on the results of the first step of the impairment analysis during 2009. The fair value for Tech, FA, HLS and GS reporting units exceeded their carrying values by 70%, 126%, 62% and 84%, respectively.

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

During the last three fiscal years, we have completed one acquisition. See Note 7 - “Acquisitions” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the purchase price allocation calculations as well as a description of the methods used to value the identifiable intangible assets.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to complete the purchase price allocation and estimate the fair value of acquired assets and liabilities. However, if future results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

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

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2009 were $3.4 million and $2.0 million, respectively.

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

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2009 would have impacted our net income by approximately $0.3 million.

Stock-Based Compensation

We have stock-based compensation plans, which includes options, stock appreciation rights and non-vested share awards and an employee stock purchase plan. See Note 1 - “Summary of Significant Accounting Policies,” Note 12-“Employee Benefit Plans,” and Note 14 - “Stock Incentive Plans” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of our stock-based compensation programs.

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

SARS and PARS also have certain acceleration provisions, which are difficult to estimate but are factored into the derived service period.

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

A 10% change in our stock-based compensation expense would have impacted our 2009 net income by approximately $0.4 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plan – U.S.

We have a defined benefit pension plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”). See Note 12 - “Employee Benefit Plans” to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the terms of this plan.	When estimating the obligation for our pension and postretirement benefit plans, management is required to make certain assumptions and to apply judgment with respect to determining the discount rate and expected future compensation increases for the participants in the plan.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our obligation. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP during 2009 would not have had a significant impact on our 2009 net income.

Accounting for Income Taxes

See Note 4 - “Income Taxes” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the components of Kforce’s income tax expense as well as the temporary differences that exist as of December 31, 2009.

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

A 0.50% change in our effective income tax rate from continuing operations would have impacted our 2009 net income by approximately $0.1 million.

NEW ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS

Net service revenues for the years ended December 31, 2009 and 2008 were $910.1 million and $997.0 million, respectively, which represents a decrease of 8.7%. The decline was primarily due to our FA, HLS and Tech segments, which had year-over-year declines in net service revenues of 22.9%, 13.0% and 10.0%, respectively. Net service revenues for our GS segment for the year ended December 31, 2009 were $114.5 million as compared to $76.2 million in 2008 which represents an increase of 50.2%. Net service revenues for our GS segment for the year ended December 31, 2009 as compared to 2008 were significantly impacted by the acquisition of RDI, which was completed in December 2008. These operational results were achieved during a severe recessionary U.S. macro-economic environment, which included continued turmoil in the credit and financial markets, declining GDP, significant increases in the unemployment rate, including the rate for individuals with college degrees, and increasing jobless claims.

In what we believe was primarily as a result of the macro-economic environment, during 2009 Kforce experienced: (i) a significant decrease in Search revenue of 57.0%; (ii) a decrease in our gross profit margin of 320 basis points to 31.4%, (iii) a decrease in Flex revenues of 5.3%, which was minimized in 2009 due to the acquisition of RDI and (iii) a decline in Flex gross profit margins across all of our segments. There was a significant focus during this recession on closely managing discretionary spending within SG&A. As a result, SG&A declined as a percentage of revenue (excluding the 2008 impairment charge) by 110 basis points to 27.6% for the year ended December 31, 2009.

Management believes that the GS segment will have more stability during economic down cycles, primarily as a result of the nature of its operations generally being less dependent upon growth of the U.S. economy and the relative longer-term duration of its contracts. This is also a result of the growth of the federal agencies that are customers of Kforce, such as the Department of Defense and the Department of Homeland Security, and the use by many of these agencies of outsourced labor. Since the change in the administration has taken place, our GS segment has been impacted by delays in the timing of project awards as well as a continuing trend by the Federal Government to in-source certain functions. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of agencies that are customers of Kforce.

Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. In addition, while we believe that Flex demand generally increases before demand for Search activity increases, Search revenue increased 13.0% in the fourth quarter of 2009 on a sequential basis. We believe this increase reflects clients rebuilding staff after significant reductions earlier in the year. The economic uncertainties in which we currently operate make it challenging for Kforce to predict its near-term future operating results.

We believe that initiatives undertaken during the last several years, such as restructuring both our back office and our field operations, and upgrading our corporate systems and other technology, have increased our operating efficiencies and have also enabled us to be more responsive to our clients. We expect to continue to invest in improving this platform to optimize performance during the next economic recovery. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. In addition, during the most recent positive economic cycle, our management team was successful in reducing Kforce’s dependence on Search revenue, significantly increasing the GS segment’s annualized revenues, divesting itself of non-core businesses, and further developing and refining our NRC in support of our field teams and Strategic Accounts. We believe that our diversified portfolio of service offerings, which are primarily domestic, will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the years ended:

	December 31,
	2009	2008	2007
Revenue by Segment:
Tech	51.4%	52.1%	53.3%
FA	17.9	21.2	24.0
HLS	18.1	19.0	16.4
GS	12.6	7.7	6.3

Net service revenues	100.0%	100.0%	100.0%

Revenue by Time:
Flex	96.9%	93.4%	92.2%
Search	3.1	6.6	7.8

Net service revenues	100.0%	100.0%	100.0%

Gross profit	31.4%	34.6%	36.2%
Selling, general and administrative expenses	27.6%	41.7%	28.0%
Income (loss) from continuing operations, before income taxes	2.4%	(8.7)%	6.2%
Income (loss) from continuing operations	1.4%	(8.9)%	3.8%
Net income (loss)	1.4%	(8.4)%	4.1%

The following table details net service revenues for Flex and Search revenue by segment and changes from the prior year.

(in $000’s)	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
Tech
Flex	$457,544	(7.2)%	$493,282	0.9%	$488,968
Search	10,280	(61.3)%	26,585	(10.8)%	29,820

Total Tech	$467,824	(10.0)%	$519,867	0.2%	$518,788

FA
Flex	$146,186	(16.0)%	$174,039	(8.3)%	$189,824
Search	16,670	(55.2)%	37,220	(14.0)%	43,301

Total FA	$162,856	(22.9)%	$211,259	(9.4)%	$233,125

HLS
Flex	$163,481	(12.8)%	$187,486	19.8%	$156,478
Search	1,452	(33.4)%	2,180	(17.0)%	2,626

Total HLS	$164,933	(13.0)%	$189,666	19.2%	$159,104

GS
Flex	$114,523	50.2%	$76,225	23.4%	$61,764
Search	—	—	—	—	—

Total GS	$114,523	50.2%	$76,225	23.4%	$61,764

Total Flex	$881,734	(5.3)%	$931,032	3.8%	$897,034
Total Search	28,402	(57.0)%	65,985	(12.9)%	75,747

Total Revenue	$910,136	(8.7)%	$997,017	2.5%	$972,781

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing annual comparisons. This 2009 quarterly information is presented for this purpose only.

	Three Months Ended
(in $000’s, except Billing Days)	December 31	September 30	June 30	March 31
Billing Days	61	64	64	62
Flex Revenue
Tech	$116,817	$114,777	$111,022	$114,928
FA	35,432	37,615	37,139	36,000
HLS	37,203	40,167	41,509	44,602
GS	27,747	29,163	29,656	27,957

Total Flex	$217,199	$221,722	$219,326	$223,487

Search Revenue
Tech	$2,661	$2,553	$2,456	$2,610
FA	4,464	3,675	3,957	4,574
HLS	278	323	213	638

Total Search	$7,403	$6,551	$6,626	$7,822

Total Revenue
Tech	$119,478	$117,330	$113,478	$117,538
FA	39,896	41,290	41,096	40,574
HLS	37,481	40,490	41,722	45,240
GS	27,747	29,163	29,656	27,957

Total Revenue	$224,602	$228,273	$225,952	$231,309

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.

Excluding our GS segment, Kforce experienced Flex revenue declines during the year ended December 31, 2009 across all segments, which we believe is primarily a result of the macro-economic environment. Of all of our segments, our FA segment was most significantly impacted by the macro-economic environment.

We believe our Flex revenues for our largest segment, Tech, have held up well compared to previous economic downturns, which we believe is primarily a result of our great people, the candidate skill sets that are in demand, and our field operations model. We believe that this model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This delivery model includes our NRC, which we believe has been effective in increasing the quality and speed of delivery to our clients, particularly our Strategic Accounts. We also believe that unlike the late 1990s and early 2000s, our customers generally did not over-hire during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which occurred prior to the last economic downturn, which decreased demand for our Tech segment, developed prior to the current downturn.

Although our GS segment demonstrated strong results for the years ended December 31, 2009 and 2008, the macro-economic environment as well as the political landscape has adversely impacted results. As previously mentioned, we expect this business to be more stable during these difficult economic times given the nature of its operations generally being less dependent upon the growth of the U.S. economy, although future deficit reduction efforts could have a material negative impact upon GS. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2009, approximately 60% as a percentage of revenue of our GS segment’s contracts were subject to the re-compete process. Of the contracts that were subject to the re-compete process, approximately 82% (expressed as a percentage of revenue) of those were successfully retained, which we believe is primarily a result of client service, competitive pricing, as well as the relationships that have been built with our customers.

The Clinical Research business within our HLS segment saw a decrease in activity in 2009, which we believe reflects the cost-cutting initiatives of large pharmaceutical companies as well as delays in hiring activity resulting from several mergers within this sector. The Healthcare business within our HLS segment, which primarily consists of professionals providing medical coding and transcription services to hospitals and other healthcare facilities, saw its Flex revenues impacted by declining trends in hospital census and the declining use of traveling medical coders.

The following table details total Flex hours for each segment and percentage changes over the prior period for the years ended December 31:

(in 000’s)	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
Tech	7,304	(4.0)%	7,606	3.3%	7,366
FA	4,378	(9.5)%	4,840	(8.7)%	5,304
HLS	1,873	(12.0)%	2,129	3.9%	2,049
GS	1,273	51.4%	841	24.0%	678

Total hours	14,828	(3.8)%	15,416	0.1%	15,397

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. Flex billable expenses for each of our segments were as follows for the years ended December 31:

(in $000’s)	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
Tech	$3,983	57.1%	$2,536	(23.4)%	$3,310
FA	188	(39.7)%	312	(2.8)%	321
HLS	14,016	(32.3)%	20,695	17.5%	17,615
GS	1,163	315.4%	280	(19.5)%	348

Total billable expenses	$19,350	(18.8)%	$23,823	10.3%	$21,594

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements as well as the average fee earned on each placement. Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. In 2009, Kforce experienced significant declines in Search fees compared to 2008, which was expected as the U.S. economic environment sharply declined. Search revenue increased 13.0% in the fourth quarter of 2009 on a sequential basis, which we believe reflects clients rebuilding staff after significant reductions earlier in the year.

Over the last several years, Kforce has made a concerted effort to de-emphasize the contribution of Search fees to overall net service revenues, which is primarily a result of the highly volatile nature of the Search business as well as the costs that must be invested in establishing and maintaining the workforce.

Total placements for each segment were as follows for the years ended December 31:

	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
Tech	739	(55.6)%	1,665	(12.4)%	1,901
FA	1,443	(48.3)%	2,792	(14.7)%	3,273
HLS	100	(30.6)%	144	(7.1)%	155

Total placements	2,282	(50.4)%	4,601	(13.7)%	5,329

The average fee per placement for each segment was as follows for the years ended December 31:

	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
Tech	$13,911	(12.9)%	$15,972	1.8%	$15,685
FA	11,549	(13.4)%	13,329	0.7%	13,231
HLS	14,524	(4.0)%	15,131	(10.6)%	16,916

Total average placement fee	$12,444	(13.2)%	$14,341	0.9%	$14,214

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net Flex service revenue. In addition, consistent with industry practices, gross profit dollars from Search fees are equal to revenues, because there are generally no direct costs associated with such revenues.

The following table presents, for each segment, the gross profit percentage for the year as well as the increase or decrease over the preceding period, as follows:

	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
Tech	28.6%	(7.7)%	31.0%	(5.2)%	32.7%
FA	38.0%	(15.9)%	45.2%	(1.1)%	45.7%
HLS	29.9%	(5.1)%	31.5%	(3.7)%	32.7%
GS	35.8%	(4.0)%	37.3%	(3.9)%	38.8%

Total gross profit percentage	31.4%	(9.2)%	34.6%	(4.4)%	36.2%

Changes in the amount of Search fees as a percentage of total revenue can significantly impact total gross profit percentage because Search revenue contributes 100% to gross profit, as described previously. Given this dynamic, Kforce monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex (“Flex Rate”).

The decrease in Search gross profit from 2008 to 2009 was $37.6 million, composed of a $30.9 million decrease in volume and a $6.7 million decrease in rate. The decrease in Search gross profit from 2007 to 2008 was $9.8 million, composed of a $10.5 million decrease in volume and a $0.7 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage for the years ended December 31:

	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
Tech	27.0%	(1.1)%	27.3%	(4.5)%	28.6%
FA	30.9%	(7.8)%	33.5%	0.6%	33.3%
HLS	29.2%	(4.9)%	30.7%	(2.8)%	31.6%
GS	35.8%	(4.0)%	37.3%	(3.9)%	38.8%

Total Flex gross profit percentage	29.2%	(2.3)%	29.9%	(2.9)%	30.8%

The decrease in Flex gross profit from 2008 to 2009 was $21.1 million, composed of a $10.3 million decrease in volume and a $10.8 million decrease in rate. The increase in Flex gross profit from 2007 to 2008 was $2.4 million, composed of a $0.3 million increase in volume and a $2.1 million increase in Flex Rate.

The Flex gross profit percentage was negatively impacted in 2009 by the macro-economic environment and the compression that occurred in the spread between Kforce’s bill and pay rates, which is primarily due to the lag in Kforce’s ability to reduce pay rates as quickly as bill rates decline. The Flex gross profit decrease in our FA segment in 2009 was also impacted by a shift in Flex hours to clients with higher volume and lower gross margins. In our GS segment, the Flex gross profit was also adversely impacted by the acquisition of RDI, which primarily provides information technology staffing services and solutions to the Federal Government at margins lower than our historical GS segment. Additionally, payroll taxes, particularly unemployment taxes, have risen in recent years and are anticipated to rise again in 2010 primarily as a result of many of the states in which Kforce conducts business having significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. This is anticipated to adversely impact our Flex gross profit percentages across our segments in 2010 due to the previously mentioned lag.

Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2009, 2008 and 2007, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 82.1%, 55.8% (81.1% excluding the goodwill and intangible asset impairment charge) and 82.6%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the years ended December 31:

(in $000’s)	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$206,315	22.7%	$232,189	23.3%	$224,967	23.1%
Other	44,083	4.8%	54,286	5.4%	47,368	4.9%
Impairment charge	870	0.1%	129,409	13.0%	—	—

Total SG&A	$251,268	27.6%	$415,884	41.7%	$272,335	28.0%

SG&A as a percentage of net service revenues decreased 14.1% in 2009 as compared to 2008, which is primarily a result of the impairment charge in 2008 of $129.4 million included in the table above. Excluding the goodwill and intangible asset impairment charge in 2008, SG&A as a percentage of net service revenues decreased 1.1% in 2009 as compared to 2008. This was primarily attributable to the following:

•

Decrease in commission expense of 1.7% of net service revenues, which was primarily attributable to: (i) a decline in the percentage contribution of Search fees, which generally have a higher commission rate, to total gross profit; (ii) performance being driven by a favorable shift in the retention of our tenured associates; and (iii) an overall reduction in headcount.

•

Decrease in bad debt expense of 0.6% of net service revenues, which was primarily attributable to the significant increase in 2008 of the level of our allowance for doubtful accounts to reflect conditions such as the rise in business failures resulting from the turmoil in the financial and credit markets, growing concerns of a U.S. recession and our exposure to customers in high-risk sectors such as the financial services industry.

•	Decrease of 0.3% as a percentage of revenue in discretionary expenses such as travel, office-related expenses including postage and supplies, and telephone as a result of a focus on cost containment.

•

Increase in compensation and benefits of 1.0% of net service revenues, which was primarily related to an increase in overall compensation to facilitate the retention of our associates in anticipation of the expected future economic recovery and an increase in the cost of providing health insurance to our employees. These increases were partially offset by decreases in: (i) stock-based compensation expense and (ii) payroll taxes.

Depreciation and amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2009, 2008 and 2007 as well as the increases (decreases) experienced during 2009 and 2008:

(in $000’s)	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
Fixed asset depreciation	$3,167	14.0%	$2,777	18.0%	$2,353
Capital lease asset depreciation	2,084	(21.0)	2,638	(11.1)	2,969
Capitalized software amortization	4,426	(6.2)	4,720	29.6	3,641
Intangible asset amortization	1,996	(45.9)	3,689	(33.2)	5,524

Total depreciation and amortization	$11,673	(15.6)%	$13,824	(4.6)%	$14,487

Fixed Asset Depreciation: The $0.4 million increases in 2009 and 2008 were primarily related to increases in the purchases of computer hardware, furniture and leasehold improvements, which were primarily for expansions in our business and the number of field office lease renewals.

Capital Lease Asset Depreciation: The $0.6 million and $0.3 million decrease in 2009 and 2008, respectively, were primarily related to the reduction in costs associated with certain capital leases in 2009 and 2008, and decisions to purchase more significant computer equipment in 2008 as opposed to leasing.

Capitalized Software Amortization: The $0.3 million decrease in 2009 is primarily related to certain software becoming fully amortized during late 2008 and 2009. The $1.1 million increase in 2008 is primarily related to the commencement of amortization on the new back office computer system software in August 2007 offset by the completion of amortization of the front office system in April 2008. During 2007, Kforce implemented additional back office system software modules, which we believe have enhanced the efficiency and performance of our sales and delivery activities such as our order, time entry, billing and cash receipt processes as well as improved customer service.

Intangible Asset Amortization: The $1.7 million and $1.8 million decrease in 2009 and 2008, respectively, are primarily related to the completion of amortization of certain identifiable intangible assets acquired in the 2004 acquisition of Hall Kinion and the 2005 acquisition of VistaRMS, Inc.

Other Expense, Net. Other expense, net was $1.1 million in 2009, $2.1 million in 2008 and $4.4 million in 2007, and consists primarily of interest expense related to Kforce’s Credit Facility. The decrease of $1.0 million and $2.3 million, respectively, was primarily due to Kforce’s continued emphasis on paying down outstanding debt during 2009 and 2008. The reduction in 2009 was also related to a decline in Kforce’s weighted average borrowing rate.

Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate for continued operations”) for each of the three years ended December 31, 2009 was 41.2%, (2.2)%, and 39.3%, respectively. The change in the effective tax rate for 2009 was primarily related to the largely non-deductible goodwill impairment charge that occurred in 2008. The increase in Kforce’s effective rate for 2009 is a result of lower pre-tax net income for 2009 as well as an increase in certain non-deductible expenses.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations include the consolidated income and expense of Kforce’s Scientific and Nursing businesses. During the three months ended June 30, 2008, Kforce completed the sale of its Scientific and per-diem Nursing businesses resulting in a pre-tax gain of $7.3 million for the year ended December 31, 2008. Included in the determination of the pre-tax gain is $2.1 million of goodwill that was allocated to the carrying value of these businesses upon disposition, and transaction expenses which primarily included commissions, legal fees and transaction bonuses totaling $1.4 million.

Income tax expense as a percentage of income from discontinued operations, before income taxes, for the years ended December 31, 2008 and 2007 was 41.0% and 39.3%, respectively. The increase in the effective income tax rate of discontinued operations for the year ended December 31, 2008 is primarily related to the non-deductibility of a portion of the goodwill that was allocated to the carrying value of the per-diem Nursing business upon its disposition.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At December 31, 2009, Kforce had $57.9 million in working capital compared to $60.3 million in 2008. Kforce’s current ratio (current assets divided by current liabilities) was 1.7 at the end of 2009 and 2008. As a result of the significant reduction in Kforce’s long-term debt driven primarily by strong cash flows from operations during the year ended December 31, 2009 our percentage of long-term debt (defined as borrowings under our Credit Facility) to equity decreased to 1.3% as of December 31, 2009 from 18.5% as of December 31, 2008.

Please see the accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009 in Item 8. Financial Statements and Supplementary Data for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, further deterioration in the economic environment and market conditions, among other things, could negatively impact operating results and liquidity as well as the ability of our lenders to fund borrowings. There is no assurance that: (i) our lenders will be able to fund our borrowings; or (ii) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive.

Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.

The following table presents a summary of our cash flows from operating, investing and financing activities, as follows:

	Years Ended December 31,
(in $000’s)	2009	2008	2007
Cash provided by (used in):
Operating activities	$42,696	$89,328	$48,770
Investing activities	(6,039)	(39,442)	(14,388)
Financing activities	(34,505)	(50,309)	(34,888)

Net increase (decrease) in cash and cash equivalents	$2,152	$(423)	$(506)

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

Operating Activities

The significant variations in cash provided by operating activities and net income (loss) are principally related to adjustments to net income (loss) for certain non-cash charges such as the goodwill and intangible asset impairment charge, depreciation and amortization expense, stock-based compensation and the gain on sale of discontinued operations. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for the three years ended December 31, 2009 in Item 8. Financial Statements and Supplementary Data. The largest source and use of operating cash flows for Kforce are the collection of customer accounts receivable and the payment of our employee and consultant population’s compensation, which includes base salary, commissions and bonuses. The decrease in cash provided by operating activities in 2009 is primarily related to the reduction in collections of customer accounts receivable stemming from the severe decline in the macro-economic environment.

Investing Activities

Capital expenditures have been made over the years on Kforce’s infrastructure as we anticipate growth in our business. Capital expenditures during 2009, 2008 and 2007 were $3.8 million, $8.5 million and $11.4 million, respectively. The capital expenditures in 2007 were substantially related to additional back office system software modules, which, as mentioned previously, went live during August 2007. We believe these investments have enhanced the efficiency and performance of our sales and delivery activities such as our order, time entry, billing and cash receipt processes as well as improved customer service. Capital expenditures during 2009 were below the levels of 2008 and 2007 primarily as a result of: (i) coming off significant investments in our technology infrastructure in recent years; (ii) prioritizing the uses of cash during the economic recession; and (iii) taking time to strategically plan for future investments. We believe that 2008 was a more normalized level of capital expenditures. Over the next 12 to 18 months we expect to continue to invest in our infrastructure ahead of what we expect to be the next positive economic cycle, in order to support the expected future growth in our business. We believe that these investments will, among other things, improve the performance and profitability of our associates and increase: (i) the efficiency and effectiveness of our delivery activities; (ii) the satisfaction of our customers; and (iii) the effectiveness of our incentive compensation programs. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future.

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

Financing Activities

During 2008, open market repurchases of common stock were $36.7 million. There were no open market repurchases of common stock in 2009. In addition, the management of cash and positive operating cash flows allowed Kforce to reduce its outstanding borrowings under the Credit Facility to $3.0 million as of December 31, 2009 from $38.0 million as of December 31, 2008.

Credit Facility

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, of which unbilled receivables can be no more than 40% of billed receivables, less certain minimum availability reserves, and bear interest at a rate of LIBOR plus 1.25% or Prime. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15 million. As of December 31, 2009, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.25 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. The Credit Facility expires during November 2011.

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

As of December 31, 2009, $3.0 million was outstanding and $65.2 million was available under the Credit Facility. As of March 3, 2010, $22.3 million was outstanding and $60.7 million was available under the Credit Facility. Kforce is not currently aware of any inability of our bank group participants to provide access to the full commitment of funds that exist under our Credit Facility, if necessary. However, due to recent economic conditions and the deteriorating business climate facing financial institutions, there can be no assurance that such facility will remain available to Kforce, even though it is a binding commitment.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2009, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.0 million and for facility lease deposits totaling $1.5 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our Consolidated Financial Statements.

Stock Repurchases

As of December 31, 2008, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $74.8 million remained available for future repurchases. During the year ended December 31, 2009, Kforce repurchased approximately 211.9 thousand shares of common stock for minimum income tax withholding on the exercising of stock options and the vesting of restricted stock awards at a total cost of $2.3 million. There were no open market repurchases during 2009. As of December 31, 2009, $72.5 million remains available for future repurchases.

On January 4, 2010, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Exchange Act, which was effective from January 5, 2010 through February 11, 2010. This corporate stock repurchase plan was subject to certain price, market, volume and timing constraints, which were specified in the plan.

Contractual Obligations and Commitments

The following table presents our expected future contractual obligations as of December 31, 2009:

	Payments due by period
(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$33,218	$8,628	$11,971	$7,569	$5,050
Capital lease obligations	3,877	1,759	1,882	236	—
Credit facility	3,000	—	3,000	—	—
Interest payable – credit facility (a)	127	45	82	—	—
Purchase obligations	7,981	4,550	2,620	687	124
Liability for unrecognized tax positions (b)	—	—	—	—	—
Deferred compensation plan liability (c)	16,808	1,049	1,715	326	13,718
Other (d)	—	—	—	—	—
Supplemental executive retirement plan (e)	42,027	—	—	10,603	31,424
Supplement executive retirement health plan (e)	2,403	—	—	24	2,379
Foreign defined benefit pension plan (f)	13,746	—	198	123	13,425

Total	$123,187	$16,031	$21,468	$19,568	$66,120

(a)	Kforce’s weighted average interest rate as of December 31, 2009 was 1.49%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the Credit Facility, which expires in November 2011.
(b)	Kforce’s liability for unrecognized tax positions as of December 31, 2009 was $0.2 million. This balance has been excluded from the table above due to the significant uncertainty with respect to expected settlements.
(c)	Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly-compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities and other long-term liabilities, respectively, are payable upon retirement or termination of employment. Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.
(d)	Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $4.5 million outstanding as security for workers’ compensation and property insurance policies as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15 million under its Credit Facility.
(e)	There is no funding requirement associated with the SERP or the SERHP. Kforce does not currently anticipate funding the SERP or SERHP during 2010. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2009, in the table above. See Note 12 – “Employee Benefit Plans” to the Consolidated Financial Statements for more detail.
(f)	Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2009 in the table above. There is no funding requirement associated with this plan.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Income Tax Audits

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. As of December 31, 2009, Global, a wholly-owned subsidiary of Kforce Government Holdings, Inc., had an ongoing audit of its 2008 and 2006 tax returns with the Philippines Bureau of Inland Revenue. No assessments related to this audit have been proposed as of December 31, 2009. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.

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

As of December 31, 2009, we had $3.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.49% at December 31, 2009. A hypothetical 10% increase in interest rates in effect at December 31, 2009 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 1% of net service revenues for the year ended December 31, 2009, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Kforce’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 5, 2010

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Net service revenues	$910,136	$997,017	$972,781
Direct costs of services	624,157	652,366	620,758

Gross profit	285,979	344,651	352,023
Selling, general and administrative expenses, excluding impairment	250,398	286,475	272,335
Goodwill and intangible asset impairment	870	129,409	—

Selling, general and administrative expenses	251,268	415,884	272,335
Depreciation and amortization	11,673	13,824	14,487

Income (loss) from operations	23,038	(85,057)	65,201
Other expense (income):
Interest income	(99)	(73)	(178)
Interest expense	1,437	2,331	4,603
Other income	(193)	(122)	(3)

Income (loss) from continuing operations, before income taxes	21,893	(87,193)	60,779
Income tax expense	9,020	1,928	23,856

Income (loss) from continuing operations	12,873	(89,121)	36,923
Income from discontinued operations, net of income taxes	—	5,013	3,444

Net income (loss)	12,873	(84,108)	40,367
Other comprehensive (loss) income:
Pension and postretirement plans adjustments, net of tax	(1,602)	389	—

Comprehensive income (loss)	$11,271	$(83,719)	$40,367

Earnings (loss) per share – basic
From continuing operations	0.33	(2.26)	0.90
From discontinued operations	—	0.13	0.08

Earnings (loss) per share – basic	$0.33	$(2.13)	$0.98

Earnings (loss) per share – diluted
From continuing operations	0.33	(2.26)	0.87
From discontinued operations	—	0.13	0.08

Earnings (loss) per share – diluted	$0.33	$(2.13)	$0.95

Weighted average shares outstanding – basic	38,485	39,471	41,308

Weighted average shares outstanding – diluted	39,330	39,471	42,294

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	DECEMBER 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,812	$660
Trade receivables, net of allowances of $6,604 and $6,370, respectively	123,144	132,428
Income tax refund receivable	246	487
Deferred tax asset, net	6,011	5,994
Prepaid expenses and other current assets	4,924	6,177

Total current assets	137,137	145,746
Fixed assets, net	11,407	14,687
Other assets, net	32,914	29,032
Deferred tax asset, net	10,380	10,627
Intangible assets, net	10,075	10,604
Goodwill	137,912	140,119

Total assets	$339,825	$350,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$25,437	$28,084
Accrued payroll costs	50,690	51,310
Other current liabilities	2,807	1,917
Income taxes payable	279	4,133

Total current liabilities	79,213	85,444
Long-term debt – credit facility	3,000	38,022
Long-term debt – other	1,784	2,294
Other long-term liabilities	29,103	19,212

Total liabilities	113,100	144,972

Commitments and contingencies (see Note 15)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 63,281 and 61,866 issued, respectively	633	619
Additional paid-in capital	338,890	325,187
Accumulated other comprehensive (loss) income	(1,213)	389
Retained earnings	41,345	28,472
Treasury stock, at cost; 24,176 and 23,850 shares, respectively	(152,930)	(148,824)

Total stockholders’ equity	226,725	205,843

Total liabilities and stockholders’ equity	$339,825	$350,815

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Common stock – shares:
Shares at beginning of period	61,866	60,919	60,383
Exercise of stock options	615	371	536
Issuance of restricted stock	800	576	—

Shares at end of period	63,281	61,866	60,919

Common stock – par value:
Balance at beginning of period	$619	$609	$604
Exercise of stock options	6	4	5
Issuance of restricted stock	8	6	—

Balance at end of period	$633	$619	$609

Additional paid-in capital:
Balance at beginning of period	$325,187	$310,165	$300,485
Exercise of stock options	5,944	2,591	4,113
Income tax benefit from restricted stock and stock option exercises	1,243	416	1,530
Stock-based compensation expense	6,371	11,744	3,430
Employee stock purchase plan	153	277	607
Issuance of restricted stock	(8)	(6)	—

Balance at end of period	$338,890	$325,187	$310,165

Accumulated other comprehensive (loss) income:
Balance at beginning of period	$389	$—	$—
Pension and postretirement plans adjustment, net of tax of $1,051 and $310, respectively	(1,602)	389	—

Balance at end of period	$(1,213)	$389	$—

Retained earnings:
Balance at beginning of period	$28,472	$112,580	$72,213
Net income (loss)	12,873	(84,108)	40,367

Balance at end of period	$41,345	$28,472	$112,580

Treasury stock – shares:
Shares at beginning of period	23,850	19,365	19,451
Open market repurchases of common stock	—	4,395	—
Shares tendered in payment of the exercise price of stock options	195	52	—
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	212	134	—
Employee stock purchase plan	(81)	(96)	(86)

Shares at end of period	24,176	23,850	19,365

Treasury stock – cost:
Balance at beginning of period	$(148,824)	$(110,886)	$(111,377)
Open market repurchases of common stock	—	(36,712)	—
Shares tendered in payment of the exercise price of stock options	(2,171)	(578)	—
Shares repurchased for minimum tax withholding on restricted stock awards and stock option exercises	(2,368)	(1,220)	—
Employee stock purchase plan	433	572	491

Balance at end of period	$(152,930)	$(148,824)	$(110,886)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$12,873	$(84,108)	$40,367
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Goodwill and intangible asset impairment	870	129,409	—
Deferred income tax provision (benefit), net	1,281	(16,389)	6,176
Gain on sale of discontinued operations	—	(7,330)	—
(Recovery of) provision for bad debts on accounts receivable and other accounts receivable reserves	(319)	5,135	1,214
Depreciation and amortization	11,673	13,824	14,487
Stock-based compensation	6,371	11,744	3,430
Pension and postretirement benefit plans expense	2,002	2,860	2,129
Alternative long-term incentive award	2,467	—	641
Amortization of deferred financing costs	151	—	—
Tax benefit attributable to stock-based compensation	1,243	416	1,530
Excess tax benefit attributable to stock-based compensation	(899)	(57)	(934)
Deferred compensation liability increase (decrease), net	3,136	(5,261)	996
(Gain) loss on cash surrender value of company-owned life insurance	(2,179)	6,168	(309)
Loss (gain) on asset sales	220	158	(406)
Other	(197)	(24)	—
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables, net	9,453	31,748	(33,538)
Income tax refund receivable	241	(110)	690
Prepaid expenses and other current assets	(57)	(236)	122
Other assets, net	6	476	143
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable and other current liabilities	(2,758)	(318)	422
Accrued payroll costs	(7)	(3,798)	8,256
Income taxes payable	(3,853)	1,413	2,275
Other long-term liabilities	978	3,608	1,079

Cash provided by operating activities	42,696	89,328	48,770

Cash flows from investing activities:
Acquisitions, net of cash received	(109)	(38,404)	339
Proceeds from disposition of businesses	—	12,036	—
Proceeds from escrow	1,170	—	—
Capital expenditures	(3,847)	(8,505)	(11,417)
Premiums paid for company-owned life insurance	(3,345)	(4,594)	(3,825)
Other	92	25	515

Cash used in investing activities	(6,039)	(39,442)	(14,388)

Cash flows from financing activities:
Proceeds from bank line of credit	284,482	395,232	343,057
Payments on bank line of credit	(319,504)	(407,540)	(379,162)
Payment of capital expenditure financing	(2,052)	(2,706)	(3,835)
Short-term vendor financing	259	563	—
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	3,779	2,017	4,118
Excess tax benefit from stock-based compensation	899	57	934
Shares repurchased for minimum tax withholding on restricted stock awards and stock option exercises	(2,368)	(1,220)	—
Open market repurchases of common stock	—	(36,712)	—

Cash used in financing activities	(34,505)	(50,309)	(34,888)

Change in cash and cash equivalents	2,152	(423)	(506)
Cash and cash equivalents at beginning of year	660	1,083	1,589

Cash and cash equivalents at end of year	$2,812	$660	$1,083

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida as well its 63 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 1% of net service revenues for each of the three years ended December 31, 2009 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The consolidated financial statements of Kforce have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Kforce Inc. and its wholly-owned subsidiaries. References in this document to “Kforce,” “the Company,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise indicates. All intercompany transactions and balances have been eliminated in consolidation.

In addition to its wholly-owned subsidiaries, the consolidated financial statements of Kforce also include its 49% interest in a joint venture, which was acquired in the 2008 acquisition of RDI Systems, Inc., d/b/a dNovus RDI (“RDI” or “dNovus”). This joint venture is recorded as an investment in an unconsolidated entity and is accounted for under the equity method of accounting. Kforce’s equity in the earnings of its equity method investment is recorded as income with a corresponding increase in the investment with distributions received reducing the investment. This investment had an insignificant effect on the accompanying consolidated financial statements for the years ended December 31, 2009 and 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts, fallouts and other accounts receivable reserves; accounting for goodwill and identifiable intangible assets and any related impairment; self-insured liabilities for workers’ compensation and health insurance; stock-based compensation; obligations for pension and postretirement benefit plans; expected annual commission rates and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

Cash and Cash Equivalents

Kforce classifies all highly liquid investments with an original initial maturity of three months or less as cash equivalents. Cash and cash equivalents consist of cash on hand with banks, either in commercial accounts, or overnight interest-bearing money market accounts and at times may exceed federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value due to the short duration of their maturity.

Accounts Receivable Reserves

Kforce establishes its reserves for expected credit losses, fallouts, early payment discounts and revenue adjustments based on past experience and estimates of potential future activity. Specific to our allowance for doubtful accounts, which comprises approximately 90% of our accounts receivable reserves, Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off by Kforce after all collection efforts have been exhausted.

Accounts receivable reserves as a percentage of gross accounts receivable was 5.1% and 4.6% as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, there was no individual client that had a receivable balance greater than 3.4% and 3.9%, respectively, of gross accounts receivable.

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

Net service revenues represent services rendered to customers less credits, discounts, rebates and allowances. Revenue includes reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years. GS provides these services under time and materials (which account for the majority of this segment’s contracts), fixed-price, and cost-plus contracts. Except as provided below, Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Our GS segment does not generate any Search fees.

¡

Revenue for time and materials contracts, which accounts for approximately 76% of this segment’s revenue, is recorded based on contractually established billing rates at the time services are provided.

¡

Revenue on fixed-price contracts is recognized on the basis of the estimated percentage-of-completion. Currently, approximately 23% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

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

Income Taxes

Kforce accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options, exercises of non-qualified options, and vesting of restricted stock are reflected as increases in additional paid-in capital.

Kforce evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions. Kforce uses a two-step approach to recognize and measure uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Kforce recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements.

Fixed Assets

Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which range from three to 15 years.

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value due to the variable nature of the interest rates under our Credit Facility (as defined below). Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

On January 1, 2008, Kforce adopted the established framework for measuring fair value and expanded disclosures about fair value measurements. The adoption did not have any impact on our consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its operating segments by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce determines the fair market value of its reporting units based on a weighting of both the present value of future projected cash flows (the “income approach”) and the use of comparative market multiples (the “market approach”). The income approach is based on assumptions that are consistent with Kforce’s estimates of future cash flows. The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples to arrive at a fair value. Factors requiring significant judgment include, among others, assumptions related to future growth rates, discount factors, and tax rates. Changes in economic or operating conditions that occur after the annual impairment analysis and that impact these assumptions, may result in a future goodwill impairment charge.

As is more fully described in Note 6, Kforce completed its annual goodwill impairment test as of December 31, 2009 for each of its reporting units and recorded no impairment for the year ended December 31, 2009. An impairment charge of $128,429 was recorded for the year ended December 31, 2008 and no impairment charge was recorded for the year ended December 31, 2007.

Other Intangible Assets

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete and employment agreements, contractual relationships, customer contracts, trademarks and trade names. For definite-lived intangible assets, Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the period of expected benefit, which ranges from one to 15 years.

The impairment evaluation for indefinite lived intangible assets, which for Kforce consist of trademarks and trade names, is conducted as of each fiscal year end or more frequently if events or changes in circumstances indicate that an asset may be impaired.

As is more fully described in Note 6, Kforce recognized an impairment charge of $870 in 2009, which is included in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss), related to a trade name that was acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. The impairment charge primarily resulted from a review in the second quarter of 2009 that indicated a lack of market recognition and penetration of this trade name. In 2008, an annual impairment test resulted in an impairment charge which was included in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss) and is more fully described in Note 6. An impairment charge of $870, $980, and $0 was recorded for the years ended December 31, 2009, 2008, and 2007, respectively.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets. Other than the impairment charges discussed in the preceding section, there were no other impairment charges recorded during the three years ended December 31, 2009.

Capitalized Software

Kforce purchases, and in certain cases develops, and implements new computer software and updates to existing computer software to enhance the performance of its accounting and operating systems. Direct internal costs such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $1,832, $1,776 and $5,592 during the years ended December 31, 2009, 2008 and 2007, respectively. Capitalized software development costs are classified as other assets, net in the accompanying consolidated balance sheets and are being amortized over the estimated useful lives of the software using the straight-line method, which range from one to five years.

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

Stock-Based Compensation

Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For awards settled in cash, we measure compensation expense based on the fair value of the award at each reporting date, net of estimated forfeitures. Total compensation expense recognized during the years ended December 31, 2009, 2008 and 2007 was $8,838, $11,744 and $4,071, respectively. The related tax benefit for the three years ended December 31, 2009 was $3,491, $4,991 and $1,702, respectively.

Workers’ Compensation

Kforce retains the economic burden for the first $250 per occurrence in workers’ compensation claims except: (i) in states that require participation in state-operated insurance funds and (ii) for its GS segment which is fully insured for workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes insurance premiums paid, claims administration fees charged by Kforce’s workers’ compensation administrator, premiums paid to state-operated insurance funds and an estimate for Kforce’s liability for Incurred but Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

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

Health Insurance

Except for certain fully insured health insurance lines of coverage, Kforce retains liability of up to $270 annually for each health insurance plan participant. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported (“IBNR”) claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.

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

Accounting for Postretirement Benefits

Kforce recognizes the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income. Kforce also measures the funded status of the defined benefit postretirement plan as of the date of its fiscal year-end, with limited exceptions.

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

Earnings (Loss) per Share

Basic earnings or loss per share is computed as earnings or loss divided by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per common share is computed by dividing the earnings or loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings or loss per share for the three years ended December 31, 2009:

	Years Ended December 31,
	2009	2008	2007
Numerator:
Income (loss) from continuing operations	$12,873	$(89,121)	$36,923
Income from discontinued operations, net of tax	—	5,013	3,444

Net income (loss)	$12,873	$(84,108)	$40,367

Denominator:
Weighted average shares outstanding – basic	38,485	39,471	41,308
Common stock equivalents	845	—	986

Weighted average shares outstanding – diluted	39,330	39,471	42,294

Earnings (loss) per share – basic:
From continuing operations	$0.33	$(2.26)	$0.90
From discontinued operations	—	0.13	0.08

Earnings (loss) per share – basic	$0.33	$(2.13)	$0.98

Earnings (loss) per share – diluted:
From continuing operations	$0.33	$(2.26)	$0.87
From discontinued operations	—	0.13	0.08

Earnings (loss) per share – diluted	$0.33	$(2.13)	$0.95

For the years ended December 31, 2009, 2008 and 2007, the total weighted average awards to purchase or receive 2,078, 5,401, and 826 shares of common stock were not included in the computations of diluted earnings (loss) per share, respectively, because these options would have had an anti-dilutive effect on earnings (loss) per share.

Treasury Stock

Kforce’s Board of Directors (“Board”) may authorize share repurchases of Kforce’s common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.

Comprehensive Income (Loss)

Accumulated other comprehensive income solely includes the net after-tax impact of unrecognized actuarial gains and losses related to (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our international Philippine operations. Because each of these plans is unfunded as of December 31, 2009, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. This information is provided in our consolidated statements of operations and comprehensive income (loss).

Subsequent Events

Kforce considers events that occur after the balance sheet date but before the financial statements are issued to determine appropriate accounting and disclosure for those events. We evaluated all events or transactions that occurred subsequent to December 31, 2009 and through the time of filing this Annual Report on Form 10-K. We are not aware of any significant events that occurred subsequent to December 31, 2009 but prior to the filing of this report that would have a material impact on our consolidated financial statements.

New Accounting Standards

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

2. Discontinued Operations

Scientific

On April 29, 2008 (the “Scientific Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Scientific APA”) pursuant to which it sold its Scientific business, a non-core business within its HLS segment, to Aerotek Scientific, LLC (the “Scientific Buyer”) for $10,500 in cash plus additional earnout of $1,500, which was earned in the third quarter of 2008. In connection with the closing of the sale, Kforce entered into certain ancillary agreements with the Scientific Buyer, including a Transition Services Agreement (the “Scientific TSA”). Through the Scientific TSA, Kforce provided various temporary support services. The fees for these services were generally equivalent to Kforce’s cost. Kforce had no significant continuing involvement in the operations of its Scientific business and, as such, classified such operating results as discontinued operations beginning in 2008.

In accordance with the Scientific APA, Kforce is obligated to indemnify the Scientific Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Scientific APA ceased, with the exception of certain limited items, on October 29, 2009. Kforce believes the likelihood of any future exposure is remote.

Nursing

On June 29, 2008 (the “Nursing Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Nursing APA”) pursuant to which it sold its per-diem Nursing business, a non-core business within its HLS segment, to Realtime Services, Inc. (the “Nursing Buyer”) for $1,500 in cash, which was paid at closing and a subordinated secured promissory note in the amount of $500 (the “Note”). The Note bears interest at a fixed rate of 6.0% and is due on June 30, 2011. The interest and principal amount of the Note have been fully reserved.

In connection with the closing of the sale, Kforce entered into certain ancillary agreements with the Nursing Buyer, including a Transition Services Agreement (the “Nursing TSA”). Through the Nursing TSA, Kforce provided various temporary support services. The fees for these services were generally equivalent to Kforce’s cost. Kforce had no significant continuing involvement in the operations of the per-diem Nursing business sold to the Nursing Buyer and, as such, classified such operating results as discontinued operations beginning in 2008.

In accordance with the Nursing APA, Kforce is obligated to indemnify the Nursing Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Nursing APA ceased, with the exception of certain limited items, on June 29, 2009. Kforce believes the likelihood of any future exposure is remote.

The financial results of Scientific and Nursing have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss). The following summarizes the results from discontinued operations for the years ended December 31:

	2008	2007
Net service revenues	$23,604	$64,134
Direct costs of services and operating expenses	(22,437)	(58,465)

	1,167	5,669
Gain on sale of discontinued operations	7,330	—

Income from discontinued operations, before income taxes	8,497	5,669
Income tax expense	(3,484)	(2,225)

Income from discontinued operations, net of income taxes	$5,013	$3,444

Included in the gain on sale of discontinued operations for the year ended December 31, 2008 are transaction expenses, which primarily include commissions, legal fees, and transaction bonuses totaling $1,437. As of December 31, 2008, there were no assets related to discontinued operations. Kforce utilized the cash proceeds from the sale of our Scientific and per-diem Nursing businesses to reduce outstanding borrowings under our Credit Facility as well as to repurchase common stock.

Acceleration of Equity Awards

Kforce granted 361 Stock Appreciation Rights and 575 shares of Performance Accelerated Restricted Stock on January 2, 2008 to Kforce’s Chief Executive Officer and the next four highest compensated executive officers (collectively, “Named Executive Officers” or “NEOs”). These equity awards included a provision whereby vesting could be accelerated at the discretion of the Compensation Committee should there be a sufficient gain on the disposal of a portion of Kforce’s business. As a result of the dispositions discussed above, Kforce’s Compensation Committee approved the acceleration of the vesting of these equity awards on June 30, 2008, which resulted in the acceleration and recognition of $6,009 of compensation expense during the quarter ended June 30, 2008. This expense has been classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

3. Fixed Assets

Major classifications of fixed assets and related useful lives are summarized as follows:

	USEFUL LIFE	DECEMBER 31,
		2009	2008
Land		$1,310	$1,310
Furniture and equipment	5-7 years	6,981	7,362
Computer equipment	3-5 years	4,148	4,563
Leasehold improvements	3-15 years	6,914	7,392
Capital leases	3-5 years	6,922	9,197

		26,275	29,824
Less accumulated depreciation and amortization		14,868	15,137

		$11,407	$14,687

Depreciation and amortization expense during the years ended December 31, 2009, 2008 and 2007 was $5,251, $5,415 and $5,322, respectively.

4. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Current:
Federal	$7,192	$14,951	$16,515
State	547	2,233	1,326
Deferred	1,281	(15,256)	6,015

	$9,020	$1,928	$23,856

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	2.6	0.4	3.4
Non-deductible meals and entertainment	1.1	(0.3)	0.9
Non-deductible goodwill impairment	—	(37.6)	—
Other	2.5	0.3	—

Effective tax rate	41.2%	(2.2)%	39.3%

Deferred income tax assets and liabilities are composed of the following:

	DECEMBER 31,
	2009	2008
Deferred taxes, current:
Assets:
Accounts receivable reserves	$2,611	$2,696
Accrued liabilities	2,327	1,673
Federal net operating loss carryforwards	386	1,032
State net operating loss carryforwards	—	447
Deferred compensation obligation	412	285
Stock-based compensation	—	634
Other	986	741

	6,722	7,508
Liabilities:
Prepaid expenses	(711)	(663)
Other	—	(851)

Deferred tax asset, net – current	6,011	5,994

Deferred taxes, non-current:
Assets:
Deferred compensation obligation	7,220	7,257
Stock-based compensation	3,944	3,681
Pension and post-retirement benefit plans	3,605	1,888
Federal net operating loss carryforwards	—	386
State net operating loss carryforwards	210	—
Accrued liabilities	255	—
Goodwill and intangible assets, net	—	999
Other	547	526

	15,781	14,737
Liabilities:
Fixed assets	(2,651)	(3,887)
Goodwill and intangible assets	(2,750)	(223)

Deferred tax asset, net – non-current	10,380	10,627

Net deferred tax asset	$16,391	$16,621

At December 31, 2009, Kforce had federal net operating loss carryforwards (“NOLs”) of approximately $1,104, which expire in varying amounts through 2024. Further, Kforce has approximately $5,589 of state tax NOLs at December 31, 2009, which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2026.

In evaluating the realizability of Kforce’s deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Management considers, among other things, the ability to generate future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. As a result of this evaluation, no valuation allowance was recorded against deferred tax assets as of December 31, 2009 or 2008.

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. As of December 31, 2009, Global, a wholly-owned subsidiary of Kforce Government Holdings, Inc., had an ongoing audit of its 2008 and 2006 tax returns with the Philippines Bureau of Inland Revenue. No assessments related to the income tax audits have been proposed as of December 31, 2009. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.

Uncertain Income Tax Positions

In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the FASB provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

	December 31,
	2009	2008	2007
Beginning balance	$200	$517	$877
Additions for tax positions of prior years	80	6	14
Reductions for tax positions of prior years – lapse of applicable statutes	(42)	—	(243)
Settlements	—	(323)	(131)

Ending balance	$238	$200	$517

The entire amount of these unrecognized tax benefits as of December 31, 2009, if recognized, would impact the effective tax rate. Kforce’s uncertain tax positions are expected to decline during the next 12 months primarily as a result of the expiration of statutes.

Kforce recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009 and 2008, interest and penalties recognized and the cumulative amount accrued as of each year-end were not significant.

Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Global files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S income tax examinations by tax authorities for years before 2003.

5. Other Assets

	DECEMBER 31,
	2009	2008
Cash surrender value of life insurance policies	$20,478	$14,953
Capitalized software, net of amortization	10,650	12,341
Prepaid rent – headquarters, net of amortization	631	742
Deferred loan costs, net of amortization	277	428
Other non-current assets	878	568

	$32,914	$29,032

The cash surrender value of company-owned life insurance policies relates to policies maintained by Kforce on certain participants in the deferred compensation plan, which could be used to fund the related obligations (Note 12). Guidance regarding accounting for purchases of life insurance, which addresses the amount that can be reported as an asset under a company’s life insurance policies based upon the amount that can be realized under the contractual terms on a policy-by-policy basis, was adopted in the first quarter of 2007, and it did not have any impact on Kforce’s consolidated financial statements.

Kforce capitalized software purchases as well as direct costs associated with software developed for internal use of approximately $2,705 and $3,578 during 2009 and 2008, respectively. The decrease from 2008 was primarily a result of the completion of several projects during late 2008 and early 2009. Accumulated amortization of capitalized software was $17,449 and $13,125 as of December 31, 2009 and 2008, respectively. Amortization expense of capitalized software during the years ended December 31, 2009, 2008 and 2007 was $4,426, $4,720 and $3,641, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

As discussed in Note 2, Kforce disposed of a portion of its HLS reporting unit during the three months ended June 30, 2008. Kforce performed an interim impairment test of the HLS reporting unit after the disposition. This impairment test did not indicate that impairment existed as of the interim measurement date.

Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2009 and 2008. Upon completion of the December 31, 2008 annual impairment assessment, Kforce recorded an impairment charge of $128,429 ($116,669 for Tech and $11,760 for FA) in the three months ended December 31, 2008, which represented 87.3% and 59.5% of the Tech and FA goodwill prior to the impairment charge, respectively, as the carrying value exceeded their respective fair values. In 2008, the fair value of our HLS and GS reporting units exceeded their respective carrying amounts by 62.9% and 52.5%, respectively. The impairment charge in 2008 was primarily a result of the impact that the depressed economic environment, including the turmoil in the financial markets, illiquidity in the credit markets, and increasing jobless claims and unemployment rates, had on overall equity values as well as our operations, forecasted cash flows and market capitalization experienced during 2008. Kforce recorded no goodwill impairment charges resulting from the December 31, 2009 annual impairment analysis.

We compared the carrying value of each of our four reporting units to their estimated fair value. For the December 31, 2009 and 2008 impairment tests, Kforce estimated the fair value of each of our four reporting units based on a weighting of both the income approach and the market approach. The discounted cash flows for each reporting unit that served as the primary basis for the income approach were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each reporting unit and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. A terminal value growth rate of 3.0% was used for each reporting unit. For the 2009 impairment test, the income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital, ranging from 9.5% to 14.6%. For the 2009 impairment test, the market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit to determine its value. Kforce utilized invested capital/revenue multiples ranging from 0.27 to 1.10 and invested capital/EBITDA multiples ranging from 7.5 to 11.0 in order to value each of its reporting units under the market approach. Kforce assigned a weighting to each of the invested capital ratios for each reporting unit based on the ratio that is predominately used in the marketplace to value those types of business. In the 2009 impairment test, the fair value under the market approach included a control premium of 25%, which is an amount we estimate a buyer would be willing to pay in excess of the current market price in order to acquire a controlling interest. The control premium was determined based on a review of comparative market transactions. Publicly available information regarding the market capitalization of Kforce was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completion of the December 31, 2009 assessment, Kforce determined that the fair value for our Tech, FA, HLS and GS reporting units exceeded their respective carrying amounts by 70%, 126%, 62% and 84%, respectively. Because no indicators of impairment existed for the reporting units, the second step of the test to determine the implied fair value of goodwill for each reporting unit was not required.

For the 2008 impairment assessment, the implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed as of December 31, 2008, we calculated the fair value of certain assets, including non-compete and employment agreements, trade names and customer relationships. The implied fair value of goodwill was measured as the excess of the fair value of each reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for each reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the two years ended December 31, 2009:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Balance as of January 1, 2008	$133,692	$19,766	$12,529	$71,622	$237,609
Disposition of businesses (a)	—	—	(2,132)	—	(2,132)
Adjustment to PCCI Goodwill (b)	(125)	—	—	1,216	1,091
Acquisition of dNovus	—	—	—	31,980	31,980
Impairment of Goodwill	(116,669)	(11,760)	—	—	(128,429)

Balance as of December 31, 2008	$16,898	$8,006	$10,397	$104,818	$140,119
Adjustment to dNovus (c)	—	—	—	(2,207)	(2,207)

Balance as of December 31, 2009	$16,898	$8,006	$10,397	$102,611	$137,912

(a)	Kforce allocated $1,866 to the carrying value of Scientific, which was sold on April 29, 2008, and $266 to the carrying value of per-diem Nursing, which was sold June 29, 2008, in determining the gain on disposal. This allocation was based on the relative fair values of the Scientific and per-diem Nursing businesses to the portion of the HLS reporting unit that has been retained.
(b)	This is principally composed of an adjustment to recognize the difference between the book and tax basis of certain identifiable intangible assets acquired in the PCCI acquisition.
(c)	This adjustment is the result of the finalization of the dNovus purchase price allocation. The assumptions used in the purchase price allocation are more fully described in Note 7.

The following table contains a disclosure of the gross amount and accumulated impairment losses of goodwill for Tech and FA reporting units for the two years ended December 31, 2009:

	Technology			Finance and Accounting
	Gross Amount	Accumulated Impairment Losses	Carrying Value	Gross Amount	Accumulated Impairment Losses	Carrying Value

Balance as of January 1, 2008	$156,380	$(22,688)	$133,692	$19,766	$—	$19,766
Balance as of December 31, 2008	$156,255	$(139,357)	$16,898	$19,766	$(11,760)	$8,006
Balance as of December 31, 2009	$156,255	$(139,357)	$16,898	$19,766	$(11,760)	$8,006

There have been no impairment charges recognized for our HLS and GS reporting units. As a result, the carrying values of goodwill for each of the two years ended December 31, 2009 represents the gross amount of goodwill attributable to these reporting units.

Other Intangible Assets

During the three months ended June 30, 2009, Kforce performed a review of a trade name that was acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. which indicated a lack of market recognition and penetration of this trade name. We determined that the trade name’s carrying value was no longer recoverable. The fair value of the trade name was based on a relief-from-royalty model, which is considered a Level 3 input by Kforce. As a result, an impairment charge of $870 was recognized. The impairment charge is classified in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss).

As of December 31, 2008, Kforce assessed the recoverability of the carrying value of certain of its indefinite-lived trade names and trademarks as a result of a significant change in the manner in which certain of the trade names and trademarks were being utilized. Based upon this evaluation, Kforce determined that the carrying value of certain of its trade names and trademarks acquired in the January 2006 acquisition of PCCI Holdings, Inc. (“PCCI”) was no longer recoverable. As a result, an impairment charge of $980 was recognized. No such impairment charge was recorded for the year ended December 31, 2007. The impairment charge in 2008 has been classified in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss).

As of December 31, 2009 and 2008, intangible assets, net in the accompanying consolidated balance sheets consists of non-compete agreements, employment agreements, trade names, trademarks, customer relationships, and customer contracts. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 and $3,110 as of December 31, 2009 and 2008, respectively. Customer relationships, customer contracts and other definite-lived intangibles, net of accumulated amortization, amounted to $7,835 and $7,494 as of December 31, 2009 and 2008, respectively.

Amortization expense on intangible assets for each of the three years ended December 31, 2009 was $1,996, $3,689 and $5,524, respectively. As of December 31, 2009 and 2008, accumulated amortization of intangible assets was $20,628 and $18,632, respectively. Amortization expense for 2010, 2011, 2012, 2013 and 2014 is expected to be $2,137, $1,180, $1,014, $787 and $634, respectively.

7. Acquisitions

On December 2, 2008, Kforce Government Holdings Inc., a Florida corporation (the “Purchaser”), a wholly-owned subsidiary of Kforce Inc., acquired all of the issued and outstanding common stock of RDI, through a Stock Purchase Agreement (the “Agreement”), that was effective as of November 30, 2008, between the Purchaser, Kforce, RDI, each of RDI’s shareholders and an individual representative of RDI’s shareholders.

Pursuant to the terms of the Agreement, Kforce acquired all of the outstanding stock of RDI for a total cash purchase price of $39,145 (the “RDI Purchase Price”). The cash consideration paid by Kforce was composed of Kforce’s cash on hand and borrowings under Kforce’s Credit Facility. On the closing date, Kforce placed $3,000 of the total RDI Purchase Price into escrow to secure RDI’s indemnification obligations and to satisfy certain adjustments to the RDI Purchase Price, which was recorded as part of purchase price.

The following table summarizes the total purchase price, net assets acquired and intangible assets recorded in conjunction with the acquisition:

Goodwill	$29,773
Acquisition intangibles	5,335
Net tangible assets acquired	4,037

Total purchase price	$39,145

The following table summarizes the estimated fair values of the tangible assets acquired and liabilities assumed at the date of acquisition:

Cash	$578
Accounts receivable	5,643
Other assets	893

Total assets	7,114
Current liabilities	3,077

Net tangible assets acquired	$4,037

As of December 31, 2008, Kforce preliminarily assigned $2,998 of the excess purchase price to intangible assets, which include customer contracts, customer relationships, and non-compete and employment agreements. Kforce used a preliminary estimate of the weighted average useful life of five years. Based upon the similarity of Kforce’s prior acquisitions of Bradson and PCCI in 2006 and the similarity of the acquired identifiable intangible assets, the preliminary estimate of the excess purchase price allocated to intangible assets was based upon the average amounts Kforce assigned to intangible assets in these acquisitions, after taking into account the net tangible assets acquired.

During the fourth quarter of 2009, Kforce finalized its valuation and recorded adjustments to the preliminary values discussed in the preceding paragraph. Kforce determined the fair value of the customer relationships to be $3,242, customer contracts to be $1,406, trade name to be $40 and the non-compete and employment agreements to be $647. These adjustments, including any purchase price adjustments, cumulatively resulted in a decrease of goodwill of $2,207. Kforce determined the fair value of the customer relationships using an excess earnings method, which is based on the present value of the projected after-tax cash flows using a discount rate of 16.7%, after deducting the fair value of the customer contracts. The fair value of the customer contracts was determined by Kforce by analyzing the present value of the projected after-tax cash flows of each individual contract using a discount rate of 16.7%. Kforce determined the weighted average useful life at the date of the valuation for the customer relationships to be 7.7 years, customer contracts to be 4.2 years, trade name to be 0.1 years and the non-compete and employment agreements to be 2.3 years.

The $29,773 of remaining excess purchase price was assigned to goodwill and was allocated to the GS reporting unit. The significance of the goodwill balance was principally due to the value related to the acquired workforce, which is generally significantly higher with a Federal Government contractor, because, among other factors, the majority of the workforce possesses valuable high-level security clearances, which are necessary to conduct business with most customers in this sector.

As a result of this transaction being treated as an asset purchase under Internal Revenue Code Section 338(h)(10), the goodwill is deductible for tax purposes.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the RDI acquisition, which was effective November 30, 2008, as if it had occurred as of the beginning of each of the years 2008 and 2007. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

	YEARS ENDED DECEMBER 31,
	2008	2007
Revenues	$1,028,136	$996,519
Net (loss) income	$(82,306)	$41,049
(Loss) earnings per share – basic	$(2.09)	$0.99
(Loss) earnings per share – diluted	$(2.09)	$0.97
Weighted average shares outstanding – basic	39,471	41,308
Weighted average shares outstanding – diluted	39,471	42,294

8. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following:

	DECEMBER 31,
	2009	2008
Accounts payable	$14,891	$16,806
Accrued liabilities	10,546	11,278

	$25,437	$28,084

Kforce utilizes major procurement card providers to pay certain of its corporate trade payables. The balance owed to this provider for these transactions as of December 31, 2009 and 2008 was $857 and $598, respectively, and has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The cash flows associated with these transactions have been presented as a financing activity in the accompanying consolidated statement of cash flows.

During December 2008, Kforce committed to pledge $500 to Fezziwig WWJD Foundation, Inc. (the “Foundation”), a public charity, which amount was classified in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The Foundation was formed in 2004 with the purpose of providing assistance to other qualified charitable organizations or qualified individuals for educational assistance or who are in immediate financial need. Various employees of Kforce serve on the Board of Directors of the Foundation including David L. Dunkel, Kforce’s Chairman and Chief Executive Officer. The $500 pledge was paid in full during 2009 and no such commitments existed as of December 31, 2009.

9. Accrued Payroll Costs

Accrued payroll costs consisted of the following:

	DECEMBER 31,
	2009	2008
Payroll and benefits	$38,115	$41,150
Payroll taxes	7,123	4,753
Accrued health insurance payable	3,410	3,035
Workers’ compensation	2,042	2,372

	$50,690	$51,310

10. Credit Facility

On October 2, 2006, Kforce entered into a Second Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Kforce’s maximum borrowings under the Credit Facility are $140,000, which includes a revolving loan tranche of up to $125,000 (the “Revolving Loan Amount”) and a $15,000 sub-limit for letters of credit. In April 2007, an additional revolving loan tranche (the “Additional Availability Amount”) that allowed additional borrowing up to $25,000 was retired by Kforce.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or the prime rate. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per year of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 in the event that it is unable to maintain minimum availability under the Credit Facility of $15,000. As of December 31, 2009, Kforce had availability under the Credit Facility of $65,158; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. Kforce believes the likelihood of default is remote. The Credit Facility expires during November 2011.

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

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	DECEMBER 31,
	2009	2008
Deferred compensation plan (Note 12)	$15,759	$11,497
Supplemental executive retirement plan (Note 12)	8,316	3,489
Accrued rent	2,670	2,818
Accrued alternative long-term incentive (Note 12)	1,121	—
Supplemental executive retirement health plan (Note 12)	411	638
Other	826	770

	$29,103	$19,212

Kforce accounts for lease arrangements that contain scheduled rent escalations by recognizing rent expense on a straight-line basis over the lease term. The difference between the straight-line rent expense and the cash payment made is recorded as a rental obligation, which amounted to $2,471 and $2,449 as of December 31, 2009 and 2008, respectively, and is classified within accrued rent in the table above.

12. Employee Benefit Plans

Alternative Long-Term Incentive

During February 2006, Kforce granted to certain named executive officers an alternative long-term incentive (the “ALTI”). The terms of the ALTI grant stated that the ALTI vested fully on January 2, 2008, and the total ALTI increased or decreased in value equal to the increase or decrease in the price of Kforce’s common stock over the period from January 1, 2006 to January 2, 2008. Kforce recorded compensation expense in the amount of $641 for the year ended December 31, 2007. Kforce paid to the named executive officers the obligation of $1,508 on January 2, 2008.

On January 2, 2009, Kforce granted to certain executive officers an ALTI, which will be measured over three tranches having periods of 12, 24, and 36 months. The terms specify that ultimate annual payouts may be based on the performance of Kforce’s common stock each year relative to its peer group, as defined by the Compensation Committee, or based upon the achievement of other market conditions contained in the terms of the award. As a result, the value of the ALTI may increase or decrease based on the performance of Kforce’s common stock each year relative to its peer group.

During the quarter ended September 30, 2009, Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result of this condition being met, the ultimate annual payout for each tranche became 150% of the target. The fair value of each tranche is being recognized over the requisite service period. The vesting dates for the second and third tranche are December 29, 2010 and 2011, respectively. Kforce recognized total compensation expense related to the ALTI of $2,467 for the year ended December 31, 2009. As of December 31, 2009, $1,346 is classified in other current liabilities, which was paid in January 2010, and $1,121 is classified in other long-term liabilities in the accompanying consolidated balance sheets.

401(k) Savings Plans

Kforce has a qualified defined contribution 401(k) Retirement Savings Plan (the “Kforce 401(k) Plan”) covering substantially all Kforce Inc. employees. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of the Kforce 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries. On October 2, 2006, Kforce created the Kforce Government Practice Plan, a qualified defined contribution 401(k) retirement savings plan (the “Government 401(k) Plan”), which covers all eligible employees of the GS segment. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors. Assets of the Government 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries. RDI had a qualified defined contribution 401(k) Retirement Savings Plan covering substantially all RDI employees, which was terminated on December 1, 2008. Legacy RDI employees are eligible to enroll in the Government 401(k) Plan.

Kforce accrued matching contributions of $1,829, $1,802 and $1,179 for the above plans’ years ended December 31, 2009, 2008 and 2007, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held a combined 414 and 456 shares of Kforce’s common stock as of December 31, 2009 and 2008, respectively. These shares represented approximately 1% of Kforce’s outstanding shares as of each of the two years ended December 31, 2009. The RDI 401(k) plan did not hold any shares of Kforce’s common stock at the time of its termination.

Employee Stock Purchase Plan

Kforce’s 1999 Employee Stock Purchase Plan (the “1999 ESPP”) allowed all eligible employees to purchase Kforce’s common stock at a 5% discount from its market price at the end of a rolling three-month purchase period and without commissions on the purchases. Employees were eligible to participate in the 1999 ESPP as of the next 1999 ESPP enrollment date following their date of hire. Pursuant to the 1999 ESPP, Kforce issued 81, 96, and 86 shares of common stock at average purchase prices of $7.21, $8.82 and $12.80 per share during the years ended December 31, 2009, 2008, and 2007, respectively. These shares were transferred to the 1999 ESPP from Kforce’s treasury stock. The 1999 ESPP, which contained a 10-year termination provision, expired during 2009 and is expected to be replaced by the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), which was approved by the Board of Directors in October 2009 and is subject to shareholder approval.

Deferred Compensation Plan

Kforce has a Non-Qualified Deferred Compensation Plan (the “Kforce NQDC Plan”) and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (the “KGS NQDC Plan”), pursuant to which eligible management and highly compensated key employees, as defined by U.S. Internal Revenue Service regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At December 31, 2009 and 2008, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $1,049 and $683, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $15,759 and $11,497 as of December 31, 2009 and 2008, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. The cash surrender values of these company-owned life insurance policies, $20,478 and $14,953 at December 31, 2009 and 2008, respectively, are classified in other assets (Note 5). Compensation expense of $1,145, $1,274 and $857 was recognized for the plan for the years ended December 31, 2009, 2008, and 2007, respectively.

Foreign Pension Plan

Kforce has a foreign defined benefit pension plan. Aggregate projected annual benefit payments (undiscounted) are estimated to be $13,746, none of which are expected to be paid prior to 2011. This plan had an insignificant effect on the accompanying consolidated financial statements for the three years ended December 31, 2009.

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

Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Vesting under the plan is defined as 100% upon a participant’s attainment of age 55 and 10 years of service and 0% prior to a participant’s attainment of age 55 and 10 years of service. Full vesting also occurs if a participant with five years or more of service is involuntarily terminated by Kforce without cause or upon death, disability or a change in control. The SERP is funded entirely by Kforce, and benefits are taxable to the executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the executive officer earned the highest salary and bonus during the last 10 years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006. For purposes of the measurement of the benefit obligation as of December 31, 2009, Kforce has assumed that all participants will elect to take the lump sum present value option.

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2009	2008
Discount rate	4.75%	6.00%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	4.00%	4.00%

The following represents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2009	2008
Discount rate	6.00%	6.13%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	4.00%	3.00%

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is also compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable. This index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate.

Due to the SERP being unfunded as of December 31, 2009 and 2008, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and the current market conditions. The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases for each named executive officer and future target compensation levels for each named executive taking into account the named executive officers’ assumed retirement date.

The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, Kforce monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.

Net Periodic Benefit Cost

The following represents the components of net periodic benefit cost for the years ended:

	DECEMBER 31,
	2009	2008
Service cost	$2,295	$2,316
Interest cost	257	140
Amortization of actuarial loss	—	13
Curtailment gain	(279)	—

Net periodic benefit cost	$2,273	$2,469

Changes in Benefit Obligation

The following represents the changes in the benefit obligation for the years ended:

	DECEMBER 31,
	2009	2008
Projected benefit obligation, beginning	$3,489	$1,718
Service cost	2,295	2,316
Interest cost	257	140
Actuarial experience and changes in actuarial assumptions	2,275	(685)

Projected benefit obligation, ending	$8,316	$3,489

None of the above benefit obligation was funded as of December 31, 2009. The projected benefit obligation above is classified in other long-term liabilities in the accompanying consolidated balance sheets. The present value of the accumulated benefit obligation as of December 31, 2009 and 2008 is $7,027 and $2,821, respectively.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2009. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2010.

Estimated Future Benefit Payments

Benefit payments by the SERP, which reflect the anticipated future service of the named executive officers, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2010	—
2011	—
2012	—
2013	10,604
2014	—
2015-2019	12,990
Thereafter	18,433

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

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the present value of the postretirement benefit obligation at:

	DECEMBER 31,
	2009	2008
Discount rate	5.50%	5.50%
Expected long-term rate of return on plan assets	—	—

The following represents the actuarial assumptions used to determine the net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2009	2008
Discount rate	5.50%	6.00%
Expected long-term rate of return on plan assets	—	—

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable.

Due to the SERHP being unfunded as of December 31, 2009 and 2008, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The following represents the assumed health care cost trend rates used to determine the postretirement benefit obligations for the years ended:

	DECEMBER 31,
	2009	2008
Health care cost trend rate assumed for next year	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates can have a significant effect on the amounts reported for the SERHP. A one percent change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect of total of service and interest cost	$44	$(35)
Effect on postretirement benefit obligation	$91	$(72)

Net Periodic Postretirement Benefit Cost

The following represents the components of net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2009	2008
Service cost	$149	$382
Interest cost	35	20
Expected return on plan assets	—	—
Gain from change in attribution period	(417)	—
Curtailment gain	(180)	—

Net periodic benefit (gain) cost	$(413)	$402

Changes in Postretirement Benefit Obligation

The following represents the changes in the postretirement benefit obligation for the years ended:

	DECEMBER 31,
	2009	2008
Accumulated postretirement benefit obligation, beginning	$638	$416
Service cost	149	382
Interest cost	35	20
Gain from change in attribution period	(418)	—
Actuarial experience and changes in actuarial assumptions	7	(180)

Accumulated postretirement benefit obligation, ending	$411	$638

None of the above benefit obligation was funded as of December 31, 2009. The accumulated postretirement benefit obligation above has been classified in other long term liabilities in the accompanying consolidated balance sheets.

Estimated Future Benefit Payments

Benefit payments by the SERHP, which reflect anticipated future service of the named executive officers, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2010	$—
2011	—
2012	—
2013	11
2014	13
2015-2019	95
Thereafter	2,284

Pre-tax amounts recognized in accumulated other comprehensive income as of December 31, 2009 that have not yet been recognized as components of net periodic benefit cost for all of Kforce’s defined benefit pension and postretirement plans, including an insignificant foreign defined benefit plan, consist entirely of actuarial gains and losses arising from the actuarial experience of the plans and changes in actuarial assumptions, as follows:

	Pensions	Postretirement
Net pre-tax actuarial loss	$(2,048)	$(7)

The estimated portion of the net actuarial loss above that is expected to be recognized as a component of net periodic benefit cost in the year ending December 31, 2010 is shown below:

	Pensions	Postretirement
Recognized net actuarial loss	$(99)	$(2)

The loss recognized in 2009 includes the recognition of a curtailment gain that resulted from the termination of one of the named executive officers participating in the SERP and SERHP. The curtailment gains recognized for the SERP and SERHP are $279 and $180, respectively.

13. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy and a framework which requires categorizing assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs include unobservable inputs that are supported by little, infrequent, or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability. The Company uses the following valuation techniques to measure fair value.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

Kforce’s measurements at fair value on a non-recurring basis during the year ended December 31, 2009 consisted of the following:

		Fair Value Measurements at December 31, 2009 Using:
	December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss

Asset:
Trade name (1)	$0	$0	$0	$0	$(870)

Total	$0	$0	$0	$0	$(870)

(1) See “Goodwill and Other Intangible Assets” within Note 6 to the consolidated financial statements for additional discussion.

14. Stock Incentive Plans

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

Vesting of equity instruments issued under the 2006 Stock Incentive Plan is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options.

The Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under the each of the stock incentive plans discussed above for the three years ended December 31, 2009:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2006	4,161	143	60	4,364	$10.56
Granted	—	—	53	53	$13.77	$9.53
Exercised	(534)	(2)	—	(536)	$7.68		$4,068
Forfeited/Cancelled	(25)	(30)	—	(55)	$14.08

Outstanding as of December 31, 2007	3,602	111	113	3,826	$10.96
Granted	—	—	35	35	$9.13	$6.47
Exercised	(371)	—	—	(371)	$6.98		$1,521
Forfeited/Cancelled	(298)	(50)	(40)	(388)	$20.25

Outstanding as of December 31, 2008	2,933	61	108	3,102	$10.26
Granted	—	—	—	—	$—	—
Exercised	(615)	—	—	(615)	$9.68		$1,332
Forfeited/Cancelled	(157)	(30)	—	(187)	$10.27

Outstanding as of December 31, 2009	2,161	31	108	2,300	$10.41

Unvested awards as of December 31, 2009	—	—	—	—

Exercisable at December 31, 2009	2,161	31	108	2,300	$10.41

Kforce uses the Black-Scholes option pricing model to derive the fair value of stock options granted. The following assumptions were used in the valuation of options granted during the years ended December 31:

	2008	2007
Expected term (a)	6.7 yrs	6.3 yrs
Expected volatility (b)	75.4%	73.0%
Expected dividends (c)	0%	0%
Risk-free rate (d)	3.7%	4.5%

(a)	Weighted-average exercise terms are based upon historical exercise behavior for Kforce stock options and may vary based upon the applicable employee group exercise patterns.
(b)	Volatility is based upon the historical volatility of Kforce’s common stock during a term commensurate with the expected term of the option.
(c)	The dividend yield is based upon Kforce historically not paying dividends on its common stock.
(d)	The risk-free rate is based upon treasury yields with similar terms.

The following table summarizes information about employee and director stock options under all of the plans mentioned above as of December 31, 2009:

	OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$0.00 - $4.21	135	1.73	$3.62	$1,199
$4.22 - $6.51	352	1.96	$5.26	2,546
$6.52 - $10.95	1,323	4.21	$10.70	2,523
$10.96 - $15.25	490	0.59	$15.20	—

	2,300	2.95	$10.41	$6,268

During the years ended December 31, 2009, 2008 and 2007, Kforce recognized compensation expense of $127, $455 and $325, respectively. As of December 31, 2009, all outstanding options were fully vested and compensation cost had been fully recognized.

Stock Appreciation Rights

Although no requirement exists, SARs are generally granted on the first trading day of each year to Kforce’s named executive officers based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs granted during the years ended December 31, 2008 and 2007 cliff vest 100% three years from the date of issuance. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days or if the Compensation Committee determines that the criteria for acceleration are satisfied. The SARs granted during the year ended December 31, 2008 also contained a performance-based acceleration feature that related to the disposition of a portion of the business at a sufficient gain, which was subject to Compensation Committee approval. As was previously discussed, on June 30, 2008 the Compensation Committee approved the acceleration of the vesting of the SARs that were granted in 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses and, as a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards.

The following table presents the activity for the three years ended December 31, 2009:

	Number of SARs	Weighted Average Exercise Price Per SAR	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2006	—	—
Granted	469	$12.66	$7.53

Outstanding as of December 31, 2007	469	$12.66
Granted	361	$8.94	$5.30

Outstanding as of December 31, 2008	830	$11.04
Forfeited/Cancelled	(28)	$10.32

Outstanding as of December 31, 2009	802	$11.07

Unvested awards as of December 31, 2009	—

Exercisable at December 31, 2009	802	$11.07

The valuation of the SARs was based upon a Black-Scholes valuation model. The following assumptions were used in the valuation of SARs granted during the years ended December 31:

	2008	2007
Expected term (a)	5.61 yrs	4.96 yrs
Expected volatility (b)	62.7%	67.0%
Expected dividends (c)	0%	0%
Risk-free rate (d)	3.5%	4.5%

(a)	The expected term for SARs is composed of a derived service period, which is determined using a lattice model; and a weighted average holding period, which is based on upon historical behavior and may vary from assumptions used for stock options based upon the applicable employee group patterns.
(b)	Volatility is based upon the historical volatility of Kforce’s common stock during a term commensurate with the expected term of the option.
(c)	The dividend yield is based upon Kforce not historically paying dividends on its common stock.
(d)	The risk-free rate is based upon treasury yields with similar terms.

Compensation expense attributable to SARs is recognized on a straight-line basis over the derived service period. No compensation expense was recognized during the year ended December 31, 2009 due to the grant date fair value being fully amortized as of December 31, 2008. During the years ended December 31, 2008 and 2007, Kforce recorded compensation expense of $3,384 and $1,985, respectively, which includes the compensation expense resulting from the June 30, 2008 acceleration.

Performance Accelerated Restricted Stock

Although no requirement exists, PARS are generally granted during the first quarter of each year to Kforce’s named executive officers and certain members of Kforce’s executive committee (which is not a committee of the Board of Directors). The grants to Kforce’s named executive officers are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the years ended December 31, 2009, 2008 and 2007 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 50% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied.

Vesting was accelerated for the PARS granted during the year ended December 31, 2009 as Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day during the quarter ended September 30, 2009. As a result, all unrecognized compensation expense associated with these awards was accelerated. Kforce recognized total compensation expense related to these PARS of $4,506 during the year ended December 31, 2009.

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

The following table presents the activity for the three years ended December 31, 2009:

	Number of PARS	Weighted Average Grant Date Fair Value	Total Intrinsic Value of PARS Vested

Outstanding as of December 31, 2006	—	—
Granted	309	$13.33
Forfeited	(10)	$13.92

Outstanding as of December 31, 2007	299	$13.31
Granted	575	$8.94
Vested	(575)	$8.94	$5,144
Forfeited	(2)	$13.92

Outstanding as of December 31, 2008	297	$13.30
Granted	591	$7.62
Vested	(591)	$7.62	$4,506
Forfeited	(20)	$13.21

Outstanding as of December 31, 2009	277	$13.31

The valuation of PARS is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date, which is amortized on a straight-line basis over a derived service period, which is determined using a lattice model.

During the years ended December 31, 2009, 2008 and 2007, Kforce recorded compensation expense of approximately $5,481, $6,055 and $959, respectively. As of December 31, 2009, there was $823 of unrecognized compensation expense related to PARS, which will be recognized over a weighted average remaining period of 0.85 years.

Restricted Stock

Although no requirement exists, RS is generally granted during the first quarter of each year to Kforce’s named executive officers and certain members of Kforce’s executive committee (which is not a committee of the Board of Directors). The grants to Kforce’s named executive officers are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the years ended December 31, 2009, 2008 and 2007 had vesting terms ranging from one year to six years.

The following table presents the activity for the three years ended December 31, 2009:

	Number of RS	Weighted Average Grant Date Fair Value	Total Intrinsic Value of RS Vested

Outstanding as of December 31, 2006	7	$5.21
Granted	80	$13.33
Forfeited	(7)	$5.21

Outstanding as of December 31, 2007	80	$13.33
Granted	517	$8.31
Forfeited	(19)	$9.55

Outstanding as of December 31, 2008	578	$8.96
Granted	35	$9.74
Vested	(209)	$8.46	$1,770
Forfeited	(59)	$9.93

Outstanding as of December 31, 2009	345	$9.17

The valuation of RS is determined by its intrinsic value (as if the underlying shares were vested and issued) on the grant date, which is amortized on a straight-line basis over the service period.

During the years ended December 31, 2009, 2008, and 2007, Kforce recorded compensation expense of approximately $763, $1,850 and $161, respectively. As of December 31, 2009, there was $2,170 of unrecognized compensation expense related to RS, which will be recognized over a weighted average remaining period of 3.61 years.

15. Commitments and Contingencies

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require Kforce to pay taxes, insurance and maintenance costs, in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
Capital Leases
Present value of payments	$1,461	$912	$673	$199	$—	$—	$3,245
Interest	298	224	73	37	—	—	632

Capital Lease Payments	$1,759	$1,136	$746	$236	$—	$—	$3,877

Operating Leases
Facilities	$8,476	$6,630	$5,253	$4,066	$3,500	$5,050	$32,975
Furniture and equipment	152	70	18	3	—	—	243

Total Operating Leases	$8,628	$6,700	$5,271	$4,069	$3,500	$5,050	$33,218

Total Leases	$10,387	$7,836	$6,017	$4,305	$3,500	$5,050	$37,095

The present value of the minimum lease payments for capital lease obligations has been classified in other current debt and long-term debt – other according to their respective maturities. Rental expense under operating leases was $9,951, $10,222 and $10,746 for the years ended December 31, 2009, 2008 and 2007, respectively.

Purchase Commitments

Kforce has entered into various commitments including, among others, a compensation software hosting and licensing arrangement, a resort to host our annual employee incentive trips in 2010 and 2011, and data center fees for certain of our information technology applications. As of December 31, 2009, these commitments amounted to approximately $7,981 and are expected to be paid as follows: $4,550 in 2010; $2,176 in 2011; $444 in 2012, $339 in 2013, $348 in 2014 and $124 in 2015.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2009, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2,993 and for facility lease deposits totaling $1,471.

Litigation

On September 30, 2009, Kforce Inc. was served with a complaint brought in California Superior Court by Plaintiff Toma Barseghian, on behalf of himself and a putative class of California Account Managers. The complaint alleges that Account Managers based in California have been misclassified under California law as exempt employees and seeks unspecified sums for unpaid overtime, failure to provide meal and rest periods, statutory penalties, as well as injunctive relief. At this stage of the litigation, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been reserved for in the accompanying Consolidated Financial Statements. Kforce believes it has meritorious defenses to the allegations, and intends to vigorously defend the litigation.

In the ordinary course of its business, Kforce is also from time to time threatened with litigation or named as a defendant in various lawsuits and administrative proceedings. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, cash flows or financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an employee is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2009 was approximately $49,237 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good cause following a change in control and $19,330 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good cause in the absence of a change of control.

As of December 31, 2008, Kforce accrued for a severance payment to a departing named executive officer in the amount of $624, which was included in accrued payroll costs in the accompanying consolidated balance sheets. The severance was paid in full during the year ended December 31, 2009.

Other

On December 18, 2009, Kforce Government Solutions (“KGS”), a wholly-owned subsidiary of Kforce Inc., received notice from the Department of Interior (“DOI”) that it had been suspended from participating in new or renewed business with U.S. Federal Government agencies as a result of the proposed debarment of KGS. On December 30, 2009, KGS entered into an Administrative Agreement (the “Agreement”) with the DOI terminating its suspension and proposed debarment. The Agreement has a term of three years and requires KGS to take certain corrective actions. If a material breach of the Agreement were to occur, then debarment proceedings could be initiated.

Kforce is not aware of any material breaches of the Agreement or any other actions by Kforce that could result in a future suspension or debarment, which could have a material adverse effect on its results of operations, cash flows or financial condition.

Kforce is required to indemnify its directors and certain officers of Kforce for certain events or occurrences that happen by reason of the fact that the director or officer is, was or has agreed to serve as a director or officer of Kforce. The maximum potential amount of future payments Kforce could be required to make is unlimited. However, Kforce insures against potential directors’ and officers’ liability risk in amounts that are believed to be adequate to cover its potential exposure. No claims have ever been filed under the relevant indemnification provisions.

16. Reportable Segments

Kforce’s reportable segments are as follows: (i) Tech, (ii) FA, (iii) HLS, and (iv) GS. This determination was supported by, among others: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of the segment’s operations and information presented to the Board of Directors. During this assessment, it was determined that Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Historically, and through our year ended December 31, 2009, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States.

The following table provides information concerning the continuing operations of our segments for the three years ended December 31, 2009:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
2009
Net service revenues
Flexible billings	$457,544	$146,186	$163,481	$114,523	$881,734
Search fees	10,280	16,670	1,452	—	28,402

Total revenue	$467,824	$162,856	$164,933	$114,523	$910,136
Gross profit	$133,906	$61,836	$49,256	$40,981	$285,979
2008
Net service revenues
Flexible billings	$493,282	$174,039	$187,486	$76,225	$931,032
Search fees	26,585	37,220	2,180	—	65,985

Total revenue	$519,867	$211,259	$189,666	$76,225	$997,017
Gross profit	$161,087	$95,458	$59,669	$28,437	$344,651
2007
Net service revenues
Flexible billings	$488,968	$189,824	$156,478	$61,764	$897,034
Search fees	29,820	43,301	2,626	—	75,747

Total revenue	$518,788	$233,125	$159,104	$61,764	$972,781
Gross profit	$169,450	$106,577	$52,001	$23,995	$352,023

17. Quarterly Financial Data (Unaudited)

The quarterly financial data presented below has been adjusted, where applicable, to reflect the discontinued operations of Kforce’s Scientific and Nursing businesses, which is more fully described in Note 2.

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2009
Net service revenues	$231,309	$225,952	$228,273	$224,602
Gross profit	72,221	71,621	72,316	69,821
Net income	3,161	3,907	2,272	3,533
Earnings per share-basic	$0.08	$0.10	$0.06	$0.09
Earnings per share-diluted	$0.08	$0.10	$0.06	$0.09
2008
Net service revenues	$250,012	$255,133	$250,918	$240,954
Gross profit	86,015	91,364	86,567	80,705
Income (loss) from discontinued operations, net of income taxes	558	3,585	910	(40)
Net income (loss)	7,178	8,700	7,892	(107,878)
Earnings (loss) per share-basic	$0.18	$0.22	$0.20	$(2.81)
Earnings (loss) per share-diluted	$0.18	$0.22	$0.20	$(2.81)

During the three months ended December 31, 2008, Kforce recorded an impairment charge of $128,429. In addition, Kforce determined that the carrying value of certain of its trade names and trademarks acquired in the January 2006 acquisition of PCCI was no longer recoverable. As a result, an impairment charge of $980 was recognized in 2008. These items are included in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss).

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the year ended December 31:

	2009	2008	2007
Cash paid during the period for:
Income taxes paid, net	$10,310	$19,927	$15,725
Interest, net	$830	$1,905	$5,137
Non-Cash Transaction Information:
Tax benefit from disqualifying dispositions of stock options and restricted stock	$162	$416	$1,530
Shares tendered in payment of exercise price of stock options	$2,172	$578	—
Common Stock transactions:
Employee stock purchase plan	$586	$849	$1,098
Equipment acquired under capital leases	$1,088	$1,863	$3,397
Settlement of acquisition escrow – adjustment to goodwill	—	—	$9,648
Proceeds from discontinued operations held in escrow	—	$1,150	—
Cash used in connection with acquisitions, net:
Acquisition costs	$109	$38,982	$31
Escrow refund	—	—	(352)
Cash received in acquisition	—	(578)	—
Transaction costs – Hall Kinion tax adjustments	—	—	(18)

	$109	$38,404	$(339)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Management Report on Internal Control Over Financial Reporting

The management of Kforce is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Kforce’s internal control system was designed to provide reasonable assurance to Kforce’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2009.

Item 11.	Executive Compensation.

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2009.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2009.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2009.

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

2. Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibits Index are incorporated by reference into this Item 15(b) and are a part of this report.

KFORCE INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts and Reserves	69

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2007	$2,715	1,214	102	(1,029)	$3,002
	2008	$3,002	5,121	(166)	(1,587)	$6,370
	2009	$6,370	42	(160)	352	$6,604

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income.
(b)	Deductions include write-offs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts, fallouts and other accounts receivables reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: March 5, 2010	By:	/s/ DAVID L. DUNKEL
David L. Dunkel Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 5, 2010	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2010	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 5, 2010	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 5, 2010	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: March 5, 2010	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: March 5, 2010	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: March 5, 2010	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: March 5, 2010	By:	/s/ PATRICK D. MONEYMAKER
Patrick D. Moneymaker
Director

Date: March 5, 2010	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: March 5, 2010	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: March 5, 2010	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: March 5, 2010	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman, Vice President and Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on February 7, 2007.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Form of Indenture, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

9.1	Form of Parent Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

9.2	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant, incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

10.1	Second Amended and Restated Credit Agreement, dated as of October 2, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 3, 2006.

10.2	Consent and First Amendment to Second Amended and Restated Credit Agreement, dated as of July 2, 2007, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.3	Consent and Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2008, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.4	Assignment and Acceptance Agreement, dated September 16, 2009, made between The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 4, 2009.

10.5	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.6	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.7	Employment Agreement, dated as of December 31, 2006, between the Registrant and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

Exhibit Number	Description

10.8	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.9	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.10	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.11	Employment Agreement, dated as of December 31, 2006, between the Registrant and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.12	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.13	Employment Agreement, dated as of December 31, 2006, between the Registrant and Steven McMahan, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.14	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Stephen J. McMahan, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.15	Separation and Release Agreement, dated as of January 9, 2009, between Kforce Inc. and Stephen J. McMahan, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 27, 2009.

10.16	Employment Agreement, dated as of July 1, 2003, between the Registrant and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.17	Amendment to Employment Agreement, dated as of December 30, 2008, between Kforce Inc. and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.18	Employment Agreement, dated as of October 2, 2009, between Kforce Inc. and Randy Marmon, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 8, 2009.

10.19	Administrative Agreement, dated as of December 29, 2009, between and among Kforce Government Solutions, Inc., on behalf of itself, Kforce Global Solutions, Inc., and Bradson Corporation and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 30, 2009.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.