Form 10-Q
period 2010-03-31
KFORCE  INC
filed 2010-05-05
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 3, 2010, was 39,502,727.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2010

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2010	March 31, 2009
Flexible billings	$218,763	$223,487
Search fees	7,893	7,822

Net service revenues	226,656	231,309
Direct costs of services	158,511	159,088

Gross profit	68,145	72,221
Selling, general and administrative expenses	60,940	63,410
Depreciation and amortization	2,976	3,040

Income from operations	4,229	5,771
Other expense, net	374	349

Income before income taxes	3,855	5,422
Income tax expense	1,147	2,261

Net income	2,708	3,161
Other comprehensive income (loss):
Defined benefit pension and postretirement plans, net of tax	25	(271)

Comprehensive income	$2,733	$2,890

Earnings per share – basic	$0.07	$0.08
Earnings per share – diluted	$0.07	$0.08

Weighted average shares outstanding – basic	39,257	38,143
Weighted average shares outstanding – diluted	40,387	38,542

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$1,143	$2,812
Trade receivables, net of allowances of $6,808 and $6,604, respectively	141,866	123,144
Income tax refund receivable	1,124	246
Deferred tax asset, net	6,105	6,011
Prepaid expenses and other current assets	6,902	4,924

Total current assets	157,140	137,137
Fixed assets, net	10,802	11,407
Other assets, net	34,749	32,914
Deferred tax asset, net	10,299	10,380
Intangible assets, net	9,426	10,075
Goodwill	137,912	137,912

Total assets	$360,328	$339,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$26,971	$25,437
Accrued payroll costs	47,722	50,690
Other current liabilities	2,139	2,807
Income taxes payable	—	279

Total current liabilities	76,832	79,213
Long-term debt – credit facility	19,199	3,000
Long-term debt – other	1,675	1,784
Other long-term liabilities	30,044	29,103

Total liabilities	127,750	113,100

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 63,828 and 63,281 issued, respectively	638	633
Additional paid-in capital	344,601	338,890
Accumulated other comprehensive income	(1,188)	(1,213)
Retained earnings	44,053	41,345
Treasury stock, at cost; 24,346 and 24,176 shares, respectively	(155,526)	(152,930)

Total stockholders’ equity	232,578	226,725

Total liabilities and stockholders’ equity	$360,328	$339,825

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2010
Common stock – shares:
Shares at beginning of period	63,281
Issuance of restricted stock	130
Exercise of stock options	417

Shares at end of period	63,828

Common stock – par value:
Balance at beginning of period	$633
Issuance of restricted stock	1
Exercise of stock options	4

Balance at end of period	$638

Additional paid-in capital:
Balance at beginning of period	$338,890
Issuance of restricted stock	(1)
Exercise of stock options	2,864
Income tax benefit from restricted stock and stock option exercises	1,453
Stock-based compensation expense	1,395

Balance at end of period	$344,601

Accumulated other comprehensive income:
Balance at beginning of period	$(1,213)
Pension and postretirement plans, net of tax	25

Balance at end of period	$(1,188)

Retained earnings:
Balance at beginning of period	$41,345
Net income	2,708

Balance at end of period	$44,053

Treasury stock – shares:
Shares at beginning of period	24,176
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	86
Shares tendered in payment of the exercise price of stock options	84

Shares at end of period	24,346

Treasury stock – cost :
Balance at beginning of period	$(152,930)
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(1,280)
Shares tendered in payment of the exercise price of stock options	(1,316)

Balance at end of period	$(155,526)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$2,708	$3,161
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Deferred income tax provision, net	(14)	262
Depreciation and amortization	2,976	3,040
Stock-based compensation	1,395	902
Recovery of bad debts on accounts receivable and fallouts	(21)	(523)
Pension and postretirement benefit plans expense	1,008	241
Alternative long-term incentive award	280	359
Deferred compensation liability increase (decrease), net	603	(649)
Tax benefit (deficiency) attributable to stock-based compensation	1,453	(17)
Excess tax benefit attributable to stock-based compensation	(1,010)	—
(Gain) Loss on cash surrender value of company-owned life insurance policies	(218)	945
Other	41	(21)
(Increase) decrease in operating assets:
Trade receivables, net	(18,700)	1,865
Income tax refund receivable	(879)	194
Prepaid expenses and other current assets	(1,977)	(1,873)
Other assets, net	46	47
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	1,031	(3,483)
Accrued payroll costs	(2,968)	(5,923)
Income taxes payable	(279)	(1,731)
Other long-term liabilities	(1,431)	(76)

Cash used in operating activities	(15,956)	(3,280)

Cash flows from investing activities:
Acquisitions, net of cash received	—	91
Capital expenditures	(1,669)	(708)
Premiums paid for company-owned life insurance	(1,640)	(1,612)
Proceeds from escrow account	—	581
Cash proceeds from asset sales	—	4
Other	74	—

Cash used in investing activities	(3,235)	(1,644)

Cash flows from financing activities:
Proceeds from bank line of credit	122,935	113,830
Payments on bank line of credit	(106,735)	(107,852)
Short-term vendor financing	502	(138)
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	1,552	198
Excess tax benefit from stock-based compensation	1,010	—
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(1,280)	(317)
Payment of capital expenditure financing	(462)	(557)

Cash provided by financing activities	17,522	5,164

(Decrease) Increase in cash and cash equivalents	(1,669)	240

Cash and cash equivalents at beginning of period	2,812	660

Cash and cash equivalents at end of period	$1,143	$900

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$730	$3,659
Interest, net	$136	$259
Non-Cash Transaction Information:
Employee stock purchase plan	$—	$196
Equipment acquired under capital leases	$189	$196
Shares tendered in payment of the exercise price of stock options	$1,316	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on a temporary basis and also provides search services on both a contingency and retained basis. Kforce operates through its corporate headquarters in Tampa, Florida and its 64 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc., provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for the three months ended March 31, 2010 and are included in our Tech segment.

Kforce serves Fortune 1000 companies, the Federal government, state and local governments, local and regional companies, and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2010, our results of operations and cash flows for the three months ended March 31, 2010. The data in the condensed consolidated balance sheet as of December 31, 2009 was derived from our audited consolidated balance sheet as of December 31, 2009, as presented in our 2009 Annual Report on Form 10-K.

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

In addition to its wholly-owned subsidiaries, the condensed consolidated financial statements of Kforce also include its 49% interest in a joint venture, which was acquired in the 2008 acquisition of RDI Systems, Inc., d/b/a dNovus RDI (“RDI” or “dNovus”). This joint venture is recorded as an investment in an unconsolidated entity and is accounted for under the equity method of accounting. Kforce’s equity in the earnings of its equity method investment is recorded as income with a corresponding increase in the investment with distributions received reducing the investment. This investment had an insignificant effect on the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

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

Accounts Receivable Reserves

Kforce establishes its reserves for expected credit losses, fallouts, early payment discounts and revenue adjustments based on past experience and estimates of potential future activity. Specific to our allowance for doubtful accounts, which comprises approximately 90% of our accounts receivable reserves, Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off by Kforce after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 4.6% and 5.1% as of March 31, 2010 and December 31, 2009, respectively.

Revenue Recognition

We earn revenue from two primary sources: Flexible billings and Search fees. Flexible billings are recognized as the services are provided by Kforce’s temporary employees, who are Kforce’s legal employees while they are working on assignments. Kforce pays all related costs of such employment; including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Search fees are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenue net of an estimated reserve for “fallouts,” which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less.

Net service revenues represent services rendered to customers less credits, discounts, rebates and allowances. Revenue includes reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years. GS provides these services under time and materials (which account for the majority of this segment’s contracts), fixed-price, and cost-plus contracts. Our GS segment does not generate any Search fees. Except as provided below, Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

•

Revenue for time and materials contracts, which accounted for approximately 68% of this segment’s revenue for the three months ended March 31, 2010, is recorded based on contractually-established billing rates at the time services are provided.

•

Revenue on fixed-price contracts is recognized on the basis of the estimated percentage-of-completion. Currently, approximately 27% of this segment’s revenues is recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

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

Income Taxes

Kforce accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options, exercises of non-qualified options, and vesting of restricted stock are reflected as increases in additional paid-in capital.

Kforce evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions. Kforce uses a two-step approach to recognize and measure uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, tax positions are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Kforce recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying unaudited condensed consolidated financial statements.

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value due to the variable nature of the interest rates under Kforce's credit facility resulting from the Second Amended and Restated Credit Agreement that it entered into on October 2, 2006 with a syndicate led by Bank of America, N.A. (the “Credit Facility"). Kforce, using available market information and appropriate valuation methodologies, has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

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

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If a long-lived asset is considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment charges recorded during the three months ended March 31, 2010 or 2009.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered factors, including continued economic developments and the overall macro-economic environment, and determined that there were no triggering events necessitating an interim review of the carrying value of our goodwill. There were no impairment charges recorded during the three months ended March 31, 2010 and 2009.

Other Intangible Assets

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete agreements, contractual relationships, customer contracts, trademarks and trade names. The impairment evaluation for indefinite-lived intangible assets, which consist of trademarks and trade names, is conducted as of December 31 of each fiscal year or more frequently if events or changes in circumstances indicate that an asset may be impaired.

For definite-lived intangible assets, Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the periods of expected benefit, which range from one to 15 years.

There were no impairment charges recorded during the three months ended March 31, 2010 or 2009.

Capitalized Software

Kforce purchases, occasionally develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $1,150 and $268 during the three months ended March 31, 2010 and 2009, respectively. Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

Commissions

Our associates make placements and earn commissions as a percentage of actual revenue or gross profit pursuant to a calendar-year-basis commission plan. The amount of commissions paid as a percentage of revenue or gross profit increases as volume increases. Kforce accrues commissions for actual revenue or gross profit at a percentage equal to the percent of total expected commissions payable to total revenue or gross profit for the year, as applicable.

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

Workers’ Compensation

Kforce retains the economic burden for the first $250 per occurrence in workers’ compensation claims except: (i) in states that require participation in state-operated insurance funds and (ii) for its GS segment, which is fully insured for workers’ compensation claims. Workers’ compensation includes ongoing healthcare and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes insurance premiums paid, claims administration fees charged by Kforce’s workers’ compensation administrator, premiums paid to state-operated insurance funds and an estimate for Kforce’s liability for Incurred but Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

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

Earnings per Share

Basic earnings per share is computed as earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the earnings attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share from continuing and discontinued operations for the three months ended March 31:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$2,708	$3,161

Denominator:
Weighted average shares outstanding – basic	39,257	38,143
Common stock equivalents	1,130	399

Weighted average shares outstanding – diluted	40,387	38,542

Earnings per share – basic:	$0.07	$0.08
Earnings per share – diluted	$0.07	$0.08

For the three months ended March 31, 2010 and 2009, total weighted average awards to purchase or receive 200 and 4,046, respectively, shares of common stock were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

Treasury Stock

Kforce’s Board of Directors (“Board”) may authorize share repurchases of Kforce’s common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes, including issuances under various employee share-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying unaudited condensed consolidated financial statements.

Comprehensive Income

Accumulated other comprehensive income represents the net after-tax impact of unrecognized actuarial gains and losses related to (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our international Philippine operations. Because each of these plans is unfunded as of March 31, 2010, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or at an interim date if any re-measurement is necessary. This information is provided in our unaudited condensed consolidated statements of operations and comprehensive income.

Subsequent Events

Kforce considers events that occur after the balance sheet date but before the financial statements are issued to determine appropriate accounting and disclosure for those events. We evaluated all events or transactions that occurred subsequent to December 31, 2009 and through the time of filing this Quarterly Report on Form 10-Q.

Effective April 2, 2010, Kforce entered into an amendment associated with the lease of its corporate headquarters in Tampa, Florida, which extended the lease term from September 14, 2016 to September 30, 2021 and reduced the base rent payments over the term of the lease by approximately 7%.

Also, effective April 6, 2010, Kforce entered into a purchase and sale agreement to acquire its corporate headquarters for a purchase price of $28,500. On April 7, 2010, Kforce deposited $1,140 with the escrow agent, which as of April 28, 2010 became nonrefundable. The transaction is expected to close during May 2010 and is expected to be funded under the Credit Facility. Upon the closing of this transaction, all lease agreements and amendments thereto, including the amendment discussed above, related to our corporate headquarters will be immediately terminated.

We are not aware of any additional significant events that occurred subsequent to March 31, 2010 but prior to the filing of this report that would have a material impact on our unaudited condensed consolidated financial statements.

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

Note B – Commitments and Contingencies

Litigation

On September 30, 2009, Kforce Inc. was served with a complaint brought in California Superior Court by Plaintiff Toma Barseghian, on behalf of himself and a putative class of California Account Managers. The complaint alleges that Account Managers based in California have been misclassified under California law as exempt employees and seeks unspecified sums for unpaid overtime, failure to provide meal and rest periods, statutory penalties, as well as injunctive relief. At this stage of the litigation, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been reserved for in the accompanying unaudited condensed consolidated financial statements. Kforce believes it has meritorious defenses to the allegations, and intends to vigorously defend the litigation.

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

Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, its cash flows or its financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an employee is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2010 was approximately $55,721 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good cause following a change in control, and $18,905 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good cause in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note C – Employee Benefit Plans

Foreign Pension Plan

Kforce has a foreign defined benefit pension plan. Aggregate projected annual benefit payments (undiscounted) are estimated to be $13,746, none of which are expected to be paid prior to 2011. This plan had an insignificant effect on the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009.

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

The following represents the components of net periodic benefit cost for the three months ended:

	Three Months Ended March 31
	2010	2009
Service cost	$756	$567
Interest cost	99	64
Amortization of gain	20	—
Curtailment gain	—	(279)

Net periodic benefit cost	$875	$352

The net periodic benefit cost recognized for the three months ended March 31, 2010 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2009, Kforce recognized a curtailment gain of $279 as a result of the termination of an executive officer. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the plan during the three months ended March 31, 2010. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2010.

Supplemental Executive Retirement Health Plan

Effective April 20, 2007, the Board of Directors approved the Supplemental Executive Retirement Health Plan (“SERHP”) to provide post-retirement health and welfare benefits to certain executive officers. The vesting and eligibility requirements mirror those of the SERP, and no advance funding is required by Kforce or the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date.

The following represents the components of net periodic postretirement benefit cost for the three months ended:

	Three Months Ended March 31
	2010	2009
Service cost	$77	$36
Interest cost	7	9
Amortization of gain	1	—
Curtailment gain	—	(180)

Net periodic benefit cost	$85	$(135)

The net periodic post-retirement benefit cost recognized for the three months ended March 31, 2010 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2009, Kforce recognized a curtailment gain of $180 as a result of the termination of an executive officer.

Note D – Stock Incentive Plans

On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan, which was previously adopted by the Board of Directors on April 28, 2006, and which was subject to shareholder approval. The aggregate number of shares of common stock that would have been subject to awards under the 2006 Stock Incentive Plan, subject to adjustment upon a change in capitalization, was 3,000. On June 16, 2009, the shareholders approved an amendment to the 2006 Stock Incentive Plan to increase the number of authorized awards that may be issued under the 2006 Stock Incentive Plan from 3,000 to 5,100. The 2006 Stock Incentive Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), performance-accelerated restricted stock (“PARS”) and restricted stock (“RS”), subject to share availability. The 2006 Stock Incentive Plan terminates on April 28, 2016. On April 30, 2010, our Board of Directors adopted an amendment to the 2006 Stock Incentive Plan to increase the number of authorized awards to be issued under the 2006 Stock Incentive Plan from 5,100 to 7,850, which is subject to shareholder approval at the 2010 Annual Meeting of Shareholders that is being held on June 25, 2010.

Vesting of equity instruments issued under the 2006 Stock Incentive Plan is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options.

The Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the three months ended March 31, 2009:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2009	2,161	31	108	2,300	$10.41
Exercised	(375)	(31)	(10)	(416)	$6.89	$3,426
Forfeited/Cancelled	(595)	—	—	(595)	$14.79

Outstanding as of March 31, 2010	1,191	—	98	1,289	$9.52

Unvested awards as of March 31, 2010	—	—	—	—

Exercisable at March 31, 2010	1,191	—	98	1,289	$9.52

During the three months ended March 31, 2010 and 2009, Kforce recognized compensation expense of $0 and $56, respectively. As of March 31, 2010, there was no unrecognized compensation cost related to non-vested options.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest 100% three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied. There were no SARs granted in the three months ended March 31, 2010 and 2009.

The following table presents the activity for the three months ended March 31, 2010:

	# of SARS	Weighted Average Exercise Price Per SAR
Outstanding as of December 31, 2009	802	$11.07
Forfeited/Cancelled	—	$—

Outstanding as of March 31, 2010	802	$11.07

Unvested awards as of March 31, 2010	—

Exercisable at March 31, 2010	802	$11.07

No compensation expense related to SARs was recorded during the three months ended March 31, 2010 and 2009. There was no unrecognized compensation expense related to SARs as of March 31, 2010.

Performance Accelerated Restricted Stock

Although no requirement exists, PARS are generally granted during the first quarter of each year to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the three months ended March 31, 2010 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 50% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied.

The following table presents the activity for the three months ended March 31, 2010:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	277	$13.31
Granted	1,108	$12.82
Vested	(69)	$13.31

Outstanding as of March 31, 2010	1,316	$12.89

The valuation of the PARS granted in the three months ended March 31, 2010 was determined by its intrinsic value (as if the underlying shares were vested and issued on the grant date). The fair value of these awards is being amortized over a weighted average derived service period of 3.63 years, which was determined using a lattice model and is subject to any acceleration provisions being met.

Kforce recognized total compensation expense related to PARS of $1,149 and $528 during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, total unrecognized compensation expense related to PARS was $13,877, which will be recognized over a weighted average remaining period of 3.28 years.

Restricted Stock

Although no requirement exists, RS is generally granted during the first quarter of each year to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met.

RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents. The following table presents the activity for the three months ended March 31, 2010:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	345	$9.17
Granted	163	$12.61
Vested	(61)	$8.93

Outstanding as of March 31, 2010	447	$10.46

The valuation of the RS granted in the three months ended March 31, 2010 was determined by its intrinsic value (as if the underlying shares were vested and issued on the grant date). The fair value of these awards is being amortized over a weighted average derived service period of 6.00 years.

During the three months ended March 31, 2010 and 2009, Kforce recognized compensation expense related to RS of $246 and $319, respectively. As of March 31, 2010, total unrecognized compensation expense related to RS was $3,988, which will be recognized over a weighted average remaining period of 4.57 years.

Note E – Alternative Long-Term Incentive Award (“ALTI”)

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

During the quarter ended September 30, 2009, Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result of this condition being met, the ultimate annual payout for each tranche became 150% of the target. The fair value of each tranche is being recognized over the requisite service period. In January 2010, the first tranche vested and $1,346 was paid to the grantees. The vesting dates for the second and third tranche are December 29, 2010 and 2011, respectively. Kforce recognized total compensation expense related to the ALTI of $280 and $359 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, $841 and $1,346, respectively, is classified in other current liabilities and $561 and $1,121, respectively, is classified in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

Note F – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the three months ended March 31, 2010:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2009	$137,912	$10,075	$147,987
Amortization of intangible assets	—	(649)	(649)

Balance as of March 31, 2010	$137,912	$9,426	$147,338

As of March 31, 2010 and December 31, 2009, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of March 31, 2010 and December 31, 2009. All of the other intangible assets, net represented less than 5% of total assets.

As of March 31, 2010 and December 31, 2009, accumulated amortization for intangible assets was $21,277 and $20,628, respectively. The estimated remaining amortization expense is $1,469 for 2010, $1,189 for 2011, $1,021 for 2012, $790 for 2013 and $634 for 2014.

Note G – Reportable Segments

Kforce’s reportable segments are: (i) Tech; (ii) FA; (iii) HLS and (iv) GS. This determination was supported by, among other factors: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of each segment’s operations and information presented to the Board of Directors. During this assessment, it was determined that Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Historically, and for the three months ended March 31, 2010, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three months ended March 31, 2010 and 2009:

	Tech	FA	HLS	GS	Total
Three Months Ended March 31:
2010
Net service revenues:
Flexible billings	$116,466	$35,730	$40,029	$26,538	$218,763
Search fees	3,210	4,413	270	—	7,893

Total net service revenues	$119,676	$40,143	$40,299	$26,538	$226,656

Gross profit	$33,942	$14,214	$12,058	$7,931	$68,145
2009
Net service revenues:
Flexible billings	$114,928	$36,000	$44,602	$27,957	$223,487
Search fees	2,610	4,574	638	—	7,822

Total net service revenues	$117,538	$40,574	$45,240	$27,957	$231,309

Gross profit	$32,976	$15,933	$13,504	$9,808	$72,221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three months ended March 31, 2010.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2010 and 2009, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and during the three months ended March 31, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the three months ended March 31, 2010 decreased 2.0% to $226.7 million from $231.3 million in the comparable period in 2009.

•	Flex revenues for the three months ended March 31, 2010 decreased 2.1% to $218.8 million from $223.5 million in the comparable period in 2009.

•	Search fees for the three months ended March 31, 2010 increased 0.9% to $7.9 million from $7.8 million in the comparable period in 2009.

•

Flex gross profit margin for the three months ended March 31, 2010 decreased 130 basis points to 27.5% from 28.8% in the comparable period in 2009, primarily resulting from the compression in the spread between our bill and pay rates and an increase in payroll taxes, particularly unemployment taxes.

•	Selling, general and administrative (“SG&A”) expenses as a percentage of revenue for the three months ended March 31, 2010 and 2009 were 26.9% and 27.4%, respectively.

•

Total outstanding borrowings under the Credit Facility as of March 31, 2010 increased $16.2 million to $19.2 million from $3.0 million on December 31, 2009, which was primarily related to certain routine cash expenditures that occur annually in the first quarter and an increase in accounts receivable.

•	Diluted earnings per share for the three months ended March 31, 2010 decreased 12.5% to $0.07 from $0.08 in the comparable period in 2009.

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

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 5, 2010 for a more detailed discussion of our critical accounting estimates.

NEW ACCOUNTING STANDARDS

See the “New Accounting Standards” section within Note A, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

Net service revenues for the three months ended March 31, 2010 and 2009 were $226.7 million and $231.3 million, respectively, which represents a decrease of 2.0%. The decline was primarily due to our HLS, GS and FA segments, which had year-over-year declines in net service revenues of 10.9%, 5.1% and 1.1%, respectively. Net service revenues for our Tech segment, which represents over 50% of our net service revenues, increased 1.8% for the three months ended March 31, 2010 as compared to 2009. During the three months ended March 31, 2010, our net service revenues were impacted by adverse weather conditions primarily in Virginia and the Mid-Atlantic and Northeastern regions of the United States, which resulted in certain office closures and client disruptions. We estimate that the adverse weather conditions impacted revenues in a range of $0.9 million and $1.2 million.

In addition, during the three months ended March 31, 2010, Kforce experienced a decline in Flex gross profit margins of 130 basis points to 27.5% as compared to 2009, which was primarily attributable to the compression in the spread between our bill and pay rates as well as higher payroll taxes, particularly unemployment taxes. SG&A expenses as a percentage of net service revenues were 26.9% and 27.4% for the three months ended March 31, 2010 and 2009, respectively, which we believe is a result of Kforce’s continued focus on our discretionary spending to ensure a proper return.

From an economic standpoint, one of the more important trends that affect the staffing industry is temporary employment, which has seen significant increases over the last six months based on data published by the Bureau of Labor Statistics (“BLS”). In addition, the penetration rate (the percentage of temporary staffing to total employment) has also increased significantly over this same time period. Consistent with certain economic data indicating the recessionary conditions in the U.S. have begun to subside, management remains cautiously optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. In addition, while we believe that Flex demand generally increases before demand for Search activity increases, Search revenue increased 6.6% in the first quarter of 2010 as compared to the fourth quarter of 2009. It should also be noted that Search revenue for the fourth quarter of 2009 increased 13.0% as compared to the third quarter of 2009. We believe this increase reflects clients rebuilding staff after significant reductions during 2008 and 2009. The economic uncertainties in which we currently operate make it challenging for Kforce to predict its near-term future operating results.

We believe that initiatives undertaken during the last several years, such as restructuring both our back office and our field operations, and upgrading our corporate systems and other technology, have increased our operating efficiencies and have also enabled us to be more responsive to our clients. We expect to continue to invest in our infrastructure ahead of what we expect to be the next positive economic cycle, in order to support the expected future growth in our business. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. In addition, during the current economic down cycle, our management team has focused significant efforts on further developing and refining our National Recruiting Center (“NRC”) in support of our field teams and our Strategic Account focus. We believe that our diversified portfolio of service offerings, which are primarily domestic, will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three months ended March 31:

	2010	2009
Net Service Revenues by Segment:
Tech	52.8%	50.8%
FA	17.7	17.5
HLS	17.8	19.6
GS	11.7	12.1

Net service revenues	100.0%	100.0%

Revenue by Time:
Flex	96.5%	96.6%
Search	3.5	3.4

Net service revenues	100.0%	100.0%

Gross profit	30.1%	31.2%
Selling, general and administrative expenses	26.9%	27.4%
Depreciation and amortization	1.3%	1.3%
Income before income taxes	1.7%	2.3%
Net income	1.2%	1.4%

The following table details net service revenues for Flex and Search revenue by segment and changes from the prior period for the three months ended March 31:

(in $000’s)	2010	Increase (Decrease)	2009
Tech
Flex	$116,466	1.3%	$114,928
Search	3,210	23.0%	$2,610

Total Tech	$119,676	1.8%	$117,538

FA
Flex	$35,730	(0.8)%	$36,000
Search	4,413	(3.5)%	4,574

Total FA	$40,143	(1.1)%	$40,574

HLS
Flex	$40,029	(10.3)%	$44,602
Search	270	(57.7)%	638

Total HLS	$40,299	(10.9)%	$45,240

GS
Flex	$26,538	(5.1)%	$27,957
Search	—		—

Total GS	$26,538	(5.1)%	$27,957

Total Flex	$218,763	(2.1)%	$223,487
Total Search	7,893	0.9%	7,822

Total Revenue	$226,656	(2.0)%	$231,309

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. For each of the three months ended March 31, 2010 and 2009, there were 62 billing days.

Kforce experienced Flex revenue declines during the three months ended March 31, 2010 as compared to 2009 across all segments except our Tech segment, which increased 1.3%.

We believe Flex revenues for our largest segment, Tech, have been relatively strong compared to previous economic downturns, which we believe is primarily a result of our great people, the candidate skill sets that are in demand, and our operating model. We believe that this model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This delivery model includes our NRC, which we believe has been effective in increasing the quality and speed of delivery to our clients, particularly our Strategic Accounts. We also believe that unlike the late 1990s and early 2000s, our customers generally did not over-hire during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which occurred prior to the last economic downturn, which decreased demand for our Tech segment, developed prior to the current downturn.

Primarily as a result of the difficult macro-economic environment, FA experienced a decline in net service revenues of 0.8% during the three months ended March 31, 2010 as compared to the same period in 2009.

The Clinical Research business within our HLS segment experienced a decrease in activity during the three months ended March 31, 2010 as compared to 2009, which we believe reflects the cost-cutting initiatives of large pharmaceutical companies as well as delays in hiring activity resulting from several mergers within this sector. The Healthcare business within our HLS segment, which primarily consists of professionals providing medical coding and transcription services to hospitals and other healthcare facilities, saw its Flex revenues impacted by declining trends in hospital census and the declining use of traveling medical coders. Net service revenues for our HLS segment increased 7.6% during the three months March 31, 2010 as compared to the three months ended December 31, 2009.

Although we expect our GS segment to be more stable during these difficult economic times given the nature of its operations generally being less dependent upon the growth of the U.S. economy than our other segments, our GS segment experienced declining results for the three months ended March 31, 2010 compared to 2009, which is primarily a result of the macro-economic environment and political landscape. Since the change in the administration took place, our GS segment has been impacted by delays in the timing of project awards as well as a continuing trend by the Federal government to in-source certain functions in an attempt to reduce expenditures. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2009, approximately 60% (expressed as a percentage of 2009 revenues) of our GS segment’s contracts were subject to the re-compete process of which approximately 82% (expressed as a percentage of 2009 revenues) of those were successfully retained. In 2010, management has refocused their efforts on business development activities as the number of re-competes and the resources consumed related to the re-compete process has returned to normal levels. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are customers of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three months ended March 31:

(in 000’s)	2010	Increase (Decrease)	2009
Tech	1,849	2.4%	1,806
FA	1,092	4.2	1,048
HLS	483	(8.0)	525
GS	286	(8.9)	314

Total hours	3,710	0.5%	3,693

The changes in billable expenses, which are included as a component of net services revenues are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three months ended March 31:

(in $000’s)	2010	Increase (Decrease)	2009
Tech	$1,007	9.1%	$923
FA	63	5.0	60
HLS	3,147	(22.5)	4,059
GS	13	(96.3)	348

Total billable expenses	$4,230	(21.5)%	$5,390

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. Search revenue increased sequentially in the first quarter of 2010 and the fourth quarter of 2009 by 6.6% and 13.0%, respectively. We believe these increases reflect clients rebuilding staff after significant reductions during 2008 and 2009. Over the last several years, Kforce has made a concerted effort to de-emphasize the contribution of Search fees to overall net service revenues, which is primarily a result of the highly volatile nature of the Search business as well as the costs that must be invested in establishing and maintaining the workforce.

Total placements for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2010	Increase (Decrease)	2009
Tech	224	19.1%	188
FA	397	12.5	353
HLS	19	(56.8)	44

Total placements	640	9.4%	585

The average placement fee for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2010	Increase (Decrease)	2009
Tech	$14,362	3.2%	$13,915
FA	11,107	(14.2)	12,945
HLS	14,206	(2.0)	14,491

Total average placement fee	$12,336	(7.7)%	$13,372

Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontract costs) from net Flex service revenues. In addition, consistent with industry practices, gross profit dollars from Search fees are equal to revenues, because there are generally no direct costs associated with such revenues.

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2010	Increase (Decrease)	2009
Tech	28.4%	1.1%	28.1%
FA	35.4	(9.9)	39.3
HLS	29.9	0.3	29.8
GS	29.9	(14.8)	35.1

Total gross profit percentage	30.1%	(3.5)%	31.2%

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

The increase in Search gross profit for the three months ended March 31, 2010, compared to the same period in 2009, was $0.1 million, composed of a $0.7 million increase in volume and a $0.6 million decrease in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended March 31:

	2010	Increase (Decrease)	2009
Tech	26.4%	0.0%	26.4%
FA	27.4	(13.3)	31.6
HLS	29.5	2.4	28.8
GS	29.9	(14.8)	35.1

Total Flex gross profit percentage	27.5%	(4.5)%	28.8%

The decrease in Flex gross profit for the three months ended March 31, 2010, compared to the same period in 2009, was $4.2 million, composed of a $0.3 million increase in volume and a $4.5 million decrease in rate.

The Flex gross profit percentage was negatively impacted in the first quarter of 2010 by the macro-economic environment and the compression that occurred in the spread between Kforce’s bill rates and pay rates, which is primarily due to the lag in Kforce’s ability to increase pay rates as quickly as bill rates increase. Additionally, payroll taxes, particularly unemployment taxes, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. The Flex gross profit decrease in our FA segment during the three months ended March 31, 2010 was also impacted by a shift in Flex hours to clients with higher volume and lower gross margins.

Selling, General and Administrative Expenses (“SG&A”). For the three months ended March 31, 2010 and 2009, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 81.9% and 82.6%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three months ended March 31:

(in $000’s)	2010	% of Revenue	2009	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$49,920	22.0%	$52,378	22.6%
Other	11,020	4.9	11,032	4.8

Total SG&A	$60,940	26.9%	$63,410	27.4%

SG&A as a percentage of net service revenues decreased 50 basis points for the three months ended March 31, 2010 as compared to the comparable period in 2009. This was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 0.3% of net service revenues, which was primarily related to a decrease in the cost of providing health insurance to our employees as a result of a significant amount of claims activity in the first quarter of 2009 as compared to 2010. There was no significant change in overall variable compensation levels.

•

Decrease in commission expense of 0.3% of net service revenues, which was primarily attributable to a decline in expected annual commissionable gross profit due to increases in statutory costs included in the calculation of commissions.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three months ended March 31:

(in $000’s)	2010	% Increase (Decrease)	2009
Fixed asset depreciation	$750	(11.7)%	$849
Capital lease asset depreciation	462	(17.8)	562
Capitalized software amortization	1,115	2.2	1,091
Intangible asset amortization	649	20.6	538

Total depreciation and amortization	$2,976	(2.1)%	$3,040

Other Expense, Net. Other expense, net was $0.4 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, and consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense. Income tax expense as a percentage of income before taxes (our “effective rate”) for the three months ended March 31, 2010 and 2009 was 29.8% and 41.7%, respectively. The decrease in Kforce’s effective rate for the three months ended March 31, 2010 is primarily a result of an increase in forecasted pre-tax net income for 2010 as well as the impact of unrealized foreign exchange gains and losses attributable to our operations in the Philippines, which impacted 2010 first quarter results.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. Kforce had $80.3 million and $57.9 million in working capital as of March 31, 2010 and December 31, 2009, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 2.0 and 1.7 as of March 31, 2010 and December 31, 2009, respectively.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, significant deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity as well as the ability of our lenders to fund borrowings. There is no assurance that: (i) our lenders will be able to fund our borrowings or (ii) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which allow us to remain competitive.

The following table presents a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31:

	2010	2009
Cash provided by (used in):
Operating activities	$(15,956)	$(3,280)
Investing activities	(3,235)	(1,644)
Financing activities	17,522	5,164

(Decrease) increase in cash and cash equivalents	$(1,669)	$240

Operating Activities

The significant variations in cash provided by (used in) operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the three months ended March 31, 2010 and 2009 were $1.7 million and $0.7 million, respectively, which exclude equipment acquired under capital leases.

Over the next 9 to 12 months we expect to continue to invest in our infrastructure ahead of what we expect to be the next positive economic cycle, in order to support the expected future growth in our business. We believe that these investments will, among other things, improve the performance and profitability of our associates and increase: (i) the efficiency and effectiveness of our delivery activities; (ii) the satisfaction of our customers; and (iii) the effectiveness of our incentive compensation programs. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future.

Financing Activities

There were no open market repurchases of common stock during the three months ended March 31, 2010 or 2009.

Credit Facility

On October 2, 2006, Kforce entered into the Credit Facility. In addition to Bank of America, N.A., the group of lenders under our Credit Facility also includes PNC Bank, N.A., CIT Group Inc. (“CIT”) and Wachovia Bank, N.A. (“Wachovia”). Kforce’s maximum borrowings under the Credit Facility are $140.0 million, which includes a revolving loan tranche of up to $125.0 million (the “Revolving Loan Amount”) and a $15.0 million sub-limit for letters of credit. On September 15, 2009, and effective as of September 16, 2009, CIT assigned rights and obligations under the Credit Facility together with a corresponding portion of each of its outstanding committed loans and letter of credit obligations in an amount equal to $20.0 million to Wachovia. After giving effect to this assignment, the commitments of Wachovia and CIT under the Credit Facility are now $50.0 million and $15.0 million, respectively.

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, of which unbilled receivables can be no more than 40% of billed receivables, less certain minimum availability reserves, and bear interest at a rate of LIBOR plus 1.25% or Prime. Fluctuations in the ratio of unbilled to billed receivable could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of March 31, 2010, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio was not applicable. The Credit Facility expires in November 2011.

As of March 31, 2010, there was $19.2 million outstanding and $70.5 million available under the Credit Facility. As of May 3, 2010, there was $26.0 million outstanding and $64.8 million available under the Credit Facility.

Contractual Obligations and Commitments

There have been no material changes in the contractual obligations and commitments table previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2009, except the potential effects of the following items:

•

Effective April 2, 2010, Kforce entered into an amendment associated with the lease of its corporate headquarters in Tampa, Florida, which extended the lease term from September 14, 2016 to September 30, 2021 and reduced the base rent payments over the term of the lease by approximately 7%.

•

Effective April 6, 2010, Kforce entered into a purchase and sale agreement to acquire its corporate headquarters for a purchase price of $28.5 million. On April 7, 2010, Kforce deposited $1.1 million with the escrow agent, which as of April 28, 2010 became nonrefundable. The transaction is expected to close during May 2010 and is expected to be funded under the Credit Facility. Upon the closing of this transaction, all lease agreements and amendments thereto, including the amendment discussed above, related to our corporate headquarters will be immediately terminated.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At March 31, 2010, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.9 million and for facility lease deposits totaling $1.5 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2009, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $72.5 million remained available for future repurchases. During the three months ended March 31, 2010, Kforce repurchased approximately 86.2 thousand shares of common stock for minimum income tax withholding requirements associated with stock option exercises and the vesting of restricted stock awards at a total cost of $1.3 million. There were no open market repurchases of common stock during the three months ended March 31, 2010. As of March 31, 2010, $71.2 million remains available for future repurchases.

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

As of March 31, 2010, we had $19.2 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 2.24% at March 31, 2010. A hypothetical 10% increase in interest rates in effect at March 31, 2010 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the three months ended March 31, 2010, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our CEO and CFO, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management has concluded that no such changes have occurred.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

No new legal proceedings that are likely to have a material adverse impact on Kforce, and no material developments with respect to existing legal proceedings, occurred during the quarter ended March 31, 2010.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	15,575	$12.50	194,695	$72,266,514
February 1, 2010 to February 28, 2010	19,293	$13.90	268,170	$71,998,344
March 1, 2010 to March 31, 2010	134,825	$15.82	2,132,745	$69,865,599

Total	169,693	$15.30	2,595,610	$69,865,599

(1)	All of the shares reported above as purchased are attributable to shares surrendered to us by employees in payment of the exercise price related to certain stock option exercises or statutory minimum tax withholding requirements pertaining to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: May 5, 2010	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2010	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)