Form 10-Q
period 2010-06-30
KFORCE  INC
filed 2010-08-04
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2010, was 39,526,720.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2010

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Flexible billings	$236,270	$219,326	$455,033	$442,813
Search fees	9,867	6,626	17,760	14,448

Net service revenues	246,137	225,952	472,793	457,261
Direct costs of services	167,742	154,331	326,253	313,419

Gross profit	78,395	71,621	146,540	143,842
Selling, general and administrative expenses	66,222	62,084	127,162	125,494
Depreciation and amortization	3,137	2,885	6,113	5,925

Income from operations	9,036	6,652	13,265	12,423
Other expense, net	269	275	643	624

Income before income taxes	8,767	6,377	12,622	11,799
Income tax expense	3,623	2,470	4,770	4,731

Net income	5,144	3,907	7,852	7,068
Other comprehensive income (loss):
Defined benefit pension and postretirement plans, net of tax	6	6	31	(265)

Comprehensive income	$5,150	$3,913	$7,883	$6,803

Earnings per share – basic	$0.13	$0.10	$0.20	$0.18
Earnings per share – diluted	$0.13	$0.10	$0.19	$0.18

Weighted average shares outstanding – basic	39,500	38,314	39,379	38,229
Weighted average shares outstanding – diluted	40,532	38,988	40,452	38,737

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2010	December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$410	$2,812
Trade receivables, net of allowances of $6,211 and $6,604, respectively	142,912	123,144
Income taxes receivable	2,528	246
Deferred tax asset, net	5,679	6,011
Prepaid expenses and other current assets	6,635	4,924

Total current assets	158,164	137,137
Fixed assets, net	38,314	11,407
Other assets, net	33,441	32,914
Deferred tax asset, net	9,371	10,380
Intangible assets, net	8,865	10,075
Goodwill	137,912	137,912

Total assets	$386,067	$339,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$24,950	$25,437
Accrued payroll costs	51,507	50,690
Other current liabilities	2,254	2,807
Income taxes payable	—	279

Total current liabilities	78,711	79,213
Long-term debt – credit facility	38,000	3,000
Long-term debt – other	1,667	1,784
Other long-term liabilities	28,314	29,103

Total liabilities	146,692	113,100

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 63,852 and 63,281 issued, respectively	639	633
Additional paid-in capital	346,260	338,890
Accumulated other comprehensive income	(1,182)	(1,213)
Retained earnings	49,197	41,345
Treasury stock, at cost; 24,346 and 24,176 shares, respectively	(155,539)	(152,930)

Total stockholders’ equity	239,375	226,725

Total liabilities and stockholders’ equity	$386,067	$339,825

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2010
Common stock – shares:
Shares at beginning of period	63,281
Issuance of restricted stock	133
Exercise of stock options	438

Shares at end of period	63,852

Common stock – par value:
Balance at beginning of period	$633
Issuance of restricted stock	1
Exercise of stock options	5

Balance at end of period	$639

Additional paid-in capital:
Balance at beginning of period	$338,890
Issuance of restricted stock	(1)
Exercise of stock options	3,002
Income tax benefit from restricted stock and stock option exercises	1,463
Stock-based compensation expense	2,906

Balance at end of period	$346,260

Accumulated other comprehensive income:
Balance at beginning of period	$(1,213)
Pension and postretirement plans, net of tax	31

Balance at end of period	$(1,182)

Retained earnings:
Balance at beginning of period	$41,345
Net income	7,852

Balance at end of period	$49,197

Treasury stock – shares:
Shares at beginning of period	24,176
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	87
Shares tendered in payment of the exercise price of stock options	83

Shares at end of period	24,346

Treasury stock – cost :
Balance at beginning of period	$(152,930)
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(1,293)
Shares tendered in payment of the exercise price of stock options	(1,316)

Balance at end of period	$(155,539)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$7,852	$7,068
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Intangible asset impairment charge	—	870
Deferred income tax provision, net	1,321	165
Depreciation and amortization	6,113	5,925
Stock-based compensation	2,906	1,619
Recovery of bad debts on accounts receivable and fallouts	(658)	(712)
Pension and postretirement benefit plans expense	1,993	950
Alternative long-term incentive award	560	872
Deferred compensation liability (decrease) increase, net	(487)	866
Tax benefit attributable to stock-based compensation	1,463	201
Excess tax benefit attributable to stock-based compensation	(995)	(2)
Loss (gain) on cash surrender value of company-owned life insurance	1,091	(322)
Other	101	8
(Increase) decrease in operating assets:
Trade receivables, net	(19,110)	5,296
Income tax refund receivable	(2,283)	180
Prepaid expenses and other current assets	(1,710)	(1,552)
Other assets, net	(113)	168
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	(167)	702
Accrued payroll costs	817	(2,354)
Income taxes payable	(279)	(3,230)
Other long-term liabilities	(1,245)	120

Cash (used in) provided by operating activities	(2,830)	16,838

Cash flows from investing activities:
Capital expenditures	(32,593)	(1,878)
Premiums paid for company-owned life insurance	(2,197)	(2,200)
Acquisitions, net of cash received	—	91
Proceeds from escrow account	—	1,170
Other	83	90

Cash used in investing activities	(34,707)	(2,727)

Cash flows from financing activities:
Proceeds from bank line of credit	275,780	167,122
Payments on bank line of credit	(240,780)	(180,281)
Payment of capital expenditure financing	(938)	(953)
Short-term vendor financing	(320)	11
Excess tax benefit attributable to stock-based compensation	995	2
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	1,691	253
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(1,293)	(458)

Cash provided by (used in) financing activities	35,135	(14,304)

Decrease in cash and cash equivalents	(2,402)	(193)

Cash and cash equivalents at beginning of period	2,812	660

Cash and cash equivalents at end of period	$410	$467

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$4,365	$7,246
Interest, net	$354	$513
Non-Cash Transaction Information:
Employee stock purchase plan	$—	$410
Shares tendered in payment of the exercise price of stock options	$1,316	$1,465
Equipment acquired under capital lease	$605	$196

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on a temporary basis and also provides permanent placement services. Kforce operates through its corporate headquarters in Tampa, Florida and its 64 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for the six months ended June 30, 2010 and are included in our Tech segment.

Kforce serves Fortune 1000 companies, the Federal government, state and local governments, local and regional companies, and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2010, our results of operations and cash flows for the six months ended June 30, 2010. The data in the condensed consolidated balance sheet as of December 31, 2009 was derived from our audited consolidated balance sheet as of December 31, 2009, as presented in our 2009 Annual Report on Form 10-K.

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

In addition to its wholly-owned subsidiaries, the condensed consolidated financial statements of Kforce also include its 49% interest in a joint venture, which was acquired in the 2008 acquisition of RDI Systems, Inc., d/b/a dNovus RDI (“RDI” or “dNovus”). This joint venture is recorded as an investment in an unconsolidated entity and is accounted for under the equity method of accounting. Kforce’s equity in the earnings of its equity method investment is recorded as income with a corresponding increase in the investment with distributions received reducing the investment. This investment had an insignificant effect on the accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2010 and 2009.

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

Accounts Receivable Reserves

Kforce establishes its reserves for expected credit losses, fallouts, early payment discounts and revenue adjustments based on past experience and expectations of future activity. Specific to our allowance for doubtful accounts, which comprises approximately 90% of our accounts receivable reserves, Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off by Kforce after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 4.2% and 5.1% as of June 30, 2010 and December 31, 2009, respectively.

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

•

Revenue for time and materials contracts, which accounted for approximately 67% of this segment’s revenue for the six months ended June 30, 2010, is recorded based on contractually-established billing rates at the time services are provided.

•

Revenue on fixed-price contracts is recognized on the basis of the estimated percentage-of-completion. Approximately 26% of this segment’s revenue for the six months ended June 30, 2010, is recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

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

Income Taxes

Kforce accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance must be recorded against that asset. The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options, exercises of non-qualified stock options, and vesting of restricted stock are reflected as increases in additional paid-in capital.

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

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our long-term debt approximates fair value due to the variable nature of the interest rates under Kforce’s credit facility resulting from the Second Amended and Restated Credit Agreement that it entered into on October 2, 2006 with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

Fixed Assets

Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which range from three to five years.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If a long-lived asset is considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment charges recorded during the six months ended June 30, 2010 or 2009.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered factors, including continued economic developments and the overall macro-economic environment, and determined that there were no triggering events necessitating an interim review of the carrying value of our goodwill. There were no goodwill-related impairment charges recorded during the six months ended June 30, 2010 or 2009.

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

During the three and six months ended June 30, 2009, Kforce recognized an impairment charge of $870 related to a trade name that was acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. There were no impairment charges related to identifiable intangible assets recorded during the three and six months ended June 30, 2010.

Capitalized Software

Kforce purchases, occasionally develops, and implements new computer software to enhance the performance of its accounting and operating systems. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $1,101 and $2,251 during the three and six months ended June 30, 2010, respectively, compared to $453 and $721 during the three and six months ended June 30, 2009, respectively. Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

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

Accounting for Postretirement Benefits

Kforce recognizes the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its unaudited condensed consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income. Kforce also measures the funded status of the defined benefit postretirement plan as of the date of its fiscal year-end, with limited exceptions.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$5,144	$3,907	$7,852	$7,068

Denominator:
Weighted average shares outstanding – basic	39,500	38,314	39,379	38,229
Common stock equivalents	1,032	674	1,073	508

Weighted average shares outstanding – diluted	40,532	38,988	40,452	38,737

Earnings per share – basic	$0.13	$0.10	$0.20	$0.18
Earnings per share – diluted	$0.13	$0.10	$0.19	$0.18

For the three and six months ended June 30, 2010, total weighted average awards to purchase or receive 33 and 116 shares of common stock, respectively, were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and six months ended June 30, 2009, total weighted average awards to purchase or receive 2,118 and 3,028 shares of common stock, respectively, were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Comprehensive Income

Accumulated other comprehensive income represents the net after-tax impact of unrecognized actuarial gains and losses related to (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our international Philippine operations. Because each of these plans is unfunded as of June 30, 2010, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring their associated obligation as of year-end, or at an interim date if any re-measurement is necessary. This information is provided in our unaudited condensed consolidated statements of operations and comprehensive income.

Subsequent Events

Kforce considers events that occur after the balance sheet date but before the financial statements are issued to determine appropriate accounting and disclosure for those events. We evaluated all events or transactions that occurred subsequent to June 30, 2010 and through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to June 30, 2010 but prior to the filing of this report that would have a material impact on our unaudited condensed consolidated financial statements.

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

Note B – Acquisition of Corporate Headquarters

On April 6, 2010, Kforce entered into a purchase and sale agreement to acquire its corporate headquarters for a purchase price of $28,500. This transaction closed on May 27, 2010 and was funded under the Credit Facility. Kforce incurred $382 of costs that were directly attributable to the acquisition of its corporate headquarters, which were capitalized as part of the purchase price. In addition, Kforce decreased the purchase price by $373 for certain balances that arose as a result of its previous operating lease, which included a rental obligation that represented the difference between the straight-line rent expense and actual cash payments made and certain rent prepayments. The resulting aggregate purchase price of $28,509 was allocated between land and building and improvements in the amounts of $4,581 and $23,928, respectively. The estimated useful lives of the building and improvements range from 5 to 40 years.

Upon the closing of the transaction, all lease agreements and amendments related to our corporate headquarters were immediately terminated. The future minimum lease payments previously associated with our corporate headquarters, which Kforce is no longer obligated to make and which were included along with certain other lease payments in Note 15, Commitments and Contingencies, of our Annual Report on Form 10-K for the year ended December 31, 2009, were $1,463 remaining in 2010, $2,566 in 2011, $2,643 in 2012, $2,723 in 2013, $2,804 in 2014, and $5,042 thereafter.

Note C – Commitments and Contingencies

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

Employment Agreements

Kforce has entered into employment agreements with certain executive officers and managers that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an employee is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2010 would be approximately $55,993 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good cause following a change in control, and would be approximately $19,000 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good cause in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note D – Employee Benefit Plans

Foreign Pension Plan

Kforce maintains a foreign defined benefit pension plan for eligible employees of the Philippine branch of Global that is required by Philippine labor law. The plan defines retirement as those employees who have attained the age of 60 and have completed at least five years of credited service. Benefits payable under the plan equate to one-half month’s salary for each year of credited service. Benefits under the plan are paid out as a lump sum to eligible employees at retirement.

The following represents the components of net periodic benefit cost for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$19	$16	$38	$31
Interest cost	13	10	26	21
Amortization of actuarial gain	(5)	(5)	(9)	(10)

Net periodic benefit cost	$27	$21	$55	$42

The net periodic benefit cost recognized for the three and six months ended June 30, 2010 was based upon the actuarial valuation at the beginning of the fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2009 and 2008, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 10.3% and 11.1%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2009 and 2008 was 6.5% and was based on historical compensation increases as well as future expectations. The Company applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age.

As of June 30, 2010 and December 31, 2009, the projected benefit obligation associated with our foreign defined benefit pension plan was $511 and $446, respectively, which is classified in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The following represents the components of net periodic benefit cost for the three and six months ended:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$756	$567	$1,512	$1,134
Interest cost	99	64	198	128
Amortization of actuarial loss	21	—	41	—
Curtailment gain	—	—	—	(279)

Net periodic benefit cost	$876	$631	$1,751	$983

The net periodic benefit cost recognized for the three and six months ended June 30, 2010 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2009. During the six months ended June 30, 2009, Kforce recognized a curtailment gain of $279 as a result of the termination of an executive officer. There is no requirement for Kforce to fund the SERP and no contributions were made to the plan during the six months ended June 30, 2010. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2010.

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

The following represents the components of net periodic postretirement benefit cost for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$78	$36	$155	$72
Interest cost	6	9	13	18
Amortization of actuarial loss	—	—	1	—
Curtailment gain	—	—	—	(180)

Net periodic benefit cost	$84	$45	$169	$(90)

The net periodic postretirement benefit cost recognized for the three and six months ended June 30, 2010 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2009. During the six months ended June 30, 2009, Kforce recognized a curtailment gain of $180 as a result of the termination of an executive officer.

Note E – Stock Incentive Plans

On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan. The aggregate number of shares of common stock that would have been subject to awards under the 2006 Stock Incentive Plan, subject to adjustment upon a change in capitalization, was 3,000. On June 16, 2009, the shareholders approved an amendment to the 2006 Stock Incentive Plan to increase the number of authorized awards that may be issued under the 2006 Stock Incentive Plan from 3,000 to 5,100. On June 25, 2010, the shareholders approved an amendment to the 2006 Stock Incentive Plan to increase the number of authorized awards that may be issued under the 2006 Stock Incentive Plan from 5,100 to 7,850.

The 2006 Stock Incentive Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), performance-accelerated restricted stock (“PARS”) and restricted stock (“RS”), subject to share availability. Vesting of equity instruments issued under the 2006 Stock Incentive Plan is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options. The 2006 Stock Incentive Plan terminates on April 28, 2016.

The Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the six months ended June 30, 2010:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2009	2,161	31	108	2,300	$10.41
Exercised	(396)	(31)	(10)	(437)	$6.88	$3,609
Forfeited/Cancelled	(595)	—	—	(595)	$14.79

Outstanding as of June 30, 2010	1,170	—	98	1,268	$9.57

Unvested awards as of June 30, 2010	—	—	—	—

Exercisable at June 30, 2010	1,170	—	98	1,268	$9.57

No compensation expense was recorded during the three or six months ended June 30, 2010. Kforce recognized compensation expense of $56 and $112 during the three and six months ended June 30, 2009, respectively. As of June 30, 2010, there was no unrecognized compensation cost related to stock options.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest 100% three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied. There were no SARs granted in the six months ended June 30, 2010 or 2009.

The following table presents the activity for the six months ended June 30, 2010:

	# of SARs	Weighted Average Exercise Price Per SAR
Outstanding as of December 31, 2009	802	$11.07
Forfeited/Cancelled	—	—

Outstanding as of June 30, 2010	802	$11.07

Unvested awards as of June 30, 2010	—

Exercisable at June 30, 2010	802	$11.07

No compensation expense related to SARs was recorded during the three or six months ended June 30, 2010 or 2009. There was no unrecognized compensation expense related to SARs as of June 30, 2010.

Performance Accelerated Restricted Stock

Although no requirement exists, PARS are generally granted during the first quarter of each year to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the six months ended June 30, 2010 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s closing stock price exceeds the stock price at the date of grant by a pre-established percentage (which has historically approximated 50%) for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied.

PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the six months ended June 30, 2010:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	277	$13.31
Granted	1,228	$12.79
Vested	(69)	$13.31

Outstanding as of June 30, 2010	1,436	$12.87

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the derived service period, which is determined using a lattice model. The derived service period for the PARS granted during the six months ended June 30, 2010 is 3.63 years, which is subject to any acceleration provisions being met.

Kforce recognized total compensation expense related to PARS of $1,260 and $2,409 during the three and six months ended June 30, 2010, respectively. Kforce recognized total compensation expense related to PARS of $537 and $1,065 during the three and six months ended June 30, 2009, respectively. As of June 30, 2010, total unrecognized compensation expense related to PARS was $14,123, which will be recognized over a weighted average remaining period of 3.12 years.

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

RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the six months ended June 30, 2010:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	345	$9.17
Granted	163	$12.61
Vested	(64)	$9.25

Outstanding as of June 30, 2010	444	$10.42

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

During the three and six months ended June 30, 2010, Kforce recognized compensation expense related to RS of $251 and $497, respectively. Kforce recognized compensation expense related to RS of $124 and $442 for the three and six months ended June 30, 2009, respectively. As of June 30, 2010, total unrecognized compensation expense related to RS was $3,737, which will be recognized over a weighted average remaining period of 4.36 years.

Note F – Alternative Long-Term Incentive Award (“ALTI”)

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

During the quarter ended September 30, 2009, Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result of this condition being met, the ultimate annual payout for each tranche became 150% of the target. The fair value of each tranche is being recognized over the requisite service period. In January 2010, the first tranche vested and $1,346 was paid to the grantees. The vesting dates for the second and third tranche are December 29, 2010 and 2011, respectively. Kforce recognized total compensation expense related to the ALTI of $280 and $560 for the three and six months ended June 30, 2010, respectively. Kforce recognized total compensation expense related to the ALTI of $359 and $872 for the three and six months ended June 30, 2009, respectively. As of June 30, 2010 and December 31, 2009, $1,009 and $1,346, respectively, is classified in other current liabilities and $673 and $1,121, respectively, is classified in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

Note G – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the six months ended June 30, 2010:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2009	$137,912	$10,075	$147,987
Amortization of intangible assets	—	(1,221)	(1,221)
Other	—	11	11

Balance as of June 30, 2010	$137,912	$8,865	$146,777

As of June 30, 2010 and December 31, 2009, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of June 30, 2010 and December 31, 2009. All of the other intangible assets, net represented less than 5% of total assets.

As of June 30, 2010 and December 31, 2009, accumulated amortization for intangible assets was $21,810 and $20,628, respectively. The estimated remaining amortization expense is $924 for 2010, $1,178 for 2011, $1,010 for 2012, $786 for 2013 and $634 for 2014.

Note H – Reportable Segments

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

Historically, and for the three and six months ended June 30, 2010, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three and six months ended June 30, 2010 and 2009:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended June 30:
2010
Net service revenues:
Flexible billings	$129,961	$38,152	$41,066	$27,091	$236,270
Search fees	4,130	5,282	455	—	9,867

Total net service revenues	$134,091	$43,434	$41,521	$27,091	$246,137

Gross profit	$39,907	$16,626	$13,025	$8,837	$78,395
2009
Net service revenues:
Flexible billings	$111,022	$37,139	$41,509	$29,656	$219,326
Search fees	2,456	3,957	213	—	6,626

Total net service revenues	$113,478	$41,096	$41,722	$29,656	$225,952

Gross profit	$32,732	$15,591	$12,356	$10,942	$71,621
Six Months Ended June 30:
2010
Net service revenues:
Flexible billings	$246,427	$73,882	$81,095	$53,629	$455,033
Search fees	7,340	9,695	725	—	17,760

Total net service revenues	$253,767	$83,577	$81,820	$53,629	$472,793

Gross profit	$73,849	$30,840	$25,083	$16,768	$146,540
2009
Net service revenues:
Flexible billings	$225,950	$73,139	$86,111	$57,613	$442,813
Search fees	5,066	8,531	851	—	14,448

Total net service revenues	$231,016	$81,670	$86,962	$57,613	$457,261

Gross profit	$65,708	$31,525	$25,860	$20,749	$143,842

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce, our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2010.

•

Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	New Accounting Standards – a discussion of recently issued accounting standards and their potential impact on our consolidated financial statements.

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three and six months ended June 30, 2010 and 2009, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and during the six months ended June 30, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the six months ended June 30, 2010 increased 3.4% to $472.8 million from $457.3 million in the comparable period in 2009.

•	Flex revenues for the six months ended June 30, 2010 increased 2.8% to $455.0 million from $442.8 million in the comparable period in 2009.

•	Search fees for the six months ended June 30, 2010 increased 22.9% to $17.8 million from $14.4 million in the comparable period in 2009.

•

Flex gross profit margin for the three months ended June 30, 2010 increased 150 basis points to 29.0% from 27.5% for the three months ended March 31, 2010, primarily resulting from the increase in the spread between our bill and pay rates and a decrease in payroll taxes, particularly unemployment taxes.

•	Selling, general and administrative (“SG&A”) expenses as a percentage of revenue for the six months ended June 30, 2010 decreased 50 basis points to 26.9% from 27.4% in the comparable period in 2009.

•

Total outstanding borrowings under the Credit Facility as of June 30, 2010 increased $35.0 million to $38.0 million from $3.0 million on December 31, 2009, which was primarily related to the acquisition of our corporate headquarters for $28.5 million.

•	Diluted earnings per share for the six months ended June 30, 2010 increased 5.6% to $0.19 from $0.18 in the comparable period in 2009.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

Net service revenues for the three and six months ended June 30, 2010 were $246.1 million and $472.8 million, respectively, which represent an increase of 8.9% and 3.4%, respectively, over the comparable periods in 2009. These increases were primarily due to our Tech (which represents nearly 55% of our net service revenues) and FA segments, which had year-over-year increases in net service revenues for the three months ended June 30, 2010 of 18.2 % and 5.7%, respectively, and 9.8% and 2.3%, respectively, for the six months ended June 30, 2010.

In addition, Flex gross profit margin decreased 60 basis points to 29.0% as compared to 29.6% for the three months ended June 30, 2010 and 2009, respectively, and decreased 90 basis points to 28.3% as compared to 29.2% for the six months ended June 30, 2010 and 2009, respectively. These decreases were primarily attributable to the compression in the spread between our bill and pay rates as well as higher payroll taxes, particularly unemployment taxes. Flex gross profit margin increased 150 basis points to 29.0% for the three months ended June 30, 2010 on a sequential basis. This increase was driven by improvements in the spread between our bill and pay rates as well as lower payroll taxes, which are traditionally higher in the first quarter of each fiscal year. SG&A expenses as a percentage of net service revenues were 26.9% for both the three and six months ended June 30, 2010 as compared to 27.5% and 27.4% for the three and six months ended June 30, 2009, respectively.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which has seen significant increases during the six months ended June 30, 2010 over comparable periods in 2009 based on data published by the Bureau of Labor Statistics (“BLS”). In addition, the penetration rate (the percentage of temporary staffing to total employment) has also increased significantly over this same time period. Consistent with certain economic data indicating the U.S. economy has begun to improve, management remains cautiously optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. Consistent with this trend and our cautious optimism, we have seen recent increases in Search activity and Flex gross margins. Search revenue increased 48.9% and 22.9% for the three and six months ended June 30, 2010 as compared to the comparable periods in 2009. In addition, Search revenue increased 25.0% in the second quarter of 2010 as compared to the first quarter of 2010. We believe these increases reflect clients rebuilding staff after significant reductions during 2008 and 2009. As discussed above, Flex gross profit margin increased 150 basis points to 29.0% in the second quarter of 2010 as compared to the first quarter of 2010.

We believe that initiatives undertaken during the last several years, such as restructuring both our back office and our field operations, and upgrading our corporate systems and other technology, have increased our operating efficiencies and have also enabled us to be more responsive to our clients. We expect to continue to invest in our infrastructure as we enter what we believe to be the next positive economic cycle, in order to support the expected future growth in our business. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. In addition, during the recent economic down cycle, our management team focused significant efforts on further developing and refining our National Recruiting Center (“NRC”) in support of our field teams and our Strategic Account focus. We believe that our diversified portfolio of service offerings, which are primarily domestic, will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Service Revenues by Segment:
Tech	54.5%	50.2%	53.7%	50.5%
FA	17.6	18.2	17.7	17.9
HLS	16.9	18.5	17.3	19.0
GS	11.0	13.1	11.3	12.6

Net service revenues	100.0%	100.0%	100.00%	100.00%

Revenue by Time:
Flex	96.0%	97.1%	96.2%	96.8%
Search	4.0	2.9	3.8	3.2

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	31.9%	31.7%	31.0%	31.5%
Selling, general and administrative expenses	26.9%	27.5%	26.9%	27.4%
Depreciation and amortization	1.3%	1.3%	1.3%	1.3%
Income before income taxes	3.6%	2.8%	2.7%	2.6%
Net income	2.1%	1.7%	1.7%	1.5%

The following table details net service revenues for Flex and Search revenue by segment and changes from the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech
Flex	$129,961	17.1%	$111,022	$246,427	9.1%	$225,950
Search	4,130	68.2%	2,456	7,340	44.9%	5,066

Total Tech	$134,091	18.2%	$113,478	$253,767	9.8%	$231,016

FA
Flex	$38,152	2.7%	$37,139	$73,882	1.0%	$73,139
Search	5,282	33.5%	3,957	9,695	13.6%	8,531

Total FA	$43,434	5.7%	$41,096	$83,577	2.3%	$81,670

HLS
Flex	$41,066	(1.1)%	$41,509	$81,095	(5.8)%	$86,111
Search	455	113.6%	213	725	(14.8)%	851

Total HLS	$41,521	(0.5)%	$41,722	$81,820	(5.9)%	$86,962

GS
Flex	$27,091	(8.6)%	$29,656	$53,629	(6.9)%	$57,613
Search	—	—	—	—	—	—

Total GS	$27,091	(8.6)%	$29,656	$53,629	(6.9)%	$57,613

Total Flex	$236,270	7.7%	$219,326	$455,033	2.8%	$442,813
Total Search	9,867	48.9%	6,626	17,760	22.9%	14,448

Total Revenue	$246,137	8.9%	$225,952	$472,793	3.4%	$457,261

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. For each of the three months ended June 30, 2010 and 2009, there were 64 billing days.

For Tech and FA, Kforce experienced Flex revenue increases for both the three and six months ended June 30, 2010 as compared to the comparable periods in 2009 while Flex revenues for HLS and GS declined for both the three and six months ended June 30, 2010 as compared to the comparable periods in 2009.

Flex revenues for our largest segment, Tech, have been relatively strong compared to the beginning stages of previous economic recoveries, which we believe is primarily a result of our great people, the candidate skill sets that are in demand, and our operating model. We believe that this model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This operating model includes our NRC, which we believe has been effective in increasing the quality and speed of delivery to our clients, particularly our Strategic Accounts. We also believe that unlike the late 1990s and early 2000s, our customers generally did not over-hire during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which occurred prior to the economic downturn in the early 2000s, which decreased demand for our Tech segment, developed prior to the most recent downturn. Flex revenues for our Tech segment increased 11.6% during the three months ended June 30, 2010 as compared to the three months ended March 31, 2010.

Our FA segment experienced an increase in net service revenues of 5.7 % and 2.3% during the three and six months ended June 30, 2010 as compared to the same period in 2009. According to a recent Staffing Industry Analysts (“SIA”) report, the 2010 growth estimate for the overall finance and accounting segment is 5%.

The Clinical Research business within our HLS segment experienced a decrease in activity during the three and six months ended June 30, 2010 as compared to 2009, which we believe reflected the cost-cutting initiatives of large pharmaceutical companies as well as delays in hiring activity resulting from several mergers within this sector. The Healthcare business within our HLS segment, which primarily consists of professionals providing medical coding and transcription services to hospitals and other healthcare facilities, saw its Flex revenues impacted by declining trends in hospital census and the declining use of traveling medical coders. Flex revenues for our HLS segment increased 2.6% during the three months ended June 30, 2010 as compared to the three months ended March 31, 2010 and decreased 1.1% as compared to the three months ended June 30, 2009.

Our GS segment experienced declining results for the three and six months ended June 30, 2010 compared to 2009, which is primarily a result of the macro-economic environment and political landscape. Since the change in the administration took place, our GS segment has been impacted by delays in the timing of project awards as well as a continuing trend by the Federal government to in-source certain functions in an attempt to reduce expenditures. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2009, approximately 60% (expressed as a percentage of 2009 revenues) of our GS segment’s contracts were subject to the re-compete process. Historically, we have been successful in retaining contracts subject to the re-compete process although there can be no assurances that we will be as successful in the future. In 2010, management has refocused their efforts on business development activities as the number of re-competes and the resources consumed related to the re-compete process have returned to normal levels. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are customers of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in 000’s)	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	2,065	16.9%	1,766	3,914	9.6%	3,572
FA	1,157	5.6	1,096	2,249	4.9	2,144
HLS	491	(5.4)	519	974	(6.7)	1,044
GS	301	(9.6)	333	587	(9.3)	647

Total hours	4,014	8.1%	3,714	7,724	4.3%	7,407

The changes in billable expenses, which are included as a component of net services revenues are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	$1,374	54.2%	$891	$2,380	31.2%	$1,814
FA	53	71.0	31	117	27.2	92
HLS	3,731	5.9	3,524	6,878	(9.3)	7,583
GS	131	(55.7)	296	144	(77.6)	644

Total billable expenses	$5,289	11.5%	$4,742	$9,519	(6.1)%	$10,133

Search Fees. The primary drivers of Search fees are the number of permanent placements and the average placement fee. Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. Search revenue increased 48.9% and 22.9% for the three and six months ended June 30, 2010, respectively, and increased 25.0% sequentially for the second quarter over the first quarter of 2010. We believe these increases reflect clients rebuilding staff after significant reductions during 2008 and 2009. Over the last several years, Kforce has aligned the Search business more closely with its Flex business to more efficiently meet customer needs and reduce the impact of the volatile nature of the Search business as well as reduce the costs that must be invested in establishing and maintaining the workforce.

Total placements for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	275	53.6%	179	499	36.0%	367
FA	453	20.2	377	850	16.4	730
HLS	23	21.1	19	42	(33.3)	63

Total placements	751	30.6%	575	1,391	19.9%	1,160

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	$14,990	9.3%	$13,709	$14,708	6.5%	$13,814
FA	11,665	11.1	10,503	11,404	(2.4)	11,685
HLS	19,858	77.2	11,208	17,295	28.1	13,501

Total average placement fee	$13,134	14.0%	$11,526	$12,767	2.5%	$12,457

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	29.8%	3.5%	28.8%	29.1%	2.5%	28.4%
FA	38.3%	1.1	37.9%	36.9%	(4.4)	38.6%
HLS	31.4%	6.1	29.6%	30.7%	3.4	29.7%
GS	32.6%	(11.7)	36.9%	31.3%	(13.1)	36.0%

Total gross profit percentage	31.9%	0.6%	31.7%	31.0%	(1.6)%	31.5%

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

The increase in Search gross profit for the three months ended June 30, 2010, compared to the same period in 2009, was $3.2 million, composed of a $2.1 million increase in volume and a $1.1 million increase in rate. The increase in Search gross profit for the six months ended June 30, 2010, compared to the same period in 2009, was $3.3 million, composed of a $2.9 million increase in volume and a $0.4 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	27.5%	0.7%	27.3%	27.0%	0.7%	26.8%
FA	29.7%	(5.1)	31.3%	28.6%	(8.9)	31.4%
HLS	30.6%	4.4	29.3%	30.0%	3.4	29.0%
GS	32.6%	(11.7)	36.9%	31.3%	(13.1)	36.0%

Total Flex gross profit percentage	29.0%	(2.0)%	29.6%	28.3%	(3.1)%	29.2%

The increase in Flex gross profit for the three months ended June 30, 2010, compared to the same period in 2009, was $3.5 million, composed of a $5.2 million increase in volume and a $1.7 million decrease in rate. The decrease in Flex gross profit for the six months ended June 30, 2010, compared to the same period in 2009, was $0.6 million, composed of a $5.4 million increase in volume and a $6.0 million decrease in rate.

The Flex gross profit percentage was negatively impacted during the three and six months ended June 30, 2010 as compared to the same periods in 2009 by the macro-economic environment and the compression that occurred in the Flex Rate, which is primarily due to the lag in Kforce’s ability to increase pay rates as quickly as bill rates increase. Additionally, payroll taxes, particularly unemployment taxes, have risen in recent years and may continue to rise and negatively impact Flex gross profit. The decrease in Flex gross profit percentage in our FA segment during the three and six months ended June 30, 2010 was also impacted by a shift in Flex hours to clients with higher volume and lower gross margins.

Flex gross profit margin increased 150 basis points to 29.0% for the three months ended June 30, 2010 on a sequential basis. This increase was driven by improvements in the spread between our bill and pay rates as well as lower payroll taxes, which are traditionally higher in the first quarter of each fiscal year because of the disproportionate impact of payroll taxes in the first quarter. An increase in the spread between bill and pay rates is typically seen as economic growth reemerges and demand for staffing increases.

Selling, General and Administrative Expenses (“SG&A”). For the three and six months ended June 30, 2010, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 83.4% and 82.7%, respectively, as compared to 80.7% and 81.7% in the comparable periods in 2009. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30:

(in $000’s)	2010	% of Revenue	2009	% of Revenue
Three Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$55,256	22.4%	$50,131	22.2%
Other	10,966	4.5	11,953	5.3

Total SG&A	$66,222	26.9%	$62,084	27.5%

Six Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$105,176	22.2%	$102,508	22.4%
Other	21,986	4.7	22,986	5.0

Total SG&A	$127,162	26.9%	$125,494	27.4%

SG&A as a percentage of net service revenues decreased 60 and 50 basis points for the three and six months ended June 30, 2010, respectively, as compared to the comparable periods in 2009.

For the three months ended June 30, 2010, the decrease was primarily attributable to the following:

•

Increase in commission expense of 0.3% of net service revenues, which was primarily attributable to a higher estimated annual effective commission rate as a result of the significant increase in Search fees, which has a higher commission rate.

•

Decrease in lease expense of 0.3% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters during May 2010, which eliminated any future lease expense relating to this location.

•

Decrease related to an impairment charge of $0.9 million, or 0.4% of net service revenues, recognized during the three months ended June 30, 2009 related to a trade name acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. (“Hall Kinion”).

•

Decrease in insurance expense of 0.2% of net service revenues, which was primarily related to a decrease in the cost of providing workers’ compensation insurance to our employees as a result of a significant amount of claims activity in the second quarter of 2009 as compared to 2010.

For the six months ended June 30, 2010, the decrease was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 0.2% of net service revenues, which was primarily related to a decrease in the cost of providing health insurance to our employees as a result of less claims activity during the six months ended June 30, 2010. This decrease was partially offset by an increase in salaries and wages due to continued investments in our Strategic Accounts team and NRC as well as increases in non-cash compensation attributable to our stock-based compensation.

•

Decrease in lease expense of 0.2% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters in May 2010, which eliminated any future lease expense relating to this location.

•

Decrease related to an impairment charge of $0.9 million, or 0.2% of net service revenues, recognized during the three months ended June 30, 2009 related to a trade name acquired in the 2004 acquisition of Hall Kinion.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Fixed asset depreciation	$860	6.8%	$805	$1,610	(2.7)%	$1,654
Capital lease asset depreciation	467	(12.4)	533	929	(15.2)	1,095
Capitalized software amortization	1,238	13.6	1,090	2,353	7.9	2,181
Intangible asset amortization	572	25.2	457	1,221	22.7	995

Total depreciation and amortization	$3,137	8.7%	$2,885	$6,113	3.2%	$5,925

As a result of the acquisition of Kforce’s corporate headquarters in May 2010, fixed asset depreciation is anticipated to increase by $0.5 million for the remainder of 2010 and $1.0 million for each of the fiscal years ending December 31, 2011, 2012, 2013, and 2014.

Other Expense, Net. Other expense, net was $0.3 million for both the three months ended June 30, 2010 and 2009, respectively, and $0.6 million for both the six months ended June 30, 2010 and 2009, respectively. Other expense, net consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense. Income tax expense as a percentage of income before taxes (our “effective rate”) for the six months ended June 30, 2010 and 2009 was 37.8% and 40.1%, respectively. The decrease in Kforce’s effective rate for the six months ended June 30, 2010 is primarily a result of an increase in forecasted pre-tax net income for 2010 and the impact of unrealized foreign exchange gains and losses attributable to our operations in the Philippines, which impacted the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. Kforce had $79.5 million and $57.9 million in working capital as of June 30, 2010 and December 31, 2009, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 2.0 and 1.7 as of June 30, 2010 and December 31, 2009, respectively.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30:

	2010	2009
Cash provided by (used in):
Operating activities	$(2,830)	$16,838
Investing activities	(34,707)	(2,727)
Financing activities	35,135	(14,304)

Decrease in cash and cash equivalents	$(2,402)	$(193)

Operating Activities

The significant variations in cash provided by (used in) operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009. For the six months ended June 30, 2010, cash used in operating activities primarily resulted from the increase in trade receivables, net due to the increase in net service revenues and the timing of collections. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the six months ended June 30, 2010 and 2009 were $32.6 million and $1.9 million, respectively, which exclude equipment acquired under capital leases. The increase in cash used for capital expenditures during the six months ended June 30, 2010 as compared to 2009 was primarily the result of the acquisition of our corporate headquarters in the second quarter of 2010 for a total purchase price, including acquisition related costs, of $28.9 million.

Over the next 6 to 9 months we expect to continue to invest in our infrastructure in order to support the expected future growth in our business, as we believe that we are currently in the beginning stage of the next positive economic cycle. We believe that these investments will, among other things, improve the performance and profitability of our associates and increase: (i) the efficiency and effectiveness of our delivery activities; (ii) the satisfaction of our customers; and (iii) the effectiveness of our incentive compensation programs. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future.

Financing Activities

There were no open market repurchases of common stock during the six months ended June 30, 2010 or 2009.

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

As of June 30, 2010, there was $38.0 million outstanding and $53.9 million available under the Credit Facility. The increase in the cash provided by financing activities for the six months ended June 30, 2010 as compared to 2009 was primarily the result of the acquisition of our corporate headquarters in the second quarter of 2010 for a total purchase price, including acquisition related costs, of $28.9 million. In order to reduce the overfunding that existed within our nonqualified deferred compensation plan and more effectively utilize the Firm’s cash resources, Kforce borrowed and received $5.0 million on July 19, 2010 against the cash surrender value of its corporate-owned life insurance policies. Kforce utilized the proceeds of the loan to reduce outstanding borrowings under the Credit Facility. Kforce is not obligated to repay the loan or any interest that is associated with the loan, which is expected to be insignificant. As of August 2, 2010, there was $37.0 million outstanding and $55.9 million available under the Credit Facility.

Contractual Obligations and Commitments

There have been no material changes in the contractual obligations and commitments table previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2009, except the effects of the following item:

•

As disclosed in Note B, Acquisition of Corporate Headquarters, of the Notes to the Unaudited Condensed Consolidated Financial Statements, future minimum lease payments previously associated with our corporate headquarters, which Kforce is no longer obligated to make, were $1,463 remaining in 2010, $2,566 in 2011, $2,643 in 2012, $2,723 in 2013, $2,804 in 2014, and $5,042 thereafter.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At June 30, 2010, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.9 million and for facility lease deposits totaling $0.2 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2009, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $72.5 million remained available for future repurchases. During the six months ended June 30, 2010, Kforce repurchased approximately 87.2 thousand shares of common stock for minimum income tax withholding requirements associated with stock option exercises and the vesting of restricted stock awards at a total cost of $1.3 million. There were no open market repurchases of common stock during the six months ended June 30, 2010. As of June 30, 2010, $71.2 million remains available for future repurchases.

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

As of June 30, 2010, we had $38.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.58% at June 30, 2010. A hypothetical 10% increase in interest rates in effect at June 30, 2010 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the six months ended June 30, 2010, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

No new legal proceedings that are likely to have a material adverse impact on Kforce, and no material developments with respect to existing legal proceedings, occurred during the six months ended June 30, 2010.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the six months ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	15,575	$12.50	15,575	$72,266,514
February 1, 2010 to February 28, 2010	19,293	$13.90	19,293	$71,998,344
March 1, 2010 to March 31, 2010	51,355	$15.91	51,355	$71,181,044
April 1, 2010 to April 30, 2010	—	$—	—	$71,181,044
May 1, 2010 to May 31, 2010	957	$14.03	957	$71,167,617
June 1, 2010 to June 30, 2010	—	$—	—	$71,167,617

Total	87,180	$14.84	87,180	$71,167,617

(1)	All of the shares reported above as purchased are attributable to shares withheld to cover statutory minimum tax withholding requirements pertaining to stock options exercises and the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: August 4, 2010	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2010	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)