Form 10-Q
period 2010-09-30
KFORCE  INC
filed 2010-11-02
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 1, 2010, was 39,555,900.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2010

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Flexible billings	$248,960	$221,722	$703,993	$664,535
Search fees	10,559	6,551	28,319	20,999

Net service revenues	259,519	228,273	732,312	685,534
Direct costs of services	176,054	155,957	502,307	469,376

Gross profit	83,465	72,316	230,005	216,158
Selling, general and administrative expenses	69,321	65,129	196,483	190,623
Depreciation and amortization	3,236	2,829	9,349	8,754

Income from operations	10,908	4,358	24,173	16,781
Other expense, net	387	272	1,030	896

Income before income taxes	10,521	4,086	23,143	15,885
Income tax expense	4,077	1,814	8,847	6,545

Net income	6,444	2,272	14,296	9,340
Other comprehensive income (loss):
Defined benefit pension and postretirement plans, net of tax	15	5	46	(260)

Comprehensive income	$6,459	$2,277	$14,342	$9,080

Earnings per share – basic	$0.16	$0.06	$0.36	$0.24
Earnings per share – diluted	$0.16	$0.06	$0.35	$0.24

Weighted average shares outstanding – basic	39,523	38,525	39,429	38,329
Weighted average shares outstanding – diluted	40,384	39,403	40,374	39,166

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$454	$2,812
Trade receivables, net of allowances of $5,491 and $6,604, respectively	154,160	123,144
Income taxes receivable	2,528	246
Deferred tax asset, net	5,210	6,011
Prepaid expenses and other current assets	6,049	4,924

Total current assets	168,401	137,137
Fixed assets, net	38,576	11,407
Other assets, net	30,522	32,914
Deferred tax asset, net	9,208	10,380
Intangible assets, net	8,164	10,075
Goodwill	138,078	137,912

Total assets	$392,949	$339,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$28,010	$25,437
Accrued payroll costs	60,750	50,690
Other current liabilities	2,605	2,807
Income taxes payable	274	279

Total current liabilities	91,639	79,213
Long-term debt – credit facility	20,000	3,000
Long-term debt – other	2,301	1,784
Other long-term liabilities	31,346	29,103

Total liabilities	145,286	113,100

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 63,892 and 63,281 issued, respectively	639	633
Additional paid-in capital	348,090	338,890
Accumulated other comprehensive loss	(1,167)	(1,213)
Retained earnings	55,641	41,345
Treasury stock, at cost; 24,347 and 24,176 shares, respectively	(155,540)	(152,930)

Total stockholders’ equity	247,663	226,725

Total liabilities and stockholders’ equity	$392,949	$339,825

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended September 30, 2010
Common stock – shares:
Shares at beginning of period	63,281
Issuance of restricted stock	151
Exercise of stock options	460

Shares at end of period	63,892

Common stock – par value:
Balance at beginning of period	$633
Issuance of restricted stock	1
Exercise of stock options	5

Balance at end of period	$639

Additional paid-in capital:
Balance at beginning of period	$338,890
Issuance of restricted stock	(2)
Exercise of stock options	3,127
Income tax benefit from restricted stock and stock option exercises	1,538
Stock-based compensation expense	4,537

Balance at end of period	$348,090

Accumulated other comprehensive loss:
Balance at beginning of period	$(1,213)
Pension and postretirement plans, net of tax	46

Balance at end of period	$(1,167)

Retained earnings:
Balance at beginning of period	$41,345
Net income	14,296

Balance at end of period	$55,641

Treasury stock – shares:
Shares at beginning of period	24,176
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	87
Shares tendered in payment of the exercise price of stock options	84

Shares at end of period	24,347

Treasury stock – cost :
Balance at beginning of period	$(152,930)
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(1,294)
Shares tendered in payment of the exercise price of stock options	(1,316)

Balance at end of period	$(155,540)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$14,296	$9,340
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	1,777	1,164
Depreciation and amortization	9,349	8,754
Stock-based compensation	4,537	5,958
Recovery of bad debts on accounts receivable and fallouts	(1,232)	(569)
Pension and postretirement benefit plans expense	3,021	1,664
Alternative long-term incentive award	841	1,850
Deferred compensation liability increase, net	1,038	2,544
Tax benefit attributable to stock-based compensation	1,538	1,210
Excess tax benefit attributable to stock-based compensation	(1,051)	(906)
Gain on cash surrender value of company-owned life insurance	(166)	(1,770)
Intangible asset impairment charge	—	870
Other, net	361	131
(Increase) decrease in operating assets:
Trade receivables, net	(29,784)	4,471
Income tax refund receivable	(2,283)	(1,997)
Prepaid expenses and other current assets	(1,124)	(873)
Other assets, net	(300)	1
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	2,852	(1,194)
Accrued payroll costs	10,060	4,704
Income taxes payable	(6)	(4,133)
Other long-term liabilities	(863)	283

Cash provided by operating activities	12,861	31,502

Cash flows from investing activities:
Capital expenditures	(34,639)	(2,888)
Proceeds from borrowings against cash surrender value of company-owned life insurance policies, net of premiums paid	2,273	(2,751)
Acquisitions, net of cash received	—	(160)
Proceeds from escrow account	—	1,170
Other	273	90

Cash used in investing activities	(32,093)	(4,539)

Cash flows from financing activities:
Proceeds from bank line of credit	344,930	244,337
Payments on bank line of credit	(327,930)	(269,569)
Payment of capital expenditure financing	(1,421)	(1,453)
Short-term vendor financing	(278)	15
Excess tax benefit attributable to stock-based compensation	1,051	906
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	1,816	999
Shares repurchased for minimum tax withholding on restricted stock and stock option exercises	(1,294)	(2,359)

Cash provided by (used in) financing activities	16,874	(27,124)

Decrease in cash and cash equivalents	(2,358)	(161)

Cash and cash equivalents at beginning of period	2,812	660

Cash and cash equivalents at end of period	$454	$499

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$7,949	$10,076
Interest, net	$576	$679
Non-Cash Transaction Information:
Employee stock purchase plan	$—	$586
Shares tendered in payment of the exercise price of stock options	$1,316	$1,600
Equipment acquired under capital lease	$1,905	$744

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on a temporary basis and also provides permanent placement services. Kforce operates through its corporate headquarters in Tampa, Florida and its 64 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for the nine months ended September 30, 2010 and are included in our Tech segment.

Kforce serves Fortune 1000 companies, the Federal government, state and local governments, local and regional companies, and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2010, our results of operations and cash flows for the nine months ended September 30, 2010. The data in the condensed consolidated balance sheet as of December 31, 2009 was derived from our audited consolidated balance sheet as of December 31, 2009, as presented in our 2009 Annual Report on Form 10-K.

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

In addition to its wholly-owned subsidiaries, the condensed consolidated financial statements of Kforce also include its 49% interest in a joint venture, which was acquired in the 2008 acquisition of RDI Systems, Inc., d/b/a dNovus RDI (“RDI” or “dNovus”). This joint venture is recorded as an investment in an unconsolidated entity and is accounted for under the equity method of accounting. Kforce’s equity in the earnings of its equity method investment is recorded as income with a corresponding increase in the investment with distributions received reducing the investment. This investment had an insignificant effect on the accompanying unaudited condensed consolidated financial statements for all periods presented.

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

Accounts Receivable Reserves

Kforce establishes its reserves for expected credit losses, fallouts, early payment discounts and revenue adjustments based on past experience and expectations of future activity. Specific to our allowance for doubtful accounts, which comprises approximately 80% of our overall accounts receivable reserves, Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off by Kforce after all collection efforts have been exhausted. The allowance as a percentage of gross accounts receivable was 3.4% and 5.1% as of September 30, 2010 and December 31, 2009, respectively.

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

•

Revenue for time and materials contracts, which accounted for approximately 67% of this segment’s revenue for the nine months ended September 30, 2010, is recorded based on contractually-established billing rates at the time services are provided.

•

Revenue on fixed-price contracts is recognized on the basis of the estimated percentage-of-completion. Approximately 26% of this segment’s revenue for the nine months ended September 30, 2010, is recognized under this method. Progress towards completion is typically measured based on achievement of specified contract milestones, or other measures of progress when available, or based on costs incurred as a proportion of estimated total costs. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

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

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If a long-lived asset is considered to be impaired, the impairment charge recognized is the amount by which the carrying amount of the asset exceeds its fair value. There were no impairment charges recorded during the nine months ended September 30, 2010 or 2009.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists, or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered factors, including continued economic developments and the overall macro-economic environment, and determined that there were no triggering events necessitating an interim review of the carrying value of our goodwill. There were no goodwill-related impairment charges recorded during the nine months ended September 30, 2010 or 2009.

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

During the nine months ended September 30, 2009, Kforce recognized an impairment charge of $870 related to a trade name that was acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. There were no impairment charges related to identifiable intangible assets recorded during the nine months ended September 30, 2010.

Capitalized Software

Kforce purchases, occasionally develops, and implements new computer software to enhance the performance of our Firm-wide technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $1,405 and $3,656 during the three and nine months ended September 30, 2010, respectively, compared to $558 and $1,278 during the three and nine months ended September 30, 2009, respectively. Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

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

Business Combinations

Kforce utilizes the acquisition method in accounting for acquisitions whereby the amount of purchase price that exceeds the fair value of the acquired assets and assumed liabilities is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value, whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

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

The following table sets forth the computation of basic and diluted earnings per share from operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$6,444	$2,272	$14,296	$9,340

Denominator:
Weighted average shares outstanding – basic	39,523	38,525	39,429	38,329
Common stock equivalents	861	878	945	837

Weighted average shares outstanding – diluted	40,384	39,403	40,374	39,166

Earnings per share – basic	$0.16	$0.06	$0.36	$0.24
Earnings per share – diluted	$0.16	$0.06	$0.35	$0.24

For the three and nine months ended September 30, 2010, total weighted average awards to purchase or receive 33 and 88 shares of common stock, respectively, were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect. For the three and nine months ended September 30, 2009, total weighted average awards to purchase or receive 2,071 and 2,567 shares of common stock, respectively, were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect.

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

Comprehensive Income

Accumulated other comprehensive income (loss) represents the net after-tax impact of unrecognized actuarial gains and losses related to (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our international Philippine operations. Because each of these plans is unfunded as of September 30, 2010, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring their associated obligation as of year-end, or at an interim date if any re-measurement is necessary. This information is provided in our unaudited condensed consolidated statements of operations and comprehensive income.

Subsequent Events

Kforce considers events that occur after the balance sheet date but before the financial statements are issued to determine appropriate accounting and disclosure for those events. We evaluated all events or transactions that occurred subsequent to September 30, 2010 and through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to September 30, 2010 but prior to the filing of this report that would have a material impact on our unaudited condensed consolidated financial statements.

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

Upon the closing of the transaction, all lease agreements and amendments related to our corporate headquarters were immediately terminated. The future minimum lease payments previously associated with our corporate headquarters, which Kforce is no longer obligated to make and which were included along with certain other lease payments in Note 15, Commitments and Contingencies, of our Annual Report on Form 10-K for the year ended December 31, 2009, were $636 remaining in 2010, $2,566 in 2011, $2,643 in 2012, $2,723 in 2013, $2,804 in 2014, and $5,042 thereafter.

Note C – Commitments and Contingencies

Litigation

As disclosed in our previous filings with the SEC, Kforce is a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. During the quarter ended September 30, 2010, the parties participated in mediation and have reached a settlement, subject to Court approval, in the amount of $1,850, which has been recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated financial statements. We cannot provide any assurance that the settlement will be approved by the Court.

In the ordinary course of its business, Kforce is threatened with litigation or named as a defendant in various lawsuits and administrative proceedings. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, its cash flows or its financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an employee is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2010 would be approximately $56,009 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good cause following a change in control, and would be approximately $19,000 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good cause in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note D – Employee Benefit Plans

Deferred Compensation Plan

Kforce has a Non-Qualified Deferred Compensation Plan and a Kforce Non-Qualified Deferred Compensation Government Practice Plan, pursuant to which eligible management and highly compensated key employees, as defined by U.S. Internal Revenue Service regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At September 30, 2010 and December 31, 2009, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $1,840 and $1,049, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $17,084 and $15,759 as of September 30, 2010 and December 31, 2009, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability.

During July 2010, Kforce received approximately $5.0 million as borrowings against the cash surrender value of its corporate-owned life insurance policies. Kforce is not obligated to repay the loan or any interest that is associated with the loan, which is expected to be insignificant. The cash surrender values of these company-owned life insurance policies, $18,372 (net of policy loans of approximately $4,518) and $20,478 at September 30, 2010 and December 31, 2009, respectively, are classified in other assets, net in the accompanying unaudited condensed consolidated balance sheets.

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

The following represents the components of net periodic benefit cost for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$38	$16	$77	$47
Interest cost	25	10	51	31
Amortization of actuarial gain	(4)	(5)	(13)	(15)

Net periodic benefit cost	$59	$21	$115	$63

The net periodic benefit cost recognized for the three and nine months ended September 30, 2010 was based upon the actuarial valuation at the beginning of the fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2009 and 2008, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 10.3% and 11.1%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2009 and 2008 was 6.5% and was based on historical compensation increases as well as future expectations. The Company applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age.

As of September 30, 2010 and December 31, 2009, the projected benefit obligation associated with our foreign defined benefit pension plan was $574 and $446, respectively, which is classified in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

The following represents the components of net periodic benefit cost for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$756	$566	$2,268	$1,700
Interest cost	98	64	296	192
Amortization of actuarial loss	21	—	62	—
Curtailment gain	—	—	—	(279)

Net periodic benefit cost	$875	$630	$2,626	$1,613

The net periodic benefit cost recognized for the three and nine months ended September 30, 2010 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2009. During the nine months ended September 30, 2009, Kforce recognized a curtailment gain of $279 as a result of the termination of an executive officer. There is no requirement for Kforce to fund the SERP and no contributions were made to the plan during the nine months ended September 30, 2010. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2010.

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

The following represents the components of net periodic postretirement benefit cost for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$77	$36	$232	$108
Interest cost	7	8	20	26
Amortization of actuarial loss	1	—	2	—
Curtailment gain	—	—	—	(180)

Net periodic benefit cost	$85	$44	$254	$(46)

The net periodic postretirement benefit cost recognized for the three and nine months ended September 30, 2010 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2009. During the nine months ended September 30, 2009, Kforce recognized a curtailment gain of $180 as a result of the termination of an executive officer.

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

The Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the nine months ended September 30, 2010:

	Employee Incentive Stock Option Plan	Non- Employee Director Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2009	2,161	31	108	2,300	$10.41
Exercised	(419)	(31)	(10)	(460)	$6.80	$3,768
Forfeited/cancelled	(598)	—	—	(598)	$14.74

Outstanding and vested as of September 30, 2010	1,144	—	98	1,242	$9.66

No compensation expense was recorded during the three or nine months ended September 30, 2010. Kforce recognized compensation expense of $15 and $127 during the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, there was no unrecognized compensation cost related to stock options.

Stock Appreciation Rights

SARs are periodically granted to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest 100% three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied. There were no SARs granted during the nine months ended September 30, 2010 or 2009.

The following table presents the activity for the nine months ended September 30, 2010:

	# of SARs	Weighted Average Exercise Price Per SAR
Outstanding as of December 31, 2009	802	$11.07
Forfeited/cancelled	—	—

Outstanding and vested as of September 30, 2010	802	$11.07

No compensation expense related to SARs was recorded during the three or nine months ended September 30, 2010 or 2009. There was no unrecognized compensation expense related to SARs as of September 30, 2010.

Performance Accelerated Restricted Stock

PARS are periodically granted to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the nine months ended September 30, 2010 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s closing stock price exceeds the stock price at the date of grant by a pre-established percentage (which has historically approximated 50%) for a period of 10 trading days, or if the Compensation Committee has determined that the criteria for acceleration are satisfied.

PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the nine months ended September 30, 2010:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	277	$13.31
Granted	1,228	$12.79
Vested	(69)	$13.31

Outstanding as of September 30, 2010	1,436	$12.87

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the derived service period, which is determined using a lattice model. The derived service period for the PARS granted during the nine months ended September 30, 2010 is 3.63 years, which is subject to any acceleration provisions being met.

Kforce recognized total compensation expense related to PARS of $1,337 and $3,745 during the three and nine months ended September 30, 2010, respectively. Kforce recognized total compensation expense related to PARS of $4,170 and $5,235 during the three and nine months ended September 30, 2009, respectively. During the quarter ended September 30, 2009, vesting was accelerated for certain awards as Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result, all unrecognized compensation expense associated with these awards was recognized during the three months ended September 30, 2009. As of September 30, 2010, total unrecognized compensation expense related to PARS was $12,787, which will be recognized over a weighted average remaining period of 2.92 years.

Restricted Stock

RS is periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met.

RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the nine months ended September 30, 2010:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2009	345	$9.17
Granted	199	$12.77
Vested	(82)	$9.36

Outstanding as of September 30, 2010	462	$10.68

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

During the three and nine months ended September 30, 2010, Kforce recognized compensation expense related to RS of $295 and $792, respectively. Kforce recognized compensation expense related to RS of $154 and $596 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, total unrecognized compensation expense related to RS was $3,915, which will be recognized over a weighted average remaining period of 3.90 years.

Note F – Alternative Long-Term Incentive Award (“ALTI”)

On January 2, 2009, Kforce granted to certain executive officers an ALTI, which was to be measured over three tranches having periods of 12, 24, and 36 months. The terms specified that ultimate annual payouts would be based on the performance of Kforce’s common stock each year relative to its peer group, as defined by the Compensation Committee, or based upon the achievement of other market conditions contained in the terms of the award. As a result, the value of the ALTI may increase or decrease based on the performance of Kforce’s common stock each year relative to its peer group.

During the quarter ended September 30, 2009, Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result of this condition being met, the ultimate annual payout for each tranche became 150% of the target. The fair value of each tranche is being recognized over the requisite service period. In January 2010, the first tranche vested and $1,346 was paid to the grantees. The vesting dates for the second and third tranche are December 29, 2010 and 2011, respectively. Kforce recognized total compensation expense related to the ALTI of $281 and $841 for the three and nine months ended September 30, 2010, respectively. Kforce recognized total compensation expense related to the ALTI of $978 and $1,850 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010 and December 31, 2009, $1,177 and $1,346, respectively, is classified in other current liabilities and $785 and $1,121, respectively, is classified in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

Note G – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the nine months ended September 30, 2010:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2009	$137,912	$10,075	$147,987
Amortization of intangible assets	—	(1,746)	(1,746)
Other	166	(165)	1

Balance as of September 30, 2010	$138,078	$8,164	$146,242

As of September 30, 2010 and December 31, 2009, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, patents, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,640 as of September 30, 2010 and December 31, 2009. All of the other intangible assets, net represented less than 5% of total assets.

As of September 30, 2010 and December 31, 2009, accumulated amortization for intangible assets was $22,520 and $20,628, respectively. The estimated remaining amortization expense is $382 for 2010, $1,110 for 2011, $943 for 2012, $752 for 2013 and $634 for 2014.

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

Historically, and for the three and nine months ended September 30, 2010, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three and nine months ended September 30, 2010 and 2009:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended September 30:
2010
Net service revenues:
Flexible billings	$137,326	$44,437	$41,007	$26,190	$248,960
Search fees	4,604	5,733	222	—	10,559

Total net service revenues	$141,930	$50,170	$41,229	$26,190	$259,519

Gross profit	$42,996	$19,446	$12,040	$8,983	$83,465
2009
Net service revenues:
Flexible billings	$114,777	$37,615	$40,167	$29,163	$221,722
Search fees	2,553	3,675	323	—	6,551

Total net service revenues	$117,330	$41,290	$40,490	$29,163	$228,273

Gross profit	$34,031	$15,267	$12,409	$10,609	$72,316
Nine Months Ended September 30:
2010
Net service revenues:
Flexible billings	$383,753	$118,319	$122,102	$79,819	$703,993
Search fees	11,944	15,428	947	—	28,319

Total net service revenues	$395,697	$133,747	$123,049	$79,819	$732,312

Gross profit	$116,845	$50,286	$37,123	$25,751	$230,005
2009
Net service revenues:
Flexible billings	$340,727	$110,754	$126,278	$86,776	$664,535
Search fees	7,619	12,206	1,174	—	20,999

Total net service revenues	$348,346	$122,960	$127,452	$86,776	$685,534

Gross profit	$99,738	$46,791	$38,270	$31,359	$216,158

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce, our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the nine months ended September 30, 2010.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three and nine months ended September 30, 2010 and 2009, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of, and during, the nine months ended September 30, 2010, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•

Net service revenues for the nine months ended September 30, 2010 increased 6.8% to $732.3 million from $685.5 million in the comparable period in 2009. For the three months ended September 30, 2010, net service revenues increased 13.7% to $259.5 million from $228.3 million in the comparable period in 2009.

•

Flex revenues for the nine months ended September 30, 2010 increased 5.9% to $704.0 million from $664.5 million in the comparable period in 2009. For the three months ended September 30, 2010, Flex revenues increased 12.3% to $249.0 million from $221.7 million in the comparable period in 2009. Flex revenues for our Tech segment, which represents approximately 55% of total Flex revenues, increased 19.6% year-over-year for the three months ended September 30, 2010 while Flex revenues for FA increased 18.1%, HLS increased 2.1% and GS decreased 10.2% over the same period.

•

Search fees for the nine months ended September 30, 2010 increased 34.9% to $28.3 million from $21.0 million in the comparable period in 2009. For the three months ended September 30, 2010, Search revenues increased 61.2% to $10.5 million from $6.6 million in the comparable period in 2009.

•

Flex gross profit margin for the three months ended September 30, 2010 increased 30 basis points to 29.3% from 29.0% sequentially. For the three months ended September 30, 2010, Flex gross profit margin decreased 40 basis points to 29.3% from 29.7% in the comparable period in 2009.

•

Selling, general and administrative (“SG&A”) expenses as a percentage of revenue for the nine months ended September 30, 2010 decreased 100 basis points to 26.8% from 27.8% in the comparable period in 2009.

•	Diluted earnings per share for the nine months ended September 30, 2010 increased 45.8% to $0.35 from $0.24 in the comparable period in 2009.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

Net service revenues for the three and nine months ended September 30, 2010 were $259.5 million and $732.3 million, respectively, which represent an increase of 13.7% and 6.8%, respectively, over the comparable periods in 2009. These increases were primarily due to our Tech (which represents approximately 55% of our net service revenues) and FA segments (which represents approximately 19% of our net service revenues), which had year-over-year increases in net service revenues for the three months ended September 30, 2010 of 21.0% and 21.5%, respectively, and 13.6% and 8.8%, respectively, for the nine months ended September 30, 2010.

Flex gross profit margin decreased 40 basis points to 29.3% as compared to 29.7% for the three months ended September 30, 2010 and 2009, respectively, and decreased 80 basis points to 28.6% as compared to 29.4% for the nine months ended September 30, 2010 and 2009, respectively. These decreases were primarily attributable to the compression in the spread between our bill and pay rates as well as higher payroll taxes, particularly unemployment taxes. However, Flex gross profit margin increased 30 basis points to 29.3% for the three months ended September 30, 2010 on a sequential basis, which was driven by improvements in the spread between our bill and pay rates and a decrease in payroll taxes. SG&A expenses as a percentage of net service revenues were 26.7% and 26.8% for the three and nine months ended September 30, 2010, respectively, as compared to 28.5% and 27.8% for the three and nine months ended September 30, 2009, respectively.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which has seen significant increases during the nine months ended September 30, 2010 over comparable periods in 2009 based on data published by the Bureau of Labor Statistics (“BLS”). While we believe the macro-employment picture continues to be relatively weak, temporary employment has expanded by 404,000 jobs since reaching a low in September 2009. In addition, the penetration rate (the percentage of temporary staffing to total employment) has increased to 1.63% in September 2010 from its low of 1.32% in August 2009. Management remains cautiously optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio. If the penetration rate of temporary staffing continues to increase, we believe that our Flex revenues can grow in a relatively modest growth macro-economic environment.

Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. Consistent with this trend, we have seen recent increases in Search activity. Search revenue increased 61.2% and 34.9% for the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009. In addition, Search revenue increased 7.0% in the third quarter of 2010 as compared to the second quarter of 2010. We believe these increases reflect clients rebuilding staff after significant reductions during 2008 and 2009. We expect this growth trend may flatten in the near term. Also consistent with this trend and our cautious optimism, Flex gross profit margins increased 30 basis points sequentially to 29.3% for the three months ended September 30, 2010 as compared to 29.0% for the three months ended June 30, 2010.

We believe that initiatives undertaken during the last several years, such as our efforts to restructure both our back office and our field operations, and upgrade our corporate systems and other technology, have increased our operating efficiencies and have also enabled us to be more responsive to our clients. We expect to continue to invest in our infrastructure as we believe that we are currently in the beginning stage of the next positive economic cycle, in order to support the expected future growth in our business. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. In addition, during the recent economic down cycle, our management team focused significant efforts on further developing and optimizing our National Recruiting Center (“NRC”) in support of our field teams and our Strategic Account focus. We believe that our diversified portfolio of service offerings, which are primarily domestic, will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Service Revenues by Segment:
Tech	54.7%	51.4%	54.0%	50.8%
FA	19.3	18.1	18.3	17.9
HLS	15.9	17.7	16.8	18.6
GS	10.1	12.8	10.9	12.7

Net service revenues	100.0%	100.0%	100.00%	100.00%

Revenue by Time:
Flex	95.9%	97.1%	96.1%	96.9%
Search	4.1	2.9	3.9	3.1

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	32.2%	31.7%	31.4%	31.5%
Selling, general and administrative expenses	26.7%	28.5%	26.8%	27.8%
Depreciation and amortization	1.2%	1.2%	1.3%	1.3%
Income before income taxes	4.1%	1.8%	3.2%	2.3%
Net income	2.5%	1.0%	2.0%	1.4%

The following table details net service revenues for Flex and Search revenue by segment and changes from the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech
Flex	$137,326	19.6%	$114,777	$383,753	12.6%	$340,727
Search	4,604	80.3%	2,553	11,944	56.8%	7,619

Total Tech	$141,930	21.0%	$117,330	$395,697	13.6%	$348,346

FA
Flex	$44,437	18.1%	$37,615	$118,319	6.8%	$110,754
Search	5,733	56.0%	3,675	15,428	26.4%	12,206

Total FA	$50,170	21.5%	$41,290	$133,747	8.8%	$122,960

HLS
Flex	$41,007	2.1%	$40,167	$122,102	(3.3)%	$126,278
Search	222	(31.3)%	323	947	(19.3)%	1,174

Total HLS	$41,229	1.8%	$40,490	$123,049	(3.5)%	$127,452

GS
Flex	$26,190	(10.2)%	$29,163	$79,819	(8.0)%	$86,776
Search	—	—	—	—	—	—

Total GS	$26,190	(10.2)%	$29,163	$79,819	(8.0)%	$86,776

Total Flex	$248,960	12.3%	$221,722	$703,993	5.9%	$664,535
Total Search	10,559	61.2%	6,551	28,319	34.9%	20,999

Total Revenue	$259,519	13.7%	$228,273	$732,312	6.8%	$685,534

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. For each of the three months ended September 30, 2010 and 2009, there were 64 billing days. In the three months ended December 31, 2010, we expect to have 61 billing days.

Flex revenues for our largest segment, Tech, have been relatively strong compared to the beginning stages of previous economic recoveries, which we believe is primarily a result of the candidate skill sets that are in demand, our great people and our operating model. We believe that this model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This operating model includes our NRC, which we believe has been effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We also believe that unlike the late 1990s and early 2000s, our customers generally did not over-hire during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which occurred prior to the economic downturn in the early 2000s, which decreased demand for our Tech segment, developed prior to the most recent downturn. Flex revenues for our Tech segment increased 5.7% sequentially during the three months ended September 30, 2010 and increased 19.6% as compared to the three months ended September 30, 2009.

Our FA segment experienced an increase in net service revenues of 21.5% and 8.8% during the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009. According to a recent Staffing Industry Analysts report, the 2010 growth estimate for the overall finance and accounting segment is 5%.

The Clinical Research business within our HLS segment experienced a decrease in activity during the three and nine months ended September 30, 2010 as compared to 2009, which we believe reflects the wind down of a large project and also the cost-cutting initiatives of large pharmaceutical companies and delays in hiring activity resulting from several mergers within this sector. The Health Information Management business within our HLS segment, which primarily consists of professionals providing medical coding and transcription services to hospitals and other healthcare facilities, has seen its Flex revenues impacted by declining trends in hospital census and the declining use of traveling medical coders. Flex revenues for our HLS segment remained relatively flat during the three months ended September 30, 2010 as compared to the three months ended June 30, 2010 and increased 2.1% as compared to the three months ended September 30, 2009.

Our GS segment experienced declining results for the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009, which we believe is primarily a result of the macro-economic environment and political landscape. Since the change in the administration took place, our GS segment has been impacted by delays in the timing of project awards as well as a continuing trend by the Federal government to in-source certain functions in an attempt to reduce expenditures. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2009, approximately 60% (expressed as a percentage of 2009 revenues) of our GS segment’s contracts were subject to the re-compete process. Historically, we have been successful in retaining contracts subject to the re-compete process although there can be no assurances that we will be as successful in the future. In 2010, management has refocused their efforts on business development activities as the number of re-competes and the resources consumed related to the re-compete process have returned to normal levels. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are customers of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in 000’s)	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	2,186	18.5%	1,845	6,100	12.6%	5,416
FA	1,340	18.4	1,132	3,589	9.6	3,276
HLS	493	2.5	481	1,468	(3.7)	1,525
GS	284	(11.0)	319	870	(10.0)	967

Total hours	4,303	13.9%	3,777	12,027	7.5%	11,184

The changes in billable expenses, which are included as a component of net service revenues are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	$840	(20.2)%	$1,053	$3,220	12.3%	$2,867
FA	131	336.7	30	248	105.0	121
HLS	3,646	15.7	3,150	10,524	(1.9)	10,733
GS	212	(7.4)	229	356	(59.2)	873

Total billable expenses	$4,829	8.2%	$4,462	$14,348	(1.7)%	$14,594

Search Fees. The primary drivers of Search fees are the number of permanent placements and the average placement fee. Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. Search revenue increased 61.2% and 34.9% for the three and nine months ended September 30, 2010, respectively, as compared to the comparable periods in 2009 and increased 7.0% sequentially for the third quarter over the second quarter of 2010. We believe these increases reflect our clients rebuilding their staff after significant reductions during 2008 and 2009. We expect this trend may plateau in the near term after the initial increase. Over the last several years, Kforce has aligned its Search business more closely with its Flex business to more efficiently meet customer needs and reduce the impact of the volatile nature of the Search business, as well as reduce the overall costs that must be invested in establishing and maintaining the Search workforce.

Total placements for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	311	86.2%	167	810	52.0%	533
FA	497	49.2	333	1,347	26.7	1,063
HLS	16	—	16	58	(26.6)	79

Total placements	824	59.7%	516	2,215	32.2%	1,675

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	$14,822	(3.1)%	$15,289	$14,752	3.3%	$14,276
FA	11,533	4.4	11,046	11,452	(0.3)	11,485
HLS	13,876	(31.6)	20,290	16,350	9.9	14,872

Total average placement fee	$12,819	0.9%	$12,706	$12,786	2.0%	$12,534

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	30.3%	4.5%	29.0%	29.5%	3.1%	28.6%
FA	38.8%	4.9	37.0%	37.6%	(1.3)	38.1%
HLS	29.2%	(4.6)	30.6%	30.2%	0.7	30.0%
GS	34.3%	(5.8)	36.4%	32.3%	(10.5)	36.1%

Total gross profit percentage	32.2%	1.6%	31.7%	31.4%	(0.3)%	31.5%

Changes in the amount of Search fees as a percentage of total revenue can significantly impact total gross profit percentage because Search revenue contributes 100% to gross profit, as described previously. Given this dynamic, Kforce monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit for the three months ended September 30, 2010, compared to the same period in 2009, was $4.0 million, composed of a $3.9 million increase in volume and a $0.1 million increase in rate. The increase in Search gross profit for the nine months ended September 30, 2010, compared to the same period in 2009, was $7.3 million, composed of a $6.8 million increase in volume and a $0.5 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Tech	28.0%	2.2%	27.4%	27.3%	1.1%	27.0%
FA	30.9%	0.3	30.8%	29.5%	(5.4)	31.2%
HLS	28.8%	(4.3)	30.1%	29.6%	0.7	29.4%
GS	34.3%	(5.8)	36.4%	32.3%	(10.5)	36.1%

Total Flex gross profit percentage	29.3%	(1.3)%	29.7%	28.6%	(2.7)%	29.4%

The increase in Flex gross profit for the three months ended September 30, 2010, compared to the same period in 2009, was $7.1 million, composed of a $9.0 million increase in volume and a $1.9 million decrease in rate. The increase in Flex gross profit for the nine months ended September 30, 2010, compared to the same period in 2009, was $6.5 million, composed of a $14.4 million increase in volume and a $7.9 million decrease in rate.

In general, as economic conditions begin to improve and revenues begin to increase, there is typically a lag in our ability to raise average bill rates as quickly as pay rates increase, thereby impacting margins. In addition, the increase in payroll taxes, particularly unemployment taxes, has impacted our Flex gross profit percentage in recent years, which we expect may continue to rise. Our Tech segment experienced an improvement in the spread between our bill and pay rate and a decrease in payroll taxes resulting in an increase in the Flex gross profit percentage for the three and nine months ended September 30, 2010 as compared to comparable periods in 2009. The decrease in the Flex gross profit percentage for our FA segment for the nine months ended September 30, 2010 as compared to the comparable period in 2009 was also impacted by a shift in Flex hours to clients with higher volume and lower gross margins and a decrease in payroll taxes.

Flex gross profit margin increased 30 basis points to 29.3% for the three months ended September 30, 2010 on a sequential basis. This increase was driven by improvements in the spread between our bill and pay rates and a decrease in payroll taxes. An increase in the spread between bill and pay rates is typically seen as economic growth reemerges and demand for staffing increases typically several quarters following increases in revenue.

Selling, General and Administrative Expenses (“SG&A”). For the three and nine months ended September 30, 2010, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 83.4% and 83.0%, respectively, as compared to 83.7% and 82.4% in the comparable periods in 2009. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and nine months ended September 30:

(in $000’s)	2010	% of Revenue	2009	% of Revenue
Three Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$57,830	22.3%	$54,501	23.9%
Other	11,491	4.4	10,628	4.6

Total SG&A	$69,321	26.7%	$65,129	28.5%

Nine Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$163,006	22.3%	$157,009	22.9%
Other	33,477	4.5	33,614	4.9

Total SG&A	$196,483	26.8%	$190,623	27.8%

SG&A as a percentage of net service revenues decreased 180 and 100 basis points for the three and nine months ended September 30, 2010, respectively, as compared to the comparable periods in 2009.

For the three months ended September 30, 2010, the decrease was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 1.5% of net service revenues, which was primarily related to: (i) a decrease in the cost of providing health insurance to our employees as a result of less claims activity and severity during the nine months ended September 30, 2010 and (ii) a $3.6 million charge incurred from the acceleration of the vesting of certain equity awards during the three months ended September 30, 2009. These decreases were partially offset by an increase in salaries and wages due to continued investments in our Strategic Accounts team and NRC.

•

Decrease in lease expense of 0.5% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters during May 2010, which eliminated any future lease expense relating to this location.

•

Decrease in bad debt expense of 0.3% of net service revenues, which was primarily attributable to the reduction of our allowance for doubtful accounts to reflect the positive experience as it relates to our accounts receivable portfolio.

•	Decrease in insurance expense of 0.1% of net service revenues, which was related to an adjustment in our workers’ compensation liability as a result of positive claims experience.

•	Increase in professional fees of 0.6% of net service revenues, which was primarily attributable to an accrual for the expected settlement of a class action lawsuit and related legal fees.

For the nine months ended September 30, 2010, the decrease was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 0.6% of net service revenues, which was primarily related to: (i) a decrease in the cost of providing health insurance to our employees as a result of less claims activity and severity during the nine months ended September 30, 2010 and (ii) a $3.6 million charge incurred from the acceleration of the vesting of certain equity awards during the nine months ended September 30, 2009. These decreases were partially offset by an increase in salaries and wages due to continued investments in our Strategic Accounts team and NRC.

•

Decrease in lease expense of 0.3% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters in May 2010, which eliminated any future lease expense relating to this location.

•

Decrease in bad debt expense of 0.1% of net service revenues, which was primarily attributable to the reduction of our allowance for doubtful accounts to reflect the positive experience as it relates to our accounts receivable portfolio.

•	Decrease in insurance expense of 0.1% of net service revenues, which was related to an adjustment in our workers’ compensation liability as a result of positive claims experience.

•	Increase in professional fees of 0.2% of net service revenues, which was primarily attributable to an accrual for the expected settlement of a class action lawsuit and related legal fees.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	Increase (Decrease)	2009	2010	Increase (Decrease)	2009
Fixed asset depreciation	$1,042	37.8%	$756	$2,653	10.1%	$2,410
Capital lease asset depreciation	439	(12.7)	503	1,368	(14.3)	1,597
Capitalized software amortization	1,230	9.8	1,120	3,582	8.5	3,302
Intangible asset amortization	525	16.7	450	1,746	20.8	1,445

Total depreciation and amortization	$3,236	14.4%	$2,829	$9,349	6.8%	$8,754

As a result of the acquisition of Kforce’s corporate headquarters in May 2010, fixed asset depreciation is anticipated to increase by $0.3 million for the remainder of 2010 and $1.0 million for each of the fiscal years ending December 31, 2011, 2012, 2013, and 2014.

Other Expense, Net. Other expense, net was $0.4 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively. Other expense, net consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for the nine months ended September 30, 2010 and 2009 was 38.2% and 41.2%, respectively. The decrease in Kforce’s effective rate for the nine months ended September 30, 2010 is primarily a result of an increase in forecasted pre-tax net income for 2010 and the impact of unrealized foreign exchange gains and losses attributable to our operations in the Philippines, which impacted the nine months ended September 30, 2010.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined as net income before discontinued operations, non-cash impairment charges, interest, income taxes, depreciation and amortization and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Some of the items that are excluded also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In addition, although we excluded stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest. We encourage you to evaluate these items and the potential risks of excluding such items when analyzing our financial position.

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	Per Share	2009	Per Share	2010	Per Share	2009	Per Share
Net income	$6,444	$0.16	$2,272	$0.06	$14,296	$0.35	$9,340	$0.24
Intangible assets impairment, pre-tax	—	—	—	—	—	—	870	0.02
Depreciation and amortization	3,236	0.08	2,829	0.07	9,349	0.23	8,754	0.22
Acceleration of PARS	—	—	3,624	0.09	—	—	3,624	0.09
Amortization of stock options and SARs	—	—	15	0.00	—	—	127	0.00
Amortization of RS and PARS	1,631	0.04	700	0.02	4,537	0.11	2,207	0.06
Interest expense and other	322	0.01	285	0.01	989	0.02	1,049	0.03
Income tax expense	4,077	0.10	1,814	0.04	8,847	0.22	6,545	0.17

Adjusted EBITDA	$15,710	$0.39	$11,539	$0.29	$38,018	$0.93	$32,516	$0.83

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flows as well as borrowings under our Credit Facility. Kforce had $76.8 million and $57.9 million in working capital as of September 30, 2010 and December 31, 2009, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 1.8 and 1.7 as of September 30, 2010 and December 31, 2009, respectively.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, significant deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity as well as the ability of our lenders to fund borrowings. There is no assurance that: (i) our lenders will be able to fund our borrowings or (ii) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or upon terms which are satisfactory and which allow us to remain competitive.

The following table presents a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30:

	2010	2009
Cash provided by (used in):
Operating activities	$12,861	$31,502
Investing activities	(32,093)	(4,539)
Financing activities	16,874	(27,124)

Decrease in cash and cash equivalents	$(2,358)	$(161)

Operating Activities

The significant variations in cash provided by (used in) operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009. For the nine months ended September 30, 2010, cash used in operating activities primarily resulted from the increase in trade receivables, net due to the increase in net service revenues and the timing of collections. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the nine months ended September 30, 2010 and 2009 were $34.6 million and $2.9 million, respectively, which exclude equipment acquired under capital leases. The increase in cash used for capital expenditures during the nine months ended September 30, 2010 as compared to 2009 was primarily the result of the acquisition of our corporate headquarters in the second quarter of 2010 for a total purchase price, including acquisition related costs, of $28.9 million.

Over the next 3 to 6 months we expect to continue to invest in our infrastructure in order to support the expected future growth in our business, as we believe that we are currently in the beginning stage of the next positive economic cycle. We believe that these investments will, among other things, improve the performance and profitability of our associates and increase: (i) the efficiency and effectiveness of our delivery activities; (ii) the satisfaction of our customers; and (iii) the effectiveness of our incentive compensation programs. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future.

Financing Activities

There were no open market repurchases of common stock during the nine months ended September 30, 2010 or 2009.

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

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, of which unbilled receivables can be no more than 40% of billed receivables, less certain minimum availability reserves, and bear interest at a rate of LIBOR plus 1.25% or Prime. Fluctuations in the ratio of unbilled to billed receivable could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of September 30, 2010, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio was not applicable. The Credit Facility expires in November 2011. Depending upon the timing of our entering into an extension of the existing Credit Facility, a new credit facility or an alternative financing vehicle, we may be required to classify outstanding borrowings under its existing Credit Facility as a current liability in future filings with the SEC.

As of September 30, 2010, there was $20.0 million outstanding and $77.7 million available under the Credit Facility. The increase in the cash provided by financing activities for the nine months ended September 30, 2010 as compared to 2009 was primarily the result of the acquisition of our corporate headquarters in the second quarter of 2010 for a total purchase price, including acquisition related costs, of $28.9 million. As of November 1, 2010, there was $20.2 million outstanding and $74.0 million available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At September 30, 2010, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.7 million and for facility lease deposits totaling $0.2 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2009, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $72.5 million remained available for future repurchases. During the nine months ended September 30, 2010, Kforce repurchased approximately 87.2 thousand shares of common stock for minimum income tax withholding requirements associated with stock option exercises and the vesting of restricted stock awards at a total cost of $1.3 million. There were no open market repurchases of common stock during the nine months ended September 30, 2010. As of September 30, 2010, $71.2 million remains available for future repurchases.

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

As of September 30, 2010, we had $20.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.52% at September 30, 2010. A hypothetical 10% increase in interest rates in effect at September 30, 2010 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the nine months ended September 30, 2010, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

As disclosed in our previous filings with the SEC, Kforce is a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. During the quarter ended September 30, 2010, the parties participated in mediation and have reached a settlement, subject to Court approval, in the amount of $1,850, which has been recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated financial statements included in Item 1. Financial Statements within Part I – Financial Information. We cannot provide any assurance that the settlement will be approved by the Court.

No new legal proceedings that are likely to have a material adverse impact on Kforce, and no other material developments with respect to existing legal proceedings, occurred during the nine months ended September 30, 2010.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no repurchases of Kforce common stock during the three months ended September 30, 2010.

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

Kforce Inc.
(Registrant)

Date: November 2, 2010	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2010	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)