Form 10-K
period 2010-12-31
KFORCE  INC
filed 2011-03-04
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $368,836,004. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 3, 2011, was 43,112,641.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 21, 2011 (“Proxy Statement”)	Part III

KFORCE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.

This report, particularly Item 1 Business, Item 1A Risk Factors, and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such Acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the economic environment, developments within the staffing sector including, but not limited to, the penetration rate and growth in temporary staffing, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Company Overview

We are a national provider of professional and technical specialty staffing services and solutions and operate through our corporate headquarters in Tampa, Florida as well as our 65 field offices, which are located throughout the United States, and two offices in Manila, Philippines. Kforce is a Florida corporation and was formed in August 1994 as a result of the combination of Romac & Associates, Inc. and three of its largest franchises. Kforce completed its Initial Public Offering in August 1995.

We provide our clients staffing services and solutions through four operating segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce organizes and manages its Tech and FA segments on a regional basis: Atlantic, North and West. Our Tech segment includes the results of Kforce Global Solutions, Inc. (“Global”), a wholly-owned subsidiary, which has two offices in the Philippines. We believe this operational alignment supports a more customer-centric organization, leverages our best leaders, leverages client relationships across functional offerings, and streamlines the organization by placing senior management closer to the customer as well as achieving greater cost-efficiency. The HLS and GS segments are organized and managed by specialty because of the unique operating characteristics of each business.

The following charts depict the percentage of our total revenues for each of our segments for the years ended December 31, 2010 and 2009:

2010	2009

Tech

We provide both temporary staffing and permanent placement services to our clients focusing primarily on more sophisticated areas of information technology (i.e., systems/applications programmers and developers, senior-level project managers, systems analysts, enterprise data management and e-business and networking technicians). Our Tech segment provides service to clients in a variety of industries with a strong footprint in healthcare, financial services and government integrators. A recent report published by Staffing Industry Analysts (“SIA”) listed the information technology staffing market as one of the fastest growing sectors in 2010. The report anticipates that technology staffing growth will accelerate in 2011 and in 2012 will surpass the prior peak set in 2000 during the height of the dot-com boom. The U.S. Bureau of Labor Statistics (“BLS”) lists computer systems design and related services among the fastest-growing industries reflecting the continuing demand for the high-level skills that are needed to keep up with changes in technology.

We believe this segment continues to benefit significantly from our centralized and highly flexible National Recruiting Center (“NRC”) as well as our Strategic Accounts strategy, which we believe will also provide significant leverage in supporting future growth. Our Tech segment includes the results of Global, a wholly-owned subsidiary. Global provides information technology outsourcing solutions internationally through two offices located in the Philippines. Our international operations comprised approximately 2% of net service revenues for the three years ended December 31, 2010.

FA

Our FA segment provides both temporary staffing and permanent placement services to our clients in areas such as: taxation, budget preparation and analysis, mortgage and loan processing, financial reporting, cost analysis, accounts payable, accounts receivable, professional administrative, credit and collections, general accounting, audit services, and systems and controls analysis and documentation to support compliance work under Section 404 of the Sarbanes-Oxley Act of 2002. Our FA segment provides service to clients in a variety of industries with a strong footprint in financial services and government integrators.

We believe this segment continues to benefit significantly from our centralized and highly flexible NRC as well as our Strategic Accounts strategy, which we believe will also provide significant leverage in supporting future growth.

HLS

Our HLS segment includes our Clinical Research and Health Information Management specialties and provides both temporary staffing and permanent placements services to our clients. These categories primarily consist of clinical research associates for the pharmaceutical industry and health information management professionals for hospitals and healthcare facilities. The HLS segment, generally and especially in Clinical Research, is characterized by contracts and relationships that are typically longer-term in nature as compared to our Tech and FA segments. A substantial portion of the sales, account management and recruiting functions for the HLS segment is provided out of our corporate headquarters. We have seen a trend, among larger pharmaceutical companies, to achieve greater efficiency and effectiveness through functional outsourcing, which allows larger pharmaceutical companies to reduce the number of facilities and streamline vendor management efforts. Consistent with the recent consolidation that has occurred within the pharmaceutical sector, a material portion of revenues within HLS is concentrated in a relatively small number of clients. For the year ended December 31, 2010, the single largest client within the HLS segment comprised approximately 29.7% of this segment’s total revenues while only representing 4.9% of total Kforce revenues.

GS

The Federal Government is one of the largest consumers of information technology, spending approximately $78 billion in 2010 and budgeted to spend approximately $79 billion in 2011. Our GS segment provides Tech and FA professionals to the Federal Government, primarily as a prime contractor. GS also serves as a subcontractor to prime contractors, and we believe that our ability to source professional candidates for assignments, in combination with our prime contractor relationships, will allow us to pursue additional opportunities in this sector. The acquisition of RDI Systems, Inc., d/b/a dNovus RDI (“RDI” or “dNovus”), in 2008 was an important milestone, as our GS segment then began to have annualized revenues in excess of $100 million, which we believe provides this segment with access to more significant government contracts. Substantially all GS services are supplied to the Federal Government through field offices located in the Washington D.C. and San Antonio, Texas areas.

Types of Staffing Services

Kforce’s staffing services consist of temporary staffing services (“Flex”) and permanent placement services (“Search”). The following chart depicts the percentage of total revenues for Flex and Search for the years ended December 31, 2010 and 2009:

2010	2009

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

Flex revenues are driven by the number of total hours billed and established bill rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”), along with administrative and corporate compensation. The Flex business model involves attempting to maximize the number of consultant hours and bill rates, while managing consultant pay rates and benefit costs, as well as compensation and benefits for our core associates. Flex revenues also include solutions provided through our GS segment. These revenues involve providing longer-term contract services to the customer primarily on time-and-materials, fixed-price, and cost-plus bases.

Search

The Search business is a smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical structure for search fees is based upon a percentage of the placed individual’s annual compensation in their first year of employment, which is known at the time of placement. We recruit permanent employees from our Flex consultant population, from the job boards, from our associates’ networks, social media networks and from passive candidates we identify who are currently employed and not actively seeking another position. Also, there are occasions where consultants are initially assigned to a client on a Flex basis and later are converted to a permanent placement, for which we also receive a Search fee (referred to as “conversion revenue”). Kforce targets clients and recruits for both Flex and Search services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the resulting fees billed and are recognized net of an allowance for “fallouts,” which occur when placements do not complete the applicable contingency period. Although the contingency period varies by contract, it is typically 90 days or less. This allowance for fallouts is estimated based upon historical experience with Search placements that did not complete the contingency period. There are no consultant payroll costs associated with Search placements, thus all Search revenues increase gross profit by a like amount. Search associate commissions, compensation and benefits are included in SG&A.

In order to achieve greater stability in our revenue stream, Kforce management has deemphasized the investment in Search revenues to total revenues over the last several years, primarily because of the highly volatile nature of the Search business. Search revenues comprised 4.0% of total revenues in 2010 in contrast to in excess of 20% in 2000.

Business Strategy

The key elements of our business strategy include the following:

Retain our Great People. A significant focus of Kforce, especially during the most recent economic cycle, is on the retention of our most tenured and productive associates. We ended fiscal 2010 with what we believe to be the most tenured field sales team in Kforce’s history, which we believe will significantly enhance our efforts to achieve future growth.

Continue to Optimize our NRC. We believe our centralized NRC offers Kforce a significant competitive advantage, and we believe that the NRC is particularly effective at meeting the demands of our Strategic Account clients as well as other demands for high volume staffing. The NRC identifies and interviews active candidates from nationally contracted job boards, Kforce.com, as well as other sources, then forwards qualified candidates to Kforce field offices to be matched to available positions. The NRC primarily supports our Tech and FA segments but is also expanding its support of our HLS segment. The optimization of the NRC in 2010 was a significant priority for the Firm, specifically around building an appropriate number of associates, aligning our geographical delivery and achieving dedicated market support. Given the significant investment in headcount within the NRC in 2010, the average NRC tenure is just over one year. As a result, a continuing focus is on training, ramping and development, which we expect will: (i) significantly enhance the performance of the NRC in meeting demand; (ii) enhance our efforts to support future growth and (iii) expand the NRC as our revenues increase.

Focus on our Strategic Accounts. A focus of Kforce is in cultivating relationships with large clients, both in terms of annual revenues and geographic dispersion. For each of our Strategic Accounts, Kforce assigns a Strategic Account Executive who is responsible for managing all aspects of our client relationship.

Encourage Employee Achievement. We have an intense focus on promoting and maintaining a quality-focused, results-oriented culture. Our field associates and corporate personnel are given incentives (which include competitions with significant prizes, incentive trips and internal recognition, in addition to bonuses) to encourage achievement of Kforce’s corporate goals and high levels of service. During 2010, we implemented and went live with a business intelligence tool referred to as AMP!, which is an acronym for Actions Maximizing Performance. This metrics-based system is designed to provide associates with current and historical performance measures relative to their Kforce peers, which we believe will fuel healthy competition and assist associates in reaching their highest performance levels.

Focus on Value-Added Services. We focus on providing specialty staffing services and solutions to our clients. The placement of highly skilled personnel requires operational and technical skill to effectively recruit and evaluate personnel, match them to client needs, and manage the resulting relationships. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, consultants and the Firm. Of the areas of Tech, FA, HLS and GS, we concentrate resources in the areas of highest anticipated demand to adapt to the ever-changing landscape within the staffing industry. We believe our historical focus in these markets, combined with our staff’s operating expertise, provides us with a competitive advantage.

Build Long-Term, Consultative Relationships. We believe we have developed long-term relationships with our clients by repeatedly providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to understand their needs and maximize their return on human assets. In addition, Kforce’s ability to offer flexible staffing services, coupled with our permanent placement capability, offers the client a broad spectrum of specialty staffing services. We believe this ability enables Kforce to emphasize consultative rather than just transactional client relationships, with the intent of expanding our share of our client’s staffing needs.

Achieve Extensive Client Penetration. Our client development process focuses on contacts with client employees responsible for staffing decisions. Contacts are made within functional departments and at different organizational levels within our client companies. Our associates are trained to develop a thorough understanding of each client’s total staffing requirements in order to expand our share of our clients’ staffing needs.

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

Industry Overview

We serve Fortune 1000 companies, the Federal Government, state and local governments, local and regional companies, and small to mid-sized companies. Our 10 largest clients represented 23.5% of revenues and no single customer accounted for more than 4.9% of revenues for the year ended December 31, 2010. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. We believe Kforce is one of the 10 largest publicly-traded specialty staffing firms in the United States. According to a recent report by SIA, 94 companies reported at least $100 million in U.S. staffing revenues in 2009. Competition in a particular market can come from many different companies, both large and small. We believe, however, that our geographic presence, diversified service offerings, centralized NRC, Strategic Account team and focus on consistent service and delivery, all provide a competitive advantage, particularly with clients that have operations in multiple geographic markets. In addition, we believe that our diversified portfolio of service offerings is concentrated in areas with significant growth opportunities in both the short and long-term.

Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for substantial additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. We also believe that Flex demand generally increases before demand for permanent placements increases given that companies tend to prefer a flexible staffing model in the early stages of an economic recovery to ensure its sustainability. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which saw significant increases in 2010. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 9.4% as of December 2010, temporary employment has expanded by 495,000 jobs since reaching a low in September 2009. In addition, the penetration rate (the percentage of temporary staffing to total employment) has increased 15 consecutive months from its low of 1.32% in August 2009 to over 1.7% in November 2010. We believe that the penetration rate could surpass the prior peak of 2.0% achieved in the late 1990s. If the penetration rate of temporary staffing continues to increase, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains cautiously optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

According to an industry report, the United States temporary staffing industry generated estimated revenues of $96.7 billion in 2007, $94.5 billion in 2008 and $71.2 billion in 2009; with projected revenues of $78.8 billion in 2010 and $88.0 billion in 2011. Of course, no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular; which we believe will experience increasing demand in 2011.

During 2006 and 2008, Kforce made several acquisitions in order to expand its presence in the Federal Government contracting space, primarily because the results of operations in the GS segment were anticipated to have better long-term growth stability during variable economic cycles. During 2010, our GS segment was significantly impacted by delays in the timing of project awards as well as a continuing trend by the Federal government to in-source certain functions and positions that were previously outsourced in an attempt to reduce expenditures. Continued political issues related to the federal budget may negatively impact the GS segment’s 2011 performance. Despite the near-term challenges, however, we remain optimistic concerning the GS segment’s long-term prospects.

Technology

A significant focus for Kforce is the continuous advancement of its front-end and back office technology infrastructure to improve efficiency and maintain a leveraged platform. We believe our continuous enhancement of our back office system software provides a competitive advantage through the enhancement of the efficiency and performance of our sales and delivery functions. While we continue to focus on our Enterprise Optimization Program (EOP), which is focusing on the continual improvement of our front-end systems and our back office systems, including our time collection and billing systems, the more significant investments in 2010 were as follows:

•

AMP! – this metrics-based system is designed to provide our field associates with current and historical performance relative to their Kforce peers, which we believe will fuel positive competition and assist our field associates in reaching their highest performance levels.

•

Incentive Compensation Enterprise (“ICE”) – we believe that this best-in-class compensation management software, which went live in January 2011, will efficiently manage the processes around all variable compensation within the Firm. We believe that this software will also provide the appropriate visibility to management to manage the performance of our associates and help to ensure that Kforce’s pay-for-performance philosophy is adhered to.

•

Contracts Management System (“CMS”) – we believe that this software will significantly improve the efficiency and effectiveness of the overall contract review and approval process both from a field and back-office perspective.

•

Time Entry 2.0 (“TE 2.0”) – this project represented a significant upgrade to the Firm’s time entry systems, which provided a sustainable and scalable technical solution to support the Firm’s future growth. We believe that this solution has already demonstrated significant efficiency gains for our consultants and back office operations.

We expect to make additional investments in our infrastructure over the next 12 months, though at lower levels than experienced in 2010, which we believe will provide for a sufficient return on capital and support the future growth in our business.

While we believe our technology systems are adequate to meet our current needs, there can be no assurance that they will not be subject to system outages or data loss caused by natural or man-made disasters. In addition, Kforce depends on certain third-party vendors whose reliability we cannot guarantee going forward. One or more of such events could negatively impact our ability to conduct our business in the ordinary course.

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

For more discussion of the potential impact that the regulatory environment could have on Kforce’s financial results, please see Item 1A. Risk Factors below.

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

In addition, many companies utilize Vendor Management Systems (“VMS”) for the purchase of staffing services. Generally, VMS are systems that allow companies to manage service providers. Industry data shows that larger, more sophisticated companies are more likely to add VMS. Approximately 63% of these companies used VMS during 2009, up from 51% in 2008, and this usage is expected to increase to 81% in 2011. Typically, VMS providers charge staffing firms administrative fees of 1% to 3% of total service revenues, and these fees are usually recorded by staffing firms as a cost of services, thereby compressing their profit margins. While Kforce does not currently provide VMS directly to its clients, its strategy has been and is expected to continue to be to work with VMS providers to enable us to extend our Flex staffing services to the widest customer base possible within the sectors we serve.

In the United States, there are 94 staffing firms with more than $100 million in U.S. staffing revenues in operation; and thousands of smaller organizations compete to varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. Our peer group for 2010, which is composed of some of our largest competitors, included: AMN Healthcare Services, CDI Corporation, Ciber, Inc., Kelly Services Inc., On Assignment Inc., Resources Connection, Inc., Robert Half International Inc., SFN Group, Inc., and Volt Information Sciences Inc.

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

Seasonality of Operating Results

Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. The majority of our operating segments, especially HLS and GS, are significantly impacted by the increase in the number of holidays and vacation days taken during the fourth quarter of the calendar year. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year, as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each year.

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

Financial Information about Foreign and Domestic Operations

Substantially all of Kforce’s revenues are derived from domestic operations with customers located in the United States and substantially all long-lived assets are located in the United States for the three years ended December 31, 2010. One of our subsidiaries, Global, provides outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for the three years ended December 31, 2010.

Financial Information about Business Segments

We provide our clients staffing services and solutions through four operating segments: Tech, FA, HLS and GS. For segment financial data see Note 16 – “Reportable Segments” to the Consolidated Financial Statements.

Operating Employees and Personnel

As of December 31, 2010, Kforce employed approximately 2,000 associates and had approximately 10,400 consultants on assignment (“Flexible Consultants”) providing flexible staffing services and solutions to our clients. Approximately 80% of the Flexible Consultants are employed directly by Kforce (“Flexible Employees”); the balance consists of individuals who are employed by other entities (“Independent Contractors”) that provide their employees as subcontractors to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (FICA), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

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

Our Tech business utilizes a significant number of foreign nationals entering the U.S. on work visas, primarily under the H-1B visa classification. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require an education at least equal to a bachelor’s degree in the U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to import the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. In 2009, the United States Customs and Immigration Service (“USCIS”) significantly increased its scrutiny of companies seeking to sponsor, renew or modify H-1B visas, including Kforce and Kforce’s subcontractors. On January 8, 2010, the USCIS issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B visas in the context of staffing services. In addition to immigration restrictions, certain aspects of the H-1B visa program are subject to regulation by the U.S. Department of Labor, which has recently hired additional personnel and stepped up enforcement activities in a number of areas, including immigration. The scope and impact of these changes on the staffing industry and Kforce remains unclear, however a narrow interpretation and vigorous enforcement could adversely affect our ability to obtain foreign national labor and/or renew existing foreign national consultants on assignment, and could subject us to fines, penalties and sanctions. There can be no assurance that we will be able to keep or replace all foreign nationals currently on assignment, or continue to import foreign national talent at the same rates as in the past.

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

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable of which unbilled receivables can be no more than 40% of billed receivables, less certain minimum availability reserves. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of December 31, 2010, Kforce had availability under the Credit Facility of $89.3 million; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce may fail the minimum fixed charge coverage ratio, which would constitute an event of default. The Credit Facility expires in November 2011. If we are not able to enter into or if there is a significant delay in the timing of our entering into an extension of the existing Credit Facility, a new credit facility or an alternative financing vehicle, our financial condition and liquidity may be materially adversely impacted.

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

The financial markets may experience significant turmoil, similar to the turmoil of 2008 and 2009, which may negatively impact our liquidity and our ability to obtain financing.

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

Also, when we attempt to extend our Credit Facility, or if we attempt to obtain future financing in addition to, or as a replacement of, our Credit Facility, the credit market turmoil could negatively impact our ability to obtain such financing or at favorable terms.

Kforce’s temporary staffing business could be adversely impacted by recent health care reform.

The Health Care and Education Reconciliation Act of 2010 that was signed into law in March 2010 could have an adverse effect on Kforce by increasing the cost of providing temporary staffing services. If such an increase occurs, we could experience a reduction in our Flex gross profit if there is a delay in or inability to increase bill rates charged to our customers.

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

Professional service providers are subject to legal actions alleging malpractice and other legal theories. These actions may involve large claims and significant defense costs. We may also be subject to claims alleging violations of federal or state labor laws. In addition, we may be subject to claims related to torts, intentional acts, or crimes committed by our full-time employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure of any of our employees or personnel to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense. To reduce our exposure, we maintain insurance coverage for professional malpractice liabilities, fidelities, employment practices liabilities, and general liabilities in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.

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

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Kforce’s information systems are vulnerable to natural disasters (we are headquartered and our leased data center are located in a hurricane-prone area), fire or casualty theft, technical failures, terrorist acts, power loss, telecommunications failures, physical or software intrusions, computer viruses, and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could prove difficult or impossible, causing a material adverse effect on our business. In addition, we depend on third-party vendors for certain functions, whose future performance and reliability we cannot warrant.

Significant increases in payroll-related costs could adversely affect Kforce’s business.

Kforce is required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, related to our employees. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on Kforce. Recently, many of the states in which Kforce conducts business have significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover these potential cost increases.

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

The reputation and relationships that we have established and currently maintain with our customers are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse effect on our operations. In addition, if our performance does not meet our customers’ expectations, our revenues and operating results could be materially harmed.

We rely on short-term contracts with most of our clients.

Because long-term contracts are not a significant part of our business, other than in our HLS and GS segments, future financial results cannot be reliably predicted by considering past trends or extrapolating past results. Further, our reliance on short-term contracts exerts continued pressure on us when we try to renew contracts with existing clients who may seek better terms upon renewal.

Our “offshore” outsourcing solutions are limited.

Many staffing customers are now seeking an offshore solution to support their technology and business process function and, as a result, a significant amount of technology and financial staffing may be replaced by offshore resources. We provide a limited technology staffing solution through two offices in the Philippines to certain clients whose contracts were acquired in conjunction with the 2006 acquisition of PCCI. There can be no assurance that we will be able to compete successfully against other offshore solution providers or that we will not lose significant market share and revenue.

We do not provide a VMS solution.

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

Kforce may face difficulties integrating future acquisitions into existing operations and acquisitions may be unsuccessful, involve significant cash expenditures, or expose Kforce to unforeseen liabilities.

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

We must comply with complex laws and regulations relating to the formation, administration, and performance of Federal Government contracts. These laws and regulations create compliance risk, affect how we do business with our federal agency clients, and may impose added costs on our business.

If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with Federal Government agencies. On December 15, 2009, the United States Department of Interior (“DOI”) suspended KGS from seeking new Federal business or renewing existing business, and proposed to debar KGS, for failure to follow procurement regulations relating to conflicts of interest. The suspension and proposed debarment was withdrawn on December 29, 2009, pursuant to the terms of a three-year Administrative Agreement entered into between KGS and DOI. The Administrative Agreement imposes training requirements, oversight and controls on KGS for a period of three years. While we believe that we have remained in compliance with the Administrative Agreement, the failure of KGS to comply with the Administrative Agreement during this period could have a material adverse impact on KGS and Kforce, including suspension and debarment from doing business with the Federal Government.

The Federal Government also may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. A failure to comply with all applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the Federal Government; each of which could lead to a material reduction in our revenues, cash flows and operating results.

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

On an annual basis, Congress must approve and the President must sign the appropriation bills that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution authority (“CRA”). A CRA allows government agencies to operate at 75% of spending levels approved in the previous budget cycle. When government agencies must operate under a CRA, it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, or potentially cancelled.

Changes in the spending policies or budget priorities of the Federal Government could cause us to lose revenue.

Changes in Federal Government fiscal or spending policies could adversely affect our government agency business. For example, the Federal Government began in 2009 to in-source certain functions. If this trend continues, it could adversely affect our business. In addition, our business could be adversely affected by decreases in Federal Government spending.

Our Federal Agency Business is dependent upon maintaining our reputation, our relationships and our performance.

The reputation and relationships that we have established and currently maintain with government personnel and agencies are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse effect. In addition, if our performance does not meet agency expectations, our revenues and operating results could be materially harmed.

Competition is intense in the Federal Agency Business.

There is often intense competition to win federal agency contracts. Even when a contract is awarded to us, competitors frequently challenge such awards. If we are unable to successfully compete for new business or win competitions to maintain existing business, our revenue growth and margins may decline. Many of our competitors are larger and have greater resources, larger client bases, and greater brand recognition than we do. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide.

Loss of our General Services Administration (“GSA”) Schedules or other contracting vehicles could impair our ability to win new business.

GSA Schedules constitute a significant percentage of revenues from our federal agency clients. If we were to lose one or more of these Schedules or other contracting vehicles, we could lose revenues and our operating results could be adversely affected. These Schedules or contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

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

Many of the systems we develop, install, and maintain involve managing and protecting information used in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for Federal Government clients. We could incur losses from such a security breach that could exceed the policy limits under our insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could materially reduce our revenues.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

On May 27, 2010, we acquired our corporate headquarters in Tampa, Florida, which we previously leased and which is approximately 128,000 square feet of space, for a purchase price of $28.5 million. Leases for our field offices, which are located throughout the U.S., range from three to five-year terms although there are a few month-to-month arrangements and one 10-year lease term. We also lease approximately 24,000 square feet of combined space in two offices in Manila, Philippines.

Although additional field offices may be established based on the requirements of our operations, we believe that our facilities are adequate for our current needs, and we do not expect to materially expand our facilities in the foreseeable future.

Item 3.	Legal Proceedings.

As disclosed in our previous filings with the SEC, Kforce is a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Quarterly Report on Form 10-Q for the period ended September 30, 2010 has been preliminarily approved by the Court in the adjusted amount of approximately $2.5 million, which has been recorded within accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. A hearing on the final approval is scheduled to take place in May 2011.

In the ordinary course of its business, Kforce is from time to time threatened with litigation or named as a defendant in various lawsuits and administrative proceedings. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

Other than as described above, we are not aware of any pending legal proceedings that are likely to have a material adverse impact on Kforce.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2010
High	$16.04	$16.25	$14.51	$17.10
Low	$12.32	$11.92	$9.80	$13.04
2009
High	$8.31	$11.20	$12.65	$14.43
Low	$5.44	$6.69	$8.05	$10.34

From January 1, 2011 through March 3, 2011, the high and low intra-day sales price of our common stock was $19.23 and $16.00, respectively. On March 3, 2011, the last reported sale price of our common stock on the NASDAQ Global Select Market was $18.06 per share.

Holders of Common Stock

On March 3, 2011, there were approximately 206 holders of record.

Dividends

Since our initial public offering in 1995, we have not paid any cash dividends on its common stock and has no current intention to do so. Kforce is not restricted under its currently existing Credit Facility from paying dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3) (4)
Equity compensation plans approved by shareholders
Kforce Inc. 2006 Stock Incentive Plan	853,920	$9.64	2,939,013
Kforce Inc. 2009 Employee Stock Purchase Plan	N/A	N/A	3,000,000

Total	853,920	$9.64	5,939,013
Equity compensation plans not approved by shareholders	—	$—	—

(1)	In addition to the number of securities listed in this column, 1,897,511 shares of performance accelerated restricted stock and restricted stock granted under the Kforce Inc. 2006 Stock Incentive Plan have been issued and are unvested as of December 31, 2010.
(2)	The weighted-average exercise price excludes unvested performance accelerated restricted stock and restricted stock because there is no exercise price associated with these equity awards.
(3)	All of the shares of common stock that remain available for future issuance under the Kforce Inc. 2006 Stock Incentive Plan may be issued in connection with options, warrants, rights and restricted stock awards. Each future grant of options or stock appreciation rights shall reduce the available shares under the Kforce Inc. 2006 Stock Incentive Plan by an equal amount while each future grant of restricted stock shall reduce the available shares by 1.58 shares for each share awarded. In order to maximize our share reserves, the prevailing practice over the last few years has been for Kforce to issue full value awards as opposed to options and stock appreciation rights.
(4)	There are 3,000,000 shares of common stock that remain available for future issuance under the Kforce Inc. 2009 Employee Stock Purchase Plan (“2009 ESPP”). As of December 31, 2010, there were options outstanding under the 2009 ESPP to purchase 8,979 shares of common stock at a discounted purchase price of $15.37.

Purchases of Equity Securities by the Issuer

There were no repurchases of Kforce common stock during the three months ended December 31, 2010.

Item 6.	Selected Financial Data.

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2010	2009	2008 (1)	2007	2006
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$990,807	$910,136	$997,017	$972,781	$868,001
Gross profit	312,414	285,979	344,651	352,023	304,749
Selling, general and administrative expenses	265,183	251,268	415,884	272,335	241,503
Depreciation and amortization	12,611	11,673	13,824	14,487	11,551
Other expense, net	1,296	1,145	2,136	4,422	3,701
Income (loss) from continuing operations, before income taxes	33,324	21,893	(87,193)	60,779	47,994
Provision for income taxes	12,690	9,020	1,928	23,856	18,550
Income (loss) from continuing operations	20,634	12,873	(89,121)	36,923	29,444
Income from discontinued operations, net of income taxes	—	—	5,013	3,444	3,075
Net income (loss)	$20,634	$12,873	$(84,108)	$40,367	$32,519
Earnings (loss) per share – basic, continuing operations	$0.52	$0.33	$(2.26)	$0.90	$0.73
Earnings (loss) per share – diluted, continuing operations	$0.51	$0.33	$(2.26)	$0.87	$0.70
Earnings (loss) per share – basic	$0.52	$0.33	$(2.13)	$0.98	$0.81
Earnings (loss) per share – diluted	$0.51	$0.33	$(2.13)	$0.95	$0.77
Weighted average shares outstanding – basic	39,480	38,485	39,471	41,308	40,189
Weighted average shares outstanding – diluted	40,503	39,330	39,471	42,294	42,012

	As of December 31,
	2010	2009	2008 (1)	2007	2006
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Working capital	$64,878	$57,924	$60,302	$95,348	$64,425
Total assets	$391,044	$339,825	$350,815	$476,136	$442,618
Total outstanding borrowings – credit facility	$10,825	$3,000	$38,022	$50,330	$86,435
Total long-term liabilities	$36,904	$33,887	$59,528	$78,102	$94,664
Stockholders’ equity	$253,817	$226,725	$205,843	$312,468	$261,925

(1)        Kforce recognized a goodwill and intangible asset impairment charge of $129.4 million during 2008. The tax benefit associated with this impairment charge was $14.2 million, resulting in an after-tax impairment charge of $115.2 million.

Acquisitions were made in our fiscal years ended December 31, 2008 and 2006. The results of operations for these acquisitions were included in our Consolidated Financial Statements from the respective acquisition date. See Note 7 – “Acquisitions” to the Consolidated Financial Statements for more detail on acquisitions made in 2008. During the three months ended June 30, 2008, Kforce sold its Scientific and per-diem Nursing business and completed efforts to wind down the remaining operations of its non per-diem Nursing business. As a result, the results of operations of Scientific and Nursing have been presented as discontinued operations for the years ended December 31, 2008, 2007 and 2006. See Note 2 – “Discontinued Operations” to the Consolidated Financial Statements for more detail.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce, our operations and our present business environment. MD&A is provided as a supplement to - and should be read in conjunction with - our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report as well as Item 1. Business of this report for an overview of our operations and business environment. This overview summarizes the structure of our MD&A, which includes the following sections:

•	Executive Summary – a summary of our 2010 results.

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

•

Results of Operations – an analysis of Kforce’s consolidated results of operations for the three years presented in our Consolidated Financial Statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our four operating segments.

•

Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and contractual obligations and commitments and the impact of changes in interest rates on our business.

During 2008, Kforce sold its Scientific and per-diem Nursing businesses. See Note 2 – “Discontinued Operations” to the Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2008 include activity relating to the Scientific and Nursing businesses as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to the Scientific and Nursing businesses, which are addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important 2010 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the Consolidated Financial Statements and notes thereto. We believe such highlights are as follows:

•	Net service revenues increased 8.9% to $990.8 million in 2010 from $910.1 million in 2009. Net service revenues increased 15.1% for Tech and 14.9% for FA and decreased 1.8% for HLS and 9.9% for GS.

•	Flex revenues increased 7.9% to $951.4 million in 2010 from $881.7 million in 2009.

•	Search revenues increased 38.6% to $39.4 million in 2010 from $28.4 million in 2009.

•

Flex gross profit margin decreased 50 basis points to 28.7% in 2010 from 29.2% in 2009. Flex gross profit margin increased 50 basis points for Tech, decreased 110 basis points for FA and 360 basis points for GS, and was flat for HLS.

•	SG&A as a percentage of revenues for the year ended December 31, 2010 was 26.8% compared to 27.6% in 2009.

•	Net income increased 60.3% to $20.6 million in 2010 from $12.9 million in 2009.

•

The total amount outstanding under the Credit Facility increased $7.8 million to $10.8 million as of December 31, 2010 from $3.0 million as of December 31, 2009. As a result of the expiration date of the current Credit Facility, we have classified outstanding borrowings under the Credit Facility as a current liability in our Consolidated Financial Statements as of December 31, 2010.

•	Diluted earnings per share increased 54.5% to $0.51 in 2010 from $0.33 in 2009.

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

Kforce estimates its reserve for future revenue adjustments (e.g. bill rate adjustments, time card adjustments) based on our historical experience.

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts, fallouts and other accounts receivable reserves. As of December 31, 2010 and 2009, the allowance was 2.6% and 5.1% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved for at December 31, 2010, would have impacted our net income for 2010 by approximately $0.4 million.

Although we do not believe that there is a reasonable likelihood that there will be a material change in the actual occurrence of fallouts, a 10% difference in our actual fallout experience reserved for at December 31, 2010, would have impacted our net income for 2010 by less than $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually or more frequently whenever events and circumstances indicate that the carrying value of the goodwill may not be recoverable. See Note 6 - “Goodwill and Other Intangible Assets” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the valuation methodology employed.

We completed our annual assessment of goodwill impairment as of December 31, 2010 using the methodology described therein and determined there was no impairment.

The carrying value of goodwill as of December 31, 2010 was $138.1 million.

We determine the fair value of our reporting units using widely accepted valuation techniques, including discounted cash flow, market multiple analyses and market transactions analyses. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (i) an appropriate rate to discount the expected future cash flows, (ii) the inherent risk in achieving forecasted operating results, (iii) long-term growth rates, (iv) expectations for future economic cycles and (v) market multiples.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

We have not made any material changes in our goodwill impairment assessment methodology during the past three fiscal years.

Impairment was not indicated for any of our reporting units based on the results of the first step of the goodwill impairment assessment as of December 31, 2010. The fair value for Tech, FA, HLS and GS reporting units exceeded their carrying values by 59%, 107%, 58% and 17%, respectively.

As a result of the 17% gap between the fair value and carrying value of our GS reporting unit, we performed a sensitivity analysis by independently modifying the discount rate, long-term growth rate and forecasted operating results, each of which did not indicate impairment. Given this, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets. However, if actual results are materially inconsistent with our estimates or assumptions, we may be exposed to impairment charges that could be material.

Accounting for Business Combinations

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

During the last three fiscal years, we have completed one acquisition.

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

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, plan structure, internal claims management activities, demographic factors and severity factors. Periodically, management reviews its assumptions to determine the adequacy of our self-insured liabilities.

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2010 were $3.5 million and $1.7 million, respectively.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

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

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2010 would have impacted our net income for 2010 by approximately $0.5 million.

Stock-Based Compensation

We have stock-based compensation plans, which includes options, stock appreciation rights and unvested share awards and an employee stock purchase plan. See Note 1 - “Summary of Significant Accounting Policies,” Note 12 - “Employee Benefit Plans,” and Note 14 - “Stock Incentive Plans” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of our stock-based compensation programs.

We determine the fair value of our stock option awards and stock appreciation rights (“SARs”) at the date of grant using widely accepted option-pricing models such as Black-Scholes. We determine the fair market value of our restricted stock (“RS”) and performance accelerated restricted stock (“PARS”) based on the closing stock price of Kforce’s common stock at the date of grant. We also utilize a lattice model to determine the derived service period for our SARs and PARS, which contain a market condition.

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

RS and PARS require management to make assumptions regarding the likelihood of achieving any performance conditions as well as employee turnover rates.

SARs and PARS also have certain market conditions, which are inherently difficult to estimate but are modeled using a Monte Carlo simulation model.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material or the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation.

A 10% change in our stock-based compensation expense would have impacted our net income for 2010 by approximately $0.6 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plan – U.S.

We have a defined benefit pension plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”). See Note 12 - “Employee Benefit Plans” to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the terms of this plan.	When estimating the obligation for our pension and postretirement benefit plans, management is required to make certain assumptions and to apply judgment with respect to determining an appropriate discount rate, bonus percentage assumptions and expected future compensation increases for the participants in the plan.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our obligation. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP during 2010 would have had an insignificant impact on our net income for 2010.

Accounting for Income Taxes

See Note 4 - “Income Taxes” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the components of Kforce’s income tax expense as well as the temporary differences that exist as of December 31, 2010.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.

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

A 0.50% change in our effective income tax rate from continuing operations would have impacted our net income for 2010 by approximately $0.2 million.

NEW ACCOUNTING STANDARDS

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a set of standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, Kforce would be required to prepare its financial statements in accordance with IFRS in our fiscal year ending December 31, 2015. Kforce is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments. In February 2010, the SEC released a policy statement confirming the continuous movement towards a vote during 2011 on whether or not to move ahead with a mandate for the required use of IFRS for U.S. public companies as well as an estimated timeline.

In October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements. This guidance requires entities to allocate revenues in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenues to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our future Consolidated Financial Statements.

RESULTS OF OPERATIONS

Net service revenues for the years ended December 31, 2010 and 2009 were $990.8 million and $910.1 million, respectively, which represents an increase of 8.9%. The increase was primarily due to our Tech (which represents approximately 54% of our total net service revenues) and FA segments (which represents approximately 19% of our net service revenues), which had year-over-year increases in net service revenues of 15.1% and 14.9%, respectively. Net service revenues for HLS declined 1.8% primarily as a result of cost-cutting initiatives of large pharmaceutical companies and delays in hiring activity resulting from several mergers. Our GS segment experienced a 9.9% decline in net service revenues, which was primarily attributable to continued delays in the timing of project awards as well as the trend by the Federal Government to in-source certain functions in an attempt to reduce expenditures.

Flex gross profit margins decreased 50 basis points to 28.7% compared to 29.2% for the years ended December 31, 2010 and 2009, respectively. Kforce experienced declines in Flex gross profit margins across all segments with the exception of Tech, which increased 50 basis points on a year-over-year basis. The decreases experienced in most segments were primarily attributable to the compression in the spread between our bill and pay rates as well as higher payroll taxes, particularly unemployment taxes. SG&A expenses as a percentage of net service revenues were 26.8% and 27.6% for the years ended December 31, 2010 and 2009, respectively.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which increased during the year ended December 31, 2010 as compared to 2009 based on data published by the Bureau of Labor Statistics (“BLS”). While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 9.4% as of December 2010, temporary employment has expanded by 495,000 jobs since reaching a low in September 2009. In addition, the penetration rate (the percentage of temporary staffing to total employment) has increased 15 consecutive months from its low of 1.32% in August 2009 to over 1.7% in November 2010. We believe that the penetration rate could surpass the prior peak of 2.0% achieved in the late 1990s. If the penetration rate of temporary staffing continues to increase, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains cautiously optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. Consistent with this trend, we have seen recent increases in Search activity. Search revenues increased 38.6% for 2010 compared to 2009. We believe these increases reflect clients rebuilding staff after significant reductions during 2008 and 2009. We expect this growth trend may flatten in the near term, which may be reflective of the completion of the initial stage of our clients rebuilding their full-time staff and a secular shift to a flexible staffing model.

We have utilized the most recent economic downturn to undertake several significant initiatives including (i) further developing and optimizing our NRC and Strategic Accounts teams in support of our field population, (ii) restructuring both our back office and field operations under our Shared Services program, (iii) upgrading our corporate systems (primarily our front end and time collection systems) and (iv) making other technology investments designed to increase the productivity of our field associates. We believe that these investments have increased our operating efficiency and enabled us to be more responsive to our clients as well as provided for a better operating platform to support the expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily domestic, will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the years ended:

	December 31,
	2010	2009	2008
Revenues by Segment:
Tech	54.4%	51.4%	52.1%
FA	18.9	17.9	21.2
HLS	16.3	18.1	19.0
GS	10.4	12.6	7.7

Net service revenues	100.0%	100.0%	100.0%

Revenues by Time:
Flex	96.0%	96.9%	93.4%
Search	4.0	3.1	6.6

Net service revenues	100.0%	100.0%	100.0%

Gross profit	31.5%	31.4%	34.6%
Selling, general and administrative expenses	26.8%	27.6%	41.7%
Income (loss) from continuing operations, before income taxes	3.5%	2.4%	(8.7)%
Income (loss) from continuing operations	2.1%	1.4%	(8.9)%
Net income (loss)	2.1%	1.4%	(8.4)%

The following table details net service revenues for Flex and Search revenues by segment and changes from the prior year.

(in $000’s)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Tech
Flex	$522,220	14.1%	$457,544	(7.2)%	$493,282
Search	16,346	59.0%	10,280	(61.3)%	26,585

Total Tech	$538,566	15.1%	$467,824	(10.0)%	$519,867

FA
Flex	$165,831	13.4%	$146,186	(16.0)%	$174,039
Search	21,365	28.2%	16,670	(55.2)%	37,220

Total FA	$187,196	14.9%	$162,856	(22.9)%	$211,259

HLS
Flex	$160,247	(2.0)%	$163,481	(12.8)%	$187,486
Search	1,666	14.7%	1,452	(33.4)%	2,180

Total HLS	$161,913	(1.8)%	$164,933	(13.0)%	$189,666

GS
Flex	$103,132	(9.9)%	$114,523	50.2%	$76,225
Search	—	—	—	—	—

Total GS	$103,132	(9.9)%	$114,523	50.2%	$76,225

Total Flex	$951,430	7.9%	$881,734	(5.3)%	$931,032
Total Search	39,377	38.6%	28,402	(57.0)%	65,985

Total Revenues	$990,807	8.9%	$910,136	(8.7)%	$997,017

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing annual comparisons. Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. This 2010 quarterly information is presented for this purpose only.

	Three Months Ended
(in $000’s, except Billing Days)	December 31	September 30	June 30	March 31
Billing Days	61	64	64	62
Flex Revenues
Tech	$138,467	$137,326	$129,961	$116,466
FA	47,512	44,437	38,152	35,730
HLS	38,145	41,007	41,066	40,029
GS	23,313	26,190	27,091	26,538

Total Flex	$247,437	$248,960	$236,270	$218,763

Search Revenues
Tech	$4,402	$4,604	$4,130	$3,210
FA	5,937	5,733	5,282	4,413
HLS	719	222	455	270

Total Search	$11,058	$10,559	$9,867	$7,893

Total Revenues
Tech	$142,869	$141,930	$134,091	$119,676
FA	53,449	50,170	43,434	40,143
HLS	38,864	41,229	41,521	40,299
GS	23,313	26,190	27,091	26,538

Total Revenues	$258,495	$259,519	$246,137	$226,656

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.

Flex revenues for our largest segment, Tech, have been strong compared to the beginning stages of previous economic recoveries, which we believe is primarily a result of the candidate skill sets that are in demand, our great people and our operating model. A recent SIA report projected 10% growth in 2010 for the information technology staffing market while our Tech segment grew 15.1%. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We also believe that unlike the late 1990s and early 2000s, our customers generally did not over-hire during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which occurred prior to the economic downturn in the early 2000s, which decreased demand for our Tech segment, developed prior to the most recent downturn. We expect to see continued growth in 2011 within our Tech segment.

Our FA segment experienced an increase in net service revenues of 14.9% during the year ended December 31, 2010 compared to 2009. According to a recent SIA report, the overall finance and accounting segment was to expect modest growth of 4% in 2010 with accelerated growth of 8% in 2011 and 2012. Consistent with Tech, we believe that the success of our FA segment has been enabled by our NRC, which has been particularly effective in meeting the demand within the mortgage, refinancing and foreclosure space that has seen significant growth in 2010. We expect to see continued growth in 2011 within our FA segment.

Net service revenues for our HLS segment decreased 1.8% for the year ended December 31, 2010 compared to 2009. The Clinical Research business, which comprised approximately 64% of our HLS segment in 2010, experienced a 3.6% decrease in net service revenues during the year ended December 31, 2010 compared to 2009, which we believe reflects the wind down of a large project and also the cost-cutting initiatives of large pharmaceutical companies and delays in hiring activity resulting from several mergers within this sector. We expect that our Clinical Research business may experience modest growth as a result of the continued impact of these items; however, we believe in the long-term growth prospects of this business. The Health Information Management (“HIM”) business, which comprised approximately 36% of our HLS segment in 2010, consists primarily of professionals providing medical coding and transcription services to hospitals and other healthcare facilities. Net service revenues within HIM increased 1.5% in 2010 as hospital census and spending continued to increase. We expect to see continued growth in 2011 within HIM.

Our GS segment experienced declining results for the year ended December 31, 2010 compared to 2009, which we believe is primarily a result of the macro-economic environment and political landscape. Since the change in the administration took place, our GS segment has been impacted by delays in the timing of project awards as well as a continuing trend by the Federal Government to in-source certain functions. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2009, approximately 60% (expressed as a percentage of 2009 revenues) of our GS segment’s contracts were subject to the re-compete process. Historically, we have been successful in retaining contracts subject to the re-compete process although there can be no assurances that we will be as successful in the future. In 2010, management refocused its efforts on business development activities as the number of re-competes and the resources consumed related to the re-compete process have returned to normal levels. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are customers of our GS segment. We expect net service revenues within our GS segment to be flat in 2011 as a result of the continuing trend of the Federal Government to in-source functions and Federal Government budgetary delays and cutbacks. We continue to believe in the long-term prospects of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the years ended December 31:

(in 000’s)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Tech	8,333	14.1%	7,304	(4.0)%	7,606
FA	5,037	15.1%	4,378	(9.5)%	4,840
HLS	1,971	5.2%	1,873	(12.0)%	2,129
GS	1,114	(12.5)%	1,273	51.4%	841

Total hours	16,455	11.0%	14,828	(3.8)%	15,416

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. Flex billable expenses for each of our segments were as follows for the years ended December 31:

(in $000’s)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Tech	$4,126	3.6%	$3,983	57.1%	$2,536
FA	374	98.9%	188	(39.7)%	312
HLS	13,723	(2.1)%	14,016	(32.3)%	20,695
GS	538	(53.7)%	1,163	315.4%	280

Total billable expenses	$18,761	(3.0)%	$19,350	(18.8)%	$23,823

Search Fees. The increase or decrease in Search fees is primarily attributable to the increase or decrease in the number of placements as well as the average fee earned on each placement. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. Search revenues increased 38.6% for the year ended December 31, 2010 compared to 2009. In addition, Search revenues increased sequentially each quarter during 2010. We believe these increases reflect our clients rebuilding their staff after significant reductions during 2008 and 2009. We expect this trend may subside in the near term after the initial increase but may still grow if the economic growth continues. Over the last several years, Kforce has aligned its Search business more closely with its Flex business to more efficiently meet customer needs and reduce the impact of the volatile nature of the Search business, as well as reduce the overall costs that must be invested in establishing and maintaining the Search workforce.

Total placements for each segment were as follows for the years ended December 31:

	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Tech	1,118	51.3%	739	(55.6)%	1,665
FA	1,820	26.1%	1,443	(48.3)%	2,792
HLS	88	(12.0)%	100	(30.6)%	144

Total placements	3,026	32.6%	2,282	(50.4)%	4,601

The average fee per placement for each segment was as follows for the years ended December 31:

	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Tech	$14,615	5.1%	$13,911	(12.9)%	$15,972
FA	11,742	1.7%	11,549	(13.4)%	13,329
HLS	18,948	30.5%	14,524	(4.0)%	15,131

Total average placement fee	$13,013	4.6%	$12,444	(13.2)%	$14,341

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

The following table presents, for each segment, the gross profit percentage for the year as well as the increase or decrease over the preceding period, as follows:

	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Tech	29.7%	3.8%	28.6%	(7.7)%	31.0%
FA	37.8%	(0.5)%	38.0%	(15.9)%	45.2%
HLS	29.9%	0.0%	29.9%	(5.1)%	31.5%
GS	32.2%	(10.1)%	35.8%	(4.0)%	37.3%

Total gross profit percentage	31.5%	0.3%	31.4%	(9.2)%	34.6%

Changes in the amount of Search fees as a percentage of total revenues can significantly impact total gross profit percentage because Search revenues contribute 100% to gross profit, as described previously. Given this dynamic, Kforce monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit from 2009 to 2010 was $11.0 million, composed of a $9.4 million increase in volume and a $1.6 million increase in rate. The decrease in Search gross profit from 2008 to 2009 was $37.6 million, composed of a $30.9 million decrease in volume and a $6.7 million decrease in rate.

The following table presents, for each segment, the Flex gross profit percentage for the years ended December 31:

	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Tech	27.5%	1.9%	27.0%	(1.1)%	27.3%
FA	29.8%	(3.6)%	30.9%	(7.8)%	33.5%
HLS	29.2%	0.0%	29.2%	(4.9)%	30.7%
GS	32.2%	(10.1)%	35.8%	(4.0)%	37.3%

Total Flex gross profit percentage	28.7%	(1.7)%	29.2%	(2.3)%	29.9%

The increase in Flex gross profit from 2009 to 2010 was $15.4 million, composed of a $26.0 million increase in volume and a $10.6 million decrease in rate. The decrease in Flex gross profit from 2008 to 2009 was $21.1 million, composed of a $10.3 million decrease in volume and a $10.8 million decrease in rate.

In general, as economic conditions begin to improve and revenues begin to increase, there is typically a lag in our ability to raise average bill rates as quickly as pay rates increase, thereby negatively impacting margins. In addition, the increase in payroll taxes, particularly unemployment taxes, has impacted our Flex gross profit percentage in recent years, which we expect may continue to rise. Our Tech segment experienced an increase in the Flex gross profit percentage for the year ended December 31, 2010 compared to 2009, which was primarily the result of an improvement in the spread between our bill and pay rate and a decrease in payroll taxes resulting from the Hiring Incentives to Restore Employment Act (“HIRE Act”). The decrease in the Flex gross profit percentage for our FA segment for the year ended December 31, 2010 compared to 2009 was also impacted by a shift in Flex hours to clients with higher volume and lower gross margins offset by a decrease in payroll taxes which was primarily the result of the HIRE Act. The Flex gross profit percentage decline for our GS segment for the year ended December 31, 2010 compared to 2009 was primarily impacted by a shift in the type of contract from a time-and-materials to fixed fee and cost plus arrangements, which generally carry a lower margin, as well as reduced pricing resulting from the Federal Government’s efforts to reduce spending.

A significant continued focus for the Firm is on optimizing the spread between bill rates and pay rates, which will focus on providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. This strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, consultants and the Firm. We anticipate that our Flex gross profit margin will increase in each of our segments in 2011.

Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2010, 2009 and 2008, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 83.6%, 82.1%, and 55.8% (81.1% excluding the goodwill and intangible asset impairment charge), respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenues and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses are also generally anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses; as an absolute amount and as a percentage of total net service revenues for the years ended December 31:

(in $000’s)	2010	% of Revenues	2009	% of Revenues	2008	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$221,602	22.4%	$206,315	22.7%	$232,189	23.3%
Other	43,581	4.4	44,083	4.8	54,286	5.4
Impairment charges	—	—	870	0.1	129,409	13.0

Total SG&A	$265,183	26.8%	$251,268	27.6%	$415,884	41.7%

SG&A as a percentage of net service revenues decreased 80 basis points in 2010 compared to 2009. This was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 0.4% of net service revenues, which was primarily related to: (i) an overall decrease in compensation as a result of the Firm’s continued efforts to align pay for performance; (ii) a decrease in the cost of providing health insurance to our employees as a result of a decline in claim volume and severity during the year ended December 31, 2010; (iii) an increase in the amount of capitalized labor related to our significant technology projects and (iv) a decrease in stock-based compensation resulting from a $3.6 million charge incurred from the acceleration of the vesting of certain equity awards during September of 2009. These decreases were partially offset by an increase in compensation within our Strategic Accounts and NRC teams, which is reflective of the investments made by the Firm.

•

Decrease in lease expense of 0.3% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters during May 2010, which eliminated any future lease expense relating to this location.

•

Decrease in bad debt expense of 0.2% of net service revenues, which was primarily attributable to the reduction of our allowance for doubtful accounts to reflect the positive experience as it relates to our accounts receivable portfolio and increased clarity with respect to the macro-economic environment.

•	Increase in professional fees of 0.2% of net service revenues, which was primarily attributable to an accrual for the expected settlement of a class action lawsuit and related legal fees.

Depreciation and Amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2010, 2009 and 2008 as well as the increases (decreases) experienced during 2010 and 2009:

(in $000’s)	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
Fixed asset depreciation	$3,777	19.3%	$3,167	14.0%	$2,777
Capital lease asset depreciation	1,781	(14.5)	2,084	(21.0)	2,638
Capitalized software amortization	4,925	11.3	4,426	(6.2)	4,720
Intangible asset amortization	2,128	6.6	1,996	(45.9)	3,689

Total depreciation and amortization	$12,611	8.0%	$11,673	(15.6)%	$13,824

Fixed Asset Depreciation: The $0.6 million increase in 2010 primarily relates to the acquisition of Kforce’s corporate headquarters in May 2010. The $0.4 million increase in 2009 was primarily related to increases in the purchases of computer hardware, furniture and leasehold improvements, which were primarily for expansions in our business and the number of field office lease renewals.

Capital Lease Asset Depreciation: The $0.3 million and $0.6 million decrease in 2010 and 2009, respectively, were primarily related to the reduction in costs associated with certain capital leases in 2010 and 2009, and decisions to purchase certain computer equipment in 2008 as opposed to leasing such assets.

Capitalized Software Amortization: The $0.5 million increase in 2010 primarily related to the commencement of amortization on several technology initiatives implemented during 2010. The $0.3 million decrease in 2009 is primarily related to certain software becoming fully amortized during late 2008 and 2009.

Intangible Asset Amortization: The $1.7 million decrease in 2009 is primarily related to the completion of amortization of certain identifiable intangible assets acquired in the 2004 acquisition of Hall Kinion and the 2005 acquisition of VistaRMS, Inc.

Other Expense, Net. Other expense, net was $1.3 million in 2010, $1.1 million in 2009 and $2.1 million in 2008, and consists primarily of interest expense related to Kforce’s Credit Facility. The decrease of $1.0 million in 2009 was primarily due to Kforce’s continued emphasis on paying down outstanding debt during 2009 and 2008, and the reduction of Kforce’s weighted average borrowing rate.

Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate for continued operations”) for each of the three years ended December 31, 2010, 2009 and 2008 was 38.1%, 41.2%, and (2.2)%, respectively. The decrease in Kforce’s effective rate for 2010 is primarily a result of higher pre-tax net income for 2010 and the impact of unrealized foreign exchange gains and losses attributable to our operations in the Philippines. The change in the effective tax rate for 2009 was primarily related to the largely non-deductible goodwill impairment charge that occurred in 2008.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the years ended December 31:

	Years Ended December 31,
	2010	Per Share	2009	Per Share	2008	Per Share
Net income (loss)	$20,634	$0.51	$12,873	$0.33	$(84,108)	$(2.13)
Income from discontinued operations, net of taxes	—	—	—	—	5,013	0.13

Income (loss) from continuing operations	20,634	0.51	12,873	0.33	(89,121)	(2.26)
Intangible assets impairment, pre-tax	—	—	870	0.02	129,409	3.28
Depreciation and amortization	12,611	0.31	11,673	0.30	13,824	0.35
Acceleration of PARS and SARs	—	—	3,624	0.09	6,009	0.15
Amortization of stock options and SARs	—	—	127	0.00	2,363	0.06
Amortization of RS and PARS	6,036	0.15	2,620	0.07	3,372	0.09
Interest expense and other	1,254	0.03	1,338	0.03	2,258	0.06
Income tax expense	12,690	0.31	9,020	0.23	1,928	0.05
Earnings per share adjustment (*)	—	—	—	—	—	(0.03)

Adjusted EBITDA	$53,225	$1.31	$42,145	$1.07	$70,042	$1.75

(*)	This earnings per share adjustment is necessary to properly reconcile net loss per share on a GAAP basis to Adjusted EBITDA per share. Reconciling items within the table above are based on basic weighted average shares outstanding, as the inclusion of dilutive securities such as stock options and stock awards would have an anti-dilutive effect on loss per share.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At December 31, 2010, Kforce had $64.9 million in working capital compared to $57.9 million in 2009. Kforce’s current ratio (current assets divided by current liabilities) was 1.6 at the end of 2010 and 1.7 at the end of 2009. As a result of the expiration date of the current Credit Facility, we have classified $10.8 million of outstanding borrowings under the Credit Facility as a current liability in our Consolidated Financial Statements as of December 31, 2010, which has impacted the above measures. As a result of the increase in Kforce’s long-term debt, which was driven primarily by the acquisition of its corporate headquarters in May 2010, our percentage of borrowings under our Credit Facility to equity increased to 4.3% as of December 31, 2010 from 1.3% as of December 31, 2009.

Please see the accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010 in Item 8. Financial Statements and Supplementary Data. for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

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

The following table presents a summary of our cash flows from operating, investing and financing activities, as follows:

	Years Ended December 31,
(in $000’s)	2010	2009	2008
Cash provided by (used in):
Operating activities	$28,590	$42,696	$89,328
Investing activities	(35,768)	(6,039)	(39,442)
Financing activities	5,421	(34,505)	(50,309)

Net (decrease) increase in cash and cash equivalents	$(1,757)	$2,152	$(423)

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

Operating Activities

The significant variations in cash provided by operating activities and net income (loss) are principally related to adjustments to net income (loss) for certain non-cash charges such as the goodwill and intangible asset impairment charge, depreciation and amortization expense, stock-based compensation and the gain on sale of discontinued operations. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for the three years ended December 31, 2010 in Item 8. Financial Statements and Supplementary Data. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. The decrease in cash provided by operating activities in 2010 primarily resulted from the increase in trade receivables, net due to the increase in net service revenues and the timing of collections.

Investing Activities

Capital expenditures have been made over the years on Kforce’s infrastructure as we anticipate growth in our business. Capital expenditures during 2010, 2009 and 2008 were $37.7 million, $3.8 million and $8.5 million, respectively. The increase in cash used for capital expenditures during the year ended December 31, 2010 as compared to 2009 and 2008 was primarily a result of the acquisition of our corporate headquarters in May 2010 for a total purchase price, including acquisition related costs, of $28.9 million. Capital expenditures during 2009 were below the levels of 2008 primarily as a result of: (i) the significant investments in our technology infrastructure in previous years; (ii) prioritizing the uses of cash during the economic recession; and (iii) taking time to strategically plan for future investments.

We expect to continue to selectively invest in our infrastructure in order to support the expected future growth in our business. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future.

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

Financing Activities

There were no open market repurchases of common stock in 2009 or 2010. During 2008, open market repurchases of common stock were $36.7 million.

Credit Facility

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, of which unbilled receivables can be no more than 40% of billed receivables, less certain minimum availability reserves, and bear interest at a rate of LIBOR plus 1.25% or Prime. Fluctuations in the ratio of unbilled to billed receivable could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of December 31, 2010, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.25 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default.

On September 15, 2009, and effective as of September 16, 2009, CIT Group, Inc. (“CIT”) assigned rights and obligations under the Credit Facility together with a corresponding portion of each of its outstanding committed loans and letter of credit obligations in an amount equal to $20.0 million to Wachovia. After giving effect to this assignment, the commitments of Wachovia and CIT under the Credit Facility are now $50.0 million and $15.0 million, respectively. Kforce Inc. incurred no fees in conjunction with this assignment and there was no impact to the maximum borrowings or other provisions within the Credit Facility.

The Credit Facility expires in November 2011. Kforce is currently undergoing an evaluation of various financing alternatives, including an extension of the existing Credit Facility, a new credit facility and alternative financing vehicles. As a result of the expiration date of the current Credit Facility, we have classified outstanding borrowings under the Credit Facility as a current liability in our Consolidated Financial Statements as of December 31, 2010. Kforce cannot provide any assurance that it will be able to secure alternative financing prior to the expiration of the existing Credit Facility. Kforce believes that cash generated from operating activities would be sufficient to fund operations if such an event occurs.

As of December 31, 2010, $10.8 million was outstanding and $89.3 million was available under the Credit Facility. During the three months ended December 31, 2010, maximum outstanding borrowings under the Credit Facility were $22.6 million. The increase in the cash provided by financing activities for the year ended December 31, 2010 as compared to 2009 was primarily the result of the acquisition of our corporate headquarters in the second quarter of 2010 for a total purchase price, including acquisition related costs, of $28.9 million. As of March 3, 2011, $36.0 million was outstanding and $69.0 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2010, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.7 million and for facility lease deposits totaling $0.2 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our Consolidated Financial Statements.

Stock Repurchases

As of December 31, 2009, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $72.5 million remained available for future repurchases. During the year ended December 31, 2010, Kforce repurchased approximately 0.2 million shares of common stock for minimum income tax withholding on the exercising of stock options and SARs and the vesting of restricted stock awards at a total cost of $3.6 million. There were no open market repurchases during 2010. As of December 31, 2010, $68.9 million remains available for future repurchases.

On December 30, 2010, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Exchange Act, which was effective from January 6, 2011 through February 11, 2011. This corporate stock repurchase plan was subject to certain price, market, volume and timing constraints which were specified in the plan. Pursuant to this plan, Kforce repurchased 0.1 million shares at a total purchase price of $1.7 million. Also, Kforce repurchased 0.2 million shares at a total purchase price of $3.4 million from February 12, 2011 through March 4, 2011.

Contractual Obligations and Commitments

The following table presents our expected future contractual obligations as of December 31, 2010:

	Payments due by period
(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$13,189	$5,785	$6,611	$793	$—
Capital lease obligations	4,275	1,871	2,158	246	—
Credit facility (a)	10,825	10,825	—	—	—
Interest payable – credit facility (b)	148	148	—	—	—
Purchase obligations	14,344	6,548	7,024	772	—
Liability for unrecognized tax positions (c)	—	—	—	—	—
Deferred compensation plan liability (d)	20,678	967	1,094	310	18,307
Other (e)	—	—	—	—	—
Supplemental executive retirement plan (f)	41,933	—	10,383	—	31,550
Supplement executive retirement health plan (f)	8,543	—	17	86	8,440
Foreign defined benefit pension plan (g)	23,780	—	404	22	23,354

Total	$137,715	$26,144	$27,691	$2,229	$81,651

(a)	The Credit Facility expires in November 2011. Kforce is currently undergoing an evaluation of various financing alternatives, including an extension of the existing Credit Facility, a new credit facility and alternative financing vehicles. As a result of the expiration date of the current Credit Facility, we have classified all outstanding borrowings under the Credit Facility as a current liability in our Consolidated Financial Statements as of December 31, 2010.
(b)	Kforce’s weighted average interest rate as of December 31, 2010 was 1.64%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the Credit Facility.
(c)	Kforce’s liability for unrecognized tax positions as of December 31, 2010 was $0.2 million. This balance has been excluded from the table above due to the significant uncertainty with respect to expected settlements.
(d)	Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly-compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities and other long-term liabilities, respectively, are payable upon retirement or termination of employment. Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.
(e)	Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $2.8 million outstanding as security for workers’ compensation and property insurance policies as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15 million under its Credit Facility.
(f)	There is no funding requirement associated with the SERP or the SERHP. Kforce does not currently anticipate funding the SERP or SERHP during 2011. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2010, in the table above. See Note 12 – “Employee Benefit Plans” to the Consolidated Financial Statements for more detail.
(g)	Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2010 in the table above. There is no funding requirement associated with this plan.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Income Tax Audits

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning future tax audits.

Registration Statement on Form S-3

On March 18, 2009, Kforce filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity, debt and financial instruments for general corporate purposes which may include capital expenditures, the repayment or refinancing of debt, investments in our subsidiaries, working capital, or the financing of possible acquisitions or business opportunities. Such filings are referred to as “Shelf Registrations”. No issuance of securities has been made under this registration statement as of December 31, 2010. There is no assurance that the existence of the Shelf Registration will assist Kforce in registering its securities in connection with future efforts to raise capital or for other purposes.

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

As of December 31, 2010, we had $10.8 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.64% at December 31, 2010. A hypothetical 10% increase in interest rates in effect at December 31, 2010 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the year ended December 31, 2010, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2010, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on internal control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 4, 2011

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Net service revenues	$990,807	$910,136	$997,017
Direct costs of services	678,393	624,157	652,366

Gross profit	312,414	285,979	344,651
Selling, general and administrative expenses, excluding impairment	265,183	250,398	286,475
Goodwill and intangible asset impairment	—	870	129,409

Selling, general and administrative expenses	265,183	251,268	415,884
Depreciation and amortization	12,611	11,673	13,824

Income (loss) from operations	34,620	23,038	(85,057)
Other expense (income):
Interest income	(20)	(99)	(73)
Interest expense	1,274	1,437	2,331
Other expense (income)	42	(193)	(122)

Income (loss) from continuing operations, before income taxes	33,324	21,893	(87,193)
Income tax expense	12,690	9,020	1,928

Income (loss) from continuing operations	20,634	12,873	(89,121)
Income from discontinued operations, net of income taxes	—	—	5,013

Net income (loss)	20,634	12,873	(84,108)
Other comprehensive (loss) income:
Pension and postretirement plans adjustments, net of tax	(267)	(1,602)	389

Comprehensive income (loss)	$20,367	$11,271	$(83,719)

Earnings (loss) per share – basic
From continuing operations	$0.52	$0.33	$(2.26)
From discontinued operations	—	—	0.13

Earnings (loss) per share – basic	$0.52	$0.33	$(2.13)

Earnings (loss) per share – diluted
From continuing operations	$0.51	$0.33	$(2.26)
From discontinued operations	—	—	0.13

Earnings (loss) per share – diluted	$0.51	$0.33	$(2.13)

Weighted average shares outstanding – basic	39,480	38,485	39,471

Weighted average shares outstanding – diluted	40,503	39,330	39,471

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	DECEMBER 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,055	$2,812
Trade receivables, net of allowances of $4,021 and $6,604, respectively	148,507	123,144
Income tax refund receivable	5,675	246
Deferred tax asset, net	4,950	6,011
Prepaid expenses and other current assets	5,014	4,924

Total current assets	165,201	137,137
Fixed assets, net	38,130	11,407
Other assets, net	32,941	32,914
Deferred tax asset, net	8,907	10,380
Intangible assets, net	7,787	10,075
Goodwill	138,078	137,912

Total assets	$391,044	$339,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$30,602	$25,437
Accrued payroll costs	54,461	50,690
Current debt – credit facility	10,825	—
Other current liabilities	4,185	2,807
Income taxes payable	250	279

Total current liabilities	100,323	79,213
Long-term debt – credit facility	—	3,000
Long-term debt – other	2,103	1,784
Other long-term liabilities	34,801	29,103

Total liabilities	137,227	113,100

Commitments and contingencies (see Note 15)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 66,542 and 63,281 issued, respectively	665	633
Additional paid-in capital	355,869	338,890
Accumulated other comprehensive loss	(1,480)	(1,213)
Retained earnings	61,979	41,345
Treasury stock, at cost; 24,823 and 24,176 shares, respectively	(163,216)	(152,930)

Total stockholders’ equity	253,817	226,725

Total liabilities and stockholders’ equity	$391,044	$339,825

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Common stock – shares:
Shares at beginning of period	63,281	61,866	60,919
Exercise of stock options and stock appreciation rights	1,212	615	371
Issuance of restricted stock	2,049	800	576

Shares at end of period	66,542	63,281	61,866

Common stock – par value:
Balance at beginning of period	$633	$619	$609
Exercise of stock options and stock appreciation rights	12	6	4
Issuance of restricted stock	20	8	6

Balance at end of period	$665	$633	$619

Additional paid-in capital:
Balance at beginning of period	$338,890	$325,187	$310,165
Exercise of stock options and stock appreciation rights	8,626	5,944	2,591
Income tax benefit from stock-based compensation	2,337	1,243	416
Stock-based compensation expense	6,036	6,371	11,744
Employee stock purchase plan	—	153	277
Issuance of restricted stock	(20)	(8)	(6)

Balance at end of period	$355,869	$338,890	$325,187

Accumulated other comprehensive (loss) income:
Balance at beginning of period	$(1,213)	$389	$—
Pension and postretirement plans adjustments, net of tax of $170, $1,051 and $310, respectively	(267)	(1,602)	389

Balance at end of period	$(1,480)	$(1,213)	$389

Retained earnings:
Balance at beginning of period	$41,345	$28,472	$112,580
Net income (loss)	20,634	12,873	(84,108)

Balance at end of period	$61,979	$41,345	$28,472

Treasury stock – shares:
Shares at beginning of period	24,176	23,850	19,365
Open market repurchases of common stock	—	—	4,395
Shares tendered in payment of the exercise price of stock options	420	195	52
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	227	212	134
Employee stock purchase plan	—	(81)	(96)

Shares at end of period	24,823	24,176	23,850

Treasury stock – cost:
Balance at beginning of period	$(152,930)	$(148,824)	$(110,886)
Open market repurchases of common stock	—	—	(36,712)
Shares tendered in payment of the exercise price of stock options	(6,705)	(2,171)	(578)
Shares repurchased for minimum tax withholding on restricted stock awards, stock option exercises and stock appreciation rights	(3,581)	(2,368)	(1,220)
Employee stock purchase plan	—	433	572

Balance at end of period	$(163,216)	$(152,930)	$(148,824)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$20,634	$12,873	$(84,108)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Goodwill and intangible asset impairment	—	870	129,409
Deferred income tax provision (benefit), net	2,534	1,281	(16,389)
Gain on sale of discontinued operations	—	—	(7,330)
(Recovery of) provision for bad debts on accounts receivable and other accounts receivable reserves	(2,996)	(319)	5,135
Depreciation and amortization	12,611	11,673	13,824
Stock-based compensation	6,036	6,371	11,744
Pension and postretirement benefit plans expense	4,025	2,002	2,860
Alternative long-term incentive award	1,563	2,467	—
Amortization of deferred financing costs	151	151	—
Tax benefit attributable to stock-based compensation	2,337	1,243	416
Excess tax benefit attributable to stock-based compensation	(1,519)	(899)	(57)
Deferred compensation liability increase (decrease), net	2,431	3,136	(5,261)
(Gain) loss on cash surrender value of company-owned life insurance	(1,246)	(2,179)	6,168
Loss on asset sales	110	220	158
Other	172	(197)	(24)
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables, net	(22,366)	9,453	31,748
Income tax refund receivable	(5,429)	241	(110)
Prepaid expenses and other current assets	(199)	(57)	(236)
Other assets, net	(155)	6	476
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable and other current liabilities	5,688	(2,758)	(318)
Accrued payroll costs	3,771	(7)	(3,798)
Income taxes payable	(30)	(3,853)	1,413
Other long-term liabilities	467	978	3,608

Cash provided by operating activities	28,590	42,696	89,328

Cash flows from investing activities:
Capital expenditures	(37,747)	(3,847)	(8,505)
Proceeds from borrowings against cash surrender value of company-owned life insurance policies	4,959	—	—
Premiums paid for company-owned life insurance policies	(3,331)	(3,345)	(4,594)
Acquisitions, net of cash received	—	(109)	(38,404)
Proceeds from disposition of businesses	—	—	12,036
Proceeds from escrow	—	1,170	—
Other	351	92	25

Cash used in investing activities	(35,768)	(6,039)	(39,442)

Cash flows from financing activities:
Proceeds from bank line of credit	448,490	284,482	395,232
Payments on bank line of credit	(440,665)	(319,504)	(407,540)
Payment of capital expenditure financing	(1,752)	(2,052)	(2,706)
Short-term vendor financing	(523)	259	563
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	1,933	3,779	2,017
Excess tax benefit from stock-based compensation	1,519	899	57
Shares repurchased for minimum tax withholding on restricted stock awards, stock option exercises and SARs	(3,581)	(2,368)	(1,220)
Open market repurchases of common stock	—	—	(36,712)

Cash provided by (used in) financing activities	5,421	(34,505)	(50,309)

Change in cash and cash equivalents	(1,757)	2,152	(423)
Cash and cash equivalents at beginning of year	2,812	660	1,083

Cash and cash equivalents at end of year	$1,055	$2,812	$660

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida as well its 65 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for each of the three years ended December 31, 2010 and are included in our Tech segment.

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

In addition to its wholly-owned subsidiaries, the consolidated financial statements of Kforce also include its 49% interest in a joint venture, which was acquired in the 2008 acquisition of RDI Systems, Inc., d/b/a dNovus RDI (“RDI” or “dNovus”). This joint venture is recorded as an investment in an unconsolidated entity and is accounted for under the equity method of accounting. Kforce’s equity in the earnings of its equity method investment is recorded as income with a corresponding increase in the investment with distributions received reducing the investment. This investment had an insignificant effect on the accompanying consolidated financial statements in all years presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts, fallouts and other accounts receivable reserves; accounting for goodwill and identifiable intangible assets and any related impairment; self-insured liabilities for workers’ compensation and health insurance; stock-based compensation; obligations for pension and postretirement benefit plans and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

Accounts Receivable Reserves

Kforce establishes its reserves for expected credit losses, fallouts, early payment discounts and revenue adjustments based on past experience and estimates of potential future activity. Specific to our allowance for doubtful accounts, which comprises approximately 70% of our accounts receivable reserves, Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off by Kforce after all collection efforts have been exhausted.

Accounts receivable reserves as a percentage of gross accounts receivable were 2.6% and 5.1% as of December 31, 2010 and 2009, respectively.

Revenue Recognition

We earn revenues from two primary sources: Flexible billings and Search fees. Flexible billings are recognized as the services are provided by Kforce’s temporary employees, who are Kforce’s legal employees while they are working on assignments. Kforce pays all related costs of such employment, including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Search fees are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenues net of an estimated reserve for “fallouts,” which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less.

Net service revenues represent services rendered to customers less credits, discounts, rebates and allowances. Revenues include reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years. GS provides these services under time-and-materials (which account for the majority of this segment’s contracts), fixed-price, and cost-plus contracts. Our GS segment does not generate any Search fees. Except as provided below, Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

¡

Revenues for time-and-materials contracts, which accounts for approximately 65% of this segment’s revenue, are recorded based on contractually established billing rates at the time services are provided.

¡

Revenues on fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 28% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when available. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

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

Fixed Assets

Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which generally range from three to five years.

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our debt under our Credit Facility approximates fair value due to the variable nature of the interest rates under our Credit Facility (as defined below). Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its operating segments; by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce determines the fair market value of its reporting units based on a weighting of both the present value of projected future cash flows (the “income approach”) and the use of comparative market multiples (the “market approach”). The income approach is based on assumptions that are consistent with Kforce’s estimates of future cash flows. The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples to arrive at a fair value. Factors requiring significant judgment include, among others, assumptions related to forecasted operating results, discount rates, long-term growth rates, and market multiples. Changes in economic or operating conditions that occur after the annual impairment analysis and that impact these assumptions, may result in a future goodwill impairment charge, which could be material to Kforce’s consolidated financial statements.

As is more fully described in Note 6, Kforce completed its annual goodwill impairment test as of December 31, 2010 for each of its reporting units and recorded no impairment for the year ended December 31, 2010. No impairment charge was recorded for the year ended December 31, 2009 and an impairment charge of $128,429 was recorded for the year ended December 31, 2008.

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

The impairment evaluation for indefinite lived intangible assets, which for Kforce consist of trademarks and trade names, is conducted on an annual basis or more frequently if events or changes in circumstances indicate that an asset may be impaired. As is more fully described in Note 6, Kforce recognized impairment charges of $870 and $980 for the years ended December 31, 2009 and 2008, respectively, which are included in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss). No impairment charge was recorded for the year ended December 31, 2010.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets. Other than the impairment charges discussed in the preceding section, there were no other impairment charges recorded during the three years ended December 31, 2010.

Capitalized Software

Kforce purchases, develops, and implements new computer software to enhance the performance of our Firm-wide technology infrastructure. Direct internal costs such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $4,504, $1,832 and $1,776 during the years ended December 31, 2010, 2009 and 2008, respectively. Capitalized software development costs are classified as other assets, net in the accompanying consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

Commissions

Our associates make placements and earn commissions as a percentage of actual revenues or gross profit pursuant to a calendar-year-basis commission plan. The amount of commissions paid as a percentage of revenues or gross profit increases as volume increases. Kforce accrues commissions for actual revenues or gross profit at a percentage equal to the percent of total expected commissions payable to total revenues or gross profit for the year, as applicable.

Stock-Based Compensation

Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For awards settled in cash, we measure compensation expense based on the fair value of the award at each reporting date, net of estimated forfeitures. Total compensation expense recognized during the years ended December 31, 2010, 2009 and 2008 was $7,599, $8,838 and $11,744, respectively. The related tax benefit for the three years ended December 31, 2010 was $2,989, $3,491 and $4,991, respectively.

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

Earnings (Loss) per Share

Basic earnings or loss per share is computed as earnings or loss divided by the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding do not include unvested shares of restricted stock (“RS”) or performance-accelerated restricted stock (“PARS”). Diluted earnings or loss per common share is computed by dividing the earnings or loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as non-vested stock grants using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings or loss per share for the three years ended December 31, 2010:

	Years Ended December 31,
	2010	2009	2008
Numerator:
Income (loss) from continuing operations	$20,634	$12,873	$(89,121)
Income from discontinued operations, net of tax	—	—	5,013

Net income (loss)	$20,634	$12,873	$(84,108)

Denominator:
Weighted average shares outstanding – basic	39,480	38,485	39,471
Common stock equivalents	1,023	845	—

Weighted average shares outstanding – diluted	40,503	39,330	39,471

Earnings (loss) per share – basic:
From continuing operations	$0.52	$0.33	$(2.26)
From discontinued operations	—	—	0.13

Earnings (loss) per share – basic	$0.52	$0.33	$(2.13)

Earnings (loss) per share – diluted:
From continuing operations	$0.51	$0.33	$(2.26)
From discontinued operations	—	—	0.13

Earnings (loss) per share – diluted	$0.51	$0.33	$(2.13)

For the years ended December 31, 2010, 2009 and 2008, the total weighted average awards to purchase or receive 74, 2,078, and 5,401 shares of common stock were not included in the computations of diluted earnings (loss) per share, respectively, because these options would have had an anti-dilutive effect on earnings (loss) per share.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents the net after-tax impact of unrecognized actuarial gains and losses related to (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of December 31, 2010, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. This information is provided in our consolidated statements of operations and comprehensive income (loss).

Subsequent Events

Kforce considers events that occur after the balance sheet date but before the financial statements are issued to determine appropriate accounting and disclosure for those events. We evaluated all events or transactions that occurred subsequent to December 31, 2010 and through the time of filing this Annual Report on Form 10-K. We are not aware of any significant events that occurred subsequent to December 31, 2010 but prior to the filing of this report that would have a material impact on our consolidated financial statements.

New Accounting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a set of standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, Kforce would be required to prepare its financial statements in accordance with IFRS in our fiscal year ending December 31, 2015. Kforce is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments. In February 2010, the SEC released a policy statement confirming the continuous movement towards a vote during 2011 on whether or not to move ahead with a mandate for the required use of IFRS for U.S. public companies as well as an estimated timeline.

In October 2009, the FASB issued guidance related to multiple-deliverable revenue arrangements. This guidance requires entities to allocate revenues in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenues to be allocated using the relative selling price method. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on our future consolidated financial statements.

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

In accordance with the Scientific APA, Kforce was obligated to indemnify the Scientific Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Scientific APA ceased, with the exception of certain limited items, on October 29, 2009. Kforce believes the likelihood of any future exposure is remote.

Nursing

On June 29, 2008 (the “Nursing Closing Date”), Kforce entered into an Asset Purchase Agreement (the “Nursing APA”) pursuant to which it sold its per-diem Nursing business, a non-core business within its HLS segment, to Realtime Services, Inc. (the “Nursing Buyer”) for $1,500 in cash, which was paid at closing and a subordinated secured promissory note in the amount of $500 (the “Note”). The Note bears interest at a fixed rate of 6.0% and is due on June 30, 2011. During 2010, Kforce received a payment on the Note of $200, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) due to its insignificance. The remaining balance as of December 31, 2010 has been fully reserved. In connection with the closing of the sale, Kforce entered into certain ancillary agreements with the Nursing Buyer, including a Transition Services Agreement (the “Nursing TSA”). Through the Nursing TSA, Kforce provided various temporary support services. The fees for these services were generally equivalent to Kforce’s cost. Kforce had no significant continuing involvement in the operations of the per-diem Nursing business sold to the Nursing Buyer and, as such, classified such operating results as discontinued operations beginning in 2008.

In accordance with the Nursing APA, Kforce was obligated to indemnify the Nursing Buyer for certain losses, as defined, in excess of $50. Kforce’s obligations under the indemnification provisions of the Nursing APA ceased, with the exception of certain limited items, on June 29, 2009. Kforce believes the likelihood of any future exposure is remote.

The financial results of Scientific and Nursing have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss). The following summarizes the results from discontinued operations for the year ended December 31:

2008
Net service revenues	$23,604
Direct costs of services and operating expenses	(22,437)

1,167
Gain on sale of discontinued operations	7,330

Income from discontinued operations, before income taxes	8,497
Income tax expense	(3,484)

Income from discontinued operations, net of income taxes	$5,013

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

Acceleration of Equity Awards

Kforce granted 361 Stock Appreciation Rights and 575 shares of Performance Accelerated Restricted Stock on January 2, 2008 to Kforce’s Chief Executive Officer, Chief Financial Officer and the next three highest compensated executive officers (collectively, “Named Executive Officers” or “NEOs”). These equity awards included a provision whereby vesting could be accelerated at the discretion of the Compensation Committee should there be a sufficient gain on the disposal of a portion of Kforce’s business. As a result of the dispositions discussed above, Kforce’s Compensation Committee approved the acceleration of the vesting of these equity awards on June 30, 2008, which resulted in the acceleration and recognition of $6,009 of compensation expense during the quarter ended June 30, 2008. This expense has been classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

3. Fixed Assets

Major classifications of fixed assets and related useful lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2010	2009
Land		$5,892	$1,310
Building and improvements	5-40 years	24,995	—
Furniture and equipment	5-7 years	7,261	6,981
Computer equipment	3-5 years	5,162	4,148
Leasehold improvements	3-5 years	3,914	6,914
Capital leases	3-5 years	6,114	6,922

		53,338	26,275
Less accumulated depreciation and amortization		15,208	14,868

		$38,130	$11,407

On April 6, 2010, Kforce entered into a purchase and sale agreement to acquire its corporate headquarters for a purchase price of $28,500. This transaction closed on May 27, 2010 and was funded under the Credit Facility. Kforce incurred $382 of costs that were directly attributable to the acquisition of its corporate headquarters, which were capitalized as part of the purchase price. In addition, Kforce decreased the purchase price by $373 for certain balances that arose as a result of its previous operating lease, which included a rental obligation that represented the difference between the straight-line rent expense and the sum of actual cash payments made and certain rent prepayments. The resulting aggregate purchase price of $28,509 was allocated between land and building and improvements in the amounts of $4,581 and $23,928, respectively. The estimated useful lives of the building and improvements range from 5 to 40 years. Upon the closing of the transaction, all lease agreements and amendments related to our corporate headquarters were immediately terminated.

Depreciation and amortization expense during the years ended December 31, 2010, 2009 and 2008 was $5,558, $5,251 and $5,415, respectively.

4. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Current:
Federal	$9,062	$7,192	$14,951
State	1,094	547	2,233
Deferred	2,534	1,281	(15,256)

	$12,690	$9,020	$1,928

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	3.8	2.6	0.4
Non-deductible goodwill impairment	—	—	(37.6)
Other	(0.7)	3.6	—

Effective tax rate	38.1%	41.2%	(2.2)%

Deferred income tax assets and liabilities are composed of the following:

	DECEMBER 31,
	2010	2009
Deferred taxes, current:
Assets:
Accounts receivable reserves	$1,580	$2,611
Accrued liabilities	3,721	2,327
Federal net operating loss carryforwards	—	386
Deferred compensation obligation	378	412
Other	19	986

	5,698	6,722
Liabilities:
Prepaid expenses	(748)	(711)

Deferred tax asset, net – current	4,950	6,011

Deferred taxes, non-current:
Assets:
Deferred compensation obligation	7,814	7,220
Stock-based compensation	3,911	3,944
Pension and post-retirement benefit plans	5,349	3,605
Other	1,352	1,012

	18,426	15,781
Liabilities:
Fixed assets	(2,790)	(2,651)
Goodwill and intangible assets	(6,729)	(2,750)

Deferred tax asset, net – non-current	8,907	10,380

Net deferred tax asset	$13,857	$16,391

At December 31, 2010, Kforce has approximately $10,272 of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2029.

In evaluating the realizability of Kforce’s deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Management considers, among other things, the ability to generate future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. As a result of this evaluation, no valuation allowance was recorded against deferred tax assets as of December 31, 2010 or 2009.

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. As of December 31, 2010, Global, a wholly-owned subsidiary of Kforce Government Holdings, Inc., had an ongoing audit of its 2008 tax return filed with the Philippines Bureau of Inland Revenue. No assessments related to this audit have been proposed as of December 31, 2010. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.

Uncertain Income Tax Positions

In July 2006, the FASB clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the FASB provided guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows:

	December 31,
	2010	2009	2008
Beginning balance	$238	$200	$517
Additions for tax positions of prior years	53	80	6
Reductions for tax positions of prior years – lapse of applicable statutes	(76)	(42)	—
Settlements	(24)	—	(323)

Ending balance	$191	$238	$200

The entire amount of these unrecognized tax benefits as of December 31, 2010, if recognized, would impact the effective tax rate. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.

Kforce recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010 and 2009, interest and penalties recognized and the cumulative amount accrued as of each year-end were not significant.

Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Global files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S income tax examinations by tax authorities for years before 2005.

5. Other Assets

	DECEMBER 31,
	2010	2009
Cash surrender value of life insurance policies, net of policy loans of $3,924 and $0, respectively	$20,096	$20,478
Capitalized software, net of amortization	11,982	10,650
Deferred loan costs, net of amortization	126	277
Prepaid rent – headquarters, net of amortization	—	631
Other non-current assets	737	878

	$32,941	$32,914

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

Kforce capitalized software purchases as well as direct costs associated with software developed for internal use of approximately $6,258 and $2,705 during 2010 and 2009, respectively. Accumulated amortization of capitalized software was $22,080 and $17,449 as of December 31, 2010 and 2009, respectively. Amortization expense of capitalized software during the years ended December 31, 2010, 2009 and 2008 was $4,925, $4,426 and $4,720, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the two years ended December 31, 2010:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Balance as of January 1, 2009	$16,898	$8,006	$10,397	$104,818	$140,119
Adjustment to dNovus (a)	—	—	—	(2,207)	(2,207)

Balance as of December 31, 2009	$16,898	$8,006	$10,397	$102,611	$137,912
Adjustment to PCCI	136	—	—	30	166

Balance as of December 31, 2010	$17,034	$8,006	$10,397	$102,641	$138,078

(a)	This adjustment is the result of the finalization of the dNovus purchase price allocation. The assumptions used in the purchase price allocation are more fully described in Note 7.

Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2010 and 2009. We compared the carrying value of each of our four reporting units to their estimated fair value. For the December 31, 2010 impairment assessment, Kforce estimated the fair value of HLS and GS reporting units based on a weighting of both the income approach and the market approach while the fair value of Tech and FA reporting units were carried forward from the December 31, 2009 annual impairment assessment. For the December 31, 2009 impairment assessment, Kforce estimated the fair value of each of our four reporting units based on a weighting of both the income approach and the market approach.

Discounted cash flows, which serve as the primary basis for the income approach for applicable reporting units, were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends for each reporting unit and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. A terminal value growth rate of 3.0% was used for each reporting unit. For each calculation of fair value of HLS and GS reporting units for the 2010 impairment test, the income approach valuations included reporting unit cash flow discount rates, representing each reporting unit’s weighted average cost of capital, of 15.0%. For the calculation of fair value of HLS and GS reporting units for the 2010 impairment test, the market approach applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit to determine its value. Kforce utilized invested capital/revenue multiples ranging from 0.30 to 1.30 and invested capital/EBITDA multiples ranging from 7.0 to 11.0 in order to value each of its reporting units under the market approach. Kforce assigned a weighting to each of the invested capital ratios for each reporting unit based on the ratio that is predominately used in the marketplace to value those types of businesses. Publicly available information regarding the market capitalization of Kforce was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

No goodwill impairment charges resulted from the December 31, 2010 or 2009 annual impairment analyses. As of December 31, 2010, Kforce determined that the fair value of our Tech, FA, HLS and GS reporting units exceeded their carrying amounts by 59%, 107%, 58% and 17%, respectively. Because no indicators of impairment existed for the reporting units, the second step of the test to determine the implied fair value of goodwill for each reporting unit was not required.

Although the 2010 annual goodwill impairment analysis for HLS and GS utilized assumptions we believe to be reasonable and financial forecasts we believe to be achievable, we performed a sensitivity analysis by independently modifying the discount rate, long-term growth rate and forecasted operating results; none of which indicated impairment.

Kforce recorded an impairment charge of $128,429 ($116,669 for Tech and $11,760 for FA) in the three months ended December 31, 2008 as a result of its annual impairment assessment, which represented 87.3% and 59.5% of the Tech and FA goodwill prior to the impairment charge, respectively, as their carrying values exceeded their respective fair values. Consistent with the approach in the 2010 and 2009 annual impairment assessments, Kforce utilized the income approach and market approach to calculate fair values. The impairment charge in 2008 was primarily a result of the impact that the depressed economic environment, including the turmoil in the financial markets, illiquidity in the credit markets, and increasing jobless claims and unemployment rates, had on overall equity values as well as our operations, forecasted cash flows and market capitalization experienced during 2008.

The following table contains a disclosure of the gross amount and accumulated impairment losses of goodwill for Tech and FA reporting units for the two years ended December 31, 2010:

	Technology			Finance and Accounting
	Gross Amount	Accumulated Impairment Losses	Carrying Value	Gross Amount	Accumulated Impairment Losses	Carrying Value

Balance as of January 1, 2009	$156,255	$(139,357)	$16,898	$19,766	$(11,760)	$8,006
Balance as of December 31, 2009	$156,255	$(139,357)	$16,898	$19,766	$(11,760)	$8,006
Balance as of December 31, 2010	$156,391	$(139,357)	$17,034	$19,766	$(11,760)	$8,006

There have been no impairment charges recognized for our HLS and GS reporting units. As a result, the carrying values of goodwill for each of the two years ended December 31, 2010 represents the gross amount of goodwill attributable to these reporting units.

Other Intangible Assets

During the three months ended June 30, 2009, Kforce performed a review of a trade name that was acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. which indicated a lack of market recognition and penetration of this trade name. We determined that the trade name’s carrying value was no longer recoverable. The fair value of the trade name was based on a relief-from-royalty model, which is considered a Level 3 input by Kforce. As a result, an impairment charge of $870 was recognized. The impairment charge is classified in goodwill and intangible asset impairment in the accompanying consolidated statements of operations and comprehensive income (loss). There was no impairment charge recorded during the year ended December 31, 2010.

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

As of December 31, 2010 and 2009, intangible assets, net in the accompanying consolidated balance sheets consists of non-compete agreements, employment agreements, trade names, patents, trademarks, customer relationships, and customer contracts. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of December 31, 2010 and 2009. Customer relationships, customer contracts and other definite-lived intangibles, net of accumulated amortization, amounted to $5,547 and $7,835 as of December 31, 2010 and 2009, respectively.

Amortization expense on intangible assets for each of the three years ended December 31, 2010 was $2,128, $1,996 and $3,689, respectively. As of December 31, 2010 and 2009, accumulated amortization of intangible assets was $22,903 and $20,628, respectively. Amortization expense for 2011, 2012, 2013, 2014 and 2015 is expected to be $2,269, $1,110, $943, $752 and $634, respectively.

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

The $29,773 of remaining excess purchase price was assigned to goodwill and was allocated to the GS reporting unit. The significance of the goodwill balance was principally due to the value related to the acquired workforce, which is generally significantly higher with a Federal Government contractor, because, among other factors, the majority of the workforce possesses valuable high-level security clearances, which are necessary to conduct business with most customers in this sector. During 2010, Kforce received a disbursement of $425 from escrow for certain indemnification claims.

As a result of this transaction being treated as an asset purchase under Internal Revenue Code Section 338(h)(10), the goodwill is deductible for tax purposes.

The following unaudited pro forma consolidated financial information for Kforce gives effect to the RDI acquisition, which was effective November 30, 2008, as if it had occurred as of the beginning of 2008. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on the date indicated, or that may result in the future.

YEAR ENDED DECEMBER 31, 2008
Revenues	$1,028,136
Net loss	$(82,306)
Loss per share – basic	$(2.09)
Loss per share – diluted	$(2.09)
Weighted average shares outstanding – basic	39,471
Weighted average shares outstanding – diluted	39,471

8. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following:

	DECEMBER 31,
	2010	2009
Accounts payable	$18,150	$14,891
Accrued liabilities	12,452	10,546

	$30,602	$25,437

Kforce utilizes a major procurement card provider to pay certain of its corporate trade payables. The balance owed to this provider for these transactions as of December 31, 2010 and 2009 was $335 and $857, respectively, and has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The cash flows associated with these transactions have been presented as a financing activity in the accompanying consolidated statement of cash flows.

9. Accrued Payroll Costs

Accrued payroll costs consisted of the following:

	DECEMBER 31,
	2010	2009
Payroll and benefits	$38,688	$38,115
Payroll taxes	10,549	7,123
Accrued health insurance payable	3,548	3,410
Workers’ compensation	1,676	2,042

	$54,461	$50,690

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

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable less certain minimum availability reserves and bear interest at a rate of LIBOR plus 1.25% or the prime rate. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per year of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio of 1.25 to 1.00 in the event that it is unable to maintain minimum availability under the Credit Facility of $15,000. As of December 31, 2010, Kforce had availability under the Credit Facility of $89,345; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. Kforce believes the likelihood of default is remote.

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

The Credit Facility expires November 3, 2011. Kforce is currently undergoing an evaluation of various financing alternatives, including an extension of the existing Credit Facility, a new credit facility and an alternative financing vehicle. As a result of the expiration date of the current Credit Facility, we have classified outstanding borrowings under the Credit Facility as a current liability in our Consolidated Financial Statements as of December 31, 2010.

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	DECEMBER 31,
	2010	2009
Deferred compensation plan (Note 12)	$19,711	$15,759
Supplemental executive retirement plan (Note 12)	12,046	8,316
Accrued rent	899	2,670
Accrued alternative long-term incentive (Note 12)	—	1,121
Supplemental executive retirement health plan (Note 12)	895	411
Other	1,250	826

	$34,801	$29,103

Kforce accounts for lease arrangements that contain scheduled rent escalations by recognizing rent expense on a straight-line basis over the lease term. The difference between the straight-line rent expense and the cash payment made is recorded as a rental obligation, which amounted to $693 and $2,471 as of December 31, 2010 and 2009, respectively, and is classified within accrued rent in the table above.

12. Employee Benefit Plans

Alternative Long-Term Incentive

On January 2, 2009, Kforce granted to certain executive officers an alternative long-term incentive (“ALTI”), which was initially measured over three tranches having periods of 12, 24, and 36 months. The terms specified that ultimate annual payouts could have been based on the performance of Kforce’s common stock each year relative to its peer group, as defined by the Compensation Committee, or based upon the achievement of other market conditions contained in the terms of the award.

During the quarter ended September 30, 2009, Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result of this condition being met, the ultimate annual payout for each tranche became 150% of the target. The fair value of each tranche was being recognized over the requisite service period. On December 28, 2010, the Compensation Committee of the Board of Directors approved the accelerated vesting of the third tranche of the ALTI, which resulted in the recognition of $449 of compensation expense during the quarter ended December 31, 2010. Kforce recognized total compensation expense related to the ALTI of $1,563 and $2,467 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, $2,685 is classified in other current liabilities, which was paid in January 2011. As of December 31, 2009, $1,346 is classified in other current liabilities, which was paid in January 2010, and $1,121 is classified in other long-term liabilities in the accompanying consolidated balance sheets.

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

Kforce accrued matching contributions of $1,924 and $1,829 for the above plans’ years ended December 31, 2010 and 2009, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held a combined 344 and 414 shares of Kforce’s common stock as of December 31, 2010 and 2009, respectively. These shares represented approximately 1% of Kforce’s outstanding shares as of each of the two years ended December 31, 2010.

Employee Stock Purchase Plan

The 2009 ESPP allows all eligible employees to purchase Kforce’s common stock at a 5% discount from its market price at the end of a rolling three-month purchase period and without commissions on the purchases. Employees are eligible to participate in the 2009 ESPP as of the next 2009 ESPP enrollment date following their date of hire. The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) expired during 2009. Pursuant to the 1999 ESPP, Kforce issued 81 and 96 shares of common stock at average purchase prices of $7.21 and $8.82 per share during the years ended December 31, 2009 and 2008, respectively. These shares were transferred to the 1999 ESPP from Kforce’s treasury stock. No shares were issued during the year ended December 31, 2010 pursuant to the 2009 ESPP.

Deferred Compensation Plan

Kforce has a Non-Qualified Deferred Compensation Plan (the “Kforce NQDC Plan”) and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (the “KGS NQDC Plan”), pursuant to which eligible management and highly compensated key employees, as defined by U.S. Internal Revenue Service regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At December 31, 2010 and 2009, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $967 and $1,049, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $19,711 and $15,759 as of December 31, 2010 and 2009, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. Compensation expense of $1,370, $1,145 and $1,274 was recognized for the plan for the years ended December 31, 2010, 2009, and 2008, respectively.

During July 2010, Kforce received approximately $5.0 million in borrowings against the cash surrender value of its corporate-owned life insurance policies. Kforce is not obligated to repay the loan or any interest that is associated with the loan, which is expected to be insignificant. However, the loan is currently being repaid with normal premium payments, which are being applied against the loan as the employee deferrals are being submitted. The cash surrender values of these company-owned life insurance policies, $20,096 (net of policy loans of $3,924) and $20,478 at December 31, 2010 and 2009, respectively, are classified in other assets, net (Note 5).

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

The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2010 and 2009, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 9.93% and 10.30%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2010 and 2009 was 5.0% and 6.5%, respectively, and was based on historical compensation increases as well as future expectations. The Company applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the years ended December 31, 2010 and 2009, net periodic benefit cost was $153 and $128, respectively.

As of December 31, 2010 and 2009, the projected benefit obligation associated with our foreign defined benefit pension plan was $694 and $446, respectively, which is classified in other long-term liabilities in the accompanying consolidated balance sheets.

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

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006. For purposes of the measurement of the benefit obligation as of December 31, 2010, Kforce has assumed that all participants will elect to take the lump sum present value option.

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2010	2009
Discount rate	4.00%	4.75%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	4.00%	4.00%

The following represents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2010	2009
Discount rate	4.75%	6.00%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	4.00%	4.00%

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

Due to the SERP being unfunded as of December 31, 2010 and 2009, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and the current market conditions. The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases for its NEOs and future target compensation levels for its NEOs taking into account the NEOs’ assumed retirement date.

The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, Kforce monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.

Net Periodic Benefit Cost

The following represents the components of net periodic benefit cost for the years ended:

	DECEMBER 31,
	2010	2009
Service cost	$3,025	$2,295
Interest cost	395	257
Amortization of actuarial loss	82	—
Curtailment gain	—	(279)

Net periodic benefit cost	$3,502	$2,273

Changes in Benefit Obligation

The following represents the changes in the benefit obligation for the years ended:

	DECEMBER 31,
	2010	2009
Projected benefit obligation, beginning	$8,316	$3,489
Service cost	3,025	2,295
Interest cost	395	257
Actuarial experience and changes in actuarial assumptions	310	2,275

Projected benefit obligation, ending	$12,046	$8,316

None of the above benefit obligation was funded as of December 31, 2010. The projected benefit obligation above is classified in other long-term liabilities in the accompanying consolidated balance sheets. The present value of the accumulated benefit obligation as of December 31, 2010 and 2009 is $10,398 and $7,027, respectively.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2010. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2011.

Estimated Future Benefit Payments

Benefit payments by the SERP, which reflect the anticipated future service of participants, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2011	$—
2012	—
2013	10,383
2014	—
2015	—
2016-2020	12,721
Thereafter	18,829

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

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the present value of the postretirement benefit obligation at:

	DECEMBER 31,
	2010	2009
Discount rate	5.25%	5.50%
Expected long-term rate of return on plan assets	—	—

The following represents the actuarial assumptions used to determine the net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2010	2009
Discount rate	5.50%	5.50%
Expected long-term rate of return on plan assets	—	—

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable.

Due to the SERHP being unfunded as of December 31, 2010 and 2009, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The following represents the assumed health care cost trend rates used to determine the postretirement benefit obligations for the years ended:

	DECEMBER 31,
	2010	2009
Health care cost trend rate assumed for next year	8.50%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2014

Assumed health care cost trend rates can have a significant effect on the amounts reported for the SERHP. A one percent change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect of total of service and interest cost	$72	$(57)
Effect on postretirement benefit obligation	$176	$(142)

Net Periodic Postretirement Benefit Cost

The following represents the components of net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2010	2009
Service cost	$310	$149
Interest cost	26	35
Amortization of actuarial loss	3	—
Gain from change in attribution period	—	(417)
Curtailment gain	—	(180)

Net periodic benefit (gain) cost	$339	$(413)

Changes in Postretirement Benefit Obligation

The following represents the changes in the postretirement benefit obligation for the years ended:

	DECEMBER 31,
	2010	2009
Accumulated postretirement benefit obligation, beginning	$411	$638
Service cost	310	149
Interest cost	26	35
Gain from change in attribution period	—	(418)
Actuarial experience and changes in actuarial assumptions	148	7

Accumulated postretirement benefit obligation, ending	$895	$411

None of the above benefit obligation was funded as of December 31, 2010. The accumulated postretirement benefit obligation above has been classified in other long term liabilities in the accompanying consolidated balance sheets.

Estimated Future Benefit Payments

Benefit payments by the SERHP, which reflect anticipated future service of the participants, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2011	$—
2012	—
2013	17
2014	41
2015	45
2016-2020	337
Thereafter	8,103

Pre-tax amounts recognized in accumulated other comprehensive income as of December 31, 2010 that have not yet been recognized as components of net periodic benefit cost for all of Kforce’s defined benefit pension and postretirement plans, including an insignificant foreign defined benefit plan, consist entirely of actuarial gains and losses arising from the actuarial experience of the plans and changes in actuarial assumptions, as follows:

	Pensions	Postretirement
Net pre-tax actuarial loss	$(2,302)	$(152)

The estimated portion of the net actuarial loss above that is expected to be recognized as a component of net periodic benefit cost in the year ending December 31, 2011 is shown below:

	Pensions	Postretirement
Recognized net actuarial loss	$(84)	$(7)

The loss recognized in 2009 includes the recognition of a curtailment gain that resulted from the termination of one of the Named Executive Officers participating in the SERP and SERHP. The curtailment gains recognized for the SERP and SERHP were $279 and $180, respectively.

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

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired. No impairment was recognized on these assets during the year ended December 31, 2010.

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

The 2006 Stock Incentive Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), PARS and RS, subject to share availability. Vesting of equity instruments issued under the 2006 Stock Incentive Plan is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options. The 2006 Stock Incentive Plan terminates on April 28, 2016.

The Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the three years ended December 31, 2010:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2007	3,602	111	113	3,826	$10.96
Granted	—	—	35	35	$9.13	$6.47
Exercised	(371)	—	—	(371)	$6.98		$1,521
Forfeited/Cancelled	(298)	(50)	(40)	(388)	$20.25

Outstanding as of December 31, 2008	2,933	61	108	3,102	$10.26
Granted	—	—	—	—	$—	—
Exercised	(615)	—	—	(615)	$9.68		$1,332
Forfeited/Cancelled	(157)	(30)	—	(187)	$10.27

Outstanding as of December 31, 2009	2,161	31	108	2,300	$10.41
Granted	—	—	—	—	$—	—
Exercised	(976)	(31)	(10)	(1,017)	$8.50		$7,195
Forfeited/Cancelled	(598)	—	—	(598)	$14.74

Outstanding and Exercisable as of December 31, 2010	587	—	98	685	$9.47

Kforce uses the Black-Scholes option pricing model to derive the fair value of stock options granted. The following assumptions were used in the valuation of options granted during the years ended December 31:

2008
Expected term (a)	6.7 yrs
Expected volatility (b)	75.4%
Expected dividends (c)	0%
Risk-free rate (d)	3.7%

(a)	Weighted-average exercise terms are based upon historical exercise behavior for Kforce stock options and may vary based upon the applicable employee group exercise patterns.
(b)	Volatility is based upon the historical volatility of Kforce’s common stock during a term commensurate with the expected term of the option.
(c)	The dividend yield is based upon Kforce historically not paying dividends on its common stock.
(d)	The risk-free rate is based upon treasury yields with similar terms.

The following table summarizes information about employee and director stock options under all of the plans mentioned above as of December 31, 2010:

	OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$0.00 - $5.30	117	1.21	$4.24	$1,393
$5.31 - $9.35	217	3.59	$9.12	1,532
$9.36 - $14.45	351	4.46	$11.43	1,670

	685	3.63	$9.47	$4,595

No compensation expense was recorded during the year ended December 31, 2010 as a result of the grant date fair value having been fully amortized as of December 31, 2009. During the years ended December 31, 2009 and 2008, Kforce recognized compensation expense of $127 and $455, respectively.

Stock Appreciation Rights

Although no requirement exists, SARs are generally granted on the first trading day of each year to Kforce’s Named Executive Officers based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs granted during the years ended December 31, 2008 cliff vest 100% three years from the date of issuance. However, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days or if the Compensation Committee determines that the criteria for acceleration are satisfied. The SARs granted during the year ended December 31, 2008 also contained a performance-based acceleration feature that related to the disposition of a portion of the business at a sufficient gain, which was subject to Compensation Committee approval. As was previously discussed, on June 30, 2008 the Compensation Committee approved the acceleration of the vesting of the SARs that were granted in 2008 as a result of the sale of Kforce’s Scientific and per-diem Nursing businesses and, as a result, Kforce accelerated the previously unrecognized compensation expense associated with these awards.

The following table presents the activity for the three years ended December 31, 2010:

	Number of SARs	Weighted Average Exercise Price Per SAR	Weighted Average Grant Date Fair Value	Total Intrinsic Value of SARs Exercised
Outstanding as of December 31, 2007	469	$12.66
Granted	361	$8.94	$5.30

Outstanding as of December 31, 2008	830	$11.04
Forfeited/Cancelled	(28)	$10.32

Outstanding as of December 31, 2009	802	$11.07
Exercised	(633)	$11.27		$3,241

Outstanding and Exercisable as of December 31, 2010	169	$10.32

The valuation of the SARs was based upon a Black-Scholes valuation model. The following assumptions were used in the valuation of SARs granted during the years ended December 31:

2008
Expected term (a)	5.61 yrs
Expected volatility (b)	62.7%
Expected dividends (c)	0%
Risk-free rate (d)	3.5%

(a)	The expected term for SARs is composed of a derived service period, which is determined using a lattice model; and a weighted average holding period, which is based on upon historical behavior and may vary from assumptions used for stock options based upon the applicable employee group patterns.
(b)	Volatility is based upon the historical volatility of Kforce’s common stock during a term commensurate with the expected term of the option.
(c)	The dividend yield is based upon Kforce not historically paying dividends on its common stock.
(d)	The risk-free rate is based upon treasury yields with similar terms.

Compensation expense attributable to SARs is recognized on a straight-line basis over the derived service period. No compensation expense was recognized during the year ended December 31, 2010 or 2009 due to the grant date fair value being fully amortized as of December 31, 2008. During the year ended December 31, 2008, Kforce recorded compensation expense of $3,384, which includes the compensation expense resulting from the June 30, 2008 acceleration.

Performance Accelerated Restricted Stock

PARS are periodically granted to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the years ended December 31, 2010, 2009 and 2008 have a graded six-year vesting period. However, vesting is accelerated if Kforce’s closing stock price exceeds the stock price at the date of grant by a pre-established percentage (which has historically approximated 50%) for a period of 10 trading days.

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

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2010:

	Number of PARS	Weighted Average Grant Date Fair Value	Total Intrinsic Value of PARS Vested

Outstanding as of December 31, 2007	299	$13.31
Granted	575	$8.94
Vested	(575)	$8.94	$5,144
Forfeited	(2)	$13.92

Outstanding as of December 31, 2008	297	$13.30
Granted	591	$7.62
Vested	(591)	$7.62	$6,582
Forfeited	(20)	$13.21

Outstanding as of December 31, 2009	277	$13.31
Granted	1,228	$12.79
Vested	(69)	$13.31	$914
Forfeited	—	$—

Outstanding as of December 31, 2010	1,436	$12.87

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the derived service period, which is determined using a lattice model.

During the years ended December 31, 2010, 2009 and 2008, Kforce recorded compensation expense of approximately $4,931, $5,481 and $6,055, respectively. As of December 31, 2010, there was $11,602 of unrecognized compensation expense related to PARS, which will be recognized over a weighted average remaining period of 2.69 years.

Restricted Stock

RS is periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the years ended December 31, 2010, 2009 and 2008 had vesting terms ranging from one year to six years.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2010:

	Number of RS	Weighted Average Grant Date Fair Value	Total Intrinsic Value of RS Vested

Outstanding as of December 31, 2007	80	$13.33
Granted	517	$8.31
Forfeited	(19)	$9.55

Outstanding as of December 31, 2008	578	$8.96
Granted	35	$9.74
Vested	(209)	$8.46	$1,619
Forfeited	(59)	$9.93

Outstanding as of December 31, 2009	345	$9.17
Granted	199	$12.77
Vested	(82)	$9.36	$1,093
Forfeited	—	$—

Outstanding as of December 31, 2010	462	$10.68

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

During the years ended December 31, 2010, 2009, and 2008, Kforce recorded compensation expense of approximately $1,105, $763 and $1,850, respectively. As of December 31, 2010, there was $3,602 of unrecognized compensation expense related to RS, which will be recognized over a weighted average remaining period of 3.72 years.

15. Commitments and Contingencies

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require Kforce to pay taxes, insurance and maintenance costs, in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
Capital Leases
Present value of payments	$1,491	$1,307	$583	$164	$49	$—	$3,594
Interest	380	157	111	24	9	—	681

Capital Lease Payments	$1,871	$1,464	$694	$188	$58	$—	$4,275

Operating Leases
Facilities	$5,695	$4,163	$2,411	$785	$8	$—	$13,062
Furniture and equipment	90	34	3	—	—	—	127

Total Operating Leases	$5,785	$4,197	$2,414	$785	$8	$—	$13,189

Total Leases	$7,656	$5,661	$3,108	$973	$66	$—	$17,464

The present value of the minimum lease payments for capital lease obligations has been classified in other current liabilities and long-term debt – other, according to their respective maturities. Rental expense under operating leases was $7,684, $9,951 and $10,222 for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase Commitments

Kforce has entered into various commitments including, among others, a compensation software hosting and licensing arrangement, contracts with resorts to host our annual employee incentive trips in 2011 and 2012, and a commitment for data center fees for certain of our information technology applications. As of December 31, 2010, these commitments amounted to approximately $14,344 and are expected to be paid as follows: $6,548 in 2011; $3,946 in 2012; $3,078 in 2013; $648 in 2014 and $124 in 2015.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2010, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2,663, and for facility lease deposits totaling $171.

Litigation

As disclosed in our previous filings with the SEC, Kforce is a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Quarterly Report on Form 10-Q for the period ended September 30, 2010 has been preliminarily approved by the Court in the adjusted amount of $2,526, which has been recorded within accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. A hearing on the final approval is scheduled to take place in May 2011.

In the ordinary course of its business, Kforce is from time to time threatened with litigation or named as a defendant in various lawsuits and administrative proceedings. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

Other than as described above, Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, its cash flows or its financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an employee is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2010 was approximately $57,219 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good reason following a change in control and $19,482 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good reason in the absence of a change of control.

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

Historically, and through our year ended December 31, 2010, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States.

The following table provides information concerning the continuing operations of our segments for the three years ended December 31, 2010:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
2010
Net service revenues
Flexible billings	$522,220	$165,831	$160,247	$103,132	$951,430
Search fees	16,346	21,365	1,666	—	39,377

Total revenue	$538,566	$187,196	$161,913	$103,132	$990,807
Gross profit	$159,983	$70,811	$48,414	$33,206	$312,414
2009
Net service revenues
Flexible billings	$457,544	$146,186	$163,481	$114,523	$881,734
Search fees	10,280	16,670	1,452	—	28,402

Total revenue	$467,824	$162,856	$164,933	$114,523	$910,136
Gross profit	$133,906	$61,836	$49,256	$40,981	$285,979
2008
Net service revenues
Flexible billings	$493,282	$174,039	$187,486	$76,225	$931,032
Search fees	26,585	37,220	2,180	—	65,985

Total revenue	$519,867	$211,259	$189,666	$76,225	$997,017
Gross profit	$161,087	$95,458	$59,669	$28,437	$344,651

17. Quarterly Financial Data (Unaudited)

The quarterly financial data presented below has been adjusted, where applicable, to reflect the discontinued operations of Kforce’s Scientific and Nursing businesses, which is more fully described in Note 2.

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2010
Net service revenues	$226,656	$246,137	$259,519	$258,495
Gross profit	68,145	78,395	83,465	82,409
Net income	2,708	5,144	6,444	6,338
Earnings per share-basic	$0.07	$0.13	$0.16	$0.16
Earnings per share-diluted	$0.07	$0.13	$0.16	$0.16
2009
Net service revenues	$231,309	$225,952	$228,273	$224,602
Gross profit	72,221	71,621	72,316	69,821
Net income	3,161	3,907	2,272	3,533
Earnings per share-basic	$0.08	$0.10	$0.06	$0.09
Earnings per share-diluted	$0.08	$0.10	$0.06	$0.09

During the third and fourth quarters of 2010, Kforce reduced the allowance for doubtful accounts, fallouts and other accounts receivable reserves by $720 and $1,470, respectively, which were recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The reductions resulted from evidence gathered during an ongoing analysis performed on various factors including recent trends, specific analysis of significant receivable balances that are past due, concentration of receivables and the current state of the U.S. economy.

Additionally, during the third quarter of 2010, Kforce recorded an accrual in the amount of $1,850 as a preliminary settlement amount for an existing class action lawsuit alleging misclassification of California Account Managers. During the fourth quarter of 2010, an additional amount of $676 was recorded increasing the accrual for the settlement, which is subject to final court approval, to $2,526. The amounts recorded in the third and fourth quarter were both recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the year ended December 31:

	2010	2009	2008
Cash paid during the period for:
Income taxes, net	$13,345	$10,310	$19,927
Interest, net	$739	$830	$1,905
Non-Cash Transaction Information:
Tax benefit from disqualifying dispositions of stock options and restricted stock	$322	$162	$416
Shares tendered in payment of exercise price of stock options and SARs	$6,705	$2,172	$578
Common Stock transactions:
Employee stock purchase plan	$—	$586	$849
Equipment acquired under capital leases	$2,111	$1,088	$1,863
Proceeds from discontinued operations held in escrow	—	—	$1,150
Cash used in connection with acquisitions, net:
Acquisition costs	$—	$109	$38,982
Cash received in acquisition	—	—	(578)

	$—	$109	$38,404

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2010.

Item 11.	Executive Compensation.

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2010.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2010.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2010.

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

2. Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibits Index are incorporated by reference into this Item 15(b) and are a part of this report.

KFORCE INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts and Reserves	71

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2008	$3,002	5,121	(166)	(1,587)	$6,370
	2009	$6,370	42	(160)	352	$6,604
	2010	$6,604	(2,632)	185	(136)	$4,021

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income.
(b)	Deductions include write-offs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts, fallouts and other accounts receivables reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: March 4, 2011	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 4, 2011	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2011	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 4, 2011	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 4, 2011	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: March 4, 2011	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: March 4, 2011	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: March 4, 2011	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: March 4, 2011	By:	/s/ PATRICK D. MONEYMAKER
Patrick D. Moneymaker
Director

Date: March 4, 2011	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: March 4, 2011	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: March 4, 2011	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: March 4, 2011	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman, Vice President and Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on February 7, 2007.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Form of Indenture, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

9.1	Form of Parent Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

9.2	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant, incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

10.1	Second Amended and Restated Credit Agreement, dated as of October 2, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 3, 2006.

10.2	Consent and First Amendment to Second Amended and Restated Credit Agreement, dated as of July 2, 2007, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.3	Consent and Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2008, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.4	Assignment and Acceptance Agreement, dated September 16, 2009, made between The CIT Group/Business Credit, Inc. and Wachovia Bank, National Association, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 4, 2009.

10.5	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.6	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.7	Employment Agreement, dated as of December 31, 2006, between the Registrant and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

Exhibit Number	Description

10.8	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.9	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.10	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.11	Employment Agreement, dated as of December 31, 2006, between the Registrant and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.12	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.13	Separation and Release Agreement, dated as of January 9, 2009, between Kforce Inc. and Stephen J. McMahan, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 27, 2009.

10.14	Employment Agreement, dated as of July 1, 2003, between the Registrant and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.15	Amendment to Employment Agreement, dated as of December 30, 2008, between Kforce Inc. and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.16	Employment Agreement, dated as of October 2, 2009, between Kforce Inc. and Randy Marmon, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 8, 2009.

10.17	Administrative Agreement, dated as of December 29, 2009, between and among Kforce Government Solutions, Inc., on behalf of itself, Kforce Global Solutions, Inc., and Bradson Corporation and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 30, 2009.

10.18	Kforce Inc. 2006 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-168529) filed with the SEC on August 4, 2010.

10.19	Form of Restricted Stock Award Agreement.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.