Form 10-Q
period 2011-03-31
KFORCE  INC
filed 2011-05-04
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2011, was 42,989,639.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2011

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires.

This report, particularly Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II, Item 1A, Risk Factors, and the documents we incorporate into this report, contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the economic environment, developments within the staffing sector including, but not limited to, the penetration rate and growth in temporary staffing, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2011	March 31, 2010
Flexible billings	$252,289	$218,763
Search fees	10,099	7,893

Net service revenues	262,388	226,656
Direct costs of services	183,875	158,511

Gross profit	78,513	68,145
Selling, general and administrative expenses	67,223	60,940
Depreciation and amortization	3,336	2,976

Income from operations	7,954	4,229
Other expense, net	316	374

Income before income taxes	7,638	3,855
Income tax expense	2,798	1,147

Net income	4,840	2,708
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	22	25

Comprehensive income	$4,862	$2,733

Earnings per share – basic	$0.12	$0.07
Earnings per share – diluted	$0.12	$0.07

Weighted average shares outstanding – basic	39,836	39,257
Weighted average shares outstanding – diluted	40,897	40,387

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$448	$1,055
Trade receivables, net of allowances of $3,145 and $4,021, respectively	163,151	148,507
Income tax refund receivable	1,598	5,675
Deferred tax asset, net	4,950	4,950
Prepaid expenses and other current assets	6,646	5,014

Total current assets	176,793	165,201
Fixed assets, net	37,443	38,130
Other assets, net	34,150	32,941
Deferred tax asset, net	8,907	8,907
Intangible assets, net	7,427	7,787
Goodwill	138,078	138,078

Total assets	$402,798	$391,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$30,728	$30,602
Accrued payroll costs	53,248	54,461
Credit facility	25,340	10,825
Other current liabilities	1,486	4,185
Income taxes payable	1,230	250

Total current liabilities	112,032	100,323
Long-term debt	1,842	2,103
Other long-term liabilities	35,325	34,801

Total liabilities	149,199	137,227

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,452 and 66,542 issued, respectively	685	665
Additional paid-in capital	362,368	355,869
Accumulated other comprehensive loss	(1,458)	(1,480)
Retained earnings	66,819	61,979
Treasury stock, at cost; 25,477 and 24,823 shares, respectively	(174,815)	(163,216)

Total stockholders’ equity	253,599	253,817

Total liabilities and stockholders’ equity	$402,798	$391,044

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2011
Common stock – shares:
Shares at beginning of period	66,542
Issuance of restricted stock	1,569
Exercise of stock options and stock appreciation rights	341

Shares at end of period	68,452

Common stock – par value:
Balance at beginning of period	$665
Issuance of restricted stock	16
Exercise of stock options and stock appreciation rights	4

Balance at end of period	$685

Additional paid-in capital:
Balance at beginning of period	$355,869
Issuance of restricted stock	(16)
Exercise of stock options and stock appreciation rights	2,453
Income tax benefit from stock-based compensation	1,162
Employee stock purchase plan	79
Stock-based compensation expense	2,821

Balance at end of period	$362,368

Accumulated other comprehensive loss:
Balance at beginning of period	$(1,480)
Pension and postretirement plans, net of tax	22

Balance at end of period	$(1,458)

Retained earnings:
Balance at beginning of period	$61,979
Net income	4,840

Balance at end of period	$66,819

Treasury stock – shares:
Shares at beginning of period	24,823
Open market repurchases of common stock	443
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	89
Shares tendered in payment of the exercise price of stock options	131
Employee stock purchase plan	(9)

Shares at end of period	25,477

Treasury stock – cost:
Balance at beginning of period	$(163,216)
Open market repurchases of common stock	(7,696)
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	(1,573)
Shares tendered in payment of the exercise price of stock options	(2,389)
Employee stock purchase plan	59

Balance at end of period	$(174,815)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$4,840	$2,708
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Deferred income tax provision, net	—	(14)
Depreciation and amortization	3,336	2,976
Stock-based compensation	2,821	1,395
Recovery of bad debts on accounts receivable and other accounts receivable reserves	(911)	(21)
Pension and postretirement benefit plans expense	1,099	1,008
Alternative long-term incentive award	3	280
Deferred compensation liability increase, net	838	603
Tax benefit attributable to stock-based compensation	1,162	1,453
Excess tax benefit attributable to stock-based compensation	(826)	(1,010)
Gain on cash surrender value of Company-owned life insurance policies	(626)	(218)
Other	42	41
(Increase) decrease in operating assets:
Trade receivables, net	(13,733)	(18,700)
Income tax refund receivable	4,077	(879)
Prepaid expenses and other current assets	(1,632)	(1,977)
Other assets, net	6	46
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	47	1,031
Accrued payroll costs	(1,075)	(2,968)
Income taxes payable	980	(279)
Other long-term liabilities	(4,074)	(1,431)

Cash used in operating activities	(3,626)	(15,956)

Cash flows from investing activities:
Capital expenditures	(1,589)	(1,669)
Premiums paid for Company-owned life insurance policies	(1,216)	(1,640)
Other	1	74

Cash used in investing activities	(2,804)	(3,235)

Cash flows from financing activities:
Proceeds from bank line of credit	115,620	122,935
Payments on bank line of credit	(101,105)	(106,735)
Short-term vendor financing	77	502
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	68	1,552
Excess tax benefit attributable to stock-based compensation	826	1,010
Shares repurchased for minimum tax withholding on restricted stock awards, stock option exercises and SARs	(1,573)	(1,280)
Open market repurchases of common stock	(7,696)	—
Payment of capital expenditure financing	(394)	(462)

Cash provided by financing activities	5,823	17,522

Decrease in cash and cash equivalents	(607)	(1,669)

Cash and cash equivalents at beginning of period	1,055	2,812

Cash and cash equivalents at end of period	$448	$1,143

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes, net	$(3,406)	$730
Interest, net	$181	$136

Non-Cash Transaction Information:
Employee stock purchase plan	$138	$—
Equipment acquired under capital leases	$115	$189
Shares tendered in payment of the exercise price of stock options and SARs	$2,389	$1,316

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and its 63 field offices, which are located throughout the United States. One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through two offices in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for the three months ended March 31, 2011 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2011, our results of operations and cash flows for the three months ended March 31, 2011. The data in the condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated balance sheet as of December 31, 2010, as presented in our 2010 Annual Report on Form 10-K.

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

In addition to its wholly-owned subsidiaries, the condensed consolidated financial statements of Kforce also include its 49% interest in a joint venture, which was acquired in the 2008 acquisition of RDI Systems, Inc., d/b/a dNovus RDI (“RDI” or “dNovus”). This joint venture is recorded as an investment in an unconsolidated entity and is accounted for under the equity method of accounting. Kforce’s equity in the earnings of its equity method investment is recorded as income with a corresponding increase in the investment with distributions received reducing the investment. This investment had an insignificant effect on the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2011 and 2010.

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

Accounts Receivable Reserves

Kforce establishes its reserves for expected credit losses, fallouts, early payment discounts and revenue adjustments based on past experience and estimates of potential future activity. Specific to our allowance for doubtful accounts, which comprises a majority of our accounts receivable reserves, Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off by Kforce after all reasonable collection efforts have been exhausted.

Accounts receivable reserves as a percentage of gross accounts receivable were 1.9% and 2.6% as of March 31, 2011 and December 31, 2010, respectively.

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

•

Revenues for time and materials contracts, which accounts for approximately 55% of this segment’s revenue, are recorded based on contractually-established billing rates at the time services are provided.

•

Revenues on fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 39% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when available. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

Direct Costs of Services

Direct costs of services are composed primarily of payroll wages, payroll taxes, payroll-related insurance for Kforce’s flexible employees, and subcontractor costs. Direct costs of permanent placement services primarily consist of reimbursable expenses. Direct costs of services exclude depreciation and amortization expense, which is presented on a separate line in the accompanying consolidated statements of operations and comprehensive income.

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

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our debt approximates fair value due to the variable nature of the interest rates under Kforce’s credit facility resulting from the Second Amended and Restated Credit Agreement that it entered into on October 2, 2006 with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

Fixed Assets

Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which range from three to five years.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets. There was no impairment charges recorded during the three months ended March 31, 2011 or 2010.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered factors, including continued economic developments and the overall macro-economic environment, and determined that there were no triggering events necessitating an interim review of the carrying value of our goodwill. There were no impairment charges recorded during the three months ended March 31, 2011 or 2010.

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

There were no impairment charges recorded during the three months ended March 31, 2011 or 2010.

Capitalized Software

Kforce purchases, develops, and implements new computer software to enhance the performance of our Company-wide technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $775 and $1,150 during the three months ended March 31, 2011 and 2010, respectively. Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

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

Stock-Based Compensation

Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period in which the employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For awards settled in cash, we measure compensation expense based on the fair value of the award at each reporting date, net of estimated forfeitures. For awards issued with performance conditions, Kforce recognizes compensation expense for only the portion of the award that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods.

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

Health Insurance

Except for certain fully-insured health insurance lines of coverage, Kforce retains liability of up to $270 annually for each health insurance plan participant. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and IBNR claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure, including the extent of outstanding claims and expected changes in health insurance costs.

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

Earnings per Share

Basic earnings per share is computed as earnings divided by the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding excludes unvested shares of restricted stock (“RS”) and performance-accelerated restricted stock (“PARS”). Diluted earnings per common share is computed by dividing the earnings attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of RS using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive. Weighted average shares outstanding for purposes of computing diluted earnings per common share excludes contingently issuable unvested PARS unless the performance condition has been achieved as of the end of the reporting period.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$4,840	$2,708
Denominator:
Weighted average shares outstanding – basic	39,836	39,257
Common stock equivalents	1,061	1,130

Weighted average shares outstanding – diluted	40,897	40,387

Earnings per share – basic:	$0.12	$0.07
Earnings per share – diluted	$0.12	$0.07

For the three months ended March 31, 2011 and 2010, total weighted average awards to purchase or receive 0 and 200, respectively, shares of common stock were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

Comprehensive Income

Accumulated other comprehensive income (loss) represents the net after-tax impact of unrecognized actuarial gains and losses related to: (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of March 31, 2011, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or at an interim date if any re-measurement is necessary. This information is provided in our unaudited condensed consolidated statements of operations and comprehensive income.

Subsequent Events

Kforce considers events that occur after the balance sheet date but before the financial statements are issued to determine appropriate accounting and disclosure for those events. We evaluated all events or transactions that occurred subsequent to March 31, 2011 and through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to March 31, 2011 but prior to the filing of this report that would have a material impact on our unaudited condensed consolidated financial statements.

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

Note B – Commitments and Contingencies

Litigation

As disclosed in our previous filings with the SEC, Kforce is a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 has been preliminarily approved by the Court in the amount of $2,526, which has been recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. A hearing on the final approval is scheduled to take place in May 2011. We cannot provide any assurance that the Court will grant its final approval of this settlement.

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

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an employee is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2011 would have been approximately $62,612 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good reason following a change in control and $16,474 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good reason in the absence of a change of control.

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

The net periodic benefit cost recognized for the three months ended March 31, 2011 was based upon the actuarial valuation at the beginning of the fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2010 and 2009, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 9.9% and 10.3%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2010 and 2009 was 5.0% and 6.5%, respectively, and was based on historical compensation increases as well as future expectations. Kforce applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the three months ended March 31, 2011 and 2010, net periodic benefit cost was $51 and $28, respectively.

As of March 31, 2011 and December 31, 2010, the projected benefit obligation associated with our foreign defined benefit pension plan was $745 and $694, respectively, which is classified in other long-term liabilities.

Supplemental Executive Retirement Plan

Effective December 31, 2006, Kforce implemented a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain Named Executive Officers (“NEOs”). The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain the NEOs. The SERP is a non-qualified benefit plan and does not include elective deferrals of the NEOs’ compensation.

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

Benefits under the SERP are normally paid based on the lump sum present value but may be paid through a 10-year annuity for certain distribution events, as elected by the NEO upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to December 31, 2006. For purposes of the measurement of the benefit obligation, Kforce has assumed that all participants will elect to take the lump sum present value option.

The following represents the components of net periodic benefit cost for the three months ended:

	Three Months Ended March 31,
	2011	2010
Service cost	$812	$756
Interest cost	120	99
Amortization of loss	19	20

Net periodic benefit cost	$951	$875

The net periodic benefit cost recognized for the three months ended March 31, 2011 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2010. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2011. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2011.

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

The following represents the components of net periodic postretirement benefit cost for the three months ended:

	Three Months Ended March 31,
	2011	2010
Service cost	$81	$77
Interest cost	12	7
Amortization of loss	1	1

Net periodic benefit cost	$94	$85

The net periodic post-retirement benefit cost recognized for the three months ended March 31, 2011 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The 2006 Stock Incentive Plan allows for the issuance of stock options, stock appreciation rights (“SARs”), PARS and RS, subject to share availability. Vesting of equity instruments issued under the 2006 Stock Incentive Plan is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options. The 2006 Stock Incentive Plan terminates on April 28, 2016. The Employee Incentive Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the three months ended March 31, 2011:

	Employee Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2010	587	98	685	$9.47
Exercised	(270)	—	(270)	$9.11	$2,446
Forfeited/Cancelled	—	—	—	$—

Outstanding and Exercisable as of March 31, 2011	317	98	415	$9.71

No compensation expense was recorded during the three months ended March 31, 2011. As of March 31, 2011, there was no unrecognized compensation cost related to non-vested options.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted (if any) on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest 100% three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied. There were no SARs granted in the three months ended March 31, 2011 and 2010.

The following table presents the activity for the three months ended March 31, 2011:

	# of SARS	Weighted Average Exercise Price Per SAR	Total Intrinsic Value of SARs Exercised
Outstanding as of December 31, 2010	169	$10.32
Exercised	(169)	$10.32	$1,278

Outstanding and exercisable as of March 31, 2011	—	$—

No compensation expense related to SARs was recorded during the three months ended March 31, 2011 and 2010. There was no unrecognized compensation expense related to SARs as of March 31, 2011.

Performance Accelerated Restricted Stock

PARS are periodically granted to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the three months ended March 31, 2011 will cliff vest three years from the grant date. However, vesting is accelerated if Kforce’s closing stock price exceeds the stock price at the date of grant by a pre-established percentage (which has historically ranged from 40 - 50%) for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied.

Certain PARS granted during the three months ending March 31, 2011 are subject to forfeiture based upon the level of attainment of performance conditions established by the Compensation Committee. Vesting for these PARS may not occur until the Compensation Committee has certified the level of attainment of the performance conditions.

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three months ended March 31, 2011:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	1,436	$12.87
Granted	1,569	$16.37
Vested	(69)	$13.31

Outstanding as of March 31, 2011	2,936	$14.73

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the derived service period, which is determined using a lattice model. The derived service period for the PARS granted during the three months ended March 31, 2011 is 3.00 years, which is subject to any acceleration provisions being met.

Kforce recognized total compensation expense related to PARS of $2,514 and $1,149 during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, total unrecognized compensation expense related to PARS was $27,128, which will be recognized over a weighted average remaining period of 2.66 years.

Restricted Stock

RS is periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the three months ended March 31, 2011 and 2010 had vesting terms ranging from one year to six years.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three months ended March 31, 2011:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	462	$10.68
Granted	—	$—
Vested	(61)	$8.93

Outstanding as of March 31, 2011	401	$10.95

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

During the three months ended March 31, 2011 and 2010, Kforce recognized compensation expense related to RS of $307 and $246, respectively. As of March 31, 2011, total unrecognized compensation expense related to RS was $3,295, which will be recognized over a weighted average remaining period of 3.55 years.

Note E – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the three months ended March 31, 2011:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2010	$138,078	$7,787	$145,865
Amortization of intangible assets	—	(360)	(360)

Balance as of March 31, 2011	$138,078	$7,427	$145,505

As of March 31, 2011 and December 31, 2010, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of March 31, 2011 and December 31, 2010. All of the other intangible assets, net represented less than 5% of total assets.

As of March 31, 2011 and December 31, 2010, accumulated amortization for intangible assets was $23,263 and $22,903, respectively. The estimated remaining amortization expense is $774 for 2011, $918 for 2012, $752 for 2013, $634 for 2014 and $634 for 2015.

Note F – Reportable Segments

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

Historically, and for the three months ended March 31, 2011, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three months ended March 31, 2011 and 2010:

	Tech	FA	HLS	GS	Total
Three Months Ended March 31:
2011
Net service revenues:
Flexible billings	$139,413	$47,865	$41,658	$23,353	$252,289
Search fees	3,767	5,967	365	—	10,099

Total net service revenues	$143,180	$53,832	$42,023	$23,353	$262,388

Gross profit	$40,247	$19,027	$12,405	$6,834	$78,513
2010
Net service revenues:
Flexible billings	$116,466	$35,730	$40,029	$26,538	$218,763
Search fees	3,210	4,413	270	—	7,893

Total net service revenues	$119,676	$40,143	$40,299	$26,538	$226,656

Gross profit	$33,942	$14,214	$12,058	$7,931	$68,145

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three months ended March 31, 2011.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2011 and 2010, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and during the three months ended March 31, 2011, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the three months ended March 31, 2011 increased 15.8% to $262.4 million from $226.7 million in the comparable period in 2010.

•	Flex revenues for the three months ended March 31, 2011 increased 15.3% to $252.3 million from $218.8 million in the comparable period in 2010.

•	Search fees for the three months ended March 31, 2011 increased 27.9% to $10.1 million from $7.9 million in the comparable period in 2010.

•

Flex gross profit margin for the three months ended March 31, 2011 decreased 40 basis points to 27.1% from 27.5% in the comparable period in 2010, primarily resulting from an increase in payroll taxes, particularly unemployment taxes.

•

Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the three months ended March 31, 2011 decreased 130 basis points to 25.6% from 26.9% in the comparable period in 2010.

•

Total outstanding borrowings under the Credit Facility as of March 31, 2011 increased $14.5 million to $25.3 million from $10.8 million as of December 31, 2010, which was primarily related to certain routine cash expenditures that occur annually in the first quarter and the repurchase of 0.5 million shares of common stock for $9.3 million during the three months ended March 31, 2011.

•	Diluted earnings per share for the three months ended March 31, 2011 increased 71.4% to $0.12 from $0.07 in the comparable period in 2010.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note A, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements. Please also refer to our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 4, 2011 for a more detailed discussion of our critical accounting estimates.

NEW ACCOUNTING STANDARDS

See the “New Accounting Standards” section within Note A, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 and 2010

Net service revenues for the three months ended March 31, 2011 and 2010 were $262.4 million and $226.7 million, respectively, which represents an increase of 15.8%. The increase was primarily due to our Tech (which represents approximately 55% of our total net service revenues) and FA segments (which represents approximately 21% of our net service revenues), which had year-over-year increases in net service revenues of 19.6% and 34.1%, respectively. Net service revenues for HLS increased 4.3% while our GS segment experienced a 12.0% decline in net service revenues. The decrease in our GS segment was primarily attributable to delays in the timing of project awards primarily stemming from the delayed passage of the Federal Government’s budget as well as the trend by the Federal Government to in-source certain functions in an attempt to reduce expenditures.

Flex gross profit margins decreased 40 basis points to 27.1% for the three months ended March 31, 2011 as compared to the comparable period in 2010. Kforce experienced declines in Flex gross profit margins across all segments, which was primarily attributable to higher payroll taxes, particularly unemployment taxes. The impact of higher payroll taxes was partially offset by an improvement in the spread between bill rates and pay rates. SG&A expenses as a percentage of net service revenues were 25.6% and 26.9% for the three months ended March 31, 2011 and 2010, respectively.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which increased during the three months ended March 31, 2011 as compared to 2010 based on data published by the Bureau of Labor Statistics (“BLS”). Temporary employment is 12.5% higher in March 2011 as compared to March 2010. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 8.8% as of March 2011, temporary employment has expanded by 500,000 jobs since reaching a low in September 2009. In addition, the penetration rate (the percentage of temporary staffing to total employment) has increased from its low of 1.3% in August 2009 to over 1.7% in March 2011. We believe that the penetration rate could surpass the prior peak of 2.0% achieved in the late 1990s. If the penetration rate of temporary staffing continues to increase, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. Consistent with this trend, we have seen recent increases in Search activity. Search revenues increased 27.9% for the three months ended March 31, 2011 compared to the comparable period in 2010. We believe these increases reflect clients continuing to rebuild staff after significant reductions during the most recent economic recession. We expect this growth trend may flatten in the near term, which may reflect the completion of the initial stage of our clients rebuilding their full-time staff and a secular shift to a flexible staffing model.

Over the last few years, we have undertaken several significant initiatives including: (i) further developing and optimizing our National Recruiting Center (“NRC”) and Strategic Accounts teams in support of our field operations; (ii) restructuring both our back office and field operations under our Shared Services program; (iii) upgrading our corporate systems (primarily our front-end and time collection systems) and (iv) making other technology investments designed to increase the performance of our field associates. We believe that these investments have increased our operating efficiency, enabled us to be more responsive to our clients and provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the United States, will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three months ended March 31:

	2011	2010
Net Service Revenues by Segment:
Tech	54.6%	52.8%
FA	20.5	17.7
HLS	16.0	17.8
GS	8.9	11.7

Net service revenues	100.0%	100.0%

Revenue by Time:
Flex	96.2%	96.5%
Search	3.8	3.5

Net service revenues	100.0%	100.0%

Gross profit	29.9%	30.1%
Selling, general and administrative expenses	25.6%	26.9%
Depreciation and amortization	1.3%	1.3%
Income before income taxes	2.9%	1.7%
Net income	1.8%	1.2%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three months ended March 31:

(in $000’s)	2011	Increase (Decrease)	2010
Tech
Flex	$139,413	19.7%	$116,466
Search	3,767	17.4%	3,210

Total Tech	$143,180	19.6%	$119,676

FA
Flex	$47,865	34.0%	$35,730
Search	5,967	35.2%	4,413

Total FA	$53,832	34.1%	$40,143

HLS
Flex	$41,658	4.1%	$40,029
Search	365	35.2%	270

Total HLS	$42,023	4.3%	$40,299

GS
Flex	$23,353	(12.0)%	$26,538
Search	—		—

Total GS	$23,353	(12.0)%	$26,538

Total Flex	$252,289	15.3%	$218,763
Total Search	10,099	27.9%	7,893

Total Revenues	$262,388	15.8%	$226,656

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended March 31, 2011 and 2010, there were 63 and 62 billing days, respectively.

Kforce experienced Flex revenue increases during the three months ended March 31, 2011 as compared to 2010 across all segments except our GS segment, which decreased 12.0%. In addition, we experienced sequential Flex revenue increases in Tech and FA of 0.7%, 9.2% in HLS and 0.2% in GS.

Flex revenues for our largest segment, Tech, have been strong compared to the beginning stages of previous economic recoveries, which we believe is primarily a result of the candidate skill sets that are in demand, our great people and our operating model. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We also believe that unlike the late 1990s and early 2000s, our clients generally did not over-hire during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which occurred prior to the economic downturn in the early 2000s, which decreased demand for our Tech segment, developed prior to the most recent downturn. We expect to see continued growth for the remainder of 2011 within our Tech segment over comparable periods in 2010.

Our FA segment experienced a year-over-year increase in net service revenues of 34.1% during the three months ended March 31, 2011. According to a Staffing Industry Analyst (“SIA”) report, the overall finance and accounting segment is expected to experience accelerated growth of 8% in 2011 and 2012. Consistent with Tech, we believe that the success of our FA segment has been enabled by our NRC, which we believe has been particularly effective in meeting the demand within the mortgage, refinancing and foreclosure space which experienced significant growth in 2010. We expect to see continued growth for the remainder of 2011 within our FA segment over comparable periods in 2010.

Net service revenues for our HLS segment increased 4.3% for the three months ended March 31, 2011 compared to 2010. The Clinical Research business, which comprises approximately 60% of the HLS segment revenues, experienced a 3.8% decrease in net service revenues during the three months ended March 31, 2011 compared to 2010, which we believe reflects the wind down of a large project and also the cost-cutting initiatives of large pharmaceutical companies and delays in hiring activity resulting from several mergers within this sector. On a sequential basis, we experienced a 13.2% increase in net service revenues within our Clinical Research business. We expect to see continued growth in our Clinical Research business for the remainder of 2011 and believe in the long-term growth prospects of this business. The Health Information Management (“HIM”) business consists primarily of professionals providing medical coding and transcription services to hospitals and other healthcare facilities. Net service revenues within HIM increased 20.7% for the three months ended March 31, 2011 compared to 2010 as hospital census and spending continued to increase. We expect to see continued growth for the remainder of 2011 within HIM over comparable periods in 2010.

Although we expect our GS segment to be more stable during difficult economic times given the nature of its operations generally being less dependent upon the growth of the U.S. economy than our other segments, our GS segment experienced declining results for the three months ended March 31, 2011 compared to 2010. We believe this decline is primarily a result of the political landscape and macro-economic environment. Since the change in the administration took place, our GS segment has been impacted by delays in the timing of project awards as well as a continuing trend by the Federal Government to in-source certain functions in an attempt to reduce expenditures. Further impacting 2011, the Continuing Resolution Authority (“CRA”) for the Federal Government’s budget limits government agencies, unless specifically authorized otherwise in the CRA, to only spend up to 75% of the Federal Government’s previous fiscal year budget. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2011 and 2010, management has focused its efforts on business development activities. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment. On an annual basis, we expect net service revenues within our GS segment to be flat in 2011 as a result of the continuing trend of the Federal Government to in-source functions and Federal Government budgetary delays and cutbacks. We continue to believe in the long-term prospects of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three months ended March 31:

(in 000’s)	2011	Increase (Decrease)	2010
Tech	2,273	22.9%	1,849
FA	1,415	29.6	1,092
HLS	530	9.7	483
GS	255	(10.8)	286

Total hours	4,473	20.6%	3,710

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three months ended March 31:

(in $000’s)	2011	Increase (Decrease)	2010
Tech	$870	(13.6)%	$1,007
FA	159	152.4	63
HLS	3,547	12.7	3,147
GS	222	1607.7	13

Total billable expenses	$4,798	13.4%	$4,230

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. Search revenue increased 27.9% during the three months ended March 31, 2011 as compared to 2010. We believe the increase over the prior year reflects clients rebuilding staff after significant reductions during the most recent economic recession. We expect this trend may subside in the near term after the initial increase but may still grow if the economic growth continues. Over the last several years, Kforce has made a concerted effort to de-emphasize the contribution of Search fees to overall net service revenues, which is primarily a result of the highly volatile nature of the Search business and the costs that must be invested to establish and maintain the workforce.

Total placements for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2011	Increase (Decrease)	2010
Tech	266	18.8%	224
FA	457	15.1	397
HLS	18	(5.3)	19

Total placements	741	15.8%	640

The average placement fee for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2011	Increase (Decrease)	2010
Tech	$14,166	(1.4)%	$14,362
FA	13,052	17.5	11,107
HLS	20,268	42.7	14,206

Total average placement fee	$13,627	10.5%	$12,336

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2011	Increase (Decrease)	2010
Tech	28.1%	(1.1)%	28.4%
FA	35.3	(0.3)	35.4
HLS	29.5	(1.3)	29.9
GS	29.3	(2.0)	29.9

Total gross profit percentage	29.9%	(0.7)%	30.1%

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

The increase in Search gross profit for the three months ended March 31, 2011, compared to the same period in 2010, was $2.2 million, composed of a $1.3 million increase in volume and a $0.9 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended March 31:

	2011	Increase (Decrease)	2010
Tech	26.2%	(0.8)%	26.4%
FA	27.3	(0.4)	27.4
HLS	28.9	(2.0)	29.5
GS	29.3	(2.0)	29.9

Total Flex gross profit percentage	27.1%	(1.5)%	27.5%

The decrease in Flex gross profit for the three months ended March 31, 2011, compared to the same period in 2010, was $8.2 million, composed of a $12.0 million increase in volume and a $3.8 million decrease in rate.

The Flex gross profit percentage was negatively impacted during the three months ended March 31, 2011 by payroll taxes, particularly the increase in unemployment taxes in 2011 as compared to 2010, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. A significant continued focus for Kforce is on optimizing the spread between bill rates and pay rates, which will focus on providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, consultants and Kforce. We believe that we have been effective thus far in 2011 on increasing the spread between our bill and pay rates, which helped to partially offset the increase experienced in payroll taxes. We anticipate that our Flex gross profit margin will increase in each of our segments for the remainder of 2011 over the comparable periods in 2010.

Selling, General and Administrative Expenses (“SG&A”). For the three months ended March 31, 2011 and 2010, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 86.8% and 81.9%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three months ended March 31:

(in $000’s)	2011	% of Revenues	2010	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$58,334	22.2%	$49,920	22.0%
Other	8,889	3.4	11,020	4.9

Total SG&A	$67,223	25.6%	$60,940	26.9%

SG&A as a percentage of net service revenues decreased 130 basis points for the three months ended March 31, 2011 as compared to the comparable period in 2010. This was primarily attributable to the following:

•

Increase in compensation and benefits cost of 0.7% of net service revenues, which was primarily related to increases in payroll taxes, particularly unemployment taxes, and an increase in stock-based compensation expense resulting primarily from an increase in the number of outstanding equity grants.

•	Decrease in commission expense of 0.5% of net service revenues, which was primarily attributable to the optimization of the compensation plan for our commissionable associates.

•

Decrease in lease expense of 0.4% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters during May 2010, which eliminated any future lease expense relating to this location.

•

Decrease in professional fees and insurance expense of 0.6% of net service revenues, which was primarily a result of reduced discretionary spending and positive workers’ compensation claims experience.

•

Decrease in bad debt expense of 0.3% of net service revenues, which was primarily attributable to the reduction of our allowance for doubtful accounts to reflect our positive experience as it relates to our accounts receivable portfolio.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three months ended March 31:

(in $000’s)	2011	% Increase (Decrease)	2010
Fixed asset depreciation	$1,126	50.1%	$750
Capital lease asset depreciation	402	(13.0)	462
Capitalized software amortization	1,448	29.9	1,115
Intangible asset amortization	360	(44.5)	649

Total depreciation and amortization	$3,336	12.1%	$2,976

The $0.4 million increase in fixed asset depreciation is a result of the acquisition of Kforce’s corporate headquarters in May 2010. The $0.3 million increase in capitalized software amortization is a result of the significant technology investments made by Kforce in 2010.

Other Expense, Net. Other expense, net was $0.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, and consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense. Income tax expense as a percentage of income before taxes (our “effective rate”) for the three months ended March 31, 2011 and 2010 was 36.6% and 29.8%, respectively. Kforce’s lower effective rate for the three months ended March 31, 2010 compared to the three months ended March 31, 2011 was primarily a result of the impact of unrealized foreign exchange gains and losses attributable to our operations in the Philippines.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined as net income before discontinued operations, non-cash impairment charges, interest, income taxes, depreciation and amortization and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	Per Share	2010	Per Share
Net income	$4,840	$0.12	$2,708	$0.07
Depreciation and amortization	3,336	0.08	2,976	0.07
Amortization of RS and PARS	2,821	0.07	1,395	0.03
Interest expense and other	293	0.00	348	0.01
Income tax expense	2,798	0.07	1,147	0.03

Adjusted EBITDA	$14,088	$0.34	$8,574	$0.21

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. Kforce had $64.8 million and $64.9 million in working capital as of March 31, 2011 and December 31, 2010, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 1.6 as of March 31, 2011 and December 31, 2010.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31:

	2011	2010
Cash provided by (used in):
Operating activities	$(3,626)	$(15,956)
Investing activities	(2,804)	(3,235)
Financing activities	5,823	17,522

Decrease in cash and cash equivalents	$(607)	$(1,669)

Operating Activities

The significant variations in cash provided by (used in) operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011, cash used in operating activities primarily resulted from the increase in trade receivables, net due to the increase in net service revenues and the timing of collections. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the three months ended March 31, 2011 and 2010 were $1.6 million and $1.7 million, respectively, which exclude equipment acquired under capital leases.

We expect to continue to invest in our infrastructure in order to support the expected future growth in our business, as we believe, although we cannot provide any assurances, that we are currently in the beginning stage of the next positive economic cycle. We believe that these investments will, among other things, improve the performance and profitability of our associates and increase: (i) the efficiency and effectiveness of our delivery activities; (ii) the satisfaction of our customers; and (iii) the effectiveness of our incentive compensation programs. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future.

Financing Activities

During the three months ended March 31, 2011, we repurchased 0.4 million shares of our common stock in the open market at a total cost of $7.7 million.

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

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, of which unbilled receivables can be no more than 40% of billed receivables, less certain minimum availability reserves, and bear interest at a rate of LIBOR plus 1.25% or Prime. Fluctuations in the ratio of unbilled to billed receivable could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of March 31, 2011, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.25 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default.

The Credit Facility expires in November 2011. Kforce is currently undergoing an evaluation of various financing alternatives, including an extension of the existing Credit Facility, a new credit facility and alternative financing vehicles. As a result of the expiration date of the current Credit Facility, we continue to classify outstanding borrowings under the Credit Facility as a current liability in our unaudited condensed consolidated financial statements as of March 31, 2011. Kforce cannot provide any assurance that it will be able to secure alternative financing prior to the expiration of the existing Credit Facility. Kforce believes that cash generated from operating activities would be sufficient to fund operations if such an event occurs.

As of March 31, 2011, there was $25.3 million outstanding and $72.6 million available under the Credit Facility. During the three months ended March 31, 2011, maximum outstanding borrowings under the Credit Facility were $39.9 million. As of May 2, 2011, there was $32.8 million outstanding and $67.3 million available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At March 31, 2011, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.7 million and for facility lease deposits totaling $0.2 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2009, our Board of Directors had authorized $75.0 million of repurchases of our common stock. As of December 31, 2010, $68.9 million remained available for future repurchases. During the three months ended March 31, 2011, Kforce repurchased approximately 532,000 shares of common stock attributable to shares repurchased in the open market and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards and the exercise of stock options and SARs at a total cost of $9.3 million. As of March 31, 2011, $59.6 million remains available for future repurchases.

Registration Statement on Form S-3

On March 18, 2009, Kforce filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity, debt and financial instruments for general corporate purposes which may include capital expenditures, the repayment or refinancing of debt, investments in our subsidiaries, working capital, or the financing of possible acquisitions or business opportunities. Such filings are referred to as “Shelf Registrations.” No issuance of securities has been made under this registration statement as of May 2, 2011. There is no assurance that the existence of the Shelf Registration will assist Kforce in registering its securities in connection with future efforts to raise capital or for other purposes.

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

As of March 31, 2011, we had $25.3 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.57% at March 31, 2011. A hypothetical 10% increase in interest rates in effect at March 31, 2011 would not have a significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the three months ended March 31, 2011, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

No new legal proceedings that are likely to have a material adverse impact on Kforce, and no material developments with respect to existing legal proceedings, occurred during the three months ended March 31, 2011.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	116,679	$17.33	156,667	$66,141,411
February 1, 2011 to February 28, 2011	190,593	$18.00	198,975	$62,554,360
March 1, 2011 to March 31, 2011	173,685	$16.65	176,639	$59,610,485

Total	480,957	$17.35	532,281	$59,610,485

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock.
(2)	All of the shares reported above as purchased are attributable to shares repurchased in the open market and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock and the exercise of stock options and SARs.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: May 4, 2011	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2011	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)