Form 10-Q
period 2011-06-30
KFORCE INC
filed 2011-08-04
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2011, was 42,599,846.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2011

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Flexible billings	$261,808	$236,270	$514,097	$455,033
Search fees	12,181	9,867	22,280	17,760

Net service revenues	273,989	246,137	536,377	472,793
Direct costs of services	187,341	167,742	371,216	326,253

Gross profit	86,648	78,395	165,161	146,540
Selling, general and administrative expenses	72,163	66,222	139,386	127,162
Depreciation and amortization	3,211	3,137	6,547	6,113

Income from operations	11,274	9,036	19,228	13,265
Other expense, net	335	269	651	643

Income before income taxes	10,939	8,767	18,577	12,622
Income tax expense	4,154	3,623	6,952	4,770

Net income	6,785	5,144	11,625	7,852
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	6	6	28	31

Comprehensive income	$6,791	$5,150	$11,653	$7,883

Earnings per share – basic	$0.17	$0.13	$0.29	$0.20
Earnings per share – diluted	$0.17	$0.13	$0.29	$0.19

Weighted average shares outstanding – basic	39,531	39,500	39,689	39,379
Weighted average shares outstanding – diluted	40,465	40,532	40,689	40,452

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$685	$1,055
Trade receivables, net of allowances of $2,563 and $4,021, respectively	166,724	148,507
Income taxes receivable	2,822	5,675
Deferred tax asset, net	3,893	4,950
Prepaid expenses and other current assets	7,269	5,014

Total current assets	181,393	165,201
Fixed assets, net	36,068	38,130
Other assets, net	33,884	32,941
Deferred tax asset, net	8,340	8,907
Intangible assets, net	7,160	7,787
Goodwill	138,078	138,078

Total assets	$404,923	$391,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$31,509	$30,602
Accrued payroll costs	57,556	54,461
Credit facility	18,934	10,825
Other current liabilities	1,137	4,185
Income taxes payable	288	250

Total current liabilities	109,424	100,323
Long-term debt – other	1,553	2,103
Other long-term liabilities	36,084	34,801

Total liabilities	147,061	137,227

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,459 and 66,542 issued, respectively	685	665
Additional paid-in capital	365,398	355,869
Accumulated other comprehensive loss	(1,452)	(1,480)
Retained earnings	73,604	61,979
Treasury stock, at cost; 25,894 and 24,823 shares, respectively	(180,373)	(163,216)

Total stockholders’ equity	257,862	253,817

Total liabilities and stockholders’ equity	$404,923	$391,044

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2011
Common stock – shares:
Shares at beginning of period	66,542
Issuance of restricted stock	1,569
Exercise of stock options and stock appreciation rights	348

Shares at end of period	68,459

Common stock – par value:
Balance at beginning of period	$665
Issuance of restricted stock	16
Exercise of stock options and stock appreciation rights	4

Balance at end of period	$685

Additional paid-in capital:
Balance at beginning of period	$355,869
Issuance of restricted stock	(16)
Exercise of stock options and stock appreciation rights	2,504
Income tax benefit from stock-based compensation	1,190
Employee stock purchase plan	193
Stock-based compensation expense	5,658

Balance at end of period	$365,398

Accumulated other comprehensive loss:
Balance at beginning of period	$(1,480)
Pension and postretirement plans, net of tax	28

Balance at end of period	$(1,452)

Retained earnings:
Balance at beginning of period	$61,979
Net income	11,625

Balance at end of period	$73,604

Treasury stock – shares:
Shares at beginning of period	24,823
Open market repurchases of common stock	869
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	90
Shares tendered in payment of the exercise price of stock options	131
Employee stock purchase plan	(19)

Shares at end of period	25,894

Treasury stock – cost :
Balance at beginning of period	$(163,216)
Open market repurchases of common stock	(13,304)
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	(1,585)
Shares tendered in payment of the exercise price of stock options	(2,401)
Employee stock purchase plan	133

Balance at end of period	$(180,373)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$11,625	$7,852
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	1,607	1,321
Depreciation and amortization	6,547	6,113
Stock-based compensation	5,658	2,906
Recovery of bad debts on accounts receivable and other accounts receivable reserves	(1,189)	(658)
Pension and postretirement benefit plans expense	2,194	1,993
Alternative long-term incentive award	7	560
Deferred compensation liability increase (decrease), net	784	(487)
Tax benefit attributable to stock-based compensation	1,190	1,463
Excess tax benefit attributable to stock-based compensation	(826)	(995)
(Gain) loss on cash surrender value of company-owned life insurance	(354)	1,091
Other	143	101
(Increase) decrease in operating assets:
Trade receivables, net	(17,028)	(19,110)
Income tax refund receivable	2,853	(2,283)
Prepaid expenses and other current assets	(2,256)	(1,710)
Other assets, net	37	(113)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	761	(167)
Accrued payroll costs	3,421	817
Income taxes payable	38	(279)
Other long-term liabilities	(4,334)	(1,245)

Cash provided by (used in) operating activities	10,878	(2,830)

Cash flows from investing activities:
Capital expenditures	(2,905)	(32,593)
Premiums paid for company-owned life insurance policies	(1,753)	(2,197)
Other	40	83

Cash used in investing activities	(4,618)	(34,707)

Cash flows from financing activities:
Proceeds from bank line of credit	226,449	275,780
Payments on bank line of credit	(218,340)	(240,780)
Payments of capital expenditure financing	(930)	(938)
Short-term vendor financing	147	(320)
Excess tax benefit attributable to stock-based compensation	826	995
Open market repurchases of common stock	(13,304)	—
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	107	1,691
Shares repurchased for minimum tax withholding on restricted stock awards, stock option exercises and SARs	(1,585)	(1,293)

Cash (used in) provided by financing activities	(6,630)	35,135

Decrease in cash and cash equivalents	(370)	(2,402)

Cash and cash equivalents at beginning of period	1,055	2,812

Cash and cash equivalents at end of period	$685	$410

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$1,232	$4,365
Interest, net	$359	$354
Non-Cash Transaction Information:
Employee stock purchase plan	$326	$—
Shares tendered in payment of the exercise price of stock options and SARs	$2,401	$1,316
Equipment acquired under capital lease	$198	$605

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and its 63 field offices, which are located throughout the United States (the “U.S.”). One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for the six months ended June 30, 2011 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2011, our results of operations and cash flows for the six months ended June 30, 2011. The data in the condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated balance sheet as of December 31, 2010, as presented in our 2010 Annual Report on Form 10-K.

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

Accounts receivable reserves as a percentage of gross accounts receivable were 1.5% and 2.6% as of June 30, 2011 and December 31, 2010, respectively.

Revenue Recognition

We earn revenues from two primary sources: Flexible billings and Search fees. Flexible billings are recognized as the services are provided by Kforce’s temporary employees, who are Kforce’s legal employees while they are working on assignments. Kforce pays all related costs of such employment; including workers’ compensation insurance, state and federal unemployment taxes, social security and certain fringe benefits. Search fees are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenues net of an estimated reserve for “fallouts,” which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client throughout the contingency period, which is typically 90 days or less.

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

¡

Revenues for time and materials contracts, which accounts for approximately 59% of this segment’s revenue, are recorded based on contractually-established billing rates at the time services are provided.

¡

Revenues on fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 31% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when available. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

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

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets. There were no impairment charges recorded during the three and six months ended June 30, 2011 or 2010.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered factors, including continued economic developments and the overall macro-economic environment, and determined that there was a potential triggering event for our GS reporting unit necessitating an interim review of the carrying value of goodwill. Further discussion of the interim review is discussed within Note E, Goodwill and Other Intangible Assets, to the Unaudited Condensed Consolidated Financial Statements. There were no triggering events for our Tech, FA or HLS reporting units. There were no impairment charges recorded during the three and six months ended June 30, 2011 or 2010.

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

There were no impairment charges recorded during the three and six months ended June 30, 2011 or 2010.

Capitalized Software

Kforce purchases, develops, and implements new computer software to enhance the performance of our Company-wide technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $697 and $1,472 during the three and six months ended June 30, 2011, respectively, compared to $1,101 and $2,251 during the three and six months ended June 30, 2010, respectively. Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator:
Net income	$6,785	$5,144	$11,625	$7,852

Denominator:
Weighted average shares outstanding – basic	39,531	39,500	39,689	39,379
Common stock equivalents	934	1,032	1,000	1,073

Weighted average shares outstanding – diluted	40,465	40,532	40,689	40,452

Earnings per share – basic	$0.17	$0.13	$0.29	$0.20
Earnings per share – diluted	$0.17	$0.13	$0.29	$0.19

For the three and six months ended June 30, 2011, total weighted average awards to purchase or receive 33 and 0 shares of common stock, respectively, were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. For the three and six months ended June 30, 2010, total weighted average awards to purchase or receive 33 and 116 shares of common stock, respectively, were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

Comprehensive Income

Accumulated other comprehensive income represents the net after-tax impact of unrecognized actuarial gains and losses related to: (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of June 30, 2011, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or at an interim date if any re-measurement is necessary. This information is provided in our unaudited condensed consolidated statements of operations and comprehensive income.

Subsequent Events

Kforce considers events that occur after the balance sheet date but before the financial statements are issued to determine appropriate accounting and disclosure for those events. We evaluated all events or transactions that occurred subsequent to June 30, 2011 and through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to June 30, 2011 but prior to the filing of this report that would have a material impact on our unaudited condensed consolidated financial statements.

New Accounting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a set of standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, Kforce would be required to prepare its financial statements in accordance with IFRS in our fiscal year ending December 31, 2015. Kforce is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments. In February 2010, the SEC released a policy statement confirming the continuous movement towards a vote during 2011 on whether to move ahead with a mandate for the required use of IFRS for U.S. public companies as well as an estimated timeline.

Note B – Commitments and Contingencies

Litigation

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the Court during the three months ended June 30, 2011 in the amount of $2,526, which has been recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The settlement is expected to be paid during the year ended December 31, 2011.

On June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against a class of individuals because of their age by harassing and terminating them and discriminated against another class of individuals because of their age by denying them employment, in violation of the Age Discrimination in Employment Act of 1967. Kforce believes it has meritorious defenses to the EEOC’s allegations. The EEOC has invited Kforce to participate in conciliation efforts, and Kforce has accepted the invitation. At this stage of the matter, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been provided in the accompanying unaudited condensed consolidated financial statements

In the ordinary course of its business, Kforce is from time to time threatened with litigation or named as a defendant in various lawsuits and administrative proceedings. While management does not expect any of these other matters to have a material adverse effect on the Company’s results of operations, financial position or cash flows, litigation is subject to certain inherent uncertainties. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

Other than as described above, Kforce is not aware of any litigation that would reasonably be expected to have a material adverse effect on its results of operations, its cash flows or its financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2011 would have been approximately $63,126 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good reason following a change in control, and $16,905 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good reason in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note C – Employee Benefit Plans

Foreign Pension Plan

Kforce maintains a foreign defined benefit pension plan for eligible employees of the Philippines branch of Global that is required by Philippine labor law. The plan defines retirement as those employees who have attained the age of 60 and have completed at least five years of credited service. Benefits payable under the plan equate to one-half month’s salary for each year of credited service. Benefits under the plan are paid out as a lump sum to eligible employees at retirement.

The net periodic benefit cost recognized for the three and six months ended June 30, 2011 was based upon the actuarial valuation at the beginning of the fiscal year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2010. For the three and six months ended June 30, 2011, net periodic benefit cost was $47 and $98, respectively For the three and six months ended June 30, 2010, net periodic benefit cost was $27 and $55, respectively.

As of June 30, 2011 and December 31, 2010, the projected benefit obligation associated with our foreign defined benefit pension plan was $792 and $694, respectively, which is classified in other long-term liabilities.

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

The following represents the components of net periodic benefit cost for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$812	$756	$1,624	$1,512
Interest cost	121	99	241	198
Amortization of actuarial loss	19	21	38	41

Net periodic benefit cost	$952	$876	$1,903	$1,751

The net periodic benefit cost recognized for the three and six months ended June 30, 2011 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2010. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2011. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2011.

Supplemental Executive Retirement Health Plan

Effective April 20, 2007, the Board approved the Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirror that of the SERP, and no advance funding is required by Kforce or the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date.

The net periodic postretirement benefit cost recognized for the three and six months ended June 30, 2011 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2010. For the three and six months ended June 30, 2011, net periodic postretirement benefit cost was $95 and $189, respectively For the three and six months ended June 30, 2010, net periodic postretirement benefit cost was $84 and $169, respectively.

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

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the six months ended June 30, 2011:

	Employee Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2010	587	98	685	$9.47
Exercised	(277)	—	(277)	$9.07	$2,500
Forfeited/Cancelled	(8)	—	(8)	$10.62

Outstanding and exercisable as of June 30, 2011	302	98	400	$9.73

No compensation expense was recorded during the three or six months ended June 30, 2011 or 2010. As of June 30, 2011, there was no unrecognized compensation cost related to stock options.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted (if any) on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest 100% three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied. There were no SARs granted in the six months ended June 30, 2011 and 2010.

The following table presents the activity for the six months ended June 30, 2011:

	# of SARs	Weighted Average Exercise Price Per SAR	Total Intrinsic Value of SARs Exercised
Outstanding as of December 31, 2010	169	$10.32
Exercised	(169)	$10.32	$1,278

Outstanding and exercisable as of June 30, 2011	—	$—

No compensation expense related to SARs was recorded during the three or six months ended June 30, 2011 or 2010. There was no unrecognized compensation expense related to SARs as of June 30, 2011.

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

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the six months ended June 30, 2011:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	1,436	$12.87
Granted	1,569	$16.37
Vested	(69)	$13.31

Outstanding as of June 30, 2011	2,936	$14.73

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the derived service period, which is determined using a lattice model. The derived service period for the PARS granted during the six months ended June 30, 2011 is 3.00 years, which is subject to any acceleration provisions being met.

Kforce recognized total compensation expense related to PARS of $2,527 and $5,041 during the three and six months ended June 30, 2011, respectively. Kforce recognized total compensation expense related to PARS of $1,260 and $2,409 during the three and six months ended June 30, 2010, respectively. As of June 30, 2011, total unrecognized compensation expense related to PARS was $24,304, which will be recognized over a weighted average remaining period of 2.39 years.

Restricted Stock

RS is periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the six months ended June 30, 2010 had vesting terms ranging from one year to six years.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the six months ended June 30, 2011:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	462	$10.68
Granted	—	$—
Vested	(64)	$9.25

Outstanding as of June 30, 2011	398	$10.91

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

During the three and six months ended June 30, 2011, Kforce recognized compensation expense related to RS of $310 and $617, respectively. Kforce recognized compensation expense related to RS of $251 and $497 for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, total unrecognized compensation expense related to RS was $2,985, which will be recognized over a weighted average remaining period of 3.39 years.

Note E – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the six months ended June 30, 2011:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2010	$138,078	$7,787	$145,865
Amortization of intangible assets	—	(627)	(627)

Balance as of June 30, 2011	$138,078	$7,160	$145,238

As of June 30, 2011 and December 31, 2010, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of June 30, 2011 and December 31, 2010. All of the other intangible assets, net represented less than 5% of total assets.

As of June 30, 2011 and December 31, 2010, accumulated amortization of intangible assets was $23,009 and $22,903, respectively. The estimated remaining amortization expense is $507 for 2011, $918 for 2012, $752 for 2013, $634 for 2014 and $634 for 2015.

Goodwill Impairment Considerations

During fiscal 2011, our GS segment has been adversely impacted by the U.S. Congress’s inability to pass the 2011 US federal budget and its continuing to operate under a series of seven continuing resolutions thereby continuing funding at or near 2010 levels. We believe this has significantly delayed the contract procurement process and created uncertainty about the funding levels of various programs and agencies within the Federal Government. In addition, our GS reporting unit has been impacted by the Federal Government mandates to in-source certain positions that were previously occupied by contractors and the Federal Government’s seemingly anti-contractor sentiment.

As a result of the above, Kforce performed an interim goodwill impairment test for its GS reporting unit during the second quarter of 2011. As of both June 30, 2011 and December 31, 2010, goodwill allocated to the GS reporting unit was $102,641. We compared the carrying value of our GS reporting unit to its estimated fair value based on a weighting of both the income approach and the guideline transaction method. The guideline company method was not considered in the June 30, 2011 analysis as we believe it would not yield a reliable determination of fair value given current market conditions. We believe the guideline transaction method provides a more reasonable basis for our determination of fair value for the reporting unit resulting from recent transactions in the market which we believe to be reasonably comparable to GS.

Discounted cash flows, which serve as the primary basis for the income approach, were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. A terminal value growth rate of 3.0% was used for the GS reporting unit. For the calculation of fair value of the GS reporting unit for the second quarter of 2011, the income approach valuation included the reporting unit cash flow discount rate, representing the reporting unit’s weighted average cost of capital, of 15.0%. Kforce believes that the financial forecast for our GS reporting unit reflects continued pressures on the Federal Government contracting landscape, as outlined above. For the calculation of fair value of our GS reporting unit for the second quarter of 2011, the guideline transaction method applied pricing multiples derived from recent acquisitions, including transactions occurring in 2011 that are we believe reasonably comparable to the GS reporting unit to determine its value. Kforce utilized enterprise value/revenue multiples ranging from 0.57 to 1.42 and enterprise value/EBITDA multiples ranging from 4.7 to 11.6 in order to value our GS reporting unit under the guideline transaction method. Kforce assigned a weighting to each of the enterprise value ratios based on the ratio that is predominately used in the marketplace to value that type of business.

The results of the first step of the goodwill impairment test indicated that the fair value of the GS reporting unit exceeded its carrying value; therefore, the second step of the test to determine the implied fair value of goodwill for each reporting unit was not required. Kforce determined that the fair value of our GS reporting unit exceeded its carrying amount by 3.4%. Although the interim goodwill impairment analysis for GS utilized assumptions we believe to be reasonable and financial forecasts we believe to be achievable, we performed a sensitivity analysis by independently modifying the discount rate, long-term growth rate and forecasted operating results. A deterioration in the assumptions noted above could indicate impairment. As such, we will continue to closely monitor the GS reporting unit for any changes in assumptions or other indicators of impairment.

As previously mentioned, there was no indication of impairment for the Tech, FA or HLS reporting units.

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

Historically, and for the three and six months ended June 30, 2011, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three and six months ended June 30, 2011 and 2010:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended June 30:
2011
Net service revenues:
Flexible billings	$149,997	$47,522	$42,343	$21,946	$261,808
Search fees	4,537	7,252	392	—	12,181

Total net service revenues	$154,534	$54,774	$42,735	$21,946	$273,989

Gross profit	$45,168	$21,260	$13,259	$6,961	$86,648
2010
Net service revenues:
Flexible billings	$129,961	$38,152	$41,066	$27,091	$236,270
Search fees	4,130	5,282	455	—	9,867

Total net service revenues	$134,091	$43,434	$41,521	$27,091	$246,137

Gross profit	$39,907	$16,626	$13,025	$8,837	$78,395

Six Months Ended June 30:
2011
Net service revenues:
Flexible billings	$289,410	$95,387	$84,001	$45,299	$514,097
Search fees	8,304	13,219	757	—	22,280

Total net service revenues	$297,714	$108,606	$84,758	$45,299	$536,377

Gross profit	$85,415	$40,287	$25,664	$13,795	$165,161
2010
Net service revenues:
Flexible billings	$246,427	$73,882	$81,095	$53,629	$455,033
Search fees	7,340	9,695	725	—	17,760

Total net service revenues	$253,767	$83,577	$81,820	$53,629	$472,793

Gross profit	$73,849	$30,840	$25,083	$16,768	$146,540

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce, our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2011.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three and six months ended June 30, 2011 and 2010, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and during the six months ended June 30, 2011, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the six months ended June 30, 2011 increased 13.4% to $536.4 million from $472.8 million in the comparable period in 2010.

•	Flex revenues for the six months ended June 30, 2011 increased 13.0% to $514.1 million from $455.0 million in the comparable period in 2010.

•	Search fees for the six months ended June 30, 2011 increased 25.5% to $22.3 million from $17.8 million in the comparable period in 2010.

•

Flex gross profit margin for the three months ended June 30, 2011 decreased 60 basis points to 28.4% from 29.0% in the comparable period in 2010, primarily resulting from a combination of the compression between bill and pay rates and increased payroll taxes.

•	Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the six months ended June 30, 2011 decreased 90 basis points to 26.0% from 26.9% in the comparable period in 2010.

•

Total outstanding borrowings under the Credit Facility as of June 30, 2011 increased $8.1 million to $18.9 million from $10.8 million as of December 31, 2010, which was primarily related to the repurchase of 0.9 million shares of common stock for $13.3 million during the six months ended June 30, 2011.

•	Diluted earnings per share for the six months ended June 30, 2011 increased 52.6% to $0.29 from $0.19 in the comparable period in 2010.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2011 and 2010

Net service revenues for the three and six months ended June 30, 2011 were $274.0 million and $536.4 million, respectively, which represent an increase of 11.3% and 13.4%, respectively, over the comparable periods in 2010. These increases were primarily due to our Tech (which represents nearly 55% of our net service revenues) and FA segments, which had year-over-year increases in net service revenues for the three months ended June 30, 2011 of 15.2 % and 26.1%, respectively, and 17.3% and 29.9%, respectively, for the six months ended June 30, 2011. For the three and six months ended June 30, 2011, net service revenues for HLS increased 2.9% and 3.6%, respectively, while net service revenues for our GS segment decreased 19.0% and 15.5%, respectively, over the comparable periods in 2010. During fiscal 2011, our GS segment has been adversely impacted by the United States (“U.S.”) Congress’s inability to pass the 2011 U.S. federal budget and its continuing to operate under a series of seven continuing resolutions thereby continuing funding at or near 2010 levels. We believe this has significantly delayed the contract procurement process and created uncertainty about the funding levels of various programs and agencies within the Federal Government. In addition, our GS segment has been adversely impacted by the Federal Government mandates to in-source certain positions that were previously occupied by contractors.

In addition, Flex gross profit margin decreased 60 basis points to 28.4% for the three months ended June 30, 2011 as compared to 29.0% for the comparable period in 2010, and decreased 50 basis points to 27.8% for the six months ended June 30, 2011 as compared to 28.3% for the comparable period in 2010. These decreases were primarily attributable to the increase in payroll taxes, particularly unemployment taxes, as well as the compression in the spread between our bill and pay rates. Flex gross profit margin increased sequentially 130 basis points for the three months ended June 30, 2011. This increase was primarily driven by lower payroll taxes, which are traditionally higher in the first quarter of each fiscal year. SG&A expenses as a percentage of net service revenues were 26.3% and 26.0% for the three and six months ended June 30, 2011, respectively, as compared to 26.9% for both the three and six months ended June 30, 2010.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which increased during the three months ended June 30, 2011 as compared to 2010 based on data published by the Bureau of Labor Statistics (“BLS”). While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 9.2% as of June 2011, temporary employment grew 7.3% year over year in June 2011. In addition, the penetration rate (the percentage of temporary staffing to total employment) has increased from its low of 1.3% in August 2009 to over 1.7% in June 2011. We believe that the penetration rate could surpass the prior peak of 2.0% achieved in the late 1990s. If the penetration rate of temporary staffing continues to increase, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. Search revenue increased 23.5% and 25.5% for the three and six months ended June 30, 2011 as compared to the comparable periods in 2010. In addition, Search revenue increased 20.6% in the second quarter of 2011 as compared to the first quarter of 2011. While Search revenue is difficult to predict, we expect this growth trend may flatten in the near term.

Over the last few years, we have undertaken several significant initiatives including: (i) further developing and optimizing our National Recruiting Center (“NRC”) and Strategic Accounts teams in support of our field operations; (ii) restructuring both our back office and field operations under our Shared Services program which focuses on process improvement, centralization, technology infrastructure and outsourcing; (iii) upgrading our corporate systems (primarily our front-end and time collection systems) and (iv) making other technology investments designed to increase the performance of our field associates. We believe that these investments have increased our operating efficiency, enabled us to be more responsive to our clients and provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Service Revenues by Segment:
Tech	56.4%	54.5%	55.5%	53.7%
FA	20.0	17.6	20.2	17.7
HLS	15.6	16.9	15.8	17.3
GS	8.0	11.0	8.5	11.3

Net service revenues	100.0%	100.0%	100.00%	100.00%

Revenue by Time:
Flex	95.6%	96.0%	95.8%	96.2%
Search	4.4	4.0	4.2	3.8

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	31.6%	31.9%	30.8%	31.0%
Selling, general and administrative expenses	26.3%	26.9%	26.0%	26.9%
Depreciation and amortization	1.2%	1.3%	1.2%	1.3%
Income before income taxes	4.0%	3.6%	3.5%	2.7%
Net income	2.5%	2.1%	2.2%	1.7%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech
Flex	$149,997	15.4%	$129,961	$289,410	17.4%	$246,427
Search	4,537	9.9%	4,130	8,304	13.1%	7,340

Total Tech	$154,534	15.2%	$134,091	$297,714	17.3%	$253,767

FA
Flex	$47,522	24.6%	$38,152	$95,387	29.1%	$73,882
Search	7,252	37.3%	5,282	13,219	36.3%	9,695

Total FA	$54,774	26.1%	$43,434	$108,606	29.9%	$83,577

HLS
Flex	$42,343	3.1%	$41,066	$84,001	3.6%	$81,095
Search	392	(13.8)%	455	757	4.4%	725

Total HLS	$42,735	2.9%	$41,521	$84,758	3.6%	$81,820

GS
Flex	$21,946	(19.0)%	$27,091	$45,299	(15.5)%	$53,629
Search	—	—	—	—	—	—

Total GS	$21,946	(19.0)%	$27,091	$45,299	(15.5)%	$53,629

Total Flex	$261,808	10.8%	$236,270	$514,097	13.0%	$455,033
Total Search	12,181	23.5%	9,867	22,280	25.5%	17,760

Total Revenue	$273,989	11.3%	$246,137	$536,377	13.4%	$472,793

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. For each of the three months ended June 30, 2011 and 2010, there were 64 billing days.

Kforce experienced Flex revenue increases for the three and six months ended June 30, 2011 as compared to the comparable periods in 2010 across all segments except for GS, which decreased 19.0% and 15.5%, respectively.

Flex revenues for our largest segment, Tech, have been strong compared to the beginning stages of previous economic recoveries, which we believe is primarily a result of candidate skill sets that are in demand, our great people and our operating model. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We also believe that unlike the late 1990s and early 2000s, our clients generally did not over-hire during the most recent economic expansion. We also do not believe that an exaggerated technology bubble similar to that which occurred prior to the economic downturn in the early 2000s, which decreased demand for our Tech segment, developed prior to the most recent downturn. We expect to see continued growth for the remainder of 2011 within our Tech segment on a sequential basis and over comparable periods in 2010.

Our FA segment experienced a year-over-year increase in net service revenues of 26.1% and 29.9% during the three and six months ended June 30, 2011, respectively. According to a Staffing Industry Analyst (“SIA”) report, the overall finance and accounting segment is expected to experience accelerated growth of 8% in 2011 and 2012. Consistent with Tech, we believe that the success of our FA segment has been enabled by our NRC, which we believe has been particularly effective in meeting the demand within the mortgage, refinancing and foreclosure space which experienced significant growth in 2010 but slowed in the three months ended June 30, 2011. We expect to see continued growth for the remainder of 2011 within our FA segment over comparable periods in 2010.

Net service revenues for our HLS segment increased 2.9% and 3.6% for the three and six months ended June 30, 2011, respectively, compared to 2010. Our Clinical Research business, which comprises approximately 60% of HLS segment revenues, experienced a 6.2% and 5.0% decrease in net service revenues during the three and six months ended June 30, 2011 compared to 2010, respectively, which we believe reflects the cost-cutting initiatives and structural changes in the outsourcing strategies of large pharmaceutical companies and delays in hiring activity resulting from several mergers within this sector. We expect our Clinical Research business to be relatively flat for the remainder of 2011 but we believe in the long-term growth prospects of this business. Our Health Information Management (“HIM”) business consists primarily of professionals providing medical coding and transcription services to hospitals and other healthcare facilities. Net service revenues within HIM increased 21.2% and 21.0% for the three and six months ended June 30, 2011 compared to 2010, respectively, as hospital census and spending trends continued to increase. We expect to see continued growth for the remainder of 2011 within HIM over comparable periods in 2010.

Our GS segment experienced declining results for the three and six months ended June 30, 2011 compared to 2010. We believe this decline is primarily a result of the political landscape, including the U.S. Congress’s inability to pass the 2011 U.S. federal budget and it’s continuing to operate under a series of seven continuing resolutions thereby continuing funding at or near 2010 levels, and macro-economic environment. Since the change in the administration took place, our GS segment has been adversely impacted by delays in the timing of project awards, uncertainty about the funding levels of various programs and agencies within the Federal Government and a continuing trend by the Federal Government to in-source certain functions in an attempt to reduce expenditures. Further impacting 2011, the Continuing Resolution Authority (“CRA”) for the Federal Government’s budget limits government agencies, unless specifically authorized otherwise in the CRA, to only spend up to 75% of the Federal Government’s previous fiscal year budget. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2011 and 2010, management has focused its efforts on business development activities bringing in new leadership at certain positions and repositioned itself to focus on certain targeted federal agencies. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment. We expect net service revenues within our GS segment to be relatively flat for the remainder of 2011. Despite the current challenges, we continue to believe in the long-term prospects of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in 000’s)	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	2,403	16.4%	2,065	4,676	19.5%	3,914
FA	1,393	20.4	1,157	2,808	24.9	2,249
HLS	522	6.3	491	1,052	8.0	974
GS	263	(12.6)	301	518	(11.8)	587

Total hours	4,581	14.1%	4,014	9,054	17.2%	7,724

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	$1,055	(23.2)%	$1,374	$1,925	(19.1)%	$2,380
FA	171	222.6	53	330	182.1	117
HLS	3,715	(0.4)	3,731	7,262	5.6	6,878
GS	264	101.5	131	486	237.5	144

Total billable expenses	$5,205	(1.6)%	$5,289	$10,003	5.1%	$9,519

Search Fees. The primary drivers of Search fees are the number of permanent placements and the average placement fee. Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. Search revenue increased 23.5% and 25.5% during the three and six months ended June 30, 2011 as compared to 2010, respectively. We believe the increase over the prior year reflects clients who are rebuilding staff after significant reductions during the most recent economic recession. We expect this trend may subside in the near term. Over the last several years, Kforce has made a concerted effort to de-emphasize the contribution of Search fees to overall net service revenues, which is primarily a result of the highly volatile nature of the Search business and the costs that must be invested to establish and maintain the workforce.

Total placements for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	313	13.8%	275	579	16.0%	499
FA	594	31.1	453	1,051	23.6	850
HLS	26	13.0	23	44	4.8	42

Total placements	933	24.2%	751	1,674	20.3%	1,391

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	$14,488	(3.3)%	$14,990	$14,340	(2.5)%	$14,708
FA	12,218	4.7	11,665	12,581	10.3	11,404
HLS	15,004	(24.4)	19,858	17,150	(0.8)	17,295

Total average placement fee	$13,058	(0.6)%	$13,134	$13,310	4.3%	$12,767

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	29.2%	(2.0)%	29.8%	28.7%	(1.4)%	29.1%
FA	38.8%	1.3	38.3%	37.1%	0.5	36.9%
HLS	31.0%	(1.3)	31.4%	30.3%	(1.3)	30.7%
GS	31.7%	(2.8)	32.6%	30.5%	(2.6)	31.3%

Total gross profit percentage	31.6%	(0.9)%	31.9%	30.8%	(0.6)%	31.0%

Changes in the amount of Search fees as a percentage of total revenues can significantly impact total gross profit percentage because Search revenue contributes 100% to gross profit, as described previously. Given this dynamic, Kforce monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The net increase in Search gross profit for the three months ended June 30, 2011, compared to the same period in 2010, was $2.3 million, composed of a $2.4 million increase in volume and a $0.1 million decrease in rate. The increase in Search gross profit for the six months ended June 30, 2011, compared to the same period in 2010, was $4.5 million, composed of a $3.7 million increase in volume and a $0.8 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	27.1%	(1.5)%	27.5%	26.6%	(1.5)%	27.0%
FA	29.5%	(0.7)	29.7%	28.4%	(0.7)	28.6%
HLS	30.4%	(0.7)	30.6%	29.7%	(1.0)	30.0%
GS	31.7%	(2.8)	32.6%	30.5%	(2.6)	31.3%

Total Flex gross profit percentage	28.4%	(2.1)%	29.0%	27.8%	(1.8)%	28.3%

The net increase in Flex gross profit for the three months ended June 30, 2011, compared to the same period in 2010, was $5.9 million, composed of a $9.4 million increase in volume and a $3.5 million decrease in rate. The net increase in Flex gross profit for the six months ended June 30, 2011, compared to the same period in 2010, was $14.1 million, composed of a $21.6 million increase in volume and a $7.5 million decrease in rate.

The Flex gross profit percentage was negatively impacted during the three and six months ended June 30, 2011 by payroll taxes, particularly the increase in unemployment taxes in 2011 as compared to 2010, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. Also negatively impacting Flex gross profit has been the growth seen in our Strategic Accounts, which traditionally have a lower gross profit profile. A significant continued focus for Kforce is on optimizing the spread between bill rates and pay rates, which will focus on providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. While we have seen improvements in the bill rates thus far in 2011, we have also seen reasonably equivalent increases in the pay rates. As a result, we have yet to see the expected benefits from this strategy, which will be a continuing focus for Kforce in 2011 and beyond.

Flex gross profit margin increased 130 basis points to 28.4% for the three months ended June 30, 2011 on a sequential basis. This increase was primarily driven by lower payroll taxes, which are traditionally higher in the first quarter of each fiscal year because of the disproportionate impact of payroll taxes in the first quarter, and improvements in the spread between our bill and pay rates in our FA and HLS segments. An increase in the spread between bill and pay rates is typically seen as economic growth reemerges and the demand for staffing increases.

Selling, General and Administrative Expenses (“SG&A”). For the three and six months ended June 30, 2011, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 86.3% and 86.5%, respectively, as compared to 83.4% and 82.7% in the comparable periods in 2010. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30:

(in $000’s)	2011	% of Revenue	2010	% of Revenue
Three Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$62,285	22.7%	$55,256	22.4%
Other	9,878	3.6	10,966	4.5

Total SG&A	$72,163	26.3%	$66,222	26.9%

Six Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$120,619	22.5%	$105,176	22.2%
Other	18,767	3.5	21,986	4.7

Total SG&A	$139,386	26.0%	$127,162	26.9%

SG&A as a percentage of net service revenues decreased 60 and 90 basis points for the three and six months ended June 30, 2011, respectively, as compared to the comparable periods in 2010.

For the three months ended June 30, 2011, the decrease was primarily attributable to the following:

•	Decrease in commission expense of 0.3% of net service revenues, which was primarily attributable to the optimization of the compensation plan for our commissionable associates.

•	Decrease in lease expense of 0.3% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters in May 2010.

•	Decrease in professional fees expense of 0.4% of net service revenues, which was primarily attributable to management’s continued focus on controlling expenses.

•

Increase in compensation and benefits cost of 0.6% of net service revenues, which was primarily attributable to: (i) an increase in stock-based compensation expense resulting primarily from an increase in the number of outstanding equity grants and (ii) an increase in our health insurance costs attributable to certain large claims.

For the six months ended June 30, 2011, the decrease was primarily attributable to the following:

•	Decrease in commission expense of 0.4% of net service revenues, which was primarily attributable to the optimization of the compensation plan for our commissionable associates.

•	Decrease in lease expense of 0.4% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters in May 2010.

•	Decrease in professional fees expense of 0.4% of net service revenues, which was primarily attributable to management’s continued focus on controlling expenses.

•

Increase in compensation and benefits cost of 0.7% of net service revenues, which was primarily attributable to: (i) an increase in stock-based compensation expense resulting primarily from an increase in the number of outstanding equity grants and (ii) an increase in our health insurance costs attributable to certain large claims.

During fiscal 2011, our GS segment has been adversely impacted by the U.S. Congress’s inability to pass the 2011 U.S. federal budget and its continuing to operate under a series of seven continuing resolutions thereby continuing funding at or near 2010 levels. We believe this has significantly delayed the contract procurement process and created uncertainty about the funding levels of various programs and agencies within the Federal Government. In addition, our GS reporting unit has been impacted by the Federal Government mandates to in-source certain positions that were previously occupied by contractors and the Federal Government’s seemingly anti-contractor sentiment. As a result, Kforce performed an interim goodwill impairment analysis which resulted in the fair value of the GS reporting unit exceeding the carrying amount by 3.4%. A deterioration in the assumptions discussed in Note E, Goodwill and Other Intangible Assets, of the Notes to the Unaudited Condensed Consolidated Financial Statements could result in a material impairment charge. As of both June 30, 2011 and December 31, 2010, goodwill allocated to the GS reporting unit was $102.6 million.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Fixed asset depreciation	$1,115	29.7%	$860	$2,242	39.3%	$1,610
Capital lease asset depreciation	408	(12.6)	467	810	(12.8)	929
Capitalized software amortization	1,421	14.8	1,238	2,868	21.9	2,353
Intangible asset amortization	267	(53.3)	572	627	(48.6)	1,221

Total depreciation and amortization	$3,211	2.4%	$3,137	$6,547	7.1%	$6,113

The $0.3 and $0.6 million increase in fixed asset depreciation during the three and six months ended June 30, 2011 compared to 2010, respectively, is a result of the acquisition of Kforce’s corporate headquarters in May 2010. The $0.2 and $0.5 million increase in capitalized software amortization during the three and six months ended June 30, 2011 compared to 2010, respectively, is a result of the significant technology investments made by Kforce in 2010. The $0.3 and $0.6 million decrease in intangible asset amortization during the three and six months ended June 30, 2011 compared to 2010, respectively, is the result of certain intangibles assets acquired in the 2008 acquisition of RDI Systems, Inc. becoming fully amortized.

Other Expense, Net. Other expense, net was $0.3 million for both the three months ended June 30, 2011 and 2010, respectively, and $0.7 and $0.6 million for the six months ended June 30, 2011 and 2010, respectively. Other expense, net consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense. Income tax expense as a percentage of income before taxes (our “effective rate”) for the six months ended June 30, 2011 and 2010 was 37.4% and 37.8%, respectively. The decrease in Kforce’s effective rate for the six months ended June 30, 2011 is primarily a result of an increase in forecasted pre-tax net income for 2011.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined as net income before discontinued operations, non-cash impairment charges, interest, income taxes, depreciation and amortization, and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	Per Share	2010	Per Share	2011	Per Share	2010	Per Share
Net income	$6,785	$0.17	$5,144	$0.13	$11,625	$0.29	$7,852	$0.19
Depreciation and amortization	3,211	0.08	3,137	0.08	6,547	0.16	6,113	0.15
Amortization of RS and PARS	2,837	0.07	1,511	0.03	5,658	0.14	2,906	0.07
Interest expense and other	289	0.01	319	0.01	582	0.01	667	0.02
Income tax expense	4,154	0.10	3,623	0.09	6,952	0.17	4,770	0.12

Adjusted EBITDA	$17,276	$0.43	$13,734	$0.34	$31,364	$0.77	$22,308	$0.55

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. Kforce had $72.0 million and $64.9 million in working capital as of June 30, 2011 and December 31, 2010, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 1.7 and 1.6 as of June 30, 2011 and December 31, 2010, respectively.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30:

	2011	2010
Cash provided by (used in):
Operating activities	$10,878	$(2,830)
Investing activities	(4,618)	(34,707)
Financing activities	(6,630)	35,135

Decrease in cash and cash equivalents	$(370)	$(2,402)

Operating Activities

The significant variations in cash provided by (used in) operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the six months ended June 30, 2011 and 2010 were $2.9 million and $32.6 million, respectively, which exclude equipment acquired under capital leases. The decrease in cash used for capital expenditures during the six months ended June 30, 2011 as compared to 2010 was primarily the result of the acquisition of our corporate headquarters in the second quarter of 2010 for a total purchase price, including acquisition-related costs, of $28.9 million.

We expect to continue to invest in our infrastructure in order to support the expected future growth in our business, as we believe, although we cannot provide any assurances, we are currently in the beginning stage of the next positive economic cycle. We believe that these investments will, among other things, improve the performance and profitability of our associates and increase: (i) the efficiency and effectiveness of our delivery activities; (ii) the satisfaction of our customers; and (iii) the effectiveness of our incentive compensation programs. Kforce believes it has sufficient cash and availability under its Credit Facility to make any necessary capital expenditures in the foreseeable future, although significant deterioration in the economic environment or market conditions could negatively impact the ability of our lenders to fund borrowings.

Financing Activities

During the six months ended June 30, 2011, we repurchased 0.9 million shares of our common stock in the open market at a total cost of $13.3 million.

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

Borrowings under the Credit Facility are limited to 85% of eligible accounts receivable, of which unbilled receivables can be no more than 40% of billed receivables, less certain minimum availability reserves, and bear interest at a rate of LIBOR plus 1.25% or Prime. Fluctuations in the ratio of unbilled to billed receivable could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus 1.25% per annum of the total amount of letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to 0.25% of the average unused balance on a monthly basis. Borrowings under the Credit Facility are principally secured by our accounts receivable but are also secured by substantially all of the assets of Kforce. Under the Credit Facility, Kforce is required to maintain a minimum fixed charge coverage ratio in the event that it is unable to maintain minimum availability under the Credit Facility of $15.0 million. As of June 30, 2011, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.25 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default.

The Credit Facility expires in November 2011. Kforce is currently in negotiations with a prospective lender on the material terms of a new credit facility and has executed an agreement with such lender to permit the commencement of standard due diligence procedures related to a new credit facility. As a result of the expiration date of the current Credit Facility and the lack of a definitive refinancing event occurring, we continue to classify outstanding borrowings under the Credit Facility as a current liability in our unaudited condensed consolidated financial statements as of June 30, 2011. Kforce cannot provide any assurance that it will be able to secure alternative financing prior to the expiration of the existing Credit Facility; however, we currently expect to have a replacement facility in place during the third quarter of 2011. Kforce believes that cash generated from operating activities would be sufficient to fund operations if such an event occurs.

As of June 30, 2011, there was $18.9 million outstanding and $87.6 million available under the Credit Facility. During the three months ended June 30, 2011, maximum outstanding borrowings under the Credit Facility were $32.8 million. As of August 1, 2011, there was $23.7 million outstanding and $80.4 million available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At June 30, 2011, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.7 million and for facility lease deposits totaling $0.2 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2009, our Board of Directors had authorized $75.0 million of repurchases of our common stock. As of December 31, 2010, $68.9 million remained available for future repurchases. During the six months ended June 30, 2011, Kforce repurchased approximately 1.0 million shares of common stock attributable to shares repurchased in the open market and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards and the exercise of stock options and SARs at a total cost of approximately $14.9 million. As of June 30, 2011, approximately $54.0 million remains available for future repurchases.

Registration Statement on Form S-3

On March 18, 2009, Kforce filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity, debt and financial instruments for general corporate purposes which may include capital expenditures, the repayment or refinancing of debt, investments in our subsidiaries, working capital, or the financing of possible acquisitions or business opportunities. Such filings are referred to as “Shelf Registrations.” No issuance of securities has been made under this registration statement as of August 1, 2011. There is no assurance that the existence of the Shelf Registration will assist Kforce in registering its securities in connection with future efforts to raise capital or for other purposes.

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

As of June 30, 2011, we had $18.9 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 2.04% at June 30, 2011. A hypothetical 10% increase in interest rates in effect at June 30, 2011 would not have a significant effect on Kforce’s annual interest expense.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the Court during the three months ended June 30, 2011 in the amount of $2.5 million, which has been recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets. The settlement is expected to be paid during the year ended December 31, 2011.

On June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against a class of individuals because of their age by harassing and terminating them and discriminated against another class of individuals because of their age by denying them employment, in violation of the Age Discrimination in Employment Act of 1967. Kforce believes it has meritorious defenses to the EEOC’s allegations. The EEOC has invited Kforce to participate in conciliation efforts, and Kforce has accepted the invitation. At this stage of the matter, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been provided in the accompanying unaudited condensed consolidated financial statements.

Otherwise, no new legal proceedings that are likely to have a material adverse impact on Kforce, and no material developments with respect to existing legal proceedings, occurred during the six months ended June 30, 2011.

Item 1A.	Risk Factors.

Set forth below are the material changes and updates from, and should be read in conjunction with, the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2010.

U.S. government spending and priorities could change in a manner that adversely affects our future revenue and limits our growth prospects.

A portion of our business depends upon continued U.S. government expenditures on defense, intelligence, and civil programs for which we provide support. These expenditures have not remained constant over time, have been reduced in certain periods and, recently, have been affected by the U.S. government’s efforts to improve efficiency and reduce costs affecting federal government programs generally. Our business, prospects, financial condition, or operating results could be materially harmed, among other causes, by the following:

•	U.S. government shutdowns due to a failure by elected officials to fund the government and other potential delays in the appropriations process;

•	a credit downgrade of U.S. government obligations;

•	delays in the payment of our invoices by government payment offices; and

•

budgetary constraints affecting U.S. government spending generally, or specific agencies in particular, changes in available funding, a shift in expenditures away from agencies or programs that we support.

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

In the ordinary course of our business, we collect and retain personal information of our associates and flexible employees and their dependants, as well as applicants, including, without limitation, full names, social security numbers, birth dates, and payroll-related information. We also have access to, receive and use personal health information of patients and drug trial subjects in the ordinary course of our Health and Life Sciences businesses. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.

The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the six months ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	—	$—	—	$59,610,485
May 1, 2011 to May 31, 2011	127,316	$14.40	127,316	$57,777,738
June 1, 2011 to June 30, 2011	299,675	$12.64	299,675	$53,991,079

Total	426,991	$13.16	426,991	$53,991,079

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock.
(2)	All of the shares reported above as purchased are attributable to shares repurchased in the open market and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock and the exercise of stock options.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Employment Agreement, dated as of June 1, 2011, between the Registrant and Richard M. Cocchiaro.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL. (6)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.
(6)	The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: August 4, 2011	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2011	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)