Form 10-Q
period 2011-09-30
KFORCE INC
filed 2011-11-02
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2011, was 37,869,878.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2011

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Flexible billings	$277,123	$248,960	$791,220	$703,993
Search fees	11,868	10,559	34,148	28,319

Net service revenues	288,991	259,519	825,368	732,312
Direct costs of services	196,953	176,054	568,169	502,307

Gross profit	92,038	83,465	257,199	230,005
Selling, general and administrative expenses	75,134	69,321	214,520	196,483
Depreciation and amortization	3,072	3,236	9,619	9,349

Income from operations	13,832	10,908	33,060	24,173
Other expense, net	301	387	952	1,030

Income before income taxes	13,531	10,521	32,108	23,143
Income tax expense	5,085	4,077	12,037	8,847

Net income	8,446	6,444	20,071	14,296
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	17	15	45	46

Comprehensive income	$8,463	$6,459	$20,116	$14,342

Earnings per share – basic	$0.23	$0.16	$0.52	$0.36
Earnings per share – diluted	$0.22	$0.16	$0.50	$0.35

Weighted average shares outstanding – basic	37,417	39,523	38,943	39,429
Weighted average shares outstanding – diluted	38,228	40,384	39,882	40,374

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,025	$1,055
Trade receivables, net of allowances of $2,834 and $4,021, respectively	186,843	148,507
Income taxes receivable	44	5,675
Deferred tax asset, net	3,838	4,950
Prepaid expenses and other current assets	6,875	5,014

Total current assets	198,625	165,201
Fixed assets, net	35,854	38,130
Other assets, net	31,449	32,941
Deferred tax asset, net	9,518	8,907
Intangible assets, net	6,873	7,787
Goodwill	138,078	138,078

Total assets	$420,397	$391,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$36,847	$30,602
Accrued payroll costs	58,780	54,461
Credit facility – current	—	10,825
Other current liabilities	1,337	4,185
Income taxes payable	895	250

Total current liabilities	97,859	100,323
Long-term debt – credit facility	59,384	—
Long-term debt – other	1,755	2,103
Other long-term liabilities	34,749	34,801

Total liabilities	193,747	137,227

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,514 and 66,542 issued, respectively	685	665
Additional paid-in capital	368,685	355,869
Accumulated other comprehensive loss	(1,435)	(1,480)
Retained earnings	82,050	61,979
Treasury stock, at cost; 30,494 and 24,823 shares, respectively	(223,335)	(163,216)

Total stockholders’ equity	226,650	253,817

Total liabilities and stockholders’ equity	$420,397	$391,044

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended September 30, 2011
Common stock – shares:
Shares at beginning of period	66,542
Issuance of restricted stock	1,604
Exercise of stock options and stock appreciation rights	368

Shares at end of period	68,514

Common stock – par value:
Balance at beginning of period	$665
Issuance of restricted stock	16
Exercise of stock options and stock appreciation rights	4

Balance at end of period	$685

Additional paid-in capital:
Balance at beginning of period	$355,869
Issuance of restricted stock	(16)
Exercise of stock options and stock appreciation rights	2,590
Income tax benefit from stock-based compensation	1,227
Employee stock purchase plan	269
Stock-based compensation expense	8,746

Balance at end of period	$368,685

Accumulated other comprehensive loss:
Balance at beginning of period	$(1,480)
Pension and postretirement plans, net of tax	45

Balance at end of period	$(1,435)

Retained earnings:
Balance at beginning of period	$61,979
Net income	20,071

Balance at end of period	$82,050

Treasury stock – shares:
Shares at beginning of period	24,823
Open market repurchases of common stock	5,484
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	90
Shares tendered in payment of the exercise price of stock options	131
Employee stock purchase plan	(34)

Shares at end of period	30,494

Treasury stock – cost :
Balance at beginning of period	$(163,216)
Open market repurchases of common stock	(56,364)
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	(1,585)
Shares tendered in payment of the exercise price of stock options	(2,401)
Employee stock purchase plan	231

Balance at end of period	$(223,335)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$20,071	$14,296
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	478	1,777
Depreciation and amortization	9,619	9,349
Stock-based compensation	8,746	4,537
Recovery of bad debts on accounts receivable and other accounts receivable reserves	(936)	(1,232)
Pension and postretirement benefit plans expense	3,280	3,021
Alternative long-term incentive award	12	841
Deferred compensation liability (decrease) increase, net	(1,873)	1,038
Tax benefit attributable to stock-based compensation	1,227	1,538
Excess tax benefit attributable to stock-based compensation	(862)	(1,051)
Loss (gain) on cash surrender value of corporate-owned life insurance	2,560	(166)
Other	295	361
(Increase) decrease in operating assets:
Trade receivables, net	(37,399)	(29,784)
Income tax refund receivable	5,631	(2,283)
Prepaid expenses and other current assets	(1,862)	(1,124)
Other assets, net	73	(300)
Increase (decrease) in operating liabilities:
Accounts payable and other accrued liabilities	3,482	2,852
Accrued payroll costs	4,820	10,060
Income taxes payable	645	(6)
Other long-term liabilities	(4,087)	(863)

Cash provided by operating activities	13,920	12,861

Cash flows from investing activities:
Capital expenditures	(4,336)	(34,639)
Premiums paid for corporate-owned life insurance policies	(2,450)	(2,686)
Proceeds from borrowings against cash surrender value of corporate-owned life insurance policies	—	4,959
Other	40	273

Cash used in investing activities	(6,746)	(32,093)

Cash flows from financing activities:
Proceeds from bank line of credit	385,260	344,930
Payments on bank line of credit	(336,701)	(327,930)
Payments of capital expenditure financing	(1,184)	(1,421)
Payments of deferred loan financing costs	(447)	—
Short-term vendor financing	303	(278)
Excess tax benefit attributable to stock-based compensation	862	1,051
Open market repurchases of common stock	(53,905)	—
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	193	1,816
Shares repurchased for minimum tax withholding on restricted stock awards, stock option exercises and SARs	(1,585)	(1,294)

Cash (used in) provided by financing activities	(7,204)	16,874

Decrease in cash and cash equivalents	(30)	(2,358)

Cash and cash equivalents at beginning of period	1,055	2,812

Cash and cash equivalents at end of period	$1,025	$454

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$3,856	$7,949
Interest, net	$600	$576
Non-Cash Transaction Information:
Employee stock purchase plan	$500	$—
Shares tendered in payment of the exercise price of stock options and SARs	$2,401	$1,316
Equipment acquired under capital lease	$881	$1,905
Unsettled open market repurchases of common stock	$2,459	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health and Life Sciences (“HLS”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and its 62 field offices, which are located throughout the United States (the “U.S.”). One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for the nine months ended September 30, 2011 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2011, our results of operations and cash flows for the nine months ended September 30, 2011. The data in the condensed consolidated balance sheet as of December 31, 2010 was derived from our audited consolidated balance sheet as of December 31, 2010, as presented in our 2010 Annual Report on Form 10-K.

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

Accounts receivable reserves as a percentage of gross accounts receivable were 1.5% and 2.6% as of September 30, 2011 and December 31, 2010, respectively.

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

¡

Revenues for time and materials contracts, which accounts for approximately 51% of this segment’s revenue, are recorded based on contractually-established billing rates at the time services are provided.

¡

Revenues on fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 38% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when available. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

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

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the allocation of purchase price consideration to tangible and identifiable intangible assets; impairment testing of goodwill and long-lived assets; share-based compensation arrangements and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our debt approximates fair value due to the variable nature of the interest rates under Kforce’s credit facility resulting from the Third Amended and Restated Credit Agreement that it entered into on September 20, 2011 with a syndicate led by Bank of America, N.A. (the “Credit Facility”). Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

Fixed Assets

Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which range from three to five years.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets. There were no impairment charges recorded during the three and nine months ended September 30, 2011 or 2010.

Goodwill and Other Intangible Assets

Goodwill

Kforce performs an annual review to ensure that no impairment of goodwill exists or more frequently if events or changes in circumstances indicate that the value of goodwill may not be recoverable. Kforce considered factors, including continued economic developments and the overall macro-economic environment, and determined that there were no triggering events necessitating an interim review of the carrying value of our goodwill. There were no impairment charges recorded during the three and nine months ended September 30, 2011 or 2010.

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

There were no impairment charges recorded during the three and nine months ended September 30, 2011 or 2010.

Capitalized Software

Kforce purchases, develops, and implements new computer software to enhance the performance of our Company-wide technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $811 and $2,283 during the three and nine months ended September 30, 2011, respectively, compared to $1,405 and $3,656 during the three and nine months ended September 30, 2010, respectively. Capitalized software development costs are classified as other assets, net in the accompanying unaudited condensed consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Numerator:
Net income	$8,446	$6,444	$20,071	$14,296

Denominator:
Weighted average shares outstanding – basic	37,417	39,523	38,943	39,429
Common stock equivalents	811	861	939	945

Weighted average shares outstanding – diluted	38,228	40,384	39,882	40,374

Earnings per share – basic	$0.23	$0.16	$0.52	$0.36
Earnings per share – diluted	$0.22	$0.16	$0.50	$0.35

For the three and nine months ended September 30, 2011, total weighted average awards to purchase or receive 237 and 33 shares of common stock, respectively, were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. For the three and nine months ended September 30, 2010, total weighted average awards to purchase or receive 33 and 88 shares of common stock, respectively, were not included in the computations of diluted earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

Comprehensive Income

Accumulated other comprehensive income represents the net after-tax impact of unrecognized actuarial gains and losses related to: (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of September 30, 2011, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or at an interim date if any re-measurement is necessary. This information is provided in our unaudited condensed consolidated statements of operations and comprehensive income.

Subsequent Events

Kforce considers events that occur after the balance sheet date but before the financial statements are issued to determine appropriate accounting and disclosure for those events. We evaluated all events or transactions that occurred subsequent to September 30, 2011 and through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to September 30, 2011 but prior to the filing of this report that would have a material impact on our unaudited condensed consolidated financial statements.

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

In September 2011, the FASB issued guidance which provides entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. This guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. Kforce does not expect the adoption of this guidance to have a material impact on our future consolidated financial statements.

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

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. The agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2011 would have been approximately $63,340 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good reason following a change in control, and $16,912 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good reason in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note C – Credit Facility

On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowings under the Credit Facility are limited to 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus 1.25% or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%; plus 0.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 in the event that the Firm is unable to maintain certain minimum availability under the Credit Facility of less than the greater of 10% of the amount of the commitment and $11,000. As of September 30, 2011, Kforce had availability under the Credit Facility of $26,888; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. Kforce believes the likelihood of default is remote. The Credit Facility expires September 20, 2016.

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

The net periodic benefit cost recognized for the three and nine months ended September 30, 2011 was based upon the actuarial valuation at the beginning of the fiscal year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2010. For the three and nine months ended September 30, 2011, net periodic benefit cost was $38 and $136, respectively For the three and nine months ended September 30, 2010, net periodic benefit cost was $59 and $115, respectively.

As of September 30, 2011 and December 31, 2010, the projected benefit obligation associated with our foreign defined benefit pension plan was $830 and $694, respectively, which is classified in other long-term liabilities.

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

The following represents the components of net periodic benefit cost for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$812	$756	$2,436	$2,268
Interest cost	120	98	361	296
Amortization of actuarial loss	19	21	57	62

Net periodic benefit cost	$951	$875	$2,854	$2,626

The net periodic benefit cost recognized for the three and nine months ended September 30, 2011 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2010. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2011. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2011.

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

The net periodic postretirement benefit cost recognized for the three and nine months ended September 30, 2011 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2010. For the three and nine months ended September 30, 2011, net periodic postretirement benefit cost was $94 and $283, respectively For the three and nine months ended September 30, 2010, net periodic postretirement benefit cost was $85 and $254, respectively.

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

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the nine months ended September 30, 2011:

	Employee Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2010	587	98	685	$9.47
Exercised	(297)	—	(297)	$8.75	$2,583
Forfeited/Cancelled	(12)	—	(12)	$10.75

Outstanding and exercisable as of September 30, 2011	278	98	376	$10.00

No compensation expense was recorded during the three or nine months ended September 30, 2011 or 2010. As of September 30, 2011, there was no unrecognized compensation cost related to stock options.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted (if any) on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied. There were no SARs granted in the nine months ended September 30, 2011 and 2010.

The following table presents the activity for the nine months ended September 30, 2011:

	# of SARs	Weighted Average Exercise Price Per SAR	Total Intrinsic Value of SARs Exercised
Outstanding as of December 31, 2010	169	$10.32
Exercised	(169)	$10.32	$1,278

Outstanding and exercisable as of September 30, 2011	—	$—

No compensation expense related to SARs was recorded during the three or nine months ended September 30, 2011 or 2010. There was no unrecognized compensation expense related to SARs as of September 30, 2011.

Performance Accelerated Restricted Stock

PARS are periodically granted to certain Kforce executives and Kforce’s Board and, for Kforce’s executives, are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the three months ended March 31, 2011 will cliff vest three years from the grant date. However, vesting is accelerated if Kforce’s closing stock price exceeds the stock price at the date of grant by a pre-established percentage (which has historically ranged from 40—50%) for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied.

Certain PARS granted during the three months ending March 31, 2011 are subject to forfeiture based upon the level of attainment of performance conditions established by the Compensation Committee. Vesting for these PARS may not occur until the Compensation Committee has certified the level of attainment of the performance conditions.

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the nine months ended September 30, 2011:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	1,436	$12.87
Granted	1,569	$16.37
Vested	(69)	$13.31

Outstanding as of September 30, 2011	2,936	$14.73

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the derived service period, which is determined using a lattice model. The derived service period for the PARS granted during the nine months ended September 30, 2011 is 3.00 years, which is subject to any acceleration provisions being met.

Kforce recognized total compensation expense related to PARS of $2,761 and $7,802 during the three and nine months ended September 30, 2011, respectively. Kforce recognized total compensation expense related to PARS of $1,337 and $3,745 during the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, total unrecognized compensation expense related to PARS was $22,279, which will be recognized over a weighted average remaining period of 2.14 years.

Restricted Stock

RS is periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the nine months ended September 30, 2011 had vesting terms of two years.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the nine months ended September 30, 2011:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2010	462	$10.68
Granted	35	$13.78
Vested	(99)	$10.09

Outstanding as of September 30, 2011	398	$11.10

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

During the three and nine months ended September 30, 2011, Kforce recognized compensation expense related to RS of $327 and $944, respectively. Kforce recognized compensation expense related to RS of $295 and $792 for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, total unrecognized compensation expense related to RS was $3,140, which will be recognized over a weighted average remaining period of 3.02 years.

Note F – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the nine months ended September 30, 2011:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2010	$138,078	$7,787	$145,865
Amortization of intangible assets	—	(914)	(914)

Balance as of September 30, 2011	$138,078	$6,873	$144,951

As of September 30, 2011 and December 31, 2010, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of September 30, 2011 and December 31, 2010. All of the other intangible assets, net represented less than 5% of total assets.

As of September 30, 2011 and December 31, 2010, accumulated amortization of intangible assets was $23,296 and $22,903, respectively. The estimated remaining amortization expense is $238 for 2011, $901 for 2012, $752 for 2013, $634 for 2014 and $634 for 2015.

Note G – Reportable Segments

Kforce’s reportable segments are: (i) Tech; (ii) FA; (iii) HLS and (iv) GS. This determination was supported by, among other factors: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of each segment’s operations and information presented to the Board. Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Historically, and for the three and nine months ended September 30, 2011, Kforce has generated only revenue and gross profit information on a segment basis. As such, asset information by segment is not disclosed. Substantially all operations and long-lived assets are located in the U.S.

The following table provides information concerning the continuing operations of our segments for the three and nine months ended September 30, 2011 and 2010:

	Technology	Finance and Accounting	Health and Life Sciences	Government Solutions	Total
Three Months Ended September 30:
2011
Net service revenues:
Flexible billings	$160,285	$48,046	$44,911	$23,881	$277,123
Search fees	5,191	6,251	426	—	11,868

Total net service revenues	$165,476	$54,297	$45,337	$23,881	$288,991

Gross profit	$49,596	$20,726	$13,997	$7,719	$92,038
2010
Net service revenues:
Flexible billings	$137,326	$44,437	$41,007	$26,190	$248,960
Search fees	4,604	5,733	222	—	10,559

Total net service revenues	$141,930	$50,170	$41,229	$26,190	$259,519

Gross profit	$42,996	$19,446	$12,040	$8,983	$83,465

Nine Months Ended September 30:
2011
Net service revenues:
Flexible billings	$449,695	$143,433	$128,912	$69,180	$791,220
Search fees	13,495	19,470	1,183	—	34,148

Total net service revenues	$463,190	$162,903	$130,095	$69,180	$825,368

Gross profit	$135,011	$61,013	$39,661	$21,514	$257,199
2010
Net service revenues:
Flexible billings	$383,753	$118,319	$122,102	$79,819	$703,993
Search fees	11,944	15,428	947	—	28,319

Total net service revenues	$395,697	$133,747	$123,049	$79,819	$732,312

Gross profit	$116,845	$50,286	$37,123	$25,751	$230,005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce, our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the nine months ended September 30, 2011.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three and nine months ended September 30, 2011 and 2010, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and during the nine months ended September 30, 2011, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the nine months ended September 30, 2011 increased 12.7% to $825.4 million from $732.3 million in the comparable period in 2010.

•	Flex revenues for the nine months ended September 30, 2011 increased 12.4% to $791.2 million from $704.0 million in the comparable period in 2010.

•	Search fees for the nine months ended September 30, 2011 increased 20.6% to $34.1 million from $28.3 million in the comparable period in 2010.

•

Flex gross profit margin for the three months ended September 30, 2011 increased 50 basis points to 28.9% from 28.4% sequentially. Flex gross profit margin for the three months ended September 30, 2011 decreased 40 basis points to 28.9% from 29.3% in the comparable period in 2010, primarily resulting from increased payroll taxes.

•

Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the nine months ended September 30, 2011 decreased 80 basis points to 26.0% from 26.8% in the comparable period in 2010.

•

Total outstanding borrowings under the Credit Facility, which was amended and restated in September 2011, as of September 30, 2011 increased $48.6 million to $59.4 million from $10.8 million as of December 31, 2010, which was primarily related to the repurchase of 5.5 million shares of common stock.

•	Diluted earnings per share for the nine months ended September 30, 2011 increased 42.9% to $0.50 from $0.35 in the comparable period in 2010.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2011 and 2010

Net service revenues for the three and nine months ended September 30, 2011 were $289.0 million and $825.4 million, respectively, which represent an increase of 11.4% and 12.7%, respectively, over the comparable periods in 2010. These increases were primarily due to our Tech (which represents approximately 55% of our net service revenues), FA and HLS segments, which had year-over-year increases in net service revenues for the three months ended September 30, 2011 of 16.6%, 8.2% and 10.0%, respectively, and 17.1%, 21.8% and 5.7%, respectively, for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2011, net service revenues for our GS segment decreased 8.8% and 13.3%, respectively, over the comparable periods in 2010. Net service revenues for our GS segment increased 8.8% on a sequential basis for the three months ended September 30, 2011. During fiscal 2011, our GS segment has been adversely impacted by the United States (“U.S.”) Congress’s inability to pass the 2011 U.S. federal budget and continues to be adversely impacted by the U.S. Congress’s continuing to operate under a series of seven continuing resolutions thereby continuing funding at or less than 2010 levels. We believe this has significantly delayed the contract procurement process and created uncertainty about the funding levels of various programs and agencies within the Federal Government. In addition, our GS segment has been adversely impacted by the Federal Government mandates to in-source certain positions that were previously occupied by contractors.

Flex gross profit margin decreased 40 basis points to 28.9% for the three months ended September 30, 2011 as compared to 29.3% for the comparable period in 2010, and decreased 40 basis points to 28.2% for the nine months ended September 30, 2011 as compared to 28.6% for the comparable period in 2010. These decreases were primarily attributable to the increase in payroll taxes, particularly unemployment taxes. Flex gross profit margin increased sequentially 50 basis points for the three months ended September 30, 2011, which was primarily driven by improvements in the spread between our bill and pay rates in our Tech and FA segments. SG&A expenses as a percentage of net service revenues were 26.0% for both the three and nine months ended September 30, 2011, respectively, as compared to 26.7% and 26.8% for the three and nine months ended September 30, 2010.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which increased during the three months ended September 30, 2011 as compared to 2010 based on data published by the Bureau of Labor Statistics (“BLS”). While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 9.1% as of September 2011, temporary employment grew 8.4% year over year in September 2011. In addition, the penetration rate (the percentage of temporary staffing to total employment) has increased from its low of 1.3% in August 2009 to over 1.7% in September 2011. We believe that the penetration rate could surpass the prior peak of 2.0% achieved in the late 1990s. If the penetration rate of temporary staffing continues to increase, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Although there can be no assurance that historical trends will continue, Search activity and Flex gross margins historically decrease heading into the troughs of an economic cycle, increase after economic conditions have shown sustained improvement, and are the strongest during the peak of an economic cycle. Search revenues increased 12.4% and 20.6% for the three and nine months ended September 30, 2011 as compared to the comparable periods in 2010. In addition, Search revenues decreased 2.6% in the third quarter of 2011 as compared to the second quarter of 2011. While Search revenue is difficult to predict, we expect this growth trend may flatten in the near term.

Over the last few years, we have undertaken several significant initiatives including: (i) further developing and optimizing our National Recruiting Center (“NRC”) and Strategic Accounts teams in support of our field operations; (ii) restructuring both our back office and field operations under our Shared Services program, which focuses on process improvement, centralization, technology infrastructure and outsourcing; (iii) upgrading our corporate systems (primarily our front-end systems) and (iv) making other technology investments designed to increase the performance of our field associates. We believe that these investments have increased our operating efficiency, enabled us to be more responsive to our clients and provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Service Revenues by Segment:
Tech	57.2%	54.7%	56.1%	54.0%
FA	18.8	19.3	19.7	18.3
HLS	15.7	15.9	15.8	16.8
GS	8.3	10.1	8.4	10.9

Net service revenues	100.0%	100.0%	100.00%	100.00%

Revenue by Time:
Flex	95.9%	95.9%	95.9%	96.1%
Search	4.1	4.1	4.1	3.9

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	31.8%	32.2%	31.2%	31.4%
Selling, general and administrative expenses	26.0%	26.7%	26.0%	26.8%
Depreciation and amortization	1.1%	1.2%	1.2%	1.3%
Income before income taxes	4.7%	4.1%	3.9%	3.2%
Net income	2.9%	2.5%	2.4%	2.0%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech
Flex	$160,285	16.7%	$137,326	$449,695	17.2%	$383,753
Search	5,191	12.7%	4,604	13,495	13.0%	11,944

Total Tech	$165,476	16.6%	$141,930	$463,190	17.1%	$395,697

FA
Flex	$48,046	8.1%	$44,437	$143,433	21.2%	$118,319
Search	6,251	9.0%	5,733	19,470	26.2%	15,428

Total FA	$54,297	8.2%	$50,170	$162,903	21.8%	$133,747

HLS
Flex	$44,911	9.5%	$41,007	$128,912	5.6%	$122,102
Search	426	91.9%	222	1,183	24.9%	947

Total HLS	$45,337	10.0%	$41,229	$130,095	5.7%	$123,049

GS
Flex	$23,881	(8.8)%	$26,190	$69,180	(13.3)%	$79,819
Search	—	—	—	—	—	—

Total GS	$23,881	(8.8)%	$26,190	$69,180	(13.3)%	$79,819

Total Flex	$277,123	11.3%	$248,960	$791,220	12.4%	$703,993
Total Search	11,868	12.4%	10,559	34,148	20.6%	28,319

Total Revenues	$288,991	11.4%	$259,519	$825,368	12.7%	$732,312

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. For each of the three months ended September 30, 2011 and 2010, there were 64 billing days.

Kforce experienced Flex revenue increases for the three and nine months ended September 30, 2011 as compared to the comparable periods in 2010 across all segments except for GS, which decreased 8.8% and 13.3%, respectively.

Flex revenues for our largest segment, Tech, have been particularly strong compared to previous economic recoveries, which we believe is primarily a result of candidate skill sets that are in demand, our great people and our operating model. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We expect to see continued growth for the remainder of 2011 within our Tech segment on a sequential billing day basis and over comparable periods in 2010.

Our FA segment experienced a year-over-year increase in net service revenues of 8.2% and 21.8% during the three and nine months ended September 30, 2011, respectively. According to a Staffing Industry Analyst (“SIA”) report, the overall finance and accounting segment is expected to experience accelerated growth of 8% in 2011 and 2012. Consistent with Tech, we believe that the success of our FA segment has been enabled by our NRC, which we believe has been particularly effective in meeting the demand within the mortgage, refinancing and foreclosure space which experienced significant growth in 2010 but slowed during the nine months ending September 30, 2011. We expect to see continued growth for the remainder of 2011 within our FA segment over comparable periods in 2010.

Net service revenues for our HLS segment increased 10.0% and 5.7% for the three and nine months ended September 30, 2011, respectively, compared to 2010. Our Clinical Research business, which comprises approximately 62% of HLS segment revenues, experienced a 5.8% increase and 1.5% decrease in net service revenues during the three and nine months ended September 30, 2011 compared to 2010, respectively. While results continue to be impacted by structural changes in the outsourcing strategies of large pharmaceutical companies and delays in hiring activity resulting from several mergers within this sector, net service revenues for our Clinical Research business increased 7.7% sequentially. We expect our Clinical Research business to increase on a billing day basis for the remainder of 2011 and we believe in the long-term growth prospects of this business. Our Health Information Management (“HIM”) business consists primarily of professionals providing medical coding and transcription services to hospitals and other healthcare facilities. Net service revenues within HIM increased 17.3% and 19.7% for the three and nine months ended September 30, 2011 compared to 2010, respectively, as hospital census and spending trends continued to increase. We expect to see continued growth for the remainder of 2011 within HIM over comparable periods in 2010.

Our GS segment decreased 8.8% and 13.3% for the three and nine months ended September 30, 2011, respectively, compared to 2010. We believe these declines are primarily a result of the political landscape, including the U.S. Congress’s inability to pass the 2011 U.S. federal budget and its continuing to operate under a series of seven continuing resolutions thereby continuing funding at or less than 75% of 2010 levels, and macro-economic environment. The GS segment has been adversely impacted by delays in the timing of project awards, uncertainty about the funding levels of various programs and agencies within the Federal Government and a continuing trend by the Federal Government to in-source certain functions in an attempt to reduce expenditures. Additionally, the Continuing Resolution Authority (“CRA”) for the Federal Government’s budget limits government agencies, unless specifically authorized otherwise in the CRA, to only spend up to 75% of the Federal Government’s previous fiscal year budget. Further impacting 2011, modifications to the Federal Acquisition Reform Act of 1996 has redirected funds to small business set-asides away from larger prime contractors and emphasized a lower-cost strategy as compared to a best-value approach. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2011 and 2010, management has focused its efforts on business development activities, including bringing in new leadership at certain positions and repositioning itself to focus on certain targeted federal agencies. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment. Although we expect net service revenues within our GS segment to remain flat on a billing day basis during the three months ending December 31, 2011 sequentially and year-over-year, we continue to believe in the long-term prospects of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in 000’s)	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	2,520	15.3%	2,186	7,196	18.0%	6,100
FA	1,406	4.9	1,340	4,214	17.4	3,589
HLS	560	13.6	493	1,612	9.8	1,468

Total hours	4,486	11.6%	4,019	13,022	16.7%	11,157

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	$1,301	54.9%	$840	$3,226	0.2%	$3,220
FA	178	35.9	131	509	105.2	248
HLS	4,076	11.8	3,646	11,337	7.7	10,524
GS	210	(0.9)	212	696	95.5	356

Total billable expenses	$5,765	19.4%	$4,829	$15,768	9.9%	$14,348

Search Fees. The primary drivers of Search fees are the number of permanent placements and the average placement fee. Our GS segment does not make permanent placements.

As previously mentioned, Search activity historically decreases heading into the troughs of an economic cycle, increases after economic conditions have shown sustained improvement, and is the strongest during the peak of an economic cycle. We cannot provide any assurances, however, that historical trends will continue. Search revenues increased 12.4% and 20.6% during the three and nine months ended September 30, 2011 as compared to 2010, respectively. We believe the increase over the prior year reflects clients who are selectively rebuilding staff after significant reductions during the most recent economic recession. We expect this trend may subside in the near term.

Total placements for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	354	13.8%	311	933	15.2%	810
FA	499	0.4	497	1,550	15.1	1,347
HLS	31	93.8	16	75	29.3	58

Total placements	884	7.3%	824	2,558	15.5%	2,215

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	$14,682	(0.9)%	$14,822	$14,470	(1.9)%	$14,752
FA	12,516	8.5	11,533	12,560	9.7	11,452
HLS	13,695	(1.3)	13,876	15,722	(3.8)	16,350

Total average placement fee	$13,424	4.7%	$12,819	$13,349	4.4%	$12,786

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	30.0%	(1.0)%	30.3%	29.1%	(1.4)%	29.5%
FA	38.2%	(1.5)	38.8%	37.5%	(0.3)	37.6%
HLS	30.9%	5.8	29.2%	30.5%	1.0	30.2%
GS	32.3%	(5.8)	34.3%	31.1%	(3.7)	32.3%

Total gross profit percentage	31.8%	(1.2)%	32.2%	31.2%	(0.6)%	31.4%

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

The net increase in Search gross profit for the three months ended September 30, 2011, compared to the same period in 2010, was $1.3 million, composed of a $0.8 million increase in volume and a $0.5 million increase in rate. The increase in Search gross profit for the nine months ended September 30, 2011, compared to the same period in 2010, was $5.8 million, composed of a $4.6 million increase in volume and a $1.2 million increase in rate. The sequential net decrease in Search gross profit was $0.3 million, composed of a $0.6 million decrease in volume and a $0.3 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Tech	27.7%	(1.1)%	28.0%	27.0%	(1.1)%	27.3%
FA	30.1%	(2.6)	30.9%	29.0%	(1.7)	29.5%
HLS	30.2%	4.9	28.8%	29.8%	0.7	29.6%
GS	32.3%	(5.8)	34.3%	31.1%	(3.7)	32.3%

Total Flex gross profit percentage	28.9%	(1.4)%	29.3%	28.2%	(1.4)%	28.6%

The net increase in Flex gross profit for the three months ended September 30, 2011, compared to the same period in 2010, was $7.3 million, composed of a $8.2 million increase in volume and a $0.9 million decrease in rate. The net increase in Flex gross profit for the nine months ended September 30, 2011, compared to the same period in 2010, was $21.4 million, composed of a $25.0 million increase in volume and a $3.6 million decrease in rate. The sequential net increase in Flex gross profit was $5.7 million, composed of a $4.4 million increase in volume and a $1.3 million increase in rate.

The Flex gross profit percentage was negatively impacted during the three and nine months ended September 30, 2011 by payroll taxes, particularly the increase in unemployment taxes in 2011 as compared to 2010, which are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. Also negatively impacting Flex gross profit has been the relative growth seen in our Strategic Accounts, which traditionally have a lower gross profit profile. A significant continued focus for Kforce is on optimizing the spread between bill rates and pay rates, which will focus on providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We believe we are beginning to see the initial benefits of this initiative as Flex gross profit margin increased 50 basis points to 28.9% on a sequential basis. An increase in the spread between bill and pay rates is typically seen as economic growth reemerges and the demand for staffing increases.

Selling, General and Administrative Expenses (“SG&A”). For both the three and nine months ended September 30, 2011, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 86.5%, as compared to 83.4% and 83.0% in the three and nine months ended September 30, 2010, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and nine months ended September 30:

(in $000’s)	2011	% of Revenue	2010	% of Revenue
Three Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$64,999	22.5%	$57,830	22.3%
Other	10,135	3.5	11,491	4.4

Total SG&A	$75,134	26.0%	$69,321	26.7%

Nine Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$185,618	22.5%	$163,006	22.3%
Other	28,902	3.5	33,477	4.5

Total SG&A	$214,520	26.0%	$196,483	26.8%

SG&A as a percentage of net service revenues decreased 70 and 80 basis points for the three and nine months ended September 30, 2011, respectively, as compared to the comparable periods in 2010.

For the three months ended September 30, 2011, the net decrease was primarily attributable to the following:

•

Decrease in professional fees expense of 0.9% of net service revenues, which was primarily attributable to the accrual recorded during the three months ended September 30, 2010 for an expected settlement of a class action lawsuit and related legal fees.

•

Decrease in discretionary expenses of 0.3% of net service revenues, which is primarily attributable to the continued management of discretionary spending for travel, office expenses, telephone and training.

•

Increase in commission expense of 0.3% of net service revenues, which was primarily attributable to a higher estimated annual effective commission rate as a result of the increase in both Flex and Search revenues during the three months ended September 30, 2011 as compared to 2010.

•	Increase in bad debt expense of 0.3% of net service revenues, which was primarily attributable to more favorable accounts receivable trends in 2010.

For the nine months ended September 30, 2011, the net decrease was primarily attributable to the following:

•

Decrease in professional fees expense of 0.6% of net service revenues, which was primarily attributable to the accrual recorded during the three months ended September 30, 2010 for an expected settlement of a class action lawsuit and related legal fees.

•	Decrease in lease expense of 0.3% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters in May 2010.

•

Decrease in discretionary expenses of 0.2% of net service revenues, which is primarily attributable to the continued management of discretionary spending for travel, office expenses, telephone and training.

•

Increase in compensation and benefits cost of 0.4% of net service revenues, which was primarily attributable to an increase in stock-based compensation expense resulting primarily from an increase in the number of outstanding equity grants.

During fiscal 2011, our GS segment has been adversely impacted by the U.S. Congress’s inability to pass the 2011 U.S. federal budget and its continuing to operate under a series of seven continuing resolutions thereby continuing funding at or less than 2010 levels. We believe this has significantly delayed the contract procurement process and created uncertainty about the funding levels of various programs and agencies within the Federal Government. In addition, our GS reporting unit has been impacted by the Federal Government mandates to in-source certain positions that were previously occupied by contractors and the Federal Government’s seemingly anti-contractor sentiment. As a result, Kforce performed an interim goodwill impairment analysis as of the quarter ended June 30, 2011, which resulted in the fair value of the GS reporting unit exceeding the carrying amount by 3.4%. While there were no triggering events that occurred in the quarter ended September 30, 2011, a deterioration in the assumptions discussed in Note E, Goodwill and Other Intangible Assets, of the Notes to the Unaudited Condensed Consolidated Financial Statements in our Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on August 4, 2011 could result in a material impairment charge. As of both September 30, 2011 and December 31, 2010, goodwill allocated to the GS reporting unit was $102.6 million

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Increase (Decrease)	2010	2011	Increase (Decrease)	2010
Fixed asset depreciation	$959	(8.0)%	$1,042	$3,200	20.6%	$2,653
Capital lease asset depreciation	403	(8.2)	439	1,213	(11.3)	1,368
Capitalized software amortization	1,423	15.7	1,230	4,292	19.8	3,582
Intangible asset amortization	287	(45.3)	525	914	(47.7)	1,746

Total depreciation and amortization	$3,072	(5.1)%	$3,236	$9,619	2.9%	$9,349

The $0.5 million increase in fixed asset depreciation during the nine months ended September 30, 2011 compared to 2010 is a result of the acquisition of Kforce’s corporate headquarters in May 2010. The $0.2 million and $0.7 million increase in capitalized software amortization during the three and nine months ended September 30, 2011 compared to 2010, respectively, is a result of the significant technology investments made by Kforce in 2010. The $0.2 million and $0.8 million decrease in intangible asset amortization during the three and nine months ended September 30, 2011 compared to 2010, respectively, is the result of certain intangibles assets acquired in the 2008 acquisition of RDI Systems, Inc. becoming fully amortized.

Other Expense, Net. Other expense, net was $0.3 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $1.0 million for both the nine months ended September 30, 2011 and 2010. Other expense, net consisted primarily of interest expense related to outstanding borrowings under our Credit Facility and the Second Amended and Restated Credit Agreement, dated October 2, 2006 (which in September 2011 was amended and restated in the form of our current Credit Facility).

Income Tax Expense. Income tax expense as a percentage of income before taxes (our “effective rate”) for the nine months ended September 30, 2011 and 2010 was 37.5% and 38.2%, respectively. The decrease in Kforce’s effective rate for the nine months ended September 30, 2011 is primarily a result of an increase in forecasted pre-tax net income for 2011.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	Per Share	2010	Per Share	2011	Per Share	2010	Per Share
Net income	$8,446	$0.22	$6,444	$0.16	$20,071	$0.50	$14,296	$0.35
Depreciation and amortization	3,072	0.08	3,236	0.08	9,619	0.24	9,349	0.23
Amortization of RS and PARS	3,088	0.08	1,631	0.04	8,746	0.22	4,537	0.11
Interest expense and other	393	0.01	322	0.01	976	0.02	989	0.02
Income tax expense	5,085	0.13	4,077	0.10	12,037	0.30	8,847	0.22

Adjusted EBITDA	$20,084	$0.52	$15,710	$0.39	$51,449	$1.28	$38,018	$0.93

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. Kforce had $100.8 million and $64.9 million in working capital as of September 30, 2011 and December 31, 2010, respectively. Also, Kforce’s current ratio (current assets divided by current liabilities) was 2.0 and 1.6 as of September 30, 2011 and December 31, 2010, respectively.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30:

	2011	2010
Cash provided by (used in):
Operating activities	$13,920	$12,861
Investing activities	(6,746)	(32,093)
Financing activities	(7,204)	16,874

Decrease in cash and cash equivalents	$(30)	$(2,358)

Operating Activities

The significant variations in cash provided by (used in) operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the nine months ended September 30, 2011 and 2010 were $4.3 million and $34.6 million, respectively, which exclude equipment acquired under capital leases. The decrease in cash used for capital expenditures during the nine months ended September 30, 2011 as compared to 2010 was primarily the result of the acquisition of our corporate headquarters in the second quarter of 2010 for a total purchase price, including acquisition-related costs, of $28.9 million.

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

Financing Activities

During the nine months ended September 30, 2011, we repurchased 5.5 million shares of our common stock at a total cost of $56.4 million, of which $53.9 million had been settled with the designated repurchase agent as of September 30, 2011.

Credit Facility

On September 20, 2011, Kforce entered into the Credit Facility. The group of lenders under our Credit Facility includes Bank of America, N.A. and Merrill Lynch, Pierce, Fenner and Smith Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowings under the Credit Facility are limited to 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus 1.25% or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%; plus 0.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio in the event that the Firm is unable to maintain certain minimum availability under the Credit Facility of less than the greater of 10% of the amount of the commitment and $11,000. As of September 30, 2011, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of September 30, 2011, there was $59.4 million outstanding and $26.9 million available under the Credit Facility. During the three months ended September 30, 2011, maximum outstanding borrowings under the Credit Facility were $59.4 million. As of October 31, 2011, there was $57.4 million outstanding and $28.4 million available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At September 30, 2011, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.7 million and for facility lease deposits totaling $0.2 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2008, our Board of Directors had authorized $75.0 million of repurchases of our common stock. As of December 31, 2010, $68.9 million remained available for future repurchases. During the nine months ended September 30, 2011, Kforce repurchased approximately 5.6 million shares of common stock attributable to shares repurchased in the open market and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards and the exercise of stock options and SARs at a total cost of approximately $57.9 million. As of September 30, 2011, approximately $10.9 million remains available for future repurchases.

During October 2011, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $75.0 million (exclusive of any previously unused authorizations). As of November 1, 2011, approximately $84.2 million remained available for future repurchases.

Registration Statement on Form S-3

On March 18, 2009, Kforce filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity, debt and financial instruments for general corporate purposes which may include capital expenditures, the repayment or refinancing of debt, investments in our subsidiaries, working capital, or the financing of possible acquisitions or business opportunities. Such filings are referred to as “Shelf Registrations.” No issuance of securities has been made under this registration statement as of October 31, 2011. There is no assurance that the existence of the Shelf Registration will assist Kforce in registering its securities in connection with future efforts to raise capital or for other purposes. The Shelf Registration will expire in March 2012, and we expect to file a new Shelf Registration upon, or shortly following, this expiration.

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

As of September 30, 2011, we had $59.4 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.66% at September 30, 2011. A hypothetical 10% increase in interest rates in effect at September 30, 2011 would have the effect of increasing annualized interest expense on borrowings outstanding as of September 30, 2011 by $0.1 million.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

Otherwise, no new legal proceedings that are likely to have a material adverse impact on Kforce, and no material developments with respect to existing legal proceedings, occurred during the nine months ended September 30, 2011.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2010, as updated by those disclosed in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	802	$13.02	802	$53,980,637
August 1, 2011 to August 31, 2011	2,509,336	$8.95	2,509,336	$31,533,707
September 1, 2011 to September 30, 2011	2,104,590	$9.79	2,104,590	$10,930,592

Total	4,614,728	$9.33	4,614,728	$10,930,592

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Third Amended and Restated Credit Agreement, dated September 20, 2011, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto. (6)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL. (7)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed September 23, 2011.
(7)	The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: November 2, 2011	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2011	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)