Form 10-Q/A
period 2011-09-30
KFORCE INC
filed 2011-11-03
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Kforce Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2011 solely to submit Exhibit 101.1 in accordance with Rule 405 of Regulation S-T, which was inadvertently not filed on November 2, 2011 due to an error by our filing agent. Exhibit 101.1 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011. This Form 10-Q/A does not otherwise update or amend any financial information or any other exhibits as originally filed. Accordingly, this Form 10-Q/A should be read in conjunction with the original filing of our Quarterly Report for the period ended September 30, 2011, which was filed on November 2, 2011.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Third Amended and Restated Credit Agreement, dated September 20, 2011, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto. (6)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

101.1	Part I, Item 1 of the Form 10-Q formatted in XBRL. (8)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed September 23, 2011.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) for the quarter ended September 30, 2011.
(8)	The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

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

4