Form 10-K
period 2011-12-31
KFORCE INC
filed 2012-03-08
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was approximately $441,783,030. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 6, 2012, was 38,140,274.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held June 19, 2012 (“Proxy Statement”)	Part III

KFORCE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.

This report, particularly Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the economic environment, developments within the staffing sector including, but not limited to, the penetration rate and growth in temporary staffing, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

Company Overview

We are a national provider of professional and technical specialty staffing services and solutions and operate through our corporate headquarters in Tampa, Florida as well as our 62 field offices, which are located throughout the United States, and an office in Manila, Philippines. Kforce, a Florida corporation, was incorporated in 1994 but its predecessor companies, Source Services Corporation and Romac & Associates, Inc. have been providing staffing services since 1962. Kforce completed its Initial Public Offering in August 1995.

We provide our clients staffing services and solutions through five operating segments: Technology (“Tech”), Finance and Accounting (“FA”), Clinical Research (“KCR”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce organizes and manages its Tech and FA segments on a regional basis: Atlantic, North and West. Our Tech segment includes the results of Kforce Global Solutions, Inc. (“Global”), a wholly-owned subsidiary, which has an office in the Philippines. We believe this operational alignment supports a more customer-centric organization, leverages our best leaders, leverages client relationships across functional offerings, and streamlines the organization by placing senior management closer to the customer. Our KCR and HIM segments, which were aggregated in previous filings as Health and Life Sciences, are reported as separate operating segments for 2011 due to recent and then-projected economic dissimilarities including revenue and gross profit trends, operating environment, and business drivers. KCR, HIM and GS segments are organized and managed by specialty because of the unique operating characteristics of each business.

The following charts depict the percentage of our total revenues for each of our segments for the years ended December 31, 2011 and 2010:

Tech

We provide both temporary staffing and permanent placement services to our clients, focusing primarily on areas of information technology including, but not limited to, systems/applications programmers and developers, senior-level project managers, systems analysts, enterprise data management and e-business and networking technicians. The average bill rate for our Tech segment for 2011 was approximately $63.00 per hour. Our Tech segment provides service to clients in a variety of industries with a strong footprint in healthcare, financial services and government integrators. A recent report published by Staffing Industry Analysts (“SIA”) stated the ideal climate has been created for continued growth in the information technology staffing market resulting from a shortage of information technology workers with specialized skills and a demand for technical projects. The report anticipates that 2012 revenues generated from U.S. temporary staffing in the technology sector will surpass the prior peak set in 2000 during the height of the dot-com boom. The U.S. Bureau of Labor Statistics (“BLS”) lists computer systems design and related services among the fastest-growing industries reflecting the continuing demand for the high-level skills that are needed to keep up with changes in technology.

We believe this segment continues to benefit from our centralized and highly elastic National Recruiting Center (“NRC”) as well as our Strategic Accounts (“SA”) strategy, which we believe will also provide significant leverage in supporting future growth. Our Tech segment includes the results of Global, a wholly-owned subsidiary. Global provides information technology outsourcing solutions internationally through an office located in the Philippines. Our international operations comprised approximately 2% of net service revenues for the three years ended December 31, 2011.

FA

Our FA segment provides both temporary staffing and permanent placement services to our clients in areas such as: taxation, budget preparation and analysis, mortgage and loan processing, financial reporting, cost analysis, accounts payable, accounts receivable, professional administrative, credit and collections, general accounting, audit services, and systems and controls analysis and documentation to support compliance work under Section 404 of the Sarbanes-Oxley Act of 2002. Our FA segment provides service to clients in a variety of industries with a strong footprint in financial services and government integrators. The average bill rate for our FA segment for 2011 was approximately $34.00 per hour.

We believe this segment continues to benefit significantly from our centralized and highly flexible NRC as well as our Strategic Accounts strategy, which we believe will also provide significant leverage in supporting future growth.

KCR

Our KCR segment is engaged in the business of providing functional outsourcing solutions for clinical research site monitoring as well as contingent contract staffing and permanent placement of clinical research personnel to pharmaceutical and biotechnology companies. Our KCR segment is also characterized by contracts and relationships that are typically longer term in nature as compared to our Tech and FA segments. A substantial portion of the sales, account management and recruiting functions for the KCR segment is provided out of our corporate headquarters. Over the last few years we have seen a trend, among larger pharmaceutical companies, to achieve greater efficiency and effectiveness through functional outsourcing to large, global clinical research organizations (CROs), which allows larger pharmaceutical companies to reduce the number of facilities and streamline vendor management efforts. Consistent with the recent consolidation that has occurred within the pharmaceutical sector, a material portion of revenues within KCR is concentrated in a relatively small number of clients. For the year ended December 31, 2011, the single largest client within the KCR segment comprised 50.5% of this segment’s total revenues while representing 4.8% of total Kforce revenues. This client has informed us that it intends to migrate substantially all of the services performed by KCR to other vendors. This migration could be complete as early as December 2012. We are currently reassessing KCR’s competitive position and, given the changing landscape in the pharmaceutical industry, we are exploring all strategic alternatives for our KCR business, including, without limitation, a possible sale, possible joint ventures to enable us to provide international services, possible acquisitions and the possibility of continuing to operate our KCR business on its present course while we observe and react to industry developments.

HIM

Our HIM segment provides both temporary staffing and permanent placements services to our clients which primarily consist of acute care facilities, physician clinics, software providers and insurance companies. Our HIM professionals provide services in areas such as: medical coding, the revenue life cycle and health information technology. According to SIA, a surge in health information technology and medical coding will continue through 2012 given requirements and deadlines for the International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”) conversion and electronic health record implementation, which should sustain a strong market opportunity. On February 16, 2012, the Department of Health and Human Services (“DHHS”) announced that the Federal Government will delay the required implementation date for the ICD-10 diagnostic and procedural coding system for an unspecified period of time. An announcement from the DHHS as to a new implementation date is pending. As with KCR, a substantial portion of the sales, account management and recruiting functions for the HIM segment is provided out of our corporate headquarters.

GS

The Federal Government is one of the largest consumers of information technology, spending approximately $79 billion in 2011 and budgeted to spend approximately $81 billion in 2012. Our GS segment provides Tech and FA professionals to the Federal Government, primarily as a prime contractor. GS also serves as a subcontractor to prime contractors, and we believe that our ability to source professional candidates for assignments, in combination with our prime contractor relationships, will allow us to pursue additional opportunities in this sector. GS offers integrated business solutions to its customers in areas such as: information technology, data and knowledge management, research and development, financial management and accounting, among other areas. Substantially all GS services are supplied to the Federal Government through field offices located in the Washington, D.C. and San Antonio, Texas areas. In 2011, GS began to offer its business solutions to the commercial sector in an effort to leverage existing skill sets within GS, thereby, diversifying its revenue stream. We believe the additional focus on the commercial sector will provide GS with the ability to better manage its risk and promote long-term growth of revenues.

Types of Staffing Services

Kforce’s staffing services consist of temporary staffing services (“Flex”) and permanent placement services (“Search”). For the three years ended December 31, 2011, Search represented 4.0%, 4.0% and 3.1% of total Kforce revenue, respectively.

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

Search

The Search business is a significantly smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical structure for search fees is based upon a percentage of the placed individual’s annual compensation in their first year of employment, which is known at the time of placement. We recruit permanent employees from our Flex consultant population, from the job boards, from our associates’ networks, social media networks and from passive candidates we identify who are currently employed and not actively seeking another position. Also, there are occasions where consultants are initially assigned to a client on a Flex basis and later are converted to a permanent placement, for which we also receive a Search fee (referred to as “conversion revenue”). We target clients and recruits for both Flex and Search services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

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

Business Strategy

The key elements of our business strategy include the following:

Retain our Great People. A significant focus of Kforce is on the retention of our tenured and top performing associates. We ended fiscal 2011 with a highly tenured management team and field sales team, which we believe will continue to enhance our ability to achieve future profitable growth.

Continue to Develop and Optimize our NRC. We believe our centralized NRC offers us a competitive advantage and that the NRC is particularly effective at increasing the quality and speed of delivery services to our clients, specifically Strategic Accounts as well as other demands for high volume staffing. The NRC identifies and interviews active candidates from nationally contracted job boards, Kforce.com, as well as other sources, then forwards qualified candidates to Kforce field offices to be matched to available positions. The NRC primarily supports our Tech and FA segments but is also expanding its support of our KCR, HIM and GS segments. Due to the significant demand for its resources, the optimization of the NRC in 2011 was a significant priority for the Firm, specifically its contribution to total Firm revenues through an intense focus on job order prioritization. A continuing focus will be on retention, training, ramping and development, which we expect will: (i) significantly enhance the performance of the NRC in meeting demand through additional contribution; (ii) enhance our efforts to support future growth and (iii) expand the NRC as our revenues increase.

Focus on our Strategic Accounts. A focus of Kforce is in cultivating relationships with large clients, both in terms of annual revenues and geographic dispersion. For each of our Strategic Accounts, Kforce assigns a Strategic Account Executive who is responsible for managing all aspects of our client relationship.

Optimization of Flex Margins. As a result of the increases in statutory payroll taxes in recent years, particularly the Federal Unemployment Tax Act (“FUTA”) and the State Unemployment Tax Act (“SUTA”), we face increased challenges to maintain margins for consultants on assignment with both new and existing customers. We intend to address these challenges through the implementation of select bill rate increases as well as close management of consultant pay rates.

Encourage Employee Achievement. We focus on promoting and maintaining a quality-focused, results-oriented culture. Our field associates and corporate personnel are given incentives (which include competitions with significant prizes, incentive trips and internal recognition, in addition to bonuses) to encourage achievement of Kforce’s corporate goals and high levels of service. During 2010, we implemented and went live with a business intelligence tool referred to as AMP!, which is an acronym for Actions Maximizing Performance, and expanded the platform in 2011 to include functionality for the NRC and SA teams. This metrics-based system has provided, and we expect will continue to provide, associates with current and historical performance measures relative to their Kforce peers, which we believe fuels healthy competition and assists associates in reaching their highest performance levels.

Focus on Value-Added Services. We focus on providing specialty staffing services and solutions to our clients. The placement of highly skilled personnel requires operational and technical skill to effectively recruit and evaluate personnel, match them to client needs, and manage the resulting relationships. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, consultants and the Firm. We concentrate resources among Tech, FA, KCR, HIM and GS to the areas of highest anticipated demand to adapt to the ever-changing landscape within the staffing industry. We believe our historical focus in these markets, combined with our staff’s operating expertise, provides us with a competitive advantage.

Build Long-Term, Consultative Relationships. We believe we have developed long-term relationships with our clients by repeatedly providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to understand their needs and maximize their return on human assets. In addition, Kforce’s ability to offer flexible staffing services, coupled with our permanent placement capability, offers the client a broad spectrum of specialty staffing services. We believe this ability enables Kforce to emphasize consultative rather than just transactional client relationships, and therefore facilitates the expansion of our share of our clients’ staffing needs.

Achieve Extensive Client Penetration. Our client development process focuses on contacts with client employees responsible for staffing decisions. Contacts are made within functional departments and at different organizational levels within our client companies. Our associates are trained to develop a thorough understanding of each client’s total staffing requirements with a view to expand our share of our clients’ staffing needs.

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

Leveraged Infrastructure. A significant focus for Kforce is the continuous advancement of its front-end and back office technology infrastructure to improve efficiency and maintain a leveraged platform. We believe our continuous enhancement of our back office system software provides a competitive advantage through the enhancement of the efficiency and performance of our sales and delivery functions. We continue to focus on the continual improvement of our front-end systems and our back office systems, including our time collection and billing systems.

Industry Overview

We serve Fortune 1000 companies, the Federal Government, state and local governments, local and regional companies, and small to mid-sized companies. Our 10 largest clients represented 24.9% of revenues and no single customer accounted for more than 4.8% of revenues for the year ended December 31, 2011. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. We believe Kforce is one of the 10 largest publicly-traded specialty staffing firms in the United States. According to a recent report by SIA, 98 companies reported at least $100 million in U.S. staffing revenues in 2010. Competition in a particular market can come from many different companies, both large and small. We believe, however, that our geographic presence, diversified service offerings, centralized NRC, SA team, focus on consistent service and delivery and effective job order prioritization, all provide a competitive advantage, particularly with clients that have operations in multiple geographic markets. In addition, we believe that our diversified portfolio of service offerings is primarily concentrated in areas with significant growth opportunities in both the short and long term.

Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for substantial additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. We also believe that Flex demand generally increases before demand for permanent placements increases given that companies tend to prefer a flexible staffing model in the early stages of an economic recovery to ensure its sustainability. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which increased in 2011. The penetration rate (the percentage of temporary staffing to total employment), increased slightly in 2011 after growing significantly in 2010. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 8.5% as of December 2011, non-farm payroll expanded by 200,000 jobs in December 2011. Additionally, non-farm payroll growth remained positive for 15 consecutive months through December 2011. If the penetration rate of temporary staffing experiences growth in the coming years, which is anticipated by some economists and analysts, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains cautiously optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

According to an industry report, the United States temporary staffing industry generated estimated revenues of $94.5 billion in 2008, $71.2 billion in 2009 and $80.0 billion in 2010; with projected revenues of $87.8 billion in 2011 and $93.8 billion in 2012. Of course, no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

Although the results of operations in the GS segment were anticipated to have better long-term growth stability during variable economic cycles, we believe our GS segment was significantly impacted in 2011 by the political landscape, including the U.S. Congress’s inability to pass the 2011 U.S. federal budget and its continuing to operate under a series of seven continuing resolutions thereby continuing funding at or less than 75% of 2010 levels, and the macro-economic environment. The GS segment has been adversely impacted by delays in the timing of project awards, uncertainty about the funding levels of various programs and agencies within the Federal Government. Additionally, the Continuing Resolution Authority (“CRA”) for the Federal Government’s budget limits government agencies, unless specifically authorized otherwise in the CRA, to only spend up to 75% of the Federal Government’s previous fiscal year budget. Further impacting 2011, modifications to the Federal Acquisition Reform Act of 1996 redirected funds to small business set-asides away from larger prime contractors and emphasized a lower-cost strategy as compared to a best-value approach. The U.S. Congress’s inability to pass the 2011 U.S. federal budget and its continuing to operate under a series of seven CRAs thereby continuing funding at or less than 75% of 2010 levels may negatively impact the GS segment’s 2012 performance. Despite the near-term challenges, however, we remain optimistic concerning the GS segment’s long-term prospects.

Technology

A significant focus for Kforce is the continuous advancement of its front-end and back office technology infrastructure to improve efficiency and maintain a leveraged platform. We believe our continuous enhancement of our back office system software provides a competitive advantage through the enhancement of the efficiency and performance of our sales and delivery functions. We continue to focus on the continual improvement of our front-end systems and our back office systems, including our time collection and billing systems. The more significant investments in 2011 were as follows:

•

Clinical Monitoring Management (“CMM/KIX”) – this front-end custom tool provides rules-based capacity forecasting, workforce management, time & expense entry, and quality oversight for both our customers and consultants. We believe it will help to define the future of site management/monitoring and enhance our reporting capabilities for more effective productivity tracking.

•

Incentive Compensation Enterprise (“ICE”) – we believe that this compensation management software, which went live in January 2011, will efficiently manage the processes around all variable compensation within the Firm. We believe that this software will also provide the appropriate visibility to management to manage the performance of our associates and help to ensure that Kforce’s pay-for-performance philosophy is adhered to.

We expect to continue to invest in our infrastructure, as we believe it will provide for a sufficient return on capital and support the future growth in our business.

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

Regulatory Environment

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its flexible staff; (ii) registration, licensing, recordkeeping and reporting requirements and (iii) substantive limitations on their operations. Staffing firms are governed by laws regulating the employer/employee relationship such as wage and hour regulations, tax withholding and reporting, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations.

In addition, the services provided by our KCR segment involve participation in clinical trials of pharmaceutical compounds using human subjects. This is a highly regulated field subject to oversight and inspection by the U.S. Food and Drug Administration.

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

In addition, many companies utilize Vendor Management Systems (“VMS”) for the purchase of staffing services. Generally, VMS are systems that allow companies to manage service providers. Industry data shows that larger, more sophisticated companies are more likely to add VMS. VMS usage is projected to increase to 83% in 2012 up from 75% in 2011 and 80% in 2010. Typically, VMS providers charge staffing firms administrative fees of 1% to 3% of total service revenues, and these fees are usually recorded by staffing firms as a cost of services, thereby compressing their profit margins. While Kforce does not currently provide VMS directly to its clients, our strategy has been and is expected to continue to be to work with VMS providers to enable us to extend our Flex staffing services to the widest customer base possible within the sectors we serve.

In the United States, there are 98 staffing firms with more than $100 million in U.S. staffing revenues in operation and thousands of smaller organizations compete to varying degrees at local levels according to an SIA report. Several similar companies – global, national, and local – compete in foreign markets. Our peer group for 2011, which is composed of some of our largest competitors, included: AMN Healthcare Services, CDI Corporation, Ciber, Inc., Kelly Services Inc., On Assignment Inc., Resources Connection, Inc., Robert Half International Inc., SFN Group, Inc. (which was acquired in September 2011 by Ranstad Holding nv.), and Volt Information Sciences Inc.

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

Seasonality of Operating Results

Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. The majority of our operating segments, especially KCR, HIM and GS, are significantly impacted by the increase in the number of holidays and vacation days taken during the fourth quarter of the calendar year. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year, as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each year.

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

Financial Information about Foreign and Domestic Operations

Substantially all of Kforce’s revenues are derived from domestic operations with customers located in the United States and substantially all long-lived assets are located in the United States for the three years ended December 31, 2011. One of our subsidiaries, Global, provides outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for the three years ended December 31, 2011.

Financial Information about Business Segments

We provide our clients staffing services and solutions through five operating segments: Tech, FA, KCR, HIM and GS. For segment financial data see Note 14 – “Reportable Segments” to the Consolidated Financial Statements.

Operating Employees and Personnel

As of December 31, 2011, Kforce employed approximately 2,200 associates and had approximately 11,100 consultants on assignment (“Flexible Consultants”) providing flexible staffing services and solutions to our clients. Approximately 90% of the Flexible Consultants are employed directly by Kforce (“Flexible Employees”); the balance consists of individuals who are employed by other entities (“Independent Contractors”) that provide their employees as subcontractors to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

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

Kforce employs people internally and in the workplaces of other businesses. Many of these individuals have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, funds, or other property; discrimination and harassment claims; employment of illegal aliens; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, payment by Kforce of monetary damages or fines, or other material adverse effects on our business. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked. In addition, there appears to be a heightened state and federal scrutiny of independent contractor relationships, which could adversely affect us given that we utilize a significant number of independent contractors to perform our services. An adverse determination of the independent contractor status of these firms could result in a substantial tax or other liabilities.

A continued trend by large pharmaceutical companies towards functional outsourcing to large, global clinical research organizations (CROs) could have a material adverse effect on the operations of KCR and Kforce.

Over the last few years we have seen a trend, among larger pharmaceutical companies, to achieve greater efficiency and effectiveness through functional outsourcing to large, global clinical research organizations (CROs) with international capabilities. KCR’s operations are substantially limited to North America, creating the risk of clients selecting other globally capable organizations for their future needs. This trend could have a material adverse effect on the operations of KCR and Kforce.

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

In the ordinary course of our business, we collect and retain personal information of our associates and flexible employees and their dependants including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We also have access to, receive and use personal health information of patients and drug trial subjects in the ordinary course of our KCR and HIM businesses. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.

The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Kforce may be adversely affected by immigration restrictions.

Tech business utilizes a significant number of foreign nationals employed by the company on work visas, primarily under the H-1B visa classification. The H-1B visa classification enables U.S. employers to hire qualified foreign nationals in positions that require at least a bachelor’s degree or its equivalent in the U.S. Immigration laws and regulations are subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. In 2009, the United States Citizenship and Immigration Service (“USCIS”) significantly increased its scrutiny of companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s subcontractors. On January 8, 2010, the USCIS issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State, which have recently increased enforcement activities in the program. The scope and impact of these changes on the staffing industry and Kforce remains unclear; however a narrow interpretation and vigorous enforcement could adversely affect our ability to obtain foreign national labor and/or renew existing foreign national consultants on assignment, and could subject us to fines, penalties and sanctions. There can be no assurance that we will be able to keep or replace all foreign nationals currently on assignment, or continue to hire foreign national talent at the same rates as in the past.

Kforce may not be able to maintain sufficient cash flow or borrowing capacity to support operations.

On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement with a syndicate led by Bank of America, N.A. (the “Credit Facility”). The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. Kforce had availability under the Credit Facility of $35.9 million as of December 31, 2011; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce may fail the minimum fixed charge coverage ratio, which would constitute an event of default.

At no time during the existence of the Credit Facility, or any of its predecessors (i.e., the Credit Agreement, the First Amended and Restated Credit Agreement and the Second Amended and Restated Credit Agreement) have we failed to meet the minimum availability and fixed charge coverage ratio requirements. If we did not comply with these financial covenants, such a breach of the Credit Facility could adversely affect our liquidity and financial condition and could result, among other things, in the acceleration of all amounts borrowed under the Credit Facility. See the “Liquidity and Capital Resources” portion of the MD&A in this annual report.

The financial markets may experience significant turmoil, which may negatively impact our liquidity and our ability to obtain financing.

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on any of the amounts available under our Credit Facility, or a substantial portion thereof.

Kforce’s temporary staffing business could be adversely impacted by the health care reform.

The Health Care and Education Reconciliation Act of 2010 that was signed into law in March 2010 could have a material adverse effect on Kforce by increasing the cost of providing temporary staffing services. If such an increase occurs, we could experience a reduction in our Flex gross profit if there is a delay in or inability to increase bill rates charged to our customers.

We are exposed to intangible asset risk which could result in future impairment.

A significant and sustained decline in our stock price and market capitalization, a significant decline in our (or in one or more of our reporting units) expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in the need to perform an impairment analysis in future periods. If we were to conclude that a future write down of our goodwill or other intangible assets is necessary it could result in material charges that are adverse to our operating results and financial position. See Note 5 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further details.

Significant legal actions could subject Kforce to substantial uninsured liabilities.

Professional service providers are subject to legal actions alleging malpractice, breach of contract and other legal theories. These actions may involve large claims and significant defense costs. We may also be subject to claims alleging violations of federal or state labor laws. In addition, we may be subject to claims related to torts, intentional acts, or crimes committed by our full-time employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure of any of our employees or personnel to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.

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

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant payment functions. Kforce’s information systems are vulnerable to natural disasters (we are headquartered and our leased data center are located in a hurricane-prone area), fire or casualty theft, technical failures, terrorist acts, power loss, telecommunications failures, physical or software intrusions, computer viruses, and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could prove difficult or impossible, causing a material adverse effect on our business. In addition, we depend on third-party vendors for certain functions (including the operations of our leased data center), whose future performance and reliability we cannot warrant.

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

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Kforce have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

Any failure by our KCR business to comply with certain regulations, policies and procedures specific to that business could harm our operating results and/or reputation.

The services provided by our KCR business involve participation in clinical trials of pharmaceutical compounds using human subjects. This is a highly regulated field subject to oversight and inspection by the U.S. Food and Drug Administration (“FDA”). Any failure on our part to comply with the regulations, policies, or procedures established for a trial, or to comply with good clinical research practices, could result in the termination of the trial or the disqualification of data for submission to the FDA. This could subject us to regulatory sanctions and penalties, create substantial contractual or other legal liability to our client(s), harm our reputation, harm our ability to win or participate in future business, and harm our operating results

Our business is dependent upon maintaining our reputation, our relationships, and our performance.

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

Because long-term contracts are not a significant part of our business, other than in our KCR, HIM and GS segments, future financial results cannot be reliably predicted by considering past trends or extrapolating past results. Further, our reliance on short-term contracts exerts continued pressure on us when we try to renew contracts with existing clients who may seek better terms upon renewal.

Our “offshore” outsourcing solutions are limited.

Many staffing customers are now seeking an offshore solution to support their technology and business process function and, as a result, a significant amount of technology and financial staffing may be replaced by offshore resources. We provide a limited technology staffing solution through one office in the Philippines to certain clients. There can be no assurance that we will be able to compete successfully against other offshore solution providers or that we will not lose significant market share and revenue.

We do not provide a VMS solution.

Many staffing customers are seeking to consolidate their use of staffing and solutions services through the use of a VMS solution. Kforce provides consultants to these clients through other staffing companies who utilize a VMS solution, but we do not currently provide this service directly to our clients. There can be no assurance that we can continue to effectively compete with those companies that provide a VMS solution. If we must provide a VMS solution, we could incur significant costs.

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

Kforce depends upon the abilities of its staff to attract and retain personnel, particularly technical, professional, and cleared government services personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect significant competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business

Kforce may face significant risk arising from acquisitions.

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

KGS is operating under an Administrative Agreement with the United States Department of Interior (“DOI”), which imposes significant training requirements, oversight and controls on KGS throughout the term which is currently scheduled to end on December 29, 2012. The failure of KGS to comply with the Administrative Agreement during this period could have a material adverse impact on KGS and Kforce, including suspension and debarment from doing business with the Federal Government. As a result of a self-reported billing issue with another Federal agency, we are presently in discussions with the DOI to extend the Administrative Agreement up to a year and to add additional components to KGS’ compliance program.

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

Federal agencies can audit and review our performance on contracts, pricing practices, cost structure, incurred cost submissions and compliance with applicable laws, regulations, and standards. An audit of our work, including an audit of work performed by companies Kforce has acquired or may acquire, or subcontractors we have hired or may hire, could force us to refund previously recognized revenues.

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

The failure by Congress to approve budgets on a timely basis for the federal agencies we support could delay, reduce or stop federal spending and cause us to lose revenue.

On an annual basis, Congress must approve and the President must sign the appropriation bills that govern spending by each of the federal agencies we support. If Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, there may be delays, reductions or cessations of funding for our services and solutions.

Changes in the spending policies or budget priorities of the Federal Government could cause us to lose revenue.

Changes in Federal Government fiscal or spending policies could materially adversely affect our government agency business. For example, the U.S. Congress’s inability to pass the 2011 U.S. federal budget and its continuing to operate under a series of seven CRAs thereby continuing funding at or less than 75% of 2010 levels have delayed the timing of project awards, increased the uncertainty about the funding levels of various programs and agencies within the Federal Government and a resulted in the continued trend by the Federal Government to in-source certain functions. This trend has adversely affected our business and it could further adversely affect our business if it continues.

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

There is often intense competition to win federal agency contracts. Even when a contract is awarded to us, competitors frequently protest such awards. If we are unable to successfully compete for new business or win competitions to maintain existing business, our operations could be materially adversely affected. Many of our competitors are larger and have greater resources, larger client bases, and greater brand recognition than we do. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide.

Loss of our General Services Administration (“GSA”) Schedules or other contracting vehicles could impair our ability to win new business.

GSA Schedules constitute a significant percentage of revenues from our federal agency clients. If we were to lose one or more of these Schedules or other contracting vehicles, we could lose revenues and our operating results could be materially adversely affected. These Schedules or contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

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

Like all government contractors, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by our employees could include intentional failures to comply with Federal Government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could materially adversely affect our business.

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

On May 27, 2010, we acquired our corporate headquarters in Tampa, Florida, which we previously had leased and which is approximately 128,000 square feet of space, for a purchase price of $28.5 million. Leases for our field offices, which are located throughout the U.S., range from three to five-year terms although there are a few month-to-month arrangements and one 10-year lease term. We also lease an office in Manila, Philippines, which is approximately 17,000 square feet of space.

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

On June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against a class of individuals because of their age by harassing and terminating them and discriminated against another class of individuals because of their age by denying them employment, in violation of the Age Discrimination in Employment Act of 1967. Kforce believes it has meritorious defenses to the EEOC’s allegations. The EEOC has invited Kforce to participate in conciliation efforts, and Kforce has accepted the invitation. At this stage of the matter, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been provided in the accompanying Consolidated Financial Statements.

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

We are not aware of any pending legal proceedings that are likely to have a material adverse impact on Kforce.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2011
High	$19.23	$18.56	$15.04	$14.11
Low	$15.86	$12.14	$8.12	$9.42
2010
High	$16.04	$16.25	$14.51	$17.10
Low	$12.32	$11.92	$9.80	$13.04

From January 1, 2012 through March 6, 2012, the high and low intra-day sales price of our common stock was $14.56 and $12.01, respectively. On March 6, 2012, the last reported sale price of our common stock on the NASDAQ Global Select Market was $14.03 per share.

Holders of Common Stock

On March 6, 2012, there were approximately 196 holders of record.

Dividends

Since the initial public offering in 1995, Kforce has not paid any cash dividends on its common stock and has no current intention to do so. Kforce is not restricted under its Credit Facility from paying dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3) (4)
Equity compensation plans approved by shareholders
Kforce Inc. 2006 Stock Incentive Plan	97,768	$12.05	404,010
Kforce Inc. 2009 Employee Stock Purchase Plan	N/A	N/A	2,944,122

Total	97,768	$12.05	3,348,132

(1)	In addition to the number of securities listed in this column, 3,333,647 shares of performance-accelerated restricted stock and restricted stock granted under the Kforce Inc. 2006 Stock Incentive Plan have been issued and are unvested as of December 31, 2011.
(2)	The weighted-average exercise price excludes unvested performance accelerated restricted stock and restricted stock because there is no exercise price associated with these equity awards.
(3)	All of the shares of common stock that remain available for future issuance under the Kforce Inc. 2006 Stock Incentive Plan may be issued in connection with options, warrants, rights and restricted stock awards. Each future grant of options or stock appreciation rights shall reduce the available shares under the Kforce Inc. 2006 Stock Incentive Plan by an equal amount while each future grant of restricted stock shall reduce the available shares by 1.58 shares for each share awarded. In order to maximize our share reserves, the prevailing practice over the last few years has been for Kforce to issue full value awards as opposed to options and stock appreciation rights. In February 2012, Kforce employees forfeited 392,740 full value awards upon the certification of the 2011 performance measures by the Compensation Committee. The forfeitures increased the number of securities available for future issuance to 620,529.
(4)	As of December 31, 2011, there were options outstanding under the Kforce Inc. 2009 Employee Stock Purchase Plan (“2009 ESPP”) to purchase 14,135 shares of common stock at a discounted purchase price of $11.71.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2011 to October 31, 2011	172,126	$9.84	172,126	$84,237,130
November 1, 2011 to November 30, 2011	—	$—	—	$84,237,130
December 1, 2011 to December 31, 2011	—	$—	—	$84,237,130

Total	172,126	$9.84	172,126	$84,237,130

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market.
(2)	During October 2011, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $75.0 million (exclusive of any previously unused authorizations).

Item 6.	Selected Financial Data.

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2011	2010	2009	2008 (1)	2007
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$1,110,919	$990,807	$910,136	$997,017	$972,781
Gross profit	346,303	312,414	285,979	344,651	352,023
Selling, general and administrative expenses	288,981	265,183	251,268	415,884	272,335
Depreciation and amortization	12,694	12,611	11,673	13,824	14,487
Other expense, net	1,317	1,296	1,145	2,136	4,422
Income (loss) from continuing operations, before income taxes	43,311	33,324	21,893	(87,193)	60,779
Provision for income taxes	16,155	12,690	9,020	1,928	23,856
Income (loss) from continuing operations	27,156	20,634	12,873	(89,121)	36,923
Income from discontinued operations, net of income taxes	—	—	—	5,013	3,444
Net income (loss)	$27,156	$20,634	$12,873	$(84,108)	$40,367
Earnings (loss) per share – basic, continuing operations	$0.72	$0.52	$0.33	$(2.26)	$0.90
Earnings (loss) per share – diluted, continuing operations	$0.70	$0.51	$0.33	$(2.26)	$0.87
Earnings (loss) per share – basic	$0.72	$0.52	$0.33	$(2.13)	$0.98
Earnings (loss) per share – diluted	$0.70	$0.51	$0.33	$(2.13)	$0.95
Weighted average shares outstanding – basic	37,835	39,480	38,485	39,471	41,308
Weighted average shares outstanding – diluted	38,831	40,503	39,330	39,471	42,294

	As of December 31,
	2011	2010	2009	2008 (1)	2007
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Working capital	$103,075	$64,878	$57,924	$60,302	$95,348
Total assets	$409,672	$391,044	$339,825	$350,815	$476,136
Total outstanding borrowings – Credit Facility	$49,526	$10,825	$3,000	$38,022	$50,330
Total long-term liabilities	$93,393	$36,904	$33,887	$59,528	$78,102
Stockholders’ equity	$233,115	$253,817	$226,725	$205,843	$312,468

(1)        Kforce recognized a goodwill and intangible asset impairment charge of $129.4 million during 2008. The tax benefit associated with this impairment charge was $14.2 million, resulting in an after-tax impairment charge of $115.2 million.

The acquisition of dNovus was made during the three months ended December 31, 2008. The results of operations for this acquisition have been included in our Consolidated Financial Statements since the acquisition date. During the three months ended June 30, 2008, Kforce sold its Scientific and per-diem Nursing business and completed efforts to wind down the remaining operations of its non per-diem Nursing business. As a result, the results of operations of Scientific and Nursing have been presented as discontinued operations for the years ended December 31, 2008 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce, our operations, and our present business environment. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report as well as Item 1. Business of this report for an overview of our operations and business environment.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for 2011.

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

•

Results of Operations – an analysis of Kforce’s consolidated results of operations for the three years presented in its Consolidated Financial Statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•

Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and contractual obligations and commitments and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important 2011 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the Consolidated Financial Statements and notes thereto. We believe such highlights are as follows:

•

Net service revenues increased 12.1% to $1,111.0 million in 2011 from $990.8 million in 2010. Net service revenues increased 15.9% for Tech, 17.3% for FA, 1.9% for KCR and 19.0% for HIM and decreased 10.4% for GS.

•	Flex revenues increased 12.1% to $1,066.4 million in 2011 from $951.4 million in 2010.

•	Search revenues increased 13.1% to $44.5 million in 2011 from $39.4 million in 2010.

•

Flex gross profit margin decreased 40 basis points to 28.3% in 2011 from 28.7% in 2010 primarily as a result of the increase in statutory payroll costs, particularly relating to unemployment taxes, which was partially offset by an increase in the spread between our bill and pay rates. Flex gross profit margin increased 170 basis points for HIM and decreased 30 basis points for Tech, 60 basis points for FA, 60 basis points for KCR and 150 basis points for GS.

•	SG&A as a percentage of revenues for the year ended December 31, 2011 was 26.0% compared to 26.8% in 2010.

•	Net income increased 31.6% to $27.2 million in 2011 from $20.6 million in 2010.

•

The total amount outstanding under the Credit Facility, which was amended and restated in September 2011, increased $38.7 million to $49.5 million as of December 31, 2011 from $10.8 million as of December 31, 2010, which was primarily related to the repurchase of common stock in the open market.

•	During 2011, Kforce repurchased 5.7 million shares of common stock in the open market at a total cost of approximately $58.1 million.

•	Diluted earnings per share increased 37.3% to $0.70 per share in 2011 from $0.51 per share in 2010.

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

Kforce estimates its reserve for future revenue adjustments (e.g. bill rate adjustments, time card adjustments, early pay discounts) based on our historical experience.

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts, fallouts and other accounts receivable reserves. As of December 31, 2011 and 2010, the allowance was 1.4% and 2.6% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved at December 31, 2011, would have impacted our net income for 2011 by less than $0.1 million.

Although we do not believe that there is a reasonable likelihood that there will be a material change in the actual occurrence of fallouts, a 10% difference in our actual fallout experience reserved at December 31, 2011, would have impacted our net income for 2011 by less than $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually or more frequently whenever events and circumstances indicate that the carrying value of the goodwill may not be recoverable. See Note 5 - “Goodwill and Other Intangible Assets” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the valuation methodology employed.

We completed our annual assessment of goodwill impairment as of December 31, 2011 using the methodology described therein and determined there was no impairment.

The carrying value of goodwill as of December 31, 2011 by reporting unit was $17.0 million, $8.0 million, $5.5 million, $4.9 million and $102.6 million for the Tech, FA, KCR, HIM and GS, respectively.

We determine the fair value of our reporting units using widely accepted valuation techniques, including discounted cash flow, market multiple analyses and market transactions analyses. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (i) an appropriate rate to discount the expected future cash flows, (ii) the inherent risk in achieving forecasted operating results, (iii) long-term growth rates, (iv) expectations for future economic cycles, (v) market comparable companies and appropriate adjustments thereto and (vi) market multiples.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

Impairment was not indicated for any of our reporting units based on the results of the first step of the goodwill impairment assessment as of December 31, 2011. The fair value for Tech, FA, KCR, HIM and GS reporting units exceeded their carrying values by 52%, 81%, 68%, 60% and 9%, respectively.

As a result of the 9% gap between the fair value and carrying value of our GS reporting unit, we performed a sensitivity analysis by independently modifying the discount rate, weighting of the income and market approaches, long-term growth rate and forecasted operating results. A deterioration in the assumptions noted above could indicate impairment. However, we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill and other intangible assets.

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

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2011 were $3.5 million and $1.5 million, respectively.

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

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2011 would have impacted our net income for 2011 by approximately $0.5 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Stock-Based Compensation

We have stock-based compensation plans, which includes options, stock appreciation rights and unvested share awards and an employee stock purchase plan. See Note 1 - “Summary of Significant Accounting Policies,” Note 10 - “Employee Benefit Plans,” and Note 12 - “Stock Incentive Plans” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of our stock-based compensation programs.

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

A 10% change in our stock-based compensation expense would have impacted our net income for 2011 by approximately $1.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plan – U.S.

We have a defined benefit pension plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”) and a defined benefit postretirement health plan, the Supplemental Executive Retirement Health Plan (“SERHP”). See Note 10 - “Employee Benefit Plans” to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the terms of these plans.	When estimating the obligation for our pension and postretirement benefit plans, management is required to make certain assumptions and to apply judgment with respect to determining an appropriate discount rate, bonus percentage assumptions, expected healthcare cost trends, applicability of healthcare regulations and expected future compensation increases for the participants in the plans, as they apply to our plans.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our obligation. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP and SERHP during 2011 would have had an insignificant impact on our net income for 2011.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions

Accounting for Income Taxes

See Note 3 - “Income Taxes” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the components of Kforce’s income tax expense as well as the temporary differences that exist as of December 31, 2011.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.

Kforce is also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates all positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all of some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Kforce recorded a valuation allowance of $0.1 million as of December 31, 2011 related primarily to state net operating losses.

A 0.50% change in our effective income tax rate from continuing operations would have impacted our net income for 2011 by approximately $0.2 million.

NEW ACCOUNTING STANDARDS

In September 2011, the FASB issued guidance which provides entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. This guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements.

In December 2011, the FASB issued authoritative guidance regarding the presentation of netting assets and liabilities as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements.

RESULTS OF OPERATIONS

Net service revenues for the years ended December 31, 2011 and 2010 were $1,111.0 million and $990.8 million, respectively, which represents an increase of 12.1%. The increase was primarily due to our Tech (which represents 56.2% of our total net service revenues) and FA segments (which represents 19.8% of our net service revenues), which had year-over-year increases in net service revenues of 15.9% and 17.3%, respectively. In addition, net service revenues for HIM and KCR increased 19.0% and 1.9%, respectively. Our GS segment experienced a 10.4% decline in net service revenues over the comparable period in 2010. The results of operations for our GS segment for 2011 were adversely impacted by the U.S. Congress’s inability to pass the 2011 U.S. federal budget and continues to be adversely impacted by the U.S. Congress’s continuing to operate under a series of seven CRAs, which thereby continue funding at or less than 2010 levels. We believe this has significantly delayed the contract procurement process and created uncertainty about the funding levels of various programs and agencies within the Federal Government. In addition, our GS segment has been adversely impacted over the last few years by Federal Government mandates to in-source certain positions that were previously occupied by contractors. Search revenues increased 13.1% for 2011 compared to 2010.

Flex gross profit margins decreased 40 basis points to 28.3% compared to 28.7% for the years ended December 31, 2011 and 2010, respectively. Kforce experienced declines in Flex gross profit margins across all segments with the exception of HIM, which increased 170 basis points on a year-over-year basis. The decreases in Flex gross profit margins were primarily attributable to the increase in payroll taxes, particularly unemployment taxes, and were partially offset by the increase in the spread between our bill and pay rates. SG&A expenses as a percentage of net service revenues were 26.0% and 26.8% for the years ended December 31, 2011 and 2010, respectively.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which improved during 2011 as compared to 2010 based on data published by the Bureau of Labor Statistics (“BLS”). The penetration rate (the percentage of temporary staffing to total employment) increased slightly in 2011 after growing significantly in 2010. Economic forecasters estimate that the penetration rate could surpass the prior peak of 2.03% reached in April 2000 by 2016. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 8.5% as of December 2011, non-farm payroll expanded by 200,000 jobs in December 2011. Additionally, non-farm payroll growth has remained positive for 15 consecutive months through December 2011. If the penetration rate of temporary staffing experiences growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) further developing and optimizing our National Recruiting Center (“NRC”) and Strategic Accounts teams in support of our field operations; (ii) restructuring both our back office and field operations under our Shared Services program, which focuses on process improvement, centralization, technology infrastructure and outsourcing; (iii) upgrading our corporate systems (primarily our front-end systems) with a focus in 2011 on job order prioritization and (iv) making other technology investments designed to increase the performance of our corporate and field associates. We believe that these investments have increased our operating efficiency, enabled us to be more responsive to our clients and provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations for the years ended:

	December 31,
	2011	2010	2009
Revenues by Segment:
Tech	56.2%	54.4%	51.4%
FA	19.8	18.9	17.9
KCR	9.5	10.5	11.9
HIM	6.2	5.8	6.2
GS	8.3	10.4	12.6

Net service revenues	100.0%	100.0%	100.0%

Revenues by Time:
Flex	96.0%	96.0%	96.9%
Search	4.0	4.0	3.1

Net service revenues	100.0%	100.0%	100.0%

Gross profit	31.2%	31.5%	31.4%
Selling, general and administrative expenses	26.0%	26.8%	27.6%
Income before income taxes	3.9%	3.5%	2.4%
Net income	2.4%	2.1%	1.4%

The following table details net service revenues for Flex and Search revenues by segment and changes from the prior year.

(in $000’s)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Tech
Flex	$606,238	16.1%	$522,220	14.1%	$457,544
Search	17,774	8.7%	16,346	59.0%	10,280

Total Tech	$624,012	15.9%	$538,566	15.1%	$467,824

FA
Flex	$194,359	17.2%	$165,831	13.4%	$146,186
Search	25,216	18.0%	21,365	28.2%	16,670

Total FA	$219,575	17.3%	$187,196	14.9%	$162,856

KCR
Flex	$105,147	1.8%	$103,282	(4.0)%	$107,535
Search	1,025	18.1%	868	76.1%	493

Total KCR	$106,172	1.9%	$104,150	(3.6)%	$108,028

HIM
Flex	$68,181	19.7%	$56,965	1.8%	$55,946
Search	530	(33.6)%	798	(16.8)%	959

Total HIM	$68,711	19.0%	$57,763	1.5%	$56,905

GS
Flex	$92,449	(10.4)%	$103,132	(9.9)%	$114,523
Search	—	—	—	—	—

Total GS	$92,449	(10.4)%	$103,132	(9.9)%	$114,523

Total Flex	$1,066,374	12.1%	$951,430	7.9%	$881,734
Total Search	44,545	13.1%	39,377	38.6%	28,402

Total Revenues	$1,110,919	12.1%	$990,807	8.9%	$910,136

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing annual comparisons. Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. This 2011 quarterly information is presented for this purpose only.

	Three Months Ended
(in $000’s, except Billing Days)	December 31	September 30	June 30	March 31
Billing Days	61	64	64	63
Flex Revenues
Tech	$156,543	$160,285	$149,997	$139,413
FA	50,926	48,046	47,522	47,865
KCR	25,971	27,703	25,742	25,731
HIM	18,445	17,208	16,601	15,927
GS	23,269	23,881	21,946	23,353

Total Flex	$275,154	$277,123	$261,808	$252,289

Search Revenues
Tech	$4,279	$5,191	$4,537	$3,767
FA	5,746	6,251	7,252	5,967
KCR	239	264	224	298
HIM	133	162	168	67

Total Search	$10,397	$11,868	$12,181	$10,099

Total Revenues
Tech	$160,822	$165,476	$154,534	$143,180
FA	56,672	54,297	54,774	53,832
KCR	26,210	27,967	25,966	26,029
HIM	18,578	17,370	16,769	15,994
GS	23,269	23,881	21,946	23,353

Total Revenues	$285,551	$288,991	$273,989	$262,388

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.

Flex revenues for our largest segment, Tech, have been particularly strong compared to previous economic recoveries, which we believe is primarily a result of candidate skill sets that are in demand, our great people and our operating model. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We expect to see continued growth in 2012 within our Tech segment.

Our FA segment experienced an increase in net service revenues of 17.3% during the year ended December 31, 2011 compared to 2010. According to a recent SIA report, the overall finance and accounting segment is expected to experience a deceleration of growth to 8% in 2012 from 10% in 2011. Consistent with Tech, we believe that the success of our FA segment has been enabled by our NRC, which has been particularly effective in meeting the demand of our Strategic Accounts. We expect to see continued growth in 2012 within our FA segment.

Net service revenues for KCR and HIM increased 1.9% and 19.0%, respectively, for the year ended December 31, 2011 compared to 2010. KCR continued to be impacted by structural changes in the outsourcing strategies of large pharmaceutical companies and delays in hiring activity resulting from several mergers within this sector and a trend of the large pharmaceutical companies to narrow their vendors. The single largest client within the KCR segment for the year ended December 31, 2011 has informed us that it intends to migrate substantially all of services performed by KCR to other vendors. This migration could be complete as early as December 2012. We are currently reassessing KCR’s competitive position and, given the changing landscape in the pharmaceutical industry, we are exploring all strategic alternatives for our KCR business, including, without limitation, a possible sale, possible joint ventures to enable us to provide international services, possible acquisitions and the possibility of continuing to operate our KCR business on its present course while we observe and react to industry developments.

Net services revenues for HIM experienced continued growth as hospital census and spending continued to increase. We expect to see continued growth in 2012 within HIM driven primarily by requirements and deadlines related to ICD-10 conversion and electronic health records implementation. On February 16, 2012, the Department of Health and Human Services (“DHHS”) announced that the Federal Government will delay the implementation date for the ICD-10 diagnostic and procedural coding system for an unspecified period of time, which we do not expect will have a material adverse affect on HIM.

Our GS segment experienced a decrease of 10.4% in net service revenues for the year ended December 31, 2011 as compared to 2010. We believe this decline is primarily a result of the political landscape, including the U.S. Congress’s inability to pass the 2011 U.S. federal budget and its continuing to operate under a series of seven continuing resolutions thereby continuing funding at or less than 75% of 2010 levels, and the macro-economic environment. The GS segment has also been adversely impacted by delays in the timing of project awards and the uncertainty about the funding levels of various programs and agencies within the Federal Government. Additionally, the CRA for the Federal Government’s budget limits government agencies, unless specifically authorized otherwise in the CRA, to only spend up to 75% of the Federal Government’s previous fiscal year budget. Further impacting 2011, modifications to the Federal Acquisition Reform Act of 1996 has redirected funds to small business set-asides away from larger prime contractors and emphasized a lower-cost strategy as compared to a best-value approach. The majority of our GS contracts contain an initial one-year term with four option years, which are typically exercised. At the end of this term, the contract award typically goes through a competitive bidding process to retain the contract. During 2011 and 2010, management has focused its efforts on business development activities, including bringing in new leadership at certain positions and repositioning itself to focus on certain targeted federal agencies and expanding the solutions offering to the commercial sector. Management cannot predict the outcome of efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment. Despite the current challenges, we expect net service revenues within our GS segment to experience growth in 2012 as a result of the repositioning of our GS segment to include commercial opportunities and we continue to believe in the long-term prospects of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the years ended December 31:

(in 000’s)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Tech	9,615	15.4%	8,333	14.1%	7,304
FA	5,731	13.8%	5,037	15.1%	4,378
KCR	1,129	1.1%	1,117	(7.4)%	1,206
HIM	1,061	24.2%	854	12.4%	760

Total hours	17,536	14.3%	15,341	12.4%	13,648

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. Flex billable expenses for each of our segments were as follows for the years ended December 31:

(in $000’s)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Tech	$4,571	10.8%	$4,126	3.6%	$3,983
FA	641	71.4%	374	98.9%	188
KCR	9,430	23.2%	7,652	6.0%	7,219
HIM	5,955	(1.9)%	6,071	(10.7)%	6,797
GS	852	58.4%	538	(53.7)%	1,163

Total billable expenses	$21,449	14.3%	$18,761	(3.0)%	$19,350

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

Search revenues increased 13.1% for the year ended December 31, 2011 compared to 2010. We believe the increase over the prior year reflects clients who are selectively rebuilding staff after significant reductions during the most recent economic recession. While Search revenue is difficult to predict, we expect this trend may stabilize in the near term.

Total placements for each segment were as follows for the years ended December 31:

	0000000	0000000	0000000	0000000	0000000
	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Tech	1,212	8.4%	1,118	51.3%	739
FA	2,001	9.9%	1,820	26.1%	1,443
KCR	41	36.7%	30	11.1%	27
HIM	73	25.9%	58	(20.5)%	73

Total placements	3,327	9.9%	3,026	32.6%	2,282

The average fee per placement for each segment was as follows for the years ended December 31:

	0000000	0000000	0000000	0000000	0000000
	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Tech	$14,665	0.3%	$14,615	5.1%	$13,911
FA	12,605	7.3%	11,742	1.7%	11,549
KCR	24,992	(13.6)%	28,919	58.4%	18,253
HIM	7,264	(47.2)%	13,758	4.7%	13,144

Total average placement fee	$13,391	2.9%	$13,013	4.6%	$12,444

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

The following table presents, for each segment, the gross profit percentage for the year as well as the increase or decrease over the preceding period, as follows:

	0000000	0000000	0000000	0000000	0000000
	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Tech	29.3%	(1.3)%	29.7%	3.8%	28.6%
FA	37.4%	(1.1)%	37.8%	(0.5)%	38.0%
KCR	26.9%	(1.8)%	27.4%	3.0%	26.6%
HIM	35.6%	3.5%	34.4%	(4.4)%	36.0%
GS	30.7%	(4.7)%	32.2%	(10.1)%	35.8%

Total gross profit percentage	31.2%	(1.0)%	31.5%	0.3%	31.4%

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

The increase in Search gross profit from 2010 to 2011 was $5.2 million, composed of a $4.0 million increase in volume and a $1.2 million increase in rate. The increase in Search gross profit from 2009 to 2010 was $11.0 million, composed of a $9.4 million increase in volume and a $1.6 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage for the years ended December 31:

	0000000	0000000	0000000	0000000	0000000
	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Tech	27.2%	(1.1)%	27.5%	1.9%	27.0%
FA	29.2%	(2.0)%	29.8%	(3.6)%	30.9%
KCR	26.2%	(2.2)%	26.8%	1.9%	26.3%
HIM	35.1%	5.1%	33.4%	(4.3)%	34.9%
GS	30.7%	(4.7)%	32.2%	(10.1)%	35.8%

Total Flex gross profit percentage	28.3%	(1.4)%	28.7%	(1.7)%	29.2%

The increase in Flex gross profit from 2010 to 2011 was $28.7 million, composed of a $33.0 million increase in volume and a $4.3 million decrease in rate. The increase in Flex gross profit from 2009 to 2010 was $15.4 million, composed of a $26.0 million increase in volume and a $10.6 million decrease in rate.

The Flex gross profit percentage was negatively impacted during the year ended December 31, 2011 by payroll taxes, particularly the increase in unemployment taxes in 2011 as compared to 2010. Payroll taxes, particularly unemployment taxes, are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. In addition, the new hire tax credit that arose as a result of the Hiring Incentives to Restore Employment (HIRE) Act also benefited the Flex gross profit percentage in 2010. This incentive expired at the end of 2010; therefore, there is no corresponding benefit to the Flex gross profit percentage in 2011. Also negatively impacting Flex gross profit has been the relative growth seen in our Strategic Accounts, which traditionally have a lower gross profit profile. A significant continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. Kforce experienced an increase in the spread between our bill and pay rates in 2011 as a result, we believe, of this continued focus. We anticipate that our Flex gross profit margin will increase slightly in 2012.

Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2011, 2010 and 2009, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 86.5%, 83.6%, and 82.1% respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenues and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses are also generally anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses; as an absolute amount and as a percentage of total net service revenues for the years ended December 31:

(in $000’s)	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$250,073	22.5%	$221,602	22.4%	$206,315	22.7%
Other	38,908	3.5	43,581	4.4	44,083	4.8
Impairment charges	—	—	—	—	870	0.1

Total SG&A	$288,981	26.0%	$265,183	26.8%	$251,268	27.6%

SG&A as a percentage of net service revenues decreased 80 basis points in 2011 compared to 2010. This was primarily attributable to the following:

•	Decrease in professional fees of 0.5% of net service revenues, which was primarily attributable to an accrual in 2010 for the expected settlement of a class action lawsuit and related legal fees.

•

Decrease in lease expense of 0.2% of net service revenues, which was primarily attributable to the acquisition of our corporate headquarters during May 2010, which eliminated any future lease expense relating to this location.

•

Decrease of 0.3% of net revenues within certain discretionary expenses such as travel, telephone, meetings and conferences and office-related expenses including postage and supplies as a result of a focus on cost reduction and containment measures.

•	Increase in compensation and benefits cost of 0.3% of net service revenues, which was primarily attributable to an increase in stock-based compensation expense.

•

Increase in bad debt expense of 0.2% of net service revenues, which was primarily attributable to continued positive accounts receivable trends and a less substantial reduction in the allowance for doubtful accounts in 2011.

As discussed above, our GS segment’s operations have been adversely impacted by the U.S. Congress’s inability to pass the 2011 U.S. federal budget, delays in the contract procurement process, Federal Government mandates to in-source certain positions that were previously occupied by contractors. Kforce performed its annual goodwill impairment analysis as of December 31, 2011, which resulted in the fair value of the GS reporting unit exceeding its carrying amount by 9%. A deterioration in the assumptions discussed in Note 10 - “Goodwill and Intangible Assets” to the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, could result in a material impairment charge. As of December 31, 2011 and 2010, goodwill allocated to the GS reporting unit was $102.6 million.

Depreciation and Amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2011, 2010 and 2009 as well as the increases (decreases) experienced during 2010 and 2009:

(in $000’s)	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
Fixed asset depreciation	$4,197	11.1%	$3,777	19.3%	$3,167
Capital lease asset depreciation	1,629	(8.5)	1,781	(14.5)	2,084
Capitalized software amortization	5,716	16.1	4,925	11.3	4,426
Intangible asset amortization	1,152	(45.9)	2,128	6.6	1,996

Total depreciation and amortization	$12,694	0.7%	$12,611	8.0%	$11,673

Fixed Asset Depreciation: The $0.4 million and $0.6 million increase in 2011 and 2010, respectively, primarily relates to the acquisition of Kforce’s corporate headquarters in May 2010.

Capitalized Software Amortization: The $0.8 million and $0.5 million increase in 2011 and 2010, respectively, primarily related to the significant technology investments made by Kforce in 2011 and 2010.

Intangible Asset Amortization: The $1.0 million decrease in 2011 is primarily related to certain intangibles assets acquired in the 2008 acquisition of dNovus becoming fully amortized.

Other Expense, Net. Other expense, net was $1.3 million in 2011, $1.3 million in 2010 and $1.1 million in 2009, and consists primarily of interest expense related to Kforce’s Credit Facility.

Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for each of the three years ended December 31, 2011, 2010 and 2009 was 37.3%, 38.1%, and 41.2%, respectively. The decrease in Kforce’s effective rate for 2011 and 2010 is primarily a result of higher pretax net income. In addition, Kforce’s effective rate for 2011 benefited from the general business tax credit stemming from the HIRE act.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined as net income before discontinued operations, non-cash impairment charges, interest, income taxes, depreciation and amortization, and acceleration and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the years ended December 31:

	Years Ended December 31,
(in $000’s) except per share amounts	2011	Per Share	2010	Per Share	2009	Per Share
Net income	$27,156	$0.70	$20,634	$0.51	$12,873	$0.33
Intangible assets impairment, pretax	—	—	—	—	870	0.02
Depreciation and amortization	12,694	0.33	12,611	0.31	11,673	0.30
Acceleration of PARS and SARs	—	—	—	—	3,624	0.09
Amortization of stock options and SARs	—	—	—	—	127	0.00
Amortization of RS and PARS	11,976	0.31	6,036	0.15	2,620	0.07
Interest expense and other	1,333	0.03	1,254	0.03	1,338	0.03
Income tax expense	16,155	0.42	12,690	0.31	9,020	0.23

Adjusted EBITDA	$69,314	$1.79	$53,225	$1.31	$42,145	$1.07

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At December 31, 2011, Kforce had $103.1 million in working capital compared to $64.9 million in 2010. Kforce’s current ratio (current assets divided by current liabilities) was 2.2 at the end of 2011 and 1.6 at the end of 2010. As a result of the increase in Kforce’s long-term debt, which was used primarily for $58.1 million open market repurchases of common stock during 2011, our percentage of borrowings under our Credit Facility to equity increased to 21.2% as of December 31, 2011 from 4.3% as of December 31, 2010.

Please see the accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2011 in Item 8. Financial Statements and Supplementary Data. for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

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

The following table presents a summary of our cash flows from operating, investing and financing activities, as follows:

	Years Ended December 31,
(in $000’s)	2011	2010	2009
Cash provided by (used in):
Operating activities	$31,240	$28,590	$42,696
Investing activities	(10,090)	(35,768)	(6,039)
Financing activities	(21,266)	5,421	(34,505)

Net (decrease) increase in cash and cash equivalents	$(116)	$(1,757)	$2,152

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as the intangible asset impairment charge, depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for the three years ended December 31, 2011 in Item 8. Financial Statements and Supplementary Data. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses, and subcontractor costs.

Investing Activities

Capital expenditures have been made over the years on Kforce’s infrastructure as we anticipate growth in our business. Capital expenditures during 2011, 2010 and 2009 were $6.5 million, $37.7 million and $3.8 million, respectively. The increase in cash used for capital expenditures during the year ended December 31, 2010 was primarily a result of the acquisition of our corporate headquarters in May 2010 for a total purchase price, including acquisition-related costs, of $28.9 million.

We expect to continue to selectively invest in our infrastructure in order to support the expected future growth in our business. Kforce believes it has sufficient cash and availability under its Credit Facility to make any expected necessary capital expenditures in the foreseeable future. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities

During 2011, open market repurchases of common stock were $58.1 million. There were no open market repurchases of common stock in 2009 or 2010.

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

Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (i) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%; in any event, an applicable margin based on various factors. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm's availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. As of December 31, 2011, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of December 31, 2011, $49.5 million was outstanding and $35.9 million was available under the Credit Facility. During the three months ended December 31, 2011, maximum outstanding borrowings under the Credit Facility were $64.0 million. The decrease in the cash provided by financing activities for the year ended December 31, 2011 as compared to 2010 was primarily the result of $58.1 million of open market repurchases of common stock during 2011. As of March 6, 2012, $54.0 million was outstanding and $30.8 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2011, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.7 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our Consolidated Financial Statements.

Stock Repurchases

As of December 31, 2010, our Board of Directors had authorized $75.0 million of repurchases of our common stock, and $68.9 million remained available for future repurchases. During the year ended December 31, 2011, Kforce repurchased approximately 5.7 million shares of common stock attributable to shares repurchased in the open market and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards and the exercise of stock options and SARs at a total cost of approximately $59.6 million. During October 2011, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $75.0 million (exclusive of any previously unused authorizations). As of December 31, 2011, $84.2 million remains available for future repurchases.

On December 28, 2011, Kforce filed a Form 8-K with the SEC announcing that it had entered into a corporate stock repurchase plan in accordance with Rule 10b5-1 of the Exchange Act, which is effective from December 23, 2011 through May 3, 2012. This corporate stock repurchase plan was subject to certain price, market, volume and timing constraints, which were specified in the plan.

Contractual Obligations and Commitments

The following table presents our expected future contractual obligations as of December 31, 2011:

	Payments due by period
(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$11,848	$5,958	$5,726	$128	$36
Capital lease obligations	3,702	1,806	1,557	339	—
Credit Facility (a)	49,526	—	—	49,526	—
Interest payable – Credit Facility (b)	4,234	891	1,783	1,560	—
Purchase obligations	12,701	6,983	5,594	124	—
Liability for unrecognized tax positions (c)	—	—	—	—	—
Deferred compensation plan liability (d)	18,172	550	963	309	16,350
Other (e)	—	—	—	—	—
Supplemental executive retirement plan (f)	44,728	—	10,994	—	33,734
Supplement executive retirement health plan (f)	21,750	—	94	149	21,507
Foreign defined benefit pension plan (g)	20,292	—	343	17	19,932

Total	$186,953	$16,188	$27,054	$52,152	$91,559

(a)	The Credit Facility expires in September 2016.
(b)	Kforce’s weighted average interest rate as of December 31, 2011 was 1.80%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the Credit Facility.
(c)	Kforce’s liability for unrecognized tax positions as of December 31, 2011 was $0.1 million. This balance has been excluded from the table above due to the significant uncertainty with respect to expected settlements.
(d)	Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly-compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities and other long-term liabilities, respectively, are payable upon retirement or termination of employment. Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.
(e)	Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $3.0 million outstanding as security for workers’ compensation and property insurance policies as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15 million under its Credit Facility.
(f)	There is no funding requirement associated with the SERP or the SERHP. Kforce does not currently anticipate funding the SERP or SERHP during 2012. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2011, in the table above. See Note 10 – “Employee Benefit Plans” to the Consolidated Financial Statements for more detail.
(g)	Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2011 in the table above. There is no funding requirement associated with this plan.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Income Tax Audits

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. During 2011, the Internal Revenue Service (“IRS”) commenced an examination of the company’s U.S. income tax return for 2009. No material liabilities are expected to result from the ongoing examination. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning future tax audits.

Registration Statement on Form S-3

On March 18, 2009, Kforce filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity, debt and financial instruments for general corporate purposes which may include capital expenditures, the repayment or refinancing of debt, investments in our subsidiaries, working capital, or the financing of possible acquisitions or business opportunities. Such filings are referred to as “Shelf Registrations.” No issuance of securities has been made under this registration statement as of December 31, 2011. There is no assurance that the existence of the Shelf Registration will assist Kforce in registering its securities in connection with future efforts to raise capital or for other purposes. The Shelf Registration will expire in March 2012, and we expect to file a new Shelf Registration prior to its expiration.

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

As of December 31, 2011, we had $49.5 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.80% at December 31, 2011. A hypothetical 10% increase in interest rates in effect at December 31, 2011 would have the effect of increasing annualized interest expense on borrowings outstanding as of December 31, 2011 by $0.1 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the year ended December 31, 2011, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2011, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on internal control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 8, 2012

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Net service revenues	$1,110,919	$990,807	$910,136
Direct costs of services	764,616	678,393	624,157

Gross profit	346,303	312,414	285,979
Selling, general and administrative expenses	288,981	265,183	251,268
Depreciation and amortization	12,694	12,611	11,673

Income from operations	44,628	34,620	23,038
Other expense (income):
Interest expense	1,256	1,274	1,437
Other expense (income)	61	22	(292)

Income before income taxes	43,311	33,324	21,893
Income tax expense	16,155	12,690	9,020

Net income	27,156	20,634	12,873
Other comprehensive loss:
Pension and postretirement plans adjustments, net of tax	(2,570)	(267)	(1,602)

Comprehensive income	$24,586	$20,367	$11,271

Earnings per share – basic	$0.72	$0.52	$0.33
Earnings per share – diluted	$0.70	$0.51	$0.33

Weighted average shares outstanding – basic	37,835	39,480	38,485
Weighted average shares outstanding – diluted	38,831	40,503	39,330

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	DECEMBER 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$939	$1,055
Trade receivables, net of allowances of $2,457 and $4,021, respectively	174,764	148,507
Income tax refund receivable	250	5,675
Deferred tax assets, net	4,694	4,950
Prepaid expenses and other current assets	5,592	5,014

Total current assets	186,239	165,201
Fixed assets, net	36,124	38,130
Other assets, net	32,554	32,941
Deferred tax assets, net	10,042	8,907
Intangible assets, net	6,635	7,787
Goodwill	138,078	138,078

Total assets	$409,672	$391,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and other accrued liabilities	$26,314	$30,602
Accrued payroll costs	55,151	54,461
Credit facility – current	—	10,825
Other current liabilities	1,463	4,185
Income taxes payable	236	250

Total current liabilities	83,164	100,323
Long-term debt – credit facility	49,526	—
Long-term debt – other	1,609	2,103
Other long-term liabilities	42,258	34,801

Total liabilities	176,557	137,227

Commitments and contingencies (see Note 13)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,566 and 66,542 issued, respectively	686	665
Additional paid-in capital	372,212	355,869
Accumulated other comprehensive loss	(4,050)	(1,480)
Retained earnings	89,135	61,979
Treasury stock, at cost; 30,644 and 24,823 shares, respectively	(224,868)	(163,216)

Total stockholders’ equity	233,115	253,817

Total liabilities and stockholders’ equity	$409,672	$391,044

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Common stock – shares:
Shares at beginning of period	66,542	63,281	61,866
Exercise of stock options and stock appreciation rights	420	1,212	615
Issuance of restricted stock	1,604	2,049	800

Shares at end of period	68,566	66,542	63,281

Common stock – par value:
Balance at beginning of period	$665	$633	$619
Exercise of stock options and stock appreciation rights	5	12	6
Issuance of restricted stock	16	20	8

Balance at end of period	$686	$665	$633

Additional paid-in capital:
Balance at beginning of period	$355,869	$338,890	$325,187
Exercise of stock options and stock appreciation rights	2,854	8,626	5,944
Income tax benefit from stock-based compensation	1,216	2,337	1,243
Stock-based compensation expense	11,976	6,036	6,371
Employee stock purchase plan	313	—	153
Issuance of restricted stock	(16)	(20)	(8)

Balance at end of period	$372,212	$355,869	$338,890

Accumulated other comprehensive (loss) income:
Balance at beginning of period	$(1,480)	$(1,213)	$389
Pension and postretirement plans adjustments, net of tax of $1,532, $170 and $1,051, respectively	(2,570)	(267)	(1,602)

Balance at end of period	$(4,050)	$(1,480)	$(1,213)

Retained earnings:
Balance at beginning of period	$61,979	$41,345	$28,472
Net income	27,156	20,634	12,873

Balance at end of period	$89,135	$61,979	$41,345

Treasury stock – shares:
Shares at beginning of period	24,823	24,176	23,850
Open market repurchases of common stock	5,656	—	—
Shares tendered in payment of the exercise price of stock options	131	420	195
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	90	227	212
Employee stock purchase plan	(56)	—	(81)

Shares at end of period	30,644	24,823	24,176

Treasury stock – cost:
Balance at beginning of period	$(163,216)	$(152,930)	$(148,824)
Open market repurchases of common stock	(58,058)	—	—
Shares tendered in payment of the exercise price of stock options	(2,401)	(6,705)	(2,171)
Shares repurchased for minimum tax withholding on restricted stock, stock option exercises and stock appreciation rights	(1,585)	(3,581)	(2,368)
Employee stock purchase plan	392	—	433

Balance at end of period	$(224,868)	$(163,216)	$(152,930)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$27,156	$20,634	$12,873
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Goodwill and intangible asset impairment	—	—	870
Deferred income tax provision, net	653	2,534	1,281
Recovery of bad debts on accounts receivable and other accounts receivable reserves	(925)	(2,996)	(319)
Depreciation and amortization	12,694	12,611	11,673
Stock-based compensation	11,976	6,036	6,371
Pension and postretirement benefit plans expense	4,369	4,025	2,002
Alternative long-term incentive award	—	1,563	2,467
Amortization of deferred financing costs	139	151	151
Tax benefit attributable to stock-based compensation	1,216	2,337	1,243
Excess tax benefit attributable to stock-based compensation	(878)	(1,519)	(899)
Deferred compensation liability decrease (increase), net	(634)	2,431	3,136
Loss (gain) on cash surrender value of Company-owned life insurance	1,733	(1,246)	(2,179)
Other	251	282	23
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables, net	(25,332)	(22,366)	9,453
Income tax refund receivable	5,425	(5,429)	241
Prepaid expenses and other current assets	(380)	(199)	(57)
Other assets, net	75	(155)	6
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable and other current liabilities	(4,576)	5,688	(2,758)
Accrued payroll costs	1,395	3,771	(7)
Income taxes payable	(15)	(30)	(3,853)
Other long-term liabilities	(3,102)	467	978

Cash provided by operating activities	31,240	28,590	42,696

Cash flows from investing activities:
Capital expenditures	(6,495)	(37,747)	(3,847)
Proceeds from borrowings against cash surrender value of Company-owned life insurance policies	—	4,959	—
Premiums paid for Company-owned life insurance policies	(3,440)	(3,331)	(3,345)
Proceeds from escrow	—	—	1,170
Other	(155)	351	(17)

Cash used in investing activities	(10,090)	(35,768)	(6,039)

Cash flows from financing activities:
Proceeds from bank line of credit	488,468	448,490	284,482
Payments on bank line of credit	(449,767)	(440,665)	(319,504)
Payments of capital expenditure financing	(1,497)	(1,752)	(2,052)
Payments of deferred loan financing costs	(450)	—	—
Short-term vendor financing	287	(523)	259
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	458	1,933	3,779
Excess tax benefit from stock-based compensation	878	1,519	899
Shares repurchased for minimum tax withholding on restricted stock awards, stock option exercises and SARs	(1,585)	(3,581)	(2,368)
Open market repurchases of common stock	(58,058)	—	—

Cash (used in) provided by financing activities	(21,266)	5,421	(34,505)

Change in cash and cash equivalents	(116)	(1,757)	2,152
Cash and cash equivalents at beginning of year	1,055	2,812	660

Cash and cash equivalents at end of year	$939	$1,055	$2,812

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Kforce Inc. and subsidiaries (“Kforce”) is a provider of professional staffing services and solutions to its customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Clinical Research (“KCR”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida as well its 62 field offices, which are located throughout the United States (the “U.S.”). One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operation comprised approximately 2% of net service revenues for each of the three years ended December 31, 2011 and is included in our Tech segment.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: accounting for goodwill and identifiable intangible assets and any related impairment; stock-based compensation; obligations for pension and postretirement benefit plans; self-insured liabilities for workers’ compensation and health insurance; allowance for doubtful accounts, fallouts and other accounts receivable reserves and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

Accounts receivable reserves as a percentage of gross accounts receivable were 1.4% and 2.6% as of December 31, 2011 and December 31, 2010, respectively.

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

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years. In addition, our GS generates substantially all of its revenues under time-and-materials (which account for the majority of this segment’s contracts), fixed-price and cost-plus arrangements. Our GS segment does not generate any Search fees. Except as provided below, Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

¡

Revenues for time-and-materials contracts, which accounts for approximately 61% of this segment’s revenue, are recorded based on contractually established billing rates at the time services are provided.

¡

Revenues on fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 22% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when applicable. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

¡

Revenue on cost-plus arrangements is recognized based on allowable costs incurred plus an estimate of the applicable fees earned. Approximately 11% of this segment’s revenues are recognized under these arrangements.

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

Income Taxes

Kforce accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is “more likely than not” that a deferred tax asset can be utilized to offset future taxes, a valuation allowance is recorded against that asset. The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options, exercises of non-qualified stock options, and vesting of restricted stock are reflected as increases in additional paid-in capital.

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

Goodwill and Other Intangible Assets

Goodwill

Kforce performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its operating segments; by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce determines the fair market value of its reporting units based on a weighting of both the present value of projected future cash flows (the “income approach”) and the use of comparative market multiples (the “market approach”). Fair market value using the income approach is based on Kforce’s estimated future cash flows on a discounted basis. The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the determination of comparable companies, assumptions related to forecasted operating results, discount rates, long-term growth rates, and market multiples. Changes in economic or operating conditions that occur after the annual impairment analysis and which impact these assumptions, may result in a future goodwill impairment charge, which could be material to Kforce’s consolidated financial statements.

As is more fully described in Note 5 – “Goodwill and Other Intangible Assets,” Kforce completed its annual goodwill impairment test as of December 31, 2011 for each of its reporting units. No impairment charges were recorded during the three years ended December 31, 2011.

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

The impairment evaluation for indefinite lived intangible assets, which for Kforce consist of trademarks and trade names, is conducted on an annual basis or more frequently if events or changes in circumstances indicate that an asset may be impaired. As is more fully described in Note 5 – “Goodwill and Other Intangible Assets,” Kforce recognized impairment charges of $870 for the year ended December 31, 2009 which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. No impairment charge was recorded for the years ended December 31, 2011 or 2010.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets. Other than the impairment charges discussed in the preceding section, there were no other impairment charges recorded during the three years ended December 31, 2011.

Capitalized Software

Kforce purchases, develops, and implements new computer software to enhance the performance of our Company-wide technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $2,876, $4,504 and $1,832 during the years ended December 31, 2011, 2010 and 2009, respectively. Capitalized software development costs are classified as other assets, net in the accompanying consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

Commissions

Our associates make placements and earn commissions as a percentage of actual revenues (for Search revenue) or gross profit (for Flex revenue) pursuant to a calendar-year-basis commission plan. The amount of commissions paid as a percentage of revenues or gross profit increases as volume increases. Kforce accrues commissions for actual revenues or gross profit at a percentage equal to the percent of total expected commissions payable to total revenues or gross profit for the year, as applicable.

Stock-Based Compensation

Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Due to the types of equity instruments issued by Kforce over the last several years, that cost is usually recognized over a derived service period, net of estimated forfeitures. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For awards settled in cash, we measure compensation expense based on the fair value of the award at each reporting date, net of estimated forfeitures. For awards issued with performance conditions, Kforce recognizes compensation expense for only the portion of the award that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. Total compensation expense recognized during the years ended December 31, 2011, 2010 and 2009 was $11,976, $7,599 and $8,838, respectively. The related tax benefit for the three years ended December 31, 2011 was $4,696, $2,989 and $3,491, respectively.

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

Business Combinations

Kforce utilizes the acquisition method in accounting for acquisitions whereby the amount of purchase price that exceeds the fair value of the acquired assets and assumed liabilities is allocated to goodwill. Kforce recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value, whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. Changes in the initial assumptions could lead to changes in amortization charges recorded in our financial statements. Additionally, estimates for purchase price allocations may change as subsequent information becomes available. There were no acquisitions in the three years ended December 31, 2011.

Accounting for Postretirement Benefits

Kforce recognizes the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income. Kforce also measures the funded status of the defined benefit postretirement plans as of the date of its fiscal year-end, with limited exceptions.

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

Earnings per Share

Basic earnings per share is computed as earnings divided by the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding excludes unvested shares of restricted stock (“RS”) and performance-accelerated restricted stock (“PARS”). Diluted earnings per common share is computed by dividing the earnings attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of RS using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive. Weighted average shares outstanding for purposes of computing diluted earnings per common share excludes contingently issuable unvested PARS unless the performance condition has been achieved as of the end of the applicable reporting period.

The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31, 2011:

	Years Ended December 31,

	2011	2010	2009
Numerator:
Net income	$27,156	$20,634	$12,873

Denominator:
Weighted average shares outstanding – basic	37,835	39,480	38,485
Common stock equivalents	996	1,023	845

Weighted average shares outstanding – diluted	38,831	40,503	39,330

Earnings per share – basic	$0.72	$0.52	$0.33
Earnings per share – diluted	$0.70	$0.51	$0.33

For the years ended December 31, 2011, 2010 and 2009, the total weighted average awards to purchase or receive 33, 74 and 2,078 shares of common stock were not included in the computation of diluted earnings per share, respectively, because these would have had an anti-dilutive effect on earnings per share.

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

Comprehensive Income

Accumulated other comprehensive income (loss) represents the net after-tax impact of unrecognized actuarial gains and losses related to (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives, and (ii) a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of December 31, 2011, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. This information is provided in our consolidated statements of operations and comprehensive income.

New Accounting Standards

In September 2011, the FASB issued guidance which provides entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be required. This guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements.

In December 2011, the FASB issued authoritative guidance regarding the presentation of netting assets and liabilities as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements.

2. Fixed Assets

Major classifications of fixed assets and related useful lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2011	2010
Land		$5,892	$5,892
Building and improvements	5-40 years	25,009	24,995
Furniture and equipment	5-7 years	7,604	7,261
Computer equipment	3-5 years	6,007	5,162
Leasehold improvements	3-5 years	4,019	3,914
Capital leases	3-5 years	6,432	6,114

		54,963	53,338
Less accumulated depreciation and amortization		18,839	15,208

		$36,124	$38,130

On May 27, 2010, Kforce acquired its corporate headquarters for an aggregate purchase price of $28,509. The purchase price was allocated between land and building and improvements in the amounts of $4,581 and $23,928, respectively. The estimated useful lives of the building and improvements range from 5 to 40 years. Upon the closing of the transaction, all lease agreements and amendments related to our corporate headquarters were immediately terminated.

Depreciation and amortization expense during the years ended December 31, 2011, 2010 and 2009 was $5,826, $5,558 and $5,251, respectively.

3. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	YEARS ENDED DECEMBER 31,

	2011	2010	2009
Current:
Federal	$13,289	$9,062	$7,192
State	2,213	1,094	547
Deferred	653	2,534	1,281

	$16,155	$12,690	$9,020

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,

	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	3.7	3.8	2.6
Other	(1.4)	(0.7)	3.6

Effective tax rate	37.3%	38.1%	41.2%

Deferred income tax assets and liabilities are composed of the following:

	DECEMBER 31,
	2011	2010
Deferred taxes, current:
Assets:
Accounts receivable reserves	$970	$1,580
Accrued liabilities	4,006	3,721
Deferred compensation obligation	317	378
Other	—	19

Deferred tax assets, current	5,293	5,698

Liabilities:
Prepaid expenses	(599)	(748)

Deferred tax asset, net – current	4,694	4,950

Deferred taxes, non-current:
Assets:
Deferred compensation obligation	7,606	7,814
Stock-based compensation	7,365	3,911
Pension and postretirement benefit plans	8,632	5,349
Other	1,694	1,352

Deferred tax assets, non-current	25,297	18,426

Liabilities:
Fixed assets and capitalized software	(4,272)	(2,790)
Goodwill and intangible assets	(10,889)	(6,729)

Deferred tax liabilities, non-current	(15,161)	(9,519)

Valuation allowance	(94)	—

Deferred tax asset, net – non-current	10,042	8,907

Net deferred tax asset	$14,736	$13,857

At December 31, 2011, Kforce has approximately $15,065 of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2031.

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

Kforce is periodically subject to U.S. Internal Revenue Service (“IRS”) audits as well as state and other local income tax audits for various tax years. During 2011, the IRS commenced an examination of Kforce’s U.S. income tax return for 2009. No material liabilities are expected to result from this ongoing examination. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.

Uncertain Income Tax Positions

An uncertain income tax position taken on the income tax return must be recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31,

	2011	2010	2009
Beginning balance	$191	$238	$200
Additions for tax positions of prior years	10	53	80
Additions for tax positions of current year	38	—	—
Reductions for tax positions of prior years – lapse of applicable statutes	(82)	(76)	(42)
Settlements	(85)	(24)	—

Ending balance	$72	$191	$238

The entire amount of these unrecognized tax benefits as of December 31, 2011, if recognized, would not significantly impact the effective tax rate. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.

Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Global files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S income tax examinations by tax authorities for years before 2007.

4. Other Assets

	DECEMBER 31,
	2011	2010
Cash surrender value of life insurance policies, net of policy loans of $612 and $3,924, respectively	$21,804	$20,096
Capitalized software, net of amortization	9,863	11,982
Deferred loan costs, net of amortization	436	126
Other non-current assets	451	737

	$32,554	$32,941

The cash surrender value of Company-owned life insurance policies relates to policies maintained by Kforce on certain participants in its deferred compensation plan, which could be used to fund the related obligations (Note 10).

Kforce capitalized software purchases as well as direct costs associated with software developed for internal use of approximately $3,598 and $6,258 during 2011 and 2010, respectively. Accumulated amortization of capitalized software was $27,679 and $22,080 as of December 31, 2011 and 2010, respectively. Amortization expense of capitalized software during the years ended December 31, 2011, 2010 and 2009 was $5,716, $4,925 and $4,426, respectively.

5. Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2011, Kforce performed a review of its reporting units and concluded that KCR and HIM no longer meet the aggregation criteria due to continued economic dissimilarities in revenue and gross profit trends, thus, should be considered individual reporting units for purposes of the annual impairment test. Prior to December 31, 2011, KCR and HIM were aggregated into a single reporting unit, Health and Life Sciences (“HLS”). As a result of the disaggregation of KCR and HIM, Kforce calculated fair value for each reporting unit, excluding goodwill, to allocate the $10,397 of goodwill associated with the previously aggregated HLS reporting unit. The resulting allocation of goodwill to KCR and HIM was $5,474 and $4,923, respectively. The assumptions utilized to calculate the fair values of the KCR and HIM reporting units were similar in nature to the assumptions used to test for goodwill impairment as of December 31, 2011, which are discussed below.

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the two years ended December 31, 2011:

	Technology	Finance and Accounting	Clinical Research	Health Information Management	Health and Life Sciences	Government Solutions	Total

Balance as of January 1, 2010	$ 16,898	$ 8,006	$ —	$ —	$ 10,397	$ 102,611	$ 137,912
Adjustment	136	—	—	—	—	30	166

Balance as of December 31, 2010	$ 17,034	$ 8,006	$ —	$ —	$ 10,397	$ 102,641	$ 138,078
Adjustment of goodwill (a)	—	—	5,474	4,923	(10,397)	—	—

Balance as of December 31, 2011	$ 17,034	$ 8,006	$ 5,474	$ 4,923	$ —	$ 102,641	$ 138,078

(a)	The allocation of goodwill to the KCR and HIM reporting units is due to the disaggregation of the HLS reporting unit in 2011. See Note 14 - “Reportable Segments” for additional discussion.

Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2011 and 2010. We compared the carrying value of each of our reporting units to their estimated fair value. For the December 31, 2011 impairment assessment, Kforce estimated the fair value of the GS, KCR and HIM reporting units based on a weighting of both the income approach and the two market approaches: (i) the guideline company method and (ii) guideline transaction method. For the GS analysis as of December 31, 2011, the guideline transaction method was not weighted in determining fair value as we believed it would not yield a reliable determination of fair value due to the lack of publicly-available transactions in the marketplace that are reasonably comparable to GS. For the KCR and HIM analyses, we utilized all approaches in estimating fair value. The fair value of our Tech and FA reporting units were carried forward from prior year impairment assessments as all applicable fair value rollforward criteria were met as of December 31, 2011.

Discounted cash flows, which serve as the primary basis for the income approach, were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. A range of terminal value growth rates of 1.0% to 3.0% was used. To calculate fair value for each of the reporting units, the income approach valuation included the cash flow discount rate, representing the reporting unit’s weighted average cost of capital, of 16.0% for GS and 14.5% for both KCR and HIM. The difference in the weighted average cost of capital for GS was primarily due to the incremental forecast risk that we believe exists for this reporting unit.

As mentioned above, the market approaches consist of the (i) guideline company method and (ii) guideline transaction method. The guideline company method applied pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit to determine its value. The guideline transaction method (which was not weighted, as mentioned above, for our GS reporting unit) applied pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the KCR and HIM reporting units to determine fair value. To calculate fair values under the guideline company method, Kforce utilized enterprise value/revenue multiples ranging from 0.80 to 0.90 for GS, 0.20 to 0.25 for KCR and 0.28 to 0.35 for HIM and enterprise value/EBITDA multiples ranging from 6.0 to 8.0 for GS, 5.5 to 6.2 for KCR and 5.9 to 6.5 for HIM. Additionally, the fair value under the guideline company method included a control premium ranging from 10% to 40%, which was determined based on a review of comparative market transactions. To calculate fair values under the guideline transaction method for the KCR and HIM reporting units, Kforce utilized an enterprise value/revenue multiple of 0.26 for KCR and 0.35 for HIM and an enterprise value/EBITDA multiple of 6.5 for KCR and HIM. Kforce assigned a weighting to each of the enterprise value ratios based on the ratio that is predominately used in the marketplace to value that type of business. Publicly available information regarding the market capitalization of Kforce was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

No goodwill impairment charges resulted from the December 31, 2011 or 2010 annual impairment analyses. As of December 31, 2011, Kforce determined that the fair value of our Tech, FA, KCR, HIM and GS reporting units exceeded their carrying amounts by 52%, 81%, 68%, 60% and 9%, respectively. Because no indicators of impairment existed for the reporting units, the second step of the test to determine the implied fair value of goodwill for each reporting unit was not required.

Although the 2011 goodwill impairment analysis for GS utilized assumptions we believe to be reasonable and financial forecasts we believe to be achievable, we performed a sensitivity analysis by independently modifying the discount rate, long-term growth rate, forecasted operating results as well as the weighting between the income approach and guideline company method; none of which indicated impairment.

The following table contains a disclosure of the gross amount and accumulated impairment losses of goodwill for Tech and FA reporting units for the two years ended December 31, 2011:

	Technology			Finance and Accounting
	Gross Amount	Accumulated Impairment Losses	Carrying Value	Gross Amount	Accumulated Impairment Losses	Carrying Value

Balance as of January 1, 2010	$156,255	$(139,357)	$16,898	$19,766	$(11,760)	$8,006
Balance as of December 31, 2010	$156,391	$(139,357)	$17,034	$19,766	$(11,760)	$8,006
Balance as of December 31, 2011	$156,391	$(139,357)	$17,034	$19,766	$(11,760)	$8,006

There have been no impairment charges recognized for the KCR, HIM or GS reporting units. As a result, the carrying values of goodwill for each of the two years ended December 31, 2011 represents the gross amount of goodwill attributable to these reporting units.

Other Intangible Assets

During the three months ended June 30, 2009, Kforce performed a review of a trade name that was acquired in the 2004 acquisition of Hall, Kinion and Associates, Inc. which indicated a lack of market recognition and penetration of this trade name. We determined that the trade name’s carrying value was no longer recoverable. The fair value of the trade name was based on a relief-from-royalty model, which is considered a Level 3 input by Kforce. As a result, an impairment charge of $870 was recognized. The impairment charge is classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. There was no impairment charges recorded during the year ended December 31, 2011 and 2010.

As of December 31, 2011 and 2010, intangible assets, net in the accompanying consolidated balance sheets primarily consist of customer relationships and trademarks. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of December 31, 2011 and 2010. Customer relationships, customer contracts and other definite-lived intangibles, net of accumulated amortization, amounted to $4,395 and $5,547 as of December 31, 2011 and 2010, respectively.

Amortization expense on intangible assets for each of the three years ended December 31, 2011 was $1,152, $2,128 and $1,996, respectively. As of December 31, 2011 and 2010, accumulated amortization of intangible assets was $23,533 and $22,903, respectively. Amortization expense for 2012, 2013, 2014, 2015 and 2016 is expected to be $901, $752, $634, $634 and $457, respectively.

6. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following:

	DECEMBER 31,
	2011	2010
Accounts payable	$15,242	$18,150
Accrued liabilities	11,072	12,452

	$26,314	$30,602

Kforce utilizes a major procurement card provider to pay certain of its corporate trade payables. The balance owed to this provider for these transactions as of December 31, 2011 and 2010 was $622 and $335, respectively, and has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The cash flows associated with these transactions have been presented as a financing activity in the accompanying consolidated statement of cash flows.

7. Accrued Payroll Costs

Accrued payroll costs consisted of the following:

	DECEMBER 31,
	2011	2010
Payroll and benefits	$40,164	$38,688
Payroll taxes	9,995	10,549
Health insurance liabilities	3,489	3,548
Workers’ compensation liabilities	1,503	1,676

	$55,151	$54,461

8. Credit Facility

On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus 1.25% or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%; plus 0.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of (i) 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and (ii) $11,000. As of December 31, 2011, Kforce had availability under the Credit Facility of $35,892; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. Kforce believes the likelihood of default is remote. The Credit Facility expires September 20, 2016.

9. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	DECEMBER 31,
	2011	2010
Deferred compensation plan (Note 10)	$18,590	$19,711
Supplemental executive retirement plan (Note 10)	17,230	12,046
Supplemental executive retirement health plan (Note 10)	3,764	895
Other	2,674	2,149

	$42,258	$34,801

10. Employee Benefit Plans

Alternative Long-Term Incentive

On January 2, 2009, Kforce granted to certain executive officers an alternative long-term incentive (“ALTI”), which was initially measured over three tranches having periods of 12, 24 and 36 months, respectively. The terms specified that ultimate annual payouts could have been based on the performance of Kforce’s common stock each year relative to its peer group, as defined by the Compensation Committee, or based upon the achievement of other market conditions contained in the terms of the award.

During the quarter ended September 30, 2009, Kforce’s stock price exceeded the stock price at the date of grant by 50% for the tenth trading day. As a result of this condition being met, the ultimate annual payout for each tranche became 150% of the target. The fair value of each tranche was being recognized over the requisite service period. On December 28, 2010, the Compensation Committee of the Board of Directors approved the accelerated vesting of the third tranche of the ALTI, which resulted in the recognition of $449 of compensation expense during the quarter ended December 31, 2010. Kforce recognized total compensation expense related to the ALTI of $0, $1,563 and $2,467 for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2010, $2,685 was classified in other current liabilities, which was paid in full during January 2011.

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

Kforce accrued matching contributions of $1,701 and $1,924 for the above plans’ years ended December 31, 2011 and 2010, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held a combined 363 and 344 shares of Kforce’s common stock as of December 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Kforce’s employee stock purchase plan allows all eligible employees to purchase Kforce’s common stock at a 5% discount from its market price at the end of a rolling three-month offering period. Kforce issued 56 shares of common stock at average purchase prices of $12.64 per share during the year ended December 31, 2011. No shares were issued during the year ended December 31, 2010. Kforce issued 81 shares of common stock at average purchase prices of $7.21 per share during the year ended December 31, 2009. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.

Deferred Compensation Plan

Kforce has a Non-Qualified Deferred Compensation Plan (the “Kforce NQDC Plan”) and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (the “KGS NQDC Plan”), pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At December 31, 2011 and 2010, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $847 and $967, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $18,590 and $19,711 as of December 31, 2011 and 2010, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. Compensation expense of $1,358, $1,370 and $1,145 was recognized for the plan for the years ended December 31, 2011, 2010 and 2009, respectively.

During July 2010, Kforce received approximately $5.0 million in borrowings against the cash surrender value of its Company-owned life insurance policies. Kforce is not obligated to repay the loan or any interest that is associated with the loan, which is expected to be insignificant. However, the loan is currently being repaid with normal premium payments, which are being applied against the loan as the employee deferrals are being submitted. The cash surrender values of these Company-owned life insurance policies, $21,804 (net of policy loans of $612) and $20,096 (net of policy loans of $3,924) at December 31, 2011 and 2010, respectively, are classified in other assets, net (Note 4).

Foreign Pension Plan

Kforce maintains a foreign defined benefit pension plan for eligible employees of the Philippine branch of Global that is required by Philippine labor laws. The plan defines retirement as those employees who have attained the age of 60 and have completed at least five years of credited service. Benefits payable under the plan equate to one-half month’s salary for each year of credited service. Benefits under the plan are paid out as a lump sum to eligible employees at retirement.

The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2011, 2010 and 2009, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 7.40%, 9.93% and 10.30%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2011, 2010 and 2009 was 5.0%, 5.0% and 6.5%, respectively, and was based on historical compensation increases as well as future expectations. The Company applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the years ended December 31, 2011, 2010 and 2009, net periodic benefit cost was $189, $153 and $128, respectively.

As of December 31, 2011 and 2010, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,112 and $694, respectively, which is classified in other long-term liabilities in the accompanying consolidated balance sheets.

Supplemental Executive Retirement Plan

Kforce maintains a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain Named Executive Officers (“NEOs”). The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain our NEOs. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.

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

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2011, Kforce has assumed that all participants will elect to take the lump sum present value option.

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,

	2011	2010
Discount rate	3.25%	4.00%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	4.00%	4.00%

The following represents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2011	2010	2009
Discount rate	4.00%	4.75%	6.00%
Expected long-term rate of return on plan assets	—	—	—
Rate of future compensation increase	4.00%	4.00%	4.00%

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is also compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable and may be adjusted accordingly. This index is widely used by companies throughout the United States and is considered to be one of the preferred standards for establishing a discount rate.

Due to the SERP being unfunded as of December 31, 2011 and 2010, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and the current market conditions. The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases for its NEOs and future target compensation levels for its NEOs taking into account the NEOs’ assumed retirement date.

The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, Kforce monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.

Net Periodic Benefit Cost

The following represents the components of net periodic benefit cost for the years ended:

	DECEMBER 31,
	2011	2010	2009
Service cost	$3,248	$3,025	$2,295
Interest cost	482	395	257
Amortization of actuarial loss	76	82	—
Curtailment gain	—	—	(279)

Net periodic benefit cost	$3,806	$3,502	$2,273

Changes in Benefit Obligation

The following represents the changes in the benefit obligation for the years ended:

	DECEMBER 31,
	2011	2010
Projected benefit obligation, beginning	$12,046	$8,316
Service cost	3,248	3,025
Interest cost	482	395
Actuarial experience and changes in actuarial assumptions	1,454	310

Projected benefit obligation, ending	$17,230	$12,046

The projected benefit obligation above is classified in other long-term liabilities in the accompanying consolidated balance sheets. The present value of the accumulated benefit obligation as of December 31, 2011 and 2010 is $14,786 and $10,398, respectively.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2011. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2012.

Estimated Future Benefit Payments

Benefit payments by the SERP, which reflect the anticipated future service of participants, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2012	$—
2013	10,994
2014	—
2015	—
2016	—
2017-2021	18,335
Thereafter	15,400

Supplemental Executive Retirement Health Plan

Kforce maintains a Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirror that of the SERP, and no advance funding is required by Kforce or the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date of the plan.

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the present value of the postretirement benefit obligation at:

	DECEMBER 31,
	2011	2010
Discount rate	4.00%	5.25%
Expected long-term rate of return on plan assets	—	—

The following represents the actuarial assumptions used to determine the net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2011	2010	2009
Discount rate	5.25%	5.50%	5.50%
Expected long-term rate of return on plan assets	—	—	—

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable.

Due to the SERHP being unfunded as of December 31, 2011 and 2010, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The following represents the assumed health care cost trend rates used to determine the postretirement benefit obligations for the years ended:

	DECEMBER 31,
	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed health care cost trend rates can have a significant effect on the amounts reported for the SERHP. A one percent change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect of total of service and interest cost	$62	$(77)
Effect on postretirement benefit obligation	$639	$(806)

Net Periodic Postretirement Benefit Cost

The following represents the components of net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2011	2010	2009
Service cost	$324	$310	$149
Interest cost	47	26	35
Amortization of actuarial loss	6	3	—
Gain from changes in attribution period	—	—	(417)
Curtailment gain	—	—	(180)

Net periodic benefit (gain) cost	$377	$339	$(413)

Changes in Postretirement Benefit Obligation

The following represents the changes in the postretirement benefit obligation for the years ended:

	DECEMBER 31,
	2011	2010
Accumulated postretirement benefit obligation, beginning	$895	$411
Service cost	324	310
Interest cost	47	26
Actuarial experience and changes in actuarial assumptions	2,498	148

Accumulated postretirement benefit obligation, ending	$3,764	$895

The increase in the accumulated postretirement benefit obligation as a result of the December 31, 2011 measurement was primarily a result of a significant decrease in the discount rate, a significant increase in 2012 premiums for the underlying health insurance plan (beyond the actuarially determined estimates) and an excise tax on the excess benefit that is estimated to be provided to plan participants stemming from the Patient Protection and Affordable Care Act. The accumulated postretirement benefit obligation above has been classified in other long-term liabilities in the accompanying consolidated balance sheets.

Estimated Future Benefit Payments

Benefit payments by the SERHP, which reflect anticipated future service of the participants, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2012	$—
2013	28
2014	66
2015	72
2016	78
2017-2021	875
Thereafter	20,632

Pre-tax amounts recognized in accumulated other comprehensive income as of December 31, 2011 that have not yet been recognized as components of net periodic benefit cost for all of Kforce’s defined benefit pension and postretirement plans, including an insignificant foreign defined benefit plan, consist entirely of actuarial gains and losses arising from the actuarial experience of the plans and changes in actuarial assumptions, as follows:

	Pensions	Postretirement
Net pretax actuarial loss	$3,921	$2,644

The estimated portion of the net actuarial loss above that is expected to be recognized as a component of net periodic benefit cost in the year ending December 31, 2012 is shown below:

	Pensions	Postretirement
Recognized net actuarial loss	$189	$272

11. Fair Value Measurements

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

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired. No impairment was recognized on these assets during the year ended December 31, 2011.

12. Stock Incentive Plans

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

The Employee Incentive Stock Option Plan and Non-Employee Director Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the three years ended December 31, 2011:

	Employee Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2008	2,933	61	108	3,102	$10.26
Exercised	(615)	—	—	(615)	$9.68		$1,332
Forfeited/Cancelled	(157)	(30)	—	(187)	$10.27

Outstanding as of December 31, 2009	2,161	31	108	2,300	$10.41
Exercised	(976)	(31)	(10)	(1,017)	$8.50		$7,195
Forfeited/Cancelled	(598)	—	—	(598)	$14.74

Outstanding as of December 31, 2010	587	—	98	685	$9.47
Exercised	(349)	—	—	(349)	$8.20		$2,931
Forfeited/Cancelled	(12)	—	—	(12)	$10.75

Outstanding and Exercisable as of December 31, 2011	226	—	98	324	$10.79

The following table summarizes information about employee and director stock options under all of the plans mentioned above as of December 31, 2011:

	OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$0.00 - $4.37	—	—	$—	$—
$4.38 - $8.96	39	2.34	$8.37	154
$9.36 - $14.45	285	3.80	$11.12	423

	324	3.63	$10.79	$577

No compensation expense was recorded during the years ended December 31, 2011 and 2010 as a result of the grant date fair value having been fully amortized as of December 31, 2009. During the year ended December 31, 2009, Kforce recognized compensation expense of $127.

Stock Appreciation Rights

Although no such requirement exists, SARs are generally granted (if any) on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied. There were no SARs granted during the three years ended December 31, 2011.

The following table presents the activity for the three years ended December 31, 2011:

	Number of SARs	Weighted Average Exercise Price Per SAR	Total Intrinsic Value of SARs Exercised

Outstanding as of December 31, 2008	830	$11.04
Forfeited/Cancelled	(28)	$10.32

Outstanding as of December 31, 2009	802	$11.07
Exercised	(633)	$11.27	$3,241

Outstanding as of December 31, 2010	169	$10.32
Exercised	(169)	$10.32	$1,278

Outstanding and Exercisable as of December 31, 2011	—	$10.32

No compensation expense was recognized during the three years ended December 31, 2011 due to the grant date fair value being fully amortized as of December 31, 2008.

Performance Accelerated Restricted Stock

PARS are periodically granted to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during 2011 will cliff vest three years from the grant date. However, vesting is accelerated if Kforce’s closing stock price exceeds the stock price at the date of grant by a pre-established percentage (which has historically ranged from 40 - 50%) for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied.

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

Certain PARS granted during 2011 are subject to forfeiture based upon the level of attainment of performance conditions established by the Compensation Committee. Vesting for these PARS may not occur until the Compensation Committee of the Board has certified the level of attainment of the performance conditions. In February 2012, the Compensation Committee of the Board certified 2011 performance measures, which resulted in the forfeiture of approximately 393 PARS and was consistent with estimated forfeitures during 2011 that was used for compensation expense recognition purposes.

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2011:

	Number of PARS	Weighted Average Grant Date Fair Value	Total Intrinsic Value of PARS Vested

Outstanding as of December 31, 2008	297	$13.30
Granted	591	$7.62
Vested	(591)	$7.62	$6,582
Forfeited	(20)	$13.21

Outstanding as of December 31, 2009	277	$13.31
Granted	1,228	$12.79
Vested	(69)	$13.31	$914
Forfeited	—	$—

Outstanding as of December 31, 2010	1,436	$12.87
Granted	1,569	$16.37
Vested	(69)	$13.31	$1,024
Forfeited	—	$—

Outstanding as of December 31, 2011	2,936	$14.73

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the derived service period, which is determined using a lattice model.

During the years ended December 31, 2011, 2010 and 2009, Kforce recorded compensation expense of approximately $10,701, $4,931 and $5,481, respectively. As of December 31, 2011, there was $20,158 of unrecognized compensation expense related to PARS, which will be recognized over a weighted average remaining period of 1.89 years.

Restricted Stock

RS is periodically granted to certain Kforce executives and Kforce’s Board and, for Kforce’s executives, is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the years ended December 31, 2011, 2010 and 2009 had vesting terms ranging from two to six years.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2011:

	Number of RS	Weighted Average Grant Date Fair Value	Total Intrinsic Value of RS Vested

Outstanding as of December 31, 2008	578	$8.96
Granted	35	$9.74
Vested	(209)	$8.46	$1,619
Forfeited	(59)	$9.93

Outstanding as of December 31, 2009	345	$9.17
Granted	199	$12.77
Vested	(82)	$9.36	$1,093
Forfeited	—	$—

Outstanding as of December 31, 2010	462	$10.68
Granted	35	$13.78
Vested	(99)	$10.09	$1,568
Forfeited	—	$—

Outstanding as of December 31, 2011	398	$11.10

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

During the years ended December 31, 2011, 2010 and 2009, Kforce recorded compensation expense of approximately $1,275, $1,105 and $763, respectively. As of December 31, 2011, there was $2,809 of unrecognized compensation expense related to RS, which will be recognized over a weighted average remaining period of 2.85 years.

13. Commitments and Contingencies

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require Kforce to pay taxes, insurance and maintenance costs, in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
Capital leases
Present value of payments	$1,563	$862	$455	$214	$78	$—	$3,172
Interest	243	173	67	34	13	—	530

Capital lease payments	$1,806	$1,035	$522	$248	$91	$—	$3,702

Operating leases
Facilities	$5,942	$3,957	$1,769	$109	$19	$36	$11,832
Furniture and equipment	16	—	—	—	—	—	16

Total operating leases	$5,958	$3,957	$1,769	$109	$19	$36	$11,848

Total leases	$7,764	$4,992	$2,291	$357	$110	$36	$15,550

The present value of the minimum lease payments for capital lease obligations has been classified in other current liabilities and long-term debt – other, according to their respective maturities. Rental expense under operating leases was $6,027, $7,684 and $9,951 for the years ended December 31, 2011, 2010 and 2009, respectively.

Purchase Commitments

Kforce has entered into various commitments including, among others, a compensation software hosting and licensing arrangement, contracts with resorts to host our annual employee incentive trips in 2012 and 2013, and a commitment for data center fees for certain of our information technology applications. As of December 31, 2011, these commitments amounted to approximately $12,702 and are expected to be paid as follows: $6,983 in 2012; $4,530 in 2013; $1,065 in 2014 and $124 in 2015.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2011, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2,663, and for facility lease deposits totaling $330.

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

On June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against a class of individuals because of their age by harassing and terminating them and discriminated against another class of individuals because of their age by denying them employment, in violation of the Age Discrimination in Employment Act of 1967. Kforce believes it has meritorious defenses to the EEOC’s allegations. The EEOC has invited Kforce to participate in conciliation efforts, and Kforce has accepted the invitation. At this stage of the matter, it is not feasible to predict the outcome or a range of loss, should a loss occur, and accordingly, no amounts have been provided in the accompanying consolidated financial statements.

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

Kforce is not aware of any litigation that would reasonably be expected to have a material effect on its results of operations, its cash flows or its financial condition.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2011 was approximately $62,368 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good reason following a change in control and $13,933 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good reason in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

14. Reportable Segments

Kforce’s reportable segments are as follows: (i) Tech, (ii) FA, (iii) KCR, (iv) HIM and (v) GS. This determination was supported by, among others: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of the segment’s operations and information presented to the Board of Directors.

As of December 31, 2011, Kforce performed a review of its operating segments and concluded that KCR and HIM met the criteria to be considered separate operating segments, because of the manner in which resource allocations and decisions are made by Kforce’s chief operating decision maker. Furthermore, it was determined that KCR and HIM may not be aggregated together as one reportable operating segment because, among other factors, of the two businesses exhibiting economic dissimilarities over the last several quarters. In addition, the operating environments in which these businesses operate are expected to continue to yield economically dissimilar results, specifically related to revenue and gross profit trends. Prior to December 31, 2011, KCR and HIM were components within one operating segment, HLS.

Historically, and through our year ended December 31, 2011, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. The following table provides, which has been restated for 2010 and 2009 to reflect KCR and HIM as reportable segments, information concerning the operations of our segments for the three years ended December 31:

	Technology	Finance and Accounting	Clinical Research	Health Information Management	Government Solutions	Total
2011
Net service revenues
Flexible billings	$606,238	$194,359	$105,147	$68,181	$92,449	$1,066,374
Search fees	17,774	25,216	1,025	530	—	44,545

Total revenue	$624,012	$219,575	$106,172	$68,711	$92,449	$1,110,919
Gross profit	$182,862	$82,028	$28,556	$24,476	$28,381	$346,303
2010
Net service revenues
Flexible billings	$522,220	$165,831	$103,282	$56,965	$103,132	$951,430
Search fees	16,346	21,365	868	798	—	39,377

Total revenue	$538,566	$187,196	$104,150	$57,763	$103,132	$990,807
Gross profit	$159,983	$70,811	$28,568	$19,846	$33,206	$312,414
2009
Net service revenues
Flexible billings	$457,544	$146,186	$107,535	$55,946	$114,523	$881,734
Search fees	10,280	16,670	493	959	—	28,402

Total revenue	$467,824	$162,856	$108,028	$56,905	$114,523	$910,136
Gross profit	$133,906	$61,836	$28,749	$20,507	$40,981	$285,979

15. Quarterly Financial Data (Unaudited)

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2011
Net service revenues	$262,388	$273,989	$288,991	$285,551
Gross profit	78,513	86,648	92,038	89,104
Net income	4,840	6,785	8,446	7,085
Earnings per share-basic	$0.12	$0.17	$0.23	$0.21
Earnings per share-diluted	$0.12	$0.17	$0.22	$0.20
2010
Net service revenues	$226,656	$246,137	$259,519	$258,495
Gross profit	68,145	78,395	83,465	82,409
Net income	2,708	5,144	6,444	6,338
Earnings per share-basic	$0.07	$0.13	$0.16	$0.16
Earnings per share-diluted	$0.07	$0.13	$0.16	$0.16

During the third and fourth quarters of 2010, Kforce reduced the allowance for doubtful accounts, fallouts and other accounts receivable reserves by $720 and $1,470, respectively, which were recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income. The reductions resulted from evidence gathered during an ongoing analysis performed on various factors including recent trends, specific analysis of significant receivable balances that are past due, concentration of receivables and the current state of the U.S. economy.

Additionally, during the third quarter of 2010, Kforce recorded an accrual in the amount of $1,850 as a preliminary settlement amount for an existing class action lawsuit alleging misclassification of California Account Managers. During the fourth quarter of 2010, an additional amount of $676 was recorded increasing the accrual for the settlement, which is subject to final court approval, to $2,526. The amounts recorded in the third and fourth quarters were both recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

16. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the year ended December 31:

	2011	2010	2009
Cash paid during the period for:
Income taxes, net	$8,747	$13,345	$10,310
Interest, net	$838	$739	$830

Non-Cash Transaction Information:
Tax benefit from disqualifying dispositions of stock options and restricted stock	$145	$322	$162
Shares tendered in payment of exercise price of stock options and SARs	$2,401	$6,705	$2,172
Common Stock transactions:
Employee stock purchase plan	$705	$—	$586
Equipment acquired under capital leases	$1,166	$2,111	$1,088

Cash used in connection with acquisitions, net:
Acquisition costs	$—	$—	$109

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2011.

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers, and employees as well as consultants, agents and other representatives retained by the Kforce. This code is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of the Code of Ethics and Business Conduct will be posted on our website at the above address.

Item 11.	Executive Compensation.

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2011.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2011.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The list of consolidated financial statements, and related notes thereto, along with the independent auditors’ report are set forth in Part IV of this report in the Index to Consolidated Financial Statements and Schedule presented below.

2. Consolidated Financial Statement Schedule. The consolidated financial statement schedule of Kforce is included in Part IV of this report on the page indicated by the Index to Consolidated Financial Statements and Schedule presented below. This financial statement schedule should be read in conjunction with the Consolidated Financial Statements and related notes thereto of Kforce.

Schedules not listed in the Index to Consolidated Financial Statements and Schedule have been omitted because they are not applicable, not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits. See Item 15(b) below.

(b)	Exhibits. The exhibits listed on the Exhibit Index are incorporated by reference into this Item 15(b) and are a part of this report.

KFORCE INC. AND SUBSIDIARIES

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2009	$6,370	42	(160)	352	$6,604
	2010	$6,604	(2,632)	185	(136)	$4,021
	2011	$4,021	(1,103)	166	(627)	$2,457

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income.
(b)	Deductions include write-offs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts, fallouts and other accounts receivables reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: March 8, 2012	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2012	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2012	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: March 8, 2012	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: March 8, 2012	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: March 8, 2012	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: March 8, 2012	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Vice Chairman and Director

Date: March 8, 2012	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: March 8, 2012	By:	/s/ PATRICK D. MONEYMAKER
Patrick D. Moneymaker
Director

Date: March 8, 2012	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: March 8, 2012	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: March 8, 2012	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: March 8, 2012	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman and Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on February 7, 2007.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Form of Indenture, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

9.1	Form of Parent Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

9.2	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant, incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

10.1	Third Amended and Restated Credit Agreement, dated September 20, 2011, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on September 23, 2011.

10.2*	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.3*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.4*	Employment Agreement, dated as of December 31, 2006, between the Registrant and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.5*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.6*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

Exhibit Number	Description

10.7*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.8*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.9*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.10*	Employment Agreement, dated as of July 1, 2003, between the Registrant and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.11*	Amendment to Employment Agreement, dated as of December 30, 2008, between Kforce Inc. and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.12*	Employment Agreement, dated as of October 2, 2009, between Kforce Inc. and Randy Marmon, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 8, 2009.

10.13	Administrative Agreement, dated as of December 29, 2009, between and among Kforce Government Solutions, Inc., on behalf of itself, Kforce Global Solutions, Inc., and Bradson Corporation and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 30, 2009.

10.14*	Kforce Inc. 2006 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-168529) filed with the SEC on August 4, 2010.

10.15*	Employment Agreement, dated as of June 1, 2011, between the Registrant and Richard M. Cocchiaro, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on August 4, 2011.

10.16*	Form of Restricted Stock Award Agreement, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 4, 2011.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The Consolidated Financial Statements and Schedule listed in Part IV, Item 15 of this Form 10-K are formatted in XBRL. The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

*	Management contract or compensatory plan or arrangement.