Form 10-Q
period 2012-03-31
KFORCE INC
filed 2012-05-07
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2012, was 36,844,195.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2012

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.

This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the economic environment, developments within the staffing sector including, but not limited to, the penetration rate and growth in temporary staffing, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net service revenues	$268,350	$236,359
Direct costs of services	187,525	164,925

Gross profit	80,825	71,434
Selling, general and administrative expenses	108,115	63,577
Depreciation and amortization	2,882	3,303

(Loss) income from operations	(30,172)	4,554
Other expense, net	392	300

(Loss) income from continuing operations before income taxes	(30,564)	4,254
Income tax (benefit) expense	(12,837)	1,451

(Loss) income from continuing operations	(17,727)	2,803
Income from discontinued operations, net of taxes	21,803	2,037

Net income	4,076	4,840
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	74	22

Comprehensive income	$4,150	$4,862

Earnings (loss) per share – basic:
From continuing operations	$(0.51)	$0.07
From discontinued operations	0.63	0.05

Earnings per share – basic	$0.12	$0.12

Earnings (loss) per share – diluted:
From continuing operations	$(0.51)	$0.07
From discontinued operations	0.63	0.05

Earnings per share – diluted	$0.12	$0.12

Weighted average shares outstanding – basic	34,703	39,836

Weighted average shares outstanding – diluted	34,703	40,897

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$862	$939
Trade receivables, net of allowances of $2,835 and $2,457, respectively	173,125	174,764
Income tax refund receivable	3,356	250
Deferred tax assets, net	5,096	4,694
Prepaid expenses and other current assets	14,562	5,592

Total current assets	197,001	186,239
Fixed assets, net	35,271	36,124
Other assets, net	33,065	32,554
Deferred tax assets, net	5,106	10,042
Intangible assets, net	6,398	6,635
Goodwill	132,568	138,078

Total assets	$409,409	$409,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$31,980	$26,314
Accrued payroll costs	69,315	55,151
Other current liabilities	11,161	1,463
Income taxes payable	1,272	236

Total current liabilities	113,728	83,164
Long-term debt – credit facility	—	49,526
Long-term debt – other	1,295	1,609
Other long-term liabilities	44,483	42,258

Total liabilities	159,506	176,557

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,440 and 68,566 issued, respectively	685	686
Additional paid-in capital	400,414	372,212
Accumulated other comprehensive loss	(3,976)	(4,050)
Retained earnings	93,211	89,135
Treasury stock, at cost; 31,687 and 30,644 shares, respectively	(240,431)	(224,868)

Total stockholders’ equity	249,903	233,115

Total liabilities and stockholders’ equity	$409,409	$409,672

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2012
Common stock – shares:
Shares at beginning of period	68,566
Issuance of restricted stock, net of forfeitures	(143)
Exercise of stock options	17

Shares at end of period	68,440

Common stock – par value:
Balance at beginning of period	$686
Issuance of restricted stock, net of forfeitures	(1)
Exercise of stock options	—

Balance at end of period	$685

Additional paid-in capital:
Balance at beginning of period	$372,212
Issuance of restricted stock, net of forfeitures	1
Exercise of stock options	183
Income tax benefit from stock-based compensation	1,804
Employee stock purchase plan	62
Stock-based compensation expense	26,152

Balance at end of period	$400,414

Accumulated other comprehensive loss:
Balance at beginning of period	$(4,050)
Pension and postretirement plans, net of tax	74

Balance at end of period	$(3,976)

Retained earnings:
Balance at beginning of period	$89,135
Net income	4,076

Balance at end of period	$93,211

Treasury stock – shares:
Shares at beginning of period	30,644
Repurchases of common stock	1,046
Shares tendered in payment of the exercise price of stock options	11
Employee stock purchase plan	(14)

Shares at end of period	31,687

Treasury stock – cost:
Balance at beginning of period	$(224,868)
Repurchases of common stock	(15,506)
Shares tendered in payment of the exercise price of stock options	(161)
Employee stock purchase plan	104

Balance at end of period	$(240,431)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$4,076	$4,840
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Gain on sale of discontinued operations	(36,624)	—
Deferred income tax provision, net	4,493	—
Depreciation and amortization	2,955	3,336
Stock-based compensation	25,649	2,821
Provision for (recovery of) bad debts on accounts receivable and other accounts receivable reserves	1,064	(911)
Pension and postretirement benefit plans expense	1,132	1,099
Deferred compensation liability increase, net	1,729	838
Tax benefit attributable to stock-based compensation	1,804	1,162
Excess tax benefit attributable to stock-based compensation	(1,789)	(826)
Gain on cash surrender value of Company-owned life insurance policies	(1,359)	(626)
Other	50	45
(Increase) decrease in operating assets:
Trade receivables, net	(16,462)	(13,733)
Income tax refund receivable	(3,106)	4,077
Prepaid expenses and other current assets	(1,319)	(1,632)
Other assets, net	13	6
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	15,966	47
Accrued payroll costs	3,646	(1,075)
Income taxes payable	1,037	980
Other long-term liabilities	(482)	(4,074)

Cash provided by (used in) operating activities	2,473	(3,626)

Cash flows from investing activities:
Capital expenditures	(959)	(1,589)
Proceeds from disposition of business	48,326	—
Premiums paid for company-owned life insurance policies	(1,069)	(1,216)
Other	—	1

Cash provided by (used in) investing activities	46,298	(2,804)

Cash flows from financing activities:
Proceeds from bank line of credit	92,851	115,620
Payments on bank line of credit	(142,377)	(101,105)
Short-term vendor financing	(8)	77
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	22	68
Excess tax benefit attributable to stock-based compensation	1,789	826
Repurchases of common stock	(623)	(9,269)
Payments of capital expenditure financing	(502)	(394)

Cash (used in) provided by financing activities	(48,848)	5,823

Decrease in cash and cash equivalents	(77)	(607)

Cash and cash equivalents at beginning of period	939	1,055

Cash and cash equivalents at end of period	$862	$448

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes, net	$978	$(3,406)
Interest, net	$266	$181
Non-Cash Transaction Information:
Employee stock purchase plan	$166	$138
Equipment acquired under capital leases	$—	$115
Shares tendered in payment of the exercise price of stock options	$161	$2,389
Unsettled repurchases of common stock	$14,883	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida as well its 63 field offices, which are located throughout the United States (the “U.S.”). One of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for both the three months ended March 31, 2012 and 2011 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2012, our results of operations and cash flows for the three months ended March 31, 2012. The data in the condensed consolidated balance sheet as of December 31, 2011 was derived from our audited consolidated balance sheet as of December 31, 2011, as presented in our 2011 Annual Report on Form 10-K.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Kforce Inc. and its wholly-owned subsidiaries. References in this document to “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: accounting for goodwill and identifiable intangible assets and any related impairment; stock-based compensation; obligations for pension and postretirement benefit plans; expected annual commission rates; self-insured liabilities for workers’ compensation and health insurance; allowance for doubtful accounts, fallouts and other accounts receivable reserves and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2012	2011
Numerator:
(Loss) income from continuing operations	$(17,727)	$2,803
Income from discontinued operations, net of tax	21,803	2,037

Net income	$4,076	$4,840

Denominator:
Weighted average shares outstanding – basic	34,703	39,836
Common stock equivalents	—	1,061

Weighted average shares outstanding – diluted	34,703	40,897

Earnings (loss) per share – basic:
From continuing operations	$(0.51)	$0.07
From discontinued operations	0.63	0.05

Earnings per share – basic	$0.12	$0.12

Earnings (loss) per share – diluted
From continuing operations	$(0.51)	$0.07
From discontinued operations	0.63	0.05

Earnings per share – diluted	$0.12	$0.12

For the three months ended March 31, 2011, there were no shares of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. Given that Kforce had a loss from continuing operations for the three months ended March 31, 2012, each of the calculations of diluted earnings (loss) per share from continuing operations, discontinued operations and net income is computed using basic weighted average common shares outstanding.

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

Note B – Discontinued Operations

On March 17, 2012, Kforce entered into a Stock Purchase Agreement (the “SPA”) to sell all of the issued and outstanding stock of Kforce Clinical Research, Inc. (“KCR”) to inVentiv Health, Inc. (“Purchaser”). On March 31, 2012 (“Closing Date”), the Firm closed the sale of KCR to the Purchaser for a total cash purchase price of $50,000, subject to a post-closing working capital adjustment.

In connection with the closing of the sale, Kforce entered into a Transition Services Agreement (“TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 18 months from the closing date. The fees for most of these services will be generally equivalent to Kforce’s cost, and additional services may be provided at negotiated rates.

Although the services provided under the TSA generate continuing cash flows between Kforce and the Purchaser, the amounts are not considered to be direct cash flows of the discontinued operation nor are they significant to the ongoing operations of either entity. Kforce has no contractual ability through the TSA, SPA or any other agreement to significantly influence the operating or financial policies of the Purchaser. As a result, Kforce has no significant continuing involvement in the operations of KCR and, as such, has classified such operating results as discontinued operations.

In accordance with the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $375 although this deductible does not apply to certain losses. Kforce’s obligations under the indemnification provisions of the SPA shall, with the exception of certain items, cease 18 months from the Closing Date and are limited to an aggregate of $5,000 although this cap does not apply to certain losses. Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of March 31, 2012.

The financial results of KCR have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The following summarizes the results from discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net service revenues	$29,649	$26,029
Direct costs of services and operating expenses	26,444	22,645

	3,205	3,384
Gain on sale of discontinued operations	36,624	—

Income from discontinued operations, before income taxes	39,829	3,384
Income tax expense	18,026	1,347

Income from discontinued operations, net of income taxes	$21,803	$2,037

Included in the gain on sale of discontinued operations are transaction expenses, which primarily include commissions, legal fees and transaction bonuses totaling $2,173. As of March 31, 2012, transaction expenses accrued and unpaid amounted to $1,501, which are expected to be paid during the second quarter ending June 30, 2012, and have been classified in accounts payable and other accrued liabilities and accrued payroll costs, as applicable, in the accompanying unaudited condensed consolidated balance sheet. As of December 31, 2011, accounts receivable pertaining to discontinued operations of $13,692 were outstanding , accounts payable and other accrued liabilities pertaining to discontinued operations of $862 were outstanding and accrued payroll costs of $4,698 pertaining to discontinued operations were outstanding. The assets and liabilities pertaining to the discontinued operations of KCR as of the closing date were sold to or assumed by the Purchaser. Kforce does not currently anticipate incurring any significant costs related to discontinued operations above costs to service the TSA in future periods.

Kforce utilized the cash proceeds from the sale of KCR to reduce outstanding borrowings under the Third Amended and Restated Credit Agreement that it entered into on September 20, 2011 with a syndicate led by Bank of America, N.A., and as was amended on March 30, 2012 (the “Credit Facility”).

Acceleration of Equity Awards

In connection with the disposition of KCR as described above, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting for tax planning purposes of substantially all of the outstanding and unvested RS, PARS and alternative long-term incentive awards (“ALTI”) effective March 31, 2012. The Firm will recognize a tax benefit from the acceleration of the vesting of RS, PARS and ALTI. The acceleration resulted in the recognition of previously unrecognized compensation expense during the quarter ended March 31, 2012 of $31,297, which includes $784 of payroll taxes. This expense has been classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

Note C – Commitments and Contingencies

Litigation

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the Court during the three months ended June 30, 2011 in the amount of $2,526, which is recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

On June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against a class of individuals because of their age by harassing and terminating them and discriminated against another class of individuals because of their age by denying them employment, in violation of the Age Discrimination in Employment Act of 1967. Kforce believes it has meritorious defenses to the EEOC’s allegations. As disclosed in our previous filings with the SEC, the EEOC invited Kforce to participate in conciliation efforts, and Kforce accepted the invitation. Based upon the recent progress of conciliation efforts, we believe that a negotiated resolution is likely. Therefore, we have recorded a liability of $1,550 for the anticipated settlement. In addition, we have also recognized an asset of approximately $800 representing the expected insurance recovery associated with this loss contingency.

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

Kforce is not aware of any litigation that would reasonably be expected to have a material effect on its unaudited results of operations, its cash flows or its financial condition.

Tax Audits

During the three months ended March 31, 2012, Kforce was audited by state taxing authorities for sales, income and gross receipts taxes, which in some cases covered multiple years. Based on all available information as of March 31, 2012 and in consultation with our tax advisors, we believe an assessment by the taxing authorities is probable and have estimated the exposure to be approximately $1,900, which has been accrued and classified in accounts payable and other accrued liabilities within the unaudited condensed consolidated balance sheet as of March 31, 2012.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2012 was approximately $62,265 if all of the employees under contract were terminated without good cause by the employer or if the employees resigned for good reason following a change in control. Kforce’s liability at March 31, 2012 was approximately $12,892 if all of the employees under contract were terminated by Kforce without good cause or if the employees resigned for good reason in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note D – Employee Benefit Plans

Alternative Long-Term Incentive

On January 3, 2012, Kforce granted to certain executive officers an ALTI, which was to be initially measured over three tranches having periods of 12, 24, and 36 months. The terms of the grants specified that the ultimate annual payouts will be based on: (a) the performance of Kforce’s common stock each year relative to its peer group, as defined by the Compensation Committee, or (b) based upon the achievement of other market conditions contained in the terms of the award.

As discussed within Note B “Discontinued Operations”, the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. During the three months ended March 31, 2012, Kforce recognized total compensation expense related to the ALTI of $9,805, which approximated the grant date fair value. This amount is classified in other current liabilities within the unaudited condensed consolidated balance sheet as of March 31, 2012 and was paid in April 2012.

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

The net periodic benefit cost recognized for the three months ended March 31, 2012 and 2011 was based upon the actuarial valuation at the beginning of the respective fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2011 and 2010, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 7.4% and 9.9%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of both December 31, 2011 and 2010 was 5.0%, and was based on historical compensation increases as well as future expectations. Kforce applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the three months ended March 31, 2012 and 2011, net periodic benefit cost was $94 and $51, respectively.

As of March 31, 2012 and December 31, 2011, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,200 and $1,112, respectively, which is classified in other long-term liabilities.

Supplemental Executive Retirement Plan

Kforce maintains a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain Named Executive Officers (“NEOs”). The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain our NEOs. The SERP is a non-qualified benefit plan and does not include elective deferrals of NEOs’ compensation.

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

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the NEO or 10-year annuity, as elected by the NEO upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation, Kforce has assumed that all participants will elect to take the lump sum present value option.

The following represents the components of net periodic benefit cost for the three months ended:

	Three Months Ended March 31,
	2012	2011
Service cost	$522	$812
Interest cost	140	120
Amortization of loss	40	19

Net periodic benefit cost	$702	$951

The net periodic benefit cost recognized for the three months ended March 31, 2012 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2011. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2012. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2012.

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

The following represents the components of net periodic postretirement benefit cost for the three months ended:

	Three Months Ended March 31,
	2012	2011
Service cost	$230	$81
Interest cost	38	12
Amortization of loss	67	1

Net periodic benefit cost	$335	$94

The net periodic post-retirement benefit cost recognized for the three months ended March 31, 2012 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2011.

Deferred Compensation Plan

In March 2012, Kforce surrendered certain of its Company-owned life insurance policies within its deferred compensation plan having a cash surrender value of approximately $8,037. The proceeds associated with the surrendered policies were reinvested in bond mutual funds. The bond mutual funds are considered to be a Level 1 in the fair value hierarchy. The fair value of the bond mutual funds and the cash surrender value of the Company-owned life insurance policies as of March 31, 2012 are recorded in Other assets, net in the accompanying unaudited condensed consolidated balance sheet. Earnings attributable to the investment in bond mutual funds during the three months ended March 31, 2012 were not significant.

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

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the three months ended March 31, 2012:

	Employee Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2011	226	98	324	$10.79
Exercised	(16)	—	(16)	$11.00	$56
Forfeited/Cancelled	—	—	—	$—

Outstanding and Exercisable as of March 31, 2012	210	98	308	$10.78

No compensation expense was recorded during the three months ended March 31, 2012 or 2011. As of March 31, 2012, there was no unrecognized compensation cost related to non-vested options.

Performance Accelerated Restricted Stock

PARS are periodically granted to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the three months ended March 31, 2012 contain a graded vesting provision over a period of three years from the date of grant. However, vesting is accelerated if Kforce’s closing stock price exceeds the stock price at the date of grant by a pre-established percentage (which has historically ranged from 40—50%) for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied.

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three months ended March 31, 2012:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	2,936	$14.73
Granted	250	$12.76
Forfeited	(393)	$16.37
Vested	(2,738)	$14.59

Outstanding as of March 31, 2012	55	$14.02

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized over a graded vesting schedule of three years with 33% of the shares vesting after 1st, 2nd and 3rd anniversary of the grant date.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the PARS, effective March 31, 2012. The remaining unvested awards vested 30 days subsequent to the closing date of the divestiture of KCR. As a result of the acceleration, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $20,164 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to PARS of $23,344 and $2,514 during the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock

RS is periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three months ended March 31, 2012:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	398	$11.10
Granted	—	$—
Vested	(398)	$11.10

Outstanding as of March 31, 2012	—	$—

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of all outstanding and unvested long-term incentives, including the RS, effective March 31, 2012. As a result, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $1,994 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to RS of $2,808 and $307 during the three months ended March 31, 2012 and 2011, respectively.

Note F – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the three months ended March 31, 2012:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2011	$138,078	$6,635	$144,713
Disposition of KCR	(5,510)	—	(5,510)
Amortization of intangible assets	—	(237)	(237)

Balance as of March 31, 2012	$132,568	$6,398	$138,966

As of March 31, 2012 and December 31, 2011, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of March 31, 2012 and December 31, 2011. All of the other intangible assets, net represented less than 5% of total assets.

As of March 31, 2012 and December 31, 2011, accumulated amortization for intangible assets was $23,771 and $23,533, respectively. The estimated remaining amortization expense is $664 for 2012, $752 for 2013, $634 for 2014, $634 for 2015 and $457 for 2016.

Note G – Reportable Segments

Kforce’s reportable segments are: (i) Tech; (ii) FA; (iii) HIM and (iv) GS. This determination was supported by, among others: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of the segment’s operations and information presented to the Board of Directors. Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Historically, and for the three months ended March 31, 2012, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States.

The following table has been updated to reflect the disposition of KCR. As described in Note B “Discontinued Operations,” all revenues and gross profit associated with the discontinued operation have been recorded within income from discontinued operations, net of tax in the unaudited condensed consolidated statement of operations and comprehensive income. The following table provides information concerning the continuing operations of our segments for the three months ended March 31, 2012 and 2011:

	Tech	FA	HIM	GS	Total
Three Months Ended March 31:
2012
Net service revenues:
Flexible billings	$160,394	$54,638	$19,322	$22,988	$257,342
Search fees	5,261	5,618	129	—	11,008

Total net service revenues	$165,655	$60,256	$19,451	$22,988	$268,350

Gross profit	$45,800	$21,501	$6,494	$7,030	$80,825
2011
Net service revenues:
Flexible billings	$139,413	$47,865	$15,927	$23,353	$226,558
Search fees	3,767	5,967	67	—	9,801

Total net service revenues	$143,180	$53,832	$15,994	$23,353	$236,359

Gross profit	$40,246	$19,027	$5,327	$6,834	$71,434

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three months ended March 31, 2012.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2012 and 2011, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. See Note B – “Discontinued Operations” to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2012 include activity relating to KCR as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to KCR, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and for the three months ended March 31, 2012, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the three months ended March 31, 2012 increased 13.5% to $268.4 million from $236.4 million in the comparable period in 2011.

•	Flex revenues for the three months ended March 31, 2012 increased 13.6% to $257.3 million from $226.6 million in the comparable period in 2011.

•

Flex gross profit margin for the three months ended March 31, 2012 decreased 10 basis points to 27.1% from 27.2% in the comparable period in 2011, primarily as a result of an increase in payroll taxes, particularly unemployment taxes. Also, as disclosed in Note C – “Commitments and Contingencies,” Kforce accrued a liability of $1.9 million during the three months ended March 31, 2012 related to audits by state taxing authorities, which negatively impacted Flex gross profit margin by 50 basis points for the three months ended March 31, 2012.

•

During the three months ended March 31, 2012, Kforce Inc. sold all of the issued and outstanding stock of KCR for a total purchase price of $50.0 million, subject to certain post-closing working capital adjustments. Proceeds from the sale of KCR were used to reduce outstanding borrowings under the Credit Facility. As a result, there were no outstanding borrowings under the Credit Facility as of March 31, 2012 as compared to $49.5 million as of December 31, 2011.

•

Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the three months ended March 31, 2012 increased to 40.3% from 26.9% in the comparable period in 2011. This increase was primarily a result of the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012.

•	Net income decreased 15.8% to $4.1 million for the three months ended March 31, 2012 from $4.8 million in the comparable period in 2011.

•

Earnings per share from continuing operations for the three months ended March 31, 2012 decreased to a loss of $0.51 from earnings of $0.07 in the comparable period in 2011, which was primarily a result of the items impacting SG&A, as described above.

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

Please refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more detailed discussion of our significant accounting policies and critical accounting estimates.

NEW ACCOUNTING STANDARDS

See the “New Accounting Standards” section within Note A, Summary of Significant Accounting Policies, of the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

Net service revenues for the three months ended March 31, 2012 and 2011 were $268.4 million and $236.4 million, respectively, which represents an increase of 13.5%. The increase was primarily due to our Tech (which represents approximately 62% of our total net service revenues) and FA segments (which represents approximately 23% of our net service revenues), which had year-over-year increases in net service revenues of 15.7% and 11.9%, respectively. Net service revenues for HIM increased 21.6% while our GS segment experienced a 1.6% decline in net service revenues during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Search revenues increased 12.3% on a year-over-year basis.

Flex gross profit margins decreased 10 basis points to 27.1% compared to 27.2% for the three months ended March 31, 2012 and 2011, respectively. Kforce experienced increases in Flex gross profit margins for the FA and GS segments of 180 and 130 basis points, respectively, on a year-over-year basis. The decreases in both Tech and HIM Flex gross profit margins of 90 and 10 basis points, respectively, were primarily attributable to the recording of a contingent liability of $1.9 million ($1.4 million impact to gross profit; $0.5 million impact to SG&A) related to sales, income and gross receipts tax audits in the first quarter of 2012 and an increase in payroll taxes, particularly unemployment taxes. SG&A expenses as a percentage of net service revenues were 40.3% and 26.9% for the three months ended March 31, 2012 and 2011, respectively. The increase in SG&A expenses as a percentage of net service revenues was primarily the result of the acceleration of substantially all of the outstanding and unvested PARS, RS and ALTI awards on March 31, 2012, which resulted in the recognition of incremental compensation expense of $31.3 million, including payroll taxes, during the three months ended March 31, 2012.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continue to improve during 2012 on a sequential basis based on data published by the Bureau of Labor Statistics (“BLS”). The penetration rate (the percentage of temporary staffing to total employment) remained unchanged from December 2011. Economic forecasters estimate that the penetration rate could surpass the prior peak of 2.03% reached in April 2000 by 2016. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 8.2% as of March 2012, non-farm payroll expanded by 120,000 jobs in March 2012. Additionally, non-farm payroll growth has remained positive for 18 consecutive months through March 2012. If the penetration rate of temporary staffing experiences growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) further developing and optimizing our National Recruiting Center (“NRC”) and Strategic Accounts teams in support of our field operations; (ii) restructuring both our back office and field operations under our Shared Services program, which focuses on process improvement, centralization, technology infrastructure and outsourcing; (iii) upgrading our corporate systems (primarily our front-end systems) with a focus in 2011 on job order prioritization and (iv) making other technology investments designed to increase the performance of our corporate and field associates. We believe that these investments have increased our operating efficiency, enabling us to be more responsive to our clients and have provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations for the three months ended March 31:

	2012	2011
Net Service Revenues by Segment:
Tech	61.7%	60.6%
FA	22.5	22.8
HIM	7.2	6.7
GS	8.6	9.9

Net service revenues	100.0%	100.0%

Revenue by Time:
Flex	95.9%	95.9%
Search	4.1	4.1

Net service revenues	100.0%	100.0%

Gross profit	30.1%	30.2%
Selling, general and administrative expenses	40.3%	26.9%
Depreciation and amortization	1.1%	1.4%
(Loss) income from continuing operating before income taxes	(11.4)%	1.8%
(Loss) income from continuing operations	(6.6)%	1.2%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three months ended March 31:

(in $000’s)	2012	Increase (Decrease)	2011
Tech
Flex	$160,394	15.0%	$139,413
Search	5,261	39.7%	3,767

Total Tech	$165,655	15.7%	$143,180

FA
Flex	$54,638	14.2%	$47,865
Search	5,618	(5.8)%	5,967

Total FA	$60,256	11.9%	$53,832

HIM
Flex	$19,322	21.3%	$15,927
Search	129	92.5%	67

Total HLS	$19,451	21.6%	$15,994

GS
Flex	$22,988	(1.6)%	$23,353
Search	—		—

Total GS	$22,988	(1.6)%	$23,353

Total Flex	$257,342	13.6%	$226,558
Total Search	11,008	12.3%	9,801

Total Revenues	$268,350	13.5%	$236,359

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended March 31, 2012 and 2011, there were 64 and 63 billing days, respectively.

Flex revenues for our largest segment, Tech, have been particularly strong compared to previous economic recoveries, which we believe is primarily a result of candidate skill sets that are in demand, our great people and our operating model. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines resulting in an increase in Tech Flex revenues of 15.0% for the three months ended March 31, 2012 as compared to 2011. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We expect to see continued growth in 2012 within our Tech segment.

Our FA segment experienced an increase in Flex revenues of 14.2% during the three months ended March 31, 2012 compared to 2011. According to a Staffing Industry Analysts report, the overall finance and accounting segment is expected to experience a deceleration of growth to 8% in 2012 from 10% in 2011. Consistent with Tech, we believe that the success of our FA segment has been enabled by our NRC, which has been particularly effective in meeting the demand of our Strategic Accounts. We expect to see continued growth in 2012 within our FA segment.

Net service revenues for HIM increased 21.6% for the three months ended March 31, 2012 compared to 2011. Net service revenues for HIM experienced continued accelerating growth as hospital census and spending continued to increase. We expect to see continued growth in 2012 within HIM driven primarily by requirements and deadlines related to International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”) conversion and electronic health records implementation. On February 16, 2012, the Department of Health and Human Services (“DHHS”) announced that the Federal Government will delay the implementation date for the ICD-10 diagnostic and procedural coding system for an unspecified period of time, which we do not expect will have a material adverse effect on HIM.

Our GS segment experienced a decrease of 1.6% in net service revenues for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. During 2011 and 2010, management has focused its efforts on business development activities, including bringing in new leadership at certain positions, repositioning itself to focus on certain targeted federal agencies and expanding its solutions to the commercial sector which we believe has begun to stabilize revenues in 2012. Given the stabilization of revenues within our GS segment, we believe this segment is beginning to benefit from the new growth strategy and leadership team, which is evidenced by recent business development successes. When combined with the repositioning of our GS segment to include commercial opportunities, we believe this will lead to net service revenue growth for fiscal year 2012 as compared to 2011. Management remains cautiously optimistic as it cannot predict the outcome of past, current and future efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment; however, we continue to believe in the long-term prospects of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three months ended March 31:

(in 000’s)	2012	Increase (Decrease)	2011
Tech	2,459	8.2%	2,273
FA	1,615	14.1	1,415
HIM	295	14.3	258

Total hours	4,369	10.7%	3,946

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three months ended March 31:

(in $000’s)	2012	Increase (Decrease)	2011
Tech	$1,539	76.9%	$870
FA	135	(15.1)	159
HIM	1,777	21.3	1,465
GS	52	(76.5)	221

Total billable expenses	$3,503	29.0%	$2,715

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues increased 12.3% for the three months ended March 31, 2012 compared to 2011. We believe the increase over the prior year reflects clients who are continuing to selectively rebuild staff after significant reductions during the most recent economic recession. While Search revenue is difficult to predict, we expect this trend may stabilize in the near term.

Total placements for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2012	Increase (Decrease)	2011
Tech	337	26.7%	266
FA	441	(3.5)	457
HIM	21	200.0	7

Total placements	799	9.5%	730

The average placement fee for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2012	Increase (Decrease)	2011
Tech	$15,624	10.3%	$14,166
FA	12,734	(2.4)	13,052
HIM	6,121	(36.2)	9,596

Total average placement fee	$13,778	2.6%	$13,425

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2012	Increase (Decrease)	2011
Tech	27.6%	(1.8)%	28.1%
FA	35.7	1.1	35.3
HIM	33.4	0.3	33.3
GS	30.6	4.4	29.3

Total gross profit percentage	30.1%	(0.3)%	30.2%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit for the three months ended March 31, 2012, compared to the same period in 2011, was $1.2 million, composed of a $0.9 million increase in volume and a $0.3 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended March 31:

	2012	Increase (Decrease)	2011
Tech	25.3%	(3.4)%	26.2%
FA	29.1	6.6	27.3
HIM	32.9	(0.3)	33.0
GS	30.6	4.4	29.3

Total Flex gross profit percentage	27.1%	(0.4)%	27.2%

The increase in Flex gross profit for the three months ended March 31, 2012, compared to the same period in 2011, was $8.2 million, composed of an $8.4 million increase in volume and a $0.2 million decrease in rate.

The Flex gross profit percentage was negatively impacted during the three months ended March 31, 2012 by the recording of a contingent liability of $1.4 million related to sales, income and gross receipts tax audits and payroll taxes, particularly the increase in unemployment taxes for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Payroll taxes, particularly unemployment taxes, are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. A significant continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. While our overall Flex gross profit percentage decreased slightly for the three months ended March 31, 2012 as compared to 2011, we anticipate that it will expand during the remainder of 2012.

Selling, General and Administrative Expenses (“SG&A”). For the three months ended March 31, 2012 and 2011, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 89.3% and 87.7%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three months ended March 31:

(in $000’s)	2012	% of Revenues	2011	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$96,566	36.0%	$55,731	23.6%
Other	11,549	4.3	7,846	3.3

Total SG&A	$108,115	40.3%	$63,577	26.9%

SG&A as a percentage of net service revenues increased to 40.3% of net services revenues for the three months ended March 31, 2012 as compared to 26.9% of net services revenues for the comparable period in 2011. This was primarily attributable to the following:

•

Increase in compensation and benefits cost of 12.4% of net service revenues, which was primarily related to an increase in stock-based compensation expense and related payroll taxes for the discretionary acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012. This resulted in incremental compensation expense of $31.3 million, including payroll taxes, being recorded during the three months ended March 31, 2012. Prior to the acceleration, the RS and PARS awards were to be expensed over a weighted-average remaining period of 2.3 years.

•

Increase in professional fees expense of 0.5% of net service revenues, which was primarily attributable to an accrual for the expected settlement of an EEOC class action lawsuit and related legal fees.

•

Increase in bad debt expense of 0.8% of net service revenues, which was primarily attributable to the write-off of certain accounts receivable and the reduction experienced in the allowance for doubtful accounts during the three months ended March 31, 2011 due to positive collection trends.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three months ended March 31:

(in $000’s)	2012	% Increase (Decrease)	2011
Fixed asset depreciation	$878	(22.0)%	$1,126
Capital lease asset depreciation	416	3.5	402
Capitalized software amortization	1,351	(4.5)	1,415
Intangible asset amortization	237	(34.2)	360

Total depreciation and amortization	$2,882	(12.7)%	$3,303

Other Expense, Net. Other expense, net was $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively, and consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax (Benefit) Expense. Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income taxes (our “effective rate”) for the three months ended March 31, 2012 and 2011 was (42.0)% and 34.1%, respectively. Kforce’s effective rate for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily a result of a loss from continuing operations during the three months ended March 31, 2012, reduced pre-tax net income expectations for 2012 given the acceleration of the long-term incentives and certain non-deductible expenses.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations includes the consolidated income and expenses of KCR. During the three months ended March 31, 2012, Kforce completed the sale of KCR resulting in a pre-tax gain of $36.6 million. Included in the determination of the pre-tax gain is approximately $5.5 million of goodwill for KCR and transaction expenses totaling approximately $2.2 million, which primarily included commissions, legal fees and transaction bonuses.

Income tax expense as a percentage of income from discontinued operations, before income taxes, for the three months ended March 31, 2012 and 2011 was 45.3% and 39.8%, respectively. The increase in the effective income tax rate of discontinued operations for the three months ended March 31, 2012 is primarily related to the non-deductible goodwill.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined as net income before discontinued operations, non-cash impairment charges, interest, income taxes, depreciation and amortization and acceleration and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	Per Share	2011	Per Share
Net income	$4,076	$0.12	$4,840	$0.12
Income from discontinued operations, net of taxes	21,803	0.63	2,037	0.05

(Loss) income from continuing operations	(17,727)	(0.51)	2,803	0.07
Depreciation and amortization	2,882	0.08	3,303	0.08
Acceleration of RS and PARS	22,158	0.64	—	—
Amortization of RS and PARS	3,439	0.10	2,783	0.07
Interest expense and other	338	0.01	279	0.01
Income tax (benefit) expense	(12,837)	(0.37)	1,451	0.03

Adjusted EBITDA	$(1,747)	$(0.05)	$10,619	$0.26

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At March 31, 2012, Kforce had $83.3 million in working capital compared to $103.1 million December 31, 2011. Kforce’s current ratio (current assets divided by current liabilities) was 1.7 at March 31, 2012 compared to 2.2 at December 31, 2011.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) repurchasing our common stock; (iii) investing in our infrastructure to allow sustainable growth via capital expenditures; and (iv) making strategic acquisitions.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, significant deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity as well as the ability of our lenders to fund borrowings. There is no assurance that: (i) our lenders will be able to fund our borrowings or (ii) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which would allow us to remain competitive.

Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases

The following table presents a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31:

	2012	2011
Cash provided by (used in):
Operating activities	$2,473	$(3,626)
Investing activities	46,298	(2,804)
Financing activities	(48,848)	5,823

Decrease in cash and cash equivalents	$(77)	$(607)

Discontinued Operations

As was previously discussed, Kforce sold KCR on March 30, 2012 (effective as of March 31, 2012). The accompanying unaudited condensed consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the three months ended March 31, 2011, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation as well as the gain on the sale of discontinued operations. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the three months ended March 31, 2012 and 2011 were $1.0 million and $1.6 million, respectively, which exclude equipment acquired under capital leases. Effective March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR for a purchase price of $50.0 million, subject to certain post-closing working capital adjustments. Proceeds from the divestiture of KCR were $48.3 million, net of transaction costs, during the three months ended March 31, 2012.

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

Financing Activities

There were no open market repurchases of common stock during the three months ended March 31, 2012.

Credit Facility

The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. As of March 31, 2012, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of March 31, 2012, there were no outstanding borrowings and $85.5 million was available under the Credit Facility. During the three months ended March 31, 2012, maximum outstanding borrowings under the Credit Facility were $58.0 million. As of May 2, 2012, $20.9 million was outstanding and $64.6 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At March 31, 2012, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.4 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2011, $84.2 million of the Board-authorized $150.0 million common stock repurchase program remained available for future repurchases. During the three months ended March 31, 2012, Kforce repurchased approximately 1.0 million shares of common stock at a total cost of approximately $15.5 million. As of March 31, 2012, $68.7 million remains available for future repurchases.

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

As of March 31, 2012, we had no balance outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 0% at March 31, 2012 as we had no balance outstanding under our Credit Facility. A hypothetical 10% increase in interest rates in effect at March 31, 2011 would not have any significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the three months ended March 31, 2012, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

On June 6, 2011, the EEOC issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against a class of individuals because of their age by harassing and terminating them and discriminated against another class of individuals because of their age by denying them employment, in violation of the Age Discrimination in Employment Act of 1967. Kforce believes it has meritorious defenses to the EEOC’s allegations. As disclosed in our previous filings with the SEC, the EEOC invited Kforce to participate in conciliation efforts, and Kforce accepted the invitation. Based upon the recent progress of conciliation efforts, we believe that a negotiated resolution is likely. Therefore, we have recorded a liability of $1,550 for the anticipated settlement. In addition, we have also recognized an asset of approximately $800 representing the expected insurance recovery associated with this loss contingency.

We are not aware of any new legal proceedings that are likely to have a material adverse impact on Kforce, or other material developments with respect to existing legal proceedings, that occurred during the three months ended March 31, 2012.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	26,076	$12.64	26,076	$83,907,605
February 1, 2012 to February 28, 2012	20,803	$14.12	20,803	$83,613,893
March 1, 2012 to March 31, 2012	998,856	$14.90	998,856	$68,730,936

Total	1,045,735	$14.83	1,045,735	$68,730,936

(1)	All of the shares reported above as purchased are attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

As disclosed in our Current Report on Form 8-K filed with the SEC on December 30, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010, Kforce Government Solutions, Inc. (“KGS”), a Kforce subsidiary, entered into an Administrative Agreement (the “Agreement”) with the U.S. Department of Interior (“DOI”) on December 29, 2009. The Agreement had a term of three years and required KGS to take certain compliance-related actions. On May 3, 2012, KGS and the DOI entered into an Amended Administrative Agreement (the “Amended Agreement”) as a result of a self-disclosed overbilling on a contract in the amount of approximately $155. The Amended Agreement extends the Agreement’s term by nine months, to September 30, 2013, and imposes certain additional compliance obligations upon KGS. If a breach of the Amended Agreement were to occur, it could have material adverse impact on KGS and Kforce, including the possibility of suspension and debarment from doing business with the Federal Government.

The foregoing description of the Amended Agreement does not purport to be complete and is qualified in its entirety by reference to the Amended Agreement, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Stock Purchase Agreement, dated as of March 17, 2012, by and among Kforce Inc., Kforce Clinical Research, Inc. and inVentiv Health, Inc. (6)

10.2	Consent and First Amendment, dated March 30, 2012, to Third Amended and Restated Credit Agreement between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto.

10.3	Amended Administrative Agreement, dated as of May 3, 2012, between and among Kforce Government Solutions, Inc. and the U.S. Department of the Interior.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL. (7)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed March 19, 2012.
(7)	The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Kforce Inc.
(Registrant)

Date: May 7, 2012	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2012	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)