Form 10-Q
period 2012-06-30
KFORCE INC
filed 2012-08-08
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2012, was 36,769,217

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2012

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.

This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the economic environment, developments within the staffing sector including, but not limited to, the penetration rate and growth in temporary staffing, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipates,” “estimates,” “expects,” “intends,” “plans,” “believes,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net service revenues	$274,129	$248,023	$542,479	$484,382
Direct costs of services	184,363	168,464	371,888	333,389

Gross profit	89,766	79,559	170,591	150,993
Selling, general and administrative expenses	71,414	68,402	179,529	131,979
Goodwill impairment	65,300	—	65,300	—
Depreciation and amortization	2,877	3,179	5,759	6,482

(Loss) income from operations	(49,825)	7,978	(79,997)	12,532
Other expense, net	265	321	657	621

(Loss) income from continuing operations before income taxes	(50,090)	7,657	(80,654)	11,911
Income tax (benefit) expense	(16,908)	2,817	(29,745)	4,268

(Loss) income from continuing operations	(33,182)	4,840	(50,909)	7,643
Income from discontinued operations, net of taxes	15	1,945	21,818	3,982

Net (loss) income	(33,167)	6,785	(29,091)	11,625
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	53	6	127	28

Comprehensive (loss) income	$(33,114)	$6,791	$(28,964)	$11,653

Earnings (loss) per share – basic:
From continuing operations	$(0.90)	$0.12	$(1.43)	$0.19
From discontinued operations	0.00	0.05	0.61	0.10

Earnings (loss) per share – basic	$(0.90)	$0.17	$(0.82)	$0.29

Earnings (loss) per share diluted:
From continuing operations	$(0.90)	$0.12	$(1.43)	$0.19
From discontinued operations	0.00	0.05	0.61	0.10

Earnings (loss) per share – diluted	$(0.90)	$0.17	$(0.82)	$0.29

Weighted average shares outstanding – basic	36,712	39,531	35,665	39,689

Weighted average shares outstanding – diluted	36,712	40,465	35,665	40,689

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$812	$939
Trade receivables, net of allowances of $3,573 and $2,457, respectively	179,408	174,764
Income tax refund receivable	105	250
Deferred tax assets, net	5,135	4,694
Prepaid expenses and other current assets	16,975	5,592

Total current assets	202,435	186,239
Fixed assets, net	35,798	36,124
Other assets, net	30,966	32,554
Deferred tax assets, net	26,846	10,042
Intangible assets, net	6,154	6,635
Goodwill	67,268	138,078

Total assets	$369,467	$409,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$42,002	$26,314
Accrued payroll costs	52,934	55,151
Other current liabilities	1,205	1,463
Income taxes payable	858	236

Total current liabilities	96,999	83,164
Long-term debt – credit facility	10,992	49,526
Long-term debt – other	1,209	1,609
Other long-term liabilities	43,928	42,258

Total liabilities	153,128	176,557

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,452 and 68,566 issued, respectively	685	686
Additional paid-in capital	400,648	372,212
Accumulated other comprehensive loss	(3,923)	(4,050)
Retained earnings	60,044	89,135
Treasury stock, at cost; 31,727 and 30,644 shares, respectively	(241,115)	(224,868)

Total stockholders’ equity	216,339	233,115

Total liabilities and stockholders’ equity	$369,467	$409,672

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2012
Common stock – shares:
Shares at beginning of period	68,566
Issuance of restricted stock, net of forfeitures	(143)
Exercise of stock options	29

Shares at end of period	68,452

Common stock – par value:
Balance at beginning of period	$686
Issuance of restricted stock, net of forfeitures	(1)
Exercise of stock options	—

Balance at end of period	$685

Additional paid-in capital:
Balance at beginning of period	$372,212
Issuance of restricted stock, net of forfeitures	1
Exercise of stock options	309
Income tax benefit from stock-based compensation	1,809
Employee stock purchase plan	165
Stock-based compensation expense	26,152

Balance at end of period	$400,648

Accumulated other comprehensive loss:
Balance at beginning of period	$(4,050)
Pension and postretirement plans, net of tax	127

Balance at end of period	$(3,923)

Retained earnings:
Balance at beginning of period	$89,135
Net loss	(29,091)

Balance at end of period	$60,044

Treasury stock – shares:
Shares at beginning of period	30,644
Repurchases of common stock	1,101
Shares tendered in payment of the exercise price of stock options	11
Employee stock purchase plan	(29)

Shares at end of period	31,727

Treasury stock – cost:
Balance at beginning of period	$(224,868)
Repurchases of common stock	(16,300)
Shares tendered in payment of the exercise price of stock options	(161)
Employee stock purchase plan	214

Balance at end of period	$(241,115)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net (loss) income	$(29,091)	$11,625
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Gain on sale of discontinued operations	(36,624)	—
Goodwill impairment	65,300	—
Deferred income tax provision, net	(17,349)	1,607
Depreciation and amortization	5,832	6,547
Stock-based compensation	25,649	5,658
Provision for (recovery of) bad debts on accounts receivable and other accounts receivable reserves	2,124	(1,189)
Pension and postretirement benefit plans expense	2,266	2,194
Deferred compensation liability increase, net	1,126	784
Tax benefit attributable to stock-based compensation	1,809	1,190
Excess tax benefit attributable to stock-based compensation	(1,789)	(826)
Gain on cash surrender value of Company-owned life insurance policies	(690)	(354)
Other	86	150
(Increase) decrease in operating assets:
Trade receivables, net	(23,804)	(17,028)
Income tax refund receivable	145	2,853
Prepaid expenses and other current assets	(4,532)	(2,256)
Other assets, net	49	37
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	15,708	761
Accrued payroll costs	2,362	3,421
Income taxes payable	622	38
Other long-term liabilities	(1,493)	(4,334)

Cash provided by (used in) operating activities	7,706	10,878

Cash flows from investing activities:
Capital expenditures	(2,868)	(2,905)
Proceeds from disposition of business	48,326	—
Premiums paid for company-owned life insurance policies, net	(1,088)	(1,753)
Proceeds from the sale of assets held within the Rabbi Trust	734	—
Other	—	40

Cash provided by (used in) investing activities	45,104	(4,618)

Cash flows from financing activities:
Proceeds from bank line of credit	216,864	226,449
Payments on bank line of credit	(255,398)	(218,340)
Short-term vendor financing	908	147
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	148	107
Excess tax benefit attributable to stock-based compensation	1,789	826
Repurchases of common stock	(16,300)	(14,889)
Payments of capital expenditure financing	(948)	(930)

Cash (used in) provided by financing activities	(52,937)	(6,630)

Decrease in cash and cash equivalents	(127)	(370)

Cash and cash equivalents at beginning of period	939	1,055

Cash and cash equivalents at end of period	$812	$685

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes, net	$2,698	$1,232
Interest, net	$263	$359
Non-Cash Transaction Information:
Employee stock purchase plan	$379	$326
Equipment acquired under capital leases	$265	$198
Capital expenditures not yet paid	$345	$—
Shares tendered in payment of the exercise price of stock options	$161	$2,401

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida as well as 62 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for both the six months ended June 30, 2012 and 2011 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2012, our results of operations and cash flows for the three and six months ended June 30, 2012. The data in the condensed consolidated balance sheet as of December 31, 2011 was derived from our audited consolidated balance sheet as of December 31, 2011, as presented in our 2011 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations	$(33,182)	$4,840	$(50,909)	$7,643
Income from discontinued operations, net of tax	15	1,945	21,818	3,982

Net (loss) income	$(33,167)	$6,785	$(29,091)	$11,625

Denominator:
Weighted average shares outstanding – basic	36,712	39,531	35,665	39,689
Common stock equivalents	—	934	—	1,000

Weighted average shares outstanding – diluted	36,712	40,465	35,665	40,689

Earnings (loss) per share – basic:
From continuing operations	$(0.90)	$0.12	$(1.43)	$0.19
From discontinued operations	0.00	0.05	0.61	0.10

Earnings (loss) per share – basic	$(0.90)	$0.17	$(0.82)	$0.29

Earnings (loss) per share – diluted:
From continuing operations	$(0.90)	$0.12	$(1.43)	$0.19
From discontinued operations	0.00	0.05	0.61	0.10

Earnings (loss) per share – diluted	$(0.90)	$0.17	$(0.82)	$0.29

Given that Kforce had a loss from continuing operations for the three and six months ended June 30, 2012, the calculations of diluted earnings (loss) per share from continuing operations, discontinued operations and net (loss) income is computed using basic weighted average common shares outstanding. For the three and six months ended June 30, 2011, there were 33 and 0 shares, respectively, of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the presentation of netting assets and liabilities as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements.

Note B – Discontinued Operations

On March 17, 2012, Kforce entered into a Stock Purchase Agreement (the “SPA”) to sell all of the issued and outstanding stock of Kforce Clinical Research, Inc. (“KCR”) to inVentiv Health, Inc. (“Purchaser”). On March 31, 2012 (“Closing Date”), the Firm closed the sale of KCR to the Purchaser for a total cash purchase price of $50,000, subject to a post-closing working capital adjustment. On July 2, 2012, Kforce received a payment of $7,335 from the Purchaser to settle this post-closing working capital adjustment.

In connection with the closing of the sale, Kforce entered into a Transition Services Agreement (“TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 18 months from the Closing Date. The fees for a significant majority of these services will be generally equivalent to Kforce’s cost, while the remainder will be, and additional services may be, provided at negotiated rates.

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

In accordance with the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $375 although this deductible does not apply to certain losses. Kforce’s obligations under the indemnification provisions of the SPA shall, with the exception of certain items, cease 18 months from the Closing Date and are limited to an aggregate of $5,000 although this cap does not apply to certain losses. While it cannot be certain, Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of June 30, 2012.

The financial results of KCR have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The following summarizes the results from discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net service revenues	$—	$25,966	$29,649	$51,995
Direct costs of services and operating expenses	(36)	22,684	26,408	45,329

	36	3,282	3,241	6,666
Gain on sale of discontinued operations	—	—	36,624	—

Income from discontinued operations, before income taxes	36	3,282	39,865	6,666
Income tax expense	21	1,337	18,047	2,684

Income from discontinued operations, net of income taxes	$15	$1,945	$21,818	$3,982

For comparability purposes, the following table provides the financials results of KCR for fiscal 2011 for each of three months ended:

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net service revenues	$26,029	$25,966	$27,967	$26,210
Direct costs of services and operating expenses	22,645	22,684	24,400	23,046

Income from discontinued operations, before income taxes	3,384	3,282	3,567	3,164
Income tax expense	1,347	1,337	1,447	1,166

Income from discontinued operations, net of income taxes	$2,037	$1,945	$2,120	$1,998

Included in the gain on sale of discontinued operations are transaction expenses, which primarily include commissions, legal fees and transaction bonuses totaling $2,173. As of December 31, 2011, accounts receivable pertaining to discontinued operations of $13,692 were outstanding, accounts payable and other accrued liabilities pertaining to discontinued operations of $862 were outstanding and accrued payroll costs of $4,698 pertaining to discontinued operations were outstanding. The assets and liabilities pertaining to the discontinued operations of KCR as of the Closing Date were sold to or assumed by the Purchaser. Kforce does not currently anticipate incurring any significant costs related to its discontinued operations beyond costs necessary to service the TSA. Included in direct costs of services and operating expenses within the table above for the three months ended June 30, 2012 are TSA service fees charged to the Purchaser of $726, which were equivalent to our cost.

Kforce utilized the cash proceeds from the sale of KCR to reduce outstanding borrowings under the Third Amended and Restated Credit Agreement that it entered into on September 20, 2011 with a syndicate led by Bank of America, N.A., and as was amended on March 30, 2012 (the “Credit Facility”).

Acceleration of Equity Awards

In connection with the disposition of KCR as described above, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested RS, PARS and alternative long-term incentive awards (“ALTI”) effective March 31, 2012. The Firm will recognize a tax benefit from the acceleration of the vesting of RS, PARS and ALTI, which we believe will allow the Firm to maximize the cash proceeds associated with the disposition of KCR. The acceleration resulted in the recognition of previously unrecognized compensation expense during the quarter ended March 31, 2012 of $31,297, which includes $784 of payroll taxes. This expense has been classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Note C – Commitments and Contingencies

Litigation

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the California court during the three months ended June 30, 2011 in the amount of $2,526, which is recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

On June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against two classes of individuals because of their age, in violation of the Age Discrimination in Employment Act of 1967. Kforce believes it has meritorious defenses to the EEOC’s allegations. As disclosed in our previous filings with the SEC, the EEOC and Kforce have been participating in ongoing conciliation efforts and Kforce believes that a negotiated resolution is likely. Therefore, we have recorded a liability of $1,550 for the anticipated settlement, which is recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012. In addition, we have also recognized an asset of approximately $800, which is recorded within prepaid expenses and other current assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2012, representing the expected insurance recovery associated with this loss contingency.

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

Tax Audits

During 2012, Kforce was audited by state taxing authorities for sales, income and gross receipts taxes, which in some cases covered multiple years. Based on all available information as of June 30, 2012 and in consultation with our tax advisors, we believe an assessment by the taxing authorities is probable and have estimated the exposure to be approximately $1,600, which has been accrued and classified in accounts payable and other accrued liabilities within the unaudited condensed consolidated balance sheet as of June 30, 2012. In July 2012, the tax audits were settled for an amount that approximated the amount accrued as of June 30, 2012.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2012 was approximately $61,678 if all of the employees under contract were terminated without good cause by the employer or if the employees resigned for good reason following a change in control. Kforce’s liability at June 30, 2012 was approximately $12,931 if all of the employees under contract were terminated by Kforce without good cause or if the employees resigned for good reason in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note D – Employee Benefit Plans

Alternative Long-Term Incentive

On January 3, 2012, Kforce granted to certain executive officers an ALTI as the result of certain performance criteria established in 2011 being met, which was to be initially measured over three tranches having periods of 12, 24, and 36 months. The terms of the grants specified that the ultimate annual payouts will be based on: (a) Kforce’s common stock price changes each year relative to its peer group, or (b) based upon the achievement of other market conditions contained in the terms of the award.

As discussed within Note B “Discontinued Operations,” the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. During the three and six months ended June 30, 2012, Kforce recognized total compensation expense related to the ALTI of $0 and $9,805, respectively, which approximated the grant date fair value. The accelerated ALTI of $9,805 was paid in April 2012.

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

The net periodic benefit cost recognized for the three and six months ended June 30, 2012 and 2011 was based upon the actuarial valuation at the beginning of the respective fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2011 and 2010, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 7.4% and 9.9%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of both December 31, 2011 and 2010 was 5.0%, and was based on historical compensation increases as well as future expectations. Kforce applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the three and six months ended June 30, 2012, net periodic benefit cost was $96 and $190, respectively. For the three and six months ended June 30, 2011, net periodic benefit cost was $47 and $98, respectively.

As of June 30, 2012 and December 31, 2011, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,289 and $1,112, respectively, which is classified in other long-term liabilities.

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

The following represents the components of net periodic benefit cost for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$521	$812	$1,043	$1,624
Interest cost	140	121	280	241
Amortization of actuarial loss	42	19	82	38

Net periodic benefit cost	$703	$952	$1,405	$1,903

The net periodic benefit cost recognized for the three and six months ended June 30, 2012 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2011. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2012. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2012.

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

The following represents the components of net periodic postretirement benefit cost for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$230	$81	$460	$162
Interest cost	37	12	75	24
Amortization of actuarial loss	69	2	136	3

Net periodic benefit cost	$336	$95	$671	$189

The net periodic post-retirement benefit cost recognized for the three and six months ended June 30, 2012 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2011.

Deferred Compensation Plan

In March 2012, Kforce surrendered certain of its Company-owned life insurance policies within its deferred compensation plan having a cash surrender value of approximately $8,037. The proceeds associated with the surrendered policies were reinvested in bond mutual funds and are included in a Rabbi Trust along with the cash surrender value of the Company-owned life insurance policies. Employee distributions are being funded through proceeds from the sale of assets held within Rabbi Trust. The fair value of the bond mutual funds and the cash surrender value of the Company-owned life insurance policies as of June 30, 2012 are recorded in Other assets, net in the accompanying unaudited condensed consolidated balance sheet. The bond mutual funds are considered to be trading securities. Gains and losses attributable to the investments in bond mutual funds during the three and six months ended June 30, 2012 were $125 and $282, respectively, and are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Note E – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. an exit price) in an orderly transaction between market participants at the measurement date. It establishes a fair value hierarchy and a framework which requires categorizing assets and liabilities into one of three levels based on the assumptions (inputs) used in valuing the asset or liability. Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets. Level 3 inputs include unobservable inputs that are supported by little, infrequent, or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability. The Company uses the following valuation techniques to measure fair value.

The underlying investments within Kforce’s deferred compensation plans include bond mutual funds. Assets held within the bond mutual funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

No fair value measurements for recurring or nonrecurring assets existed as of December 31, 2011. In addition, there were no transfers into or out of Level 1, 2 or 3 assets during the six months ended June 30, 2012.

Kforce’s measurements at fair value on a recurring and non-recurring basis as of June 30, 2012 were as follows:

		Fair Value Measurements at June 30, 2012 Using:
Assets Measured at Fair Value:	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Bond mutual funds (1)	$7,395	$7,395	$—	$—
Non-recurring basis:
Goodwill (2)	$67,268	$—	$—	$67,268

(1)	See “Employee Benefit Plans” within Note D to the unaudited condensed consolidated financial statements for additional discussion.
(2)	See “Goodwill and Other Intangible Assets” within Note G to the unaudited condensed consolidated financial statements for additional discussion.

Note F – Stock Incentive Plans

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

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the six months ended June 30, 2012:

	Employee Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2011	226	98	324	$10.79
Exercised	(23)	(5)	(28)	$10.91	$79
Forfeited/Cancelled	(5)	—	(5)	$11.00

Outstanding and Exercisable as of June 30, 2012	198	93	291	$10.78

No compensation expense was recorded during the three or six months ended June 30, 2012 or 2011. As of June 30, 2012, there was no unrecognized compensation cost related to non-vested options.

Performance Accelerated Restricted Stock

PARS are periodically granted to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, are certified by the Compensation Committee as having been met. PARS granted during the three months ended March 31, 2012 contained a three-year graded vesting provision. However, vesting was to be accelerated if Kforce’s closing stock price exceeded the stock price at the date of grant by a pre-established percentage (which has historically ranged from 40 - 50%) for a period of 10 trading days, or if the Compensation Committee determined that the criteria for acceleration were satisfied.

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the six months ended June 30, 2012:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	2,936	$14.73
Granted	250	$12.76
Forfeited	(393)	$16.37
Vested	(2,793)	$14.58

Outstanding as of June 30, 2012	—	$—

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant and is amortized over a graded vesting schedule.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the PARS, effective March 31, 2012. The remaining unvested awards vested 30 days after the Closing Date of the divestiture of KCR. As a result of the acceleration, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $20,164 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to PARS of $0 and $23,344 during the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2011, Kforce recognized total compensation expense related to PARS of $2,527 and $5,041, respectively.

Restricted Stock

RS is periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, are certified by the Compensation Committee as having been met.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the six months ended June 30, 2012:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	398	$11.10
Granted	—	$—
Vested	(398)	$11.10

Outstanding as of June 30, 2012	—	$—

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the RS, effective March 31, 2012. As a result, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $1,994 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to RS of $0 and $2,808 during the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2011, Kforce recognized total compensation expense related to RS of $310 and $617, respectively.

Note G – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the six months ended June 30, 2012:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2011	$138,078	$6,635	$144,713
Disposition of KCR	(5,510)	—	(5,510)
Amortization of intangible assets	—	(481)	(481)
Impairment of goodwill	(65,300)	—	(65,300)

Balance as of June 30, 2012	$67,268	$6,154	$73,422

As of June 30, 2012 and December 31, 2011, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of June 30, 2012 and December 31, 2011. All of the other intangible assets, net represented less than 5% of total assets.

As of June 30, 2012 and December 31, 2011, accumulated amortization for intangible assets was $24,016 and $23,533, respectively. The estimated remaining amortization expense is $424 for 2012, $747 for 2013, $634 for 2014, $634 for 2015 and $457 for 2016.

Goodwill

As we disclosed in our Annual Report on Form 10-K, Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2011 for each of our reporting units and concluded that no indicators of impairment existed. The reporting unit that had the narrowest margin between fair value and carrying value was GS. As of March 31, 2012, as part of our customary quarterly procedures, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was not an indication that the carrying values of any of our reporting units were likely impaired. As it relates to our GS reporting unit, this assessment took into account the major achievements GS had in the quarter ended March 31, 2012 from a business development and contract award standpoint, which was expected to be significantly accretive to 2012 financial results. During the three months ended June 30, 2012, our GS reporting unit was adversely impacted by the unexpected significant delays in the start-up of these already executed and funded projects, which we believe are due to acute shortages of acquisition and contracting personnel within the contracting Federal Government agencies. As a result of these unexpected delays and other unanticipated factors, revenues for GS declined sequentially in the three months ended June 30, 2012 when it was expected to increase. The continued uncertainty of funding levels of various Federal Government programs and agencies with which GS operates and the increasingly uncertain macro-economic and political environment resulted in GS electing to forego bidding on certain opportunities and better qualifying opportunities in the second quarter of 2012 in order to focus efforts on contracts that we believe achieve the right balance between revenue and profitability and are with Federal Government agencies less impacted by Federal budget reductions. Accordingly, due to these factors, in mid-June 2012, we undertook an effort to revise our projected outlook for the remainder of 2012 and beyond taking into consideration the items above as well as increases in certain operating expenses necessary to support GS on a go-forward basis. As a result, Kforce believes that a triggering event occurred within our GS reporting unit during the quarter ended June 30, 2012.

As a result, Kforce performed an interim goodwill impairment test for its GS reporting unit as of June 30, 2012. We compared the carrying value of our GS reporting unit to its estimated fair value based on a weighting of both the income approach and the two market approaches: (i) the guideline company method and (ii) guideline transaction method.

Discounted cash flows, which serve as the primary basis for the income approach, were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. A terminal value growth rate of 3.0% was used for the GS reporting unit. To calculate the fair value for the GS reporting unit, the income approach valuation included the cash flow discount rate, representing the reporting unit’s weighted average cost of capital of 17.0%. This weighted average cost of capital includes a specific company risk premium of 4%, an increase from the 3% premium used in the 2011 impairment test, which we believe recognizes the increasingly challenging Federal Government operating environment as well as GS’s forecast risk.

As previously mentioned, the market approaches consist of the (i) guideline company method and (ii) guideline transaction method. The guideline company method applies pricing multiples derived from publicly-traded guideline companies that are comparable to the reporting unit to determine its value. The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. To calculate the fair value under the guideline company method, Kforce utilized enterprise value/revenue multiples ranging from 0.28 to 0.61 and enterprise value/EBITDA multiples ranging from 2.9 to 5.4. Additionally, the fair value under the guideline company method included a control premium of 40.0%, which was determined based on a review of comparative market transactions. To calculate fair values under the guideline transaction method, Kforce utilized enterprise value/revenue multiples ranging from 0.63 to 0.94 and enterprise value/EBITDA multiples ranging from 6.4 to 9.5. Kforce assigned a weighting to each of the enterprise value ratios based on the ratio that is predominately used in the marketplace to value that type of business.

Upon completion of the June 30, 2012 interim impairment assessment, Kforce determined that the fair value of the GS reporting unit was 61% of its carrying value. Because indicators of impairment existed, we commenced the second step of the impairment test to determine the implied fair value of goodwill for the reporting unit. However, due to the timing and complexity of the analysis, the second step was not completed during the three months ended June 30, 2012. An estimate of the impairment loss for the reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. For purposes of estimating an impairment charge, Kforce estimated the value of its identifiable intangible assets using historical purchase price allocations for its GS acquisitions and current facts and circumstances. Based on this analysis, we have concluded that a loss as of June 30, 2012 is probable and can be reasonably estimated. Accordingly, Kforce recorded an estimated impairment charge of $65,300 during the three months ended June 30, 2012, which is presented separately in the unaudited condensed consolidated statements of operations and comprehensive (loss) income and represents our best estimate of the impairment loss. Any adjustment to this estimated impairment charge will be made in a subsequent reporting period. A tax benefit in the amount of $23,265 was recorded related to the estimated goodwill impairment charge.

There was no indication of impairment for our Tech, FA or HIM reporting units.

The following table contains a disclosure of the gross amount and accumulated estimated impairment losses of goodwill for our GS reporting unit as of December 31, 2011 and June 30, 2012:

	Government Solutions
	Gross Amount	Accumulated Impairment Losses	Carrying Value
Balance as of December 31, 2011	$102,641	$—	$102,641
Balance as of June 30, 2012	$102,641	$(65,300)	$37,341

There was no change in the carrying value of goodwill for the Tech, FA or HIM reporting units since December 31, 2011.

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

Historically, and for the three and six months ended June 30, 2012, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States.

The following table has been updated to reflect the disposition of KCR. As described in Note B “Discontinued Operations,” all revenues and gross profit associated with the discontinued operation have been recorded within income from discontinued operations, net of tax, in the unaudited condensed consolidated statement of operations and comprehensive (loss) income. The following table provides information concerning the continuing operations of our segments for the three and six months ended June 30, 2012 and 2011:

	Tech	FA	HIM	GS	Total
Three Months Ended June 30:
2012
Net service revenues:
Flexible billings	$166,044	$53,562	$19,774	$21,545	$260,925
Search fees	5,695	7,305	204	—	13,204

Total net service revenues	$171,739	$60,867	$19,978	$21,545	$274,129

Gross profit	$51,944	$23,933	$7,419	$6,470	$89,766
2011
Net service revenues:
Flexible billings	$149,997	$47,522	$16,601	$21,946	$236,066
Search fees	4,537	7,252	168	—	11,957

Total net service revenues	$154,534	$54,774	$16,769	$21,946	$248,023

Gross profit	$45,168	$21,260	$6,170	$6,961	$79,559

Six Months Ended June 30:
2012
Net service revenues:
Flexible billings	$326,438	$108,200	$39,096	$44,533	$518,267
Search fees	10,956	12,923	333	—	24,212

Total net service revenues	$337,394	$121,123	$39,429	$44,533	$542,479

Gross profit	$97,744	$45,435	$13,913	$13,499	$170,591
2011
Net service revenues:
Flexible billings	$289,410	$95,387	$32,528	$45,299	$462,624
Search fees	8,304	13,219	235	—	21,758

Total net service revenues	$297,714	$108,606	$32,763	$45,299	$484,382

Gross profit	$85,415	$40,287	$11,496	$13,795	$150,993

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2012.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the six months ended June 30, 2012 and 2011, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. See Note B – “Discontinued Operations” to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended June 30, 2012 and 2011 include activity relating to KCR as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to KCR, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and for the six months ended June 30, 2012, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the six months ended June 30, 2012 increased 12.0% to $542.5 million from $484.4 million in the comparable period in 2011.

•	Flex revenues for the six months ended June 30, 2012 increased 12.0% to $518.3 million from $462.6 million in the comparable period in 2011.

•	Search revenues for the six months ended June 30, 2012 increased 11.3% to $24.2 million from $21.8 million in the comparable period in 2011.

•

Flex gross profit margin for the three months ended June 30, 2012 increased 70 basis points to 29.3% from 28.6% in the comparable period in 2011. Flex gross profit margin for the three months ended June 30, 2012 increased 220 basis points to 29.3% from 27.1% sequentially, primarily as a result of lower statutory payroll taxes and an increase in the spread between bill rates and pay rates. In addition, Kforce accrued a liability during the three months ended March 31, 2012 related to audits by state taxing authorities, which negatively impacted Flex gross profit margin by 50 basis points for the three months ended March 31, 2012.

•

Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the six months ended June 30, 2012 increased to 33.1% from 27.2% in the comparable period in 2011. This increase was primarily a result of the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012.

•

Net loss of $29.1 million for the six months ended June 30, 2012 declined $40.7 million from net income of $11.6 million in the comparable period in 2011. The results for the six months ended June 30, 2012, include an after-tax goodwill impairment charge of $42.0 million.

•

Loss per share from continuing operations for the six months ended June 30, 2012 declined to $1.43 from earnings per share of $0.19 in the comparable period in 2011, which was primarily driven by the equity and ALTI awards acceleration and goodwill impairment charge referred to above.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2012 and 2011

Net service revenues for the three and six months ended June 30, 2012 were $274.1 million and $542.5 million, respectively, which represents an increase of 10.5% and 12.0%, respectively, over the comparable periods in 2011. These increases were primarily due to our Tech (which represents approximately 62% of our total net service revenues) and FA segments (which represents approximately 23% of our net service revenues), which had year-over-year increases in net service revenues for the three months ended June 30, 2012 of 11.1% and 11.1%, respectively, and 13.3% and 11.5% for the six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, net service revenues for HIM increased 19.1% and 20.3%, respectively, while our GS segment declined 1.8% and 1.7%, respectively, in net service revenues over the comparable periods in 2011. For the three and six months ended June 30, 2012, Search revenues increased 10.4% and 11.3%, respectively, over the comparable periods in 2011.

Flex gross profit margin increased 70 basis points to 29.3% for the three months ended June 30, 2012 as compared to 28.6% for the comparable period in 2011, and increased 30 basis points to 28.2% for the six months ended June 30, 2012 as compared to 27.9% for the comparable period in 2011. Flex gross profit margin increased sequentially 220 basis points for the three months ended June 30, 2012. This increase was primarily driven by the spread between bill rates and pay rates and lower statutory payroll taxes during the second quarter of 2012 primarily due, in part, to individuals reaching maximum withholding levels. The sequential improvement in Flex gross profit margin was also related to an accrual in the three months ended March 31, 2012 related to audits by state taxing authorities, which negatively impacted Flex gross profit margin by 50 basis points. SG&A expenses as a percentage of net service revenues were 26.1% and 33.1% for the three and six months ended June 30, 2012, respectively, as compared to 27.6% and 27.2% for the three and six months ended June 30, 2011, respectively. The increase in SG&A expenses as a percentage of net service revenues during the six months ended June 30, 2012 was primarily the result of the acceleration of substantially all of the outstanding and unvested PARS, RS and ALTI awards on March 31, 2012, which resulted in the recognition of incremental compensation expense of $31.3 million, including payroll taxes.

Additionally, during the three and six months ended June 30, 2012, Kforce recorded an estimated impairment charge in the amount of $65.3 million related to our GS reporting unit. The goodwill impairment charge was the result of the unexpected adverse effect of the increasingly significant delays in the start-up of already executed and funded projects which we believe are due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies, uncertainty of funding levels of various Federal Government programs and agencies and the increasingly uncertain macro-economic and political environment. All of these largely unanticipated factors have had an adverse effect on GS operations and forecasted cash flows, its enterprise value as well as overall equity values in the GS sector.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continue to improve during 2012 on a sequential basis based on data published by the Bureau of Labor Statistics (“BLS”). The penetration rate (the percentage of temporary staffing to total employment) improved to 1.9% in June 2012 from March 2012. Economic forecasters estimate that the penetration rate could surpass the prior peak of 2.03% reached in April 2000 by 2016. While non-farm payroll expanded by 80,000 jobs in March 2012 and has remained positive for 21 consecutive months through June 2012, we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 8.2% as of June 2012. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains cautiously optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

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

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Service Revenues by Segment:
Tech	62.6%	62.3%	62.2%	61.5%
FA	22.2	22.1	22.3	22.4
HIM	7.3	6.8	7.3	6.7
GS	7.9	8.8	8.2	9.4

Net service revenues	100.0%	100.0%	100.0%	100.00%

Revenue by Time:
Flex	95.2%	95.2%	95.5%	95.5%
Search	4.8	4.8	4.5	4.5

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	32.7%	32.1%	31.4%	31.2%
Selling, general and administrative expenses	26.1%	27.6%	33.1%	27.2%
Goodwill impairment	23.8%	—	12.0%	—
Depreciation and amortization	1.0%	1.3%	1.1%	1.3%
(Loss) income from continuing operations before income taxes	(18.3)%	3.1%	(14.9)%	2.5%
(Loss) income from continuing operations	(12.1)%	2.0%	(9.4)%	1.6%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech
Flex	$166,044	10.7%	$149,997	$326,438	12.8%	$289,410
Search	5,695	25.5%	4,537	10,956	31.9%	8,304

Total Tech	$171,739	11.1%	$154,534	$337,394	13.3%	$297,714

FA
Flex	$53,562	12.7%	$47,522	$108,200	13.4%	$95,387
Search	7,305	0.7%	7,252	12,923	(2.2)%	13,219

Total FA	$60,867	11.1%	$54,774	$121,123	11.5%	$108,606

HIM
Flex	$19,774	19.1%	$16,601	$39,096	20.2%	$32,528
Search	204	21.4%	168	333	41.7%	235

Total HIM	$19,978	19.1%	$16,769	$39,429	20.3%	$32,763

GS
Flex	$21,545	(1.8)%	$21,946	$44,533	(1.7)%	$45,299
Search	—	—	—	—	—	—

Total GS	$21,545	(1.8)%	$21,946	$44,533	(1.7)%	$45,299

Total Flex	$260,925	10.5%	$236,066	$518,267	12.0%	$462,624
Total Search	13,204	10.4%	11,957	24,212	11.3%	21,758

Total Revenues	$274,129	10.5%	$248,023	$542,479	12.0%	$484,382

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For both the three months ended June 30, 2012 and 2011, there were 64 billing days.

Flex revenues for our largest segment, Tech, have been particularly strong compared to previous economic recoveries, which we believe is primarily a result of candidate skill sets that are in demand, our great people and our operating model as well as overall macro-economic and political uncertainties which make Flex staffing increasingly attractive. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines resulting in an increase in Tech Flex revenues of 10.7% and 12.8% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We expect to see continued growth in 2012 within our Tech segment.

Our FA segment experienced an increase in Flex revenues of 12.7% and 13.4% during the three and six months ended June 30, 2012, respectively, compared to same periods in 2011. According to a Staffing Industry Analysts report, the overall finance and accounting segment is expected to experience a deceleration of growth to 8% in 2012 from 10% in 2011. Consistent with Tech, we believe that the success of our FA segment has been enabled by our NRC, which has been particularly effective in meeting the demand of our Strategic Accounts. We expect to see continued growth in 2012 within our FA segment.

Net service revenues for HIM increased 19.1% and 20.3% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. Net service revenues for HIM experienced continued accelerating growth as hospital census and spending continued to increase. However, due to the expected completion of a few large projects, we expect to see overall revenues to decline in the third quarter of 2012. We expect the declines in revenues associated with the completion of the large projects to be partially offset by revenues generated from requirements and deadlines related to International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”) conversion and electronic health records implementation. On February 16, 2012, the Department of Health and Human Services (“DHHS”) announced that the Federal Government will delay the implementation date for the ICD-10 diagnostic and procedural coding system for an unspecified period of time, which we do not expect will have a material adverse effect on HIM.

Our GS segment experienced a decrease of 1.8% and 1.7% in net service revenues for the three and six months ended June 30, 2012, respectively, as compared to the comparable periods in 2011. We believe this decline is primarily a result of the unexpected significant delays in the start-up of already executed and funded projects due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies, uncertainty of funding levels of various Federal Government programs and agencies and the increasingly uncertain macro-economic and political environment. When combined with the repositioning of our GS segment and our expected increased revenues over the second half of 2012 as compared to 2011, we believe our net service revenues will overall be flat for 2012 as compared to 2011. Management remains cautiously optimistic as it cannot predict the outcome of past, current and future efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment; however, we continue to believe in the long-term prospects of our GS segment and believe this unit has strong growth prospects going forward.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in 000’s)	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	2,532	5.4%	2,403	4,991	6.7%	4,676
FA	1,585	13.8	1,393	3,201	14.0	2,808
HIM	294	16.7	252	588	15.3	510

Total hours	4,411	9.0%	4,048	8,780	9.8%	7,994

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	$2,149	103.7%	$1,055	$3,688	91.6%	$1,925
FA	146	(14.6)	171	281	(14.8)	330
HIM	1,601	10.8	1,445	3,378	16.1	2,910
GS	204	(22.7)	264	256	(47.3)	486

Total billable expenses	$4,100	39.7%	$2,935	$7,603	34.5%	$5,651

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues increased 10.4% and 11.3% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011 and increased 19.9% sequentially. We believe the increase over the prior year and sequentially reflects clients who are continuing to selectively rebuild staff after significant reductions during the most recent economic recession. While Search revenue is difficult to predict, we expect this trend may stabilize in the near term.

Total placements for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	354	13.1%	313	691	19.3%	579
FA	593	(0.2)	594	1,034	(1.6)	1,051
HIM	9	(43.8)	16	30	30.4	23

Total placements	956	3.6%	923	1,755	6.2%	1,653

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	$16,076	11.0%	$14,488	$15,856	10.6%	$14,340
FA	12,330	0.9	12,218	12,503	(0.6)	12,581
HIM	22,739	118.5	10,408	11,106	9.3	10,163

Total average placement fee	$13,817	6.6%	$12,957	$13,799	4.8%	$13,163

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	30.2%	3.4%	29.2%	29.0%	1.0%	28.7%
FA	39.3%	1.3	38.8%	37.5%	1.1	37.1%
HIM	37.1%	0.8	36.8%	35.3%	0.6	35.1%
GS	30.0%	(5.4)	31.7%	30.3%	(0.7)	30.5%

Total gross profit percentage	32.7%	1.9%	32.1%	31.4%	0.6%	31.2%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit for the three months ended June 30, 2012, compared to the same period in 2011, was $1.2 million, composed of a $0.4 million increase in volume and a $0.8 million increase in rate. The increase in Search gross profit for the six months ended June 30, 2012, compared to the same period in 2011, was $2.5 million, composed of a $1.4 million increase in volume and a $1.1 million increase in rate. The sequential net increase in Search gross profit was $2.2 million, composed of a $2.2 million increase in volume.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	27.9%	3.0%	27.1%	26.6%	0.0%	26.6%
FA	31.0%	5.1	29.5%	30.0%	5.6	28.4%
HIM	36.5%	0.8	36.2%	34.7%	0.3	34.6%
GS	30.0%	(5.4)	31.7%	30.3%	(0.7)	30.5%

Total Flex gross profit percentage	29.3%	2.4%	28.6%	28.2%	1.1%	27.9%

The increase in Flex gross profit for the three months ended June 30, 2012, compared to the same period in 2011, was $9.0 million, composed of a $7.1 million increase in volume and a $1.9 million increase in rate. The net increase in Flex gross profit for the six months ended June 30, 2012, compared to the same period in 2011, was $17.1 million, composed of a $15.5 million increase in volume and a $1.6 million increase in rate. The sequential net increase in Flex gross profit was $6.7 million, composed of a $1.0 million increase in volume and a $5.7 million increase in rate.

The Flex gross profit percentage was positively impacted during the three and six months ended June 30, 2012 by the improvement in the spread between the bill rates and pay rates which was experienced most significantly by the Tech and FA segments. These increases were partially offset by higher payroll taxes, particularly the increase in unemployment taxes, during the three and six months ended June 30, 2012 and the recording of a contingent liability during the three months ended March 31, 2012 of $1.6 million related to sales, income and gross receipts tax audits. Payroll taxes, particularly unemployment taxes, are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. A continued focus for Kforce is to continue to optimize the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will expand during the remainder of 2012 as compared to 2011.

Selling, General and Administrative Expenses (“SG&A”). For the three and six months ended June 30, 2012, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.4% and 87.4%, respectively, as compared to 87.1% and 87.4% for the three and six months ended June 30, 2011, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30:

(in $000’s)	2012	% of Revenues	2011	% of Revenues
Three Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$60,253	22.0%	$59,591	24.0%
Other	11,161	4.1	8,811	3.6

Total SG&A	$71,414	26.1%	$68,402	27.6%

Six Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$156,819	28.9%	$115,322	23.8%
Other	22,710	4.2	16,657	3.4

Total SG&A	$179,529	33.1%	$131,979	27.2%

SG&A as a percentage of net service revenues decreased 150 and increased 590 basis points for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.

For the three months ended June 30, 2012, the net decrease was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 1.8% of net service revenues, which was primarily related to a decrease in stock-based compensation expense as a result of the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards during the three months ended March 31, 2012. This resulted in no compensation expense being recorded during the three months ended June 30, 2012 related to stock-based compensation.

•

Decrease in commission expense of 0.2% of net service revenues, which was primarily attributable to a decrease in the estimated annual effective commission due to certain changes made to the compensation plans.

•

Increase in bad debt expense of 0.5% of net service revenues, which was primarily attributable to the write-off of certain accounts receivable and the reduction experienced in the allowance for doubtful accounts during the three months ended June 30, 2011 due to positive collection trends.

For the six months ended June 30, 2012, the net increase was primarily attributable to the following:

•

Increase in compensation and benefits cost of 5.2% of net service revenues, which was primarily related to an increase in stock-based compensation expense and related payroll taxes for the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012. This resulted in incremental compensation expense of $31.3 million, including payroll taxes, being recorded during the six months ended June 30, 2012.

•

Increase in bad debt expense of 0.6% of net service revenues, which was primarily attributable to the write-off of certain accounts receivable and the reduction experienced in the allowance for doubtful accounts during the six months ended June 30, 2011 due to positive collection trends.

Goodwill Impairment. As discussed above, our GS segment’s operations have been adversely impacted by the unexpected significant delays in the start-up of already executed and funded projects which we believe are due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies. As a result of these unexpected delays and other unanticipated factors, revenues for GS declined sequentially in the three months ended June 30, 2012 when it was expected to increase. The continued uncertainty of funding levels of various Federal Government programs and agencies with which GS operates and the increasingly uncertain macro-economic and political environment resulted in GS electing to forego bidding on certain opportunities and better qualifying opportunities in the second quarter of 2012 in order to focus efforts on contracts that we believe achieve the right balance between revenue and profitability and are with Federal Government agencies less impacted by Federal budget reductions. Accordingly, due to these factors, in mid-June 2012, we undertook an effort to revise our projected outlook for the remainder of 2012 and beyond taking into consideration the items above as well as increases in certain operating expenses necessary to support GS on a go-forward basis. As a result, Kforce performed an interim goodwill impairment analysis for the GS reporting unit as of June 30, 2012 and determined that the fair value of the GS reporting unit was 61% of its carrying value. Because indicators of impairment existed, we commenced the second step of the impairment test to determine the implied fair value of goodwill for the reporting unit. However, due to the timing and complexity of the analysis, the second step was not completed during the three months ended June 30, 2012. An estimate of the impairment loss for the reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. For purposes of estimating an impairment charge, Kforce estimated the value of its identifiable intangible assets using historical purchase price allocations for its GS acquisitions and current facts and circumstances. Based on this analysis, Kforce recorded an estimated impairment charge of $65.3 million during the three months ended June 30, 2012 and represents our best estimate of the impairment loss. Any adjustment to this estimated impairment charge will be made in a subsequent reporting period. The remaining goodwill allocated to the GS reporting unit as of June 30, 2012 is $37.3 million.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Fixed asset depreciation	$878	(21.3)%	$1,115	$1,756	(21.7)%	$2,242
Capital lease asset depreciation	426	4.2	409	842	4.0	810
Capitalized software amortization	1,328	(4.3)	1,388	2,678	(4.5)	2,803
Intangible asset amortization	245	(8.2)	267	483	(23.0)	627

Total depreciation and amortization	$2,877	(9.5)%	$3,179	$5,759	(11.2)%	$6,482

The $0.3 and $0.7 million decrease in fixed asset depreciation during the three and six months ended June 30, 2012, respectively, compared to 2011 is a result of certain assets becoming fully depreciated in 2011.

Other Expense, Net. Other expense, net was $0.3 million for both the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2012 and 2011. Other expense, net consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax (Benefit) Expense. Income tax (benefit) expense as a percentage of (loss) income from continuing operations before income taxes (our “effective rate”) for the six months ended June 30, 2012 and 2011 was (36.9)% and 35.8%, respectively. The change in Kforce’s effective rate for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily a result of the partially non-deductible goodwill impairment charge.

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

Income tax expense as a percentage of income from discontinued operations, before income taxes, for the six months ended June 30, 2012 and 2011 was 45.3% and 40.3%, respectively. The increase in the effective income tax rate of discontinued operations for the six months ended June 30, 2012 is primarily related to the non-deductible goodwill.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined by Kforce as net income before discontinued operations, non-cash impairment charges, interest, income taxes, depreciation and amortization and acceleration and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Per Share	2011	Per Share	2012	Per Share	2011	Per Share
Net (loss) income	$(33,167)	$(0.90)	$6,785	$0.17	$(29,091)	$(0.82)	$11,625	$0.29
Income from discontinued operations, net of taxes	15	0.00	1,945	0.05	21,818	0.61	3,982	0.10

(Loss) income from continuing operations	(33,182)	(0.90)	4,840	0.12	(50,909)	(1.43)	7,643	0.19
Depreciation and amortization	2,877	0.08	3,179	0.08	5,759	0.16	6,482	0.16
Goodwill impairment	65,300	1.77	—	—	65,300	1.83	—	—
Acceleration of RS and PARS	—	—	—	—	22,158	0.62	—	—
Amortization of RS and PARS	—	—	2,798	0.07	3,439	0.09	5,581	0.14
Interest expense and other	238	0.01	274	0.00	576	0.01	553	0.01
Income tax (benefit) expense	(16,908)	(0.46)	2,817	0.07	(29,745)	(0.83)	4,268	0.10

Adjusted EBITDA	$18,325	$0.50	$13,908	$0.34	$16,578	$0.45	$24,527	$0.60

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At June 30, 2012, Kforce had $105.4 million in working capital compared to $103.1 million December 31, 2011. Kforce’s current ratio (current assets divided by current liabilities) was 2.1 at June 30, 2012 compared to 2.2 at December 31, 2011.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) repurchasing our common stock; (iii) investing in our infrastructure to allow sustainable growth via capital expenditures; and (iv) making strategic acquisitions.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30:

	2012	2011
Cash provided by (used in):
Operating activities	$7,706	$10,878
Investing activities	45,104	(4,618)
Financing activities	(52,937)	(6,630)

Decrease in cash and cash equivalents	$(127)	$(370)

Discontinued Operations

As was previously discussed, Kforce sold KCR on March 31, 2012. The accompanying unaudited condensed consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the six months ended June 30, 2011, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation as well as the gain on the sale of discontinued operations and the goodwill impairment charge. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for both the six months ended June 30, 2012 and 2011 were $2.9 million, which exclude equipment acquired under capital leases. Effective March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR for a purchase price of $50.0 million, subject to certain post-closing working capital adjustments. On July 2, 2012, Kforce received a payment of $7.3 million from the Purchaser to settle this post-closing working capital adjustment. Proceeds from the divestiture of KCR were $48.3 million, net of transaction costs, during the six months ended June 30, 2012.

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

Financing Activities

During the six months ended June 30, 2012, open market repurchases of common stock were approximately $0.8 million and repurchases of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards were approximately $15.5 million during the six months ended June 30, 2012.

Credit Facility

The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. As of June 30, 2012, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of June 30, 2012, there were $11.0 outstanding and $75.0 million was available under the Credit Facility. During the three months ended June 30, 2012, maximum outstanding borrowings under the Credit Facility were $30.4 million. As of August 2, 2012, there were no outstanding borrowings and $86.2 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At June 30, 2012, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.4 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2011, $84.2 million of the Board-authorized $150.0 million common stock repurchase program remained available for future repurchases. During the six months ended June 30, 2012, Kforce repurchased approximately 1.1 million shares of common stock attributable to open market repurchases and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards at a total cost of approximately $16.3 million. As of June 30, 2012, $67.9 million remains available for future repurchases.

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

As of June 30, 2012, we had $11.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 2.3% at June 30, 2012. A hypothetical 10% increase in interest rates in effect at June 30, 2012 would not have any significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the six months ended June 30, 2012, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2012, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

We are not aware of any new legal proceedings that are likely to have a material adverse impact on Kforce, or other material developments with respect to existing legal proceedings, that occurred during the six months ended June 30, 2012.

Item 1A.	Risk Factors.

Set forth below are the material changes and updates from, and should be read in conjunction with, the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2011.

We are Dependent Upon the Ability of Government Agencies to Administratively Manage our Contracts.

After we are awarded a contract and the contract is funded by the Federal Government, we are still dependent upon the ability of the relevant agency to administratively manage our contract. We have been adversely impacted by significant delays in the start-up of already awarded and funded projects, which we believe are due to the acute shortages of acquisition and contracting personnel within the Federal Government agencies. This had a direct impact on the impairment of the goodwill of our GS reporting unit, announced in July 2012. In addition, continued delays in the administrative management of our contracts within the Federal Government could materially adversely affect our government agency business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	—	$—	—	$68,730,936
May 1, 2012 to May 31, 2012	54,948	$14.47	54,948	$67,935,839
June 1, 2012 to June 30, 2012	—	$—	—	$67,935,839

Total	54,948	$14.47	54,948	$67,935,839

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Amended Administrative Agreement, dated as of May 3, 2012, between and among Kforce Government Solutions, Inc. and the U.S. Department of the Interior. (6)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL. (7)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed May 7, 2012.
(7)	The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: August 8, 2012	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2012	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)