Form 10-Q
period 2012-09-30
KFORCE INC
filed 2012-11-06
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2012, was 35,955,681.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net service revenues	$270,161	$261,024	$812,640	$745,406
Direct costs of services	181,399	176,520	553,287	509,909

Gross profit	88,762	84,504	259,353	235,497
Selling, general and administrative expenses	70,367	71,244	249,896	203,223
Goodwill impairment	—	—	65,300	—
Depreciation and amortization	2,659	3,010	8,418	9,492

Income (loss) from operations	15,736	10,250	(64,261)	22,782
Other expense, net	288	286	945	907

Income (loss) from continuing operations before income taxes	15,448	9,964	(65,206)	21,875
Income tax expense (benefit)	6,173	3,638	(23,572)	7,906

Income (loss) from continuing operations	9,275	6,326	(41,634)	13,969
(Loss) income from discontinued operations, net of taxes	(7)	2,120	21,811	6,102

Net income (loss)	9,268	8,446	(19,823)	20,071
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	84	17	211	45

Comprehensive income (loss)	$9,352	$8,463	$(19,612)	$20,116

Earnings (loss) per share – basic:
From continuing operations	$0.26	$0.17	$(1.16)	$0.36
From discontinued operations	0.00	0.06	0.61	0.16

Earnings (loss) per share – basic	$0.26	$0.23	$(0.55)	$0.52

Earnings (loss) per share diluted:
From continuing operations	$0.26	$0.17	$(1.16)	$0.35
From discontinued operations	0.00	0.05	0.61	0.15

Earnings (loss) per share – diluted	$0.26	$0.22	$(0.55)	$0.50

Weighted average shares outstanding – basic	36,204	37,417	36,026	38,943

Weighted average shares outstanding – diluted	36,243	38,228	36,026	39,882

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$5,418	$939
Trade receivables, net of allowances of $2,650 and $2,457, respectively	168,954	174,764
Income tax refund receivable	279	250
Deferred tax assets, net	5,119	4,694
Prepaid expenses and other current assets	7,860	5,592

Total current assets	187,630	186,239
Fixed assets, net	35,246	36,124
Other assets, net	30,576	32,554
Deferred tax assets, net	26,060	10,042
Intangible assets, net	5,942	6,635
Goodwill	67,268	138,078

Total assets	$352,722	$409,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$33,139	$26,314
Accrued payroll costs	55,076	55,151
Other current liabilities	1,034	1,463
Income taxes payable	182	236

Total current liabilities	89,431	83,164
Long-term debt – credit facility	—	49,526
Long-term debt – other	1,186	1,609
Other long-term liabilities	45,368	42,258

Total liabilities	135,985	176,557

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,487 and 68,566 issued, respectively	685	686
Additional paid-in capital	400,736	372,212
Accumulated other comprehensive loss	(3,839)	(4,050)
Retained earnings	69,312	89,135
Treasury stock, at cost; 32,544 and 30,644 shares, respectively	(250,157)	(224,868)

Total stockholders’ equity	216,737	233,115

Total liabilities and stockholders’ equity	$352,722	$409,672

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended September 30, 2012
Common stock – shares:
Shares at beginning of period	68,566
Issuance of restricted stock, net of forfeitures	(107)
Exercise of stock options	28

Shares at end of period	68,487

Common stock – par value:
Balance at beginning of period	$686
Issuance of restricted stock, net of forfeitures	(1)
Exercise of stock options	—

Balance at end of period	$685

Additional paid-in capital:
Balance at beginning of period	$372,212
Issuance of restricted stock, net of forfeitures	1
Exercise of stock options	309
Income tax benefit from stock-based compensation	1,809
Employee stock purchase plan	215
Stock-based compensation expense	26,190

Balance at end of period	$400,736

Accumulated other comprehensive loss:
Balance at beginning of period	$(4,050)
Pension and postretirement plans, net of tax	211

Balance at end of period	$(3,839)

Retained earnings:
Balance at beginning of period	$89,135
Net loss	(19,823)

Balance at end of period	$69,312

Treasury stock – shares:
Shares at beginning of period	30,644
Repurchases of common stock	1,927
Shares tendered in payment of the exercise price of stock options	11
Employee stock purchase plan	(38)

Shares at end of period	32,544

Treasury stock – cost:
Balance at beginning of period	$(224,868)
Repurchases of common stock	(25,416)
Shares tendered in payment of the exercise price of stock options	(161)
Employee stock purchase plan	288

Balance at end of period	$(250,157)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net (loss) income	$(19,823)	$20,071
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Gain on sale of discontinued operations	(36,533)	—
Goodwill impairment	65,300	—
Deferred income tax provision, net	(16,578)	478
Depreciation and amortization	8,491	9,619
Stock-based compensation	25,687	8,746
Provision for (recovery of) bad debts on accounts receivable and other accounts receivable reserves	2,170	(936)
Pension and postretirement benefit plans expense	3,389	3,280
Deferred compensation liability increase (decrease), net	1,924	(1,873)
Tax benefit attributable to stock-based compensation	1,809	1,227
Excess tax benefit attributable to stock-based compensation	(1,789)	(862)
(Gain) loss on cash surrender value of Company-owned life insurance policies	(1,468)	2,560
Other	113	307
(Increase) decrease in operating assets:
Trade receivables, net	(13,396)	(37,399)
Income tax refund receivable	(28)	5,631
Prepaid expenses and other current assets	(2,742)	(1,862)
Other assets, net	128	73
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	8,474	3,482
Accrued payroll costs	4,628	4,820
Income taxes payable	(54)	645
Other long-term liabilities	(1,859)	(4,087)

Cash provided by operating activities	27,843	13,920

Cash flows from investing activities:
Capital expenditures	(4,541)	(4,336)
Proceeds from disposition of business	55,561	—
Premiums paid for company-owned life insurance policies, net	(984)	(2,450)
Proceeds from the sale of assets held within the Rabbi Trust	1,388	—
Other	—	40

Cash provided by (used in) investing activities	51,424	(6,746)

Cash flows from financing activities:
Proceeds from bank line of credit	220,973	385,260
Payments on bank line of credit	(270,499)	(336,701)
Short-term vendor financing	(376)	303
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	148	193
Excess tax benefit attributable to stock-based compensation	1,789	862
Repurchases of common stock	(25,416)	(55,490)
Payments of capital expenditure financing	(1,407)	(1,184)
Payments of deferred loan financing	—	(447)

Cash used in financing activities	(74,788)	(7,204)

Increase (decrease) in cash and cash equivalents	4,479	(30)

Cash and cash equivalents at beginning of period	939	1,055

Cash and cash equivalents at end of period	$5,418	$1,025

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$8,863	$3,856
Interest, net	$260	$600
Non-Cash Transaction Information:
Employee stock purchase plan	$503	$500
Equipment acquired under capital leases	$505	$881
Shares tendered in payment of the exercise price of stock options	$161	$2,401
Unsettled repurchases of common stock	$—	$2,459

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida as well as 63 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for both the nine months ended September 30, 2012 and 2011 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2012, our results of operations and cash flows for the three and nine months ended September 30, 2012. The data in the condensed consolidated balance sheet as of December 31, 2011 was derived from our audited consolidated balance sheet as of December 31, 2011, as presented in our 2011 Annual Report on Form 10-K.

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

Earnings per Share

Basic earnings per share is computed as earnings divided by the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding exclude unvested shares of restricted stock (“RS”) and performance-accelerated restricted stock (“PARS”). Diluted earnings per common share is computed by dividing the earnings attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of RS and PARS using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive. Weighted average shares outstanding for purposes of computing diluted earnings per common share excludes contingently issuable unvested PARS unless the performance condition has been achieved as of the end of the applicable reporting period.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations	$9,275	$6,326	$(41,634)	$13,969
(Loss) income from discontinued operations, net of tax	(7)	2,120	21,811	6,102

Net income (loss)	$9,268	$8,446	$(19,823)	$20,071
Denominator:
Weighted average shares outstanding – basic	36,204	37,417	36,026	38,943
Common stock equivalents	39	811	—	939

Weighted average shares outstanding – diluted	36,243	38,228	36,026	39,882

Earnings (loss) per share – basic:
From continuing operations	$0.26	$0.17	$(1.16)	$0.36
From discontinued operations	0.00	0.06	0.61	0.16

Earnings (loss) per share – basic	$0.26	$0.23	$(0.55)	$0.52

Earnings (loss) per share – diluted:
From continuing operations	$0.26	$0.17	$(1.16)	$0.35
From discontinued operations	0.00	0.05	0.61	0.15

Earnings (loss) per share – diluted	$0.26	$0.22	$(0.55)	$0.50

For the three months ended September 30, 2012, there were 63 shares of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. Given that Kforce had a loss from continuing operations for the nine months ended September 30, 2012, the calculation of diluted earnings (loss) per share from continuing operations, discontinued operations and net income (loss) is computed using basic weighted average common shares outstanding. For the three and nine months ended September 30, 2011, there were 237 and 33 shares, respectively, of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

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

In July 2012, the FASB issued amended guidance on the testing of indefinite-lived intangible assets, other than goodwill, for impairment. The amended guidance allows an entity to perform a qualitative impairment assessment before calculating the fair value of the asset. Entities should continue to test indefinite-lived intangible assets annually for impairment and between annual tests if there is a change in events or circumstances. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements.

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

In connection with the closing of the sale, Kforce entered into a Transition Services Agreement (“TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 18 months from the Closing Date. The fees for a significant majority of these services have been and will continue to be generally equivalent to Kforce’s cost. Other services, if necessary, would be provided at negotiated rates.

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

In accordance with the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $375 although this deductible does not apply to certain losses. Kforce’s obligations under the indemnification provisions of the SPA shall, with the exception of certain items, cease 18 months from the Closing Date and are limited to an aggregate of $5,000 although this cap does not apply to certain losses. While it cannot be certain, Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of September 30, 2012.

The financial results of KCR have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations. The following summarizes the results from discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net service revenues	$—	$27,967	$29,649	$79,962
Direct costs of services and operating expenses	(5)	24,400	26,330	69,729

	5	3,567	3,319	10,233
(Loss) gain on sale of discontinued operations	(18)	—	36,533	—

(Loss) income from discontinued operations, before income taxes	(13)	3,567	39,852	10,233
Income tax (benefit) expense	(6)	1,447	18,041	4,131

(Loss) income from discontinued operations, net of income taxes	$(7)	$2,120	$21,811	$6,102

For comparability purposes, the following table provides the financials results of KCR for fiscal 2011 for each of three months ended:

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net service revenues	$26,029	$25,966	$27,967	$26,210
Direct costs of services and operating expenses	22,645	22,684	24,400	23,046

Income from discontinued operations, before income taxes	3,384	3,282	3,567	3,164
Income tax expense	1,347	1,337	1,447	1,166

Income from discontinued operations, net of income taxes	$2,037	$1,945	$2,120	$1,998

Included in the gain on sale of discontinued operations are transaction expenses, which primarily include commissions, legal fees and transaction bonuses totaling $2,173. As of December 31, 2011, accounts receivable pertaining to discontinued operations of $13,692 were outstanding, accounts payable and other accrued liabilities pertaining to discontinued operations of $862 were outstanding and accrued payroll costs of $4,698 pertaining to discontinued operations were outstanding. The assets and liabilities pertaining to the discontinued operations of KCR as of the Closing Date were sold to or assumed by the Purchaser. Kforce does not currently anticipate incurring any significant costs related to its discontinued operations beyond costs necessary to service the TSA. Included in direct costs of services and operating expenses within the table above for the three and nine months ended September 30, 2012 are TSA service fees charged to the Purchaser of $724 and $1,450, respectively, which were equivalent to our cost. Additionally, in connection with the servicing of the TSA, as of September 30, 2012 approximately $3,131 is due to the Purchaser, net of amounts due to Kforce from the Purchaser, and is classified within accounts payable and other accrued liabilities in the unaudited condensed consolidated balance sheet.

Kforce utilized the cash proceeds from the sale of KCR to reduce outstanding borrowings under the Third Amended and Restated Credit Agreement that it entered into on September 20, 2011 with a syndicate led by Bank of America, N.A., and as was amended on March 30, 2012 (the “Credit Facility”).

Acceleration of Equity Awards

In connection with the disposition of KCR as described above, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested RS, PARS and alternative long-term incentive awards (“ALTI”) effective March 31, 2012. The Firm will recognize a tax benefit from the acceleration of the vesting of RS, PARS and ALTI, which we believe will allow the Firm to maximize the cash proceeds associated with the disposition of KCR. The acceleration resulted in the recognition of previously unrecognized compensation expense during the quarter ended March 31, 2012 of $31,297, which includes $784 of payroll taxes. This expense has been classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Note C – Commitments and Contingencies

Litigation

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the California court during the three months ended June 30, 2011 in the amount of $2,526, which is recorded within accounts payable and other accrued liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2012 and December 31, 2011. Consummation of the settlement is subject to resolution of an appeal, which we believe to be without merit, brought by a non-party to the lawsuit.

As disclosed in our previous filings with the SEC, on June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against two classes of individuals because of their age, and, Kforce and the EEOC were engaged in conciliation efforts. On September 4, 2012, Kforce and the EEOC agreed upon a settlement payment of $1,675. During the three months ended September 30, 2012, Kforce paid $395 of the settlement and paid the remaining amount of $1,280 in October 2012. A total of $1,380 was accrued within accounts payable and other accrued liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2012. An insurance recovery of $952 was received by Kforce associated with this loss during the three months ended September 30, 2012.

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

Tax Audits

During 2012, Kforce was audited by state taxing authorities for sales, income and gross receipts taxes, which in some cases covered multiple years. In July 2012, the tax audits were settled for $1,535, which approximated the amount accrued as of June 30, 2012.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2012 was approximately $60,328 if all of the employees under contract were terminated without good cause by the employer or if the employees resigned for good reason following a change in control. Kforce’s liability at September 30, 2012 was approximately $12,947 if all of the employees under contract were terminated by Kforce without good cause or if the employees resigned for good reason in the absence of a change of control.

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

As discussed within Note B “Discontinued Operations,” the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. During the three and nine months ended September 30, 2012, Kforce recognized total compensation expense related to the ALTI of $0 and $9,805, respectively, which approximated the grant date fair value. The accelerated ALTI of $9,805 was paid in April 2012.

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

The net periodic benefit cost recognized for the three and nine months ended September 30, 2012 and 2011 was based upon the actuarial valuation at the beginning of the respective fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2011 and 2010, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 7.4% and 9.9%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of both December 31, 2011 and 2010 was 5.0%, and was based on historical compensation increases as well as future expectations. Kforce applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the three and nine months ended September 30, 2012, net periodic benefit cost was $86 and $276, respectively. For the three and nine months ended September 30, 2011, net periodic benefit cost was $38 and $136, respectively.

As of September 30, 2012 and December 31, 2011, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,368 and $1,112, respectively, which is classified in other long-term liabilities.

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

The following represents the components of net periodic benefit cost for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$522	$812	$1,565	$2,436
Interest cost	140	120	420	361
Amortization of actuarial loss	41	19	123	57

Net periodic benefit cost	$703	$951	$2,108	$2,854

The net periodic benefit cost recognized for the three and nine months ended September 30, 2012 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2011. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2012. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2012.

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

The following represents the components of net periodic postretirement benefit cost for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$229	$81	$689	$243
Interest cost	38	11	113	35
Amortization of actuarial loss	68	2	204	5

Net periodic benefit cost	$335	$94	$1,006	$283

The net periodic post-retirement benefit cost recognized for the three and nine months ended September 30, 2012 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2011.

Deferred Compensation Plan

In March 2012, Kforce surrendered certain of its Company-owned life insurance policies within its deferred compensation plan having a cash surrender value of approximately $8,037. The proceeds associated with the surrendered policies were reinvested in bond mutual funds and are included in a Rabbi Trust along with the cash surrender value of the Company-owned life insurance policies. Employee distributions are being funded through proceeds from the sale of assets held within the Rabbi Trust. The fair value of the bond mutual funds and the cash surrender value of the Company-owned life insurance policies as of September 30, 2012 are recorded in Other assets, net in the accompanying unaudited condensed consolidated balance sheet. The bond mutual funds are considered to be trading securities. Gains attributable to the investments in bond mutual funds during the three and nine months ended September 30, 2012 were $184 and $466, respectively, and are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

In conjunction with a change in the administrative service provider, life insurance provider and trustee associated with its deferred compensation plans, Kforce surrender certain of its Company-owned life insurance policies that were not eligible for a Section 1035 tax-free exchange in September 2012. These policies had a cash surrender value of approximately $6,250; these proceeds were held in a cash account within the Rabbi Trust as of September 30, 2012.

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

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets was determined to be impaired. No impairment was recognized on these assets during the three months ended September 30, 2012.

No fair value measurements for recurring or nonrecurring assets existed as of December 31, 2011. In addition, there were no transfers into or out of Level 1, 2 or 3 assets during the nine months ended September 30, 2012.

Kforce’s measurements at fair value on a recurring basis as of September 30, 2012 were as follows:

		Fair Value Measurements at September 30, 2012 Using:
Assets Measured at Fair Value:	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Bond mutual funds (1)	$6,818	$6,818	$—	$—

(1)	See “Employee Benefit Plans” within Note D to the unaudited condensed consolidated financial statements for additional discussion.

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

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the nine months ended September 30, 2012:

	Employee Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2011	226	98	324	$10.79
Exercised	(23)	(5)	(28)	$10.91	$79
Forfeited/Cancelled	(7)	—	(7)	$11.00

Outstanding and Exercisable as of September 30, 2012	196	93	289	$10.77

No compensation expense was recorded during the three or nine months ended September 30, 2012 or 2011. As of September 30, 2012, there was no unrecognized compensation cost.

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

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the nine months ended September 30, 2012:

	# of PARS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	2,936	$14.73
Granted	250	$12.76
Forfeited	(393)	$16.37
Vested	(2,793)	$14.58

Outstanding as of September 30, 2012	—	$—

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant and is amortized over a graded vesting schedule.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the PARS, effective March 31, 2012. The remaining unvested awards vested 30 days after the Closing Date of the divestiture of KCR. As a result of the acceleration, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $20,164 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to PARS of $0 and $23,344 during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2011, Kforce recognized total compensation expense related to PARS of $2,761 and $7,802, respectively. There was no unrecognized compensation expense attributable to PARS as of September 30, 2012.

Restricted Stock

RS is periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the nine months ended September 30, 2012 had vesting terms of two years.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the nine months ended September 30, 2012:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	398	$11.10
Granted	35	$12.01
Vested	(398)	$11.10

Outstanding as of September 30, 2012	35	$12.01

The fair market value of RS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the RS, effective March 31, 2012. As a result, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $1,994 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to RS of $38 and $2,846 during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2011, Kforce recognized total compensation expense related to RS of $327 and $944, respectively. As of September 30, 2012, total unrecognized compensation expense related to RS was $382, which will be recognized over a weighted average remaining period of 1.82 years.

Note G – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the nine months ended September 30, 2012:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2011	$138,078	$6,635	$144,713
Disposition of KCR	(5,510)	—	(5,510)
Amortization of intangible assets	—	(693)	(693)
Impairment of goodwill	(65,300)	—	(65,300)

Balance as of September 30, 2012	$67,268	$5,942	$73,210

As of September 30, 2012 and December 31, 2011, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of non-compete agreements, trade names, trademarks, customer relationships, customer contracts and customer lists. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of September 30, 2012 and December 31, 2011. All of the other intangible assets, net represented less than 5% of total assets.

As of September 30, 2012 and December 31, 2011, accumulated amortization for intangible assets was $24,232 and $23,533, respectively. The estimated remaining amortization expense is $208 for 2012, $747 for 2013, $634 for 2014, $634 for 2015 and $457 for 2016.

Goodwill

As we disclosed in our Annual Report on Form 10-K, Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2011 for each of our reporting units and concluded that no indicators of impairment existed. The reporting unit that had the narrowest margin between fair value and carrying value was GS. As of March 31, 2012, as part of our customary quarterly procedures, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was not an indication that the carrying values of any of our reporting units were likely impaired. As it relates to our GS reporting unit, this assessment took into account the major achievements GS had in the quarter ended March 31, 2012 from a business development and contract award standpoint, which was expected to be accretive to 2012 financial results.

During the three months ended June 30, 2012, our GS reporting unit was adversely impacted by the unexpected significant delays in the start-up of already executed and funded projects, which we believed were due to acute shortages of acquisition and contracting personnel within the contracting Federal Government agencies. The continued uncertainty of funding levels of various Federal Government programs and agencies with which GS operated and the increasingly uncertain macro-economic and political environment resulted in GS electing to forego bidding on certain opportunities in the second quarter of 2012 in order to focus efforts on contracts that we believed achieved the right balance between revenue and profitability and were with Federal Government agencies less impacted by Federal budget reductions. Accordingly, due to these factors, in mid-June 2012, we revised our projected outlook for the remainder of 2012 and beyond taking into consideration the items above as well as increases in certain operating expenses necessary to support GS on a go-forward basis. Given this, Kforce believed that a triggering event occurred within our GS reporting unit during the quarter ended June 30, 2012. As a result, Kforce performed an interim goodwill impairment test for its GS reporting unit as of June 30, 2012, which resulted in Kforce recording an estimated impairment charge of $65,300 and a related tax benefit of $23,265 during the three months ended June 30, 2012. Kforce has not yet completed the second step of the impairment test to determine the implied fair value of goodwill for the reporting unit due to the timing and complexity of the analysis. Any adjustment to this estimated impairment charge will be recorded during the fourth quarter of 2012.

Due to the lower than anticipated performance of its GS reporting unit in the third quarter of 2012 as well as a reduction in the forecast for the business as a result of a continued shift to a higher quality revenue stream, the widening federal deficits and potential increased risk from sequestration, Kforce believed that a triggering event had occurred for its GS reporting unit as of September 30, 2012. Thus, Kforce performed an interim goodwill impairment test for its GS reporting unit as of September 30, 2012. We compared the carrying value of our GS reporting unit to its estimated fair value based on a weighting of both the income approach and the guideline transaction method. The guideline company method was not considered in the September 30, 2012 analysis as we believe the guideline transaction method is more comparable to GS due to recently available transactions in the market.

Discounted cash flows, which serve as the primary basis for the income approach, were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. The discrete financial forecast includes certain adjustments of costs that Kforce believes a market participant buyer, such as a large government contractor, would not incur to operate the GS reporting unit. A terminal value growth rate of 3.0% was used for the GS reporting unit. To calculate the fair value for the GS reporting unit, the income approach valuation included the cash flow discount rate, representing the reporting unit’s weighted average cost of capital of 16.0%. This weighted average cost of capital includes a specific company risk premium of 3.0%, which we believe recognizes the challenging Federal Government operating environment as well as GS’s forecast risk. The decrease in the weighted average cost of capital from that used in the second quarter impairment test is attributable to a continued shift to a higher quality revenue stream within the forecast period.

The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. To calculate fair values under the guideline transaction method, Kforce utilized enterprise value/EBITDA multiples with a median of 13.7. Kforce used the enterprise value to EBITDA ratio due to it being the predominant measure used in the marketplace to value this type of business.

The results of the first step of the goodwill impairment test as of September 30, 2012 indicated that the fair value of the GS reporting unit exceeded its carrying value; therefore, the second step of the test to determine the implied fair value of goodwill for the GS reporting unit was not required. Kforce determined that the fair value of our GS reporting unit exceeded its carrying amount by 5.4%. Although the interim goodwill impairment analysis for GS utilized assumptions we believe to be reasonable and financial forecasts we believe to be achievable, we performed a sensitivity analysis by independently modifying the discount rate, long-term growth rate and forecasted operating results. Deterioration in the assumptions noted above could indicate impairment. Management expects to perform its annual impairment test as of December 31, 2012.

There was no indication of impairment for our Tech, FA or HIM reporting units as of September 30, 2012.

The following table contains a disclosure of the gross amount and accumulated estimated impairment losses of goodwill for our GS reporting unit as of December 31, 2011 and September 30, 2012:

	Government Solutions
	Gross Amount	Accumulated Impairment Losses	Carrying Value
Balance as of December 31, 2011	$102,641	$—	$102,641
Balance as of September 30, 2012	$102,641	$(65,300)	$37,341

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

Historically, and for the three and nine months ended September 30, 2012, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States.

The following table has been updated to reflect the disposition of KCR. As described in Note B “Discontinued Operations,” all revenues and gross profit associated with the discontinued operation have been recorded within income from discontinued operations, net of tax, in the unaudited condensed consolidated statement of operations and comprehensive income (loss). The following table provides information concerning the operations of our segments for the three and nine months ended September 30, 2012 and 2011:

	Tech	FA	HIM	GS	Total
Three Months Ended September 30:
2012
Net service revenues:
Flexible billings	$165,342	$51,661	$18,089	$22,698	$257,790
Search fees	5,235	7,068	68	—	12,371

Total net service revenues	$170,577	$58,729	$18,157	$22,698	$270,161

Gross profit	$52,262	$23,022	$6,559	$6,919	$88,762
2011
Net service revenues:
Flexible billings	$160,285	$48,046	$17,208	$23,881	$249,420
Search fees	5,191	6,251	162	—	11,604

Total net service revenues	$165,476	$54,297	$17,370	$23,881	$261,024

Gross profit	$49,596	$20,726	$6,463	$7,719	$84,504

Nine Months Ended September 30:
2012
Net service revenues:
Flexible billings	$491,780	$159,861	$57,185	$67,231	$776,057
Search fees	16,191	19,991	401	—	36,583

Total net service revenues	$507,971	$179,852	$57,586	$67,231	$812,640

Gross profit	$150,006	$68,456	$20,472	$20,419	$259,353
2011
Net service revenues:
Flexible billings	$449,695	$143,433	$49,736	$69,180	$712,044
Search fees	13,495	19,470	397	—	33,362

Total net service revenues	$463,190	$162,903	$50,133	$69,180	$745,406

Gross profit	$135,011	$61,013	$17,959	$21,514	$235,497

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the nine months ended September 30, 2012.

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

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the nine months ended September 30, 2012 and 2011, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. See Note B – “Discontinued Operations” to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2012 and 2011 include activity relating to KCR as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to KCR, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and for the nine months ended September 30, 2012, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the nine months ended September 30, 2012 increased 9.0% to $812.6 million from $745.4 million in the comparable period in 2011.

•

Flex revenues for the nine months ended September 30, 2012 increased 9.0% to $776.1 million from $712.0 million in the comparable period in 2011. Year-over-year Flex revenue growth rates have decelerated on a billing day basis throughout 2012.

•	Search revenues for the nine months ended September 30, 2012 increased 9.7% to $36.6 million from $33.4 million in the comparable period in 2011.

•

Flex gross profit margin for the three months ended September 30, 2012 increased 40 basis points to 29.6% from 29.2% in the comparable period in 2011. Sequentially, Flex gross profit margin increased 30 basis points primarily as a result of an improvement it the spread between our bill and pay rates primarily in our Tech segment and a decrease in statutory payroll taxes.

•

Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the nine months ended September 30, 2012 increased to 30.8% from 27.3% in the comparable period in 2011. This increase was primarily a result of the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012.

•

Net loss from continuing operations of $41.6 million for the nine months ended September 30, 2012 declined $55.6 million from net income from continuing operations of $14.0 million in the comparable period in 2011. The results for the nine months ended September 30, 2012, include an after-tax goodwill impairment charge of $42.0 million.

•

Loss per share from continuing operations for the nine months ended September 30, 2012 was $1.16 compared to earnings per share of $0.35 in the comparable period in 2011, which was primarily driven by the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012 and the goodwill impairment charge referred to above.

•	There were no outstanding borrowings under the Credit Facility as of September 30, 2012 as compared to $49.5 million on December 31, 2011.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2012 and 2011

Net service revenues for the three and nine months ended September 30, 2012 were $270.2 million and $812.6 million, respectively, which represents an increase of 3.5% and 9.0%, respectively, over the comparable periods in 2011. These increases were primarily due to our Tech (which represents approximately 63% of our total net service revenues) and FA segments (which represents approximately 22% of our net service revenues), which had year-over-year increases in net service revenues for the three months ended September 30, 2012 of 3.1% and 8.2%, respectively, and 9.7% and 10.4%, respectively, for the nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2012, net service revenues for HIM increased 4.5% and 14.9%, respectively, while our GS segment declined 5.0% and 2.8%, respectively, in net service revenues over the comparable periods in 2011. For the three and nine months ended September 30, 2012, Search revenues increased 6.6% and 9.7%, respectively, over the comparable periods in 2011.

Flex gross profit margin increased 40 basis points to 29.6% for the three months ended September 30, 2012 as compared to 29.2% for the comparable period in 2011, and increased 30 basis points to 28.7% for the nine months ended September 30, 2012 as compared to 28.4% for the comparable period in 2011. These increases in flex gross profit margins were primarily driven by an increase in the spread between bill rates and pay rates. Flex gross profit margin increased sequentially 30 basis points for the three months ended September 30, 2012 primarily as a result of an improvement in the spread between our bill and pay rates primarily in our Tech segment and a decrease in statutory payroll taxes. SG&A expenses as a percentage of net service revenues were 26.0% and 30.8% for the three and nine months ended September 30, 2012, respectively, as compared to 27.3% for both the three and nine months ended September 30, 2011. The increase in SG&A expenses as a percentage of net service revenues during the nine months ended September 30, 2012 was primarily the result of the acceleration of substantially all of the outstanding and unvested PARS, RS and ALTI awards on March 31, 2012, which resulted in the recognition of incremental compensation expense during the three months ended March 31, 2012 of $31.3 million, including payroll taxes.

Additionally, during the nine months ended September 30, 2012, Kforce recorded an estimated goodwill impairment charge in the amount of $65.3 million related to our GS reporting unit (although no further impairment occurred during the three months ended September 30, 2012). The goodwill impairment charge was the result of the unexpected adverse effect of the unexpected significant delays in the start-up of already executed and funded projects which we believe are due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies, uncertainty of funding levels of various Federal Government programs and agencies and the increasingly uncertain macro-economic and political environment. All of these largely unanticipated factors have had an adverse effect on GS operations and forecasted cash flows, its enterprise value as well as overall equity values in the GS sector.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continue to improve during 2012 on a sequential basis based on data published by the Bureau of Labor Statistics (“BLS”). The penetration rate (the percentage of temporary staffing to total employment) remained flat at 1.9% in September 2012 as compared to June 2012. Economic forecasters estimate that the penetration rate could surpass the prior peak of 2.03% reached in April 2000. While non-farm payroll expanded by 114,000 jobs in September 2012 and has remained positive for 24 consecutive months through September 2012, we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 7.8% as of September 2012. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow even in a relatively modest growth macro-economic environment. Management remains cautiously optimistic about the growth prospects of the temporary staffing industry, the penetration rate and in particular our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) further developing and optimizing our National Recruiting Center (“NRC”) and Strategic Accounts teams in support of our field operations; (ii) restructuring both our back office and field operations under our Shared Services program, which focuses on process improvement, centralization, technology infrastructure and outsourcing; (iii) upgrading our corporate systems (primarily our front-end systems) with a focus on job order prioritization and (iv) making other technology investments designed to increase the performance of our corporate and field associates. We believe that these investments have increased our operating efficiency, enabling us to be more responsive to our clients and have provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Service Revenues by Segment:
Tech	63.1%	63.4%	62.5%	62.1%
FA	21.7	20.8	22.1	21.9
HIM	6.7	6.7	7.1	6.7
GS	8.5	9.1	8.3	9.3

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Time:
Flex	95.4%	95.6%	95.5%	95.5%
Search	4.6	4.4	4.5	4.5

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	32.9%	32.4%	31.9%	31.6%
Selling, general and administrative expenses	26.0%	27.3%	30.8%	27.3%
Goodwill impairment	—	—	8.0%	—
Depreciation and amortization	1.0%	1.2%	1.0%	1.3%
Income (loss) from continuing operations before income taxes	5.7%	3.8%	(8.0)%	2.9%
Income (loss) from continuing operations	3.4%	2.4%	(5.1)%	1.9%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech
Flex	$165,342	3.2%	$160,285	$491,780	9.4%	$449,695
Search	5,235	0.8%	5,191	16,191	20.0%	13,495

Total Tech	$170,577	3.1%	$165,476	$507,971	9.7%	$463,190

FA
Flex	$51,661	7.5%	$48,046	$159,861	11.5%	$143,433
Search	7,068	13.1%	6,251	19,991	2.7%	19,470

Total FA	$58,729	8.2%	$54,297	$179,852	10.4%	$162,903

HIM
Flex	$18,089	5.1%	$17,208	$57,185	15.0%	$49,736
Search	68	(58.0)%	162	401	1.0%	397

Total HIM	$18,157	4.5%	$17,370	$57,586	14.9%	$50,133

GS
Flex	$22,698	(5.0)%	$23,881	$67,231	(2.8)%	$69,180
Search	—	—	—	—	—	—

Total GS	$22,698	(5.0)%	$23,881	$67,231	(2.8)%	$69,180

Total Flex	$257,790	3.4%	$249,420	$776,057	9.0%	$712,044
Total Search	12,371	6.6%	11,604	36,583	9.7%	33,362

Total Revenues	$270,161	3.5%	$261,024	$812,640	9.0%	$745,406

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended September 30, 2012 and 2011, there were 63 and 64 billing days, respectively.

Flex revenues for our largest segment, Tech, have been strong compared to previous economic recoveries, which we believe is primarily a result of candidate skill sets that are in demand, our great people and our operating model as well as overall macro-economic and political uncertainties which make Flex staffing increasingly attractive. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines resulting in an increase in Tech Flex revenues of 3.2% and 9.4% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. Year-over-year growth rates in Tech have decelerated each quarter during 2012, which we believe reflects the uncertain economic outlook. We also believe that a higher rate of conversions of our flex consultants to permanent employees of our clients is impacting our year-over-year growth rates. Despite this, we believe the demand for Tech going into 2013 continues to be positive. As such, we anticipate continuing to selectively invest in the headcount necessary to capture this demand. Additionally, within our Tech segment, we expect to see continued growth for the remainder of 2012 both sequentially on a billing day basis and as compared to 2011.

Our FA segment experienced an increase in Flex revenues of 7.5% and 11.5% during the three and nine months ended September 30, 2012, respectively, compared to same periods in 2011. According to a Staffing Industry Analysts report, the overall finance and accounting segment is expected to experience a deceleration of growth to 8% in 2012 from 10% in 2011. Consistent with Tech, we believe that the success of our FA segment has been enabled by our NRC, which has been particularly effective in meeting the demand of our Strategic Accounts. Year-over-year growth rates in Tech have decelerated each quarter during 2012, which we believe reflects the uncertain economic outlook. We believe the demand for Tech going into 2013 continues to be good. As such, we anticipate continuing to selectively invest in the headcount necessary to capture this demand. Additionally, within our FA segment, we expect to see continued growth for the remainder of 2012 on a sequential billing day basis.

Net service revenues for HIM increased 4.5% and 14.9% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. While net service revenues for HIM had been experiencing accelerating growth through the second quarter of 2012 as hospital census and spending continued to increase, net service revenues declined on a sequential basis in the third quarter due primarily to the completion of a few large projects at the end of the second quarter of 2012. The declines in revenues associated with the completion of the large projects have been partially offset by revenues generated from requirements and deadlines related to International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”) conversion and electronic health records implementation. On February 16, 2012, the Department of Health and Human Services (“DHHS”) announced that the Federal Government will delay the implementation date for the ICD-10 diagnostic and procedural coding system for an unspecified period of time. However, on August 24, 2012, the DHHS published a required implementation date of October 1, 2014 for compliance with ICD-10, which is expected to assist in the growth of net service revenues during 2013. We expect to see continued growth in 2012 within our HIM segment both sequentially and as compared to 2011.

Our GS segment experienced a decrease of 5.0% and 2.8% in net service revenues for the three and nine months ended September 30, 2012, respectively, as compared to the comparable periods in 2011. We believe this decline is primarily a result of the unexpected significant delays in the start-up of already executed and funded projects which we believe are due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies, uncertainty of funding levels of various Federal Government programs and agencies and the increasingly uncertain macro-economic and political environment. When combined with the repositioning of our GS segment, continued shift in customer focus and our expected increased revenues over the second half of 2012 as compared to 2011, we believe our net service revenues will be flat overall for 2012 as compared to 2011. Management remains cautiously optimistic as it cannot predict the outcome of the widening federal deficits and past, current and future efforts to reduce federal spending through sequestration and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment; however, we continue to believe in the long-term prospects of our GS segment and believe this unit has strong growth prospects going forward.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in 000’s)	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	2,520	0.0%	2,520	7,511	4.4%	7,196
FA	1,545	9.9	1,406	4,745	12.6	4,214
HIM	263	0.0	263	852	10.2	773

Total hours	4,328	3.3%	4,189	13,108	7.6%	12,183

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	$1,949	49.8%	$1,301	$5,637	74.7%	$3,226
FA	136	(23.6)	178	417	(18.1)	509
HIM	1,524	1.7	1,498	4,902	11.2	4,407
GS	141	(32.9)	210	398	(42.8)	696

Total billable expenses	$3,750	17.7%	$3,187	$11,354	28.5%	$8,838

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues increased 6.6% and 9.7% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 and decreased 6.3% sequentially as compared to the three months ended June 30, 2012. We believe the increase over the prior year reflects clients who are continuing to selectively rebuild staff after significant reductions during the most recent economic recession. While Search revenue is difficult to predict, we expect this trend may stabilize in the near term on a sequential basis.

Total placements for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	337	(4.8)%	354	1,028	10.2%	933
FA	513	2.8	499	1,546	(0.3)	1,550
HIM	6	(71.4)	21	36	(18.2)	44

Total placements	856	(2.1)%	874	2,610	3.3%	2,527

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	$15,536	5.8%	$14,682	$15,751	8.9%	$14,470
FA	13,783	10.1	12,516	12,927	2.9	12,560
HIM	11,384	48.3	7,678	11,153	24.2	8,978

Total average placement fee	$14,456	8.9%	$13,276	$14,015	6.2%	$13,202

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	30.6%	2.0%	30.0%	29.5%	1.4%	29.1%
FA	39.2%	2.6	38.2%	38.1%	1.6	37.5%
HIM	36.1%	(3.0)	37.2%	35.6%	(0.6)	35.8%
GS	30.5%	(5.6)	32.3%	30.4%	(2.3)	31.1%

Total gross profit percentage	32.9%	1.5%	32.4%	31.9%	0.9%	31.6%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit for the three months ended September 30, 2012, compared to the same period in 2011, was $0.8 million, composed of a $0.2 million decrease in volume and a $1.0 million increase in rate. The increase in Search gross profit for the nine months ended September 30, 2012, compared to the same period in 2011, was $3.2 million, composed of a $1.2 million increase in volume and a $2.0 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Tech	28.4%	2.5%	27.7%	27.2%	0.7%	27.0%
FA	30.9%	2.7	30.1%	30.3%	4.5	29.0%
HIM	35.9%	(1.9)	36.6%	35.1%	(0.6)	35.3%
GS	30.5%	(5.6)	32.3%	30.4%	(2.3)	31.1%

Total Flex gross profit percentage	29.6%	1.4%	29.2%	28.7%	1.1%	28.4%

The increase in Flex gross profit for the three months ended September 30, 2012, compared to the same period in 2011, was $3.5 million, composed of a $2.4 million increase in volume and a $1.1 million increase in rate. The increase in Flex gross profit for the nine months ended September 30, 2012, compared to the same period in 2011, was $20.6 million, composed of an $18.2 million increase in volume and a $2.4 million increase in rate.

The Flex gross profit percentage was positively impacted during the three and nine months ended September 30, 2012 by the improvement in the spread between the bill rates and pay rates which was experienced most significantly by our Tech and FA segments. These increases were partially offset by higher statutory payroll taxes, particularly the increase in unemployment taxes, during the three and nine months ended September 30, 2012 and the recording and ultimate settlement of sales, income and gross receipts tax audits in the amount of $1.5 million during the nine months ended September 30, 2012. Payroll taxes, particularly unemployment taxes, are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. A continued focus for Kforce is to continue to optimize the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins in 2012 will exceed those of 2011.

Selling, General and Administrative Expenses (“SG&A”). For the three and nine months ended September 30, 2012, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 85.4% and 86.8%, respectively, as compared to 87.3% for both the three and nine months ended September 30, 2011. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and nine months ended September 30:

(in $000’s)	2012	% of Revenues	2011	% of Revenues
Three Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$60,116	22.2%	$62,170	23.8%
Other	10,251	3.8	9,074	3.5

Total SG&A	$70,367	26.0%	$71,244	27.3%

Nine Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$216,935	26.7%	$177,492	23.8%
Other	32,961	4.1	25,731	3.5

Total SG&A	$249,896	30.8%	$203,223	27.3%

SG&A as a percentage of net service revenues decreased 130 and increased 350 basis points for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.

For the three months ended September 30, 2012, the net decrease was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 1.4% of net service revenues, which was primarily related to a decrease in stock-based compensation expense as a result of the acceleration of the vesting for substantially all of the outstanding and unvested RS, PARS and ALTI awards during the three months ended March 31, 2012. The reduction in equity-based compensation expense for the three months ended September 30, 2012 was partially offset by an increase in cash-based compensation expense due to a difference in the structure of its executive bonus plans in 2012 versus 2011. A portion of the stock-based compensation expense recorded in 2011 (and accelerated in 2012) was related to the structure of certain executive bonus plans in 2011 being equity-based whereas historically and in 2012 the executive bonus plans are cash-based.

•

Decrease in commission expense of 0.2% of net service revenues, which was primarily attributable to a decrease in the estimated annual effective commission rate due to certain changes made to the compensation plans. This decrease was partially offset by the increased investment in revenue generating headcount during the nine months ended September 30, 2012 as compared to 2011, which has increased 9.5% year-over-year.

For the nine months ended September 30, 2012, the net increase was primarily attributable to the following:

•

Increase in compensation and benefits cost of 3.0% of net service revenues, which was primarily related to an increase in stock-based compensation expense and related payroll taxes for the acceleration of the vesting for substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012. This resulted in incremental compensation expense of $31.3 million, including payroll taxes, being recorded during the nine months ended September 30, 2012.

•

Increase in bad debt expense of 0.4% of net service revenues, which was primarily attributable to (i) an increased level of write-offs in 2012 as compared to 2011 and (ii) a reduction in the allowance for doubtful accounts during the nine months ended September 30, 2011 due to positive collection trends.

Goodwill Impairment. As discussed above, our GS segment’s operations have been adversely impacted by the unexpected significant delays in the start-up of already executed and funded projects which we believe are due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies. The continued uncertainty of funding levels of various Federal Government programs and agencies with which GS operates and the increasingly uncertain macro-economic and political environment resulted in GS electing to forego bidding on certain opportunities in the second quarter of 2012 in order to focus efforts on contracts that we believe achieve the right balance between revenue and profitability and are with Federal Government agencies less impacted by Federal budget reductions. Accordingly, due to these factors, in mid-June 2012, we undertook an effort to revise our projected outlook for the remainder of 2012 and beyond taking into consideration the items above as well as increases in certain operating expenses necessary to support GS on a go-forward basis. Given this, Kforce believed that a triggering event occurred within our GS reporting unit during the quarter ended June 30, 2012. As a result, Kforce performed an interim goodwill impairment test for its GS reporting unit as of June 30, 2012, which resulted in Kforce recording an estimated impairment charge of approximately $65.3 million and a related tax benefit of approximately $23.3 million during the three months ended June 30, 2012. Kforce has not yet completed the second step of the impairment test to determine the implied fair value of goodwill for the reporting unit due to the timing and complexity of the analysis. Any adjustment to this estimated impairment charge will be recorded during the fourth quarter of 2012.

Due to the lower than anticipated performance of its GS reporting unit in the third quarter of 2012 as well as a reduction in the forecast for the business as a result of a continued shift to a higher quality revenue stream, the widening federal deficits and potential increased risk of sequestration, Kforce believed that a triggering event had occurred for its GS reporting unit as of September 30, 2012. Thus, Kforce performed an interim goodwill impairment test for its GS reporting unit as of September 30, 2012. The results of the first step of the goodwill impairment test as of September 30, 2012 indicated that the fair value of the GS reporting unit exceeded its carrying value; therefore, the second step of the test to determine the implied fair value of goodwill for the GS reporting unit was not required. Kforce determined that the fair value of our GS reporting unit exceeded its carrying amount by 5.4%. Although the interim goodwill impairment analysis for GS utilized assumptions we believe to be reasonable and financial forecasts we believe to be achievable, we performed a sensitivity analysis by independently modifying the discount rate, long-term growth rate and forecasted operating results. Deterioration in the assumptions noted above could indicate impairment. Management expects to perform its annual impairment test as of December 31, 2012.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Increase (Decrease)	2011	2012	Increase (Decrease)	2011
Fixed asset depreciation	$969	1.0%	$959	$2,725	(14.8)%	$3,200
Capital lease asset depreciation	425	5.5	403	1,267	4.5	1,213
Capitalized software amortization	1,049	(22.9)	1,361	3,727	(10.5)	4,165
Intangible asset amortization	216	(24.7)	287	699	(23.5)	914

Total depreciation and amortization	$2,659	(11.7)%	$3,010	$8,418	(11.3)%	$9,492

The $0.5 million decrease in fixed asset depreciation during the nine months ended September 30, 2012 compared to 2011 and the $0.3 and $0.4 million decrease in Capitalized software amortization during the three and nine months ended September 30, 2012, respectively, compared to 2011 is the result of certain assets and software becoming fully depreciated in 2012.

Other Expense, Net. Other expense, net was $0.3 million for both the three months ended September 30, 2012 and 2011 and $0.9 million for both the nine months ended September 30, 2012 and 2011. Other expense, net consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense (Benefit). Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income taxes (our “effective rate”) for the nine months ended September 30, 2012 and 2011 was (36.2)% and 36.1%, respectively. The change in Kforce’s effective rate for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily the result of the partially non-deductible goodwill impairment charge which was partially offset by the write-on of certain net operating loss carry-forwards related to historical acquisitions during the three months ended September 30, 2012.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations includes the consolidated income and expenses of KCR. During the three months ended March 31, 2012, Kforce completed the sale of KCR resulting in a pre-tax gain, including adjustments, of $36.5 million. Included in the determination of the pre-tax gain is approximately $5.5 million of goodwill for KCR and transaction expenses totaling approximately $2.2 million, which primarily included commissions, legal fees and transaction bonuses.

Income tax expense as a percentage of income from discontinued operations, before income taxes, for the nine months ended September 30, 2012 and 2011 was 45.3% and 40.4%, respectively. The increase in the effective income tax rate of discontinued operations for the nine months ended September 30, 2012 is primarily related to the non-deductible goodwill.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	Per Share	2011	Per Share	2012	Per Share	2011	Per Share
Net income (loss)	$9,268	$0.26	$8,446	$0.22	$(19,823)	$(0.55)	$20,071	$0.50
Income from discontinued operations, net of taxes	(7)	(0.00)	2,120	0.05	21,811	0.61	6,102	0.15

Income (loss) from continuing operations	9,275	0.26	6,326	0.17	(41,634)	(1.16)	13,969	0.35
Depreciation and amortization	2,659	0.07	3,010	0.07	8,418	0.23	9,492	0.24
Goodwill impairment	—	—	—	—	65,300	1.81	—	—
Acceleration of RS and PARS	—	—	—	—	22,158	0.61	—	—
Amortization of RS and PARS	38	0.00	3,048	0.08	3,477	0.10	8,629	0.22
Interest expense and other	270	0.01	378	0.01	846	0.02	931	0.02
Income tax expense (benefit)	6,173	0.17	3,638	0.10	(23,572)	(0.65)	7,906	0.20

Adjusted EBITDA	$18,415	$0.51	$16,400	$0.43	$34,993	$0.96	$40,927	$1.03

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At September 30, 2012, Kforce had $98.2 million in working capital compared to $103.1 million December 31, 2011. Kforce’s current ratio (current assets divided by current liabilities) was 2.1 at September 30, 2012 compared to 2.2 at December 31, 2011.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 provide a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) repurchasing our common stock; (iii) investing in our infrastructure to allow sustainable growth via capital expenditures; and (iv) making strategic acquisitions.

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

	2012	2011
Cash provided by (used in):
Operating activities	$27,843	$13,920
Investing activities	51,424	(6,746)
Financing activities	(74,788)	(7,204)

Increase (decrease) in cash and cash equivalents	$4,479	$(30)

Discontinued Operations

As was previously discussed, Kforce sold KCR on March 31, 2012. The accompanying unaudited condensed consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the nine months ended September 30, 2011, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation as well as the gain on the sale of discontinued operations and the goodwill impairment charge. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for each of the nine months ended September 30, 2012 and 2011 were $4.5 million and $4.3 million, respectively, which exclude equipment acquired under capital leases. Effective March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR for a purchase price of $50.0 million, subject to certain post-closing working capital adjustments. On July 2, 2012, Kforce received a payment of $7.3 million from the Purchaser to settle this post-closing working capital adjustment. Proceeds from the divestiture of KCR were $55.6 million, net of transaction costs, during the nine months ended September 30, 2012.

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

Financing Activities

During the nine months ended September 30, 2012, Kforce repurchased $25.4 million of common stock, which included open market repurchases of common stock of approximately $9.9 million and repurchases of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards of approximately $15.5 million.

Credit Facility

The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. As of September 30, 2012, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of September 30, 2012, there were no outstanding borrowings and $85.9 million was available under the Credit Facility. During the three months ended September 30, 2012, maximum outstanding borrowings under the Credit Facility were $6.6 million. As of October 31, 2012, there were no outstanding borrowings and $85.6 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At September 30, 2012, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.4 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2011, $84.2 million of the Board-authorized $150.0 million common stock repurchase program remained available for future repurchases. During the nine months ended September 30, 2012, Kforce repurchased approximately 1.9 million shares of common stock attributable to open market repurchases and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards at a total cost of approximately $25.4 million. As of September 30, 2012, $58.8 million remains available for future repurchases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks, primarily changes in interest rates.

As of September 30, 2012, there were no outstanding borrowings under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 0% at September 30, 2012.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the nine months ended September 30, 2012, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

As disclosed in our previous filings with the SEC, on June 6, 2011, the Chicago District Office of the EEOC issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against two classes of individuals because of their age, and, Kforce and the EEOC were engaged in conciliation efforts. On September 4, 2012, Kforce and the EEOC agreed upon a settlement payment of $1.7 million. During the three months ended September 30, 2012, Kforce paid $0.4 million of the settlement and paid the remaining amount of $1.3 million in October 2012. A total of $1.4 million was accrued within accounts payable and other accrued liabilities in the unaudited condensed consolidated balance sheet as of September 30, 2012. An insurance recovery of approximately $1.0 million was received by the Firm associated with this loss during the three months ended September 30, 2012.

We are not aware of any new legal proceedings that we believe are likely to have a material adverse impact on Kforce, or other material developments with respect to existing legal proceedings, that occurred during the nine months ended September 30, 2012

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2011, as updated by those disclosed in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	—	$—	—	$67,935,839
August 1, 2012 to August 31, 2012	826,400	$11.03	826,400	$58,820,647
September 1, 2012 to September 30, 2012	—	$—	—	$58,820,647

Total	826,400	$11.03	826,400	$58,820,647

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Amendment #1 to Stock Ownership Guidelines, dated September 28, 2012. (6)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL. (7)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed October 4, 2012.
(7)	The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: November 5, 2012	By:	/s/ JOSEPH J. LIBERATORE
Joseph J. Liberatore
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2012	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)