Form 10-K
period 2012-12-31
KFORCE INC
filed 2013-02-22
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2012, was approximately $388,856,835. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 18, 2013, was 34,865,296.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 5, 2013 (“Proxy Statement”)	Part III

KFORCE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Company Overview

We are a provider of professional and technical specialty staffing services and solutions and operate through our corporate headquarters in Tampa, Florida, 62 field offices located throughout the United States and one office in Manila, Philippines. Kforce was incorporated in 1994 but its predecessor companies, Romac & Associates, Inc. and Source Services Corporation have been providing staffing services since 1962. Kforce completed its Initial Public Offering in August 1995.

We provide our clients staffing services and solutions through four operating segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce organizes and manages its Tech and FA segments on a geographical basis: East and West. We believe this operational alignment supports a more customer-centric organization, leverages our strongest leaders, leverages client relationships across functional offerings, and streamlines the organization by placing senior management closer to the customer. Our Tech segment includes the results of Kforce Global Solutions, Inc. (“Global”), a wholly-owned subsidiary, which has an office in the Philippines. HIM and GS segments are organized and managed by specialty because of the unique operating characteristics of each business.

The following charts depict the percentage of our total revenues for each of our segments for the years ended December 31, 2012, 2011 and 2010:

Tech

We provide both temporary staffing and permanent placement services to our clients, focusing primarily on areas of information technology such as systems/applications programmers and developers, senior-level project managers, systems analysts, enterprise data management and e-business and networking technicians. The average bill rate for our Tech segment for 2012 was approximately $65.00 per hour. Our Tech segment provides service to clients in a variety of industries with a strong footprint in healthcare, financial services and government integrators. A report published by Staffing Industry Analysts (“SIA”) during 2012 indicated that information technology is expected to continue strong growth in the staffing market. The report also mentioned that technology staffing companies are benefiting from a shift by consumers of technology staffing services away from independent contractors and into temporary staffing primarily due to increased employment compliance risk. In addition to the shift of hiring to a temporary staffing model, SIA states notable skill shortages in certain technology skill sets are continuing which we believe will result in strong growth prospects for our Tech segment.

In addition, we believe this segment continues to benefit from our centralized National Recruiting Center (“NRC”) as well as our Strategic Accounts (“SA”) strategy, which we believe will also provide leverage in supporting future growth. Our Tech segment includes the results of Global, which provides information technology outsourcing solutions internationally through an office located in the Philippines. Our international operations comprised approximately 2% of net service revenues for each of the three years ended December 31, 2012, 2011 and 2010.

FA

Our FA segment provides both temporary staffing and permanent placement services to our clients in areas such as: general accounting, business analysis, accounts payable, accounts receivable, financial analysis and reporting, taxation, management consultants, budget preparation and analysis, mortgage and loan processing, cost analysis professional administrative, credit and collections, audit services, and systems and controls analysis and documentation. Our FA segment provides service to clients in a variety of industries with a strong footprint in financial services and government integrators. The average bill rate for our FA segment for 2012 was approximately $33.00 per hour.

We believe this segment continues to benefit from our centralized NRC as well as our Strategic Accounts strategy, which we believe will also provide leverage in supporting future growth.

HIM

Our HIM segment provides temporary staffing services to our clients, which primarily consist of acute care facilities, hospitals, physician clinics, software providers and insurance companies. Our HIM professionals provide services in areas such as: health information technology, the revenue life cycle and health information management. We believe there will be strong demand in health information technology and medical coding through 2014 given requirements and deadlines for the International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”) conversion and electronic health record implementation.

GS

According to the U.S. Office of Management and Budget, the Federal Government is one of the largest consumers of information technology, spending approximately $74 billion in 2012 and currently budgeted to spend a similar amount in 2013. Our GS segment provides Tech and FA professionals to the Federal Government, primarily as a prime contractor. GS also serves as a subcontractor to prime contractors, and we believe that our ability to source professional candidates for assignments, in combination with our prime contractor relationships, will allow us to pursue additional opportunities in this sector. GS offers integrated business solutions to its customers in areas such as: information technology, healthcare informatics, data and knowledge management, research and development, financial management and accounting, among other areas. Substantially all GS services are supplied to the Federal Government through field offices located in the Washington, D.C. and San Antonio, Texas areas.

Types of Staffing Services

Kforce’s staffing services consist of temporary staffing services (“Flex”) and permanent placement services (“Search”). For the three years ended December 31, 2012, 2011 and 2010, Search represented 4.4%, 4.3% and 4.3% of total Kforce revenue, respectively.

Flex

We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that they have the appropriate skills and experience and are “the right match” for our clients. We recruit consultants from the job boards, from our associates’ networks, from social media networks and from passive candidates we identify who are currently employed and not actively seeking another position. Our success is dependent upon our employees’ (“associates”) ability to: (1) understand and acknowledge our clients’ needs; (2) determine and understand the capabilities of the consultants being recruited; and (3) deliver and manage the client-consultant relationship to the satisfaction of both our clients and our consultants. We believe proper execution by our associates and our consultants directly impacts the longevity of the assignments, increases the likelihood of being able to generate repeat business with our clients and fosters a better experience for our consultants, which has a direct correlation to their redeployment.

Flex revenue is driven by the number of total hours billed and established bill rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits as well as field management compensation are included in Selling, General and Administrative expenses (“SG&A”), along with administrative and corporate compensation. The Flex business model involves attempting to maximize the number of consultant hours and bill rates, while managing consultant pay rates and benefit costs, as well as compensation and benefits for our core associates. Flex revenue also includes solutions provided through our GS segment. These revenues involve providing longer-term contract services to the customer primarily on a time-and-materials basis but also on a fixed-price and cost-plus basis.

Search

Our Search business is a significantly smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical structure for search fees is based upon a percentage of the placed individual’s annual compensation in their first year of employment, which is known at the time of placement. We recruit permanent employees from the job boards, from our associates’ networks, social media networks and from passive candidates we identify who are currently employed and not actively seeking another position. Also, there are occasions where consultants are initially assigned to a client on a Flex basis and later are converted to a permanent placement, for which we also receive a Search fee (referred to as “conversion revenue”). We target clients and recruits for both Flex and Search services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Search revenues are driven by placements made and the resulting fees billed and are recognized net of an allowance for “fallouts,” which occur when placements do not complete the applicable contingency period. Although the contingency period varies by contract, it is typically 90 days or less. This allowance for fallouts is estimated based upon historical experience with Search placements that did not complete the contingency period. There are no consultant payroll costs associated with Search placements, thus, all Search revenues increase gross profit by the full amount of the fee. Search associate commissions, compensation and benefits are included in SG&A.

Divestiture of Kforce Clinical Research, Inc. (“KCR”)

During March 2012, Kforce sold all of the issued and outstanding stock of KCR for a total cash purchase price of $50.0 million plus a $7.3 million post-closing working capital adjustment. The sale of KCR was consummated in order to narrow our focus, streamline our business mix, reduce our operating complexities and concentrate our resources on our core service offerings. The divestiture of KCR has been classified as discontinued operations in the financial statements.

Business Strategy

The key elements of our business strategy include the following:

Retain our Great People. A significant focus of Kforce is on the retention of our tenured and top performing associates. We ended fiscal 2012 with a highly tenured management team, field sales team, and back office employees, which we believe will continue to enhance our ability to achieve future profitable growth.

Invest in Revenue Responsible Headcount. Given the current and expected future demand in the marketplace for the services provided by Kforce and our most tenured associates’ performance continuing to remain near peak levels, the Firm made significant investments in Q4 2012 in the hiring of associates that are responsible for generating revenue. We refer to associates responsible for generating revenue as “revenue responsible headcount.” The increase in revenue responsible headcount, inclusive of the NRC and SA, from Q3 2012 to Q4 2012 was 10.7% and was 22.1% from Q4 2011 to Q4 2012. New associates typically take six to nine months to begin performing at expected levels. Accordingly, we expect that this investment will result in accelerated revenue growth in the second half of 2013. While hiring is not expected to continue at the same pace, the Firm expects to selectively continue to hire additional revenue responsible headcount in those lines of business, geographies and industries that we believe present the greatest opportunity.

Continue to Develop and Optimize our NRC. We believe our centralized NRC offers us a competitive advantage and that the NRC is particularly effective at increasing the quality and speed of delivery services to our clients, in particular our Strategic Accounts as well as other clients with demands for high volume staffing. The NRC identifies and interviews active candidates from nationally contracted job boards, Kforce.com, as well as other sources, then forwards qualified candidates to Kforce field offices to be matched to available positions. The NRC has further evolved throughout 2012 to support all of our operating segments. There continues to be a significant demand for its resources. We continue to focus on job order prioritization which places greater attention on orders that we believe present the greatest opportunity and streamlining the NRC’s focus to more specific industries, customer segments and skill sets to create leverage. We also launched the Kforce Performer Academy pilot, which trains and prepares qualified associates within the NRC, in order for them to be optimally deployed within Kforce’s field offices. A continuing focus in 2013 will be on the retention, training, preparation and development of the Performer Academy,which may: (i) enhance the performance of the NRC in meeting demand; (ii) enhance our efforts to support future growth and (iii) expand the NRC as our revenues increase. In addition, the NRC will be focused on building a pipeline of qualified technology candidates as well as evolving its international talent solution strategy.

Focus on our Strategic Accounts. A focus of Kforce is in cultivating relationships with strategic clients, both in terms of annual revenues and geographic dispersion. For each of our SAs Kforce assigns a Strategic Accounts Executive (“SAE”) who is responsible for managing all aspects of our client relationship. In order to achieve greater penetration within each of our SAs, the SAE, in partnership with our field leadership and revenue responsible teams, is tasked with fostering an understanding of our client’s needs holistically while building a consultative partnership rather than a transactional client relationship. We believe that this strategy will result in the expansion of our share of our clients’ staffing needs as well as capturing market share.

Focus on Value-Add Services. We focus on providing specialty staffing services and solutions to our clients. The placement of highly skilled personnel requires operational and technical skill to effectively recruit and evaluate personnel, match them to client needs, and manage the resulting relationships. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, consultants and the Firm. We concentrate resources among Tech, FA, HIM and GS to the areas of highest anticipated demand to adapt to the ever-changing landscape within the staffing industry. We believe our historical focus in these markets, combined with our staff’s operating expertise, provides us with a competitive advantage.

Build Long-Term, Consultative Relationships With Our Clients. We believe we have developed long-term relationships with our clients by repeatedly providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to understand their needs and maximize their return on human assets. In addition, Kforce’s ability to offer flexible staffing services, coupled with our permanent placement capability, offers the client a broad spectrum of specialty staffing services. We believe this ability enables Kforce to emphasize consultative rather than transactional client relationships, and therefore facilitates further client penetration and the expansion of our share of our clients’ staffing needs.

Optimize Flex Margins. Despite recent increases in statutory payroll taxes, particularly in unemployment taxes, we were able to improve our Flex margins in 2012. This was accomplished through diligent management of both our bill rates as well as our consultant pay rates. The optimization of Flex margins remains a focus for Kforce as the statutory costs are expected to continue to escalate. Accordingly, we will continue to attempt to optimize the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide.

Encourage Employee Achievement. We focus on promoting and maintaining a quality-focused, energetic, results-oriented culture. Our field associates and corporate personnel are given incentives (which include competitions with significant prizes, incentive trips and internal recognition, in addition to bonuses) to encourage achievement of Kforce’s corporate goals and high levels of service. During 2010, we implemented and went live with a business intelligence tool referred to as AMP!, which is an acronym for Actions Maximizing Performance, and have continued to expand this platform in 2011 and 2012 to include functionality for the NRC and SA teams. This metrics-based system has provided, and we expect will continue to provide, associates with current and historical performance measures relative to their Kforce peers, which we believe fuels healthy competition and assists associates in reaching their maximum performance levels.

Leverage Infrastructure. A significant focus for Kforce is to more effectively leverage the functionality built over the last several years with its front-end and back office technology infrastructure. We believe our back office system software provides a competitive advantage through the enhancement of the efficiency and performance of our sales and delivery functions. We will continue to selectively improve our front-end systems and our back office systems, including our ERP and time collection and billing systems, in areas that generate additional operating leverage.

Industry Overview

We serve Fortune 1000 companies, the Federal Government, state and local governments, local and regional companies, and small to mid-sized companies. Our 10 largest clients represented 18.2% of revenues and no single customer accounted for more than 3% of revenues for the year ended December 31, 2012. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. We believe Kforce is one of the 10 largest publicly-traded specialty staffing firms in the United States. According to a recent report by SIA, 100 companies reported at least $100 million in U.S. staffing revenues in 2011. Competition in a particular market can come from many different companies, both large and small. We believe, however, that our geographic presence, diversified service offerings, centralized NRC, SA team, focus on consistent service and delivery and effective job order prioritization, all provide a competitive advantage, particularly with clients that have operations in multiple geographic markets. In addition, we believe that our diversified portfolio of service offerings is primarily concentrated in areas with significant growth opportunities in both the short and long term.

Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for substantial additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. We also believe that Flex demand generally increases before demand for permanent placements increases given that companies tend to prefer a flexible staffing model in the early stages of an economic recovery to ensure its sustainability. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which improved during 2012 as compared to 2011 based on data published by the Bureau of Labor Statistics (“BLS”). Total temporary employment increased 6.4% and the penetration rate (the percentage of temporary staffing to total employment) increased 5.0% in 2012 after seeing a slight increase in 2011. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 7.9% as of January 2013, non-farm payroll expanded by 157,000 jobs in January 2013 and job growth has remained positive for 28 consecutive months. Also, the college – level unemployment rate, which serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at 3.8% as of December 31, 2012. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio. Of course, no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

According to a recent staffing industry forecast published by SIA, the U.S. temporary staffing industry generated estimated revenues of $71.2 billion in 2009, $80.0 billion in 2010, and $91.1 billion in 2011; with projected revenues of $100.3 billion in 2012 and $107.3 in 2013. Based on projected revenues of $100.3 billion for the U.S. temporary staffing industry, this would put the Firm’s market share at approximately 1%. Therefore, our previously discussed business strategies are sharply focused around expanding our share of the U.S. temporary staffing market and further penetrating our existing clients’ staffing needs.

Over the last several years, our GS segment’s operations have been adversely impacted by the (i) continued uncertainty of funding levels of various Federal Government programs and agencies, (ii) uncertain macro-economic and political environment, and (iii) unexpected significant delays in the start-up of already executed and funded projects, which we believe are due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies. These industry dynamics have resulted in GS adjusting its business strategy in 2011 and early 2012 in order to focus efforts on contracts that we believe achieve the right balance between revenue and profitability and are with Federal Government agencies less impacted by Federal budget reductions. A broad, automatic, and across-the-board reduction in most categories of Federal Government spending, referred to as sequestration, is currently scheduled to take effect on March 1, 2013. While it is difficult to determine the possible impact of sequestration due to the uncertainty over whether the cuts will happen as well as how the cuts would be distributed across the various Federal Government programs, sequestration, if it should occur, could have a significant adverse impact on GS’s operations.

Technology Infrastructure

A significant focus for Kforce is to more effectively leverage its technology infrastructure. We believe our back office systems provide a competitive advantage through the enhancement of the efficiency and performance of our sales and delivery functions. We continue to focus on the improvement of our front-end systems and our back office systems, including our time collection and billing systems. The more significant investments in 2012 were as follows:

•

AMP! – this metrics-based system is designed to provide our field associates with current and historical performance relative to their Kforce peers, which we believe will fuel positive competition and assist our field associates in reaching their highest performance levels. During 2012, we went live with the second phase of AMP! development, which provided dashboards displaying key metrics for the NRC and SA teams.

•

Incentive Compensation Enterprise (“ICE”) – we believe that this compensation management software, which originally went live in January 2011, will efficiently manage the processes around all variable compensation within the Firm. We believe that this software will also provide the appropriate visibility to management to manage the performance of our associates and help to ensure that Kforce’s pay-for-performance philosophy is adhered to. During 2012, in addition to modifications to certain compensation plans being managed within ICE, we brought in compensation plans for, among others, the NRC and SA teams to be managed within ICE.

We expect to more selectively invest in our infrastructure in 2013 and beyond, especially where we believe that it will provide for a sufficient return on capital and support the future growth in our business. From a technology perspective, we expect to focus in 2013 on the development of a mobile application for which the initial phases will focus on consultant redeployment as well as on an automated solution for consultant onboarding.

Trade Names and Trademarks

The Kforce trade names, and derivatives thereof, and the “Data Confidence” trademarks are important to our business. Our primary trade names and trademarks are registered with the United States Patent and Trademark Office.

Regulatory Environment

Staffing firms are generally subject to one or more of the following types of government regulations: (i) regulation of the employer/employee relationship between a firm and its staff; such as wage and hour regulations, tax withholding and reporting, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (ii) registration, licensing, recordkeeping and reporting requirements and (iii) substantive limitations on their operations. Staffing firms are governed by laws regulating the employer/employee relationship.

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

Competition

We operate in a highly competitive and fragmented specialty staffing services industry within each of our operating segments. Within temporary staffing, the working capital requirements is one of the more significant barriers to entry because most employees are paid weekly and customers may take 30 to 45 days or more to pay. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms, and national and regional accounting firms that also offer certain specialty staffing services.

In addition, many companies utilize Managed Service Providers (“MSP”) for the management and purchase of staffing services. Generally, MSPs are organizations that standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMSs can also be provided through independent providers. Typically, MSPs and/or VMS providers charge staffing firms administrative fees of 1% to 3% of total service revenues, and these fees are usually recorded by staffing firms as a cost of services, thereby compressing profit margins. There continues to be a saturation of core buyers using MSPs and/or VMS providers according to a 2012 survey conducted by SIA. While Kforce does not currently provide MSP or VMS services directly to its clients, our strategy has been and is expected to continue to be to work with specific MSPs and VMS providers to enable us to extend our Flex staffing services to the widest customer base possible within the sectors we serve.

In the United States, there are 100 staffing firms with more than $100 million in U.S. staffing revenues in operation and thousands of smaller organizations compete to varying degrees at local levels according to an SIA report. Several similar companies – global, national, and local – compete in foreign markets. Our peer group for 2012, which is composed of some of our largest competitors, included: CDI Corporation, Ciber Inc., Computer Task Group Inc., Manpower Group, On Assignment Inc., Resources Connection, Inc., Robert Half International Inc., and TrueBlue Inc.

Kforce believes that the availability and quality of associates and consultants, level of service, effective monitoring of job performance, scope of geographic service, and price are the principal elements of competition in our industry. We believe that availability of quality associates and consultants is especially important. In order to attract candidates, we place emphasis upon our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility, and permanent placement opportunities. Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure from some of our competitors. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, and there can be no assurance that we will remain competitive.

Seasonality of Operating Results

Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. The majority of our operating segments, especially HIM and GS, are significantly impacted by the increase in the number of holidays and vacation days taken during the fourth quarter of the calendar year. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year, as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each year.

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

Financial Information about Foreign and Domestic Operations

Substantially all of Kforce’s revenues are derived from domestic operations with customers located in the United States and substantially all long-lived assets are located in the United States for the three years ended December 31, 2012. One of our subsidiaries, Global, provides outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for each of the three years ended December 31, 2010, 2011 and 2012.

Financial Information about Business Segments

We provide our clients staffing services and solutions through four operating segments: Tech, FA, HIM and GS. For segment financial data see Note 16 – “Reportable Segments” to the Consolidated Financial Statements.

Operating Employees and Personnel

As of December 31, 2012, Kforce employed approximately 2,500 associates and had approximately 10,700 consultants on assignment (“Flexible Consultants”) providing flexible staffing services and solutions to our clients. Approximately 90% of the Flexible Consultants are employed directly by Kforce (“Flexible Employees”); the balance consists of individuals who are employed by other entities (“Independent Contractors”) that provide their employees as subcontractors to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

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

A large part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer-employee relationship could have a material adverse effect on Kforce.

Our collection, use and retention of personal information and personal health information create risks that may harm our business.

In the ordinary course of our business, we collect and retain personal information of our associates and flexible employees and their dependants including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We also have access to, receive and use personal health information in the ordinary course of our HIM businesses. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information may result in breaches of privacy. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.

The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

Kforce may be adversely affected by immigration restrictions.

Our Tech business utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. The H-1B visa classification that enables U.S. employers to hire qualified foreign nationals is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. In 2009, the United States Citizenship and Immigration Service (“USCIS”) significantly increased its scrutiny of companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s subcontractors. On January 8, 2010, the USCIS issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State, which have recently increased enforcement activities in the program. A narrow interpretation and vigorous enforcement, or legislative action relating to immigration, including legislation intended to reform existing immigration law, could adversely affect our ability to obtain foreign national labor and/or renew existing foreign national consultants on assignment, and could subject us to fines, penalties and sanctions. There can be no assurance that we will be able to keep or replace all foreign nationals currently on assignment, or continue to hire foreign national talent at the same rates as in the past.

Kforce may not be able to maintain sufficient cash flow or borrowing capacity to support operations.

On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement with a syndicate led by Bank of America, N.A., which was amended on March 30, 2012 (the “Credit Facility”) in conjunction with the divestiture of KCR. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. Kforce had availability under the Credit Facility of $64.4 million as of December 31, 2012; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce may fail the minimum fixed charge coverage ratio, which would constitute an event of default.

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

Our liquidity and our ability to obtain financing may be negatively impacted if one of our lenders under our Credit Facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on any of the amounts available under our Credit Facility, or a substantial portion thereof. The Credit Facility expires on September 20, 2016. If we attempt to obtain future financing in addition to, or as a replacement of, our Credit Facility, financial market turmoil could negatively impact our ability to obtain such financing on favorable terms.

Kforce’s temporary staffing business could be adversely impacted by the health care reform.

The Health Care and Education Reconciliation Act of 2010 that was signed into law in March 2010 could have an adverse effect on Kforce by increasing the cost of providing temporary staffing services. The provisions of this Act are expected to go into effect in 2014. While we believe the costs associated with the law should have less impact on Kforce than many other staffing companies due to the level and scope of benefits we already offer, a delay in or inability to increase bill rates charged to our customers could result in a reduction of our Flex gross profit.

We are exposed to intangible asset risk which could result in future impairment.

A significant and sustained decline in our stock price and market capitalization, a significant decline in our (or in one or more of our reporting units) expected future cash flows, a significant adverse change in the business climate, or slower growth rates has resulted, and could result in the future, in the need to perform an impairment analysis in future periods. If we were to conclude that a future write down of our goodwill or other intangible assets is necessary it could result in material charges that are adverse to our operating results and financial position. See Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further details.

Significant legal actions could subject Kforce to substantial uninsured liabilities.

Professional service providers are subject to legal actions alleging malpractice, breach of contract and other legal theories. These actions may involve large claims and significant defense costs. We may also be subject to claims alleging violations of federal or state labor laws. In addition, we may be subject to claims related to torts, intentional acts, or crimes committed by our full-time employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.

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

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant or vendor payment functions. Kforce’s information systems are vulnerable to natural disasters (we are headquartered and our leased data center are located in a hurricane-prone area), fire or casualty theft, technical failures, terrorist acts, power loss, telecommunications failures, physical or software intrusions, computer viruses, and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could prove difficult or impossible, causing a material adverse effect on our business. In addition, we depend on third-party vendors for certain functions (including the operations of our leased data center), whose future performance and reliability we cannot control.

Significant increases in payroll-related costs could adversely affect Kforce’s business.

Kforce is required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, related to our employees. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on Kforce. Over the last few years, many of the states in which Kforce conducts business have continued to significantly increased their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.

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

Our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Kforce have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

We rely on short-term engagements with most of our clients.

Because long-term engagements are not a significant part of our business, other than in our GS segment, future financial results cannot be reliably predicted by considering past trends or extrapolating past results.

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

We face significant competition in the markets we serve, and there are limited barriers to entry for new competitors. The competition among staffing services firms is intense. Kforce competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search firms, and other providers of staffing services. Some of our competitors possess substantially greater resources than we do. From time to time, we experience significant pressure from our clients to reduce price levels. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fulfill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally.

Competition for acquisition opportunities may restrict Kforce’s future growth by limiting our ability to make acquisitions at reasonable valuations.

Kforce has increased its market share and presence in the staffing industry partly through strategic acquisitions of companies that have complemented or enhanced its business. We have historically faced competition for acquisitions. In the future, this could limit our ability to grow through acquisitions or could raise the prices of acquisitions and make them less accretive or possibly non-accretive to us. In addition, Kforce may be limited by its ability to obtain financing to consummate desirable acquisitions.

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

KGS is operating under an Administrative Agreement with the United States Department of Interior (“DOI”), which imposes significant training requirements, oversight and controls on KGS throughout its term, which is currently expected to end on September 30, 2013. The failure of KGS to comply with the Administrative Agreement during this period could have a material adverse impact on KGS and Kforce, including suspension and debarment from doing business with the Federal Government.

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

After we are awarded a contract and the contract is funded by the Federal Government, we are still dependent upon the ability of the relevant agency to administratively manage our contract. We can be adversely impacted by delays in the start-up of already awarded and funded projects, including delays due to shortages of acquisition and contracting personnel within the Federal Government agencies.

The failure by Congress to approve budgets, raise the U.S. debt ceiling or avoid sequestration on a timely basis for the federal agencies we support could delay, reduce or stop federal spending and cause us to lose revenue.

On an annual basis, Congress must approve and the President must sign the appropriation bills that govern spending by each of the federal agencies we support. If Congress is unable to agree on budget priorities and is unable to appropriate funds or pass the annual budget on a timely basis, as has been the case in recent years, there may be delays, reductions or cessations of funding for our services and solutions. In addition, from time to time it has been necessary for Congress to raise the U.S. debt ceiling in order to allow for borrowing necessary to fund government operations. If Congress fails to raise the debt ceiling on a timely basis, there may be delays, reductions or cessations of funding for our services and solutions. Furthermore, legislatively mandated cuts in federal programs, known as sequestration, could result in delays, reductions or cessation of funding for our services and solutions.

Changes in the spending policies or budget priorities of the Federal Government could cause us to lose revenue.

Changes in Federal Government fiscal or spending policies could materially adversely affect our government agency business; in particular, our business could be materially adversely affected by decreases in Federal Government spending.

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

There is often intense competition to win federal agency contracts. Even when a contract is awarded to us, competitors may protest such awards. If we are unable to successfully compete for new business or win competitions to maintain existing business, our operations could be materially adversely affected. Many of our competitors are larger and have greater resources, larger client bases, and greater brand recognition than we do. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide.

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

On May 27, 2010, we acquired our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space. Leases for our field offices, which are located throughout the U.S., range from three to five-year terms although there are a few month-to-month arrangements and one 10-year lease term. We also lease an office in Manila, Philippines, which is approximately 17,000 square feet of space.

Although additional field offices may be established based on the requirements of our operations, we believe that our facilities are adequate for our current needs, and we do not expect to materially expand our facilities in the foreseeable future.

Item 3.	Legal Proceedings.

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the California court during the three months ended June 30, 2011 in the amount of $2.5 million, which is recorded within accounts payable and other accrued liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011. Consummation of the settlement is subject to resolution of an appeal, which we believe to be without merit, brought by a non-party to the lawsuit. We believe the possibility of further losses related to this matter is remote.

As disclosed in our previous filings with the SEC, on June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against two classes of individuals because of their age. Kforce and the EEOC engaged in conciliation efforts. On September 4, 2012, Kforce and the EEOC agreed upon a settlement payment of $1.7 million, which was paid during the year ended December 31, 2012. An insurance recovery of approximately $1.0 million was received by Kforce associated with this loss during the third quarter of 2012.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “KFRC”. The following table sets forth, for the periods indicated, the high and low intra-day sales price of our common stock, as reported on the NASDAQ Global Select Market. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2012
High	$15.02	$15.40	$14.43	$14.92
Low	$12.01	$12.14	$10.34	$10.66
2011
High	$19.23	$18.56	$15.04	$14.11
Low	$15.86	$12.14	$8.12	$9.42

From January 1, 2013 through February 18, 2013, the high and low intra-day sales price of our common stock was $16.47 and $13.36, respectively. On February 18, 2013, the last reported sale price of our common stock on the NASDAQ Global Select Market was $14.80 per share.

Holders of Common Stock

As of February 18, 2013, there were approximately 189 holders of record.

Dividends

A special cash dividend on common stock of $1.00 per share was declared on December 7, 2012 and paid on December 27, 2012 to shareholders of record as of the close of business on December 17, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3) (4)
Equity compensation plans approved by shareholders
Kforce Inc. 2006 Stock Incentive Plan	92,768	$12.13	570,114
Kforce Inc. 2009 Employee Stock Purchase Plan	N/A	N/A	2,892,595
Kforce Inc. Incentive Stock Option Plan (5)	154,378	$10.12	—

Total	247,146	$10.87	3,462,709

(1)	In addition to the number of securities listed in this column, 37,611 shares of restricted stock (“RS”) granted under the Kforce Inc. 2006 Stock Incentive Plan have been issued and are unvested as of December 31, 2012.
(2)	The weighted-average exercise price excludes unvested RS because there is no exercise price associated with these equity awards.
(3)	All of the shares of common stock that remain available for future issuance under the Kforce Inc. 2006 Stock Incentive Plan may be issued in connection with options, warrants, rights and restricted stock awards. Each future grant of options or stock appreciation rights shall reduce the available shares under the Kforce Inc. 2006 Stock Incentive Plan by an equal amount while each future grant of restricted stock shall reduce the available shares by 1.58 shares for each share awarded. In order to maximize our share reserves, the prevailing practice over the last few years has been for Kforce to issue full value awards as opposed to options and stock appreciation rights.
(4)	As of December 31, 2012, there were options outstanding under the Kforce Inc. 2009 Employee Stock Purchase Plan (“2009 ESPP”) to purchase 10,382 shares of common stock at a discounted purchase price of $13.62.
(5)	Issuances of options under the Incentive Stock Option Plan ceased in 2005. The options issued pursuant to this plan will expire at various times through 2015.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—	—	—	$58,820,647
November 1, 2012 to November 30, 2012	647,794	$12.37	647,794	$50,809,336
December 1, 2012 to December 31, 2012	801,313	$13.66	801,313	$39,861,995

Total	1,449,107	$13.08	1,449,107	$39,861,995

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market.

Item 6.	Selected Financial Data.

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2012 (1) (2)	2011	2010	2009	2008 (3)
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$1,082,479	$1,004,747	$886,657	$802,108	$880,591
Gross profit	347,933	317,747	283,846	257,230	311,192
Selling, general and administrative expenses	322,436	274,072	251,156	238,365	271,978
Goodwill impairment	69,158	—	—	—	128,429
Depreciation and amortization	10,789	12,505	12,589	11,673	13,824
Other expense, net	1,116	1,256	1,236	1,085	2,076
(Loss) income from continuing operations, before income taxes	(55,566)	29,914	18,865	6,107	(105,115)
Income tax (benefit) expense	(19,854)	10,858	6,869	2,684	8,764
(Loss) income from continuing operations	(35,712)	19,056	11,996	3,423	(113,879)
Income from discontinued operations, net of income taxes	22,009	8,100	8,638	9,450	29,771
Net (loss) income	$(13,703)	$27,156	$20,634	$12,873	$(84,108)
(Loss) earnings per share – basic, continuing operations	$(1.00)	$0.50	$0.30	$0.09	$(2.89)
(Loss) earnings per share – diluted, continuing operations	$(1.00)	$0.49	$0.30	$0.09	$(2.89)
(Loss) earnings per share – basic	$(0.38)	$0.72	$0.52	$0.33	$(2.13)
(Loss) earnings per share – diluted	$(0.38)	$0.70	$0.51	$0.33	$(2.13)
Weighted average shares outstanding – basic	35,791	37,835	39,480	38,485	39,471
Weighted average shares outstanding – diluted	35,791	38,831	40,503	39,330	39,471
Special cash dividend declared per share	$1.00	$—	$—	$—	$—

	As of December 31,
	2012 (1) (2)	2011	2010	2009	2008 (3)
	(IN THOUSANDS)
Working capital	$72,685	$103,075	$64,878	$57,924	$60,302
Total assets	$325,149	$409,672	$391,044	$339,825	$350,815
Total outstanding borrowings – Credit Facility	$21,000	$49,526	$10,825	$3,000	$38,022
Total long-term liabilities	$56,429	$93,393	$36,904	$33,887	$59,528
Stockholders’ equity	$169,846	$233,115	$253,817	$226,725	$205,843

(1)	Kforce recognized a goodwill impairment charge of $69.2 million related to the GS reporting unit during 2012. The tax benefit associated with this impairment charge was $24.7 million, resulting in an after-tax impairment charge of $44.5 million. This impacted diluted earnings per share by $1.24.
(2)	In connection with the disposition of KCR, as described below, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested RS, performance-accelerated restricted stock (“PARS”) and alternative long-term incentive (“ALTI”) awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012.
(3)	Kforce recognized a goodwill and intangible asset impairment charge of $129.4 million related to the Tech and FA reporting units during 2008. The tax benefit associated with this impairment charge was $14.2 million, resulting in an after-tax impairment charge of $115.2 million.

During the three months ended March 31, 2012, Kforce disposed of KCR for a purchase price of $50.0 million plus a $7.3 million post-closing working capital adjustment. As a result, the results of operations of KCR have been presented as discontinued operations for each year presented above. See Note 2 – “Discontinued Operations” to the Consolidated Financial Statements for more detail.

The acquisition of dNovus was made during the three months ended December 31, 2008. The results of operations for this acquisition have been included in our Consolidated Financial Statements since the acquisition date. During the three months ended June 30, 2008, Kforce sold its Scientific and per-diem Nursing business and completed efforts to wind down the remaining operations of its non per-diem Nursing business. As a result, the results of operations of Scientific and Nursing have been presented as discontinued operations for the year ended December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help the reader understand Kforce, our operations, and our present business environment. This MD&A should be read in conjunction with our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report as well as Item 1. Business of this report for an overview of our operations and business environment.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for 2012.

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

On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. See Note 2 – “Discontinued Operations” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a more detailed discussion. The results presented in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010 include activity relating to KCR as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to KCR, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important 2012 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the Consolidated Financial Statements and notes thereto. We believe such highlights are as follows:

•	Net service revenues increased 7.7% to $1.08 billion in 2012 from $1.00 billion in 2011. Net service revenues increased 8.3% for Tech, 8.6% for FA, and 12.1% for HIM while GS decreased 1.1%.

•	Flex revenues increased 7.7% to $1.03 billion in 2012 from $961.2 million in 2011.

•	Search revenues increased 9.6% to $47.7 million in 2012 from $43.5 million in 2011.

•

Flex gross profit margin increased 50 basis points to 29.0% in 2012 from 28.5% in 2011, primarily as a result of an increase in the spread between our bill and pay rates. This increase was partially offset by increases in statutory payroll costs, particularly relating to unemployment taxes. Flex gross profit margins increased 30 basis points for Tech, 120 basis points for FA and 70 basis points for GS and HIM remained flat.

•

SG&A as a percentage of revenues for the year ended December 31, 2012 was 29.8% compared to 27.3% in 2011. This increase was primarily a result of the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012.

•

Net loss from continuing operations of $35.7 million for 2012 declined $54.8 million from net income from continuing operations of $19.1 million in 2011. The results for 2012 include an after-tax goodwill impairment charge of $44.5 million as well as the previously mentioned acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards.

•

Loss per share from continuing operations for 2012 was $1.00 compared to earnings per share of $0.49 per share in 2011, which was primarily driven by the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012 and the goodwill impairment charge referred to above.

•	During 2012, Kforce repurchased 3.4 million shares of common stock at a total cost of approximately $44.4 million.

•	The Firm declared and paid a special cash dividend of $1.00 per share in the fourth quarter of 2012 resulting in a payout in cash of $35.2 million.

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

Our significant accounting policies are discussed in Note 1 — “Summary of Significant Accounting Policies” to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

Kforce estimates its allowance for Search fallouts based on our historical experience with the actual occurrence of fallouts.

Kforce estimates its reserve for future revenue adjustments (e.g. bill rate adjustments, time card adjustments, early pay discounts) based on our historical experience.

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts, fallouts and other accounts receivable reserves. As of December 31, 2012 and 2011, the allowance was 1.4% as a percentage of gross accounts receivable.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved at December 31, 2012, would have impacted our net income for 2012 by approximately $0.2 million.

Although we do not believe that there is a reasonable likelihood that there will be a material change in the actual occurrence of fallouts, a 10% difference in our actual fallout experience reserved at December 31, 2012, would have impacted our net income for 2012 by less than $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually or more frequently whenever events and circumstances indicate that the carrying value of the goodwill may not be recoverable. See Note 6 - “Goodwill and Other Intangible Assets” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the valuation methodologies employed.

During the three months ended June 30, 2012 and September 30, 2012, we determined it was necessary to perform an interim goodwill impairment analysis on our GS reporting unit. There was no impairment indicated for the three months ended September 30, 2012. However, we recorded an estimated impairment charge during the three months ended June 30, 2012 of $65.3 million. Based on the completion of the second step of the analysis using the methodologies described in Note 6 - “Goodwill and Other Intangible Assets,” we recorded an increase of $3.9 million thus resulting in an aggregate goodwill impairment charge of $69.2 million. As of December 31, 2012, we completed our annual assessment of goodwill impairment using the methodology described therein and no impairment losses were recognized for any of Kforce’s reporting units.

The carrying value of goodwill as of December 31, 2012 by reporting unit was $17.0 million, $8.0 million, $4.9 million and $33.5 million for our Tech, FA, HIM and GS reporting units, respectively.

We determine the fair value of our reporting units using widely accepted valuation techniques, including discounted cash flow, guideline transaction method and guideline company method. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (i) an appropriate rate to discount the expected future cash flows, (ii) the inherent risk in achieving forecasted operating results, (iii) long-term growth rates, (iv) expectations for future economic cycles, (v) market comparable companies and appropriate adjustments thereto and (vi) market multiples.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

For our Tech, FA and HIM reporting units, Kforce assessed the qualitative factors of each reporting unit to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying amount, including goodwill. Based upon the qualitative assessments, it was determined that it was not more likely than not that the fair value of the reporting units were less than the carrying values and, thus, no further testing was determined necessary.

For our GS reporting unit, however, a quantitative step-one impairment assessment was performed as of December 31, 2012 resulting in the fair value of the GS reporting unit exceeding the carrying value of invested capital by $11.7 million, or 18.0%. Increasing risk surrounding federal deficits and sequestration, in addition to those considered in our 2012 assumptions, may indicate future impairment in the GS reporting unit, which could be material.

Based on the results, a step-two analysis was not required and no impairment was noted in the GS reporting unit as of December 31, 2012.

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

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2012 were $3.1 million and $1.5 million, respectively.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported as of the balance sheet date.

We have not made any material changes in the accounting methodologies used to establish our self-insured liabilities during the past three fiscal years.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2012 would have impacted our net income for 2012 by approximately $0.5 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have stock-based compensation programs, which include options, stock appreciation rights (SARs) and unvested share awards and an employee stock purchase plan. See Note 1 - “Summary of Significant Accounting Policies,” Note 12 - “Employee Benefit Plans,” and Note 14 - “Stock Incentive Plans” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of our stock-based compensation programs.

We have not granted any stock options or SARs over the last three years. We determine the fair market value of our RS and PARS based on the closing stock price of Kforce’s common stock on the date of grant. We also utilize a lattice model to determine the derived service period for our PARS, which contain a market condition.

RS and PARS require management to make assumptions regarding the likelihood of achieving market conditions during the vesting period, which are inherently difficult to estimate but are modeled using a Monte Carlo simulation model, as well as employee turnover rates.

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

A 10% change in unrecognized stock-based compensation expense would have had an insignificant impact on our net income for 2012.

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

Neither the SERP or SERHP were funded as of December 31, 2012 or 2011.

When estimating the obligation for our pension and postretirement benefit plans, management is required to make certain assumptions and to apply judgment with respect to determining an appropriate discount rate, bonus percentage assumptions, expected health care and premium cost trends, applicability of health care regulations and expected future compensation increases for the participants in the plans, as they apply to our plans.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our obligation. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP and SERHP during 2012 would have had an insignificant impact on our net income for 2012.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Income Taxes

See Note 4 - “Income Taxes” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the components of Kforce’s income tax expense as well as the temporary differences that exist as of December 31, 2012.

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.

Kforce is also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates all positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Kforce recorded a valuation allowance of $0.1 million as of December 31, 2012 related primarily to state net operating losses.

A 0.50% change in our effective income tax rate from continuing operations would have impacted our net income for 2012 by approximately $0.3 million.

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

RESULTS OF OPERATIONS

Net service revenues for the years ended December 31, 2012, 2011 and 2010 were $1.08 billion, $1.00 billion and $886.7 million, respectively, which represents an increase of 7.7% from 2011 to 2012 and 13.3% from 2010 to 2011. The increases were primarily due to our Tech (which represented 62.4% of our total net service revenues in 2012) and FA segments (which represented 22.0% of our net service revenues in 2012), which had increases in net service revenues from 2011 to 2012 of 8.3% and 8.6%, respectively, and increases from 2010 to 2011 of 15.9% and 17.3%, respectively. In addition, net service revenues for HIM increased 12.1% from 2011 to 2012 and 19.0% from 2010 to 2011. However, our GS segment experienced a 1.1% decline in net service revenues from 2011 to 2012 and a 10.4% decline from 2010 to 2011. Search revenues increased 9.6% for 2012 compared to 2011 and 13.0% for 2011 compared to 2010.

Flex gross profit margins increased 50 basis points to 29.0% for the year ended December 31, 2012 from 28.5% for the year ended December 31, 2011. Kforce experienced increases in Flex gross profit margins across all segments, except for HIM which remained flat year over year. The increases were primarily attributable to an increase in the spread between our bill and pay rates. The optimization of our Flex gross profit margins was a strategic initiative for the Firm in 2012 and we expect to continue being diligent around managing our bill and pay rates in 2013 and beyond. The increase in the spread between our bill and pay rates was partially offset by increases in statutory payroll costs, particularly relating to unemployment taxes. Flex gross profit margins decreased from 28.9% for the year ended December 31, 2010 to 28.5% for the year ended December 31, 2011 due primarily to the increase in statutory payroll costs.

SG&A expenses as a percentage of net service revenues were 29.8% and 27.3% for the years ended December 31, 2012 and 2011, respectively. The increase in SG&A expenses as a percentage of net service revenues during the year ended December 31, 2012 was primarily the result of the acceleration of substantially all of the outstanding and unvested PARS, RS and ALTI awards on March 31, 2012, which resulted in the recognition of compensation expense during the three months ended March 31, 2012 of $31.3 million, including payroll taxes.

Additionally, during the year ended December 31, 2012, Kforce recorded a goodwill impairment charge in the aggregate amount of $69.2 million in our GS reporting unit related to an interim goodwill impairment test performed as of June 30, 2012. The goodwill impairment charge was the result of the adverse effect of the unexpected significant delays in the start-up of already executed and funded projects, which we believe was due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies, uncertainty of funding levels of various Federal Government programs and agencies and the increasingly uncertain macro-economic and political environment. All of these largely unanticipated factors had an adverse effect on GS operations and forecasted cash flows, its enterprise value as well as overall equity values in the GS sector. There were no indications of impairment in our GS reporting unit stemming from the interim goodwill impairment test performed as of September 30, 2012 and our year-end goodwill impairment test as of December 31, 2012. Net service revenues for our GS segment increased sequentially in the three months ended September 30, 2012 and December 31, 2012 by 5.4% and 6.6%, respectively, and are anticipated to increase in 2013. However, it is difficult to predict the impact, if any, to GS of the budget sequestration process that is currently scheduled to begin March 1, 2013 absent definitive corrective actions taken by the U.S. Congress and the President.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which improved during 2012 as compared to 2011 based on data published by the BLS. Total temporary employment increased 6.4% in 2012 and the penetration rate (the percentage of temporary staffing to total employment) was 1.90% as of December 2012, an increase of 5.0% over 2011, which remains down from the peak penetration rate of 2.03% that was reached in April 2000. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 7.8% as of December 2012, non-farm payroll expanded by 155,000 jobs in December 2012 and growth has remained positive for 27 consecutive months. Also, the college-level unemployment rate, which serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at 3.8% as of December 31, 2012. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) further developing and optimizing our NRC and SA teams in support of our field operations; (ii) restructuring both our back office and field operations under our Shared Services program, which focuses on process improvement, centralization, technology infrastructure and outsourcing; (iii) upgrading our corporate systems (primarily our front-end systems) with a focus on AMP!, ICE, job order prioritization and the development of mobile applications and (iv) making other technology investments designed to increase the performance of our corporate and field associates. We believe that these investments have increased our operating efficiency, enabling us to be more responsive to our clients and have provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations and comprehensive income (loss) for the years ended:

	December 31,
	2012	2011	2010
Revenues by Segment:
Tech	62.4%	62.1%	60.8%
FA	22.0	21.9	21.1
HIM	7.1	6.8	6.5
GS	8.5	9.2	11.6

Net service revenues	100.0%	100.0%	100.0%

Revenues by Type:
Flex	95.6%	95.7%	95.7%
Search	4.4	4.3	4.3

Net service revenues	100.0%	100.0%	100.0%

Gross profit	32.1%	31.6%	32.0%
Selling, general and administrative expenses	29.8%	27.3%	28.3%
Goodwill impairment	6.4%	—	—
Depreciation and amortization	1.0%	1.2%	1.4%
(Loss) income from continuing operations, before income taxes	(5.1)%	3.0%	2.1%
(Loss) income from continuing operations	(3.3)%	1.9%	1.4%
Net (loss) income	(1.3)%	2.7%	2.3%

The following table details net service revenues for Flex and Search revenues by segment and changes from the prior year.

(in $000’s)	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Tech
Flex	$655,062	8.1%	$606,238	16.1%	$522,220
Search	20,525	15.5%	17,774	8.7%	16,346

Total Tech	$675,587	8.3%	$624,012	15.9%	$538,566

FA
Flex	$211,797	9.0%	$194,359	17.2%	$165,831
Search	26,679	5.8%	25,216	18.0%	21,365

Total FA	$238,476	8.6%	$219,575	17.3%	$187,196

HIM
Flex	$76,517	12.2%	$68,181	19.7%	$56,965
Search	475	(10.4)%	530	(33.6)%	798

Total HIM	$76,992	12.1%	$68,711	19.0%	$57,763

GS
Flex	$91,424	(1.1)%	$92,449	(10.4)%	$103,132
Search	—	—	—	—	—

Total GS	$91,424	(1.1)%	$92,449	(10.4)%	$103,132

Total Flex	$1,034,800	7.7%	$961,227	13.3%	$848,148
Total Search	47,679	9.6%	43,520	13.0%	38,509

Total Revenues	$1,082,479	7.7%	$1,004,747	13.3%	$886,657

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing annual comparisons. Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. This 2012 quarterly information is presented for this purpose only.

	Three Months Ended
(in $000’s, except Billing Days)	December 31	September 30	June 30	March 31
Billing Days	62	63	64	64
Flex Revenues
Tech	$163,282	$165,342	$166,044	$160,394
FA	51,936	51,661	53,562	54,638
HIM	19,332	18,089	19,774	19,322
GS	24,193	22,698	21,545	22,988

Total Flex	$258,743	$257,790	$260,925	$257,342

Search Revenues
Tech	$4,334	$5,235	$5,695	$5,261
FA	6,688	7,068	7,305	5,618
HIM	74	68	204	129

Total Search	$11,096	$12,371	$13,204	$11,008

Total Revenues
Tech	$167,616	$170,577	$171,739	$165,655
FA	58,624	58,729	60,867	60,256
HIM	19,406	18,157	19,978	19,451
GS	24,193	22,698	21,545	22,988

Total Revenues	$269,839	$270,161	$274,129	$268,350

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.

Flex revenues for our largest segment, Tech, have been strong compared to the modest growth realized in the most recent economic recovery, which we believe is primarily a result of candidate skill sets that are in demand, our great people and our operating model as well as overall macro-economic and political uncertainties which make Flex staffing increasingly attractive. We believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines resulting in an increase in Tech Flex revenues of 8.1% during the year ended December 31, 2012 as compared 2011. This operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. A report published by SIA during 2012 indicated technology staffing is expected to continue strong growth of approximately 8% for 2013 due in part to a shift by consumers of technology staffing services away from independent contractors and into temporary staffing primarily due to increased employment compliance risk. In addition to this shift of hiring to a temporary staffing model, SIA states notable skill shortages in certain technology skill sets are continuing, which we believe will result in strong future growth in our Tech segment. In order to capture this expected demand, the Firm increased its Tech staffing headcount 10.5% in the fourth quarter of 2012, which we believe will assist our field sales teams in capturing expected market demand. The NRC currently supports approximately 33% of our Tech revenue. The Firm anticipates continuing to selectively invest in the headcount necessary to capture this expected demand.

Our FA segment experienced an increase in Flex revenues of 9.0% during the year ended December 31, 2012 as compared to 2011, which was a deceleration from the increase of 17.2% during the year ended December 31, 2011 as compared to 2010. SIA released a report in the second half of 2012 predicting continued growth of 7% in the FA sector going into 2013. Consistent with Tech, we believe that the success of our FA segment has been partially enabled by our NRC, which has been particularly effective in meeting the demand of our Strategic Accounts. The NRC currently supports approximately 27% of our FA revenue. We expect to see continued growth in 2013 within our FA segment. In order to capture this expected demand, the Firm increased its FA staffing headcount 10.3% in the fourth quarter of 2012 and anticipates continuing to selectively invest in the headcount necessary to capture this demand.

Net service revenues for HIM experienced continued growth during the year as compared to 2011 as hospital census and spending continued to increase. HIM service revenues increased 12.1% during the year ended December 31, 2012 compared to 2011. On August 24, 2012, the DHHS published a required implementation date of October 1, 2014 for compliance with ICD-10, which we expect to contribute to the growth of HIM service revenues in 2013. We expect to see continued growth in 2013 within HIM driven primarily by requirements and deadlines related to ICD-10 conversion and electronic health records implementation.

Our GS segment experienced a decrease in net service revenues of 1.1% during the year ended December 31, 2012 as compared to 2011. We believe this decline was the result of the adverse effect of the unexpected significant delays in the start-up of already executed and funded projects, which we believe was due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies, uncertainty of funding levels of various Federal Government programs and agencies and the increasingly uncertain macro-economic and political environment. Net service revenues for our GS segment increased sequentially in the three months ended September 30, 2012 and December 31, 2012 by 5.4% and 6.6%, respectively. We expect to see growth within our GS segment in 2013 as compared to 2012; however, we cannot predict the outcome of the widening federal deficits and past, current and future efforts to reduce federal spending, including through sequestration and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment.

The following table details total Flex hours for each segment and percentage changes over the prior period for the years ended December 31:

(in 000’s)	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Tech	10,023	4.2%	9,615	15.4%	8,333
FA	6,352	10.8%	5,731	13.8%	5,037
HIM	1,138	7.3%	1,061	24.2%	854

Total hours	17,513	6.7%	16,407	15.3%	14,224

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project-based work. Flex billable expenses for each of our segments were as follows for the years ended December 31:

(in $000’s)	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Tech	$7,222	58.0%	$4,571	10.8%	$4,126
FA	527	(17.8)%	641	71.4%	374
HIM	6,381	7.2%	5,955	(1.9)%	6,071
GS	556	(34.7)%	852	58.4%	538

Total billable expenses	$14,686	22.2%	$12,019	8.2%	$11,109

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues increased 9.6% during the year ended December 31, 2012 as compared to 2011. We believe the increase over the prior year reflects clients who are continuing to selectively rebuild staff after significant reductions during the most recent economic recession. We expect to see an increase in Search revenues in 2013.

Total placements for each segment were as follows for the years ended December 31:

	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Tech	1,317	8.7%	1,212	8.4%	1,118
FA	2,044	2.1%	2,001	9.9%	1,820
HIM	40	(45.2)%	73	25.9%	58

Total placements	3,401	3.5%	3,286	9.7%	2,996

The average fee per placement for each segment was as follows for the years ended December 31:

	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Tech	$15,577	6.2%	$14,665	0.3%	$14,615
FA	13,051	3.5%	12,605	7.3%	11,742
HIM	12,029	65.6%	7,264	(47.2)%	13,758

Total average placement fee	$14,017	5.8%	$13,244	3.0%	$12,853

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

The following table presents, for each segment, the gross profit percentage (gross profit as a percentage of revenues) for the year as well as the increase or decrease over the preceding period, as follows:

	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Tech	29.7%	1.4%	29.3%	(1.3)%	29.7%
FA	38.2%	2.1%	37.4%	(1.1)%	37.8%
HIM	35.5%	(0.3)%	35.6%	3.5%	34.4%
GS	31.4%	2.3%	30.7%	(4.7)%	32.2%

Total gross profit percentage	32.1%	1.6%	31.6%	(1.3)%	32.0%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit from 2011 to 2012 was $4.2 million, composed of a $1.6 million increase in volume and a $2.6 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage for the years ended December 31:

	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Tech	27.5%	1.1%	27.2%	(1.1)%	27.5%
FA	30.4%	4.1%	29.2%	(2.0)%	29.8%
HIM	35.1%	0.0%	35.1%	5.1%	33.4%
GS	31.4%	2.3%	30.7%	(4.7)%	32.2%

Total Flex gross profit percentage	29.0%	1.8%	28.5%	(1.4)%	28.9%

The increase in Flex gross profit from 2011 to 2012 was $26.0 million, composed of a $21.0 million increase in volume and a $5.0 million increase in rate.

The Flex gross profit percentage was positively impacted during the year ended December 31, 2012 by the improvement in the spread between the bill rates and pay rates. These increases were partially offset by higher statutory payroll taxes, particularly increases in unemployment taxes, as well as increases in billable expenses during the year ended December 31, 2012. Payroll taxes, particularly unemployment taxes, are highest in the first quarter of the year because employees have not yet earned sufficient wages to exceed the basis on which taxes are payable, have risen in recent years and may continue to rise and negatively impact Flex gross profit. In addition during 2012, we recorded the settlement of a sales, income and gross receipts tax audit by a state taxing authority in the amount of $1.5 million, which negatively impacted Flex gross profit. A continued focus for Kforce is to optimize the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will be flat to slightly expanding in 2013 as compared to 2012 based on expected improvements in bill and pay spread offsetting expected increases in statutory payroll costs.

Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2012, 2011 and 2010, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 86.2%, 87.4% and 84.4%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenues and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses are also generally anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses; as an absolute amount and as a percentage of total net service revenues for the years ended December 31:

(in $000’s)	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$277,851	25.7%	$239,457	23.8%	$211,878	23.9%
Other	44,585	4.1	34,615	3.5	39,278	4.4

Total SG&A	$322,436	29.8%	$274,072	27.3%	$251,156	28.3%

SG&A as a percentage of net service revenues increased 250 basis points in 2012 compared to 2011. This was primarily attributable to the following:

•

Increase in compensation and benefits cost of 2.0% of net service revenues, which was primarily related to an increase in stock-based compensation expense and related payroll taxes for the acceleration of the vesting for substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012. This resulted in compensation expense of $31.3 million, including payroll taxes, being recorded during the three months ended March 31, 2012.

•

Decrease in commission expense of 0.2% of net service revenues, which was primarily attributable to a decrease in the estimated annual effective commission rate due to certain changes made to our compensation plans. This decrease was partially offset by the increase in the average revenue responsible headcount during 2012 as compared to 2011.

•

Increase in bad debt expense of 0.3% of net service revenues, which was primarily attributable to (i) an increased level of write-offs in the first half of 2012 as compared to 2011 and (ii) a reduction in the allowance for doubtful accounts during 2011 due to positive collection trends.

•	Increase in professional fees of 0.2% of net service revenues as compared to 2011 due to an additional investment in compliance-related activities.

Goodwill Impairment. As discussed above, our GS segment’s operations have been adversely impacted by the unexpected significant delays in the start-up of already executed and funded projects which we believe are due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies. In addition, the continued uncertainty of funding levels of various Federal Government programs and agencies with which GS operates and the increasingly uncertain macro-economic and political environment resulted in GS electing to forego bidding on certain opportunities in the second quarter of 2012 in order to focus efforts on contracts that we believed achieve the right balance between revenue and profitability and were with Federal Government agencies that were expected to be less impacted by Federal budget reductions and sequestration cuts. Accordingly, due to these factors, in mid-June 2012, we undertook an effort to revise our projected outlook for the remainder of 2012 and beyond taking into consideration the items above as well as increases in certain operating expenses necessary to support GS on a go-forward basis. Given this, Kforce believed that a triggering event occurred within our GS reporting unit during the quarter ended June 30, 2012. As a result, Kforce performed an interim goodwill impairment test for its GS reporting unit as of June 30, 2012, which resulted in Kforce recording an impairment charge of approximately $69.2 million ($65.3 million was recorded as an estimate in the second quarter of 2012 and $3.9 million was recorded as an adjustment to the estimate in the fourth quarter of 2012) and a related tax benefit of approximately $24.7 million during 2012.

Due to the lower than anticipated performance of our GS reporting unit in the third quarter of 2012 as well as a reduction in the forecast for the business as a result of a continued shift to a higher quality revenue stream, the widening federal deficits and potential increased risk of sequestration, Kforce believed that a triggering event had occurred for its GS reporting unit as of September 30, 2012. Thus, Kforce performed an interim goodwill impairment test for its GS reporting unit as of September 30, 2012. The results of the first step of the goodwill impairment test as of September 30, 2012 indicated that the fair value of the GS reporting unit exceeded its carrying value; therefore, the second step of the test to determine the implied fair value of goodwill for the GS reporting unit was not required.

Kforce performed its annual goodwill impairment analysis as of December 31, 2012, which resulted in the fair value of the GS reporting unit exceeding its carrying amount by 18.0%. A deterioration in the assumptions discussed in Note 6 - “Goodwill and Intangible Assets” to the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, could result in an additional impairment charge. In addition, we cannot predict the outcome of the widening federal deficits and past, current and future efforts to reduce federal spending, including through sequestration cuts that are currently scheduled to begin March 1, 2013, and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment. Increasing risk surrounding federal deficits and sequestration, in addition to those considered in our 2012 assumptions, may indicate future impairment in the GS reporting unit, which could be material. As of December 31, 2012, goodwill allocated to the GS reporting unit was $33.5 million.

Depreciation and Amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2012, 2011 and 2010 as well as the increases (decreases) experienced during 2012 and 2011:

(in $000’s)	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
Fixed asset depreciation	$3,706	(11.7)%	$4,197	11.1%	$3,777
Capital lease asset depreciation	1,662	2.0	1,629	(8.5)	1,781
Capitalized software amortization	4,514	(18.3)	5,527	12.7	4,903
Intangible asset amortization	907	(21.3)	1,152	(45.9)	2,128

Total depreciation and amortization	$10,789	(13.7)%	$12,505	(0.7)%	$12,589

Fixed Asset Depreciation: The $0.4 million increase in 2011 is primarily related to the acquisition of Kforce’s corporate headquarters in May 2010. The $0.5 million decrease in 2012 is primarily the result of certain assets becoming fully depreciated during 2012.

Capitalized Software Amortization: The $0.6 million increase in 2011 is primarily related to significant technology investments made by Kforce during 2011. The $1.0 million decrease in 2012 is related to software becoming fully amortized during the 2012.

Intangible Asset Amortization: The $1.0 million decrease in 2011 relates to certain intangibles assets acquired in the 2008 acquisition of dNovus becoming fully amortized.

Other Expense, Net. Other expense, net was $1.1 million in 2012, $1.3 million in 2011 and $1.2 million in 2010, and consists primarily of interest expense related to Kforce’s Credit Facility.

Income Tax Expense (Benefit). For the year ending December 31, 2012, income tax benefit as a percentage of loss before income taxes (our “effective rate”) was 35.7%. For the years ending December 31, 2011 and 2010, income tax expense as a percentage of income before income taxes was 36.3% and 36.4%, respectively. The income tax benefit for 2012 was primarily related to tax benefits of $24.7 million associated with the $69.2 million goodwill impairment charge taken in 2012.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations for each of the years ended December 31, 2012, 2011 and 2010 includes the consolidated income and expenses of KCR. During the three months ended March 31, 2012, Kforce completed the sale of KCR resulting in a pre-tax gain, including adjustments, of $36.4 million. Included in the determination of the pre-tax gain is approximately $5.5 million of goodwill and transaction expenses totaling approximately $2.2 million, which primarily included commissions, legal fees and transaction bonuses.

Income tax expense as a percentage of income from discontinued operations, before income taxes, for each of the three years ended December 31, 2012 was 44.6%, 39.5% and 40.3%, respectively. The increase in the effective income tax rate of discontinued operations during the year ended December 31, 2012 is primarily related to the non-deductible nature of the goodwill write-off of $5.5 million.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined by Kforce as net (loss) income before discontinued operations, goodwill impairment (pre-tax) charges, interest, income taxes, depreciation and amortization and acceleration and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the years ended December 31:

(in $000’s) except per share amounts	Years Ended December 31,
	2012	Per Share	2011	Per Share	2010	Per Share
Net (loss) income	$(13,703)	$(0.38)	$27,156	$0.70	$20,634	$0.51
Income from discontinued operations, net of income taxes	22,009	0.62	8,100	0.21	8,638	0.21

(Loss) income from continuing operations	$(35,712)	$(1.00)	$19,056	$0.49	$11,996	$0.30
Goodwill impairment, pre-tax	69,158	1.93	—	—	—	—
Depreciation and amortization	10,789	0.30	12,505	0.32	12,589	0.31
Acceleration of RS and PARs	22,158	0.62	—	—	—	—
Amortization of RS and PARs	3,530	0.10	11,819	0.30	5,977	0.15
Interest expense and other	994	0.03	1,272	0.04	1,194	0.02
Income tax (benefit) expense	(19,854)	(0.55)	10,858	0.28	6,869	0.17
Earnings per share adjustment (1)	—	(0.01)	—	—	—	—

Adjusted EBITDA	$51,063	$1.42	$55,510	$1.43	$38,625	$0.95

(1)	This earnings per share adjustment is necessary to properly reconcile net loss per share on a GAAP basis to Adjusted EBITDA per share.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At December 31, 2012, Kforce had $72.7 million in working capital compared to $103.1 million in 2011. Kforce’s current ratio (current assets divided by current liabilities) was 1.7 at the end of 2012 and 2.2 at the end of 2011. The decrease in working capital was primarily due to improved collections resulting in decreased accounts receivable in the fourth quarter of 2012.

Please see the accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2012 in Item 8. Financial Statements and Supplementary Data for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) reducing the outstanding balance of our Credit Facility; (iii) repurchasing our common stock; (iv) investing in our infrastructure to allow sustainable growth via capital expenditures; and (v) making strategic acquisitions.

We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, significant deterioration in the economic environment or market conditions, among other things, could negatively impact operating results, cash flow, liquidity and the ability of our lenders to fund borrowings. There is no assurance that: (i) our lenders will be able to fund our borrowings or (ii) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which would allow us to remain competitive.

Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases and dividends.

The following table presents a summary of our cash flows from operating, investing and financing activities, as follows:

	Years Ended December 31,
(in $000’s)	2012	2011	2010
Cash provided by (used in):
Operating activities	$55,978	$31,240	$28,590
Investing activities	52,405	(10,090)	(35,768)
Financing activities	(107,941)	(21,266)	5,421

Net increase(decrease) in cash and cash equivalents	$442	(116)	$(1,757)

Discontinued Operations

As was previously discussed, Kforce divested itself of KCR on March 31, 2012. The accompanying consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, during the year ended December 31, 2012, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income in 2012 are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation as well as the gain on the sale of discontinued operations and the goodwill impairment charge. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for the three years ended December 31, 2012 in Item 8. Financial Statement and Supplementary Data. When comparing cash flows from operating activities for the years ended December 31, 2012, 2011 and 2010, the primary drivers of cash inflows and outflows are net trade receivables and accounts payable. During periods of growth, the business requires more working capital; therefore, operating cash flow fluctuations correspondingly occur. The significant increase in cash provided by operating activities in 2012 compared to 2011 is a result of growth in the business.

Investing Activities

Capital expenditures have been made over the years on Kforce’s infrastructure to support the growth in our business. Capital expenditures during 2012, 2011 and 2010, which exclude equipment acquired under capital leases, were $5.8 million, $6.5 million and $37.7 million, respectively. During the year ended December 31, 2010, Kforce acquired its corporate headquarters for a total purchase price, including acquisition-related costs, of $28.9 million.

Effective March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR for a purchase price of $50.0 million plus a $7.3 million post-closing working capital adjustment. Proceeds from the divestiture of KCR were $55.4 million, net of transaction costs, during the year ended December 31, 2012.

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

Financing Activities

During 2012, Kforce repurchased common stock totaled $44.4 million, which included open market repurchases of common stock of approximately $28.9 million and repurchases of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards of approximately $15.5 million. In 2011, repurchases of common stock were $59.6 million, which included open market repurchases of common stock of approximately $58.1 million and repurchases of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards of approximately $1.5 million. During 2010, there were no open market repurchases of common stock and approximately $3.6 million repurchases of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards and the exercise of SARs.

Additionally, during the fourth quarter of 2012, Kforce declared and paid a special cash dividend of $35.2 million, or $1.00 per share.

Credit Facility

The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to the remainder of: (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case; minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of: (a) LIBOR plus an applicable margin based on various factors; or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediately preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. As of December 31, 2012, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of December 31, 2012, $21.0 million was outstanding and $64.4 million was available under the Credit Facility. During the three months ended December 31, 2012, maximum outstanding borrowings under the Credit Facility were $21.0 million. As of February 18, 2013, $31.0 million was outstanding and $56.0 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2012, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.4 million and for facility lease deposits totaling $0.3 million. Aside from certain obligations more fully described in the Contractual Obligations and Commitments section below, we do not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our Consolidated Financial Statements.

Stock Repurchases

As of December 31, 2011, $84.2 million of the Board-authorized $150.0 million common stock repurchase program remained available for future repurchases. During the year ended December 31, 2012, Kforce repurchased approximately 3.4 million shares of common stock attributable to open market repurchases and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards at a total cost of approximately $44.4 million. As of December 31, 2012, $39.9 million remains available for future repurchases. On February 1, 2013, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $50.0 million (exclusive of any previously unused authorizations). As a result, $89.9 million remains available for future repurchases as of February 1, 2013.

On December 31, 2012, Kforce entered into a corporate stock repurchase plan (the “Plan”), which allows Kforce to repurchase outstanding common stock under a share repurchase program authorized by Kforce’s Board of Directors. The Plan is in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, is effective from January 1, 2013 through February 7, 2013 and is subject to certain price, market, volume and timing constraints specified in the Plan.

Contractual Obligations and Commitments

The following table presents our expected future contractual obligations as of December 31, 2012:

	Payments due by period
(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$9,768	$5,102	$4,436	$230	$—
Capital lease obligations	2,692	1,378	1,155	159	—
Credit Facility (a)	21,000	—	—	21,000	—
Interest payable – Credit Facility (b)	1,181	315	630	236	—
Purchase obligations	14,629	7,479	6,740	410	—
Liability for unrecognized tax positions (c)	—	—	—	—	—
Deferred compensation plan liability (d)	20,814	1,741	1,081	1,037	16,955
Other (e)	—	—	—	—	—
Supplemental executive retirement plan (f)	43,591	10,682	—	—	32,909
Supplement executive retirement health plan (f)	11,299	20	98	108	11,073
Foreign defined benefit pension plan (g)	40,724	—	383	17	40,324

Total	$165,698	$26,717	$14,523	$23,197	$101,261

(a)	The Credit Facility expires in September 2016.
(b)	Kforce’s weighted average interest rate as of December 31, 2012 was 1.50%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the Credit Facility.
(c)	Kforce’s liability for unrecognized tax positions as of December 31, 2012 was $0.1 million. This balance has been excluded from the table above due to the significant uncertainty with respect to expected settlements.
(d)	Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly-compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities and other long-term liabilities, respectively, are payable based upon the elections of the plan participants (e.g. retirement, termination of employment, change-in-control). Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.
(e)	Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $3.7 million outstanding as security for workers’ compensation and property insurance policies as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15 million under its Credit Facility.
(f)	There is no funding requirement associated with the SERP or the SERHP. Kforce does not currently anticipate funding the SERP or SERHP during 2012. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2012, in the table above. During October 2012, the Firm announced the prospective retirement of a participant in the SERP and SERHP, which is expected to be June 1, 2013. As a result, the Firm is expecting to pay out a lump sum related to the SERP in December 2013. Additionally, the Firm will begin to incur medical related costs and expenses during the year ended December 31, 2013 as it relates to the SERHP. See Note 12 – “Employee Benefit Plans” to the Consolidated Financial Statements for more detail.
(g)	Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2012 in the table above. There is no funding requirement associated with this plan.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Income Tax Audits

Kforce is periodically subject to U.S. Internal Revenue Service audits as well as state and other local income tax audits for various tax years. During 2011, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2009 U.S. income tax return. No material liabilities are expected to result from the ongoing examination. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning future tax audits.

Registration Statement on Form S-3

On April 27, 2012, Kforce filed a Registration Statement on Form S-3 that allows the issuance of up to $250 million of common stock and other equity, debt and financial instruments for general corporate purposes which may include capital expenditures, the repayment or refinancing of debt, investments in our subsidiaries, working capital, or the financing of possible acquisitions or business opportunities. Such filings are referred to as “Shelf Registrations.” No issuance of securities has been made under this registration statement as of December 31, 2012. There is no assurance that the existence of the Shelf Registration will assist Kforce in registering its securities in connection with future efforts to raise capital or for other purposes. The Shelf Registration will expire in April of 2015, and we expect to file a new Shelf Registration prior to its expiration.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks, primarily changes in interest rates.

As of December 31, 2012, we had $21.0 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.50% at December 31, 2012. A hypothetical 10% increase in interest rates in effect at December 31, 2012 would not have any significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the year ended December 31, 2012, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

February 22, 2013

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net service revenues	$1,082,479	$1,004,747	$886,657
Direct costs of services	734,546	687,000	602,811

Gross profit	347,933	317,747	283,846
Selling, general and administrative expenses	322,436	274,072	251,156
Goodwill impairment	69,158	—	—
Depreciation and amortization	10,789	12,505	12,589

(Loss) income from operations	(54,450)	31,170	20,101
Other expense:
Interest expense	1,009	1,196	1,214
Other expense	107	60	22

(Loss) income from continuing operations, before income taxes	(55,566)	29,914	18,865
Income tax (benefit) expense	(19,854)	10,858	6,869

(Loss) income from continuing operations	(35,712)	19,056	11,996
Income from discontinued operations, net of income taxes	22,009	8,100	8,638

Net (loss) income	(13,703)	27,156	20,634
Other comprehensive income (loss):
Pension and postretirement plans adjustments, net of tax	1,337	(2,570)	(267)

Comprehensive (loss) income	$(12,366)	$24,586	$20,367

Earnings (loss) per share – basic:
From continuing operations	$(1.00)	$0.50	$0.30
From discontinued operations	$0.62	$0.22	$0.22

Earnings (loss) per share – basic	$(0.38)	$0.72	$0.52

Earnings (loss) per share – diluted
From continuing operations	$(1.00)	$0.49	$0.30
From discontinued operations	$0.62	$0.21	$0.21

Earnings (loss) per share – diluted	$(0.38)	$0.70	$0.51

Weighted average shares outstanding – basic	35,791	37,835	39,480
Weighted average shares outstanding – diluted	35,791	38,831	40,503

Cash dividends declared per share	$1.00	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	DECEMBER 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,381	$939
Trade receivables, net of allowances of $2,153 and $2,457, respectively	151,570	174,764
Income tax refund receivable	1,750	250
Deferred tax assets, net	9,494	4,694
Prepaid expenses and other current assets	7,364	5,592

Total current assets	171,559	186,239
Fixed assets, net	34,883	36,124
Other assets, net	28,038	32,554
Deferred tax assets, net	21,523	10,042
Intangible assets, net	5,736	6,635
Goodwill	63,410	138,078

Total assets	$325,149	$409,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and other accrued liabilities	$36,205	$26,314
Accrued payroll costs	50,063	55,151
Other current liabilities	11,564	1,463
Income taxes payable	1,042	236

Total current liabilities	98,874	83,164
Long-term debt – credit facility	21,000	49,526
Long-term debt – other	1,144	1,609
Other long-term liabilities	34,285	42,258

Total liabilities	155,303	176,557

Commitments and contingencies (see Note 15)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,531 and 68,566 issued, respectively	685	686
Additional paid-in capital	400,688	372,212
Accumulated other comprehensive loss	(2,713)	(4,050)
Retained earnings	40,203	89,135
Treasury stock, at cost; 33,980 and 30,644 shares, respectively	(269,017)	(224,868)

Total stockholders’ equity	169,846	233,115

Total liabilities and stockholders’ equity	$325,149	$409,672

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Common stock – shares:
Shares at beginning of period	68,566	66,542	63,281
Exercise of stock options and stock appreciation rights	70	420	1,212
Issuance of restricted stock, net of forfeitures	(105)	1,604	2,049

Shares at end of period	68,531	68,566	66,542

Common stock – par value:
Balance at beginning of period	$686	$665	$633
Exercise of stock options and stock appreciation rights	—	5	12
Issuance of restricted stock, net of forfeitures	(1)	16	20

Balance at end of period	$685	$686	$665

Additional paid-in capital:
Balance at beginning of period	$372,212	$355,869	$338,890
Exercise of stock options and stock appreciation rights	736	2,854	8,626
Income tax benefit from stock-based compensation	1,201	1,216	2,337
Stock-based compensation expense	26,243	11,976	6,036
Employee stock purchase plan	260	313	—
Issuance of restricted stock, net of forfeitures	36	(16)	(20)

Balance at end of period	$400,688	$372,212	$355,869

Accumulated other comprehensive (loss) income:
Balance at beginning of period	$(4,050)	$(1,480)	$(1,213)
Pension and postretirement plans adjustments, net of tax of $854, $1,532 and $170, respectively	1,337	(2,570)	(267)

Balance at end of period	$(2,713)	$(4,050)	$(1,480)

Retained earnings:
Balance at beginning of period	$89,135	$61,979	$41,345
Net (loss) income	(13,703)	27,156	20,634
Dividend ($1.00 per share)	(35,229)	—	—

Balance at end of period	$40,203	$89,135	$61,979

Treasury stock – shares:
Shares at beginning of period	30,644	24,823	24,176
Repurchases of common stock	3,376	5,746	227
Shares tendered in payment of the exercise price of stock options	11	131	420
Employee stock purchase plan	(51)	(56)	—

Shares at end of period	33,980	30,644	24,823

Treasury stock – cost:
Balance at beginning of period	$(224,868)	$(163,216)	$(152,930)
Repurchases of common stock	(44,375)	(59,643)	(3,581)
Shares tendered in payment of the exercise price of stock options	(161)	(2,401)	(6,705)
Employee stock purchase plan	387	392	—

Balance at end of period	$(269,017)	$(224,868)	$(163,216)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(13,703)	$27,156	$20,634
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Gain on sale of discontinued operations	(36,418)	—	—
Goodwill impairment and intangible asset impairment	69,158	—	—
Deferred income tax provision, net	(17,136)	653	2,534
Provision for (recovery of) bad debts on accounts receivable and other accounts receivable reserves	1,860	(925)	(2,996)
Depreciation and amortization	10,862	12,694	12,611
Stock-based compensation	25,740	11,976	6,036
Pension and postretirement benefit plans expense	4,505	4,369	4,025
Amortization of deferred financing costs	92	139	151
Tax benefit attributable to stock-based compensation	1,201	1,216	2,337
Excess tax benefit attributable to stock-based compensation	(1,130)	(878)	(1,519)
Deferred compensation liability increase (decrease), net	2,111	(634)	2,431
Loss (gain) on cash surrender value of Company-owned life insurance	(1,797)	1,733	(1,246)
Other	55	251	282
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables, net	4,298	(25,332)	(22,366)
Income tax refund receivable	(1,500)	5,425	(5,429)
Prepaid expenses and other current assets	(2,246)	(380)	(199)
Other assets, net	244	75	(155)
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable and other current liabilities	10,913	(4,576)	5,688
Accrued payroll costs	(241)	1,395	3,771
Income taxes payable	807	(15)	(30)
Other long-term liabilities	(1,697)	(3,102)	2,030

Cash provided by operating activities	55,978	31,240	28,590

Cash flows from investing activities:
Capital expenditures	(5,846)	(6,495)	(37,747)
Proceeds from disposition of business, net of cash	55,446	—	—
Proceeds from borrowings against cash surrender value of company-owned life insurance policies	—	—	4,959
Proceeds from the sale of assets held within the Rabbi Trust	4,259	—	—
Premiums paid for company-owned life insurance policies, net	(1,460)	(3,440)	(3,331)
Other	6	(155)	351

Cash provided by (used in) in investing activities	52,405	(10,090)	(35,768)

Cash flows from financing activities:
Proceeds from bank line of credit	241,973	488,468	448,490
Payments on bank line of credit	(270,499)	(449,767)	(440,665)
Payments of capital expenditure financing	(1,802)	(1,497)	(1,752)
Payments of deferred loan financing costs	—	(450)	—
Short-term vendor financing	253	287	(523)
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	575	458	1,933
Excess tax benefit from stock-based compensation	1,130	878	1,519
Repurchases of common stock	(44,375)	(59,643)	(3,581)
Cash dividend	(35,196)	—	—

Cash (used in) provided by financing activities	(107,941)	(21,266)	5,421

Change in cash and cash equivalents	442	(116)	(1,757)
Cash and cash equivalents at beginning of year	939	1,055	2,812

Cash and cash equivalents at end of year	$1,381	$939	$1,055

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for each of the three years ended December 31, 2012 and are included in our Tech segment.

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

Accounts receivable reserves as a percentage of gross accounts receivable was 1.4% as of both December 31, 2012 and December 31, 2011, respectively.

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

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years, inclusive of renewal periods. In addition, our GS generates substantially all of its revenues under time-and-materials (which account for the majority of this segment’s contracts), fixed-price and cost-plus arrangements. Our GS segment does not generate any Search fees. Except as provided below, Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

¡

Revenues for time-and-materials contracts, which accounts for approximately 68.5% of this segment’s revenue, are recorded based on contractually established billing rates at the time services are provided.

¡

Revenues on fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 18.8% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when applicable. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

¡

Revenue on cost-plus arrangements is recognized based on allowable costs incurred plus an estimate of the applicable fees earned. Approximately 12.7% of this segment’s revenues are recognized under these arrangements.

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

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the impairment testing of goodwill and long-lived assets; share-based compensation arrangements; valuing the investment in bond mutual funds within the Kforce’s deferred compensation plan and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. The carrying value of our debt approximates fair value due to the variable nature of the interest rates under Kforce’s credit facility resulting from the Third Amended and Restated Credit Agreement that it entered into on September 20, 2011 with a syndicate led by Bank of America, N.A., and as was amended on March 30, 2012 (the “Credit Facility”). Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

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

Goodwill and Other Intangible Assets

Goodwill

Kforce performs a goodwill impairment analysis, using the two-step method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable unless it is determined based upon a review of the qualitative factors of a reporting unit it is more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. Under the two-step method, the recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its operating segments; by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce determines the fair market value of its reporting units based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approach under both the guideline company method and guideline transaction method (the “market approach”). Fair market value using the income approach is based on Kforce’s estimated future cash flows on a discounted basis. The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the determination of comparable companies, assumptions related to forecasted operating results, discount rates, long-term growth rates, and market multiples. Changes in economic or operating conditions that occur after the annual impairment analysis and which impact these assumptions, may result in a future goodwill impairment charge, which could be material to Kforce’s consolidated financial statements.

As is more fully described in Note 6 – “Goodwill and Other Intangible Assets,” Kforce completed its annual goodwill impairment test as of December 31, 2012 resulting in no impairment charges for any of Kforce’s reporting units. Kforce recorded a goodwill impairment charges totaling $69.2 million during the year ended December 31, 2012 resulting from the interim impairment test performed as of June 30, 2012. No impairment charges were recorded during the years ended December 31, 2011 or 2010.

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

The impairment evaluation for indefinite-lived intangible assets, which for Kforce consist of trademarks and trade names, is conducted on an annual basis or more frequently if events or changes in circumstances indicate that an asset may be impaired. No impairment charge was recorded for the three years ended December 31, 2012.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets. Other than the impairment charges discussed in the preceding section, there were no other impairment charges recorded during the three years ended December 31, 2012.

Capitalized Software

Kforce purchases, develops, and implements new computer software to enhance the performance of our Company-wide technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $1,718, $2,876 and $4,504 during the years ended December 31, 2012, 2011 and 2010, respectively. Capitalized software development costs are classified as other assets, net in the accompanying consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

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

Stock-Based Compensation

Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Due to the types of equity instruments issued by Kforce over the last several years, that cost is usually recognized over a derived service period, net of estimated forfeitures. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. For awards settled in cash, we measure compensation expense based on the fair value of the award at each reporting date, net of estimated forfeitures. For awards issued with performance conditions, Kforce recognizes compensation expense for only the portion of the award that is expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods. Total compensation expense recognized during the years ended December 31, 2012, 2011 and 2010 was $26,243, $11,976 and $7,599, respectively. The related tax benefit for the three years ended December 31, 2012 was $10,241, $4,696 and $2,989, respectively.

Workers’ Compensation

Kforce retains the economic burden for the first $250 per occurrence in workers’ compensation claims except: (i) in states that require participation in state-operated insurance funds and (ii) for its GS segment which is fully insured for workers’ compensation claims. Workers’ compensation includes ongoing health care and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes insurance premiums paid, claims administration fees charged by Kforce’s workers’ compensation administrator, premiums paid to state-operated insurance funds and an estimate for Kforce’s liability for Incurred but Not Reported (“IBNR”) claims and for the ongoing development of existing claims.

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

Accounting for Postretirement Benefits

Kforce recognizes the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income (loss). Kforce also measures the funded status of the defined benefit postretirement plans as of the date of its fiscal year-end, with limited exceptions.

Amortization of a net unrecognized gain or loss in accumulated other comprehensive income (loss) is included as a component of net periodic benefit cost and net periodic postretirement benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or accumulated postretirement benefit obligation. If amortization is required, the minimum amortization shall be that excess divided by the average remaining service period of active plan participants.

Earnings per Share

Basic earnings (loss) per share is computed as earnings (loss) divided by the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding excludes unvested shares of restricted stock (“RS”) and performance-accelerated restricted stock (“PARS”). Diluted earnings (loss) per common share is computed by dividing the earnings (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of RS using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive. Weighted average shares outstanding for purposes of computing diluted earnings per common share excludes contingently issuable unvested PARS unless the performance condition has been achieved as of the end of the applicable reporting period.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three years ended December 31, 2012:

	Years Ended December 31,
	2012	2011	2010
Numerator:
(Loss) income from continuing operations	$(35,712)	$19,056	$11,996
Income from discontinued operations, net of tax	22,009	8,100	8,638

Net (loss) income	$(13,703)	$27,156	$20,634

Denominator:
Weighted average shares outstanding – basic	35,791	37,835	39,480
Common stock equivalents	—	996	1,023

Weighted average shares outstanding – diluted	35,791	38,831	40,503

(Loss) earnings per share – basic:
From continuing operations	$(1.00)	$0.50	$0.30
From discontinued operations	0.62	0.22	0.22

(Loss) earnings per share – basic	$(0.38)	$0.72	$0.52

(Loss) earnings per share – diluted:
From continuing operations	$(1.00)	$0.49	$0.30
From discontinued operations	0.62	0.21	0.21

(Loss) earnings per share – diluted	$(0.38)	$0.70	$0.51

Given that Kforce had a loss from continuing operations for the year ended December 31, 2012, the calculation of diluted loss per share from continuing operations, earnings from discontinued operations, and net loss is computed using basic weighted average common shares outstanding. For the years ended December 31, 2011 and 2010, the total weighted average awards to purchase or receive 33 and 74 shares of common stock were not included in the computation of diluted earnings per share, respectively, because these would have had an anti-dilutive effect on earnings per share.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents the net after-tax impact of unrecognized actuarial gains and losses related to: (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives and (ii) a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of December 31, 2012, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. This information is provided in our consolidated statements of operations and comprehensive income (loss).

Dividends

Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of the Firm’s common stock out of the Firm’s retained earnings. On December 7, 2012, the Board declared a special cash dividend on common stock of $1.00 per share, which was paid on December 27, 2012 to shareholders of record as of the close of business on December 17, 2012 (“Record Date”). Dividends for any outstanding and unvested RS as of the Record Date are awarded in the form of additional shares of RS having the same vesting terms as the outstanding and unvested RS.

New Accounting Standards

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

In July 2012, the FASB issued amended guidance on the testing of indefinite-lived intangible assets, other than goodwill, for impairment. The amended guidance allows an entity to perform a qualitative impairment assessment before calculating the fair value of the asset. Entities should continue to test indefinite-lived intangible assets annually for impairment and between annual tests if there is a change in events or circumstances. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements

2. Discontinued Operations

On March 17, 2012, Kforce entered into a Stock Purchase Agreement (the “SPA”) to sell all of the issued and outstanding stock of Kforce Clinical Research, Inc. (“KCR”) to inVentiv Health, Inc. (“Purchaser”). On March 31, 2012 (“Closing Date”), the Firm closed the sale of KCR to the Purchaser for a total cash purchase price of $57,335, after giving effect to a $7,335 post-closing working capital adjustment.

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

In accordance with the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $375 although this deductible does not apply to certain losses. Kforce’s obligations under the indemnification provisions of the SPA shall, with the exception of certain items, cease 18 months from the Closing Date and are limited to an aggregate of $5,000 although this cap does not apply to certain losses. While it cannot be certain, Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of December 31, 2012.

The financial results of KCR have been presented as discontinued operations in the accompanying consolidated statements of operations. The following summarizes the results from discontinued operations for the three years ended December 31, 2012.

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Net service revenues	$29,808	$106,172	$104,150
Direct costs of services and operating expenses	26,491	92,775	89,691

	3,317	13,397	14,459
Gain on sale of discontinued operations	36,418	—	—

Income from discontinued operations, before income taxes	39,735	13,397	14,459
Income tax expense	17,726	5,297	5,821

Income from discontinued operations, net of income taxes	$22,009	$8,100	$8,638

For comparability purposes, the following table provides the unaudited financial results of KCR for fiscal 2011 for each of the three months ended:

	THREE MONTHS ENDED
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net service revenues	$26,029	$25,966	$27,967	$26,210
Direct costs of services and operating expenses	22,645	22,684	24,400	23,046

Income from discontinued operations, before income taxes	3,384	3,282	3,567	3,164
Income tax expense	1,347	1,337	1,447	1,166

Income from discontinued operations, net of income taxes	$2,037	$1,945	$2,120	$1,998

Included in the gain on sale of discontinued operations are transaction expenses, which primarily include commissions, stock-based compensation expense related to certain equity awards, legal fees and transaction bonuses totaling $2,151. As of December 31, 2011, accounts receivable pertaining to discontinued operations of $13,692 were outstanding, accounts payable and other accrued liabilities pertaining to discontinued operations of $862 were outstanding and accrued payroll costs of $4,698 pertaining to discontinued operations were outstanding. The assets and liabilities pertaining to the discontinued operations of KCR as of the Closing Date were sold to or assumed by the Purchaser. Kforce does not currently anticipate incurring any significant costs related to its discontinued operations beyond costs necessary to service the TSA. Included in direct costs of services and operating expenses within the table above for the year ended December 31, 2012 are TSA service fees charged to the Purchaser of $2,138, which were equivalent to our cost. Additionally, in connection with the servicing of the TSA, as of December 31, 2012 approximately $2,658 is due to the Purchaser, net of amounts due to Kforce from the Purchaser, and is classified within accounts payable and other accrued liabilities in the consolidated balance sheet.

Kforce utilized the cash proceeds from the sale of KCR to reduce outstanding borrowings under the Credit Facility.

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

3. Fixed Assets

Major classifications of fixed assets and related useful lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2012	2011
Land		$5,892	$5,892
Building and improvements	5-40 years	25,121	25,009
Furniture and equipment	5-7 years	8,232	7,604
Computer equipment	3-5 years	7,269	6,007
Leasehold improvements	3-5 years	4,720	4,019
Capital leases	3-5 years	5,902	6,432

		57,136	54,963
Less accumulated depreciation and amortization		22,253	18,839

		$34,883	$36,124

The estimated useful lives of the building and improvements range from 5 to 40 years. Upon the closing of the acquisition of our corporate headquarters in May 2010, all lease agreements and amendments related to our corporate headquarters were immediately terminated.

Depreciation and amortization expense during the years ended December 31, 2012, 2011 and 2010 was $5,368, $5,826 and $5,558, respectively.

4. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	YEARS ENDED DECEMBER 31,

	2012	2011	2010
Current:
Federal	$(1,238)	$8,784	$4,345
State	(1,097)	1,244	(37)
Deferred	(17,519)	830	2,561

	$(19,854)	$10,858	$6,869

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	4.7	3.3	2.7
Non-deductible goodwill impairment	(4.1)	—	—
Other	0.1	(2.0)	(1.3)

Effective tax rate	35.7%	36.3%	36.4%

Deferred income tax assets and liabilities are composed of the following:

	DECEMBER 31,
	2012	2011
Deferred taxes, current:
Assets:
Accounts receivable reserves	$859	$970
Accrued liabilities	3,795	4,006
Federal net operating loss carryforwards	—	317
Deferred compensation obligation	917	—
Pension and postretirement benefit plans	4,191	—
Other	71	—

Deferred tax assets, current	9,833	5,293
Liabilities:
Prepaid expenses	(339)	(599)

Deferred tax asset, net – current	9,494	4,694

Deferred taxes, non-current:
Assets:
Accrued liabilities	258	—
Deferred compensation obligation	6,622	7,606
Stock-based compensation	356	7,365
Pension and postretirement benefit plans	5,563	8,632
Goodwill and intangible assets	10,142	—
Deferred revenue	54	—
Other	2,140	1,694

Deferred tax assets, non-current	25,135	25,297
Liabilities:
Fixed assets	(2,659)	(4,272)
Goodwill and intangible assets	—	(10,889)
Other	(868)	—

Deferred tax liabilities, non-current	(3,527)	(15,161)
Valuation allowance	(85)	(94)

Deferred tax asset, net – non-current	21,523	10,042

Net deferred tax asset	$31,017	$14,736

At December 31, 2012, Kforce has approximately $22,317 of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2031.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

	December 31,
	2012	2011	2010
Beginning balance	$72	$191	$238
Additions for tax positions of prior years	36	10	53
Additions for tax positions of current year	25	38	—
Reductions for tax positions of prior years – lapse of applicable statutes	—	(82)	(76)
Settlements	—	(85)	(24)

Ending balance	$133	$72	$191

The entire amount of these unrecognized tax benefits as of December 31, 2012, if recognized, would not significantly impact the effective tax rate. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.

Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Global files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2008.

5. Other Assets

	DECEMBER 31,
	2012	2011
Assets held in Rabbi Trust	$20,801	$21,804
Capitalized software, net of amortization	6,729	9,863
Deferred loan costs, net of amortization	345	436
Other non-current assets	163	451

	$28,038	$32,554

As of December 31, 2012, the assets held in Rabbi Trust were $20,801, which was comprised of $16,677 related to the cash surrender value of life insurance policies and $4,124 of bond mutual funds. The cash surrender value of Company-owned life insurance policies relates to policies maintained by Kforce on certain participants in its deferred compensation plan, which, in conjunction with the bond mutual funds, could be used to fund the related obligations (Note 12).

Kforce capitalized software purchases as well as direct costs associated with software developed for internal use of approximately $2,429 and $3,598 during 2012 and 2011, respectively. Accumulated amortization of capitalized software was $31,861 and $27,679 as of December 31, 2012 and 2011, respectively. Amortization expense of capitalized software during the years ended December 31, 2012, 2011 and 2010 was $4,587, $5,716 and $4,925, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the two years ended December 31, 2012:

	Technology	Finance and Accounting	Clinical Research	Health Information Management	Health and Life Sciences	Government Solutions	Total
Balance as of December 31, 2010	$17,034	$8,006	$—	$—	$10,397	$102,641	$138,078
Allocation of goodwill (a)	—	—	5,474	4,923	(10,397)	—	—

Balance as of December 31, 2011	$17,034	$8,006	$5,474	$4,923	$—	$102,641	$138,078
Adjustment	—	—	36	(36)	—	—	—
Disposition of KCR (b)	—	—	(5,510)	—	—	—	(5,510)
Impairment of goodwill	—	—	—	—	—	(69,158)	(69,158)

Balance as of December 31, 2012	$17,034	$8,006	$—	$4,887	$—	$33,483	$63,410

(a)	The allocation of goodwill to the KCR and HIM reporting units is due to the disaggregation of the Health and Life Sciences reporting unit in 2011.
(b)	See Note 2 - “Discontinued Operations” for additional discussion.

Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2012 and 2011. During the annual impairment test performed on December 31, 2011, the fair value of the GS reporting unit narrowly exceeded its carrying value. As of March 31, 2012, as part of our customary quarterly procedures, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was not an indication that the carrying values of any of our reporting units were likely impaired. As it relates to our GS reporting unit, this assessment took into account the major achievements GS had in the quarter ended March 31, 2012 from a business development and contract award standpoint, which were expected to be accretive to 2012 financial results.

During the three months ended June 30, 2012, our GS reporting unit was adversely impacted by the unexpected significant delays in the start-up of already executed and funded projects, which we believed were primarily due to acute shortages of acquisition and contracting personnel within the contracting Federal Government agencies. The continued uncertainty of funding levels of various Federal Government programs and agencies with which GS operated and the increasingly uncertain macro-economic and political environment resulted in GS electing to forego bidding on certain opportunities in the second quarter of 2012 in order to focus efforts on contracts that we believed achieved the right balance between revenue and profitability and were with Federal Government agencies less impacted by Federal budget reductions. Accordingly, due to these factors, in mid-June 2012, we revised our projected outlook for the remainder of 2012 and beyond taking into consideration the items above as well as increases in certain operating expenses necessary to support GS on a go-forward basis. Given this, Kforce believed that a triggering event occurred within our GS reporting unit during the quarter ended June 30, 2012. As a result, Kforce performed an interim goodwill impairment test for its GS reporting unit as of June 30, 2012, which resulted in an indication of impairment and Kforce recording an estimated impairment charge. Due to the complexity of the second step of the impairment test, Kforce completed the analysis during the fourth quarter of 2012.

The implied fair value of goodwill was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment test performed as of December 31, 2012, we calculated the fair value of certain assets, including trade names, customer relationships and the workforce. The implied fair value of goodwill was measured as the excess of the fair value of each reporting unit over the amounts assigned to its assets and liabilities. The impairment loss for each reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of goodwill. Based on this assessment, we recorded an impairment charge of $69,158 which included a related tax benefit of $24,670 during the year ended December 31, 2012. This impairment charge also included an incremental adjustment of $3,858 with a related tax benefit of $1,405 resulting from the completion of the second step analysis during the fourth quarter of 2012.

Due to the lower than anticipated performance of its GS reporting unit in the third quarter of 2012 as well as a reduction in the forecast for the business as a result of a continued shift to a higher quality revenue stream, the widening federal deficits and potential increased risk from sequestration, Kforce believed that a triggering event had occurred for its GS reporting unit as of September 30, 2012. Thus, Kforce performed an interim goodwill impairment test for its GS reporting unit as of September 30, 2012 which indicated that the fair value of the GS reporting unit exceeded its carrying value.

For the annual impairment assessment of the carrying value of goodwill as of December 31, 2012, we compared the carrying value of our GS reporting unit to its estimated fair value based on a weighting of both the income approach and the guideline transaction method. The guideline company method was not considered in the December 31, 2012 analysis as we believe the guideline transaction method is more comparable to GS due to recently available transactions in the market. For our Tech, FA and HIM reporting units, Kforce assessed the qualitative factors of each reporting unit to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying amount, including goodwill. Based upon the qualitative assessments, it was determined that it was not more likely than not that the fair value of the reporting units were less than the carrying values and, thus, no further testing was determined necessary.

Discounted cash flows, which serve as the primary basis for the income approach, were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. The discrete financial forecast includes certain adjustments of costs that Kforce believes a market participant buyer, such as a large government contractor, would not incur to operate the GS reporting unit. A terminal value growth rate of 3.0% was used for the GS reporting unit. To calculate the fair value for the GS reporting unit, the income approach valuation included the cash flow discount rate, representing the reporting unit’s weighted average cost of capital of 16.0%. This weighted average cost of capital includes a specific company risk premium of 3.0%, which we believe recognizes the challenging Federal Government operating environment as well as GS’s forecasted risk. The decrease in the weighted average cost of capital from that used in the second quarter impairment test is attributable to a continued shift to a higher quality revenue stream within the forecast period.

The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. To calculate fair values under the guideline transaction method, Kforce utilized enterprise value/EBITDA multiples with a median of 14.7x. Kforce used the enterprise value to EBITDA ratio due to it being the predominant measure used in the marketplace to value this type of business. Publicly available information regarding the market capitalization of Kforce was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

The results of the first step of the goodwill impairment test as of December 31, 2012 indicated that the fair value of the GS reporting unit exceeded its carrying value; therefore, the second step of the test to determine the implied fair value of goodwill for the GS reporting unit was not required. Kforce determined that the fair value of our GS reporting unit exceeded its carrying amount by 18.0%. Increasing risk surrounding federal deficits and sequestration, in addition to that considered in our 2012 assumptions, may indicate future impairment in the GS reporting unit, which could be material.

Total goodwill impairment for the years ending December 31, 2012, 2011 and 2010 was $69,158, $0 and $0, respectively.

The following table contains a disclosure of the gross amount and accumulated impairment losses of goodwill for Tech, FA and GS reporting units for the two years ended December 31, 2012:

	Goodwill Carrying Value by Reporting Unit as of:
	January 1, 2011	December 31, 2011	December 31, 2012
Technology
Gross Amount	$156,391	$156,391	$156,391
Accumulated impairment losses	$(139,357)	$(139,357)	$(139,357)

Carrying value	$17,034	$17,034	$17,034

Finance and Accounting
Gross Amount	$19,766	$19,766	$19,766
Accumulated impairment losses	$(11,760)	$(11,760)	$(11,760)

Carrying value	$8,006	$8,006	$8,006

Government Solutions
Gross Amount	$102,641	$102,641	$102,641
Accumulated impairment losses	$—	$—	$(69,158)

Carrying value	$102,641	$102,641	$33,483

There has been no impairment charges recognized for the HIM reporting unit. As a result, the carrying value of goodwill for each of the two years ended December 31, 2012 represents the gross amount of goodwill attributable to the reporting unit.

Other Intangible Assets

As of December 31, 2012 and 2011, intangible assets, net in the accompanying consolidated balance sheets primarily consist of customer relationships and trademarks. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of December 31, 2012 and 2011. Customer relationships, customer contracts and other definite-lived intangibles, net of accumulated amortization, amounted to $3,496 and $4,395 as of December 31, 2012 and 2011, respectively.

Amortization expense on intangible assets for each of the three years ended December 31, 2012, 2011 and 2010 was $907, $1,152 and $2,128, respectively. As of December 31, 2012 and 2011, accumulated amortization of intangible assets was $24,440 and $23,533, respectively. Amortization expense for 2013, 2014, 2015, 2016 and 2017 is expected to be $747, $634, $634, $457 and $209, respectively.

7. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following:

	DECEMBER 31,
	2012	2011
Accounts payable	$22,653	$15,242
Accrued liabilities	13,552	11,072

	$36,205	$26,314

Kforce utilizes a major procurement card provider to pay certain of its corporate trade payables. The balance owed to this provider for these transactions as of December 31, 2012 and 2011 was $875 and $622, respectively, and has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The cash flows associated with these transactions have been presented as a financing activity in the accompanying consolidated statement of cash flows.

8. Accrued Payroll Costs

Accrued payroll costs consisted of the following:

	DECEMBER 31,
	2012	2011
Payroll and benefits	$36,172	$40,164
Payroll taxes	9,246	9,995
Health insurance liabilities	3,114	3,489
Workers’ compensation liabilities	1,531	1,503

	$50,063	$55,151

9. Other Current Liabilities

Other current liabilities consisted of the following:

	DECEMBER 31,
	2012	2011
Supplemental executive retirement plan (Note 12)	$10,682	$—
Other	882	1,463

	$11,564	$1,463

10. Credit Facility

On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A and as was amended on March 30, 2012 in connection with the disposition of KCR. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus 1.25% or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%; plus 0.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued plus, a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of (i) 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and (ii) $11,000. As of December 31, 2012, Kforce had availability under the Credit Facility of $64,428; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. Kforce believes the likelihood of default is remote. The Credit Facility expires September 20, 2016.

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	DECEMBER 31,
	2012	2011
Deferred compensation plan (Note 12)	$19,115	$18,590
Supplemental executive retirement plan (Note 12)	8,976	17,230
Supplemental executive retirement health plan (Note 12)	3,554	3,764
Other	2,640	2,674

	$34,285	$42,258

12. Employee Benefit Plans

Alternative Long-Term Incentive

On January 2, 2009, Kforce granted to certain executive officers an ALTI as the result of certain performance criteria established in 2008 being met, which was initially measured over three tranches having periods of 12, 24 and 36 months, respectively. On December 28, 2010, the Compensation Committee of the Board of Directors approved the accelerated vesting of the third tranche of the ALTI, which resulted in the recognition of $449 of compensation expense during the quarter ended December 31, 2010.

On January 3, 2012, Kforce granted to certain executive officers an ALTI as the result of certain performance criteria established in 2011 being met, which was to be initially measured over three tranches having periods of 12, 24, and 36 months, respectively. The terms of the grants specified that the ultimate annual payouts would be based on: (a) Kforce’s common stock price changes each year relative to its peer group, or (b) the achievement of other market conditions contained in the terms of the award.

As discussed within Note 2 - “Discontinued Operations,” the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. The accelerated ALTI of $9,805 was paid in April 2012. Kforce recognized total compensation expense related to the aforementioned ALTI and previously granted ALTIs of $9,805, $0 and $1,563 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Kforce accrued matching contributions of $1,139 and $1,701 for the above plans as of the years ended December 31, 2012 and 2011, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held a combined 363 shares of Kforce’s common stock as of both December 31, 2012 and 2011.

Employee Stock Purchase Plan

Kforce’s employee stock purchase plan allows all eligible employees to purchase Kforce’s common stock at a 5% discount from its market price at the end of a rolling three-month offering period. Kforce issued 51 shares of common stock at an average purchase price of $12.55 per share during the year ended December 31, 2012 and 56 shares of common stock at average purchase prices of $12.64 per share during the year ended December 31, 2011. No shares were issued during the year ended December 31, 2010. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.

Deferred Compensation Plan

Kforce has a Non-Qualified Deferred Compensation Plan (the “Kforce NQDC Plan”) and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (the “KGS NQDC Plan”), pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At December 31, 2012 and 2011, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $1,699 and $847, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $19,115 and $18,590 as of December 31, 2012 and 2011, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. Compensation expense of $648, $1,358 and $1,370 was recognized for the plan for the years ended December 31, 2012, 2011 and 2010, respectively.

In March 2012, Kforce surrendered certain of its Company-owned life insurance policies within its deferred compensation plan having a cash surrender value of approximately $8,037. The proceeds associated with the surrendered policies were kept within the trust and reinvested in bond mutual funds within the Rabbi Trust along with the cash surrender value of the Company-owned life insurance policies. Employee distributions are being funded through proceeds from the sale of assets held within the Rabbi Trust. The fair value of the bond mutual funds and the cash surrender value of the Company-owned life insurance policies as of December 31, 2012 are recorded in Other assets, net in the accompanying consolidated balance sheet. The bond mutual funds are considered to be trading securities. Gains attributable to the investments in bond mutual funds for the year ended December 31, 2012 were $519 and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

In conjunction with a change in the administrative service provider, life insurance provider and trustee associated with its deferred compensation plans, Kforce surrendered certain of its Company-owned life insurance policies that were not eligible for a Section 1035 tax-free exchange in September 2012, which collectively had a cash surrender value of approximately $6,250. These proceeds, less the distributions out of the Rabbi Trust, were held in a cash account within the Rabbi Trust as of December 31, 2012.

During July 2010, Kforce received approximately $5.0 million in borrowings against the cash surrender value of its Company-owned life insurance policies. While Kforce was not obligated to repay the loan or any interest that is associated with the loan, the loan was repaid during 2012 with normal premium payments. The cash surrender values of these Company-owned life insurance policies, $16,677 (net of policy loans of $0) and $21,804 (net of policy loans of $612) at December 31, 2012 and 2011, respectively, are classified in Other assets, net (Note 5).

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

The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2012, 2011 and 2010, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 6.0%, 7.40% and 9.93%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2012, 2011 and 2010 was 3.0%, 5.0% and 5.0%, respectively, and was based on historical compensation increases as well as future expectations. The Company applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the years ended December 31, 2012, 2011 and 2010, net periodic benefit cost was $128, $189 and $153, respectively.

As of December 31, 2012 and 2011, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,187 and $1,112, respectively, which is classified in other long-term liabilities in the accompanying consolidated balance sheets.

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

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2012, Kforce has assumed that all participants will elect to take the lump sum present value option.

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2012	2011
Discount rate	2.50%	3.25%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	3.75%	4.00%

The following represents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2012	2011	2010
Discount rate	3.25%	4.00%	4.75%
Expected long-term rate of return on plan assets	—	—	—
Rate of future compensation increase	4.00%	4.00%	4.00%

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

Due to the SERP being unfunded as of December 31, 2012 and 2011, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and the current market conditions. The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases for its NEOs and future target compensation levels for its NEOs taking into account the NEOs’ assumed retirement date.

The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, Kforce monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.

Net Periodic Benefit Cost

The following represents the components of net periodic benefit cost for the years ended:

	DECEMBER 31,
	2012	2011	2010
Service cost	$2,087	$3,248	$3,025
Interest cost	560	482	395
Amortization of actuarial loss	164	76	82

Net periodic benefit cost	$2,811	$3,806	$3,502

Changes in Benefit Obligation

The following represents the changes in the benefit obligation for the years ended:

	DECEMBER 31,
	2012	2011
Projected benefit obligation, beginning	$17,230	$12,046
Service cost	2,087	3,248
Interest cost	560	482
Actuarial experience and changes in actuarial assumptions	(219)	1,454

Projected benefit obligation, ending	$19,658	$17,230

During October 2012, the Firm announced the expected retirement of a participant in the SERP. The Firm anticipates making a lump-sum payment to the participant on or about December 1, 2013 due to the participant’s separation from service, which is expected to be June 1, 2013. Accordingly, the current portion of the present value of the projected benefit obligation of $10,682 as of December 31, 2012 is recorded in other current liabilities in the accompanying consolidated balance sheets. The long-term portion of the present value of the projected benefit obligation as of December 31, 2012 and 2011 is $8,976 and $17,230, respectively, and is recorded in other long-term liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 2012, there were no payments made under the SERP.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2012. Except for the lump-sum payment due to a participant as a result of his expected separation from service, Kforce does not currently anticipate funding the SERP during the year ending December 31, 2013.

Estimated Future Benefit Payments

Benefit payments by the SERP, which reflect the anticipated future service of participants, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2013	$10,682
2014	—
2015	—
2016	—
2017	—
2018-2022	17,624
Thereafter	15,284

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

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the present value of the postretirement benefit obligation at:

	DECEMBER 31,
	2012	2011
Discount rate	3.75%	4.00%
Expected long-term rate of return on plan assets	—	—

The following represents the actuarial assumptions used to determine the net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2012	2011	2010
Discount rate	4.00%	5.25%	5.50%
Expected long-term rate of return on plan assets	—	—	—

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable.

Due to the SERHP being unfunded as of December 31, 2012 and 2011, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The following represents the assumed health care cost trend rates used to determine the postretirement benefit obligations for the years ended:

	DECEMBER 31,
	2012	2011
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2018

Assumed health care cost trend rates can have a significant effect on the amounts reported for the SERHP. A one percent change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect of total of service and interest cost	$246	$(193)
Effect on postretirement benefit obligation	$750	$(596)

Net Periodic Postretirement Benefit Cost

The following represents the components of net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2012	2011	2010
Service cost	$919	$324	$310
Interest cost	150	47	26
Amortization of actuarial loss	272	6	3

Net periodic benefit (gain) cost	$1,341	$377	$339

Changes in Postretirement Benefit Obligation

The following represents the changes in the postretirement benefit obligation for the years ended:

	DECEMBER 31,
	2012	2011
Accumulated postretirement benefit obligation, beginning	$3,764	$895
Service cost	919	324
Interest cost	150	47
Actuarial experience and changes in actuarial assumptions	(1,259)	2,498

Accumulated postretirement benefit obligation, ending	$3,574	$3,764

The current portion of the accumulated postretirement benefit obligation of $20 as of December 31, 2012 is recorded in other current liabilities in the accompanying consolidated balance sheets. The long-term portion of the accumulated postretirement benefit obligation as of December 31, 2012 and 2011 is $3,554 and $3,764, respectively, and is recorded in other long-term liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 2012, there were no payments made under the SERHP.

Estimated Future Benefit Payments

Benefit payments by the SERHP, which reflect anticipated future service of the participants, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2013	$20
2014	47
2015	51
2016	55
2017	53
2018-2022	612
Thereafter	10,461

Pretax amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2012 that have not yet been recognized as components of net periodic benefit cost for all of Kforce’s defined benefit pension and postretirement plans, including an insignificant foreign defined benefit plan, consist entirely of actuarial gains and losses arising from the actuarial experience of the plans and changes in actuarial assumptions, as follows:

	Pensions	Postretirement
Net pretax actuarial loss	$3,316	$1,112

The estimated portion of the net actuarial loss above that is expected to be recognized as a component of net periodic benefit cost in the year ending December 31, 2013 is shown below:

	Pensions	Postretirement
Recognized net actuarial loss	$119	$103

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

No fair value measurements for recurring or nonrecurring assets existed as of December 31, 2011. In addition, there were no transfers into or out of Level 1, 2 or 3 assets during the year ended December 31, 2012.

Kforce’s measurements at fair value on a recurring and non-recurring basis as of December 31, 2012 were as follows:

		Fair Value Measurements at December 31, 2012 Using:
Assets Measured at Fair Value:	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring basis:
Bond mutual funds (1)	$4,124	$4,124	$—	$—
Non-recurring basis:
Total Goodwill (2)	$63,410	$—	$—	$63,410

(1)	See Note 12 — “Employee Benefit Plans” for additional discussion.
(2)	See Note 6 — “Goodwill and Other Intangible Assets” for additional discussion.

The estimated fair value of our Credit Facility using a discounted cash flow analysis, Considered a level 2 input, was $21,000 and $49,526 as of December 31, 2012 and 2011, respectively.

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

The Incentive Stock Option Plan and Non-Employee Director Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the three years ended December 31, 2012:

	Incentive Stock Option Plan	Non-Employee Director Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2009	2,161	31	108	2,300	$10.41
Exercised	(976)	(31)	(10)	(1,017)	$8.50	$7,195
Forfeited/Cancelled	(598)	—	—	(598)	$14.74

Outstanding as of December 31, 2010	587	—	98	685	$9.47
Exercised	(349)	—	—	(349)	$8.20	$2,931
Forfeited/Cancelled	(12)	—	—	(12)	$10.75

Outstanding as of December 31, 2011	226	—	98	324	$10.79
Exercised	(65)	—	(5)	(70)	$10.48	$238
Forfeited/Cancelled	(7)	—	—	(7)	$11.00

Outstanding and Exercisable as of December 31, 2012	154	—	93	247	$10.87

The following table summarizes information about employee and director stock options under all of the plans mentioned above as of December 31, 2012:

	OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$0.00 — $4.37	—	—	$—	$—
$4.38 — $8.96	39	1.34	$8.37	232
$9.36 — $14.45	208	3.12	$11.34	628

	247	2.84	$10.87	$860

No compensation expense was recorded during the years ended December 31, 2012, 2011 or 2010 as a result of the grant date fair value having been fully amortized as of December 31, 2009.

Stock Appreciation Rights

Although no such requirement exists, SARs have historically been granted (if any) on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied. There were no SARs granted during the three years ended December 31, 2012.

There was no SARs activity during the year ended December 31, 2012. Therefore, the following table presents the activity for the two years ended December 31, 2011:

	Number of SARs	Weighted Average Exercise Price Per SAR	Total Intrinsic Value of SARs Exercised
Outstanding as of December 31, 2009	802	$11.07
Exercised	(633)	$11.27	$3,241

Outstanding as of December 31, 2010	169	$10.32
Exercised	(169)	$10.32	$1,278

Outstanding as of December 31, 2011	—	$—

No compensation expense was recognized during the three years ended December 31, 2012 due to the grant date fair value being fully amortized as of December 31, 2008.

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

PARS contain voting rights and are included in the number of shares of common stock issued and outstanding. PARS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2012:

	Number of PARS	Weighted Average Grant Date Fair Value	Total Intrinsic Value of PARS Vested
Outstanding as of December 31, 2009	277	$13.31
Granted	1,228	$12.79
Vested	(69)	$13.31	$914
Forfeited	—	$—

Outstanding as of December 31, 2010	1.436	$12.87
Granted (a)	1,569	$16.37
Vested	(69)	$13.31	$1,024
Forfeited	—	$—

Outstanding as of December 31, 2011	2,936	$14.73
Granted	250	$12.76
Vested	(2,793)	$14.58	$41,519
Forfeited (a)	(393)	$16.37

Outstanding as of December 31, 2012	—	$—

(a)	Included in the PARS granted during the year ended December 31, 2011 are 689 performance-based PARS which were subject to forfeiture based upon the level of attainment of performance conditions pre-established by the Compensation Committee. In February 2012, the Compensation Committee certified 2011 performance measures, which resulted in the forfeiture of approximately 393 of these PARS and was consistent with estimated forfeitures during 2011 that was used for compensation expense recognition purposes.

The fair market value of PARS is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized over a graded vesting schedule.

As discussed within Note 2 - “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the PARS, effective March 31, 2012. The remaining unvested awards vested 30 days after the Closing Date of the divestiture of KCR. As a result of the acceleration, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $20,164 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to PARS of approximately $23,344, $10,701 and $4,931 during the years ended December 31, 2012, 2011 and 2010, respectively. There was no unrecognized compensation expense attributable to PARS as of December 31, 2012.

Restricted Stock

RS is periodically granted to certain Kforce executives and Kforce’s Board and, for Kforce’s executives, is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the years ended December 31, 2012, 2011 and 2010 had vesting terms ranging from two to six years.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS granted subsequent to September 30, 2009 contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2012:

	Number of RS	Weighted Average Grant Date Fair Value	Total Intrinsic Value of RS Vested
Outstanding as of December 31, 2009	345	$9.17
Granted	199	$12.77
Vested	(82)	$9.36	$1,093
Forfeited	—	$—

Outstanding as of December 31, 2010	462	$10.68
Granted	35	$13.78
Vested	(99)	$10.09	$1,568
Forfeited	—	$—

Outstanding as of December 31, 2011	398	$11.10
Granted	38	$12.11
Vested	(398)	$11.10	$5,888

Outstanding as of December 31, 2012	38	$12.11

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

As discussed within Note 2 - “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the RS, effective March 31, 2012. As a result, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $1,994 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to RS of $2,899, $1,275 and $1,105 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, total unrecognized compensation expense related to RS was $329, which will be recognized over a weighted average remaining period of 1.6 years.

15. Commitments and Contingencies

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice. The leases require Kforce to pay taxes, insurance and maintenance costs, in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Capital leases
Present value of payments	$997	$657	$346	$140	$—	$—	$2,140
Interest	381	95	57	19	—	—	552

Capital lease payments	$1,378	$752	$403	$159	$—	$—	$2,692

Operating leases
Facilities	$5,070	$3,132	$1,266	$210	$12	$—	$9,690
Furniture and equipment	32	20	18	8	—	—	78

Total operating leases	$5,102	$3,152	$1,284	$218	$12	$—	$9,768

Total leases	$6,480	$3,904	$1,687	$377	$12	$—	$12,460

The present value of the minimum lease payments for capital lease obligations has been classified in other current liabilities and long-term debt – other, according to their respective maturities. Rental expense under operating leases was $5,225, $6,027 and $7,684 for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase Commitments

Kforce has entered into various commitments including, among others, a compensation software hosting and licensing arrangement, contracts with resorts to host our annual employee incentive trips in 2013 and 2014, and a commitment for data center fees for certain of our information technology applications. As of December 31, 2012, these commitments amounted to approximately $14,629 and are expected to be paid as follows: $7,479 in 2013; $4,243 in 2014; $2,497 in 2015; $410 in 2016 and $0 in 2017.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2012, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3,388, and for facility lease deposits totaling $330.

Litigation

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the California court during the three months ended June 30, 2011 in the amount of $2,526, which is recorded within accounts payable and other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2012 and December 31, 2011. Consummation of the settlement is subject to resolution of an appeal, which we believe to be without merit, brought by a non-party to the lawsuit. We believe the possibility of further losses related to this matter is remote.

As disclosed in our previous filings with the SEC, on June 6, 2011, the Chicago District Office of the Equal Employment Opportunity Commission (“EEOC”) issued a Determination on a Charge of Discrimination, brought by an individual in 2006, that reasonable cause exists to believe that Kforce discriminated against two classes of individuals because of their age. On September 4, 2012, Kforce and the EEOC agreed upon a settlement payment of $1,675, which was paid during the year ended December 31, 2012. An insurance recovery of approximately $952 was received by Kforce associated with this loss during the third quarter of 2012.

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

Tax Audits

During 2012, Kforce was audited by state taxing authorities for sales, income and gross receipts taxes, which in some cases covered multiple years. In 2012, the tax audits were settled for $1,624 in cash.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2012 was approximately $64,388 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good reason following a change in control and $16,049 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good reason in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

16. Reportable Segments

Kforce’s reportable segments are as follows: (i) Tech, (ii) FA, (iii) HIM and (iv) GS. This determination was supported by, among others: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker, the nature of the segment’s operations and information presented to the Board of Directors.

Historically, and through our year ended December 31, 2012, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. The following table has been updated to reflect the disposition of KCR. As described in Note 2 - “Discontinued Operations,” all revenues and gross profit associated with the discontinued operation have been recorded within income from discontinued operations, net of tax, in the consolidated statement of operations and comprehensive income (loss).

The following table provides information concerning the operations of our segments for the years ended December 31, 2012, 2011 and 2010:

	Technology	Finance and Accounting	Health Information Management	Government Solutions	Total
2012
Net service revenues
Flexible billings	$655,062	$211,797	$76,517	$91,424	$1,034,800
Search fees	20,525	26,679	475	—	47,679

Total revenue	$675,587	$238,476	$76,992	$91,424	$1,082,479
Gross profit	$200,738	$91,124	$27,347	$28,724	$347,933
2011
Net service revenues
Flexible billings	$606,238	$194,359	$68,181	$92,449	$961,227
Search fees	17,774	25,216	530	—	43,520

Total revenue	$624,012	$219,575	$68,711	$92,449	$1,004,747
Gross profit	$182,862	$82,028	$24,476	$28,381	$317,747
2010
Net service revenues
Flexible billings	$522,220	$165,831	$56,965	$103,132	$848,148
Search fees	16,346	21,365	798	—	38,509

Total revenue	$538,566	$187,196	$57,763	$103,132	$886,657
Gross profit	$159,983	$70,811	$19,846	$33,206	$283,846

17. Quarterly Financial Data (Unaudited)

The quarterly financial data presented below has been adjusted, where applicable, to reflect the discontinued operations of KCR, which is more fully described in Note 2 - “Discontinued Operations.”

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2012
Net service revenues	$268,350	$274,129	$270,161	$269,839
Gross profit	80,825	89,766	88,762	88,580
(Loss) income from continuing operations, net of income taxes	(17,727)	(33,182)	9,275	5,922
Income (loss) from discontinued operations, net of income taxes	21,803	15	(7)	198
Net income (loss)	4,076	(33,167)	9,268	6,120
Earnings (loss) per share-basic	$0.12	$(0.90)	$0.26	$0.17
Earnings (loss) per share-diluted	$0.12	$(0.90)	$0.26	$0.17
2011
Net service revenues	$236,359	$248,023	$261,024	$259,341
Gross profit	71,434	79,559	84,504	82,250
Income from continuing operations, net of income taxes	2,803	4,840	6,326	5,087
Income from discontinued operations, net of income taxes	2,037	1,945	2,120	1,998
Net income	4,840	6,785	8,446	7,085
Earnings per share-basic	$0.12	$0.17	$0.23	$0.21
Earnings per share-diluted	$0.12	$0.17	$0.22	$0.20

During the first quarter of 2012, in connection with the disposition of KCR, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested RS, PARS and ALTI effective March 31, 2012. The acceleration resulted in the recognition of previously unrecognized compensation expense of $31,297, which includes $784 of payroll taxes. This expense has been classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Additionally, during the second quarter of 2012, Kforce recorded an estimated goodwill impairment charge of $65,300. Kforce completed the step 2 impairment analysis and recorded an additional goodwill impairment charge of $3,858 during the fourth quarter of 2012.

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the year ended December 31:

	2012	2011	2010
Cash paid during the period for:
Income taxes, net	$14,456	$8,747	$13,345
Interest, net	$554	$838	$739
Non-Cash Transaction Information:
Tax benefit from disqualifying dispositions of stock options and restricted stock	$36	$145	$322
Shares tendered in payment of exercise price of stock options and SARs	$161	$2,401	$6,705
Common Stock transactions:
Employee stock purchase plan	$647	$705	$—
Equipment acquired under capital leases	$672	$1,166	$2,111

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2012.

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

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2012.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2012.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

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

KFORCE INC. AND SUBSIDIARIES

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2010	$6,604	(2,632)	185	(136)	$4,021
	2011	$4,021	(1,103)	166	(627)	$2,457
	2012	$2,457	1,249	(70)	(1,483)	$2,153

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income (loss).
(b)	Deductions include write-offs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts, fallouts and other accounts receivables reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 22, 2013	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 22, 2013	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2013	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2013	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 22, 2013	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 22, 2013	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: February 22, 2013	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Vice Chairman and Director

Date: February 22, 2013	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 22, 2013	By:	/s/ PATRICK D. MONEYMAKER
Patrick D. Moneymaker
Director

Date: February 22, 2013	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 22, 2013	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: February 22, 2013	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 22, 2013	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman and Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on February 7, 2007.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Form of Indenture, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-181004) filed with the SEC on April 27, 2012.

9.1	Form of Parent Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

9.2	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant, incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

10.1	Third Amended and Restated Credit Agreement, dated September 20, 2011, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on September 23, 2011.

10.2	Consent and First Amendment, dated March 30, 2012, to Third Amended and Restated Credit Agreement between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2012.

10.3*	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.4*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.5*	Employment Agreement, dated as of December 31, 2006, between the Registrant and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.6*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.7*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

Exhibit Number	Description

10.8*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.9*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.10*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.11*	Employment Agreement, dated as of July 1, 2003, between the Registrant and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.12*	Amendment to Employment Agreement, dated as of December 30, 2008, between Kforce Inc. and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.13*	Employment Agreement, dated as of October 2, 2009, between Kforce Inc. and Randy Marmon, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 8, 2009.

10.14	Administrative Agreement, dated as of December 29, 2009, between and among Kforce Government Solutions, Inc., on behalf of itself, Kforce Global Solutions, Inc., and Bradson Corporation and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 30, 2009.

10.15	Amended Administrative Agreement, dated as of May 3, 2012, between and among Kforce Government Solutions, Inc. and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2012.

10.16*	Kforce Inc. 2006 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-168529) filed with the SEC on August 4, 2010.

10.17*	Employment Agreement, dated as of June 1, 2011, between the Registrant and Richard M. Cocchiaro, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on August 4, 2011.

10.18*	Form of Restricted Stock Award Agreement, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 4, 2011.

10.19	Stock Purchase Agreement, dated as of March 17, 2012, by and among Kforce Inc., Kforce Clinical Research, Inc. and inVentiv Health, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on March 19, 2012.

10.20	Amendment #1 to Stock Ownership Guidelines, dated September 28, 2012, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 4, 2012.

10.21*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The Consolidated Financial Statements and Schedule listed in Part IV, Item 15 of this Form 10-K are formatted in XBRL. The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

*	Management contract or compensatory plan or arrangement.