Form 10-Q
period 2013-03-31
KFORCE INC
filed 2013-05-10
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2013, was 34,531,368.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2013

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net service revenues	$265,627	$268,350
Direct costs of services	182,291	187,525

Gross profit	83,336	80,825
Selling, general and administrative expenses	75,693	108,115
Depreciation and amortization	2,397	2,882

Income (loss) from operations	5,246	(30,172)
Other expense, net	256	392

Income (loss) from continuing operations before income taxes	4,990	(30,564)
Income tax expense (benefit)	1,896	(12,837)

Income (loss) from continuing operations	3,094	(17,727)
Income from discontinued operations, net of taxes	—	21,803

Net income	3,094	4,076
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	34	74

Comprehensive income	$3,128	$4,150

Earnings per share – basic:
From continuing operations	$0.09	$(0.51)
From discontinued operations	—	0.63

Earnings per share – basic	$0.09	$0.12

Earnings per share diluted:
From continuing operations	$0.09	$(0.51)
From discontinued operations	—	0.63

Earnings per share – diluted	$0.09	$0.12

Weighted average shares outstanding – basic	34,391	34,703

Weighted average shares outstanding – diluted	34,485	34,703

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$907	$1,381
Trade receivables, net of allowances of $2,307 and $2,153, respectively	164,487	151,570
Income tax refund receivable	2,177	1,750
Deferred tax assets, net	8,828	9,494
Prepaid expenses and other current assets	9,395	7,364

Total current assets	185,794	171,559
Fixed assets, net	35,543	34,883
Other assets, net	29,024	28,038
Deferred tax assets, net	21,665	21,523
Intangible assets, net	5,545	5,736
Goodwill	63,410	63,410

Total assets	$340,981	$325,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$32,540	$36,205
Accrued payroll costs	50,373	50,063
Other current liabilities	11,565	11,564
Income taxes payable	1,329	1,042

Total current liabilities	95,807	98,874
Long-term debt – credit facility	39,549	21,000
Long-term debt – other	1,429	1,144
Other long-term liabilities	36,550	34,285

Total liabilities	173,335	155,303

Commitments and contingencies (see Note C)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,865 and 68,531 issued, respectively	688	685
Additional paid-in capital	401,224	400,688
Accumulated other comprehensive loss	(2,679)	(2,713)
Retained earnings	43,297	40,203
Treasury stock, at cost; 34,379 and 33,980 shares, respectively	(274,884)	(269,017)

Total stockholders’ equity	167,646	169,846

Total liabilities and stockholders’ equity	$340,981	$325,149

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2013
Common stock – shares:
Shares at beginning of period	68,531
Issuance of restricted stock, net of forfeitures	314
Exercise of stock options	20

Shares at end of period	68,865

Common stock – par value:
Balance at beginning of period	$685
Issuance of restricted stock, net of forfeitures	3
Exercise of stock options	0

Balance at end of period	$688

Additional paid-in capital:
Balance at beginning of period	$400,688
Issuance of restricted stock, net of forfeitures	(3)
Exercise of stock options	181
Income tax benefit from stock-based compensation	25
Employee stock purchase plan	59
Stock-based compensation expense	274

Balance at end of period	$401,224

Accumulated other comprehensive loss:
Balance at beginning of period	$(2,713)
Pension and postretirement plans, net of tax	34

Balance at end of period	$(2,679)

Retained earnings:
Balance at beginning of period	$40,203
Net income	3,094

Balance at end of period	$43,297

Treasury stock – shares:
Shares at beginning of period	33,980
Repurchases of common stock	409
Employee stock purchase plan	(10)

Shares at end of period	34,379

Treasury stock – cost:
Balance at beginning of period	$(269,017)
Repurchases of common stock	(5,949)
Employee stock purchase plan	82

Balance at end of period	$(274,884)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended

	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$3,094	$4,076
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Gain on sale of discontinued operations	—	(36,624)
Deferred income tax provision, net	503	4,493
Depreciation and amortization	2,397	2,955
Stock-based compensation	274	25,649
Provision for bad debts on accounts receivable and other accounts receivable reserves	294	1,064
Pension and postretirement benefit plans expense	970	1,132
Deferred compensation liability increase, net	1,190	1,729
Tax benefit attributable to stock-based compensation	25	1,804
Excess tax benefit attributable to stock-based compensation	(10)	(1,789)
Gain on cash surrender value of Company-owned life insurance policies	(1,208)	(1,359)
Other	40	50
(Increase) decrease in operating assets:
Trade receivables, net	(13,212)	(16,462)
Income tax refund receivable	(427)	(3,106)
Prepaid expenses and other current assets	(2,031)	(1,319)
Other assets, net	69	13
(Decrease) increase in operating liabilities:
Accounts payable and other current liabilities	(1,283)	15,966
Accrued payroll costs	451	3,646
Income taxes payable	287	1,037
Other long-term liabilities	163	(482)

Cash (used in) provided by operating activities	(8,414)	2,473

Cash flows from investing activities:
Capital expenditures	(1,916)	(959)
Proceeds from disposition of business	—	48,326
Premiums paid for company-owned life insurance policies, net	—	(1,069)
Proceeds from the sale of assets held within the Rabbi Trust	1,049	—
Purchase of assets held within the Rabbi Trust	(1,203)	—

Cash (used in) provided by investing activities	(2,070)	46,298

Cash flows from financing activities:
Proceeds from bank line of credit	141,121	92,851
Payments on bank line of credit	(122,572)	(142,377)
Short-term vendor financing	115	(8)
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	181	22
Excess tax benefit attributable to stock-based compensation	10	1,789
Repurchases of common stock	(8,448)	(623)
Payments of capital expenditure financing	(397)	(502)

Cash provided by (used in) financing activities	10,010	(48,848)

Decrease in cash and cash equivalents	(474)	(77)

Cash and cash equivalents at beginning of period	1,381	939

Cash and cash equivalents at end of period	$907	$862

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$1,537	$978
Interest, net	$152	$266
Non-Cash Transaction Information:
Employee stock purchase plan	$141	$166
Equipment acquired under capital leases	$702	$—
Shares tendered in payment of the exercise price of stock options	$—	$161
Unsettled repurchases of common stock	$—	$14,883

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 63 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for both the three months ended March 31, 2013 and 2012 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2013, our results of operations and comprehensive income and cash flows for the three months ended March 31, 2013. The data in the condensed consolidated balance sheet as of December 31, 2012 was derived from our audited consolidated balance sheet as of December 31, 2012, as presented in our 2012 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three Months Ended March 31,
	2013	2012
Numerator:
Income (loss) from continuing operations	$3,094	$(17,727)
Income from discontinued operations, net of tax	—	21,803

Net income	$3,094	$4,076

Denominator:
Weighted average shares outstanding – basic	34,391	34,703
Common stock equivalents	94	—

Weighted average shares outstanding – diluted	34,485	34,703

Earnings per share – basic:
From continuing operations	$0.09	$(0.51)
From discontinued operations	—	0.63

Earnings per share – basic	$0.09	$0.12

Earnings per share – diluted:
From continuing operations	$0.09	$(0.51)
From discontinued operations	—	0.63

Earnings per share – diluted	$0.09	$0.12

For the three months ended March 31, 2013, there were 0 shares of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. Given that Kforce had a loss from continuing operations for the three months ended March 31, 2012, each of the calculations of diluted earnings per share from continuing operations, discontinued operations and net income was computed using basic weighted average common shares outstanding.

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

In connection with the closing of the sale, Kforce entered into a Transition Services Agreement (“TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 18 months from the Closing Date. The majority of the services provided by Kforce under the TSA had ceased as of March 31, 2013. The fees for a significant majority of these services were generally equivalent to Kforce’s cost. The fees for the remaining services to be performed are expected to also be generally equivalent to Kforce’s cost although certain of these remaining services may be provided at negotiated rates.

Although the services provided under the TSA generated continuing cash flows between Kforce and the Purchaser, the amounts are not considered to be direct cash flows of the discontinued operation nor are they significant to the ongoing operations of either entity. Kforce has not had contractual ability through the TSA, SPA or any other agreement to significantly influence the operating or financial policies of the Purchaser. As a result, Kforce has not had significant continuing involvement in the operations of KCR and, as such, has classified such operating results as discontinued operations.

In accordance with the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $375 although this deductible does not apply to certain losses. Kforce’s obligations under the indemnification provisions of the SPA, with the exception of certain items, cease 18 months from the Closing Date and are limited to an aggregate of $5,000 although this cap does not apply to certain losses. While it cannot be certain, Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of March 31, 2013.

The financial results of KCR have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income. The following summarizes the results from discontinued operations for the three months ended March 31, 2012:

Net service revenues	$29,649
Direct costs of services and operating expenses	26,444

3,205
Gain on sale of discontinued operations	36,624

Income from discontinued operations, before income taxes	39,829
Income tax expense	18,026

Income from discontinued operations, net of income taxes	$21,803

Additionally, in connection with the servicing of the TSA, as of March 31, 2013 and December 31, 2012 approximately $920 and $2,658, respectively, is due to the Purchaser, net of amounts due to Kforce from the Purchaser, and is classified within accounts payable and other accrued liabilities in the unaudited condensed consolidated balance sheet.

Acceleration of Equity Awards

In connection with the disposition of KCR as described above, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting for tax planning purposes of substantially all of the outstanding and unvested RS, PARS and alternative long-term incentive awards (“ALTI”) effective March 31, 2012. Kforce recognized a tax benefit from the acceleration of the vesting of RS, PARS and ALTI. The acceleration resulted in the recognition of previously unrecognized compensation expense during the quarter ended March 31, 2012 of $31,297, which included $784 of payroll taxes. This expense has been classified in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

Note C – Commitments and Contingencies

Litigation

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the California court during the three months ended June 30, 2011 in the amount of $2,526, which is recorded within accounts payable and other accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2013 and December 31, 2012. An appeal of the settlement was dismissed in April 2013, and we now expect the settlement to be consummated during the three months ended June 30, 2013.

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

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2013 would be approximately $53,571 if all of the employees under contract were terminated without good cause by the employer or if the employees resigned for good reason following a change in control. Kforce’s liability at March 31, 2013 would be approximately $15,174 if all of the employees under contract were terminated by Kforce without good cause or if the employees resigned for good reason in the absence of a change of control.

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

As discussed within Note B “Discontinued Operations,” the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. During the three months ended March 31, 2012, Kforce recognized total compensation expense related to the ALTI of $9,805, which approximated the grant date fair value. There was no additional compensation expense related to the ALTI recognized during the three months ended March 31, 2013.

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

The net periodic benefit cost recognized for the three months ended March 31, 2013 and 2012 was based upon the actuarial valuation at the beginning of the respective fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2012 and 2011, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 6.0% and 7.4%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of both December 31, 2012 and 2011 was 3.0% and 5.0%, and was based on historical compensation increases as well as future expectations. Kforce applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the three months ended March 31, 2013 and 2012, net periodic benefit cost was $47 and $94, respectively.

As of March 31, 2013 and December 31, 2012, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,233 and $1,187, respectively, which is classified in other long-term liabilities.

Supplemental Executive Retirement Plan

Kforce maintains a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain our covered executive officers. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.

Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Vesting under the plan is defined as 100% upon a participant’s attainment of age 55 and 10 years of service and 0% prior to a participant’s attainment of age 55 and 10 years of service. Full vesting also occurs if a participant with five years or more of service is involuntarily terminated by Kforce without cause or upon death, disability or a change in control. The SERP is funded entirely by Kforce, and benefits are taxable to the covered executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the executive officer earned the highest salary and bonus during the last 10 years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation, Kforce has assumed that all participants will elect to take the lump sum present value option.

The following represents the components of net periodic benefit cost for the three months ended:

	Three Months Ended March 31,
	2013	2012
Service cost	$545	$522
Interest cost	117	140
Amortization of loss	29	40

Net periodic benefit cost	$691	$702

The net periodic benefit cost recognized for the three months ended March 31, 2013 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2012. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2013. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2013.

During October 2012, the Firm announced the expected retirement of a participant in the SERP. The Firm anticipates making a lump-sum payment to the participant on or about December 2, 2013 due to the participant’s separation from service, which is expected to be June 1, 2013. Accordingly, the current portion of the present value of the projected benefit obligation of $10,682 as of March 31, 2013 and December 31, 2012, is recorded in other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The long-term portion of the present value of the projected benefit obligation as of March 31, 2013 and December 31, 2012 is $9,638 and $8,976, respectively, and is recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. During the three months ended March 31, 2013, there have been no payments made under the SERP.

Supplemental Executive Retirement Health Plan

Kforce maintains a Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain officers. The vesting and eligibility requirements mirror that of the SERP, and no advance funding is required by Kforce or the participants. Consistent with the SERP, none of the benefits earned are attributable to services provided prior to the effective date of the plan.

The following represents the components of net periodic postretirement benefit cost for the three months ended:

	Three Months Ended March 31,
	2013	2012
Service cost	$173	$230
Interest cost	33	38
Amortization of loss	26	67

Net periodic benefit cost	$232	$335

The net periodic post-retirement benefit cost recognized for the three months ended March 31, 2013 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2012.

The long-term portion of the accumulated postretirement benefit obligation as of March 31, 2013 and December 31, 2012 is $3,760 and $3,554, respectively, and is recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. During the three months ending March 31, 2013, there have been no payments made under the SERHP.

Deferred Compensation Plan

In March 2012, Kforce surrendered certain of its Company-owned life insurance policies within its deferred compensation plan having a cash surrender value of approximately $8,037. The proceeds associated with the surrendered policies were reinvested in bond mutual funds and are included in a Rabbi Trust along with the cash surrender value of the Company-owned life insurance policies. Employee distributions are being funded through proceeds from the sale of assets held within the Rabbi Trust. The fair value of the bond mutual funds and the cash surrender value of the Company-owned life insurance policies as of March 31, 2013 are recorded in Other assets, net in the accompanying unaudited condensed consolidated balance sheets. The bond mutual funds are considered to be trading securities. Gains attributable to the investments in bond mutual funds during the three months ended March 31, 2013 were $21, and are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income. Earnings attributable to the investment in bond mutual funds during the three months ended March 31, 2012 were not significant.

In conjunction with a change in the administrative service provider, life insurance provider and trustee associated with its deferred compensation plans, Kforce surrendered certain of its Company-owned life insurance policies that were not eligible for a Section 1035 tax-free exchange in September 2012, which collectively had a cash surrender value of approximately $6,250. These proceeds, less the distributions out of the Rabbi Trust, were held in a cash account within the Rabbi Trust as of March 31, 2013.

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

There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2013. Kforce’s measurements at fair value as of March 31, 2013 and December 31, 2012 were as follows:

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2013:
Recurring basis:
Bond mutual funds (1)	$3,056	$3,056	$—	$—
Credit Facility (2)	$(39,549)	$—	$(39,549)	$—

As of December 31, 2012:
Recurring basis:
Bond mutual funds (1)	$4,124	$4,124	$—	$—
Credit Facility (2)	$(21,000)	$—	$(21,000)	$—

(1)	See “Employee Benefit Plans” within Note D to the unaudited condensed consolidated financial statements for additional discussion.
(2)	The estimated fair value of our Credit Facility is determined using a discounted cash flow analysis, considered a level 2 input.

Note F – Stock Incentive Plans

On April 5, 2013, the shareholders approved the 2013 Stock Incentive Plan, which was previously adopted by the Board of Directors on March 1, 2013, subject to shareholder approval. The aggregate number of shares of common stock that are subject to awards under the 2013 Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 4,000. On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan and, as amended, the aggregate number of shares of common stock that are subject to awards is 7,850.

The 2013 Stock Incentive Plan and 2006 Stock Incentive Plan allow for the issuance of stock options, stock appreciation rights (“SARs”), PARS and RS, subject to share availability. Vesting of equity instruments is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options.

The 2013 Stock Incentive Plan terminates on April 5, 2023 and the 2006 Stock Incentive Plan terminates on April 28, 2016. The Incentive Stock Option Plan expired in 2005.

Stock Options

The following table presents the activity under the 2006 Stock Incentive Plan and the Incentive Stock Option Plan (the 2013 Stock Incentive Plan was not approved by shareholders until after the end of the first quarter) for the three months ended March 31, 2013:

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2012	154	93	247	$10.87
Exercised	(10)	(10)	(20)	$9.05	$128
Forfeited/Cancelled	—	—	—	$—

Outstanding and Exercisable as of March 31, 2013	144	83	227	$11.03

No compensation expense was recorded during the three months ended March 31, 2013 or 2012. As of March 31, 2013, there was no unrecognized compensation cost related to non-vested options.

Restricted Stock and Performance-Accelerated Restricted Stock

RS and PARS are periodically granted to certain Kforce executives and is generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the three months ended March 31, 2013 will vest over a period of five years with 20% of the awards vesting annually. There were no PARS outstanding as of March 31, 2013 or December 31, 2012 and there have been no PARS granted subsequent to the acceleration of substantially all equity awards on March 31, 2012, as discussed below.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the RS activity for the three months ended March 31, 2013:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	38	$12.11
Granted	313	$14.58

Outstanding as of March 31, 2013	351	$14.32

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of all outstanding and unvested long-term incentives, including the RS and PARS, effective March 31, 2012. As a result, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $1,994 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to RS of $274 and $2,808 during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, total unrecognized compensation expense related to RS was $4,629, which will be recognized over a weighted average remaining period of 4.6 years.

Kforce recognized total compensation expense related to PARS of $0 and $23,344 during the three months ended March 31, 2013 and 2012, respectively.

Note G – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the three months ended March 31, 2013:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2012	$63,410	$5,736	$69,146
Amortization of intangible assets	—	(193)	(193)
Other	—	2	2

Balance as of March 31, 2013	$63,410	$5,545	$68,955

As of March 31, 2013 and December 31, 2012, intangible assets, net in the accompanying unaudited condensed consolidated balance sheets primarily consisted of customer relationships and trademarks. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of March 31, 2013 and December 31, 2012. All of the other intangible assets, net represented less than 5% of total assets.

As of March 31, 2013 and December 31, 2012, accumulated amortization for intangible assets was $24,633 and $24,440, respectively. The estimated remaining amortization expense is $554 for 2013, $634 for 2014, $634 for 2015, $457 for 2016 and $209 for 2017.

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

Historically, and for the three months ended March 31, 2013, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States.

As described in Note B “Discontinued Operations,” all revenues and gross profit associated with KCR have been recorded within income from discontinued operations, net of tax, in the unaudited condensed consolidated statement of operations and comprehensive income. The following table provides information concerning the continuing operations of our segments for the three months ended March 31, 2013 and 2012:

	Tech	FA	HIM	GS	Total
Three Months Ended March 31:
2013
Net service revenues:
Flexible billings	$162,840	$49,861	$18,544	$22,830	$254,075
Search fees	4,795	6,665	92	—	11,552

Total net service revenues	$167,635	$56,526	$18,636	$22,830	$265,627

Gross profit	$48,799	$21,293	$5,980	$7,264	$83,336
2012
Net service revenues:
Flexible billings	$160,394	$54,638	$19,322	$22,988	$257,342
Search fees	5,261	5,618	129	—	11,008

Total net service revenues	$165,655	$60,256	$19,451	$22,988	$268,350

Gross profit	$45,800	$21,501	$6,494	$7,030	$80,825

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three months ended March 31, 2013.

•

Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three months ended March 31, 2013 and 2012, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. See Note B – “Discontinued Operations” to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012 include activity relating to KCR as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to KCR, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and for the three months ended March 31, 2013, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the three months ended March 31, 2013 decreased 1.0% to $265.6 million from $268.4 million in the comparable period in 2012.

•	Flex revenues for the three months ended March 31, 2013 decreased 1.3% to $254.1 million from $257.3 million in the comparable period in 2012.

•

Flex gross profit margin for the three months ended March 31, 2013 increased 120 basis points to 28.3% from 27.1% in the comparable period in 2012, primarily as a result of an increase in the spread between our bill and pay rates. Flex gross profit margins increased 170 basis points for Tech, 20 basis points for FA and 120 basis points for GS and decreased 110 basis points for HIM. Also, during the three months ended March 31, 2012, Kforce accrued a liability of $1.9 million related to audits by state taxing authorities, which negatively impacted Flex gross profit margin by 50 basis points for the three months ended March 31, 2012.

•

Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the three months ended March 31, 2013 decreased to 28.5% from 40.3% in the comparable period in 2012. This decrease was primarily a result of the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes that was recorded during the three months ended March 31, 2012.

•	Net income of $3.1 million for the three months ended March 31, 2013 declined $1.0 million from net income of $4.1 million in the comparable period in 2012.

•	Earnings per share for the three months ended March 31, 2013 decreased to $0.09 from $0.12 in the comparable period in 2012.

•	During the three months ended March 31, 2013, Kforce repurchased approximately 0.4 million shares of common stock at a total cost of approximately $5.9 million.

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

Please refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more detailed discussion of our significant accounting policies and critical accounting estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

Net service revenues for the three months ended March 31, 2013 and 2012 were $265.6 million and $268.4 million, respectively, which represents a decrease of 1.0%. The decrease was primarily due to our FA segment (which represents approximately 21% of our net service revenues), which had a year-over-year decrease in net service revenues of 6.2%. This was partially offset by a year-over-year increase in our Tech segment (which represents approximately 63% of our total net service revenues) of 1.2%. Net service revenues for HIM decreased 4.2% and our GS segment experienced a 0.7% decrease in net service revenues during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Search revenues increased 4.9% on a year-over-year basis.

Flex gross profit margins increased 120 basis points to 28.3% compared to 27.1% for the three months ended March 31, 2013 and 2012, respectively, primarily as a result of an increase in the spread between our bill rates and pay rates and the recording in the quarter ended March 31, 2012 of a contingent liability of $1.9 million ($1.4 million impact to gross profit; $0.5 million impact to SG&A) related to sales, income and gross receipts tax audits in the first quarter of 2012. Kforce experienced year-over-year increases in Flex gross profit margins for the Tech, FA and GS segments of 170 basis points, 20 basis points and 120 basis points, respectively. These increases were partially offset by a year-over-year decrease in HIM Flex gross profit margins of 110 basis points which was partially attributable to a few large projects that were ongoing during the first quarter of 2012 that were completed in the second half of 2012 as well as costs associated with a consultant retention program. SG&A expenses as a percentage of net service revenues were 28.5% and 40.3% for the three months ended March 31, 2013 and 2012, respectively. The decrease in SG&A expenses as a percentage of net service revenues was primarily the result of the acceleration of substantially all of the outstanding and unvested PARS, RS and ALTI awards on March 31, 2012, which resulted in the recognition of incremental compensation expense of $31.3 million, including payroll taxes, that was recorded during the three months ended March 31, 2012.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continue to improve during 2013 on a sequential basis based on data published by the Bureau of Labor Statistics (“BLS”). The penetration rate (the percentage of temporary staffing to total employment) in March 2013 was at 1.94% up slightly from 1.90% at the end of 2012. Economic forecasters estimate that the penetration rate could surpass the prior peak of 2.03% reached in April 2000 during this economic cycle. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 7.6% as of March 2013, non-farm payroll expanded by 88,000 jobs in March 2013. Also, the college-level unemployment rate, which serves as a proxy for professional employment and is more closely aligned with Kforce’s business strategy and candidate profile, was at 3.8% as of March 31, 2013. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Net service revenues for our GS segment decreased 0.7% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. In recent years, GS has taken measures to increase its Flex gross profit (in absolute dollars) and Flex gross profit percentage by changing its business strategy and profile. While we cannot predict the outcome of the widening federal deficits and past, current and future efforts to reduce federal spending, including through sequestration cuts that began on March 1, 2013 and the potential impact on GS and the budgets of the federal agencies that are clients of our GS segment, there has not been a material adverse impact on GS’ operations. With that said, we continue to review the GS reporting unit on an ongoing basis for any potential triggering events that could necessitate an interim goodwill impairment test and an increased risk surrounding federal deficits and sequestration, in addition to those considered in the assumptions used within the annual goodwill impairment test performed as of December 31, 2012, may indicate future impairment in the GS reporting unit, which could be material. Goodwill allocated to the GS reporting unit as of March 31, 2013 and December 31, 2012 was $33.5 million.

Over the last few years, we have undertaken several significant initiatives including: (i) adding revenue responsible headcount to capitalize on targeted growth opportunities (ii) further developing and optimizing our National Recruiting Center (“NRC”) and Strategic Accounts (“SA”) teams in support of our field operations; (iii) restructuring both our back office and field operations under our Shared Services program, which focuses on process improvement, centralization, technology infrastructure and outsourcing; (iv) upgrading our corporate systems (primarily our front-end systems) with a focus on AMP!, ICE, job order prioritization and the development of mobile applications and (v) making other technology investments designed to increase the performance of our corporate and field associates. We believe that these investments have increased our operating efficiency, enabling us to be more responsive to our clients and have provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our highly centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations and comprehensive income for the three months ended March 31:

	2013	2012
Net Service Revenues by Segment:
Tech	63.1%	61.7%
FA	21.3	22.5
HIM	7.0	7.2
GS	8.6	8.6

Net service revenues	100.0%	100.0%

Revenue by Type:
Flex	95.7%	95.9%
Search	4.3	4.1

Net service revenues	100.0%	100.0%

Gross profit	31.4%	30.1%
Selling, general and administrative expenses	28.5%	40.3%
Depreciation and amortization	0.9%	1.1%
Income (loss) from continuing operations before income taxes	1.9%	(11.4)%
Income (loss) from continuing operations	1.2%	(6.6)%
Net income	1.2%	1.5%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three months ended March 31:

(in $000’s)	2013	Increase (Decrease)	2012
Tech
Flex	$162,840	1.5%	$160,394
Search	4,795	(8.9)%	5,261

Total Tech	$167,635	1.2%	$165,655

FA
Flex	$49,861	(8.7)%	$54,638
Search	6,665	18.6%	5,618

Total FA	$56,526	(6.2)%	$60,256

HIM
Flex	$18,544	(4.0)%	$19,322
Search	92	(28.7)%	129

Total HIM	$18,636	(4.2)%	$19,451

GS
Flex	$22,830	(0.7)%	$22,988
Search	—		—

Total GS	$22,830	(0.7)%	$22,988

Total Flex	$254,075	(1.3)%	$257,342
Total Search	11,552	4.9%	11,008

Total Revenues	$265,627	(1.0)%	$268,350

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended March 31, 2013 and 2012, there were 63 and 64 billing days, respectively.

Flex revenues for our largest segment, Tech, experienced modest growth during the first quarter of 2013 of 1.5% as compared to the first quarter of 2012 (3.2% on a billing day basis). A recent report published by Staffing Industry Analysts (“SIA”) provided an expectation that temporary technology staffing could experience growth of 8% for 2013 due in part to a shift by consumers of technology staffing services away from independent contractors and into temporary staffing primarily due to increased employment compliance risk. In addition to this shift of hiring to a temporary staffing model, there are notable skill shortages in certain technology skill sets, which we believe will result in strong future growth in our Tech segment. We continue to believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines to take advantage of this expected growth. In order to capture this expected demand, Kforce increased its Tech staffing headcount 5.9% in the first quarter of 2013 on a sequential basis and 26.3% on a year-over-year basis, which we believe will assist our field sales teams in capturing expected market demand. Kforce’s operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our SA. We expect to see continued growth in 2013 within our Tech segment.

Our FA segment experienced a decrease in Flex revenues of 8.7% during the three months ended March 31, 2013 as compared to 2012. In its April 2013 update, SIA revised its finance and accounting 2013 growth projections from 7% to 5%. Management believes that the investments made in revenue responsible headcount within FA staffing in the third and fourth quarters of 2012 will begin to positively impact revenues as 2013 progresses due to improvements in associate productivity that typically come with tenure.

Flex revenues for HIM decreased 4.0% for the three months ended March 31, 2013 as compared to 2012. The decrease is partially attributable to a few large projects that were ongoing during the first quarter of 2012 that were completed in the second half of 2012. The declines were partially offset by revenues generated from requirements and deadlines related to International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”). The required implementation date for ICD-10 is October 1, 2014. Management expects flex revenues in HIM to be stable to improving in 2013.

Our GS segment experienced a decrease of 0.7% in net service revenues for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. While we cannot predict the outcome of the widening federal deficits and past, current and future efforts to reduce federal spending, including through sequestration cuts that went into effect on March 1, 2013, and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment, we still expect to see growth within our GS segment for 2013.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three months ended March 31:

(in 000’s)	2013	Increase (Decrease)	2012
Tech	2,517	2.4%	2,459
FA	1,498	(7.2)	1,615
HIM	273	(7.5)	295

Total hours	4,288	(1.9)%	4,369

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three months ended March 31:

(in $000’s)	2013	Increase (Decrease)	2012
Tech	$1,520	(1.2)%	$1,539
FA	142	5.2	135
HIM	1,456	(18.1)	1,777
GS	108	107.7	52

Total billable expenses	$3,226	(7.9)%	$3,503

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues increased 4.9% for the three months ended March 31, 2013 compared to 2012. We believe the increase over the prior year reflects clients who are continuing to selectively rebuild staff after significant reductions during the most recent economic recession. We expect slight growth in Search revenues for the remainder of 2013.

Total placements for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2013	Increase (Decrease)	2012
Tech	310	(8.0)%	337
FA	549	24.5	441
HIM	6	(71.4)	21

Total placements	865	8.3%	799

The average placement fee for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2013	Increase (Decrease)	2012
Tech	$15,472	(1.0)%	$15,624
FA	12,135	(4.7)	12,734
HIM	15,363	151.0	6,121

Total average placement fee	$13,352	(3.1)%	$13,778

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2013	Increase (Decrease)	2012
Tech	29.1%	5.4%	27.6%
FA	37.7	5.6	35.7
HIM	32.1	(3.9)	33.4
GS	31.8	3.9	30.6

Total gross profit percentage	31.4%	4.3%	30.1%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit for the three months ended March 31, 2013, compared to the same period in 2012, was $0.5 million, composed of a $0.9 million increase in volume and a $0.4 million decrease in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended March 31:

	2013	Increase (Decrease)	2012
Tech	27.0%	6.7%	25.3%
FA	29.3	0.7	29.1
HIM	31.8	(3.3)	32.9
GS	31.8	3.9	30.6

Total Flex gross profit percentage	28.3%	4.4%	27.1%

The increase in Flex gross profit for the three months ended March 31, 2013, compared to the same period in 2012, was $2.0 million, composed of an $0.9 million decrease in volume and a $2.9 million increase in rate. The Flex gross profit percentage was negatively impacted during the three months ended March 31, 2012 by the recording of a contingent liability of $1.4 million related to sales, income and gross receipts tax audits.

A significant continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will continue to expand slightly for the remainder of 2013 as compared to 2012 based on expected improvements in bill and pay spread offsetting expected increases in statutory payroll costs.

Selling, General and Administrative Expenses (“SG&A”). For the three months ended March 31, 2013 and 2012, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.3% and 89.3%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. As the performance of our recently added revenue responsible headcount improves, we expect to gain operating leverage. Therefore, SG&A expenses would generally be anticipated to decline as a percentage of revenues in the second half of 2013.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three months ended March 31:

(in $000’s)	2013	% of Revenues	2012	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$63,783	24.0%	$96,566	36.0%
Other	11,910	4.5	11,549	4.3

Total SG&A	$75,693	28.5%	$108,115	40.3%

SG&A as a percentage of net service revenues decreased to 28.5% of net services revenues for the three months ended March 31, 2013 as compared to 40.3% for the comparable period in 2012. This was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 12.7% of net service revenues, which was primarily related to an increase in stock-based compensation expense and related payroll taxes for the discretionary acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012. This resulted in incremental compensation expense of $31.3 million, including payroll taxes, that was recorded during the three months ended March 31, 2012. Additionally, as disclosed within Kforce’s Proxy Statement filed with the SEC on March 8, 2013, Kforce restructured its NEO compensation framework for 2013 to provide better alignment with compensation of the broader market for similarly-sized companies, which reduced overall compensation levels.

•

Decrease in bad debt expense of 0.3% of net service revenues, which was primarily attributable to a decreased level of write-offs in 2013 as compared to 2012 combined with a continued positive trend in collections.

•

Increase in commission expense, staffing expense and travel expense of 1.1% of net service revenues in the aggregate. These increases were primarily attributable to the costs of hiring, developing and mentoring the significant revenue responsible headcount additions in the fourth quarter of 2012 and first quarter of 2013.

Goodwill Impairment. Net service revenues for our GS segment decreased 0.7% for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. In recent years, GS has taken measures to increase its Flex gross profit (in absolute dollars) and Flex gross profit percentage by changing its business strategy and profile. While we cannot predict the outcome of the widening federal deficits and past, current and future efforts to reduce federal spending, including through sequestration cuts that began on March 1, 2013 and the potential impact on GS and the budgets of the federal agencies that are clients of our GS segment, there has not been a material adverse impact on GS’ operations. With that said, we continue to review the GS reporting unit on an ongoing basis for any potential triggering events that could necessitate an interim goodwill impairment test. The increased risk surrounding federal deficits and sequestration, in addition to those considered in the assumptions used within the annual goodwill impairment test performed as of December 31, 2012, may indicate future impairment in the GS reporting unit, which could be material. Goodwill allocated to the GS reporting unit as of March 31, 2013 and December 31, 2012 was $33.5 million.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three months ended March 31:

(in $000’s)	2013	% Increase (Decrease)	2012
Fixed asset depreciation	$993	13.1%	$878
Capital lease asset depreciation	420	1.0	416
Capitalized software amortization	791	(41.5)	1,351
Intangible asset amortization	193	(18.6)	237

Total depreciation and amortization	$2,397	(16.8)%	$2,882

The $0.5 million decrease in capitalized software amortization during the three months ended March 31, 2013 compared to 2012 is the result of certain software becoming fully depreciated during the second half of 2012.

Other Expense, Net. Other expense, net was $0.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively, and consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense (Benefit). Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income taxes (our “effective rate”) for the three months ended March 31, 2013 and 2012 was 38.0% and (42.0)%, respectively. Kforce’s effective rate for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily a result of a loss from continuing operations during the three months ended March 31, 2012 largely driven by the acceleration of long-term incentives.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations include the consolidated income and expenses of KCR. During the three months ended March 31, 2012, Kforce completed the sale of KCR resulting in a pre-tax gain of $36.6 million. Included in the pre-tax gain is approximately $5.5 million of goodwill for KCR and transaction expenses totaling approximately $2.2 million, which primarily included commissions, legal fees and transaction bonuses. Income tax expense as a percentage of income from discontinued operations, before income taxes, for the three months ended March 31, 2012 was 45.3%.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined by Kforce as net income (loss) before discontinued operations, interest, income taxes, depreciation and amortization and acceleration and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	Per Share	2012	Per Share
Net income	$3,094	$0.09	$4,076	$0.12
Income from discontinued operations, net of taxes	—	—	21,803	0.63

Income (loss) from continuing operations	3,094	0.09	(17,727)	(0.51)
Depreciation and amortization	2,397	0.07	2,882	0.08
Acceleration of RS and PARS	—	—	22,158	0.64
Amortization of RS and PARS	274	0.00	3,439	0.10
Interest expense and other	243	0.00	338	0.01
Income tax expense (benefit)	1,896	0.07	(12,837)	(0.37)

Adjusted EBITDA	$7,904	$0.23	$(1,747)	$(0.05)

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At March 31, 2013, Kforce had $90.0 million in working capital compared to $72.7 million at December 31, 2012. Kforce’s current ratio (current assets divided by current liabilities) was 1.9 at March 31, 2013 compared to 1.7 at December 31, 2012.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31:

	2013	2012
Cash (used in) provided by:
Operating activities	$(8,414)	$2,473
Investing activities	(2,070)	46,298
Financing activities	10,010	(48,848)

Increase (decrease) in cash and cash equivalents	$(474)	$(77)

Discontinued Operations

As was previously discussed, Kforce sold KCR on March 31, 2012. The accompanying unaudited condensed consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the three months ended March 31, 2012, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and deferred compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the three months ended March 31, 2013 and 2012 were $1.9 million and $1.0 million, respectively, which exclude equipment acquired under capital leases. Additionally, proceeds from the divestiture of KCR of $48.3 million, net of transaction costs, were included in investing activities during the three months ended March 31, 2012.

We expect to leverage our existing infrastructure that has been built over the last several years and selectively invest at moderate levels to support the expected future growth in our business. Kforce believes it has sufficient cash and availability under its Credit Facility to make any expected necessary capital expenditures in the foreseeable future. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities

During the three months ended March 31, 2013, open market repurchases of common stock totaled approximately $8.4 million, which was comprised of approximately $5.9 million in common stock repurchases during the first quarter of 2013 and the settlement of approximately $2.5 million of common stock repurchases from the fourth quarter of 2012.

Credit Facility

The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. As of March 31, 2013, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of March 31, 2013, outstanding borrowings were $39.5 million and $47.0 million was available under the Credit Facility. During the three months ended March 31, 2013, maximum outstanding borrowings under the Credit Facility were $46.9 million. As of May 7, 2013, $33.6 million was outstanding and $53.0 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At March 31, 2013, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.4 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2012, $39.9 million of the Board-authorized common stock repurchase program remained available for future repurchases. On February 1, 2013, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $50.0 million (exclusive of any previously unused authorizations). As a result, $89.9 million remained available for future repurchases as of February 1, 2013. During the three months ended March 31, 2013, Kforce repurchased approximately 0.4 million shares of common stock at a total cost of approximately $5.9 million. As of March 31, 2013, $83.9 million remains available for future repurchases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks, primarily changes in interest rates. The sensitivity analysis presented below for our Credit Facility is based on a hypothetical 10% change in interest rates. This change is a hypothetical scenario and is used to calibrate potential risk and does not necessarily represent our view of future market changes.

As of March 31, 2013, there was $39.5 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.9% at March 31, 2013. A hypothetical 10% increase in interest rates in effect at March 31, 2013 would not have any significant effect on Kforce’s annual interest expense.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the three months ended March 31, 2013, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the California court during the three months ended June 30, 2011 in the amount of $2.5 million, which is recorded within accounts payable and other accrued liabilities in the accompanying consolidated balance sheet as of March 31, 2013 and December 31, 2012. An appeal of the settlement was dismissed in April 2013, and we now expect the settlement to be consummated during the three months ended June 30, 2013.

We are not aware of any new legal proceedings that are likely to have a material adverse impact on Kforce, or other material developments with respect to existing legal proceedings, that occurred during the three months ended March 31, 2013.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	—	$—	—	$39,861,995
February 1, 2013 to February 28, 2013	—	$—	—	$89,861,995
March 1, 2013 to March 31, 2013	409,489	$14.53	409,489	$83,912,120

Total	409,489	$14.53	409,489	$83,912,120

(1)	All of the shares reported above as purchased are attributable to shares repurchased on the open market.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly. (6)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL. (7)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed February 7, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed January 3, 2013.
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

Kforce Inc.
(Registrant)

Date: May 10, 2013	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2013	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)