Form 10-Q
period 2013-06-30
KFORCE INC
filed 2013-07-31
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of July 29, 2013, was 33,531,653.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2013

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net service revenues	$283,689	$274,129	$549,316	$542,479
Direct costs of services	190,842	184,363	373,133	371,888

Gross profit	92,847	89,766	176,183	170,591
Selling, general and administrative expenses	78,503	71,414	154,196	179,529
Goodwill impairment	—	65,300	—	65,300
Depreciation and amortization	2,462	2,877	4,859	5,759

Income (loss) from operations	11,882	(49,825)	17,128	(79,997)
Other expense, net	205	265	461	657

Income (loss) from continuing operations before income taxes	11,677	(50,090)	16,667	(80,654)
Income tax expense (benefit)	4,729	(16,908)	6,625	(29,745)

Income (loss) from continuing operations	6,948	(33,182)	10,042	(50,909)
Income from discontinued operations, net of taxes	—	15	—	21,818

Net income (loss)	6,948	(33,167)	10,042	(29,091)
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	34	53	68	127

Comprehensive income (loss)	$6,982	$(33,114)	$10,110	$(28,964)

Earnings (loss) per share – basic:
From continuing operations	$0.21	$(0.90)	$0.29	$(1.43)
From discontinued operations	—	0.00	—	0.61

Earnings (loss) per share – basic	$0.21	$(0.90)	$0.29	$(0.82)

Earnings (loss) per share diluted:
From continuing operations	$0.21	$(0.90)	$0.29	$(1.43)
From discontinued operations	—	0.00	—	0.61

Earnings (loss) per share – diluted	$0.21	$(0.90)	$0.29	$(0.82)

Weighted average shares outstanding – basic	33,754	36,712	34,073	35,665

Weighted average shares outstanding – diluted	33,859	36,712	34,172	35,665

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,064	$1,381
Trade receivables, net of allowances of $2,266 and $2,153, respectively	164,713	151,570
Income tax refund receivable	5,197	1,750
Deferred tax assets, net	7,985	9,494
Prepaid expenses and other current assets	11,145	7,364

Total current assets	190,104	171,559
Fixed assets, net	36,061	34,883
Other assets, net	29,571	28,038
Deferred tax assets, net	20,668	21,523
Intangible assets, net	5,355	5,736
Goodwill	63,410	63,410

Total assets	$345,169	$325,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$31,074	$36,205
Accrued payroll costs	52,565	50,063
Other current liabilities	11,678	11,564
Income taxes payable	173	1,042

Total current liabilities	95,490	98,874
Long-term debt – credit facility	50,113	21,000
Long-term debt – other	1,595	1,144
Other long-term liabilities	37,545	34,285

Total liabilities	184,743	155,303

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,908 and 68,531 issued, respectively	689	685
Additional paid-in capital	401,709	400,688
Accumulated other comprehensive loss	(2,645)	(2,713)
Retained earnings	50,245	40,203
Treasury stock, at cost; 35,388 and 33,980 shares, respectively	(289,572)	(269,017)

Total stockholders’ equity	160,426	169,846

Total liabilities and stockholders’ equity	$345,169	$325,149

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended June 30, 2013
Common stock – shares:
Shares at beginning of period	68,531
Issuance of restricted stock, net of forfeitures	349
Exercise of stock options	28

Shares at end of period	68,908

Common stock – par value:
Balance at beginning of period	$685
Issuance of restricted stock, net of forfeitures	4
Exercise of stock options	—

Balance at end of period	$689

Additional paid-in capital:
Balance at beginning of period	$400,688
Issuance of restricted stock, net of forfeitures	(4)
Exercise of stock options	237
Income tax benefit from stock-based compensation	48
Employee stock purchase plan	139
Stock-based compensation expense	601

Balance at end of period	$401,709

Accumulated other comprehensive loss:
Balance at beginning of period	$(2,713)
Pension and postretirement plans, net of tax	68

Balance at end of period	$(2,645)

Retained earnings:
Balance at beginning of period	$40,203
Net income	10,042

Balance at end of period	$50,245

Treasury stock – shares:
Shares at beginning of period	33,980
Repurchases of common stock	1,429
Employee stock purchase plan	(21)

Shares at end of period	35,388

Treasury stock – cost:
Balance at beginning of period	$(269,017)
Repurchases of common stock	(20,722)
Employee stock purchase plan	167

Balance at end of period	$(289,572)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$10,042	$(29,091)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain on sale of discontinued operations	—	(36,624)
Goodwill impairment	—	65,300
Deferred income tax provision, net	2,321	(17,349)
Depreciation and amortization	4,859	5,832
Stock-based compensation	601	25,649
Provision for bad debts on accounts receivable and other accounts receivable reserves	535	2,124
Pension and postretirement benefit plans expense	1,878	2,266
Deferred compensation liability increase, net	1,445	1,126
Tax benefit attributable to stock-based compensation	48	1,809
Excess tax benefit attributable to stock-based compensation	(25)	(1,789)
Gain on cash surrender value of Company-owned life insurance policies	(1,482)	(690)
Other	82	86
(Increase) decrease in operating assets:
Trade receivables, net	(13,678)	(23,804)
Income tax receivable	(3,447)	145
Prepaid expenses and other current assets	(3,781)	(4,532)
Other assets, net	86	49
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(2,718)	15,708
Accrued payroll costs	2,807	2,362
Income taxes payable	(870)	622
Other long-term liabilities	51	(1,493)

Cash (used in) provided by operating activities	(1,246)	7,706

Cash flows from investing activities:
Capital expenditures	(4,215)	(2,868)
Proceeds from disposition of business	—	48,326
Proceeds from the sale of assets held within the Rabbi Trust	1,596	734
Purchase of assets held within the Rabbi Trust	(1,864)	(1,088)

Cash (used in) provided by investing activities	(4,483)	45,104

Cash flows from financing activities:
Proceeds from bank line of credit	282,485	216,864
Payments on bank line of credit	(253,372)	(255,398)
Short-term vendor financing	39	908
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	237	148
Excess tax benefit attributable to stock-based compensation	25	1,789
Repurchases of common stock	(23,219)	(16,300)
Payments of capital expenditure financing	(783)	(948)

Cash provided by (used in) financing activities	5,412	(52,937)

Decrease in cash and cash equivalents	(317)	(127)

Cash and cash equivalents at beginning of period	1,381	939

Cash and cash equivalents at end of period	$1,064	$812

Supplemental Cash Flow Information:
Cash paid (received) during the period for:
Income taxes, net	$8,648	$2,698
Interest, net	$323	$263
Non-Cash Transaction Information:
Employee stock purchase plan	$306	$379
Equipment acquired under capital leases	$1,396	$265
Capital expenditures not yet paid	$—	$345
Shares tendered in payment of the exercise price of stock options	$—	$161

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 61 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations constituted approximately 2% of net service revenues for both the six months ended June 30, 2013 and 2012 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2013, our results of operations for the three and six months ended June 30, 2013 and our cash flows for the six months ended June 30, 2013. The condensed consolidated balance sheet as of December 31, 2012 was derived from our audited consolidated balance sheet as of December 31, 2012, as presented in our 2012 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$6,948	$(33,182)	$10,042	$(50,909)
Income from discontinued operations, net of tax	—	15	—	21,818

Net income (loss)	$6,948	$(33,167)	$10,042	$(29,091)

Denominator:
Weighted average shares outstanding – basic	33,754	36,712	34,073	35,665
Common stock equivalents	105	—	99	—

Weighted average shares outstanding – diluted	33,859	36,712	34,172	35,665

Earnings (loss) per share – basic:
From continuing operations	$0.21	$(0.90)	$0.29	$(1.43)
From discontinued operations	—	0.00	—	0.61

Earnings (loss) per share – basic	$0.21	$(0.90)	$0.29	$(0.82)

Earnings (loss) per share – diluted:
From continuing operations	$0.21	$(0.90)	$0.29	$(1.43)
From discontinued operations	—	0.00	—	0.61

Earnings (loss) per share – diluted	$0.21	$(0.90)	$0.29	$(0.82)

For both the three months and six months ended June 30, 2013, there were no shares of common stock excluded from the computation of dilutive earnings (loss) per share because their inclusion would have had an anti-dilutive effect on earnings per share. Given that Kforce had a loss from continuing operations for the three and six months ended June 30, 2012, the calculations of diluted earnings (loss) per share from continuing operations, discontinued operations and net (loss) income is computed using basic weighted average common shares outstanding.

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

In connection with the closing of the sale, Kforce entered into a Transition Services Agreement (“TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 18 months from the Closing Date. Services provided by Kforce under the TSA had ceased during the three months ended June 30, 2013. The fees for a significant majority of the services under the TSA were generally equivalent to Kforce’s cost.

In accordance with the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $375 although this deductible does not apply to certain losses. Kforce’s obligations under the indemnification provisions of the SPA, with the exception of certain items, cease 18 months from the Closing Date and are limited to an aggregate of $5,000 although this cap does not apply to certain losses. While it cannot be certain, Kforce believes any exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of June 30, 2013.

The financial results of KCR have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). The following summarizes the results from discontinued operations for the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Net service revenues	$—	$29,649
Direct costs of services and operating expenses	(36)	26,408

	36	3,241
Gain on sale of discontinued operations	—	36,624

Income from discontinued operations, before income taxes	36	39,865
Income tax expense	21	18,047

Income from discontinued operations, net of income taxes	$15	$21,818

Additionally, in connection with the servicing of the TSA, as of December 31, 2012, approximately $2,658 was due to the Purchaser from Kforce and is classified within accounts payable and other accrued liabilities in the unaudited condensed consolidated balance sheet. Services under the TSA had ceased during the three months ended June 30, 2013.

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

Note C – Commitments and Contingencies

Litigation

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the California court during the three months ended June 30, 2011 in the amount of $2,526, which was recorded within accounts payable and other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2012. The full settlement was paid by Kforce to the independent third-party settlement administrator during the three months ended June 30, 2013.

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California. The complaint alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with current and potential clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. At this stage of the litigation, it is not feasible to predict the outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided for in Kforce’s Financial Statements. Kforce believes it has meritorious defenses to the allegations and intends to vigorously defend the matter.

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

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2013 would be approximately $41,725 if all of the employees under contract were terminated without good cause by the employer or if the employees resigned for good reason following a change in control. Kforce’s liability at June 30, 2013 would be approximately $11,832 if all of the employees under contract were terminated by Kforce without good cause or if the employees resigned for good reason in the absence of a change of control.

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

As discussed within Note B “Discontinued Operations,” the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. During the three and six months ended June 30, 2012, Kforce recognized total compensation expense related to the ALTI of $0 and $9,805, respectively, which approximated the grant date fair value. There was no compensation expense related to the ALTI recognized during the three or six months ended June 30, 2013.

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

The net periodic benefit cost recognized for the three and six months ended June 30, 2013 and 2012 was based upon the actuarial valuation at the beginning of the respective fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2012 and 2011, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 6.0% and 7.4%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of both December 31, 2012 and 2011 was 3.0 % and 5.0%, respectively, and was based on historical compensation increases as well as future expectations. Kforce applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the three and six months ended June 30, 2013, net periodic benefit cost was $34 and $70, respectively. For the three and six months ended June 30, 2012, net periodic benefit cost was $96 and $190, respectively.

As of June 30, 2013 and December 31, 2012, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,217 and $1,187, respectively, which is classified in other long-term liabilities.

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

The following represents the components of net periodic benefit cost for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$545	$521	$1,090	$1,043
Interest cost	117	140	234	280
Amortization of actuarial loss	29	42	58	82

Net periodic benefit cost	$691	$703	$1,382	$1,405

The net periodic benefit cost recognized for the three and six months ended June 30, 2013 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2012. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2013. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2013.

The Firm previously announced the retirement of a participant in the SERP. The Firm anticipates making a lump-sum payment to the participant on or about December 1, 2013 due to the participant’s separation from service on June 1, 2013. Accordingly, the current portion of the present value of the projected benefit obligation of $10,682 as of June 30, 2013 and December 31, 2012, is recorded in other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The long-term portion of the present value of the projected benefit obligation as of June 30, 2013 and December 31, 2012 is $10,300 and $8,976, respectively, and is recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. During the six months ended June 30, 2013, there have been no payments made under the SERP.

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

The following represents the components of net periodic postretirement benefit cost for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$173	$230	$345	$460
Interest cost	33	37	67	75
Amortization of actuarial loss	26	69	51	136

Net periodic benefit cost	$232	$336	$463	$671

The net periodic post-retirement benefit cost recognized for the three and six months ended June 30, 2013 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2012.

The long-term portion of the accumulated postretirement benefit obligation as of June 30, 2013 and December 31, 2012 is $3,966 and $3,554, respectively, and is recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. During the six months ending June 30, 2013, there have been no payments made under the SERHP.

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

The underlying investments within Kforce’s deferred compensation plans have included money market funds and bond mutual funds. The assets previously invested in bond mutual funds as of December 31, 2012 are now held in a money market fund as of June 30, 2013. Assets held within the money market funds and bond mutual funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets during the six months ended June 30, 2013. Kforce’s measurements at fair value as of June 30, 2013 and December 31, 2012 were as follows:

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2013:
Recurring basis:
Money market funds	$2,549	$2,549	$—	$—
Credit Facility (1)	$(50,113)	$—	$(50,113)	$—

As of December 31, 2012:
Recurring basis:
Bond mutual funds	$4,124	$4,124	$—	$—
Credit Facility (1)	$(21,000)	$—	$(21,000)	$—

(1)	The estimated fair value of our Credit Facility is determined using a discounted cash flow analysis, considered a level 2 input.

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

Stock Options

The following table presents stock option activity during the six months ended June 30, 2013:

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2012	154	93	247	$10.87
Exercised	(18)	(10)	(28)	$8.43	$186
Forfeited/Cancelled	—	—	—	$—

Outstanding and Exercisable as of June 30, 2013	136	83	219	$11.19

No compensation expense was recorded during the three or six months ended June 30, 2013 or 2012. As of June 30, 2013, there was no unrecognized compensation cost related to non-vested options.

Restricted Stock and Performance-Accelerated Restricted Stock

RS and PARS are periodically granted to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the six months ended June 30, 2013 will vest over a period of two to five years, with equal vesting annually. There were no PARS outstanding as of June 30, 2013 or December 31, 2012 and there have been no PARS granted subsequent to the acceleration of substantially all equity awards on March 31, 2012, as discussed below.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the RS activity for the six months ended June 30, 2013:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	38	$12.11
Granted	348	$14.59

Outstanding as of June 30, 2013	386	$14.35

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the RS, effective March 31, 2012. As a result, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $1,994 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to RS of $326 and $601 during the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, Kforce recognized total compensation expense related to RS of $0 and $2,808, respectively. As of June 30, 2013, total unrecognized compensation expense related to RS was $4,816, which will be recognized over a weighted average remaining period of 4.1 years.

During the three and six months ended June 30, 2012, Kforce recognized total compensation expense related to PARS of $0 and $23,344, respectively.

Note G – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the six months ended June 30, 2013:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2012	$63,410	$5,736	$69,146
Amortization of intangible assets	—	(386)	(386)
Other	—	5	5

Balance as of June 30, 2013	$63,410	$5,355	$68,765

As of June 30, 2013 and December 31, 2012, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of customer relationships and trademarks. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of June 30, 2013 and December 31, 2012. All of the other intangible assets, net represented less than 5% of total assets.

As of June 30, 2013 and December 31, 2012, accumulated amortization for intangible assets was $24,826 and $24,440, respectively. The estimated remaining amortization expense is $361 for 2013, $634 for 2014, $634 for 2015, $457 for 2016 and $209 for 2017.

Kforce performed an interim goodwill impairment test for its GS reporting unit as of June 30, 2012, which resulted in Kforce recording an estimated impairment charge of $65,300 and a related tax benefit of $23,265 during the three months ended June 30, 2012. During the three months ended June 30, 2013, Kforce considered factors, including economic developments and the overall macro-economic environment, and determined that no trigging events necessitated an interim review of the carrying value of our goodwill or that of any of our reporting units. As a result, there were no goodwill impairment charges recorded during the three months ended June 30, 2013. Kforce will perform its annual review of goodwill during the fourth quarter of 2013.

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

Historically, and for the three and six months ended June 30, 2013, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States.

As described in Note B “Discontinued Operations,” all revenues and gross profit associated with KCR have been recorded within income from discontinued operations, net of tax, in the unaudited condensed consolidated statement of operations and comprehensive income (loss). The following table provides information concerning the continuing operations of our segments for the three and six months ended June 30, 2013 and 2012:

	Tech	FA	HIM	GS	Total
Three Months Ended June 30:
2013
Net service revenues:
Flexible billings	$175,213	$52,954	$18,921	$23,297	$270,385
Search fees	5,356	7,900	48	—	13,304

Total net service revenues	$180,569	$60,854	$18,969	$23,297	$283,689

Gross profit	$54,095	$24,251	$6,252	$8,249	$92,847
2012
Net service revenues:
Flexible billings	$166,044	$53,562	$19,774	$21,545	$260,925
Search fees	5,695	7,305	204	—	13,204

Total net service revenues	$171,739	$60,867	$19,978	$21,545	$274,129

Gross profit	$51,944	$23,933	$7,419	$6,470	$89,766

Six Months Ended June 30:
2013
Net service revenues:
Flexible billings	$338,053	$102,815	$37,465	$46,127	$524,460
Search fees	10,151	14,565	140	—	24,856

Total net service revenues	$348,204	$117,380	$37,605	$46,127	$549,316

Gross profit	$102,894	$45,544	$12,232	$15,513	$176,183
2012
Net service revenues:
Flexible billings	$326,438	$108,200	$39,096	$44,533	$518,267
Search fees	10,956	12,923	333	—	24,212

Total net service revenues	$337,394	$121,123	$39,429	$44,533	$542,479

Gross profit	$97,744	$45,435	$13,913	$13,499	$170,591

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with “Item 1. Financial Statements” of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2013.

•

Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•

Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the six months ended June 30, 2013 and 2012, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. See Note B – “Discontinued Operations” to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 include activity relating to KCR as a discontinued operation. Except as specifically noted, our discussions below exclude any activity related to KCR, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and for the six months ended June 30, 2013, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the six months ended June 30, 2013 increased 1.3% to $549.3 million from $542.5 million in the comparable period in 2012.

•	Flex revenues for the six months ended June 30, 2013 increased 1.2% to $524.5 million from $518.3 million in the comparable period in 2012.

•	Search revenues for the six months ended June 30, 2013 increased 2.7% to $24.9 million from $24.2 million in the comparable period in 2012.

•

Flex gross profit margin for the six months ended June 30, 2013 increased 70 basis points to 28.9% from 28.2% in the comparable period in 2012. Flex gross profit margin for the three months ended June 30, 2013 increased 110 basis points to 29.4% on a sequential basis, primarily as a result of lower statutory payroll taxes.

•

Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the six months ended June 30, 2013 decreased to 28.1% from 33.1% in the comparable period in 2012. This decrease was primarily a result of the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes that was recorded during the first quarter of 2012. The decrease was partially offset by an increase in compensation related expenses related to the significant increase in revenue responsible headcount during the fourth quarter of 2012 and first quarter of 2013.

•

Net income of $10.0 million for the six months ended June 30, 2013 increased $39.1 million from a net loss of $29.1 million in the comparable period in 2012. The results for the six months ended June 30, 2012, include an after-tax goodwill impairment charge of $42.0 million.

•

Earnings per share from continuing operations for the six months ended June 30, 2013 increased to $0.29 from a loss per share of $1.43 in the comparable period in 2012, which was primarily driven by the equity and ALTI awards acceleration and goodwill impairment charge referred to above.

•	During the six months ended June 30, 2013, Kforce repurchased 1.4 million shares of common stock at a total cost of approximately $20.7 million.

•

The total amount outstanding under the Credit Facility increased to $50.1 million as of June 30, 2013 as compared to $21.0 million as of December 31, 2012, which was primarily related to the repurchase of common stock.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2013 and 2012

Net service revenues for the three and six months ended June 30, 2013 were $283.7 million and $549.3 million, respectively, which represents an increase of 3.5% and 1.3%, respectively, over the comparable periods in 2012. These increases were primarily due to our Tech segment (which represents approximately 63% of our total net service revenues) and our GS segment (which represents approximately 8% of our net service revenues), both of which had year-over-year increases in net service revenues for the three months ended June 30, 2013 of 5.1% and 8.1%, respectively, and 3.2% and 3.6% for the six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2013, net service revenues for FA remained flat and decreased 3.1%, respectively, while net service revenues for our HIM segment decreased 5.1% and 4.6%, respectively, over the comparable periods in 2012. Additionally, Search revenues increased 0.8% and 2.7% for the three and six months ended June 30, 2013, respectively, over the compared periods in 2012.

Flex gross profit margin increased 10 basis points to 29.4% for the three months ended June 30, 2013 as compared to 29.3% for the comparable period in 2012, and increased 70 basis points to 28.9% for the six months ended June 30, 2013 as compared to 28.2% for the comparable period in 2012. Flex gross profit margin increased sequentially 110 basis points in the three months ended June 30, 2013. This increase was primarily a result of lower statutory payroll taxes. SG&A expenses as a percentage of net service revenues were 27.7% and 28.1% for the three and six months ended June 30, 2013, respectively, as compared to 26.1% and 33.1% for the three and six months ended June 30, 2012, respectively. The decrease in SG&A expenses as a percentage of net service revenues during the six months ended June 30, 2013 was primarily the result of the acceleration of substantially all of the outstanding and unvested PARS, RS and ALTI awards on March 31, 2012, which resulted in the recognition of incremental compensation expense of $31.3 million, including payroll taxes. The decrease was partially offset by an increase in compensation related expenses related to the significant increase in revenue responsible headcount during the fourth quarter of 2012 and first quarter of 2013.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to improve during 2013 on a sequential basis based on data published by the Bureau of Labor Statistics (“BLS”). The penetration rate (the percentage of temporary staffing to total employment) in June 2013 was at 1.97% up slightly from 1.94% in March 2013. Economic forecasters estimate that the penetration rate could surpass the prior peak of 2.03% reached in April 2000 sometime during this economic cycle. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 7.6% as of June 2013, non-farm payroll expanded by 195,000 jobs in June 2013, which was materially better than expected by consensus estimates. Also, the college-level unemployment rate, which serves as a proxy for professional employment and is more closely aligned with Kforce’s business strategy and candidate profile, was at 3.9% as of June 30, 2013. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) adding revenue responsible headcount to capitalize on targeted growth opportunities; (ii) further developing and optimizing our National Recruiting Center (“NRC”) and Strategic Accounts (“SA”) teams in support of our field operations; (iii) restructuring both our back office and field operations under our Shared Services program, which focuses on process improvement, centralization, technology infrastructure and outsourcing; (iv) divesting KCR in March 2012 (in an attempt to enhance Kforce’s focus on our core service offerings); (v) upgrading our corporate systems (primarily our front-end systems) with a focus on AMP!, ICE, job order prioritization and the development of mobile applications and (vi) making other technology investments designed to increase the performance of our corporate and field associates. We believe that these investments have increased our operating efficiency, enabling us to be more responsive to our clients and have provided a better operating platform to support our expected future growth. We believe our field operations model, which allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines, as well as our centralized back office operations, are competitive advantages and keys to our future growth and profitability. We also believe that our diversified portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Service Revenues by Segment:
Tech	63.7%	62.6%	63.4%	62.2%
FA	21.4	22.2	21.4	22.3
HIM	6.7	7.3	6.8	7.3
GS	8.2	7.9	8.4	8.2

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Type:
Flex	95.3%	95.2%	95.5%	95.5%
Search	4.7	4.8	4.5	4.5

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	32.7%	32.7%	32.1%	31.4%
Selling, general and administrative expenses	27.7%	26.1%	28.1%	33.1%
Goodwill impairment	—	23.8%	—	12.0%
Depreciation and amortization	0.9%	1.0%	0.9%	1.1%
Income (loss) from continuing operations before income taxes	4.1%	(18.3)%	3.0%	(14.9)%
Income (loss) from continuing operations	2.4%	(12.1)%	1.8%	(9.4)%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech
Flex	$175,213	5.5%	$166,044	$338,053	3.6%	$326,438
Search	5,356	(6.0)%	5,695	10,151	(7.3)%	10,956

Total Tech	$180,569	5.1%	$171,739	$348,204	3.2%	$337,394

FA
Flex	$52,954	(1.1)%	$53,562	$102,815	(5.0)%	$108,200
Search	7,900	8.1%	7,305	14,565	12.7%	12,923

Total FA	$60,854	0.0%	$60,867	$117,380	(3.1)%	$121,123

HIM
Flex	$18,921	(4.3)%	$19,774	$37,465	(4.2)%	$39,096
Search	48	(76.5)%	204	140	(58.0)%	333

Total HIM	$18,969	(5.1)%	$19,978	$37,605	(4.6)%	$39,429

GS
Flex	$23,297	8.1%	$21,545	$46,127	3.6%	$44,533
Search	—	—	—	—	—	—

Total GS	$23,297	8.1%	$21,545	$46,127	3.6%	$44,533

Total Flex	$270,385	3.6%	$260,925	$524,460	1.2%	$518,267
Total Search	13,304	0.8%	13,204	24,856	2.7%	24,212

Total Revenues	$283,689	3.5%	$274,129	$549,316	1.3%	$542,479

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For both the three months ended June 30, 2013 and 2012, there were 64 billing days.

Flex revenues for our largest segment, Tech, experienced growth during the three and six months ended June 30, 2013 of 5.5% and 3.6%, respectively, as compared to the same periods in 2012. On a sequential basis, Tech experienced an increase in Flex revenues of 7.6%. A report published by Staffing Industry Analysts (“SIA”) provided an expectation that temporary technology staffing could experience growth of 8% for 2013 due in part to a shift by consumers of technology staffing services away from independent contractors and into temporary staffing primarily due to increased employment compliance risk. In addition to this shift of hiring to a temporary staffing model, there are notable skill shortages in certain technology skill sets, which we believe will result in strong future growth in our Tech segment. We continue to believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. Additionally, our revenue responsible Tech headcount is up 24.8% when comparing the second quarter of 2013 to the comparable period in 2012 in an effort to take advantage of this expected growth. Kforce’s operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our SA. We expect to see continued growth in 2013 within our Tech segment.

Our FA segment experienced a decrease in Flex revenues of 1.1% and 5.0% during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In its April 2013 update, SIA revised its finance and accounting 2013 growth projections from 7% to 5%. Management believes that the investments made in revenue responsible headcount within FA staffing in the third and fourth quarters of 2012 will positively impact revenues in the second half of 2013 due to improvements in associate productivity that typically come with tenure.

Flex revenues for HIM decreased 4.3% and 4.2% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The decrease is partially attributable to a few large projects that were ongoing during the first half of 2012 that were completed in the second half of 2012. The declines were partially offset by revenues generated from requirements and deadlines related to International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”). The required implementation date for ICD-10 is October 1, 2014. Management expects Flex revenues in HIM to be stable to improving for the remainder of 2013.

Our GS segment experienced an increase of 8.1% and 3.6% in Flex revenues for the three and six months ended June 30, 2013, respectively, as compared to the comparable periods in 2012. The increases primarily relate to the expansion of revenues under a contract with GS’s largest customer, which was awarded during the first quarter of 2012. While we cannot predict the outcome of the widening federal deficits and past, current and future efforts to reduce federal spending, including through sequestration cuts that went into effect on March 1, 2013, and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment, we still expect to see growth within our GS segment for the remainder of 2013.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in 000’s)	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	2,688	6.2%	2,532	5,205	4.3%	4,991
FA	1,628	2.7	1,585	3,126	(2.3)	3,201
HIM	282	(4.1)	294	555	(5.6)	588

Total hours	4,598	4.2%	4,411	8,886	1.2%	8,780

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
(in $000’s)	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	$1,543	(28.2)%	$2,149	$3,063	(16.9)%	$3,688
FA	100	(31.5)	146	242	(13.9)	281
HIM	1,340	(16.3)	1,601	2,796	(17.2)	3,378
GS	59	(71.1)	204	167	(34.8)	256

Total billable expenses	$3,042	(25.8)%	$4,100	$6,268	(17.6)%	$7,603

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues increased 0.8% and 2.7% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 and increased 15.2% sequentially. We expect Search revenues to remain flat for the remainder of 2013 when compared to the same period in 2012.

Total placements for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	336	(5.1)%	354	646	(6.5)%	691
FA	600	1.2	593	1,149	11.1	1,034
HIM	4	(55.6)	9	10	(66.7)	30

Total placements	940	(1.7)%	956	1,805	2.8%	1,755

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	$15,955	(0.8)%	$16,076	$15,723	(0.8)%	$15,856
FA	13,156	6.7	12,330	12,668	1.3	12,503
HIM	12,126	(46.7)	22,739	14,068	26.7	11,106

Total average placement fee	$14,151	2.4%	$13,817	$13,768	(0.2)%	$13,799

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	30.0%	(0.7)%	30.2%	29.5%	1.7%	29.0%
FA	39.9%	1.5	39.3%	38.8%	3.5	37.5%
HIM	33.0%	(11.1)	37.1%	32.5%	(7.9)	35.3%
GS	35.4%	18.0	30.0%	33.6%	10.9	30.3%

Total gross profit percentage	32.7%	0.0%	32.7%	32.1%	2.2%	31.4%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit for the three months ended June 30, 2013, compared to the same period in 2012, was $0.1 million, composed of a $0.2 million decrease in volume and a $0.3 million increase in rate. The increase in Search gross profit for the six months ended June 30, 2013, compared to the same period in 2012, was $0.6 million, composed of a $0.7 million increase in volume and a $0.1 million decrease in rate. The sequential net increase in Search gross profit was $1.8 million, composed of a $1.1 million increase in volume and a $0.7 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	27.8%	(0.4)%	27.9%	27.4%	3.0%	26.6%
FA	30.9%	(0.3)	31.0%	30.1%	0.3	30.0%
HIM	32.8%	(10.1)	36.5%	32.3%	(6.9)	34.7%
GS	35.4%	18.0	30.0%	33.6%	10.9	30.3%

Total Flex gross profit percentage	29.4%	0.3%	29.3%	28.9%	2.5%	28.2%

The increase in Flex gross profit for the three months ended June 30, 2013, compared to the same period in 2012, was $3.0 million, composed of a $2.8 million increase in volume and a $0.2 million increase in rate. The net increase in Flex gross profit for the six months ended June 30, 2013, compared to the same period in 2012, was $4.9 million, composed of a $1.7 million increase in volume and a $3.2 million increase in rate. The sequential net increase in Flex gross profit was $7.8 million, composed of a $4.6 million increase in volume and a $3.2 million increase in rate.

During the three and six months ended June 30, 2013, Flex gross profit percentage experienced an increase of 10 basis points and 70 basis points, respectively, as compared to the same periods in 2012. The increase during the six months ended June 30, 2013, was primarily driven by the improvement in the spread between our bill rates and pay rates predominately within our Tech and GS segments. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will be stable for the remainder of 2013 as compared to 2012 as we balance improvement in the spread between our bill rates and pay rates with capturing market demand.

Selling, General and Administrative Expenses (“SG&A”). For both the three and six months ended June 30, 2013, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A was 84.3% as compared to 84.4% and 87.4% for the three and six months ended June 30, 2012, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30:

(in $000’s)	2013	% of Revenues	2012	% of Revenues
Three Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$66,217	23.3%	$60,253	22.0%
Other	12,286	4.4	11,161	4.1

Total SG&A	$78,503	27.7%	$71,414	26.1%

Six Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$130,000	23.7%	$156,819	28.9%
Other	24,196	4.4	22,710	4.2

Total SG&A	$154,196	28.1%	$179,529	33.1%

SG&A as a percentage of net service revenues increased 160 and decreased 500 basis points for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

For the three months ended June 30, 2013, the net increase was primarily attributable to the following:

•

Increase in compensation and benefits of 0.8% of net service revenues and increase an in commission expense of 0.6% of net service revenues, both of which were primarily attributable to the costs of hiring, developing and mentoring the significant revenue responsible headcount additions in the fourth quarter of 2012 and first quarter of 2013.

For the six months ended June 30, 2013, the net decrease was primarily attributable to the following:

•

Decrease in compensation and benefits cost of 5.9% of net service revenues, which was primarily related to the discretionary acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012. This resulted in incremental compensation expense of $31.3 million, including payroll taxes, that was recorded during the first quarter of 2012. This decrease was partially offset by the impact of the revenue responsible headcount additions in the fourth quarter of 2012 and first quarter of 2013.

•

Decrease in bad debt expense of 0.3% of net service revenues, which was primarily attributable to a decreased level of write-offs during 2013 as compared to 2012 combined with a continued positive trend in collections.

•

A partial offset due to an increase in commission expense of 0.7% of net service revenues, which was primarily attributable to the costs of hiring, developing and mentoring the significant revenue responsible headcount additions in the fourth quarter of 2012 and first quarter of 2013.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Fixed asset depreciation	$1,056	20.3%	$878	$2,049	16.7%	$1,756
Capital lease asset depreciation	428	0.5	426	848	0.7	842
Capitalized software amortization	785	(40.9)	1,328	1,576	(41.2)	2,678
Intangible asset amortization	193	(21.2)	245	386	(20.1)	483

Total depreciation and amortization	$2,462	(14.4)%	$2,877	$4,859	(15.6)%	$5,759

The $0.5 million and $1.1 million decrease in capitalized software amortization during the three and six months ended June 30, 2013 compared to the same periods in 2012 is the result of certain software becoming fully depreciated during the second half of 2012.

Other Expense, Net. Other expense, net was $0.2 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. Other expense, net consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense (Benefit). Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income taxes (our “effective rate”) for the six months ended June 30, 2013 and 2012 was 39.7% and (36.9)%, respectively. The change in Kforce’s effective rate for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily a result of the partially non-deductible goodwill impairment charge recognized in the quarter ended June 30, 2012.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations includes the consolidated income and expenses of KCR. During the three months ended March 31, 2012, Kforce completed the sale of KCR resulting in a pre-tax gain of $36.6 million. Included in the determination of the pre-tax gain is approximately $5.5 million of goodwill for KCR and transaction expenses totaling approximately $2.2 million, which primarily included commissions, legal fees and transaction bonuses. Income tax expense as a percentage of income from discontinued operations, before income taxes, for the six months ended June 30, 2012 was 45.3%.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined by Kforce as net income before discontinued operations, non-cash goodwill impairment charges, interest, income taxes, depreciation and amortization and acceleration and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	Per Share	2012	Per Share	2013	Per Share	2012	Per Share
Net income (loss)	$6,948	$0.21	$(33,167)	$(0.90)	$10,042	$0.29	$(29,091)	$(0.82)
Income from discontinued operations, net of taxes	—	—	15	0.00	—	—	21,818	0.61

Income (loss) from continuing operations	6,948	0.21	(33,182)	(0.90)	10,042	0.29	(50,909)	(1.43)
Depreciation and amortization	2,462	0.07	2,877	0.08	4,859	0.14	5,759	0.16
Goodwill impairment	—	—	65,300	1.77	—	—	65,300	1.83
Acceleration of RS and PARS	—	—	—	—	—	—	22,158	0.62
Amortization of RS and PARS	326	0.01	—	—	601	0.02	3,439	0.09
Interest expense and other	290	0.01	238	0.01	533	0.02	576	0.01
Income tax (benefit) expense	4,729	0.14	(16,908)	(0.46)	6,625	0.19	(29,745)	(0.83)

Adjusted EBITDA	$14,755	$0.44	$18,325	$0.50	$22,660	$0.66	$16,578	$0.45

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At June 30, 2013, Kforce had $94.6 million in working capital compared to $72.7 million at December 31, 2012. Kforce’s current ratio (current assets divided by current liabilities) was 2.0 at June 30, 2013 compared to 1.7 at December 31, 2012.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) repurchasing our common stock; (iii) making strategic acquisitions; and (iv) investing in our infrastructure to allow sustainable growth via capital expenditures.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30:

	2013	2012
Cash provided by (used in):
Operating activities	$(1,246)	$7,706
Investing activities	(4,483)	45,104
Financing activities	5,412	(52,937)

Decrease in cash and cash equivalents	$(317)	$(127)

Discontinued Operations

As was previously discussed, Kforce sold KCR on March 31, 2012. The accompanying unaudited condensed consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the six months ended June 30, 2012, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation as well as the gain on the sale of discontinued operations and the goodwill impairment charge. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the six months ended June 30, 2013 and 2012 were $4.2 and 2.9 million, respectively, which exclude equipment acquired under capital leases. Additionally, proceeds from the divestiture of KCR of $48.3 million, net of transaction costs, were included in investing activities during the six months ended June 30, 2012.

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

Financing Activities

During the six months ended June 30, 2013, open market repurchases of common stock were approximately $23.2 million, which was comprised of approximately $20.7 million in common stock repurchases during the six months ended June 30, 2013 and the settlement of approximately $2.5 million of common stock repurchases from the fourth quarter of 2012.

Credit Facility

The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. As of June 30, 2013, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of June 30, 2013, there was $50.1 million outstanding and $36.3 million was available under the Credit Facility. During the three months ended June 30, 2013, maximum outstanding borrowings under the Credit Facility were $52.3 million. As of July 29, 2013, there was $43.4 million outstanding and $43.5 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At June 30, 2013, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.4 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2012, $39.9 million of the Board-authorized common stock repurchase program remained available for future repurchases. On February 1, 2013, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $50.0 million (exclusive of any previously unused authorizations). As a result, $89.9 million remained available for future repurchases as of February 1, 2013. During the six months ended June 30, 2013, Kforce repurchased approximately 1.4 million shares of common stock at a total cost of approximately $20.7 million. As of June 30, 2013, $69.1 million remains available for future repurchases.

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

As of June 30, 2013, we had $50.1 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.7% at June 30, 2013. A hypothetical 10% increase in interest rates in effect at June 30, 2013 would have the effect of increasing annualized interest expense on borrowings outstanding as of June 30, 2013 by $0.1 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the six months ended June 30, 2013, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2013, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

As disclosed in our previous filings with the SEC, Kforce was a defendant in a California class action lawsuit alleging misclassification of California Account Managers and seeking unspecified damages. The tentative settlement referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 was approved by the California court during the three months ended June 30, 2011 in the amount of $2.5 million, which was recorded within accounts payable and other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2012. The full settlement was paid by Kforce to the independent third-party settlement administrator during the three months ended June 30, 2013.

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California. The complaint alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with current and potential clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. At this stage of the litigation, it is not feasible to predict the outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided for in Kforce’s Financial Statements. Kforce believes it has meritorious defenses to the allegations and intends to vigorously defend the matter.

We are not aware of any new legal proceedings that are likely to have a material adverse impact on Kforce, or other material developments with respect to existing legal proceedings, that occurred during the six months ended June 30, 2013.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	—	$—	—	$83,912,120
May 1, 2013 to May 31, 2013	348,890	$13.80	348,890	$79,096,215
June 1, 2013 to June 30, 2013	670,184	$14.86	670,184	$69,140,348

Total	1,019,074	$14.50	1,019,074	$69,140,348

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL. (6)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed April 29, 2013.
(6)	The interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: July 31, 2013	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2013	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Vice President and Chief Accounting Officer
(Principal Accounting Officer)