Form 10-Q
period 2013-09-30
KFORCE INC
filed 2013-10-30
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2013, was 33,726,786.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2013

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net service revenues	$299,652	$270,161	$848,968	$812,640
Direct costs of services	202,340	181,399	575,473	553,287

Gross profit	97,312	88,762	273,495	259,353
Selling, general and administrative expenses	79,275	70,367	233,471	249,896
Goodwill impairment	—	—	—	65,300
Depreciation and amortization	2,536	2,659	7,395	8,418

Income (loss) from operations	15,501	15,736	32,629	(64,261)
Other expense, net	409	288	870	945

Income (loss) from continuing operations before income taxes	15,092	15,448	31,759	(65,206)
Income tax expense (benefit)	6,113	6,173	12,738	(23,572)

Income (loss) from continuing operations	8,979	9,275	19,021	(41,634)
(Loss) income from discontinued operations, net of taxes	—	(7)	—	21,811

Net income (loss)	8,979	9,268	19,021	(19,823)
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	33	84	101	211

Comprehensive income (loss)	$9,012	$9,352	$19,122	$(19,612)

Earnings (loss) per share – basic:
From continuing operations	$0.27	$0.26	$0.56	$(1.16)
From discontinued operations	—	0.00	—	0.61

Earnings (loss) per share – basic	$0.27	$0.26	$0.56	$(0.55)

Earnings (loss) per share diluted:
From continuing operations	$0.27	$0.26	$0.56	$(1.16)
From discontinued operations	—	0.00	—	0.61

Earnings (loss) per share – diluted	$0.27	$0.26	$0.56	$(0.55)

Weighted average shares outstanding – basic	32,985	36,204	33,705	36,026

Weighted average shares outstanding – diluted	33,130	36,243	33,820	36,026

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$803	$1,381
Trade receivables, net of allowances of $2,063 and $2,153, respectively	181,934	151,570
Income tax refund receivable	4,180	1,750
Deferred tax assets, net	8,462	9,494
Prepaid expenses and other current assets	10,095	7,364

Total current assets	205,474	171,559
Fixed assets, net	36,533	34,883
Other assets, net	30,686	28,038
Deferred tax assets, net	21,039	21,523
Intangible assets, net	5,160	5,736
Goodwill	63,410	63,410

Total assets	$362,302	$325,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$31,206	$36,205
Accrued payroll costs	56,436	50,063
Other current liabilities	11,796	11,564
Income taxes payable	3,456	1,042

Total current liabilities	102,894	98,874
Long-term debt – credit facility	53,411	21,000
Long-term debt – other	1,692	1,144
Other long-term liabilities	40,067	34,285

Total liabilities	198,064	155,303

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 68,912 and 68,531 issued, respectively	689	685
Additional paid-in capital	402,250	400,688
Accumulated other comprehensive loss	(2,612)	(2,713)
Retained earnings	59,224	40,203
Treasury stock, at cost; 35,722 and 33,980 shares, respectively	(295,313)	(269,017)

Total stockholders’ equity	164,238	169,846

Total liabilities and stockholders’ equity	$362,302	$325,149

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended September 30, 2013
Common stock – shares:
Shares at beginning of period	68,531
Issuance of restricted stock, net of forfeitures	343
Exercise of stock options	38

Shares at end of period	68,912

Common stock – par value:
Balance at beginning of period	$685
Issuance of restricted stock, net of forfeitures	4
Exercise of stock options	0

Balance at end of period	$689

Additional paid-in capital:
Balance at beginning of period	$400,688
Issuance of restricted stock, net of forfeitures	(4)
Exercise of stock options	321
Income tax benefit from stock-based compensation	105
Employee stock purchase plan	203
Stock-based compensation expense	937

Balance at end of period	$402,250

Accumulated other comprehensive loss:
Balance at beginning of period	$(2,713)
Pension and postretirement plans, net of tax	101

Balance at end of period	$(2,612)

Retained earnings:
Balance at beginning of period	$40,203
Net income	19,021

Balance at end of period	$59,224

Treasury stock – shares:
Shares at beginning of period	33,980
Repurchases of common stock	1,774
Employee stock purchase plan	(32)

Shares at end of period	35,722

Treasury stock – cost:
Balance at beginning of period	$(269,017)
Repurchases of common stock	(26,555)
Employee stock purchase plan	259

Balance at end of period	$(295,313)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:

Net income (loss)	$19,021	$(19,823)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Gain on sale of discontinued operations	—	(36,533)
Goodwill impairment	—	65,300
Deferred income tax provision, net	1,451	(16,578)
Depreciation and amortization	7,395	8,491
Stock-based compensation	937	25,687
Provision for bad debts on accounts receivable and other accounts receivable reserves	969	2,170
Pension and postretirement benefit plans expense	2,844	3,389
Deferred compensation liability increase, net	2,554	1,924
Tax benefit attributable to stock-based compensation	104	1,809
Excess tax benefit attributable to stock-based compensation	(42)	(1,789)
Gain on cash surrender value of Company-owned life insurance policies	(2,599)	(1,468)
Other	105	113
(Increase) decrease in operating assets:
Trade receivables, net	(31,334)	(13,396)
Income tax receivable	(2,430)	(28)
Prepaid expenses and other current assets	(2,731)	(2,742)
Other assets, net	139	128
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(2,413)	8,474
Accrued payroll costs	6,835	4,628
Income taxes payable	2,414	(54)
Other long-term liabilities	553	(1,859)

Cash provided by operating activities	3,772	27,843

Cash flows from investing activities:
Capital expenditures	(6,043)	(4,541)
Proceeds from disposition of business	—	55,561
Proceeds from the sale of assets held within the Rabbi Trust	1,845	1,388
Purchase of assets held within the Rabbi Trust	(2,611)	(984)
Other	17	—

Cash (used in) provided by investing activities	(6,792)	51,424

Cash flows from financing activities:
Proceeds from bank line of credit	433,122	220,973
Payments on bank line of credit	(400,711)	(270,499)
Short-term vendor financing	(150)	(376)
Proceeds from exercise of stock options, net of shares tendered in payment of the exercise price of stock options	321	148
Excess tax benefit attributable to stock-based compensation	42	1,789
Repurchases of common stock	(29,053)	(25,416)
Payments of capital expenditure financing	(1,129)	(1,407)

Cash provided by (used in) financing activities	2,442	(74,788)

(Decrease) increase in cash and cash equivalents	(578)	4,479

Cash and cash equivalents at beginning of period	1,381	939

Cash and cash equivalents at end of period	$803	$5,418

Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$11,290	$8,863
Interest, net	$558	$260

Non-Cash Transaction Information:
Employee stock purchase plan	$462	$503
Equipment acquired under capital leases	$1,957	$505
Shares tendered in payment of the exercise of stock options	$—	$161

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

Kforce operates through its corporate headquarters in Tampa, Florida and 61 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations constituted approximately 2% of net service revenues for both the nine months ended September 30, 2013 and 2012 and are included in our Tech segment. Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2013, our results of operations for the three and nine months ended September 30, 2013 and our cash flows for the nine months ended September 30, 2013. The condensed consolidated balance sheet as of December 31, 2012 was derived from our audited consolidated balance sheet as of December 31, 2012, as presented in our 2012 Annual Report on Form 10-K.

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

Earnings per Share

Basic earnings (loss) per share is computed as earnings divided by the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding exclude unvested shares of restricted stock (“RS”) and performance-accelerated restricted stock (“PARS”). Diluted earnings (loss) per common share is computed by dividing the earnings attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of RS and PARS using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations	$8,979	$9,275	$19,021	$(41,634)
Income (loss) from discontinued operations, net of tax	—	(7)	—	21,811

Net income (loss)	$8,979	$9,268	$19,021	$(19,823)

Denominator:
Weighted average shares outstanding – basic	32,985	36,204	33,705	36,026
Common stock equivalents	145	39	115	—

Weighted average shares outstanding – diluted	33,130	36,243	33,820	36,026

Earnings (loss) per share – basic:
From continuing operations	$0.27	$0.26	$0.56	$(1.16)
From discontinued operations	—	0.00	—	0.61

Earnings (loss) per share – basic	$0.27	$0.26	$0.56	$(0.55)

Earnings (loss) per share – diluted:
From continuing operations	$0.27	$0.26	$0.56	$(1.16)
From discontinued operations	—	0.00	—	0.61

Earnings (loss) per share – diluted	$0.27	$0.26	$0.56	$(0.55)

For both the three months and nine months ended September 30, 2013, there were no shares of common stock excluded from the computation of dilutive earnings (loss) per share because their inclusion would have had an anti-dilutive effect on earnings per share. For the three months ended September 30, 2012, there were 63 shares of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. Given that Kforce had a loss from continuing operations for nine months ended September 30, 2012, the calculations of diluted earnings (loss) per share from continuing operations, discontinued operations and net (loss) income is computed using basic weighted average common shares outstanding.

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

In connection with the closing of the sale, Kforce entered into a Transition Services Agreement (“TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 18 months from the Closing Date. Services provided by Kforce under the TSA ceased during the three months ended June 30, 2013. The fees for a significant majority of the services under the TSA were generally equivalent to Kforce’s cost.

In accordance with the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $375 although this deductible does not apply to certain losses. Kforce’s obligations under the indemnification provisions of the SPA, with the exception of certain items, cease 18 months from the Closing Date and are limited to an aggregate of $5,000 although this cap does not apply to certain losses. While it cannot be certain, Kforce believes any exposure under the indemnification provisions is remote, particularly given that the 18 month time period from the Closing Date for general indemnification claims has now passed, and, as a result, has not recorded a liability as of September 30, 2013.

The financial results of KCR have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss). The following summarizes the results from discontinued operations for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Net service revenues	$—	$29,649
Direct costs of services and operating expenses	(5)	26,330

	5	3,319
(Loss) gain on sale of discontinued operations	(18)	36,533

(Loss) income from discontinued operations, before income taxes	(13)	39,852
Income tax (benefit) expense	(6)	18,041

(Loss) income from discontinued operations, net of income taxes	$(7)	$21,811

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

Note C – Commitments and Contingencies

Litigation

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California. The Plaintiff alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with current and potential clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. On August 30, 2013, Kforce removed the matter to the U.S. District Court of the Central District of California, Case No. 8:13cv1356. At this stage of the litigation, it is not reasonable to estimate the outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided for in Kforce’s Financial Statements. Kforce believes it has meritorious defenses to the allegations and intends to vigorously defend the matter.

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

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2013 would be approximately $43,852 if all of the employees under contract were terminated without good cause by the employer or if the employees resigned for good reason following a change in control. Kforce’s liability at September 30, 2013 would be approximately $12,732 if all of the employees under contract were terminated by Kforce without good cause or if the employees resigned for good reason in the absence of a change of control.

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

As discussed within Note B “Discontinued Operations,” the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. During the three and nine months ended September 30, 2012, Kforce recognized total compensation expense related to the ALTI of $0 and $9,805, respectively, which approximated the grant date fair value. There was no compensation expense related to the ALTI recognized during the three or nine months ended September 30, 2013.

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

The net periodic benefit cost recognized for the three and nine months ended September 30, 2013 and 2012 was based upon the actuarial valuation at the beginning of the respective fiscal year. The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2012 and 2011, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 6.0% and 7.4%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of both December 31, 2012 and 2011 was 3.0 % and 5.0%, respectively, and was based on historical compensation increases as well as future expectations. Kforce applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the three and nine months ended September 30, 2013, net periodic benefit cost was $53 and $164, respectively. For the three and nine months ended September 30, 2012, net periodic benefit cost was $86 and $276, respectively.

As of September 30, 2013 and December 31, 2012, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,260 and $1,187, respectively, which is classified in other long-term liabilities. There is no requirement for Kforce to fund the Foreign Pension Plan and, as a result, no contributions were made to the Foreign Pension Plan during the nine months ended September 30, 2013. Kforce does not currently anticipate funding the Foreign Pension Plan during the year ending December 31, 2013.

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

The following represents the components of net periodic benefit cost for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$544	$522	$1,634	$1,565
Interest cost	118	140	352	420
Amortization of actuarial loss	29	41	87	123

Net periodic benefit cost	$691	$703	$2,073	$2,108

The net periodic benefit cost recognized for the three and nine months ended September 30, 2013 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2012. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2013. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2013.

The Firm previously announced the retirement of a participant in the SERP. The Firm anticipates making a lump-sum payment to the participant on or about December 1, 2013 due to the participant’s separation from service on June 1, 2013. Accordingly, the current portion of the present value of the projected benefit obligation of $10,682 as of September 30, 2013 and December 31, 2012, is recorded in other current liabilities in the accompanying unaudited condensed consolidated balance sheets. The long-term portion of the present value of the projected benefit obligation as of September 30, 2013 and December 31, 2012 is $10,963 and $8,976, respectively, and is recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2013, there have been no payments made under the SERP.

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

The following represents the components of net periodic postretirement benefit cost for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$173	$229	$518	$689
Interest cost	33	38	100	113
Amortization of actuarial loss	26	68	77	204

Net periodic benefit cost	$232	$335	$695	$1,006

The net periodic post-retirement benefit cost recognized for the three and nine months ended September 30, 2013 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our Annual Report on Form 10-K for the year ended December 31, 2012.

The long-term portion of the accumulated postretirement benefit obligation as of September 30, 2013 and December 31, 2012 is $4,172 and $3,554, respectively, and is recorded in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets. During the nine months ending September 30, 2013, there have been no payments made under the SERHP.

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

The underlying investments within Kforce’s deferred compensation plans have included money market funds and bond mutual funds. The assets previously invested in bond mutual funds as of December 31, 2012 are now held in a money market fund as of September 30, 2013. Assets held within the money market funds and bond mutual funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets during the nine months ended September 30, 2013. Kforce’s measurements at fair value as of September 30, 2013 and December 31, 2012 were as follows:

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2013:
Recurring basis:
Money market funds	$2,302	$2,302	$—	$—
Credit Facility (1)	$(53,411)	$—	$(53,411)	$—

As of December 31, 2012:
Recurring basis:
Bond mutual funds	$4,124	$4,124	$—	$—
Credit Facility (1)	$(21,000)	$—	$(21,000)	$—

(1)	The estimated fair value of our Credit Facility is determined using a discounted cash flow analysis, considered a level 2 input.

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

Stock Options

The following table presents stock option activity during the nine months ended September 30, 2013:

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2012	154	93	247	$10.87
Exercised	(27)	(10)	(37)	$8.56	$269

Outstanding and Exercisable as of September 30, 2013	127	83	210	$11.29

No compensation expense was recorded during the three or nine months ended September 30, 2013 or 2012. As of September 30, 2013, there was no unrecognized compensation cost related to non-vested options.

Restricted Stock and Performance-Accelerated Restricted Stock

RS and PARS are periodically granted to certain Kforce executives and are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, are certified by the Compensation Committee as having been met. RS granted during the nine months ended September 30, 2013 will vest over a period of two to five years, with equal vesting annually. There were no PARS outstanding as of September 30, 2013 or December 31, 2012 and there have been no PARS granted subsequent to the acceleration of substantially all equity awards on March 31, 2012, as discussed below.

RS contain voting rights and are included in the number of shares of common stock issued and outstanding. RS contain a non-forfeitable right to dividends or dividend equivalents in the form of additional shares of restricted stock containing the same vesting provisions as the underlying award. The following table presents the RS activity for the nine months ended September 30, 2013:

	# of RS	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2012	38	$12.11
Granted	349	$14.59
Forfeited/Cancelled	(6)	$14.58
Vested	(19)	$12.09

Outstanding as of September 30, 2013	362	$14.46

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the service period.

As discussed within Note B “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the RS, effective March 31, 2012. As a result, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $1,994 during the three months ended March 31, 2012. Kforce recognized total compensation expense related to RS of $336 and $937 during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, Kforce recognized total compensation expense related to RS of $38 and $2,846, respectively. As of September 30, 2013, total unrecognized compensation expense related to RS was $4,400, which will be recognized over a weighted average remaining period of 3.9 years.

During the three and nine months ended September 30, 2012, Kforce recognized total compensation expense related to PARS of $0 and $23,344, respectively.

Note G – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the nine months ended September 30, 2013:

	Goodwill	Other Intangible Assets, Net	Total
Balance as of December 31, 2012	$63,410	$5,736	$69,146
Amortization of intangible assets	—	(578)	(578)
Other	—	2	2

Balance as of September 30, 2013	$63,410	$5,160	$68,570

As of September 30, 2013 and December 31, 2012, other intangible assets, net in the accompanying unaudited condensed consolidated balance sheets consisted of customer relationships and trademarks. Indefinite-lived intangible assets, which consist of trade names and trademarks, amounted to $2,240 as of September 30, 2013 and December 31, 2012. All of the other intangible assets, net represented less than 5% of total assets.

As of September 30, 2013 and December 31, 2012, accumulated amortization for intangible assets was $25,018 and $24,440, respectively. The estimated remaining amortization expense is $169 for 2013, $634 for 2014, $634 for 2015, $457 for 2016 and $209 for 2017.

As of June 30, 2012, Kforce performed an interim goodwill impairment test for its GS reporting unit, which resulted in Kforce recording an estimated impairment charge of $65,300 and a related tax benefit of $23,265 during the three months ended June 30, 2012. During the three months ended September 30, 2013, Kforce considered factors, including economic developments and the overall macro-economic environment, and determined that no trigging events necessitated an interim review of the carrying value of our goodwill or that of any of our reporting units. As a result, there were no goodwill impairment charges recorded during the three months ended September 30, 2013. Kforce will perform its annual review of goodwill during the fourth quarter of 2013.

Note H – Reportable Segments

Kforce’s reportable segments are: (i) Tech; (ii) FA; (iii) HIM and (iv) GS. This determination is supported by, among other factors: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Board of Directors and our CODM. Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Historically, and for the three and nine months ended September 30, 2013, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets separately by segment as our operations are largely combined.

As described in Note B “Discontinued Operations,” all revenues and gross profit associated with KCR have been recorded within income from discontinued operations, net of tax, in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The following table provides information concerning the continuing operations of our segments for the three and nine months ended September 30, 2013 and 2012:

	Tech	FA	HIM	GS	Total
Three Months Ended September 30:
2013
Net service revenues:
Flexible billings	$188,888	$54,791	$19,602	$24,127	$287,408
Search fees	4,694	7,456	94	—	12,244

Total net service revenues	$193,582	$62,247	$19,696	$24,127	$299,652

Gross profit	$58,287	$24,064	$6,257	$8,704	$97,312
2012
Net service revenues:
Flexible billings	$165,342	$51,661	$18,089	$22,698	$257,790
Search fees	5,235	7,068	68	—	12,371

Total net service revenues	$170,577	$58,729	$18,157	$22,698	$270,161

Gross profit	$52,262	$23,022	$6,559	$6,919	$88,762

Nine Months Ended September 30:
2013
Net service revenues:
Flexible billings	$526,941	$157,606	$57,067	$70,254	$811,868
Search fees	14,845	22,021	234	—	37,100

Total net service revenues	$541,786	$179,627	$57,301	$70,254	$848,968

Gross profit	$161,181	$69,607	$18,490	$24,217	$273,495
2012
Net service revenues:
Flexible billings	$491,780	$159,861	$57,185	$67,231	$776,057
Search fees	16,191	19,991	401	—	36,583

Total net service revenues	$507,971	$179,852	$57,586	$67,231	$812,640

Gross profit	$150,006	$68,456	$20,472	$20,419	$259,353

Note I – Subsequent Events

During October 2013, the Firm commenced a plan to streamline its leadership and support-related structure to better align a higher percentage of personnel in roles that are closest to the customer (the “Plan”). The new organizational design will provide improved accountability and deliver better results for our clients, consultants and core personnel. As a result of the Plan, the Firm expects to incur a pre-tax charge in the range of $6.0 million to $7.0 million during the fourth quarter of 2013.

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the nine months ended September 30, 2013.

•	Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for each of the three and nine months ended September 30, 2013 and 2012, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. See Note B – “Discontinued Operations” to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 include activity relating to KCR as a discontinued operation. Except as specifically noted, our discussions below exclude any activity related to KCR, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and for the nine months ended September 30, 2013, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the nine months ended September 30, 2013 increased 4.5% to $849.0 million from $812.6 million in the comparable period in 2012.

•	Flex revenues for the nine months ended September 30, 2013 increased 4.6% to $811.9 million from $776.1 million in the comparable period in 2012.

•	Search revenues for the nine months ended September 30, 2013 increased 1.4% to $37.1 million from $36.6 million in the comparable period in 2012.

•	Flex gross profit margin for the nine months ended September 30, 2013 increased 40 basis points to 29.1% from 28.7% in the comparable period in 2012. Sequentially, Flex gross profit margin for the three months ended September 30, 2013 increased 20 basis points to 29.6%.

•	Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the nine months ended September 30, 2013 decreased to 27.5% from 30.8% in the comparable period in 2012. This decrease was primarily a result of the acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes that was recorded during the first quarter of 2012. The decrease was partially offset by an increase in compensation-related expenses related to the significant increase in revenue responsible headcount during the fourth quarter of 2012 and throughout 2013.

•	Net income of $19.0 million for the nine months ended September 30, 2013 increased $38.8 million from a net loss of $19.8 million in the comparable period in 2012. The results for the nine months ended September 30, 2012, include an after-tax goodwill impairment charge of $42.0 million.

•	Earnings per share from continuing operations for the nine months ended September 30, 2013 increased to $0.56 from a loss per share of $1.16 in the comparable period in 2012, which was primarily driven by the equity and ALTI awards acceleration and goodwill impairment charge referred to above.

•	During the nine months ended September 30, 2013, Kforce repurchased 1.8 million shares of common stock at a total cost of approximately $26.6 million.

•	The total amount outstanding under the Credit Facility increased to $53.4 million as of September 30, 2013 as compared to $21.0 million as of December 31, 2012, which was primarily related to the repurchase of common stock.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2013 and 2012

Net service revenues for the three and nine months ended September 30, 2013 were $299.7 million and $849.0 million, respectively, which represents an increase of 10.9% and 4.5%, respectively, over the comparable periods in 2012. The increase for the nine months ended September 30, 2013 was primarily due to our Tech segment (which represents approximately 64% of our total net service revenues) and our GS segment (which represents approximately 8% of our net service revenues), both of which had year-over-year increases in net service revenues for the nine months ended September 30, 2013 of 6.7% and 4.5%, respectively. For the nine months ended September 30, 2013, net service revenues for FA and HIM declined slightly over the comparable period in 2012. Net service revenues for the three months ended September 30, 2013 as compared to the comparable period in 2012 increased in each of the segments as follows: 13.5% for Tech; 6.0% for FA; 8.5% for HIM and 6.3% for GS. Additionally, Search revenues decreased 1.0% and increased 1.4% for the three and nine months ended September 30, 2013, respectively, over comparable periods in 2012.

Flex gross profit margin remained flat at 29.6% for the three months ended September 30, 2013 as compared to the same period in 2012, and increased 40 basis points to 29.1% for the nine months ended September 30, 2013 as compared to 28.7% for the comparable period in 2012. Flex gross profit margin increased sequentially 20 basis points in the three months ended September 30, 2013. SG&A expenses as a percentage of net service revenues were 26.5% and 27.5% for the three and nine months ended September 30, 2013, respectively, as compared to 26.0% and 30.8% for the three and nine months ended September 30, 2012, respectively. The decrease in SG&A expenses as a percentage of net service revenues during the nine months ended September 30, 2013 was primarily the result of the acceleration of substantially all of the outstanding and unvested PARS, RS and ALTI awards on March 31, 2012, which resulted in the recognition of incremental compensation expense of $31.3 million, including payroll taxes. The decrease was partially offset by an increase in compensation related expenses related to the significant increase in revenue responsible headcount during the fourth quarter of 2012 and throughout 2013.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to improve during 2013 on a sequential basis based on data published by the Bureau of Labor Statistics (“BLS”). The penetration rate (the percentage of temporary staffing to total employment) in September 2013 was at 2.02% up from 1.97% in June 2013. Economic forecasters estimate that the penetration rate could surpass the prior peak of 2.03% reached in April 2000 sometime during this economic cycle. While we believe the macro-employment picture continues to be relatively weak with the unemployment rate at 7.2% as of September 2013, non-farm payroll expanded by 148,000 jobs in September 2013, and the jobless rate is down from 8.1% one year prior. Also, the college-level unemployment rate, which serves as a proxy for professional employment and is more closely aligned with Kforce’s business strategy and candidate profile, was at 3.7% as of September 30, 2013. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) adding revenue responsible headcount to capitalize on targeted growth opportunities; (ii) further optimizing our National Recruiting Center and Strategic Accounts teams in support of our field operations; (iii) restructuring our back office focusing on process improvement, centralization and technology infrastructure; (iv) divesting KCR in March 2012 in an attempt to enhance Kforce’s focus on our core service offerings; (v) upgrading our corporate systems with a focus on business intelligence, compensation management, job order prioritization and the development of mobile applications and (vi) making other technology investments designed to increase the performance of our corporate and field associates. We continue to look for ways to optimize these investments and streamline our back office, enabling us to be more responsive to our clients and to provide a better operating platform to support expected future growth and increased operating leverage. We believe our field operations model and centralized back office operations are competitive advantages and keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are primarily in the U.S., will also be a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Service Revenues by Segment:
Tech	64.6%	63.1%	63.8%	62.5%
FA	20.8	21.7	21.2	22.1
HIM	6.6	6.7	6.7	7.1
GS	8.0	8.5	8.3	8.3

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Type:
Flex	95.9%	95.4%	95.6%	95.5%
Search	4.1	4.6	4.4	4.5

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	32.5%	32.9%	32.2%	31.9%
Selling, general and administrative expenses	26.5%	26.0%	27.5%	30.8%
Goodwill impairment	—	—	—	8.0%
Depreciation and amortization	0.8%	1.0%	0.9%	1.0%
Income (loss) from continuing operations before income taxes	5.0%	5.7%	3.7%	(8.0)%
Income (loss) from continuing operations	3.0%	3.4%	2.2%	(5.1)%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech
Flex	$188,888	14.2%	$165,342	$526,941	7.1%	$491,780
Search	4,694	(10.3)%	5,235	14,845	(8.3)%	16,191

Total Tech	$193,582	13.5%	$170,577	$541,786	6.7%	$507,971

FA
Flex	$54,791	6.1%	$51,661	$157,606	(1.4)%	$159,861
Search	7,456	5.5%	7,068	22,021	10.2%	19,991

Total FA	$62,247	6.0%	$58,729	$179,627	(0.1)%	$179,852

HIM
Flex	$19,602	8.4%	$18,089	$57,067	(0.2)%	$57,185
Search	94	38.2%	68	234	(41.6)%	401

Total HIM	$19,696	8.5%	$18,157	$57,301	(0.5)%	$57,586

GS
Flex	$24,127	6.3%	$22,698	$70,254	4.5%	$67,231
Search	—	—	—	—	—	—

Total GS	$24,127	6.3%	$22,698	$70,254	4.5%	$67,231

Total Flex	$287,408	11.5%	$257,790	$811,868	4.6%	$776,057
Total Search	12,244	(1.0)%	12,371	37,100	1.4%	36,583

Total Revenues	$299,652	10.9%	$270,161	$848,968	4.5%	$812,640

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended September 30, 2013 and 2012, there were 64 and 63 billing days, respectively.

Flex revenues for our largest segment, Tech, experienced growth during the three and nine months ended September 30, 2013 of 14.2% and 7.1%, respectively, as compared to the same periods in 2012. On a sequential basis, Tech experienced an increase in Flex revenues of 7.8%. A recent report published by Staffing Industry Analysts (“SIA”) provides an expectation that temporary technology staffing could experience growth of 7% for 2013, and an additional 7% in 2014, due in part to a shift by consumers of technology staffing services away from independent contractors and into temporary staffing primarily due to increased employment compliance risk. In addition to this shift of hiring to a temporary staffing model, there are notable skill shortages in certain technology skill sets, which we believe will result in strong future growth in our Tech segment. We continue to believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines. Additionally, overall revenue responsible headcount and Tech headcount is up 21.0% and 32.3%, respectively, when comparing the third quarter of 2013 to the comparable period in 2012, in an effort to take advantage of this expected growth. Kforce’s operating model includes our National Recruiting Center, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients, particularly our Strategic Accounts. We expect to see continued growth in 2013 within our Tech segment.

Our FA segment experienced an increase of 6.1% and a decrease of 1.4% in Flex revenues during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In its September 2013 update, SIA revised its finance and accounting 2013 growth projection to 2%, down from 5% in its June 2013 update. Despite lower growth projections, management believes that the investments made in revenue responsible headcount within FA staffing in the second half of 2012, and throughout 2013, will positively impact revenues in the fourth quarter of 2013, and into 2014, due to improvements in associate productivity that typically come with tenure.

Flex revenues for HIM increased 8.4% and decreased 0.2% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Additionally, HIM experienced sequential Flex revenues growth during the three months ended September 30, 2013 of 3.6%. The third quarter increase, both sequentially and as compared to the same period in 2012, is primarily attributable to revenues generated from requirements and deadlines related to International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”), which has a required implementation date of October 1, 2014. Management expects Flex revenues in HIM to be stable to improving for the remainder of 2013.

Our GS segment experienced increases of 6.3% and 4.5% in Flex revenues for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increases primarily relate to the expansion of revenues with existing GS customers in addition to the ramping of new government contract wins. During the third quarter of 2013, the Federal Government did not pass a substantial funding bill, which resulted in a 16-day government shutdown. The shutdown ended on October 16, 2013 when the U.S. Congress agreed to a deal that extended funding for government services until January 15, 2014 and extended the debt ceiling through February 7, 2014. GS management remains cautiously optimistic as it cannot predict the outcome of past, current and future efforts to reduce federal spending and whether these efforts will materially impact the budgets of federal agencies that are clients of our GS segment. Management expects GS revenues to remain flat for the remainder of 2013.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in 000’s)	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	2,854	13.3%	2,520	8,059	7.3%	7,511
FA	1,707	10.5	1,545	4,833	1.9	4,745
HIM	297	12.9	263	852	0.0	852

Total hours	4,858	12.2%	4,328	13,744	4.9%	13,108

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in $000’s)	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	$1,387	(28.8)%	$1,949	$4,449	(21.1)%	$5,637
FA	98	(27.9)	136	341	(18.2)	417
HIM	1,347	(11.6)	1,524	4,143	(15.5)	4,902
GS	93	(34.0)	141	260	(34.7)	398

Total billable expenses	$2,925	(22.0)%	$3,750	$9,193	(19.0)%	$11,354

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues decreased 1.0% and increased 1.4% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 and decreased 8.0% sequentially. We expect Search revenues to stabilize for the remainder of 2013 when compared to the same period in 2012.

Total placements for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	295	(12.5)%	337	941	(8.5)%	1,028
FA	557	8.6	513	1,706	10.3	1,546
HIM	5	(16.7)	6	14	(61.1)	36

Total placements	857	0.1%	856	2,661	2.0%	2,610

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	$15,907	2.4%	$15,536	$15,781	0.2%	$15,751
FA	13,396	(2.8)	13,783	12,905	(0.2)	12,927
HIM	18,643	63.8	11,384	16,707	49.8	11,153

Total average placement fee	$14,292	(1.1)%	$14,456	$13,942	(0.5)%	$14,015

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	30.1%	(1.6)%	30.6%	29.7%	0.7%	29.5%
FA	38.7%	(1.3)	39.2%	38.8%	1.8	38.1%
HIM	31.8%	(11.9)	36.1%	32.3%	(9.3)	35.6%
GS	36.1%	18.4	30.5%	34.5%	13.5	30.4%

Total gross profit percentage	32.5%	(1.2)%	32.9%	32.2%	0.9%	31.9%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The decrease in Search gross profit for the three months ended September 30, 2013, compared to the same period in 2012, was $0.1 million as a result of a $0.1 million decrease in rate. The increase in Search gross profit for the nine months ended September 30, 2013, compared to the same period in 2012, was $0.5 million, composed of a $0.7 million increase in volume and a $0.2 million decrease in rate. The sequential net decrease in Search gross profit was $1.1 million, composed of a $1.2 million decrease in volume and a $0.1 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Tech	28.4%	0.0%	28.4%	27.8%	2.2%	27.2%
FA	30.3%	(1.9)	30.9%	30.2%	(0.3)	30.3%
HIM	31.4%	(12.5)	35.9%	32.0%	(8.8)	35.1%
GS	36.1%	18.4	30.5%	34.5%	13.5	30.4%

Total Flex gross profit percentage	29.6%	0.0%	29.6%	29.1%	1.4%	28.7%

The increase in Flex gross profit for the three months ended September 30, 2013, compared to the same period in 2012, was $8.7 million, composed of a $8.8 million increase in volume and a $0.1 million decrease in rate. The net increase in Flex gross profit for the nine months ended September 30, 2013, compared to the same period in 2012, was $13.6 million, composed of a $10.3 million increase in volume and a $3.3 million increase in rate. The sequential net increase in Flex gross profit was $5.5 million, composed of a $5.0 million increase in volume and a $0.5 million increase in rate.

During the three and nine months ended September 30, 2013, Flex gross profit percentage was flat and increased 40 basis points, respectively, as compared to the same periods in 2012. The increase during the nine months ended September 30, 2013, was primarily driven by the improvement in the spread between our bill rates and pay rates predominately within our GS segment. This improvement was partially offset by a decrease in the Flex gross profit in our HIM segment which was primarily related to investments we are making to retain and train consultants in preparation for future ICD-10 related opportunities. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will be stable for the remainder of 2013 as compared to 2012 as we balance improvement in the spread between our bill rates and pay rates with capturing market demand.

Selling, General and Administrative Expenses (“SG&A”). For the three and nine months ended September 30, 2013, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A was 85.3% and 84.7%, respectively, as compared to 85.4% and 86.8% for the three and nine months ended September 30, 2012, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and nine months ended September 30:

(in $000’s)	2013	% of Revenues	2012	% of Revenues
Three Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$67,645	22.6%	$60,116	22.2%
Other	11,630	3.9	10,251	3.8

Total SG&A	$79,275	26.5%	$70,367	26.0%

Nine Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$197,645	23.3%	$216,935	26.7%
Other	35,826	4.2	32,961	4.1

Total SG&A	$233,471	27.5%	$249,896	30.8%

SG&A as a percentage of net service revenues increased 50 and decreased 330 basis points for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

For the three months ended September 30, 2013, the net increase was primarily attributable to the following:

•	Increase in commission expense of 0.8% of net service revenues, which was primarily attributable to the costs of hiring, developing and mentoring the significant revenue responsible headcount additions in the fourth quarter of 2012 and throughout 2013.

For the nine months ended September 30, 2013, the net decrease was primarily attributable to the following:

•	Decrease in compensation and benefits cost of 4.1% of net service revenues, which was primarily related to the discretionary acceleration of substantially all of the outstanding and unvested RS, PARS and ALTI awards on March 31, 2012. This resulted in incremental compensation expense of $31.3 million, including payroll taxes, that was recorded during the first quarter of 2012. This decrease was partially offset by the impact of the revenue responsible headcount additions in the fourth quarter of 2012 and throughout 2013.

•	A partial offset due to an increase in commission expense of 0.7% of net service revenues, which was also related to the aforementioned revenue responsible headcount additions in the fourth quarter of 2012 and throughout 2013.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Increase (Decrease)	2012	2013	Increase (Decrease)	2012
Fixed asset depreciation	$1,109	14.4%	$969	$3,158	15.9%	$2,725
Capital lease asset depreciation	377	(11.3)	425	1,226	(3.2)	1,267
Capitalized software amortization	857	(18.3)	1,049	2,433	(34.7)	3,727
Intangible asset amortization	193	(10.6)	216	578	(17.3)	699

Total depreciation and amortization	$2,536	(4.6)%	$2,659	$7,395	(12.2)%	$8,418

The $0.2 million and $1.3 million decrease in capitalized software amortization during the three and nine months ended September 30, 2013 compared to the same periods in 2012 is the result of certain software becoming fully depreciated during 2012.

Other Expense, Net. Other expense, net was $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $0.9 million for both the nine months ended September 30, 2013 and 2012. Other expense, net consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.

Income Tax Expense (Benefit). Income tax expense (benefit) as a percentage of income (loss) from continuing operations before income taxes (our “effective rate”) for the nine months ended September 30, 2013 and 2012 was 40.1% and (36.2)%, respectively. The change in Kforce’s effective rate for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily a result of the partially non-deductible goodwill impairment charge recognized in the quarter ended June 30, 2012.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations includes the consolidated income and expenses of KCR. During the three months ended March 31, 2012, Kforce completed the sale of KCR resulting in a pre-tax gain of $36.5 million. Included in the determination of the pre-tax gain is approximately $5.5 million of goodwill for KCR and transaction expenses totaling approximately $2.2 million, which primarily included commissions, legal fees and transaction bonuses. Income tax expense as a percentage of income from discontinued operations, before income taxes, for the nine months ended September 30, 2012 was 45.3%.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	Per Share	2012	Per Share	2013	Per Share	2012	Per Share
Net income (loss)	$8,979	$0.27	$9,268	$0.26	$19,021	$0.56	$(19,823)	$(0.55)
Income from discontinued operations, net of taxes	—	—	(7)	(0.00)	—	—	21,811	0.61

Income (loss) from continuing operations	8,979	0.27	9,275	0.26	19,021	0.56	(41,634)	(1.16)
Depreciation and amortization	2,536	0.08	2,659	0.07	7,395	0.22	8,418	0.23
Goodwill impairment	—	—	—	—	—	—	65,300	1.81
Acceleration of RS and PARS	—	—	—	—	—	—	22,158	0.61
Amortization of RS and PARS	336	0.01	38	0.00	937	0.03	3,477	0.10
Interest expense and other	373	0.01	270	0.01	906	0.02	846	0.02
Income tax (benefit) expense	6,113	0.18	6,173	0.17	12,738	0.38	(23,572)	(0.65)

Adjusted EBITDA	$18,337	$0.55	$18,415	$0.51	$40,997	$1.21	$34,993	$0.96

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At September 30, 2013, Kforce had $102.6 million in working capital compared to $72.7 million at December 31, 2012. Kforce’s current ratio (current assets divided by current liabilities) was 2.0 at September 30, 2013 compared to 1.7 at December 31, 2012.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) repurchasing our common stock; (iii) making strategic acquisitions; and (iv) investing in our infrastructure to allow sustainable growth via capital expenditures.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30:

	2013	2012
Cash provided by (used in):
Operating activities	$3,772	$27,843
Investing activities	(6,792)	51,424
Financing activities	2,442	(74,788)

(Decrease) increase in cash and cash equivalents	$(578)	$4,479

Discontinued Operations

As was previously discussed, Kforce sold KCR on March 31, 2012. The accompanying unaudited condensed consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the nine months ended September 30, 2012, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation as well as the gain on the sale of discontinued operations and the goodwill impairment charge. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, we experienced a significant increase in our trade receivables, net due to the increase in net service revenues and the timing of collections resulting in lower operating cash flows. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the nine months ended September 30, 2013 and 2012 were $6.0 and 4.5 million, respectively, which exclude equipment acquired under capital leases. Additionally, proceeds from the divestiture of KCR of $55.6 million, net of transaction costs, were included in investing activities during the nine months ended September 30, 2012.

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

Financing Activities

During the nine months ended September 30, 2013, open market repurchases of common stock were approximately $29.1 million, which was comprised of approximately $26.6 million in common stock repurchases during the nine months ended September 30, 2013 and the settlement of approximately $2.5 million of common stock repurchases from the fourth quarter of 2012.

Credit Facility

The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $100 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $100.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.00%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. As of September 30, 2013, Kforce had availability under the Credit Facility in excess of the minimum requirement; therefore, the minimum fixed charge coverage ratio of 1.00 to 1.00 was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The Credit Facility expires September 20, 2016.

As of September 30, 2013, there was $53.4 million outstanding and $33.0 million was available under the Credit Facility. During the three months ended September 30, 2013, maximum outstanding borrowings under the Credit Facility were $58.4 million. As of October 28, 2013, there was $43.5 million outstanding and $42.5 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At September 30, 2013, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.4 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2012, $39.9 million of the Board-authorized common stock repurchase program remained available for future repurchases. On February 1, 2013, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $50.0 million (exclusive of any previously unused authorizations). As a result, $89.9 million remained available for future repurchases as of February 1, 2013. During the nine months ended September 30, 2013, Kforce repurchased approximately 1.8 million shares of common stock at a total cost of approximately $26.6 million. As of September 30, 2013, $63.3 million remains available for future repurchases.

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

As of September 30, 2013, we had $53.4 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.7% at September 30, 2013. A hypothetical 10% increase in interest rates in effect at September 30, 2013 would have the effect of increasing annualized interest expense on borrowings outstanding as of September 30, 2013 by $0.1 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the nine months ended September 30, 2013, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

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

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California. The Plaintiff alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with current and potential clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. On August 30, 2013, Kforce removed the matter to the U.S. District Court for the Central District of California, Case No. 8:13cv1356. At this stage of the litigation, it is not reasonable to estimate the outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided for in Kforce’s Financial Statements. Kforce believes it has meritorious defenses to the allegations and intends to vigorously defend the matter.

We are not aware of any new legal proceedings that are likely to have a material adverse impact on Kforce, or other material developments with respect to existing legal proceedings, that occurred during the nine months ended September 30, 2013.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for our year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	—	$—	—	$69,140,348
August 1, 2013 to August 31, 2013	345,339	$16.89	345,339	$63,306,649
September 1, 2013 to September 30, 2013	—	$—	—	$63,306,649

Total	345,339	$16.89	345,339	$63,306,649

(1)	All of the shares reported above as purchased are attributable to shares repurchased in the open market.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Form of Restricted Stock Award Agreement.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed April 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: October 30, 2013	By:	/S/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2013	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Vice President and Chief Accounting Officer
(Principal Accounting Officer)