Form 10-K
period 2013-12-31
KFORCE INC
filed 2014-02-27
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2013, was approximately $382,638,228. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of February 24, 2014 was 33,888,957.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 10, 2014 (“Proxy Statement”)	Part III

KFORCE INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.

This report, particularly Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, the effects of organizational realignment, developments within the staffing sector including, but not limited to, the penetration rate and growth in temporary staffing, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “should”, “could” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

The following charts depict the percentage of our total revenues for each of our segments for the years ended December 31, 2013, 2012 and 2011:

2013	2012	2011

Tech

Our Tech segment provides both temporary staffing and permanent placement services to our clients, focusing primarily on areas of information technology such as systems/applications programmers and developers, senior-level project managers, systems analysts, enterprise data management and e-business and networking technicians. The average bill rate for our Tech segment for 2013 was approximately $65 per hour. Our Tech segment provides service to clients in a variety of industries with a strong footprint in healthcare, financial services and government integrators. A recent report published by Staffing Industry Analysts (“SIA”) provides an expectation that temporary technology staffing could experience growth of 7% in 2014. We believe the continued high growth is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology in business driving up the overall demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in strong future growth in our Tech segment.

FA

Our FA segment provides both temporary staffing and permanent placement services to our clients in areas such as general accounting, business analysis, accounts payable, accounts receivable, financial analysis and reporting, taxation, budget preparation and analysis, mortgage and loan processing, cost analysis professional administrative, credit and collections, audit services, and systems and controls analysis and documentation. Our FA segment provides service to clients in a variety of industries with a strong footprint in financial services organizations and government integrators. The average bill rate for our FA segment for 2013 was approximately $32 per hour. A recent report published by SIA indicated that the market for temporary finance/accounting work is expected to expand 5% during 2014.

HIM

Our HIM segment provides temporary staffing services to our clients, which primarily consist of acute care facilities, hospitals, and physician clinics. Our HIM professionals provide services in the middle stage of the revenue cycle in areas such as health information management, to include medical coding, charge capture and cancer/trauma registry. The average bill rate for our HIM segment for 2013 was approximately $62 per hour. We believe there will be strong demand in health information management through 2014 given requirements and deadlines for the International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”) conversion and electronic health record implementation.

GS

Our GS segment provides Tech and FA professionals to the Federal Government as both a prime and a subcontractor. The GS contracts are concentrated on customers that are less impacted by sequestration threats, such as healthcare. GS offers integrated business solutions to its customers in areas such as: information technology, healthcare informatics, data and knowledge management, research and development, financial management and accounting, among other areas. Substantially all GS services are supplied to the Federal Government through field offices located in the Washington, D.C. metropolitan area, San Antonio, Texas and Austin, Texas. During the fourth quarter of 2013, Kforce management made a strategic business decision with regard to the GS segment to focus its service offerings and efforts on prime integrated business solution services. As a result of this change in focus, management plans to reallocate existing investments in the business and redirect the business development team to concentrate on a more specific and, in our opinion, a higher quality revenue stream. These plans will ultimately result in the transition away from certain existing revenue streams, specific revenue-generating contracts and opportunities in the business development life cycle that do not fit within the revised strategic scope of service offerings, including pure staff augmentation as well as product sales. The change in strategy, coupled with the lengthy contract procurement cycle within the government sector of approximately 18 months for solution-based services, is expected to have a negative impact on near-term growth prospects of the GS segment and, as a result, we believe GS will experience a moderate reduction in revenues and profitability over the next few years.

Types of Staffing Services

Kforce’s staffing services consist of temporary staffing services (“Flex”) and permanent placement services (“Search”). For the three years ended December 31, 2013, 2012, and 2011, Search represented 4.2%, 4.4% and 4.3% of total Kforce revenue, respectively.

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

Search

Our Search business is a significantly smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical structure for search fees is based upon a percentage of the placed individual’s annual compensation in their first year of employment, which is known at the time of placement. We recruit permanent employees from the job boards, from our associates’ networks, social media networks and from passive candidates we identify who are currently employed and not actively seeking another position. Also, there are occasions where consultants are initially assigned to a client on a Flex basis and later are converted to a permanent placement, for which we may also receive a Search fee (referred to as “conversion revenue”). We target clients and recruits for both Flex and Search services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

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

Business Strategy

The key elements of our business strategy include the following:

Enhanced Customer Focus. During 2013, Kforce streamlined the Firm’s leadership and revenue enablers in an effort to align a higher percentage of roles closer to the customer, supporting our significant focus to provide more consistent and effective service to our clients and our consultants. The new alignment has resulted in a more significant focus on our revenue-generating activities and has resulted in more streamlined processes and tools that should enable us to simplify and improve how we do business with our clients and consultants.

We believe we have developed long-term relationships with our clients by repeatedly providing solutions to their specialty staffing requirements. We strive to differentiate ourselves by working closely with our clients to understand their needs and maximize their return on human capital. In addition, Kforce’s ability to offer flexible staffing solutions, coupled with our permanent placement capability, offers the client a broad spectrum of specialty staffing services. We believe this ability enables Kforce to emphasize consultative rather than transactional client relationships, and therefore facilitates further client penetration and the expansion of our share of our clients’ staffing needs.

We believe our consultants are a significant component in delivering value to our clients. We are focused on efficient and effective consultant care processes, such as onboarding, frequent and ongoing communication and programs to redeploy our consultants in a timely fashion. We strive to increase the tenure and loyalty of our consultants and be their “Employer of Choice”, thus enabling us to deliver the highest quality talent to our clients.

Invest in Headcount of Revenue Generators. Given the current and expected future demand in the marketplace for the services provided by Kforce and our most tenured associates’ performance continuing to remain near peak levels, the Firm made significant investments starting in Q4 2012 and throughout 2013 in the hiring of associates that are responsible for generating revenue. The increase in revenue generator headcount from Q4 2012 to Q4 2013 was 10.3%. New associates typically take six to nine months to begin performing at expected levels. Accordingly, we expect that the investment in 2013 will result in more revenue growth during 2014. Going forward, the Firm expects to continue to hire additional revenue generators in those lines of business, geographies and industries that we believe present the greatest opportunity.

Retain our Great People. A significant focus of Kforce is on the retention of our tenured and top performing associates. We ended fiscal 2013 with a highly tenured management team, field sales team and back office employees, which we believe will continue to enhance our ability to achieve future profitable growth.

Optimize Operating Margins. The optimization of operating margins remains the ultimate goal for Kforce as we strive to deliver profitable revenue growth. We believe our revenue-focused alignment and streamlined infrastructure will allow us to meet the needs of our clients and consultants in the most cost effective manner possible.

Narrow the Focus for Our GS Segment. The Firm has made a strategic business decision with regard to the GS segment to focus its service offerings and efforts on prime integrated business solution services. The strategy going forward will include a renewed focus on the prime solutions aspects of this business, and less emphasis on other aspects of the portfolio, including pure staff augmentation as well as product sales.

Invest in Large Client Relationships. A focus of Kforce is cultivating relationships with premier partners and strategic clients, both in terms of annual revenues and geographic dispersion. In order to achieve greater penetration within each of our largest accounts, we work to foster an understanding of our client’s needs holistically while building a consultative partnership rather than a transactional client relationship. We are increasingly concentrated on bringing our core employees closer to the customer, and with that in mind we have integrated our largest accounts leadership team into our field leadership team, enhancing our alignment to serve these clients. We believe that this strategy will allow us to more effectively drive expansion in our share of our clients’ staffing needs, as well as capturing additional overall market share.

Focus on Value-Add Services. Finding the right match for both our clients and consultants is our ultimate priority. The placement of our highly skilled consultants requires operational and technical skill to effectively recruit and evaluate personnel, match them to client needs, and manage the resulting relationships. We believe the proper placements of consultants with the right clients will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, consultants and the Firm. We concentrate resources among Tech, FA, HIM and GS to the areas of highest anticipated demand to adapt to the ever-changing landscape within the staffing industry. We believe our historical focus in these markets, combined with our staff’s operating expertise, provides us with a competitive advantage.

Continue to Develop and Optimize our National Recruiting Center (“NRC”). We believe our centralized NRC offers us a competitive advantage. The NRC is particularly effective at increasing the quality and speed of delivery services to our clients with demands for high volume staffing. The NRC identifies and interviews active candidates from nationally contracted job boards, Kforce.com, as well as other sources, then forwards qualified candidates to Kforce field offices to be matched to available positions. The NRC has continued to evolve throughout 2013, and supports all of our operating segments. There continues to be a significant demand for its resources. We continue to focus on job order prioritization, which places greater attention on orders that we believe present the greatest opportunity and streamlining the NRC’s focus to more specific industries, customer segments and skill sets to create leverage. A continued focus for 2014 will be to enhance the performance of the NRC in meeting demand, and enhance our efforts to support future growth by building a pipeline of qualified candidates as well as evolving its international talent solution strategy. The Firm will continue to utilize the NRC as a training ground for field sales as top performers in the NRC with a strong knowledge of the delivery system will move into field sales roles. Additionally, during 2014 we are working on a plan to create greater efficiency in serving our West Coast clients by reallocating a portion of the NRC resources to a facility on the West Coast.

Leverage Infrastructure. A significant focus for Kforce is to more effectively leverage the functionality built over the last several years with its front-end and back office technology infrastructure. We believe our back office system software provides a competitive advantage through the enhancement of the efficiency and performance of our sales and delivery functions. We will continue to selectively improve our front-end systems and our back office systems, including our ERP and time collection and billing systems, in areas that we believe will generate additional operating leverage. During 2014, Kforce will be adopting and implementing an Agile software development methodology (whereby requirements and solutions evolve through cross-functional teams), and undergoing an organization transformation in order to maximize the responsiveness and velocity by which value is delivered through our technology investments.

Encourage Employee Achievement. We focus on promoting and maintaining a quality-focused, energetic, results-oriented culture. Our field associates and corporate personnel are given incentives (which include competitions with significant prizes and internal recognition, in addition to bonuses) to encourage achievement of Kforce’s corporate goals and high levels of service. The Firm has continued to utilize AMP! (a.k.a. Actions Maximizing Performance), a metrics-based system, in order to provide associates with current and historical performance measures relative to their Kforce peers. We believe this system fuels healthy competition and assists associates in reaching their maximum performance levels.

Industry Overview

We serve Fortune 1000 companies, the Federal Government, state and local governments, local and regional companies, and small to mid-sized companies. Our 10 largest clients represented approximately 21% of revenues and no single customer accounted for more than 3% of revenues for the year ended December 31, 2013. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. We believe Kforce is one of the 10 largest publicly-traded specialty staffing firms in the United States. According to a recent report by SIA, 105 companies reported at least $100 million in U.S. staffing revenues in 2012 and these 105 companies represent an estimated 54.1% of the total market. Competition in a particular market can come from many different companies, both large and small. We believe, however, that our geographic presence, diversified service offerings, NRC, focus on consistent service and delivery and effective job order prioritization, all provide a competitive advantage, particularly with clients that have operations in multiple geographic markets. In addition, we believe that our diversified portfolio of service offerings is primarily concentrated in areas with significant growth opportunities in both the short and long term.

Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for substantial additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which improved during 2013 at a greater rate than 2012 based on data published by the Bureau of Labor Statistics (“BLS”). Total temporary employment increased 9.6% and the penetration rate (the percentage of temporary staffing to total employment) increased 8.4% from December 2012 to December 2013, bringing the rate to 2.06% in December 2013, an all-time high. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 6.7% as of December 2013, and non-farm payroll expanding an average of 182,000 jobs per month in 2013. Also, the college-level unemployment rate, which serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at a low 3.3% in December 2013. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. Additionally, we believe the increasing costs of employment may be driving a systematic shift to an increased use of temporary staff as a percentage of total workforce, which is creating reduced cyclicality in the business. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Management remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio. Of course, no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

According to a recent staffing industry forecast published by SIA, the U.S. temporary staffing industry generated estimated revenues of $82.0 billion in 2010, $92.5 billion in 2011, and $99.0 billion in 2012; with projected revenues of $103.9 billion in 2013 and $108.9 billion in 2014. Based on projected revenues of $103.9 billion for the U.S. temporary staffing industry, this would put the Firm’s market share at approximately 1%. Therefore, our previously discussed business strategies are sharply focused around expanding our share of the U.S. temporary staffing market and further penetrating our existing clients’ staffing needs.

Over the last several years, our GS segment’s operations have been adversely impacted by the (i) continued uncertainty of funding levels of various Federal Government programs and agencies, (ii) uncertain macro-economic and political environment, and (iii) unexpected significant delays in the start-up of already executed and funded projects, which we believe were due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies. During the third quarter of 2013, the Federal Government did not pass a substantial funding bill, which resulted in a 16-day government shutdown. The shutdown ended on October 16, 2013 when the U.S. Congress agreed to a deal that extended funding for government services until January 15, 2014 and extended the debt ceiling through February 7, 2014. On January 15, 2014, Congress passed a budget for fiscal year 2014. GS management remains cautiously optimistic as it cannot predict the outcome of past, current and future efforts to reduce federal spending and whether these efforts will materially impact the future budgets of federal agencies that are clients of our GS segment.

Technology Infrastructure

A significant focus for Kforce is to more effectively leverage its technology infrastructure. We believe our back office systems provide a competitive advantage through the enhancement of the efficiency and performance of our sales and delivery functions. We continue to focus on the improvement of our front-end systems and our back office systems, including the refinement of our sales and delivery automation strategy. During 2013, we leveraged the existing system and invested in upgrades.

We expect to selectively invest in our infrastructure in 2014 and beyond, especially where we believe it will provide for a sufficient return on capital and support the future growth in our business. We are particularly focused on technologies that will make us easier to do business with and delight our clients and consultants, such as mobile applications. Also during 2014, Kforce will be adopting and implementing an Agile software development methodology, and undergoing an organization transformation in order to maximize the responsiveness and velocity by which value is delivered through our technology investments.

Trade Names and Trademark

The Kforce trade names, and derivatives thereof, and GS’s “Data Confidence” trademark is important to our business. Our primary trade names and trademark are registered with the United States Patent and Trademark Office. In the 2013 Temporary Workers Survey published by SIA, Kforce was ranked third in a name recognition survey, and ranked first among IT temporary workers.

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

In the increasingly stringent regulatory environment, one of our top priorities is compliance. As we continue to evolve our infrastructure, compliance remains a primary focus. For more discussion of the potential impact that the regulatory environment could have on Kforce’s financial results, please see Item 1A. Risk Factors below.

Competition

We operate in a highly competitive and fragmented specialty staffing services industry within each of our operating segments. Within temporary staffing, the working capital requirements are one of the more significant barriers to entry, because most employees are paid weekly and customers may take 30 to 45 days or more to pay. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms, and national and regional accounting firms that also offer certain specialty staffing services.

In addition, many companies utilize Managed Service Providers (“MSP”) for the management and purchase of staffing services. Generally, MSPs are organizations that standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate, spend and measure supplier performance. VMSs can also be provided through independent providers. Typically, MSPs and/or VMS providers charge staffing firms administrative fees of 1% to 3% of total service revenues, and these fees are usually recorded by staffing firms as a cost of services, thereby compressing profit margins. While Kforce does not currently provide MSP or VMS services directly to its clients, our strategy is to work with specific MSPs and VMS providers to enable us to extend our Flex staffing services to the widest customer base possible within the sectors we serve.

As stated previously, there are 105 staffing firms with more than $100 million in U.S. staffing revenues in operation and thousands of smaller organizations compete to varying degrees at local levels, according to a recent SIA report. Several similar companies – global, national, and local – compete in foreign markets. Our peer group for 2013, which is comprised of some of our largest competitors, included: CDI Corp., CIBER, Inc., Computer Task Group Inc., Manpower Inc., On Assignment, Inc., Resources Connection, Inc., Robert Half International Inc., and TrueBlue Inc.

Kforce believes that the availability and quality of associates and consultants, level of service, effective monitoring of job performance, scope of geographic service, and price are the principal elements of competition in our industry. We believe that availability of quality associates and consultants is especially important. In order to attract candidates, we place emphasis upon our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility, and permanent placement opportunities, all of which are important to Kforce being the “Employer of Choice.” Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals, and focus on our consultant care objectives. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure from some of our competitors. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, and there can be no assurance that we will remain competitive.

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

Insurance

Kforce maintains a number of insurance policies including general liability, automobile liability and employers’ liability; each with excess liability coverage. We also maintain workers’ compensation, fidelity, fiduciary, directors and officers, professional liability, and employment practices liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from Kforce’s operations. There can be no assurance that any of the above policies will be adequate for our needs or that we will maintain all such policies in the future.

Financial Information about Foreign and Domestic Operations

Substantially all of Kforce’s revenues are derived from domestic operations with customers located in the United States and substantially all long-lived assets are located in the United States for the three years ended December 31, 2013. One of our subsidiaries, Global, provides outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for each of the three years ended December 31, 2013, 2012 and 2011.

Financial Information about Business Segments

We provide our clients staffing services and solutions through four operating segments: Tech, FA, HIM and GS. For segment financial data see Note 17 – “Reportable Segments” to the Consolidated Financial Statements.

Operating Employees and Personnel

As of December 31, 2013, Kforce employed approximately 2,600 associates and had approximately 11,900 consultants on assignment (“Flexible Consultants”) providing flexible staffing services and solutions to our clients. Approximately 90% of the Flexible Consultants are employed directly by Kforce (“Flexible Employees”); the balance consists of individuals who are employed by other entities (“Independent Contractors”) that provide their employees as subcontractors to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

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

Kforce employs people internally and in the workplaces of other businesses. Many of these individuals have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, funds, or other property; cyber security breaches affecting our clients and/or us; discrimination and harassment claims; employment of illegal aliens; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of monetary damages or fines, or other material adverse effects on our business. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked. In addition, there appears to be a heightened state and federal scrutiny of independent contractor relationships, which could adversely affect us given that we utilize a significant number of independent contractors to perform our services. An adverse determination of the independent contractor status of these firms could result in a substantial tax or other liabilities.

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

On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement with a syndicate led by Bank of America, N.A., which was amended on March 30, 2012 and December 27, 2013 (as amended to date, the “Credit Facility”). The Firm executed a Second Amendment and Joinder on December 27, 2013, increasing the original borrowing capacity up from $100 million to $135 million by executing the accordion feature under the Credit Facility. Kforce has a remaining accordion option of $15 million. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $135 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Kforce’s liquidity may be adversely impacted by covenants in our Credit Facility. Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $135 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. Kforce had availability under the Credit Facility of $43.2 million as of December 31, 2013; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce may fail the minimum fixed charge coverage ratio, which would constitute an event of default.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 that were both signed into law in March 2010 could have an adverse effect on Kforce by increasing the cost of providing temporary staffing services. The provisions of these Acts went into effect in 2014. While we believe the costs associated with the law should have less impact on Kforce than many other staffing companies due to the level and scope of benefits we already offer, a delay in or inability to increase bill rates charged to our customers could result in a reduction of our Flex gross profit.

We are exposed to intangible asset risk which could result in future impairment.

A significant and sustained decline in our stock price and market capitalization, a significant decline in our (or in one or more of our reporting units’) expected future cash flows, a significant adverse change in the business climate, slower growth rates, or changes in our business strategy have resulted, and could result in the future, in the need to perform an impairment analysis. If we were to conclude that a future write down of our goodwill or other intangible assets is necessary it could result in material charges that are adverse to our operating results and financial position. See Note 6 – “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” for further details, including the details regarding the goodwill impairment losses within our GS reporting unit.

Significant legal actions could subject Kforce to substantial uninsured liabilities.

Professional service providers are subject to legal actions alleging malpractice, breach of contract and other legal theories. These actions may involve large claims and significant defense costs. We may also be subject to claims alleging violations of federal or state labor laws. In addition, we may be subject to claims related to torts, intentional acts, or crimes committed by our full-time employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability and general liability, in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.

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

Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant or vendor payment functions. Kforce’s information systems are vulnerable to natural disasters (we are headquartered and our leased data center are located in a hurricane-prone area), fire or casualty theft, technical failures, terrorist acts, cyber security breaches, power loss, telecommunications failures, physical or software intrusions, computer viruses, and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could prove difficult or impossible, causing a material adverse effect on our business. Also, any theft or misuse of information resulting from a security breach could result in, among other things, loss of significant and/or sensitive information, litigation by affected parties, financial obligations resulting from such theft or misuse, higher insurance premiums, governmental investigations, negative reactions from current and potential future customers (including potential negative financial ramifications under certain customer contract provisions) and poor publicity and any of these could adversely affect our financial results. In addition, we depend on third-party vendors for certain functions (including the operations of our leased data center), whose future performance and reliability we cannot control.

Significant increases in payroll-related costs could adversely affect Kforce’s business.

Kforce is required to pay a number of federal, state, and local payroll and related costs, including unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, related to our employees. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on Kforce. Over the last few years, many of the states in which Kforce conducts business have continued to significantly increase their state unemployment tax rates in an effort to increase funding for unemployment benefits. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

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

Kforce may face significant risk arising from acquisitions or dispositions.

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

In addition, dispositions involve risks, which could have a material adverse effect on us including:

•	we may not be able to identify acceptable buyers;

•	we may divest a business at a price or on terms that are different than anticipated;

•	we may lose key employees;

•	divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction;

•	completing divestitures requires expenses and management effort;

•	we may become subject to indemnity obligations and/or remain liable or contingently liable for obligations related to the divested business or operations;

•	the retention of certain continuing liabilities under contracts;

•	covenants not to compete could impair our ability to attract and retain customers; and

•	we may face difficulties in the separation of the divested operations, services, products and personnel.

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

RISKS RELATED TO OUR GOVERNMENT BUSINESSES

Our GS segment is substantially dedicated to contracting with and serving U.S. Federal Government agencies (the “Federal Agency Business”). In addition, Kforce supplies services to the Federal Government. Federal contractors, including Kforce face a number of risks, including the following:

Our failure to comply with complex federal procurement laws and regulations could cause us to lose business, incur additional costs, and subject us to a variety of penalties, including suspension and debarment from doing business with the Federal Government.

We must comply with complex laws and regulations relating to the formation, administration, and performance of Federal Government contracts. These laws and regulations create compliance risk, affect how we do business with our federal agency clients, and may impose added costs on our business. If a government review, audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with Federal Government agencies.

The Federal Government also may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impact our ability to obtain new contracts. A failure to comply with all applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the Federal Government; each of which could lead to a material reduction in our revenues, cash flows and operating results.

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

The failure by Congress to approve budgets, raise the U.S. debt ceiling or avoid sequestration on a timely basis for the federal agencies we support could delay, reduce or stop federal spending and cause us to lose revenue or impair our intangible assets.

On an annual basis, Congress must approve and the President must sign the appropriation bills that govern spending by each of the federal agencies we support. If Congress is unable to agree on budget priorities and is unable to appropriate funds or pass the annual budget on a timely basis, as has been the case in recent years, there may be delays, reductions or cessations of funding for our services and solutions. In addition, from time to time it has been necessary for Congress to raise the U.S. debt ceiling in order to allow for borrowing necessary to fund government operations. If that becomes necessary again and Congress fails to raise the debt ceiling on a timely basis, there may be delays, reductions or cessations of funding for our services and solutions. Furthermore, legislatively mandated cuts in federal programs, known as sequestration, could result in delays, reductions or cessation of funding for our services and solutions.

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

The reputation and relationships that we have established and currently maintain with government agencies are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse effect. In addition, if our performance does not meet agency expectations, our revenues and operating results could be materially harmed.

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

We are the prime contractor on many of our contracts and if our subcontractors fail to appropriately perform their obligations, our performance and our ability to win future contracts could be harmed.

For many of our contracts where we are the prime contractor, we involve subcontractors, which we rely on to perform a portion of the services that we must provide to our customers. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed or customer concerns about the subcontractor’s performance. In addition, the contracting parties on which we rely may be affected by changes in the economic environment and constraints on available financing to meet their performance requirements or provide needed supplies on a timely basis. A failure by one or more of those contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis may affect our ability to perform our obligations.

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

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California. The plaintiff alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with current and potential clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. On August 30, 2013, Kforce moved the matter to the U.S. District Court of the Central District of California, Case No. 8:13cv1356. On January 30, 2014, the U.S. District Court of Central District of California substantially granted summary judgment in favor of Kforce with the exception of the plaintiff’s claim for waiting time penalties, which is an individual claim and not part of the class action. The case has been remanded to Orange County Superior Court. Absent a successful appeal of the class action allegations by the plaintiff, this case does not present a reasonable possibility of a material loss. At this stage of the litigation for the individual claim, it is not reasonable to estimate the outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided for in Kforce’s Financial Statements.

On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of last year. The complaint was filed against Kforce and Kforce Government Solutions Inc. (“KGS”). It alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. The United States government has not intervened in this action at this time. While the qui tam action was first disclosed to Kforce and KGS on February 19, 2014, counsel for the former employee previously informed Kforce and KGS of substantially similar allegations in a postemployment demand letter. After the allegations were raised, the matter was referred to the Audit Committee of Kforce’s Board of Directors for an investigation. The Audit Committee retained experienced, independent counsel for investigation. With the help of forensic accountants, the investigators concluded that the False Claims Act and accounting irregularity allegations raised in the demand letter were unsupported by material, credible evidence. Due to, among other things, this independent investigation, Kforce and KGS believe the allegations in the complaint are factually inaccurate and without merit. Kforce and KGS intend to vigorously defend the litigation. At this stage of the litigation, it is not reasonable to estimate the outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided for in Kforce’s Consolidated Financial Statements.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2013
High	$16.65	$16.43	$17.99	$21.37
Low	$13.36	$12.23	$14.69	$16.83
2012
High	$15.02	$15.40	$14.43	$14.92
Low	$12.01	$12.14	$10.34	$10.66

From January 1, 2014 through February 24, 2014, the high and low intra-day sales price of our common stock was $21.71 and $17.30, respectively. On February 24, 2014, the last reported sale price of our common stock on the NASDAQ Global Select Market was $20.76 per share.

Holders of Common Stock

As of February 24, 2014, there were approximately 182 holders of record.

Dividends

A cash dividend on common stock of $0.10 per share was declared on December 4, 2013 and paid on December 30, 2013 to shareholders of record as of the close of business on December 16, 2013. A special cash dividend on common stock of $1.00 per share was declared on December 7, 2012 and paid on December 27, 2012 to shareholders of record as of the close of business on December 17, 2012.

We currently expect to continue to declare and pay quarterly dividends of an amount similar to our December 2013 dividend of $0.10 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance. There can be no assurances that dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3) (4)
Equity compensation plans approved by shareholders
Kforce Inc. 2013 Stock Incentive Plan	N/A	N/A	3,133,173
Kforce Inc. 2006 Stock Incentive Plan	82,768	$12.49	34,425
Kforce Inc. 2009 Employee Stock Purchase Plan	N/A	N/A	2,851,401
Kforce Inc. Incentive Stock Option Plan (5)	97,814	$10.79	—

Total	180,582	$11.57	6,018,999

(1)	In addition to the number of securities listed in this column, 549,913 shares and 260,632 shares of restricted stock granted under the 2013 Stock Incentive Plan and 2006 Stock Incentive Plan, respectively, have been issued and are unvested as of December 31, 2013.
(2)	The weighted-average exercise price excludes unvested restricted stock because there is no exercise price associated with these equity awards.
(3)	All of the shares of common stock that remain available for future issuance under the Kforce Inc. 2006 and 2013 Stock Incentive Plans may be issued in connection with options, warrants, rights and restricted stock awards. Each future grant of options or stock appreciation rights shall reduce the available shares under the Kforce Inc. 2006 and 2013 Stock Incentive Plans by an equal amount while each future grant of restricted stock shall reduce the available shares by 1.58 shares for each share awarded. In order to maximize our share reserves, the prevailing practice over the last few years has been for Kforce to issue full value awards as opposed to options and stock appreciation rights.
(4)	As of December 31, 2013, there were options outstanding under the Kforce Inc. 2009 Employee Stock Purchase Plan (“2009 ESPP”) to purchase 8,392 shares of common stock at a discounted purchase price of $19.44.
(5)	Issuances of options under the Incentive Stock Option Plan ceased in 2005. The options issued pursuant to this plan will expire at various times through 2015.

Purchases of Equity Securities by the Issuer

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	—	—	—	$63,306,649
November 1, 2013 to November 30, 2013	37,944	$19.96	37,944	$62,549,325
December 1, 2013 to December 31, 2013	—	—	—	$62,549,325

Total	37,944	$19.96	37,944	$62,549,325

(1)	All of the shares reported above as purchased are attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock.

Item 6.	Selected Financial Data.

The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2013 (1)(2)	2012 (3)(4)	2011	2010	2009
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$1,151,887	$1,082,479	$1,004,747	$886,657	$802,108
Gross profit	369,612	347,933	317,747	283,846	257,230
Selling, general and administrative expenses	323,933	322,436	274,072	251,156	238,365
Goodwill impairment	14,510	69,158	—	—	—
Depreciation and amortization	9,846	10,789	12,505	12,589	11,673
Other expense, net	1,225	1,116	1,256	1,236	1,085
Income (loss) from continuing operations, before income taxes	20,098	(55,566)	29,914	18,865	6,107
Income tax expense (benefit)	9,311	(19,854)	10,858	6,869	2,684
Income (loss) from continuing operations	10,787	(35,712)	19,056	11,996	3,423
Income from discontinued operations, net of income taxes	—	22,009	8,100	8,638	9,450
Net income (loss)	$10,787	$(13,703)	$27,156	$20,634	$12,873
Earnings (loss) per share – basic, continuing operations	$0.32	$(1.00)	$0.50	$0.30	$0.09
Earnings (loss) per share – diluted, continuing operations	$0.32	$(1.00)	$0.49	$0.30	$0.09
Earnings (loss) per share – basic	$0.32	$(0.38)	$0.72	$0.52	$0.33
Earnings (loss) per share – diluted	$0.32	$(0.38)	$0.70	$0.51	$0.33
Weighted average shares outstanding – basic	33,511	35,791	37,835	39,480	38,485
Weighted average shares outstanding – diluted	33,643	35,791	38,831	40,503	39,330
Cash dividend declared per share	$0.10	$1.00	$—	$—	$—

	As of December 31,
	2013 (1)(2)	2012 (3)(4)	2011	2010	2009
	(IN THOUSANDS)
Working capital	$112,913	$72,685	$103,075	$64,878	$57,924
Total assets	$347,768	$325,149	$409,672	$391,044	$339,825
Total outstanding borrowings – Credit Facility	$62,642	$21,000	$49,526	$10,825	$3,000
Total long-term liabilities	$100,562	$56,429	$93,393	$36,904	$33,887
Stockholders’ equity	$157,233	$169,846	$233,115	$253,817	$226,725

(1)	Kforce recognized a goodwill impairment charge of $14.5 million related to the GS reporting unit during 2013. The tax benefit associated with this impairment charge was $5.2 million, resulting in an after-tax impairment charge of $9.3 million.
(2)	During the three months ended December 31, 2013, Kforce commenced a plan to streamline its leadership and support-related structure to better align a higher percentage of personnel in roles that are closest to the customer through an organizational realignment. As a result of the organizational realignment, Kforce incurred severance and termination-related expenses of $7.1 million during 2013 which were recorded within selling, general and administrative expense. Additionally, in connection with the realignment and succession planning, the Compensation Committee approved discretionary bonuses of $3.6 million paid to a broad group of senior management during the fourth quarter of 2013.
(3)	Kforce recognized a goodwill impairment charge of $69.2 million related to the GS reporting unit during 2012. The tax benefit associated with this impairment charge was $24.7 million, resulting in an after-tax impairment charge of $44.5 million.
(4)	In connection with the disposition of Kforce Clinical Research, Inc. (“KCR”), as described below, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested restricted stock and alternative long-term incentive (“ALTI”) awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012.

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for 2013.

•	Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	New Accounting Standards – a discussion of recently issued accounting standards and their potential impact on our Consolidated Financial Statements.

•	Results of Operations – an analysis of Kforce’s consolidated results of operations for the three years presented in its Consolidated Financial Statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and contractual obligations and commitments and the impact of changes in interest rates on our business.

On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. See Note 2 – “Discontinued Operations” to the Notes to Consolidated Financial Statements, included in this annual report. The results presented in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011 include activity relating to KCR as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to KCR, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important 2013 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the Consolidated Financial Statements and notes thereto. We believe such highlights are as follows:

•	Net service revenues increased 6.4% to $1.15 billion in 2013 from $1.08 billion in 2012. Net service revenues increased 9.4% for Tech, 1.7% for FA, 1.5% for HIM, and 0.6% for GS.

•	Flex revenues increased 6.6% to $1.10 billion in 2013 from $1.03 billion in 2012.

•	Search revenues increased 2.5% to $48.9 million in 2013 from $47.7 million in 2012.

•	Quarterly sequential revenues grew for three consecutive quarters, driving Q4 revenue growth to 12.3% year over year.

•	Flex gross profit margin increased 10 basis points to 29.1% in 2013 from 29.0% in 2012. Flex gross profit margin increased 30 basis points for Tech and 270 basis points for GS and decreased 20 basis points for FA and 320 basis points for HIM year over year.

•	SG&A as a percentage of revenues for the year ended December 31, 2013 was 28.1% compared to 29.8% in 2012. This decrease was primarily a result of the acceleration of substantially all long-term incentive awards (“LTIs”) on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded in 2012. The reduction in SG&A was partially offset by the investment in revenue generator headcount in the fourth quarter of 2012 and throughout 2013 and the severance and termination-related charge and Compensation Committee approved bonuses of $7.1 million and $3.6 million, respectively, incurred during the fourth quarter of 2013 as a result of the Firm’s organizational realignment plan.

•	Net income from continuing operations of $10.8 million for 2013 increased $46.5 million from a net loss from continuing operations of $35.7 million in 2012. The results for 2013 include an after-tax goodwill impairment charge of $9.3 million as well as the previously mentioned organizational realignment charges. The results for 2012 include an after-tax goodwill impairment charge of $44.5 million as well as the previously mentioned acceleration of LTIs during 2012.

•	Earnings per share from continuing operations for 2013 was $0.32 compared to a loss per share of $1.00 per share in 2012.

•	During 2013, Kforce repurchased 1.8 million shares of common stock on the open market at a total cost of approximately $27.3 million.

•	The Firm amended its Credit Facility in December 2013 to increase borrowing capacity by $35.0 million to $135.0 million.

•	The Firm initiated a quarterly dividend program and declared and paid a cash dividend of $0.10 per share in the fourth quarter of 2013 resulting in a payout in cash of $3.3 million.

•	The total amount outstanding under the Credit Facility increased $41.6 million to $62.6 million as of December 31, 2013 as compared to $21.0 million as of December 31, 2012.

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

Our significant accounting policies are discussed in Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Allowance for Doubtful Accounts, Fallouts and Other Accounts Receivable Reserves

See Note 1 – “Summary of Significant Accounting Policies” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for a complete discussion of our policies related to determining our allowance for doubtful accounts, fallouts and other accounts receivable reserves.

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

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts, fallouts and other accounts receivable reserves. As of December 31, 2013 and 2012, the allowance was 1.1% and 1.4% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts, fallouts and other accounts receivable reserves. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved at December 31, 2013, would have impacted our net income for 2013 by approximately $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually or more frequently whenever events and circumstances indicate that the carrying value of the goodwill may not be recoverable. See Note 6 – “Goodwill and Other Intangible Assets” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the valuation methodologies employed.

During the fourth quarter of 2013, Kforce management made a strategic business decision with regard to the GS segment, which is ultimately expected to have a negative impact on near-term growth prospects and result in a moderate reduction in revenues and profitability over the next few years. As a result of the strategic decision, we believe there was a triggering event during the fourth quarter. In connection with our annual assessment of goodwill impairment as of December 31, we performed a step one and step two analysis, which ultimately resulted in an impairment charge of $14.5 million in our GS reporting unit.

The carrying value of goodwill as of December 31, 2013 by reporting unit was $17.0 million, $8.0 million, $4.9 million and $19.0 million for our Tech, FA, HIM and GS reporting units, respectively.

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

For our Tech and FA reporting units, Kforce assessed the qualitative factors of each reporting unit to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying amount, including goodwill. Based upon the qualitative assessments, it was determined that it was not more likely than not that the fair value of the reporting units were less than the carrying values.

For our HIM and GS reporting units, however, a quantitative step one impairment assessment was performed as of December 31, 2013. For the HIM reporting unit, the step one analysis resulted in the fair value exceeding the carrying value of invested capital by $19.3 million, or 156%. Due to the reductions in the forecasted revenues for the GS reporting unit, the step one analysis indicated potential impairment as the carrying value of invested capital exceeded the fair value.

As a result of the potential impairment indication for the GS reporting unit, a step two analysis was performed, resulting in a pre-tax impairment charge of $14.5 million for the year ended December 31, 2013.

A deterioration in the assumptions discussed in Note 6 – “Goodwill and Intangible Assets” to the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, could result in an additional impairment charge.

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

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2013 were $3.0 million and $1.7 million, respectively.

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

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2013 would have impacted our net income for 2013 by approximately $0.3 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have stock-based compensation programs, which include options, stock appreciation rights (“SARs”) and unvested share awards and an employee stock purchase plan. See Note 1 – “Summary of Significant Accounting Policies,” Note 12 – “Employee Benefit Plans,” and Note 14 – “Stock Incentive Plans” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of our stock-based compensation programs.

We have not granted any stock options or SARs over the last three years. We determine the fair market value of our restricted stock based on the closing stock price of Kforce’s common stock on the date of grant. We utilize a Monte Carlo model to determine the derived service period for any restricted stock which contain a market vesting condition.

Restricted stock which contain a market vesting condition require management to make assumptions regarding the likelihood of achieving market conditions during the vesting period, which are inherently difficult to estimate but are modeled using a Monte Carlo simulation model. The stock compensation expense recorded is impacted by our estimated forfeiture rates, which are based on historical employee turnover.

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

A 10% change in unrecognized stock-based compensation expense would have impacted our net income by $0.5 million for 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plan – U.S.

We have a defined benefit pension plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”) and a defined benefit postretirement health plan, the Supplemental Executive Retirement Health Plan (“SERHP”). See Note 12 – “Employee Benefit Plans” to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the terms of these plans.

Neither the SERP or SERHP were funded as of December 31, 2013 or 2012.

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

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP and SERHP during 2013 would have had an insignificant impact on our net income for 2013.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Income Taxes

See Note 4 – “Income Taxes” to the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the components of Kforce’s income tax expense as well as the temporary differences that exist as of December 31, 2013.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Kforce recorded a valuation allowance of $0.1 million as of December 31, 2013 related primarily to state net operating losses.

A 0.50% change in our effective income tax rate from continuing operations would have impacted our net income for 2013 by approximately $0.1 million.

NEW ACCOUNTING STANDARDS

In July 2013, the FASB issued authoritative guidance regarding presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is to be applied for annual reporting periods beginning on or after December 15, 2013, and interim periods within those annual periods. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements.

RESULTS OF OPERATIONS

Net service revenues for the years ended December 31, 2013, 2012 and 2011 were $1.15 billion, $1.08 billion and $1.00 billion, respectively, which represents an increase of 6.4% from 2012 to 2013 and 7.7% from 2011 to 2012. The increase in 2013 from 2012 was primarily due to our Tech segment which had an increase in net service revenues of 9.4% and represented 64.2% of our total net service revenues in 2013. The increase in 2012 from 2011 was primarily due to our Tech and FA segments, which had increases in net service revenues of 8.3% and 8.6%, respectively and represented 62.4% and 22.0%, respectively, of our net service revenues in 2012. In addition, net service revenues for HIM increased 1.5% in 2013 from 2012 and 12.1% in 2012 from 2011. Our GS segment net service revenues increased 0.6% in 2013 from 2012 and decreased 1.1% in 2012 from 2011. Search revenues increased 2.5% in 2013 compared to 2012 and 9.6% in 2012 compared to 2011.

Flex gross profit margins increased 10 basis points to 29.1% for the year ended December 31, 2013 from 29.0% for the year ended December 31, 2012. Flex gross profit margins increased from 28.5% for the year ended December 31, 2011 to 29.0% for the year ended December 31, 2012 due primarily to an increase in the spread between our bill and pay rates. SG&A expenses as a percentage of net service revenues were 28.1% and 29.8% for the years ended December 31, 2013 and 2012, respectively. The decrease in SG&A expenses as a percentage of net service revenues during the year ended December 31, 2013 was primarily a result of the acceleration of substantially all of the outstanding and unvested restricted stock and ALTI awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012. The decrease in 2013 was partially offset by the investment in revenue generator headcount additions during the fourth quarter of 2012 and throughout 2013 and severance and termination-related charges of $7.1 million incurred during the fourth quarter of 2013 as a result of the Firm’s organizational realignment plan.

Additionally, during the years ended December 31, 2013 and 2012, Kforce recorded a goodwill impairment charge in the amount of $14.5 million and $69.2 million, respectively, in our GS reporting unit. In 2013, the goodwill impairment charge was a result of a business strategy decision made during the fourth quarter regarding the GS reporting unit, to focus its service offerings and efforts on prime integrated business solution services. As a result of the change in focus, management plans to reallocate existing investments in the business and redirect the business development team to concentrate on a more specific and, in our opinion, a higher quality revenue stream. These plans will ultimately result in the transition away from certain existing revenue streams, specific revenue-generating contracts and opportunities in the business development life cycle that do not fit within the revised strategic scope of service offerings, including pure staff augmentation as well as product sales. We expect that the change in strategy, coupled with the lengthy contract procurement cycle within the government sector of approximately 18 months for solution-based contracts, will have a negative impact on near-term growth prospects of the GS segment and that GS will experience a moderate reduction in revenues and profitability over the next few years. This reduction in the forecast was the primary driver for the impairment charge during the fourth quarter of 2013. During 2012, the goodwill impairment charge was the result of the adverse effect of the unexpected significant delays in the start-up of already executed and funded projects, uncertainty of funding levels of various Federal Government programs and agencies and the increasingly uncertain macro-economic and political environment.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which improved during 2013 as compared to 2012 based on data published by the BLS. Total temporary employment increased 9.6% and the penetration rate (the percentage of temporary staffing to total employment) increased 8.4% from December 2012 to December 2013, bringing the rate to 2.06% in December 2013, an all-time high. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 6.7% as of December 2013, and non-farm payroll expanding an average of 182,000 jobs per month in 2013. Also, the college-level unemployment rate, which serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at 3.3% in December 2013. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

During 2013 and over the last few years, we have undertaken several significant initiatives including: (i) executing a realignment plan to streamline our leadership and revenue enablers in an effort to better align a higher percentage of roles closer to the customer; (ii) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (iii) increasing revenue generator headcount to capitalize on targeted growth opportunities; (iv) further optimizing our NRC team in support of our field operations; (v) upgrading our corporate systems with a focus on business intelligence, compensation management, job order prioritization and the development of mobile applications; (vi) focusing on process improvement, centralization and technology infrastructure and (vii) divesting KCR in March 2012 in an attempt to enhance Kforce’s focus on our core service offerings. We believe our realigned field operations and back office operations models provide a competitive advantage for us and are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are primarily in the U.S., are also a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our consolidated statements of operations and comprehensive income (loss) for the years ended:

	December 31,
	2013	2012	2011
Revenues by Segment:
Tech	64.2%	62.4%	62.1%
FA	21.0	22.0	21.9
HIM	6.8	7.1	6.8
GS	8.0	8.5	9.2

Net service revenues	100.0%	100.0%	100.0%

Revenues by Type:
Flex	95.8%	95.6%	95.7%
Search	4.2	4.4	4.3

Net service revenues	100.0%	100.0%	100.0%

Gross profit	32.1%	32.1%	31.6%
Selling, general and administrative expenses	28.1%	29.8%	27.3%
Goodwill impairment	1.3%	6.4%	—
Depreciation and amortization	0.9%	1.0%	1.2%
Income (loss) from continuing operations, before income taxes	1.7%	(5.1)%	3.0%
Income (loss) from continuing operations	0.9%	(3.3)%	1.9%
Net income (loss)	0.9%	(1.3)%	2.7%

The following table details net service revenues for Flex and Search revenues by segment and changes from the prior year.

(in $000’s)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Tech
Flex	$720,179	9.9%	$655,062	8.1%	$606,238
Search	19,183	(6.5%)	20,525	15.5%	17,774

Total Tech	$739,362	9.4%	$675,587	8.3%	$624,012

FA
Flex	$213,158	0.6%	$211,797	9.0%	$194,359
Search	29,259	9.7%	26,679	5.8%	25,216

Total FA	$242,417	1.7%	$238,476	8.6%	$219,575

HIM
Flex	$77,745	1.6%	$76,517	12.2%	$68,181
Search	414	(12.8)%	475	(10.4)%	530

Total HIM	$78,159	1.5%	$76,992	12.1%	$68,711

GS
Flex	$91,949	0.6%	$91,424	(1.1)%	$92,449
Search	—	—	—	—	—

Total GS	$91,949	0.6%	$91,424	(1.1)%	$92,449

Total Flex	$1,103,031	6.6%	$1,034,800	7.7%	$961,227
Total Search	48,856	2.5%	47,679	9.6%	43,520

Total Net Service Revenues	$1,151,887	6.4%	$1,082,479	7.7%	$1,004,747

While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing annual comparisons. Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. The following 2013 quarterly information is presented for informational purposes only.

	Three Months Ended
(in $000’s, except Billing Days)	December 31	September 30	June 30	March 31
Billing Days	62	64	64	63
Flex Revenues
Tech	$193,238	$188,888	$175,213	$162,840
FA	55,552	54,791	52,954	49,861
HIM	20,678	19,602	18,921	18,544
GS	21,695	24,127	23,297	22,830

Total Flex	$291,163	$287,408	$270,385	$254,075

Search Revenues
Tech	$4,338	$4,694	$5,356	$4,795
FA	7,238	7,456	7,900	6,665
HIM	180	94	48	92

Total Search	$11,756	$12,244	$13,304	$11,552

Total Revenues
Tech	$197,576	$193,582	$180,569	$167,635
FA	62,790	62,247	60,854	56,526
HIM	20,858	19,696	18,969	18,636
GS	21,695	24,127	23,297	22,830

Total Revenues	$302,919	$299,652	$283,689	$265,627

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.

Flex revenues for our largest segment, Tech, increased 9.9% during the year ended December 31, 2013 as compared to 2012 and increased 8.1% in 2012 from 2011. We believe the increase in revenue is primarily a result of candidate skill sets that are in demand, our great people and operating model, and our increase in revenue generator headcount. According to an IT growth update published by SIA during the fourth quarter of 2013, industries that utilized IT staffing are estimated to grow at a higher rate than the overall U.S. employment growth rate. SIA estimates the IT staffing market will grow 7% in 2014, which we believe is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology, and an increasing influence of technology in business driving up the overall demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in strong future growth in our Tech segment. In an effort to take advantage of this continued expected growth, revenue generator headcount focused on Tech was significantly increased year-over-year. Kforce’s operating model includes our NRC, which we believe has been highly effective in increasing the quality and speed of delivery of services to our clients. We continue to believe that our operating model allows us to deliver our service offerings in a disciplined and consistent manner across all geographies and business lines.

Our FA segment experienced an increase in Flex revenues of 0.6% during the year ended December 31, 2013 as compared to 2012, which was a deceleration from the increase of 9.0% during the year ended December 31, 2012 as compared to 2011. According to an update in September 2013 from SIA, the finance and accounting growth estimate for 2013 was lowered to 2% as a result of headwinds within the industry but the U.S. market for temporary finance and accounting workers is expected to grow 5% in 2014 as the overall economy gains momentum. Management believes the benefit from the significant investment in the revenue generator headcount for FA made in 2012 and 2013 will be realized in 2014 through the capture of the expected growth in the FA industry as a result of improvements in associate productivity that typically come with tenure.

HIM Flex revenues increased 1.6% during the year ended December 31, 2013 compared to 2012 and increased 12.2% during the year ended December 31, 2012 compared to 2011. The increase in 2013 is partially attributable to the required implementation of ICD-10 by October 1, 2014. The increase in revenues from ICD-10 was partially offset by a reduction in spending by customers as a result of increased healthcare reimbursement regulations. We expect ICD-10 to continue contributing to the growth of HIM service revenues throughout 2014.

Our GS segment experienced an increase in net service revenues of 0.6% during the year ended December 31, 2013 as compared to 2012 and decreased 1.1% during the year ended December 31, 2012 as compared to 2011. The slight growth in 2013 was primarily related to the expansion of revenues with existing GS customers in addition to the ramping of new government contract wins through the third quarter, partially offset by delays in certain government contracts during the fourth quarter due to the government shutdown. We expect 2014 revenues to decline over 2013 as a result of the aforementioned strategic decision made by Kforce management with regard to the GS reporting unit to focus its service offerings and efforts on prime integrated business solution services.

The following table details total Flex hours for our Tech, FA and HIM segments and percentage changes over the prior period for the years ended December 31:

(in 000’s)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Tech	10,929	9.0%	10,023	4.2%	9,615
FA	6,550	3.1%	6,352	10.8%	5,731
HIM	1,168	2.6%	1,138	7.3%	1,061

Total hours	18,647	6.5%	17,513	6.7%	16,407

As the GS segment primarily provides solutions-based services as compared to staffing services, Flex hours are not presented above.

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project-based work. Flex billable expenses for each of our segments were as follows for the years ended December 31:

(in $000’s)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Tech	$5,630	(22.0)%	$7,222	58.0%	$4,571
FA	423	(19.7)%	527	(17.8)%	641
HIM	5,245	(17.8)%	6,381	7.2%	5,955
GS	348	(37.4)%	556	(34.7)%	852

Total billable expenses	$11,646	(20.7)%	$14,686	22.2%	$12,019

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues increased 2.5% during the year ended December 31, 2013 as compared to 2012 and increased 9.6% during the year ended December 31, 2012 as compared to 2011. We expect the slight growth in Search to continue in 2014.

Total placements for each segment were as follows for the years ended December 31:

	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Tech	1,222	(7.2)%	1,317	8.7%	1,212
FA	2,449	19.8%	2,044	2.1%	2,001
HIM	23	(42.5)%	40	(45.2)%	73

Total placements	3,694	8.6%	3,401	3.5%	3,286

The average fee per placement for each segment was as follows for the years ended December 31:

	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Tech	$15,695	0.8%	$15,577	6.2%	$14,665
FA	11,946	(8.5)%	13,051	3.5%	12,605
HIM	17,990	49.6%	12,029	65.6%	7,264

Total average placement fee	$13,224	(5.7)%	$14,017	5.8%	$13,244

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

The following table presents, for each segment, the gross profit percentage (gross profit as a percentage of revenues) for the year as well as the increase or decrease over the preceding period, as follows:

	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Tech	29.7%	—	29.7%	1.4%	29.3%
FA	38.6%	1.0%	38.2%	2.1%	37.4%
HIM	32.3%	(9.0)%	35.5%	(0.3)%	35.6%
GS	34.1%	8.6%	31.4%	2.3%	30.7%

Total gross profit percentage	32.1%	—	32.1%	1.6%	31.6%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The increase in Search gross profit from 2012 to 2013 was $1.2 million, composed of a $3.9 million increase in volume, offset by a $2.7 million decrease in rate. The increase in Search gross profit from 2011 to 2012 was $4.2 million, composed of a $1.6 million increase in volume and a $2.6 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage for the years ended December 31:

	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Tech	27.8%	1.1%	27.5%	1.1%	27.2%
FA	30.2%	(0.7)%	30.4%	4.1%	29.2%
HIM	31.9%	(9.1)%	35.1%	0.0%	35.1%
GS	34.1%	8.6%	31.4%	2.3%	30.7%

Total Flex gross profit percentage	29.1%	0.3%	29.0%	1.8%	28.5%

The increase in Flex gross profit from 2012 to 2013 was $20.5 million, composed of a $19.8 million increase in volume and a $0.7 million increase in rate. The increase in Flex gross profit from 2011 to 2012 was $26.0 million, composed of a $21.0 million increase in volume and a $5.0 million increase in rate.

The increase in Flex gross profit percentage of 10 basis points in 2013 from 2012 was primarily driven by the improvement in the spread between our bill rates and pay rates predominately within our GS segment. This improvement was partially offset by a decrease in the Flex gross profit in our HIM segment which was primarily related to investments we are making to retain and train consultants in preparation for future ICD-10 related opportunities. A continued focus for Kforce is to optimize the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will remain flat in 2014 as compared to 2013 as we balance improvement in the spread between our bill rates and pay rates with capturing market demand.

Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2013, 2012 and 2011, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 85.2%. 86.2%, and 87.4%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenues and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses are also generally anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses; as an absolute amount and as a percentage of total net service revenues for the years ended December 31:

(in $000’s)	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$275,881	24.0%	$277,851	25.7%	$239,457	23.8%
Other	48,052	4.1	44,585	4.1	34,615	3.5

Total SG&A	$323,933	28.1%	$322,436	29.8%	$274,072	27.3%

SG&A as a percentage of net service revenues decreased 170 basis points in 2013 compared to 2012. This was primarily attributable to the following:

•	Decrease in compensation, commissions, payroll taxes and benefits cost of 1.7% of net service revenues, which was primarily related to the discretionary acceleration of substantially all of the outstanding and unvested restricted stock and ALTI awards on March 31, 2012. This resulted in incremental compensation expense of $31.3 million, including payroll taxes, that was recorded during the first quarter of 2012. This decrease was partially offset by the impact of the revenue generator headcount additions in 2012 and 2013, as well as the Firm’s execution of a realignment plan during the fourth quarter of 2013.

As mentioned above, the Firm executed an organizational realignment plan, whereby we streamlined the Firm’s leadership and revenue enablers to align a higher percentage of roles closer to the customer. During the fourth quarter, the Firm incurred severance and termination-related charges of $7.1 million as a result of the plan. Additionally, in connection with the realignment and succession planning, the Compensation Committee approved a discretionary bonus of $3.6 million paid to a broad group of senior management during the fourth quarter of 2013. The new alignment has resulted in more significant focus on our revenue generating activities and more streamlined processes and tools that enable us to simplify and improve how we do business with our clients and consultants. Additionally, we believe that this organizational realignment could positively impact our operating margins in 2014.

SG&A as a percentage of net service revenues increased 250 basis points in 2012 compared to 2011. This was primarily attributable to the following:

•	Increase in compensation and benefits cost of 2.0% of net service revenues, which was primarily related to an increase in stock-based compensation expense and related payroll taxes for the acceleration of the vesting for substantially all of the outstanding and unvested restricted stock and ALTI awards on March 31, 2012. This resulted in compensation expense of $31.3 million, including payroll taxes, being recorded during the three months ended March 31, 2012.

•	Decrease in commission expense of 0.2% of net service revenues, which was primarily attributable to a decrease in the estimated annual effective commission rate due to certain changes made to our compensation plans. This decrease was partially offset by the increase in the average revenue generator headcount during 2012 as compared to 2011.

•	Increase in bad debt expense of 0.3% of net service revenues, which was primarily attributable to (i) an increased level of write-offs in the first half of 2012 as compared to 2011 and (ii) a reduction in the allowance for doubtful accounts during 2011 due to positive collection trends.

•	Increase in professional fees of 0.2% of net service revenues as compared to 2011 due to an additional investment in compliance-related activities.

Goodwill Impairment. As discussed above, Kforce management made a strategic business decision during the fourth quarter of 2013 with regard to the GS reporting unit to focus its service offerings and efforts on prime integrated business solution services. As a result of the change in focus, management plans to reallocate existing investments in the business and redirect the business development team to concentrate on a more specific and, in our opinion, a higher quality revenue stream. These plans will ultimately result in the transition away from certain existing revenue streams, specific revenue-generating contracts and opportunities in the business development life cycle that do not fit within the revised strategic scope of service offerings, including pure staff augmentation as well as product sales. This change in strategy, coupled with the lengthy contract procurement cycle within the government sector of approximately 18 months for solutions-based services, led us to expect negative impacts on near-term growth prospects of the GS segment and reductions in revenues and profitability over the next few years.

We believe these circumstances resulted in a possible impairment trigger during the fourth quarter, which was assessed in conjunction with the Firm’s annual goodwill impairment analysis as of December 31, 2013. The step one analysis for the GS reporting unit resulted in the carrying value of invested capital exceeding the fair value of the GS reporting unit, primarily due to the reduction in the forecast. As a result, Kforce performed a step two goodwill impairment test for its GS reporting unit which ultimately resulted in Kforce recording an impairment charge of approximately $14.5 million, with a related tax benefit of approximately $5.2 million, during the fourth quarter of 2013.

During 2012, Kforce took an impairment charge on the GS reporting unit goodwill in the amount of $69.2 million, as previously discussed. Goodwill allocated to the GS reporting unit was $19.0 million and $33.5 million as of December 31, 2013 and 2012, respectively.

A deterioration in the assumptions discussed in Note 6 – “Goodwill and Intangible Assets” to the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, could result in an additional impairment charge.

Depreciation and Amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2013, 2012 and 2011 as well as the increases (decreases) experienced during 2013 and 2012:

(in $000’s)	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
Fixed asset depreciation	$4,325	16.7%	$3,706	(11.7)%	$4,197
Capital lease asset depreciation	1,538	(7.5)	1,662	2.0	1,629
Capitalized software amortization	3,236	(28.3)	4,514	(18.3)	5,527
Intangible asset amortization	747	(17.6)	907	(21.3)	1,152

Total depreciation and amortization	$9,846	(8.7)%	$10,789	(13.7)%	$12,505

Fixed Asset Depreciation: The $0.6 million increase in 2013 is primarily the result of the leasehold improvement additions made during 2013. The $0.5 million decrease in 2012 is primarily the result of certain assets becoming fully depreciated during early 2012.

Capitalized Software Amortization: The $1.3 million decrease in 2013 is primarily the result of several significant capitalized software balances becoming fully amortized during 2013. The $1.0 million decrease in 2012 is related to software becoming fully amortized during 2012.

Other Expense, Net. Other expense, net was $1.2 million in 2013, $1.1 million in 2012, and $1.3 million in 2011, and consists primarily of interest expense related to Kforce’s Credit Facility.

Income Tax Expense (Benefit). For the year ending December 31, 2013, income tax expense as a percentage of income before income taxes (our “effective rate”) was 46.3%, which was impacted by the partially non-deductible goodwill impairment charge and certain other non-deductible expenses. For the year ending December 31, 2012, income tax benefit as a percentage of loss before income taxes (our “effective rate”) was 35.7%. The income tax benefit for 2012 was primarily related to tax benefits associated with the partially deductible goodwill impairment charge taken in 2012. For the year ending December 31, 2011, income tax expense as a percentage of income before income taxes was 36.3%.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations for each of the years ended December 31, 2012 and 2011 includes the consolidated income and expenses of KCR. During the three months ended March 31, 2012, Kforce completed the sale of KCR resulting in a pre-tax gain, including adjustments, of $36.4 million. Included in the determination of the pre-tax gain is approximately $5.5 million of goodwill and transaction expenses totaling approximately $2.2 million, which primarily included commissions, legal fees and transaction bonuses.

Income tax expense as a percentage of income from discontinued operations, before income taxes, for the year ended December 31, 2012 and 2011 were 44.6% and 39.5%, respectively. The increase in the effective income tax rate of discontinued operations during the year ended December 31, 2012 is primarily related to the partially deductible nature of the goodwill impairment charge of $5.5 million.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined by Kforce as net (loss) income before discontinued operations, goodwill impairment (pre-tax) charges, interest, income taxes, depreciation and amortization and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Some of the items that are excluded also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash we may have previously spent with respect to the asset. In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest. We encourage you to evaluate these items and the potential risks of excluding such items when analyzing our financial position.

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the years ended December 31:

(in $000’s) except per share amounts	Years Ended December 31,
	2013	Per Share	2012	Per Share	2011	Per Share
Net income (loss)	$10,787	$0.32	$(13,703)	$(0.38)	$27,156	$0.70
Income from discontinued operations, net of income taxes	—	—	22,009	0.62	8,100	0.21

Income (loss) from continuing operations	$10,787	$0.32	$(35,712)	$(1.00)	$19,056	$0.49
Goodwill impairment, pre-tax	14,510	0.43	69,158	1.93	—	—
Depreciation and amortization	9,846	0.29	10,789	0.30	12,505	0.32
Amortization of restricted stock	2,570	0.08	25,688	0.72	11,819	0.30
Interest expense and other	1,290	0.04	994	0.03	1,272	0.04
Income tax (benefit) expense	9,311	0.28	(19,854)	(0.55)	10,858	0.28
Earnings per share adjustment (1)	—	—	—	(0.01)	—	—

Adjusted EBITDA	$48,314	$1.44	$51,063	$1.42	$55,510	$1.43

(1)	This earnings per share adjustment is necessary to properly reconcile net loss per share on a GAAP basis to Adjusted EBITDA per share.

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing Credit Facility. At December 31, 2013, Kforce had $112.9 million in working capital compared to $72.7 million in 2012. Kforce’s current ratio (current assets divided by current liabilities) was 2.3 at the end of 2013 and 1.7 at the end of 2012. The increase in working capital was primarily due to increases in the accounts receivable and the income tax receivable.

Please see the accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013, 2012 and 2011 in Item 8. Financial Statements and Supplementary Data for a more detailed description of our cash flows. Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) returning capital to our shareholders through our dividend program; (iii) reducing the outstanding balance of our Credit Facility; (iv) repurchasing our common stock; (v) investing in our infrastructure to allow sustainable growth via capital expenditures; and (vi) making strategic acquisitions.

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

The following table presents a summary of our cash flows from operating, investing and financing activities, as follows:

	Years Ended December 31,
(in $000’s)	2013	2012	2011
Cash provided by (used in):
Operating activities	$465	$55,978	$31,240
Investing activities	(8,547)	52,405	(10,090)
Financing activities	7,576	(107,941)	(21,266)

Net (decrease) increase in cash and cash equivalents	$(506)	$442	$(116)

Discontinued Operations

As was previously discussed, Kforce divested KCR on March 31, 2012. The accompanying consolidated statements of cash flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income in 2013 are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation as well as the goodwill impairment charge. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for the three years ended December 31, 2013 in Item 8. Financial Statement and Supplementary Data. When comparing cash flows from operating activities for the years ended December 31, 2013, 2012 and 2011, the primary drivers of cash inflows and outflows are net trade receivables and accounts payable. The decrease in cash provided by operating activities in 2013 compared to 2012 is a result of the increase in account receivable due to the timing of collections.

Investing Activities

Capital expenditures have been made over the years on Kforce’s infrastructure to support the growth in our business. Capital expenditures during 2013, 2012 and 2011, which exclude equipment acquired under capital leases, were $8.1 million, $5.8 million and $6.5 million, respectively.

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

Financing Activities

During 2013, Kforce repurchased common stock totaling $29.8 million, which was comprised of approximately $27.3 million of open market common stock repurchases and common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards, and the settlement of approximately $2.5 million of common stock repurchases from the fourth quarter of 2012. During 2012, Kforce repurchased common stock totaling $44.4 million, which included open market repurchases of common stock of approximately $28.9 million and repurchases of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards of approximately $15.5 million. In 2011, repurchases of common stock were $59.6 million, which included open market repurchases of common stock of approximately $58.1 million and repurchases of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards of approximately $1.5 million.

During the fourth quarter of 2013, Kforce declared and paid a cash dividend of $3.3 million, or $0.10 per share. During the fourth quarter of 2012, Kforce declared and paid a special cash dividend of $35.2 million, or $1.00 per share. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our December 2013 dividend of $0.10 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of our financial performance.

Credit Facility

The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $135 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit. Kforce has a remaining accordion option to increase the borrowing capacity an additional $15 million.

Borrowing availability under the Credit Facility is limited to the remainder of: (a) the lesser of (i) $135.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case; minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of: (a) LIBOR plus an applicable margin based on various factors; or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediately preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11.0 million. Kforce had availability under the Credit Facility of $43.2 million as of December 31, 2013; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. Kforce believes the likelihood of default is remote. The Credit Facility expires September 20, 2016.

As of December 31, 2013 and 2012, $62.6 million and $21.0 million was outstanding under the Credit Facility, respectively. During the three months ended December 31, 2013, maximum outstanding borrowings under the Credit Facility were $62.6 million. As of February 24, 2014, $67.5 million was outstanding and $40 million was available under the Credit Facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2013, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.4 million and for facility lease deposits totaling $0.3 million. Aside from certain obligations more fully described in the Contractual Obligations and Commitments section below, we do not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our Consolidated Financial Statements.

Stock Repurchases

During the year ended December 31, 2012, Kforce repurchased approximately 3.4 million shares of common stock attributable to open market repurchases and shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards at a total cost of approximately $44.4 million. As of December 31, 2012, $39.9 million remained available for future repurchases. On February 1, 2013, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $50.0 million (exclusive of any previously unused authorizations). As a result, $89.9 million remained available for future repurchases as of February 1, 2013. During the year ended December 31, 2013, Kforce repurchased approximately 1.8 million shares of common stock at a total cost of approximately $27.3 million. As of December 31, 2013, $62.6 million remains available for future repurchases.

Contractual Obligations and Commitments

The following table presents our expected future contractual obligations as of December 31, 2013:

	Payments due by period
(in $000’s)	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$12,604	$5,410	$6,003	$1,172	$19
Capital lease obligations	8,082	3,539	4,484	59	—
Credit Facility (a)	62,642	—	62,642	—	—
Interest payable – Credit Facility (b)	2,705	984	1,721	—	—
Purchase obligations	10,787	6,165	4,622	—	—
Liability for unrecognized tax positions (c)	—	—	—	—	—
Deferred compensation plan liability (d)	26,296	3,149	2,126	914	20,107
Other (e)	—	—	—	—	—
Supplemental executive retirement plan (f)	10,538	—	—	—	10,538
Supplement executive retirement health plan (f)	8,537	48	109	146	8,234
Foreign defined benefit pension plan (g)	13,251	—	404	—	12,847

Total	$155,442	$19,295	$82,111	$2,291	$51,745

(a)	The Credit Facility expires in September 2016.
(b)	Kforce’s weighted average interest rate as of December 31, 2013 was 1.57%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the Credit Facility.
(c)	Kforce’s liability for unrecognized tax positions as of December 31, 2013 was $0.4 million. This balance has been excluded from the table above due to the significant uncertainty with respect to expected settlements.
(d)	Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly-compensated key employees may elect to defer part of their compensation to later years. These amounts, which are classified as other accrued liabilities and other long-term liabilities, respectively, are payable based upon the elections of the plan participants (e.g. retirement, termination of employment, change-in-control). Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.
(e)	Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $2.7 million outstanding as security for workers’ compensation and property insurance policies as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15 million under its Credit Facility.
(f)	There is no funding requirement associated with the SERP or the SERHP. Kforce does not currently anticipate funding the SERP or SERHP during 2014. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2013, in the table above. See Note 12 – “Employee Benefit Plans” to the Consolidated Financial Statements for more detail.
(g)	Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2013 in the table above. There is no funding requirement associated with this plan.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.

Income Tax Audits

Kforce is periodically subject to U.S. Internal Revenue Service (“IRS”) audits as well as state and other local income tax audits for various tax years. During 2013, the IRS finished an examination of Kforce’s U.S. income tax return for 2009 with no material adjustments, and no settlements. During 2013, the IRS commenced a Limited Issue Focused Exam of Kforce’s 2010 and 2011 U.S. income tax returns. No material liabilities are expected to result from this ongoing examination. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks, primarily changes in interest rates.

As of December 31, 2013, we had $62.6 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.57% at December 31, 2013. A hypothetical 10% increase in interest rates in effect at December 31, 2013 would have an increase to Kforce’s annual interest expense of less than $0.1 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the year ended December 31, 2013, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kforce Inc.

Tampa, FL

We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Kforce’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
February 27, 2014

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Net service revenues	$1,151,887	$1,082,479	$1,004,747
Direct costs of services	782,275	734,546	687,000

Gross profit	369,612	347,933	317,747
Selling, general and administrative expenses	323,933	322,436	274,072
Goodwill impairment	14,510	69,158	—
Depreciation and amortization	9,846	10,789	12,505

Income (loss) from operations	21,323	(54,450)	31,170
Other (income) expense:
Interest expense	1,302	1,009	1,196
Other (income) expense	(77)	107	60

Income (loss) from continuing operations, before income taxes	20,098	(55,566)	29,914
Income tax expense (benefit)	9,311	(19,854)	10,858

Income (loss) from continuing operations	10,787	(35,712)	19,056
Income from discontinued operations, net of income taxes	—	22,009	8,100

Net income (loss)	10,787	(13,703)	27,156
Other comprehensive income (loss):
Defined benefit pension and postretirement plans, net of tax	3,030	1,337	(2,570)

Comprehensive income (loss)	$13,817	$(12,366)	$24,586

Earnings (loss) per share – basic:
From continuing operations	$0.32	$(1.00)	$0.50
From discontinued operations	$—	$0.62	$0.22

Earnings (loss) per share – basic	$0.32	$(0.38)	$0.72

Earnings (loss) per share – diluted
From continuing operations	$0.32	$(1.00)	$0.49
From discontinued operations	$—	$0.62	$0.21

Earnings (loss) per share – diluted	$0.32	$(0.38)	$0.70

Weighted average shares outstanding – basic	33,511	35,791	37,835
Weighted average shares outstanding – diluted	33,643	35,791	38,831

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	DECEMBER 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$875	$1,381
Trade receivables, net of allowances of $2,028 and $2,153, respectively	179,095	151,570
Income tax refund receivable	7,720	1,750
Deferred tax assets, net	4,662	9,494
Prepaid expenses and other current assets	10,534	7,364

Total current assets	202,886	171,559
Fixed assets, net	36,728	34,883
Other assets, net	30,991	28,038
Deferred tax assets, net	23,270	21,523
Intangible assets, net	4,993	5,736
Goodwill	48,900	63,410

Total assets	$347,768	$325,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$31,821	$36,205
Accrued payroll costs	56,872	50,063
Other current liabilities	1,141	11,564
Income taxes payable	139	1,042

Total current liabilities	89,973	98,874
Long-term debt – credit facility	62,642	21,000
Long-term debt – other	1,364	1,144
Other long-term liabilities	36,556	34,285

Total liabilities	190,535	155,303

Commitments and contingencies (see Note 16)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 69,480 and 68,531 issued, respectively	695	685
Additional paid-in capital	404,600	400,688
Accumulated other comprehensive loss	317	(2,713)
Retained earnings	47,612	40,203
Treasury stock, at cost; 35,751 and 33,980 shares, respectively	(295,991)	(269,017)

Total stockholders’ equity	157,233	169,846

Total liabilities and stockholders’ equity	$347,768	$325,149

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Common stock – shares:
Shares at beginning of period	68,531	68,566	66,542
Issuance of restricted stock, net of forfeitures	882	(105)	1,604
Exercise of stock options and stock appreciation rights	67	70	420

Shares at end of period	69,480	68,531	68,566

Common stock – par value:
Balance at beginning of period	$685	$686	$665
Issuance of restricted stock, net of forfeitures	9	(1)	16
Exercise of stock options and stock appreciation rights	1	—	5

Balance at end of period	$695	$685	$686

Additional paid-in capital:
Balance at beginning of period	$400,688	$372,212	$355,869
Issuance of restricted stock, net of forfeitures	72	36	(16)
Exercise of stock options and stock appreciation rights	597	736	2,854
Income tax benefit from stock-based compensation	399	1,201	1,216
Stock-based compensation expense	2,570	26,243	11,976
Employee stock purchase plan	274	260	313

Balance at end of period	$404,600	$400,688	$372,212

Accumulated other comprehensive income (loss):
Balance at beginning of period	$(2,713)	$(4,050)	$(1,480)
Pension and postretirement plans, net of tax of $1,919, $854 and $1,532, respectively	3,030	1,337	(2,570)

Balance at end of period	$317	$(2,713)	$(4,050)

Retained earnings:
Balance at beginning of period	$40,203	$89,135	$61,979
Net income (loss)	10,787	(13,703)	27,156
Dividend ($0.10, $1.00 and $0.00 per share, respectively)	(3,378)	(35,229)	—

Balance at end of period	$47,612	$40,203	$89,135

Treasury stock – shares:
Shares at beginning of period	33,980	30,644	24,823
Repurchases of common stock	1,812	3,376	5,746
Shares tendered in payment of the exercise price of stock options	—	11	131
Employee stock purchase plan	(41)	(51)	(56)

Shares at end of period	35,751	33,980	30,644

Treasury stock – cost:
Balance at beginning of period	$(269,017)	$(224,868)	$(163,216)
Repurchases of common stock	(27,313)	(44,375)	(59,643)
Shares tendered in payment of the exercise price of stock options	—	(161)	(2,401)
Employee stock purchase plan	339	387	392

Balance at end of period	$(295,991)	$(269,017)	$(224,868)

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$10,787	$(13,703)	$27,156
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(36,418)	—
Goodwill and intangible asset impairment	14,510	69,158	—
Deferred income tax (benefit) provision, net	1,166	(17,136)	653
Provision for (recovery of) bad debts on accounts receivable and other accounts receivable reserves	546	1,860	(925)
Depreciation and amortization	9,846	10,862	12,694
Stock-based compensation	2,570	25,740	11,976
Pension and postretirement benefit plans expense	3,237	4,505	4,369
Amortization of deferred financing costs	90	92	139
Tax benefit attributable to stock-based compensation	399	1,201	1,216
Excess tax benefit attributable to stock-based compensation	(110)	(1,130)	(878)
Deferred compensation liability increase (decrease), net	3,994	2,111	(634)
(Gain) loss on cash surrender value of Company-owned life insurance	(3,690)	(1,797)	1,733
Other	257	55	251
(Increase) decrease in operating assets, net of acquisitions:
Trade receivables, net	(28,071)	4,298	(25,332)
Income tax refund receivable	(5,970)	(1,500)	5,425
Prepaid expenses and other current assets	(3,170)	(2,246)	(380)
Other assets, net	(57)	244	75
Increase (decrease) in operating liabilities, net of acquisitions:
Accounts payable and other current liabilities	(12,471)	10,913	(4,576)
Accrued payroll costs	7,422	(241)	1,395
Income taxes payable	(903)	807	(15)
Other long-term liabilities	83	(1,697)	(3,102)

Cash provided by operating activities	465	55,978	31,240

Cash flows from investing activities:
Capital expenditures	(8,145)	(5,846)	(6,495)
Proceeds from disposition of business, net of cash	—	55,446	—
Proceeds from the sale of assets held within the Rabbi Trust	3,278	4,259	—
Purchase of assets held within the Rabbi Trust	(3,697)	(1,460)	(3,440)
Other	17	6	(155)

Cash (used in) provided by investing activities	(8,547)	52,405	(10,090)

Cash flows from financing activities:
Proceeds from bank line of credit	591,688	241,973	488,468
Payments on bank line of credit	(550,081)	(270,499)	(449,767)
Payments of capital expenditure financing	(1,452)	(1,802)	(1,497)
Payments of deferred loan financing costs	—	—	(450)
Short-term vendor financing	(180)	253	287
Proceeds from exercise of stock options	598	575	458
Excess tax benefit attributable to stock-based compensation	110	1,130	878
Repurchases of common stock	(29,810)	(44,375)	(59,643)
Cash dividend	(3,297)	(35,196)	—

Cash provided by (used in) financing activities	7,576	(107,941)	(21,266)

Change in cash and cash equivalents	(506)	442	(116)
Cash and cash equivalents at beginning of year	1,381	939	1,055

Cash and cash equivalents at end of year	$875	$1,381	$939

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. Summary of Significant Accounting Policies

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised approximately 2% of net service revenues for each of the three years ended December 31, 2013 and are included in our Tech segment.

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

Accounts receivable reserves as a percentage of gross accounts receivable was 1.1% and 1.4% as of December 31, 2013 and December 31, 2012, respectively.

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

Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years, inclusive of renewal periods. In addition, our GS segment generates substantially all of its revenues under time-and-materials (which account for the majority of this segment’s contracts), fixed-price and cost-plus arrangements. Our GS segment does not generate any Search fees. Except as provided below, Kforce considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured.

•	Revenues for time-and-materials contracts, which accounts for approximately 73% of this segment’s revenue, are recorded based on contractually established billing rates at the time services are provided.

•	Revenues on fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 15% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when applicable. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

•	Revenue on cost-plus arrangements is recognized based on allowable costs incurred plus an estimate of the applicable fees earned. Approximately 12% of this segment’s revenues are recognized under these arrangements.

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

Fair Value Measurements

Kforce uses the framework established by the Financial Accounting Standards Board (“FASB”) for measuring fair value and disclosures about fair value measurements. Kforce uses fair value measurements in areas that include, but are not limited to: the impairment testing of goodwill and long-lived assets; share-based compensation arrangements; valuing the investment in bond mutual funds within the Kforce’s deferred compensation plan; our debt and capital lease obligations. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

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

Goodwill and Other Intangible Assets

Goodwill

Kforce performs a goodwill impairment analysis, using the two-step analysis method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable unless it is determined, based upon a review of the qualitative factors of a reporting unit, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Under the two-step analysis method, the recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its operating segments; by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce determines the fair market value of its reporting units based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approach under both the guideline company method and guideline transaction method (collectively, the “market approach”). Fair market value using the income approach is based on Kforce’s estimated future cash flows on a discounted basis. The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the determination of comparable companies, assumptions related to forecasted operating results, discount rates, long-term growth rates, and market multiples. Changes in economic or operating conditions, or changes in Kforce’s business strategies, that occur after the annual impairment analysis and which impact these assumptions, may result in a future goodwill impairment charge, which could be material to Kforce’s consolidated financial statements.

Other Intangible Assets

Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete and employment agreements, contractual relationships, customer contracts, and a trade name and trademark. For definite-lived intangible assets, Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the period of expected benefit, which ranges from one to 15 years. The impairment evaluation for indefinite-lived intangible assets, which for Kforce consist of a trademark and trade name, is conducted on an annual basis or more frequently if events or changes in circumstances indicate that an asset may be impaired.

Impairment of Long-Lived Assets

Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceed the fair value of the assets, as determined based on the present value of projected future cash flows.

Capitalized Software

Kforce purchases, develops, and implements new computer software to enhance the performance of our Company-wide technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $970, $1,718 and $2,876 during the years ended December 31, 2013, 2012 and 2011, respectively. Capitalized software development costs are classified as other assets, net in the accompanying consolidated balance sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.

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

Stock-Based Compensation

Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the requisite service period, net of estimated forfeitures. If the actual number of forfeitures differs from those estimated, additional adjustments to compensation expense may be required in future periods.

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

Health Insurance

Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $275 in claims annually. Additionally, for all claim amounts exceeding $275, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $500. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and IBNR claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.

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

Earnings per Share

Basic earnings (loss) per share is computed as earnings (loss) divided by the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding excludes unvested shares of restricted stock. Diluted earnings (loss) per common share is computed by dividing the earnings (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive. Weighted average shares outstanding for purposes of computing diluted earnings per common share excludes contingently issuable unvested restricted stock unless the performance condition has been achieved as of the end of the applicable reporting period.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three years ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations	$10,787	$(35,712)	$19,056
Income from discontinued operations, net of tax	—	22,009	8,100

Net income (loss)	$10,787	$(13,703)	$27,156

Denominator:
Weighted average shares outstanding – basic	33,511	35,791	37,835
Common stock equivalents	132	—	996

Weighted average shares outstanding – diluted	33,643	35,791	38,831

Earnings (loss) per share – basic:
From continuing operations	$0.32	$(1.00)	$0.50
From discontinued operations	—	0.62	0.22

Earnings (loss) per share – basic	$0.32	$(0.38)	$0.72

Earnings (loss) per share – diluted:
From continuing operations	$0.32	$(1.00)	$0.49
From discontinued operations	—	0.62	0.21

Earnings (loss) per share – diluted	$0.32	$(0.38)	$0.70

For the year ended December 31, 2011, the total weighted average awards to purchase or receive 33 shares of common stock was not included in the computation of diluted earnings per share, because these would have had an anti-dilutive effect on earnings per share. Given that Kforce had a loss from continuing operations for the year ended December 31, 2012, the calculation of diluted loss per share from continuing operations, earnings from discontinued operations, and net loss is computed using basic weighted average common shares outstanding. For the year ended December 31, 2013, there were no shares of common stock excluded from the computation of diluted earnings per share.

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

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) represents the net after-tax impact of unrecognized actuarial gains and losses related to: (i) the supplemental executive retirement plan and supplemental executive retirement health plan, both of which cover a limited number of executives and (ii) a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of December 31, 2013, the actuarial gains and losses arise as a result of the actuarial experience of the plans as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. This information is provided in our consolidated statements of operations and comprehensive income (loss).

Dividends

Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price, and have the same vesting terms as the outstanding and unvested restricted stock. The following summarizes the cash dividends declared for the three years ended December 31:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Cash dividends declared per share	$0.10	$1.00	—

Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to its December 2013 dividend of $0.10 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of the Firm’s financial performance.

New Accounting Standards

In July 2013, the FASB issued authoritative guidance regarding presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is to be applied for annual reporting periods beginning on or after December 15, 2013 and interim periods within those annual periods. Kforce does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements.

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

In connection with the closing of the sale, Kforce entered into a Transition Services Agreement (“TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 18 months from the Closing Date. Services provided by Kforce under the TSA ceased during the three months ended June 30, 2013.The fees for a significant majority of these services were generally equivalent to Kforce’s cost.

In accordance with the SPA, Kforce was obligated to indemnify the Purchaser for certain losses, as defined, in excess of $375 although this deductible did not apply to certain losses. Kforce’s obligations under the indemnification provisions of the SPA, with the exception of certain items, ceased 18 months from the Closing Date and were limited to an aggregate of $5,000 although this cap did not apply to certain losses. While it cannot be certain, Kforce believes any exposure under the indemnification provisions is remote, particularly given that the 18 month time period for general indemnification claims has now passed, and, as a result, Kforce has not recorded a liability as of December 31, 2013.

The financial results of KCR have been presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive income (loss). The following summarizes the results from discontinued operations for the two years ended December 31:

	YEARS ENDED DECEMBER 31,
	2012	2011
Net service revenues	$29,808	$106,172
Direct costs of services and operating expenses	26,491	92,775

	3,317	13,397
Gain on sale of discontinued operations	36,418	—

Income from discontinued operations, before income taxes	39,735	13,397
Income tax expense	17,726	5,297

Income from discontinued operations, net of income taxes	$22,009	$8,100

Additionally, in connection with the servicing of the TSA, approximately $2,658 was due to the Purchaser from Kforce as of December 31, 2012 and is classified within accounts payable and other accrued liabilities in the consolidated balance sheet. This was paid during 2013.

Acceleration of Equity Awards

In connection with the disposition of KCR as described above, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested restricted stock and alternative long-term incentive awards (“ALTI”) effective March 31, 2012. Kforce recognized a tax benefit from the acceleration of the vesting of restricted stock and ALTI. The acceleration resulted in the recognition of previously unrecognized compensation expense during the quarter ended March 31, 2012 of $31,297, which included $784 of payroll taxes. This expense was classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

3. Fixed Assets

Major classifications of fixed assets and related useful lives are summarized as follows:

		DECEMBER 31,
	USEFUL LIFE	2013	2012
Land		$5,892	$5,892
Building and improvements	5-40 years	25,191	25,121
Furniture and equipment	5-7 years	9,701	8,232
Computer equipment	3-5 years	8,966	7,269
Leasehold improvements	3-5 years	6,894	4,720
Capital leases	3-5 years	4,306	5,902

		60,950	57,136
Less accumulated depreciation and amortization		(24,222)	(22,253)

		$36,728	$34,883

Depreciation and amortization expense during the years ended December 31, 2013, 2012 and 2011 was $5,863, $5,368 and $5,826, respectively.

4. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Current:
Federal	$7,119	$(1,238)	$8,784
State	1,026	(1,097)	1,244
Deferred	1,166	(17,519)	830

	$9,311	$(19,854)	$10,858

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	4.2	4.7	3.3
Non-deductible goodwill impairment	2.4	(4.1)	—
Non-deductible meals and entertainment	2.9	(0.7)	1.0
Other	1.8	0.8	(3.0)

Effective tax rate	46.3%	35.7%	36.3%

Deferred income tax assets and liabilities are composed of the following:

	DECEMBER 31,
	2013	2012
Deferred taxes, current:
Assets:
Accounts receivable reserves	$779	$859
Accrued liabilities	2,902	3,795
Deferred compensation obligation	1,111	917
Pension and postretirement benefit plans	19	4,191
Other	75	71

Deferred tax assets, current	4,886	9,833
Liabilities:
Prepaid expenses	(224)	(339)

Deferred tax asset, net – current	4,662	9,494

Deferred taxes, non-current:
Assets:
Accrued liabilities	579	258
Deferred compensation obligation	6,896	6,622
Stock-based compensation	773	356
Pension and postretirement benefit plans	4,916	5,563
Goodwill and intangible assets	11,750	10,142
Deferred revenue	106	54
Other	1,531	2,140

Deferred tax assets, non-current	26,551	25,135
Liabilities:
Fixed assets	(2,693)	(2,659)
Other	(503)	(868)

Deferred tax liabilities, non-current	(3,196)	(3,527)

Valuation allowance	(85)	(85)

Deferred tax asset, net – non-current	23,270	21,523

Net deferred tax asset	$27,932	$31,017

At December 31, 2013, Kforce had approximately $20,907 of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2032.

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

Kforce is periodically subject to U.S. Internal Revenue Service (“IRS”) audits as well as state and other local income tax audits for various tax years. During 2013, the IRS finished an examination of Kforce’s U.S. income tax return for 2009 with no material adjustments, and no settlements. During 2013, the IRS commenced a Limited Issue Focused Exam of Kforce’s 2010 and 2011 U.S. income tax returns. No material liabilities are expected to result from this ongoing examination. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.

Uncertain Income Tax Positions

An uncertain income tax position taken on the income tax return must be recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31,
	2013	2012	2011
Beginning balance	$133	$72	$191
Additions for tax positions of prior years	269	36	10
Additions for tax positions of current year	25	25	38
Reductions for tax positions of prior years – lapse of applicable statutes	(24)	—	(82)
Settlements	—	—	(85)

Ending balance	$403	$133	$72

The entire amount of these unrecognized tax benefits as of December 31, 2013, if recognized, would not significantly impact the effective tax rate. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.

Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Global files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2009.

5. Other Assets

	DECEMBER 31,
	2013	2012
Assets held in Rabbi Trust	$24,910	$20,801
Capitalized software, net of amortization	5,472	6,729
Deferred loan costs, net of amortization	288	345
Other non-current assets	321	163

	$30,991	$28,038

As of December 31, 2013, the assets held in Rabbi Trust were $24,910, which was comprised of $24,041 related to the cash surrender value of life insurance policies and $869 of money market funds. As of December 31, 2012, the assets held in Rabbi Trust were $20,801, which was comprised of $16,677 related to the cash surrender value of life insurance policies and $4,124 of bond mutual funds. The cash surrender value of Company-owned life insurance policies relates to policies maintained by Kforce on certain participants in its deferred compensation plan, which, in conjunction with the money market funds, could be used to fund the related obligations (Note 12).

Kforce capitalized software purchases as well as direct costs associated with software developed for internal use of approximately $2,244 and $2,429 during the years ended December 31, 2013 and 2012, respectively. Accumulated amortization of capitalized software was $34,816 and $31,861 as of December 31, 2013 and 2012, respectively. Amortization expense of capitalized software during the years ended December 31, 2013, 2012 and 2011 was $3,236, $4,587 and $5,716, respectively.

6. Goodwill and Other Intangible Assets

Goodwill

The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the two years ended December 31, 2013:

	Technology	Finance and Accounting	Clinical Research	Health Information Management	Government Solutions	Total
Balance as of December 31, 2011	$17,034	$8,006	$5,474	$4,923	$102,641	$138,078
Adjustment	—	—	36	(36)	—	—
Disposition of KCR (a)	—	—	(5,510)	—	—	(5,510)
Impairment of goodwill	—	—	—	—	(69,158)	(69,158)

Balance as of December 31, 2012	$17,034	$8,006	$—	$4,887	$33,483	$63,410
Impairment of goodwill	—	—	—	—	(14,510)	(14,510)
Balance as of December 31, 2013	$17,034	$8,006	$—	$4,887	$18,973	$48,900

(a)	See Note 2 – “Discontinued Operations” for additional discussion.

Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2013 and 2012. During the impairment test performed on December 31, 2012, Kforce compared the carrying value of the GS reporting unit to its estimated fair value and for the Tech, FA and HIM reporting units performed a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units was less than its carrying amount. Kforce concluded there were no indications of impairment for its Tech, FA, HIM or GS reporting units during the December 31, 2012 annual impairment tests.

As of March 31, June 30, and September 30, 2013, as part of our customary quarterly procedures, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was not an indication that the carrying values of any of our reporting units were likely impaired. During the fourth quarter of 2013, Kforce management made a strategic business decision with regard to the GS segment to focus its service offerings and efforts on prime integrated business solution services. As a result of this change in focus, management plans to reallocate existing investments in the business and redirect the business development team to concentrate on a more specific and, in our opinion, a higher quality revenue stream. These plans will ultimately result in the transition away from certain existing revenue streams, specific revenue-generating contracts and opportunities in the business development life cycle that do not fit within the revised strategic scope of service offerings, including pure staff augmentation as well as product sales. The change in strategy, coupled with the lengthy contract procurement cycle within the government sector of approximately 18 months for solution-based services, changed our expectations for the forecast, and is now is expected to have a negative impact on near-term growth prospects of the GS segment. We believe that these circumstances indicated a possible impairment trigger during the fourth quarter, which was assessed in conjunction with the annual impairment test.

During the annual impairment test performed as of December 31, 2013 for our Tech, FA and HIM reporting units, Kforce assessed the qualitative factors of each reporting unit to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying amount, including goodwill. Based upon the qualitative assessments for our Tech and FA reporting units, it was determined that it was not more likely than not that the fair value of the reporting units were less than the carrying values. For our HIM reporting unit, a quantitative, or step one, analysis was deemed appropriate as a result of the deterioration in the operating results as compared to previous forecasts.

For our GS and HIM reporting units, we compared the respective carrying values to their estimated fair value based on a weighting of both the income approach and the market approaches. Discounted cash flows, which serve as the primary basis for the income approach, were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. For the GS reporting unit, the discrete financial forecast includes certain adjustments of costs that Kforce believes a market participant buyer, such as a large government contractor, would incur to operate the GS reporting unit. A terminal value growth rate of 3% was used for both the GS and the HIM reporting units. The income approach valuation included the cash flow discount rate, representing the GS and HIM reporting units’ weighted average cost of capital of 17% and 17.5%, respectively. This weighted average cost of capital includes a specific company risk premium of 2% for both GS and HIM.

As previously mentioned, the market approaches consist of the (i) guideline company method and (ii) guideline transaction method. The guideline company method applies pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit to determine its value. To calculate fair values under the guideline company method, Kforce utilized enterprise value/revenue multiples ranging from 0.4x to 0.5x and 0.3x to 0.6x and enterprise value/EBITDA multiples ranging from 4.4x to 6.9x and 5.4x to 13.5x for GS and HIM, respectively. Additionally, the fair value under the guideline company method included a control premium ranging of 40% and 10% for GS and HIM respectively, which was determined based on a review of comparative market transactions.

The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. To calculate fair values under the guideline transaction method, Kforce utilized enterprise value/revenue multiples ranging from 0.6x to 2.0x and 0.2x to 0.8x and enterprise value/EBITDA multiples ranging from 5.8x and 18.7x and from 4.7x to 19.7x, respectively for the GS and HIM reporting units. Kforce used the enterprise value to EBITDA ratio due to it being the predominant measure used in the marketplace to value this type of business. Publicly available information regarding the market capitalization of Kforce was also considered in assessing the reasonableness of the cumulative fair values of our reporting units.

Upon completion of the first step of the goodwill impairment analysis as of December 31, 2013 for our HIM reporting unit, it was determined the fair value exceeded its carrying value by 156%. For the GS reporting unit, the results of the first step of the goodwill impairment analysis as of December 31, 2013 indicated that the fair value was 73% of its carrying value; therefore, impairment was indicated. Because indicators of impairment existed, we commenced the second step of the goodwill impairment analysis to determine the implied fair value of goodwill for the reporting unit, which was determined in the same manner utilized to estimate the amount of goodwill recognized in a business combination. As part of the second step of the impairment analysis performed as of December 31, 2013, we calculated the fair value of certain assets, including trade names and customer relationships. The implied fair value of goodwill was measured as the excess of the fair value of the GS reporting unit over the amounts assigned to its assets and liabilities. The goodwill impairment loss for the reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded an impairment charge of $14,510 which is presented separately in the consolidated statements of operations and comprehensive income (loss). A tax benefit in the amount of $5,160 was recorded related to the goodwill impairment charge.

During the three months ended June 30, 2012, due to certain adverse effects of events and indications during that time period, Kforce believed that a triggering event occurred within our GS reporting unit during the quarter. As a result, Kforce performed an interim goodwill impairment analysis for its GS reporting unit as of June 30, 2012, which resulted in an indication of impairment and Kforce recording an estimated impairment charge. Due to the complexity of the second step of the impairment analysis, Kforce completed the analysis during the fourth quarter of 2012. Based on this assessment, we recorded an impairment charge of $69,158 which included a related tax benefit of $24,670 during the year ended December 31, 2012. This impairment charge included an incremental adjustment of $3,858 with a related tax benefit of $1,405 resulting from the completion of the second step analysis during the fourth quarter of 2012.

Total goodwill impairment for the years ending December 31, 2013, 2012 and 2011 was $14,510, $69,158 and $0, respectively.

The following table contains a disclosure of the gross amount and accumulated impairment losses of goodwill for Tech, FA and GS reporting units for the two years ended December 31, 2013:

	Goodwill Carrying Value by Reporting Unit as of:
	December 31, 2013	December 31, 2012	January 1, 2012
Technology
Gross amount	$156,391	$156,391	$156,391
Accumulated impairment losses	$(139,357)	$(139,357)	$(139,357)

Carrying value	$17,034	$17,034	$17,034

Finance and Accounting
Gross amount	$19,766	$19,766	$19,766
Accumulated impairment losses	$(11,760)	$(11,760)	$(11,760)

Carrying value	$8,006	$8,006	$8,006

Government Solutions
Gross amount	$102,641	$102,641	$102,641
Accumulated impairment losses	$(83,668)	$(69,158)	$—

Carrying value	$18,973	$33,483	$102,641

There has been no impairment charges recognized for the HIM reporting unit. As a result, the carrying value of goodwill for each of the two years ended December 31, 2013 and 2012 represents the gross amount of goodwill attributable to the reporting unit.

Other Intangible Assets

The gross and net carrying values of intangible assets as of December 31, 2013 and 2012, by major intangible asset class, are as follows:

	December 31, 2013	December 31, 2012
Definite-lived intangible assets
Customer relationships, customer contracts, and other
Gross amount	$27,940	$27,936
Accumulated amortization	$(25,187)	$(24,440)

Carrying value	$2,753	$3,496

Indefinite-lived intangible assets
Trade name and trademark
Gross amount	$2,240	$2,240
Accumulated impairment losses	$—	$—

Carrying value	$2,240	$2,240

Amortization expense on intangible assets for each of the three years ended December 31, 2013, 2012, and 2011 was $747, $907 and $1,152, respectively. Amortization expense for 2014, 2015, 2016, 2017 and 2018 is expected to be $634, $634, $457, $209 and $209, respectively.

There was no impairment expense related to indefinite-lived intangible assets during the years ended December 31, 2013, 2012 or 2011.

7. Accounts Payable and Other Accrued Liabilities

Accounts payable and other accrued liabilities consisted of the following:

	DECEMBER 31,
	2013	2012
Accounts payable	$19,445	$22,653
Accrued liabilities	12,376	13,552

	$31,821	$36,205

Kforce utilizes a major procurement card provider to pay certain of its corporate trade payables. The balance owed to this provider for these transactions as of December 31, 2013 and 2012 was $695 and $875, respectively, and has been included in accounts payable and other accrued liabilities in the accompanying consolidated balance sheets. The cash flows associated with these transactions have been presented as a financing activity in the accompanying consolidated statement of cash flows.

8. Accrued Payroll Costs

Accrued payroll costs consisted of the following:

	DECEMBER 31,
	2013	2012
Payroll and benefits	$43,059	$36,172
Payroll taxes	9,111	9,246
Health insurance liabilities	2,993	3,114
Workers’ compensation liabilities	1,709	1,531

	$56,872	$50,063

9. Other Current Liabilities

Other current liabilities consisted of the following:

	DECEMBER 31,
	2013	2012
Supplemental executive retirement plan (Note 12)	$—	$10,682
Other	1,141	882

	$1,141	$11,564

10. Credit Facility

On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. This was amended on March 30, 2012 in connection with the divestiture of KCR and was amended on December 27, 2013 (as amended to date, the “Credit Facility”) through the execution of a Second Amendment and Joinder resulting in the increase in the borrowing capacity from $100 million to $135 million by executing the accordion feature under the Credit Facility. Kforce has a remaining accordion option of $15 million. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving credit facility of up to $135 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the Credit Facility for letters of credit.

Borrowing availability under the Credit Facility is limited to the remainder of (a) the lesser of (i) $135 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the Credit Facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.25%. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the Credit Facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at Kforce’s corporate headquarters in Tampa, Florida. Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11 million. Kforce had availability under the Credit Facility of $43.2 million as of December 31, 2013; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. Kforce believes the likelihood of default is remote. The Credit Facility expires September 20, 2016.

As of December 31, 2013 and 2012, $64,642 and $21,000 was outstanding under the Credit Facility, respectively.

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	DECEMBER 31,
	2013	2012
Deferred compensation plan (Note 12)	$22,247	$19,115
Supplemental executive retirement plan (Note 12)	7,852	8,976
Supplemental executive retirement health plan (Note 12)	2,627	3,554
Other	3,830	2,640

	$36,556	$34,285

12. Employee Benefit Plans

Alternative Long-Term Incentive

On January 3, 2012, Kforce granted to certain executive officers an ALTI as the result of certain performance criteria established in 2011 being met, which was to be initially measured over three tranches having periods of 12, 24, and 36 months, respectively. The terms of the grants specified that the ultimate annual payouts would be based on: (a) Kforce’s common stock price changes each year relative to its peer group or (b) the achievement of other market conditions contained in the terms of the award.

As discussed within Note 2 – “Discontinued Operations,” the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. The accelerated ALTI of $9,805 was paid in April 2012. Kforce recognized total compensation expense related to ALTI $9,805 during the year ended December 31, 2012. No compensation expense related to ALTIs was recorded during the years ended December 31, 2013 or 2011.

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

Kforce accrued matching contributions of $973 and $1,139 for the above plans as of December 31, 2013 and 2012, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held a combined 317 and 363 shares of Kforce’s common stock as of December 31, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Kforce’s employee stock purchase plan allows all eligible employees to purchase Kforce’s common stock at a 5% discount from its market price at the end of a rolling three-month offering period. Kforce issued 41, 51 and 56 shares of common stock at an average purchase price of $14.88, $12.55 and $12.64 per share during the years ended December 31, 2013, 2012 and 2011, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.

Deferred Compensation Plan

Kforce has a Non-Qualified Deferred Compensation Plan (the “Kforce NQDC Plan”) and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (the “GS NQDC Plan”), pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At December 31, 2013 and 2012, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $3,149 and $1,699, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $22,247 and $19,115 as of December 31, 2013 and 2012, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. Compensation expense of $578, $648 and $1,358 was recognized for the plans for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee distributions are being funded through proceeds from the sale of assets held within our Rabbi Trust. The fair value of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, money market funds and bond mutual funds, was $24,910 and $20,801 as of December 31, 2013 and 2012, respectively, and is recorded in Other assets, net in the accompanying consolidated balance sheet. For the years ended December 31, 2013 and 2012, there was $15 in losses and $519 in gains, respectively, attributable to the investments in trading securities, including both money market funds and bond mutual funds, which is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). The Firm held no trading securities, and as such, recorded no gains or losses during the year ended December 31, 2011.

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

The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2013, 2012 and 2011, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 5.0%, 6.0% and 7.40%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2013, 2012 and 2011 was 3.0%, 3.0% and 5.0%, respectively, and was based on historical compensation increases as well as future expectations. The Company applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the years ended December 31, 2013, 2012 and 2011, net periodic benefit cost was $92, $128 and $189, respectively.

As of December 31, 2013 and 2012, the projected benefit obligation associated with our foreign defined benefit pension plan was $1,434 and $1,187, respectively, which is classified in other long-term liabilities in the accompanying consolidated balance sheets.

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

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2013, Kforce has assumed that all participants will elect to take the lump sum present value option based on historical trends.

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2013	2012
Discount rate	3.75%	2.50%
Expected long-term rate of return on plan assets	—	—
Rate of future compensation increase	4.00%	3.75%

The following represents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2013	2012	2011
Discount rate	2.50%	3.25%	4.00%
Expected long-term rate of return on plan assets	—	—	—
Rate of future compensation increase	4.00%	4.00%	4.00%

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

Due to the SERP being unfunded as of December 31, 2013 and 2012, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and the current market conditions. The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases for its NEOs and future target compensation levels for its NEOs taking into account the NEOs’ assumed retirement date.

The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, Kforce monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.

Net Periodic Benefit Cost

The following represents the components of net periodic benefit cost for the years ended:

	DECEMBER 31,
	2013	2012	2011
Service cost	$2,018	$2,087	$3,248
Interest cost	471	560	482
Amortization of actuarial loss	97	164	76
Settlement loss	24	—	—

Net periodic benefit cost	$2,610	$2,811	$3,806

Changes in Benefit Obligation

The following represents the changes in the benefit obligation for the years ended:

	DECEMBER 31,
	2013	2012
Projected benefit obligation, beginning	$19,658	$17,230
Service cost	2,018	2,087
Interest cost	471	560
Actuarial experience and changes in actuarial assumptions	(1,475)	(219)
Curtailment	(2,138)	—
Benefits Paid	(10,682)	—

Projected benefit obligation, ending	$7,852	$19,658

During the three months ended December 31, 2013, in connection with the Firm’s organizational realignment, two participants in the SERP were terminated, resulting in a curtailment of $2,138 to the projected benefit obligation. Additionally, during the three months ended December 31, 2013, Kforce made a lump sum payment to a participant in the SERP of $10,682 as a result of the participant’s separation from service on June 1, 2013, as previously announced. The current portion of the present value of the projected benefit obligation (as recorded in other current liabilities in the accompanying consolidated balance sheets) was $0 and $10,682 as of December 31, 2013 and 2012, respectively. The long-term portion of the present value of the projected benefit obligation as of December 31, 2013 and 2012 was $7,852 and $8,976, respectively, and is recorded in other long-term liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 2012, there were no payments made under the SERP.

Contributions

There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2013. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2014.

Estimated Future Benefit Payments

Benefit payments by the SERP, which reflect the anticipated future service of participants, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2014	$—
2015	—
2016	—
2017	—
2018	—
2019-2023	7,494
Thereafter	3,044

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

Actuarial Assumptions

The following represents the actuarial assumptions used to determine the present value of the postretirement benefit obligation at:

	DECEMBER 31,
	2013	2012
Discount rate	5.00%	3.75%
Expected long-term rate of return on plan assets	—	—

The following represents the actuarial assumptions used to determine the net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2013	2012	2011
Discount rate	3.75%	4.00%	5.25%
Expected long-term rate of return on plan assets	—	—	—

The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable.

Due to the SERHP being unfunded as of December 31, 2013 and 2012, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and current market conditions.

The following represents the assumed health care cost trend rates used to determine the postretirement benefit obligations for the years ended:

	DECEMBER 31,
	2013	2012
Health care cost trend rate assumed for next year	7.5%	7.50%
Rate to which the cost trend rate is assumed to decline to (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017

Assumed health care cost trend rates can have a significant effect on the amounts reported for the SERHP. A one percent change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect of total of service and interest cost	$73	$(59)
Effect on postretirement benefit obligation	$459	$(374)

Net Periodic Postretirement Benefit Cost

The following represents the components of net periodic postretirement benefit cost for the years ended:

	DECEMBER 31,
	2013	2012	2011
Service cost	$649	$919	$324
Interest cost	134	150	47
Amortization of actuarial loss	86	272	6
Curtailment gain	(359)	—	—

Net periodic benefit (gain) cost	$510	$1,341	$377

Changes in Postretirement Benefit Obligation

The following represents the changes in the postretirement benefit obligation for the years ended:

	DECEMBER 31,
	2013	2012
Accumulated postretirement benefit obligation, beginning	$3,574	$3,764
Service cost	649	919
Interest cost	134	150
Actuarial experience and changes in actuarial assumptions	(834)	(1,259)
Curtailment	(785)	—
Benefits Paid	(64)	—

Accumulated postretirement benefit obligation, ending	$2,674	$3,574

During the three months ended December 31, 2013, in connection with the Firm’s organizational realignment, two participants in the SERHP were terminated, resulting in a curtailment of $785 to the projected benefit obligation and in the recognition of a curtailment gain of $359 recorded in selling, general and administrative expenses in the corresponding consolidated statement of operations and comprehensive income (loss). The current portion of the accumulated postretirement benefit obligation as recorded in other current liabilities in the accompanying consolidated balance sheets was $47 and $20 as of December 31, 2013 and 2012, respectively. The long-term portion of the accumulated postretirement benefit obligation as of December 31, 2013 and 2012 is $2,627 and $3,554, respectively, and is recorded in other long-term liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 2012, there were no payments made under the SERHP.

Estimated Future Benefit Payments

Benefit payments by the SERHP, which reflect anticipated future service of the participants, are expected to be paid (undiscounted) as follows:

PROJECTED ANNUAL BENEFIT PAYMENTS
2014	$48
2015	52
2016	57
2017	70
2018	76
2019-2023	743
Thereafter	7,491

Pretax amounts recognized in accumulated other comprehensive income (loss) as of December 31, 2013 that have not yet been recognized as components of net periodic benefit cost for all of Kforce’s defined benefit pension and postretirement plans, including the foreign defined benefit plan, consist entirely of actuarial gains and losses arising from the actuarial experience of the plans and changes in actuarial assumptions, as follows:

	Pensions	Postretirement
Net pretax actuarial gain	$304	$234

The estimated portion of the net actuarial loss above that is expected to be recognized as a component of net periodic benefit cost in the year ending December 31, 2014 is shown below:

	Pensions	Postretirement
Recognized net actuarial loss (gain)	$11	$—

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

The underlying investments within Kforce’s deferred compensation plans have included money market funds and bond mutual funds, which are held within the Rabbi Trust. The assets previously in bond mutual funds as of December 31, 2012 are now held in money market funds as of December 31, 2013. Assets held within the money market funds and bond mutual funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2013 and 2012. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

Kforce’s measurements at fair value on a recurring and non-recurring basis as of December 31, 2013 and 2012 were as follows:

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2013:
Recurring basis:
Money market funds (1)	$869	$869	$—	$—
Credit Facility (2)	$(62,642)	$—	$(62,642)	$—
Non-recurring basis:
Goodwill (3)	$48,900	$—	$—	$48,900

As of December 31, 2012:
Recurring basis:
Bond mutual funds (1)	$4,124	$4,124	$—	$—
Credit Facility (2)	$(21,000)	$—	$(21,000)	$—
Non-recurring basis:
Goodwill (3)	$63,410	$—	$—	$63,410

(1)	See Note 12 – “Employee Benefit Plans” and Note 5 – “Other Assets” for additional discussion.
(2)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates.
(3)	This amount is representative of the aggregated goodwill balance. The portion measured at fair value as of December 31, 2013 and 2012 of $18,973 and $38,483, respectively, was related to the GS segment. The remaining portion of the goodwill balance presented is at carrying value. See Note 6 – “Goodwill and Other Intangible Assets” for additional discussion.

14. Stock Incentive Plans

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

The 2013 Stock Incentive Plan and 2006 Stock Incentive Plan allow for the issuance of stock options, stock appreciation rights (“SARs”) and restricted stock, subject to share availability. Vesting of equity instruments is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options.

The 2013 Stock Incentive Plan terminates on April 5, 2023 and the 2006 Stock Incentive Plan terminates on April 28, 2016. The Incentive Stock Option Plan expired in 2005.

Total compensation expense recognized related to all equity awards during the years ended December 31, 2013, 2012 and 2011 was $2,570, $26,243 and $11,976, respectively. The related tax benefit for the three years ended December 31, 2013 was $1,018, $10,241 and $4,696, respectively.

Stock Options

The following table presents the activity under each of the stock incentive plans discussed above for the three years ended December 31, 2013:

	Incentive Stock Option Plan	Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2010	587	98	685	$9.47
Exercised	(349)	—	(349)	$8.20	$2,931
Forfeited/Cancelled	(12)	—	(12)	$10.75

Outstanding as of December 31, 2011	226	98	324	$10.79
Exercised	(65)	(5)	(70)	$10.48	$238
Forfeited/Cancelled	(7)	—	(7)	$11.00

Outstanding as of December 31, 2012	154	93	247	$10.87
Exercised	(57)	(10)	(67)	$8.98	$573
Forfeited/Cancelled	—	—	—	$—

Outstanding and Exercisable as of December 31, 2013	97	83	180	$11.57

The following table summarizes information about employee and director stock options under all of the plans mentioned above as of December 31, 2013:

	OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$0.00 - $8.95	—	—	$—	$—
$8.96 - $14.45	181	2.17	$11.57	1,605

	181	2.17	$11.57	$1,605

No compensation expense was recorded during the years ended December 31, 2013, 2012 or 2011 as a result of the grant date fair value having been fully amortized as of December 31, 2009. As of December 31, 2013, there was no unrecognized compensation cost related to non-vested options.

Stock Appreciation Rights

Although no such requirement exists, SARs have historically been granted (if any) on the first trading day of each year to certain Kforce executives based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first 90 days of the year of performance, are certified by the Compensation Committee as having been met. SARs generally cliff vest three years from the date of issuance; however, vesting is accelerated if Kforce’s stock price exceeds the stock price at the date of grant by 30% for a period of 10 trading days, or if the Compensation Committee determines that the criteria for acceleration are satisfied. There were no SARs granted during the three years ended December 31, 2013.

There was no SARs activity during the year ended December 31, 2013 or 2012. Therefore, the following table presents only the activity for the year ended December 31, 2011:

	Number of SARs	Weighted Average Exercise Price Per SAR	Total Intrinsic Value of SARs Exercised
Outstanding as of December 31, 2010	169	$10.32
Exercised	(169)	$10.32	$1,278

Outstanding as of December 31, 2011	—	$—

No compensation expense was recognized during the three years ended December 31, 2013 due to the grant date fair value being fully amortized as of December 31, 2008. As of December 31, 2013, there was no unrecognized compensation cost related to SARs.

Restricted Stock

Restricted stock grants made to Kforce’s executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as certified by the Compensation Committee. Restricted stock granted by Kforce contains time-based vesting terms ranging from two to ten years and, for certain awards, includes a performance-acceleration feature upon which vesting would accelerate if Kforce’s closing stock price exceeded the stock price at the date of grant by a pre-established percentage (which historically ranged from 40 - 50%) for a period of 10 trading days, or if the Compensation Committee determined that the criteria for acceleration was satisfied. Kforce refers to restricted stock containing only a time-based vesting term as restricted stock whereas restricted stock containing both a time-based vesting term and a performance-acceleration feature is referred to by the Company as performance-accelerated restricted stock. During the three months ended December 31, 2013, Kforce granted restricted stock and performance-accelerated restricted stock both having a time-based vesting period of ten years with 20% of the grant vesting annually in years six through ten.

Restricted stock contain voting rights and are included in the number of shares of common stock issued and outstanding. Restricted stock granted contain the right to dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2013:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2010	1,898	$12.34
Granted (a)	1,604	$16.31
Vested	(168)	$11.41	$2,592
Forfeited	—	$—

Outstanding as of December 31, 2011	3,334	$14.30
Granted	288	$12.67
Vested	(3,191)	$14.15	$47,407
Forfeited (a)	(393)	$16.37

Outstanding as of December 31, 2012	38	$12.11
Granted	904	$16.72
Vested	(109)	$14.15	$2,092
Forfeited	(22)	$15.43

Outstanding as of December 31, 2013	811	$16.89

(a)	Included in the restricted stock granted during the year ended December 31, 2011 are 689 shares of performance-based restricted stock which were subject to forfeiture based upon the level of attainment of performance conditions pre-established by the Compensation Committee. In February 2012, the Compensation Committee certified 2011 performance measures, which resulted in the forfeiture of approximately 393 of these shares of restricted stock which was consistent with estimated forfeitures during 2011 that was used for compensation expense recognition purposes.

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. For the performance-accelerated restricted stock, the requisite service period is the derived service period, which is determined using a Monte Carlo model.

In connection with the Firm’s organizational realignment, Kforce terminated two of its NEOs during the three months ended December 31, 2013. In connection with their termination, Kforce accelerated the vesting of their restricted stock and, as a result, accelerated all of the related unrecognized compensation expense associated with these awards of $1,078 during the three months ended December 31, 2013.

As discussed within Note 2 – “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the restricted stock, effective March 31, 2012. As a result of the acceleration, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $22,158 during the three months ended March 31, 2012.

Kforce recognized total compensation expense related to restricted stock of $2,570, $26,243 and $11,976 during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, total unrecognized compensation expense related to restricted stock was $7,525, which will be recognized over a weighted average remaining period of 4.1 years.

15. Organizational Realignment

During October 2013, the Firm commenced a plan to streamline its leadership and support-related structure to better align a higher percentage of personnel in roles that are closest to the customer through an organizational realignment. The new organizational design is intended to provide improved accountability and deliver better results for our clients, consultants and core personnel. As a result of the organizational realignment, Kforce incurred severance and termination-related expenses of $7,097 during the three months ended December 31, 2013, which is recorded within selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss). The severance and termination-related expenses included the acceleration of previously unrecorded stock compensation expense of $1,078. Additionally, in connection with the realignment and succession planning, the Compensation Committee approved discretionary bonuses of $3,606 paid to a broad group of senior management during the fourth quarter of 2013. As of December 31, 2013, Kforce accrued approximately $1,416 of severance and termination-related expenses, which is expected to be paid during the first quarter of 2014 and is recorded in accounts payable and other accrued liabilities on the Consolidated Balance Sheet. There were no realignment charges incurred during the years ended December 31, 2012 or 2011.

16. Commitments and Contingencies

Lease Commitments

Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days notice and with some leases containing escalation in rent clauses. The leases require Kforce to pay taxes, insurance and maintenance costs, in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Capital leases
Present value of payments	$1,256	$1,000	$313	$51	$—	$—	$2,620
Interest	2,283	2,212	959	8	—	—	5,462

Capital lease payments	$3,539	$3,212	$1,272	$59	$—	$—	$8,082

Operating leases
Facilities	$5,373	$3,635	$2,342	$748	$424	$19	$12,541
Furniture and equipment	37	18	8	—	—	—	63

Total operating leases	$5,410	$3,653	$2,350	$748	$424	$19	$12,604

Total leases	$8,949	$6,865	$3,622	$807	$424	$19	$20,686

The present value of the minimum lease payments for capital lease obligations has been classified in other current liabilities and long-term debt – other, according to their respective maturities. Rental expense under operating leases was $5,265, $5,225 and $6,027 for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Commitments

Kforce has entered into various commitments including, among others, a compensation software hosting and licensing arrangement, and a commitment for data center fees for certain of our information technology applications. As of December 31, 2013, these commitments amounted to approximately $10,787 and are expected to be paid as follows: $6,165 in 2014; $3,762 in 2015; $860 in 2016; and $0 in 2017 and 2018.

Letters of Credit

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2013, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2,360, and for facility lease deposits totaling $305.

Litigation

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California. The plaintiff alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with current and potential clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. On August 30, 2013, Kforce moved the matter to the U.S. District Court of the Central District of California, Case No. 8:13cv1356. On January 30, 2014, the U.S. District Court of Central District of California substantially granted summary judgment in favor of Kforce with the exception of the plaintiff’s claim for waiting time penalties, which is an individual claim and not part of the class action. The case has been remanded to Orange County Superior Court. Absent a successful appeal of the class action allegations by the plaintiff, this case does not present a reasonable possibility of material loss. At this stage of the litigation for the individual claim, it is not reasonable to estimate the outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided for in Kforce’s Consolidated Financial Statements.

On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of last year. The complaint was filed against Kforce and Kforce Government Solutions Inc. (“KGS”). It alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. The United States government has not intervened in this action at this time. While the qui tam action was first disclosed to Kforce and KGS on February 19, 2014, counsel for the former employee previously informed Kforce and KGS of substantially similar allegations in a postemployment demand letter. After the allegations were raised, the matter was referred to the Audit Committee of Kforce’s Board of Directors for investigation. The Audit Committee retained experienced, independent counsel for an investigation. With the help of forensic accountants, the investigators concluded that the False Claims Act and accounting irregularity allegations raised in the demand letter were unsupported by material, credible evidence. Due to, among other things, this independent investigation, Kforce and KGS believe the allegations in the complaint are factually inaccurate and without merit. Kforce and KGS intend to vigorously defend the litigation. At this stage of the litigation, it is not reasonable to estimate the outcome or a range of loss, should a loss occur. Accordingly, no amounts have been provided for in Kforce’s Consolidated Financial Statements.

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

Tax Audits

During 2013, the IRS finished an examination of Kforce’s US income tax return for 2009 with no material adjustments, and no settlements. During 2013, the IRS commenced a Limited Issue Focused Exam of Kforce’s 2010 and 2011 U.S income tax returns. No material liabilities and expected to result from this ongoing examination. During 2012, Kforce was audited by state taxing authorities for sales, income and gross receipts taxes, which in some cases covered multiple years. In 2012, the tax audits were settled for $1,624 in cash.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2013 was approximately $39,804 if all of the employees under contract were terminated without good cause by the employer or the employees resigned for good reason following a change in control and $12,686 if all of the employees under contract were terminated by Kforce without good cause or the employees resigned for good reason in the absence of a change of control.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

17. Reportable Segments

Kforce’s reportable segments are as follows: (i) Tech, (ii) FA, (iii) HIM and (iv) GS. This determination is supported by, among other factors: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision make (“CODM”), the nature of the segment’s operations and information presented to the Board of Directors and our CODM. The Firm’s realignment plan, as described more fully in Note 15 – “Organizational Realignment”, did not cause any changes to the composition of our reportable segments.

Historically, and through our year ended December 31, 2013, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets separately by segment as our operations are largely combined. The following table has been updated to reflect the disposition of KCR. As described in Note 2 – “Discontinued Operations,” all revenues and gross profit associated with the discontinued operation have been recorded within income from discontinued operations, net of tax, in the consolidated statement of operations and comprehensive income (loss).

The following table provides information concerning the operations of our segments for the years ended December 31, 2013, 2012 and 2011:

	Technology	Finance and Accounting	Health Information Management	Government Solutions	Total
2013
Net service revenues
Flexible billings	$720,179	$213,158	$77,745	$91,949	$1,103,031
Search fees	19,183	29,259	414	—	48,856

Total revenue	$739,362	$242,417	$78,159	$91,949	$1,151,887
Gross profit	$219,360	$93,663	$25,236	$31,353	$369,612
2012
Net service revenues
Flexible billings	$655,062	$211,797	$76,517	$91,424	$1,034,800
Search fees	20,525	26,679	475	—	47,679

Total revenue	$675,587	$238,476	$76,992	$91,424	$1,082,479
Gross profit	$200,738	$91,124	$27,347	$28,724	$347,933
2011
Net service revenues
Flexible billings	$606,238	$194,359	$68,181	$92,449	$961,227
Search fees	17,774	25,216	530	—	43,520

Total revenue	$624,012	$219,575	$68,711	$92,449	$1,004,747
Gross profit	$182,862	$82,028	$24,476	$28,381	$317,747

18. Quarterly Financial Data (Unaudited)

The quarterly financial data presented below has been adjusted, where applicable, to reflect the discontinued operations of KCR, which is more fully described in Note 2 – “Discontinued Operations.”

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2013
Net service revenues	$265,627	$283,689	$299,652	$302,919
Gross profit	83,336	92,847	97,312	96,117
Income from continuing operations, net of income taxes	3,094	6,948	8,979	(8,234)
Income from discontinued operations, net of income taxes	—	—	—	—
Net income (loss)	3,094	6,948	8,979	(8,234)
Earnings (loss) per share-basic	$0.09	$0.21	$0.27	$(0.25)
Earnings (loss) per share-diluted	$0.09	$0.21	$0.27	$(0.25)

2012
Net service revenues	$268,350	$274,129	$270,161	$269,839
Gross profit	80,825	89,766	88,762	88,580
(Loss) income from continuing operations, net of income taxes	(17,727)	(33,182)	9,275	5,922
Income (loss) from discontinued operations, net of income taxes	21,803	15	(7)	198
Net income (loss)	4,076	(33,167)	9,268	6,120
Earnings (loss) per share-basic	$0.12	$(0.90)	$0.26	$0.17
Earnings (loss) per share-diluted	$0.12	$(0.90)	$0.26	$0.17

During the fourth quarter of 2013, the Firm executed an organizational realignment plan and incurred severance and termination-related expenses of $7,097 and a Compensation Committee approved discretionary bonuses related to the realignment of $3,606. Additionally, during the fourth quarter of 2013, Kforce recorded a goodwill impairment charge of $14,510.

During the first quarter of 2012, in connection with the disposition of KCR, the Board exercised its discretion, as permitted under the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested restricted stock and ALTI effective March 31, 2012. The acceleration resulted in the recognition of previously unrecognized compensation expense of $31,297, which includes $784 of payroll taxes. This expense has been classified in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Additionally, during the second quarter of 2012, Kforce recorded an estimated goodwill impairment charge of $65,300. Kforce completed the step 2 impairment analysis and recorded an additional goodwill impairment charge of $3,858 during the fourth quarter of 2012.

19. Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the year ended December 31:

	2013	2012	2011
Cash paid during the period for:
Income taxes, net	$14,789	$14,456	$8,747

Interest, net	$800	$554	$838

Non-Cash Transaction Information:
Tax benefit from disqualifying dispositions of stock options and restricted stock	$15	$36	$145
Shares tendered in payment of exercise price of stock options and SARs	$—	$161	$2,401
Common Stock transactions:
Employee stock purchase plan	$613	$647	$705
Equipment acquired under capital leases	$1,929	$672	$1,166

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, those controls.

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

Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, Kforce’s internal control over financial reporting is effective based on those criteria.

Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013.

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

The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013.

Information regarding equity compensation plans required by this item is included in Item 5 of Part II of this report and is incorporated into this item by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 relating to certain relationships and related transactions and director independence is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to our definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2013.

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

KFORCE INC. AND SUBSIDIARIES

SCHEDULE II

KFORCE INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

SUPPLEMENTAL SCHEDULE

(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2011	$4,021	(1,103)	166	(627)	$2,457
	2012	$2,457	1,249	(70)	(1,483)	$2,153
	2013	$2,153	382	(54)	(453)	$2,028

(a)	Charged to other accounts includes the provision for fallouts of search placements that has been deducted from net service revenues in the accompanying consolidated statements of income and comprehensive income (loss).
(b)	Deductions include write-offs of uncollectible accounts receivable and fallouts of search placements that have been charged against the allowance for doubtful accounts, fallouts and other accounts receivables reserves.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 27, 2014	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2014	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2014	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2014	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 27, 2014	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 27, 2014	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: February 27, 2014	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Vice Chairman and Director

Date: February 27, 2014	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 27, 2014	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 27, 2014	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: February 27, 2014	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 27, 2014	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman and Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Form of Indenture, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-181004) filed with the SEC on April 27, 2012.

9.1	Form of Parent Voting Agreement, dated as of December 2, 2003, by and between the Registrant and certain stockholders of Hall, Kinion & Associates, Inc., incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

9.2	Form of Voting Agreement, dated as of December 2, 2003, by and between Hall Kinion & Associates, Inc. and certain stockholders of the Registrant, incorporated by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-111566) filed with the SEC on December 24, 2003, as amended.

10.1	Third Amended and Restated Credit Agreement, dated September 20, 2011, between Kforce Inc. and its subsidiaries and Bank of America, N.A. and the other lenders thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on September 23, 2011.

10.2	Consent and First Amendment, dated March 30, 2012, to Third Amended and Restated Credit Agreement between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2012.

10.3	Second Amendment and Joinder, dated December 27, 2013, to Third Amended and Restated Credit Agreement between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto.

10.4*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.5*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.6*	Employment Agreement, dated as of December 31, 2006, between the Registrant and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.7*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and William L. Sanders, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

Exhibit Number	Description

10.8*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.9*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.10*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.11*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Michael Ettore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.12*	Employment Agreement, dated as of July 1, 2003, between the Registrant and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.13*	Amendment to Employment Agreement, dated as of December 30, 2008, between Kforce Inc. and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.14*	Employment Agreement, dated as of October 2, 2009, between Kforce Inc. and Randy Marmon, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 8, 2009.

10.15	Administrative Agreement, dated as of December 29, 2009, between and among Kforce Government Solutions, Inc., on behalf of itself, Kforce Global Solutions, Inc., and Bradson Corporation and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 30, 2009.

10.16	Amended Administrative Agreement, dated as of May 3, 2012, between and among Kforce Government Solutions, Inc. and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2012.

10.17*	Kforce Inc. 2006 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-168529) filed with the SEC on August 4, 2010.

10.18*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

10.19*	Employment Agreement, dated as of June 1, 2011, between the Registrant and Richard M. Cocchiaro, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on August 4, 2011.

10.20*	Form of Restricted Stock Award Agreement, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 4, 2011.

10.21	Stock Purchase Agreement, dated as of March 17, 2012, by and among Kforce Inc., Kforce Clinical Research, Inc. and inVentiv Health, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on March 19, 2012.

10.22	Amendment #1 to Stock Ownership Guidelines, dated September 28, 2012, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 4, 2012.

10.23*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.24*	Form of Restricted Stock Award Agreement, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The Consolidated Financial Statements and Schedule listed in Part IV, Item 15 of this Form 10-K are formatted in XBRL.

*	Management contract or compensatory plan or arrangement.