Form 10-Q
period 2014-03-31
KFORCE INC
filed 2014-04-30
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of April 28, 2014, was 33,700,223.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2014

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.

This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our belief regarding potential government actions, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the economic environment, developments within the staffing sector including, but not limited to, the penetration rate and growth in temporary staffing, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net service revenues	$305,312	$265,627
Direct costs of services	214,213	182,291

Gross profit	91,099	83,336
Selling, general and administrative expenses	78,210	75,693
Depreciation and amortization	2,363	2,397

Income from operations	10,526	5,246
Other expense, net	365	256

Income before income taxes	10,161	4,990
Income tax expense	3,912	1,896

Net income	6,249	3,094
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	(35)	34

Comprehensive income	$6,214	$3,128

Earnings per share – basic	$0.19	$0.09

Earnings per share – diluted	$0.19	$0.09

Weighted average shares outstanding – basic	32,969	34,391

Weighted average shares outstanding – diluted	33,168	34,485

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$816	$875
Trade receivables, net of allowances of $2,053 and $2,028, respectively	187,844	179,095
Income tax refund receivable	5,274	7,720
Deferred tax assets, net	4,350	4,662
Prepaid expenses and other current assets	11,811	10,534

Total current assets	210,095	202,886

Fixed assets, net	36,194	36,728
Other assets, net	30,642	30,991
Deferred tax assets, net	21,629	23,270
Intangible assets, net	4,834	4,993
Goodwill	48,900	48,900

Total assets	352,294	347,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	28,241	31,821
Accrued payroll costs	58,821	56,872
Other current liabilities	1,098	1,141
Income taxes payable	3,811	139

Total current liabilities	91,971	89,973
Long-term debt – credit facility	61,216	62,642
Long-term debt – other	1,133	1,364
Other long-term liabilities	36,571	36,556

Total liabilities	190,891	190,535

Commitments and contingencies (see Note B)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 69,679 and 69,480 issued, respectively	697	695
Additional paid-in capital	406,170	404,600
Accumulated other comprehensive income	282	317
Retained earnings	50,462	47,612
Treasury stock, at cost; 35,757 and 35,751 shares, respectively	(296,208)	(295,991)

Total stockholders’ equity	161,403	157,233

Total liabilities and stockholders’ equity	352,294	347,768

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Three Months Ended March 31, 2014
Common stock – shares:
Shares at beginning of period	69,480
Issuance of restricted stock, net of forfeitures	162
Exercise of stock options	37

Shares at end of period	69,679

Common stock – par value:
Balance at beginning of period	$695
Issuance of restricted stock, net of forfeitures	2
Exercise of stock options	0

Balance at end of period	$697

Additional paid-in capital:
Balance at beginning of period	$404,600
Issuance of restricted stock, net of forfeitures	90
Exercise of stock options	467
Income tax benefit from stock-based compensation	126
Stock-based compensation expense	799
Employee stock purchase plan	88

Balance at end of period	$406,170

Accumulated other comprehensive income:
Balance at beginning of period	$317
Pension and postretirement plans, net of tax of $23	(35)

Balance at end of period	$282

Retained earnings:
Balance at beginning of period	$47,612
Net income	6,249
Dividend ($0.10 per share)	(3,399)

Balance at end of period	$50,462

Treasury stock – shares:
Shares at beginning of period	35,751
Repurchases of common stock	15
Employee stock purchase plan	(9)

Shares at end of period	35,757

Treasury stock – cost:
Balance at beginning of period	$(295,991)
Repurchases of common stock	(293)
Employee stock purchase plan	76

Balance at end of period	$(296,208)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$6,249	$3,094
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	1,976	503
Provision for bad debts on accounts receivable	469	294
Depreciation and amortization	2,363	2,397
Stock-based compensation	799	274
Pension and postretirement benefit plans expense	378	970
Tax benefit attributable to stock-based compensation	126	25
Excess tax benefit attributable to stock-based compensation	(33)	(10)
Deferred compensation liability increase, net	330	1,190
Gain on cash surrender value of Company-owned life insurance	(230)	(1,208)
Other	22	40
(Increase) decrease in operating assets:
Trade receivables, net	(9,218)	(13,212)
Income tax refund receivable	2,446	(427)
Prepaid expenses and other current assets	(1,277)	(2,031)
Other assets, net	6	69
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	(3,452)	(1,283)
Accrued payroll costs	2,112	451
Income taxes payable	3,672	287
Other long-term liabilities	(799)	163

Cash provided by (used in) operating activities	5,939	(8,414)

Cash flows from investing activities:
Capital expenditures	(1,210)	(1,916)
Proceeds from the sale of assets held within the Rabbi Trust	1,006	1,049
Purchase of assets held within the Rabbi Trust	(837)	(1,203)

Cash (used in) investing activities	(1,041)	(2,070)

Cash flows from financing activities:
Proceeds from bank line of credit	98,975	141,121
Payments on bank line of credit	(100,366)	(122,572)
Payments of capital expenditure financing	(304)	(397)
Short-term vendor financing	(127)	115
Proceeds from exercise of stock options	467	181
Excess tax benefit attributable to stock-based compensation	33	10
Payment of loan financing fees	(35)	—
Repurchases of common stock	(293)	(8,448)
Cash dividend	(3,307)	—

Cash (used in) provided by financing activities	(4,957)	10,010

Change in cash and cash equivalents	(59)	(474)

Cash and cash equivalents at beginning of year	875	1,381

Cash and cash equivalents at end of year	$816	$907

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Summary of Significant Accounting Policies

Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 – “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2013 Annual Report on Form 10-K.

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 61 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations constituted approximately 2% of net service revenues for both the three months ended March 31, 2014 and 2013 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of March 31, 2014, our results of operations for the three months ended March 31, 2014 and our cash flows for the three months ended March 31, 2014. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from our audited consolidated balance sheet as of December 31, 2013, as presented in our 2013 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$6,249	$3,094

Denominator:
Weighted average shares outstanding – basic	32,969	34,391
Common stock equivalents	199	94

Weighted average shares outstanding – diluted	33,168	34,485

Earnings per share – basic	$0.19	$0.09

Earnings per share – diluted	$0.19	$0.09

For both the three months ended March 31, 2014 and 2013, there were no shares of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

Dividends

Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price, and have the same vesting terms as the outstanding and unvested restricted stock. The following summarizes the cash dividends declared for the three months ended March 31:

	Three Months Ended March 31,
	2014	2013

Dividends declared per share	$0.10	$—

Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to its March 2014 dividend of $0.10 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of, among other things, the Firm’s financial performance.

Note B – Commitments and Contingencies

Litigation

We are involved in legal proceedings, including those described below, and are subject to other claims and litigation arising in the normal course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, except where otherwise noted, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our unaudited condensed consolidated financial statements.

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California. The plaintiff alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with current and potential clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. On August 30, 2013, Kforce moved the matter to the U.S. District Court of the Central District of California, Case No. 8:13cv1356. On January 30, 2014, the U.S. District Court of Central District of California granted summary judgment in favor of Kforce except for the plaintiff’s claim for waiting time penalties, which is an individual claim and not part of the class action. On February 20, 2014, the plaintiff filed an appeal of the district court’s summary judgment decision with the United States Court of Appeals for the Ninth Circuit.

On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of last year. The complaint was filed against Kforce and Kforce Government Solutions Inc. (“KGS”), and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. The United States government has not intervened in this action at this time. While the qui tam action was first disclosed to Kforce and KGS on February 19, 2014, counsel for the former employee previously informed Kforce and KGS of substantially similar allegations in a postemployment demand letter. After the allegations were raised, the matter was referred to the Audit Committee of Kforce’s Board of Directors for an investigation. The Audit Committee retained experienced, independent counsel for investigation. With the help of forensic accountants, the investigators concluded that the False Claims Act and accounting irregularity allegations raised in the demand letter were unsupported by material, credible evidence.

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

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2014 would be approximately $31.4 million if all of the employees under contract were terminated without good cause by the employer or if the employees resigned for good reason following a change in control and $12.6 million if all of the employees under contract were terminated by Kforce without good cause or if the employees resigned for good reason in the absence of a change of control.

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

For the three months ended March 31, 2014 and 2013, net periodic benefit cost was $64 thousand and $47 thousand, respectively. The net periodic benefit cost recognized for the three months ended March 31, 2014 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our 2013 Annual Report on Form 10-K.

As of March 31, 2014 and December 31, 2013, the projected benefit obligation associated with our foreign defined benefit pension plan was $1.5 million and $1.4 million, respectively, which is classified in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the Foreign Pension Plan and, as a result, no contributions were made to the Foreign Pension Plan during the three months ended March 31, 2014. Kforce does not currently anticipate funding the Foreign Pension Plan during the year ending December 31, 2014.

Supplemental Executive Retirement Plan

Kforce maintains a Supplemental Executive Retirement Plan (the “SERP”) for the benefit of certain Named Executive Officers (“NEOs”). The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain our NEOs. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered NEO’s compensation.

Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Vesting under the plan is defined as 100% upon a participant’s attainment of age 55 and 10 years of service and 0% prior to a participant’s attainment of age 55 and 10 years of service. Full vesting also occurs if a participant with five years or more of service is involuntarily terminated by Kforce without cause or upon death, disability or a change in control. The SERP is funded entirely by Kforce, and benefits are taxable to the covered NEO upon receipt and deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the covered NEO earned the highest salary and bonus during the last 10 years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered NEO or as a 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation, Kforce has assumed that all participants will elect to take the lump sum present value option based on historical trends.

The following represents the components of net periodic benefit cost for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$291	$545
Interest cost	74	117
Amortization of actuarial loss	—	29

Net periodic benefit cost	$365	$691

The net periodic benefit cost recognized for the three months ended March 31, 2014 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our 2013 Annual Report on Form 10-K.

The present value of the projected benefit obligation as of March 31, 2014 and December 31, 2013 is $8.2 million and $7.9 million, respectively, and is recorded in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2014. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2014.

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

The following represents the components of net periodic postretirement benefit cost for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$58	$173
Interest cost	26	33
Amortization of actuarial loss	—	26
Settlement Gain	(122)	—

Net periodic benefit cost	$(38)	$232

During the three months ended March 31, 2014, Kforce made a lump sum payment to a participant in the SERHP in order to settle all future benefit payments due under the SERHP resulting in a settlement gain disclosed above. The net periodic post-retirement benefit cost recognized for the three months ended March 31, 2014 was based upon an actuarial valuation performed at the time of settlement, which utilized the same assumptions noted in our 2013 Annual Report on Form 10-K.

The long-term portion of the accumulated postretirement benefit obligation as of March 31, 2014 and December 31, 2013 is $2.1 million and $2.6 million, respectively, and is recorded in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. The current portion of the accumulated postretirement benefit obligation as recorded in other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets was $0 and $47 thousand as of March 31, 2014 and December 31, 2013, respectively.

Note D – Fair Value Measurements

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

The underlying investments within Kforce’s deferred compensation plan included money market funds as of March 31, 2014 and December 31, 2013. Assets held within the money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets during the three months ended March 31, 2014. Kforce’s measurements at fair value as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of March 31, 2014:
Recurring basis:
Money market funds	$64	$64	$—	$—
Credit facility (1)	$(61,216)	$—	$(61,216)	$—

As of December 31, 2013:
Recurring basis:
Money market funds	$869	$869	$—	$—
Credit facility (1)	$(62,642)	$—	$(62,642)	$—
Non-recurring basis:
Goodwill (2)	$48,900	$—	$—	$48,900

(1)	The carrying value of long-term debt under the credit facility approximates its estimated fair value as it re-prices at varying interest rates.
(2)	This amount is representative of the aggregated goodwill balance. The portion measured at fair value as of December 31, 2013 of $18,973 was related to the GS segment. The remaining portion of the goodwill balance presented is at carrying value.

Note E – Stock Incentive Plans

On April 5, 2013, the shareholders approved the 2013 Stock Incentive Plan, which was previously adopted by the Board of Directors on March 1, 2013, subject to shareholder approval. The aggregate number of shares of common stock that are subject to awards under the 2013 Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 4.0 million. On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan and, as amended, the aggregate number of shares of common stock that are subject to awards is 7.9 million.

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

Stock Options

The following table presents stock option activity during the three months ended March 31, 2014 (in thousands, except per share amounts):

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding and Exercisable as of December 31, 2013	97	83	180	$11.57
Exercised	(9)	(28)	(37)	$12.56	$340
Forfeited/Cancelled	—	—	—	$—

Outstanding and Exercisable as of March 31, 2014	88	55	143	$11.32

No compensation expense was recorded during the three months ended March 31, 2014 or 2013 as a result of the grant date fair value having been fully amortized as of December 31, 2009. As of March 31, 2014, there was no unrecognized compensation cost related to non-vested options.

Restricted Stock

Restricted stock grants made to Kforce’s executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as approved by the Compensation Committee. Restricted stock granted by Kforce typically contain time-based vesting ranging from two to ten years. Restricted stock granted during the three months ended March 31, 2014 primarily vests over a period of five years with 20% of the awards vesting annually.

Restricted stock contain voting rights and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the three months ended March 31, 2014 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2013	811	$16.89
Granted	171	$20.22
Forfeited/Cancelled	(10)	$17.97
Vested	(46)	$14.61	$924

Outstanding as of March 31, 2014	926	$17.76

During the three months ended December 31, 2013, Kforce granted certain restricted stock awards containing time-based vesting terms of ten years, with an equal number of shares vesting in each of years six through ten, as well as a performance-acceleration feature upon which vesting would accelerate if Kforce’s closing stock price exceeded the stock price at the date of grant by a pre-established percentage for a period of 10 trading days. During the three months ended March 31, 2014, the Firm modified all awards containing a performance-acceleration feature that were granted during the three months ended December 31, 2013, as follows: (i) eliminated the performance-acceleration feature and (ii) reduced the time-based vesting term to five years, with equal vesting annually. The total number of restricted shares impacted by this modification was 268 thousand, excluding already forfeited shares, and the number of employees impacted was 87. The total incremental compensation cost resulting from the modification was $109 thousand, which will be amortized on a straight-line basis over the requisite service period of the modified awards.

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. During the three months ended March 31, 2014 and 2013, Kforce recognized total compensation expense related to restricted stock of $799 thousand and $274 thousand, respectively. As of March 31, 2014, total unrecognized compensation expense related to restricted stock was $9.2 million, which will be recognized over a weighted average remaining period of 4.2 years.

Note F – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the three months ended March 31, 2014 (in thousands):

	Goodwill	Other Intangible Assets, Net
Balance as of December 31, 2013	$48,900	$4,993
Amortization of intangible assets	—	(159)

Balance as of March 31, 2014	$48,900	$4,834

As of March 31, 2014 and December 31, 2013, other intangible assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets consisted of $2.6 million and $2.8 million, respectively, of definite-lived intangible assets including customer relationships, customer contracts, and other and $2.2 million of an indefinite-lived intangible asset including a trade name and trademark.

As of March 31, 2014 and December 31, 2013, accumulated amortization for intangible assets was $25.3 million and $25.2 million, respectively. The estimated remaining amortization expense is $475 thousand for 2014, $634 thousand for 2015, $457 thousand for 2016, $209 thousand for 2017 and $209 thousand for 2018.

Note G – Reportable Segments

Kforce’s reportable segments are as follows: (i) Tech; (ii) FA; (iii) HIM and (iv) GS. This determination is supported by, among other factors: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Board of Directors and our CODM. Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below.

Historically, and for the three months ended March 31, 2014, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the three months ended March 31, 2014 and 2013 (in thousands):

	Tech	FA	HIM	GS	Total
Three Months Ended March 31:
2014
Net service revenues:
Flexible billings	$192,463	$57,100	$23,237	$22,771	$295,571
Search fees	4,008	5,682	51	—	9,741

Total net service revenues	$196,471	$62,782	$23,288	$22,771	$305,312

Gross profit	$55,055	$21,876	$7,573	$6,595	$91,099

2013
Net service revenues:
Flexible billings	$162,840	$49,861	$18,544	$22,830	$254,075
Search fees	4,795	6,665	92	—	11,552

Total net service revenues	$167,635	$56,526	$18,636	$22,830	$265,627

Gross profit	$48,799	$21,293	$5,980	$7,264	$83,336

Note H – Supplemental Cash Flow

Supplemental cash flow information is as follows for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$4,242	$1,537
Interest, net	$287	$152
Non-Cash Transaction Information:
Employee stock purchase plan	$164	$141
Equipment acquired under capital leases	$72	$702

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with Item 1. Financial Statements of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three months ended March 31, 2014.

•	Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three months ended March 31, 2014 and 2013, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and for the three months ended March 31, 2014, which should be considered in the context of the additional discussions herein and in conjunction with its unaudited condensed consolidated financial statements. We believe such highlights are as follows:

•	Net service revenues for the three months ended March 31, 2014 increased 14.9% to $305.3 million from $265.6 million in the comparable period in 2013.

•	Flex revenues for the three months ended March 31, 2014 increased 16.3% to $295.6 million from $254.1 million in the comparable period in 2013.

•	Search revenues for the three months ended March 31, 2014 decreased 15.7% to $9.7 million from $11.6 million in the comparable period in 2013.

•	Flex gross profit margin for the three months ended March 31, 2014 decreased 80 basis points to 27.5% from 28.3% in the comparable period in 2013.

•	Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the three months ended March 31, 2014 decreased to 25.6% from 28.5% in the comparable period in 2013. The decrease was primarily driven by a reduction in compensation expense as a result of the organizational realignment executed by the Firm during the fourth quarter of 2013.

•	Net income of $6.2 million for the three months ended March 31, 2014 increased $3.1 million from net income of $3.1 million in the comparable period in 2013.

•	Earnings per share for the three months ended March 31, 2014 increased to $0.19 from $0.09 in the comparable period in 2013.

•	The Firm declared and paid a cash dividend of $0.10 per share during the three months ended March 31, 2014, resulting in a payout in cash of $3.3 million.

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

Please refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2013 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

Net service revenues for the three months ended March 31, 2014 and March 31, 2013 were $305.3 million and $265.6 million, respectively, which represents an increase of 14.9%. The increase was primarily due to our Tech segment (which represents 64.4% of total net service revenues) and our FA segment (which represents 20.6% of our total net service revenues), both of which had year-over-year increases in net service revenues of 17.2% and 11.1%, respectively. In addition, net service revenues for HIM increased 25.0% year-over-year while GS net service revenues experienced a slight decline of 0.3% year-over-year. Flex revenues increased 16.3% for the three months ended March 31, 2014 over the comparable period in 2013. Search revenues decreased 15.7% for the three months ended March 31, 2014 over the comparable period in 2013.

Flex gross profit margin for the three months ended March 31, 2014 decreased 80 basis points to 27.5% compared to 28.3% for the three months ended March 31, 2013, due primarily to a compression in the spread between our bill rates and pay rates as a result of a higher concentration of our revenue growth coming from larger, lower-margin profile clients. SG&A expenses as a percentage of net service revenues were 25.6% and 28.5% for the three months ended March 31, 2014 and 2013, respectively. The decrease in SG&A expenses as a percentage of net service revenues was primarily driven by a reduction in compensation expense as a result of the organizational realignment executed by the Firm during fourth quarter of 2013.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to improve during 2014 on a sequential basis, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The penetration rate (the percentage of temporary staffing to total employment) in March 2014 was at 2.06%, up from 2.03%, which was revised data for December 2013 from the original released rate of 2.06%. This is an all-time high for the penetration rate. The unemployment rate was at 6.7% as of March 2014, and non-farm payroll expanded by approximately 533,000 jobs in the period January through March 2014. The college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy and candidate profile, was at 3.4% in March 2014. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) executing a realignment plan to streamline our leadership and revenue enablers in an effort to better align a higher percentage of roles closer to the customer; (ii) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (iii) increasing revenue generator headcount to capitalize on targeted growth opportunities; (iv) further optimizing our National Recruiting Center team in support of our field operations; (v) upgrading our corporate systems with a focus on business intelligence, compensation management, job order prioritization and the development of mobile applications; (vi) focusing on process improvement, centralization and technology infrastructure improvement and (vii) divesting Kforce Clinical Research, Inc. in March 2012 in an attempt to enhance Kforce’s focus on our core service offerings. We believe our realigned field operations and back office operations provide a competitive advantage for us and are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are primarily in the U.S., are also a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31:

	2014	2013

Net Service Revenues by Segment:
Tech	64.4%	63.1%
FA	20.6%	21.3%
HIM	7.6%	7.0%
GS	7.4%	8.6%

Net service revenues	100.0%	100.0%

Revenue by Type:
Flex	96.8%	95.7%
Search	3.2%	4.3%

Net service revenues	100.0%	100.0%

Gross profit	29.8%	31.4%
Selling, general and administrative expenses	25.6%	28.5%
Depreciation and amortization	0.8%	0.9%
Income before income taxes	3.3%	1.9%
Net income	2.0%	1.2%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three months ended March 31 (in thousands):

	2014	Increase (Decrease)	2013
Tech
Flex	$192,463	18.2%	$162,840
Search	4,008	(16.4%)	4,795

Total Tech	$196,471	17.2%	$167,635

FA
Flex	$57,100	14.5%	$49,861
Search	5,682	(14.7%)	6,665

Total FA	$62,782	11.1%	$56,526

HIM
Flex	$23,237	25.3%	$18,544
Search	51	(44.6%)	92

Total HIM	$23,288	25.0%	$18,636

GS
Flex	$22,771	(0.3%)	$22,830
Search	—		—

Total GS	$22,771	(0.3%)	$22,830

Total Flex	$295,571	16.3%	$254,075
Total Search	9,741	(15.7%)	11,552

Total Revenues	$305,312	14.9%	$265,627

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended March 31, 2014 and 2013, there were 63 billing days each.

Flex revenues for our largest segment, Tech, experienced growth during the three months ended March 31, 2014 of 18.2% as compared to the same period in 2013. An April 2014 report published by SIA provides an expectation that temporary technology staffing could experience growth of 8% for 2014 and an additional 8% in 2015, which we believe is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology in business driving up the overall demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in strong future growth in our Tech segment. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue generator headcount added in 2012 and 2013. Additionally, the Firm expects to continue to make selective investments in revenue generator headcount throughout 2014. The Firm believes the Tech segment will continue to grow throughout the remainder of 2014.

Our FA segment experienced an increase of 14.5% in Flex revenues during the three months ended March 31, 2014 as compared to the same period in 2013. In its April 2014 update, SIA provides an expectation that finance and accounting growth projection could be 6% in 2014 and 7% in 2015. Management believes the benefit from the significant investment in the revenue generator headcount for FA made in 2012 and 2013 will be realized in 2014 through the capture of a portion of the expected growth in the FA industry as a result of improvements in associate productivity that typically come with tenure.

Flex revenues for HIM increased 25.3% for the three months ended March 31, 2014 as compared to the same period in 2013. Additionally, HIM experienced sequential Flex revenues growth during the three months ended March 31, 2014 of 12.4%. The increase, both sequentially and as compared to the same period in 2013, is primarily attributable to revenues generated from the 2014 requirements and deadlines associated with International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”). However, on April 1, 2014, legislation was passed to delay the required implementation date until at least October 1, 2015. While it is expected that certain customers may delay their implementation of ICD-10, potentially resulting in a negative near-term impact, management remains confident in its business and continues to expect Flex revenues in HIM to be stable to improving for the remainder of 2014.

Our GS segment experienced a decrease of 0.3% in Flex revenues for the three months ended March 31, 2014 as compared to the same period in 2013. The decline was primarily the result of a strategic decision made by Kforce management during the fourth quarter of 2013 with regard to the GS segment to focus its service offerings and efforts on prime integrated business solution services. This change in strategy, coupled with the lengthy contract procurement cycle within the government sector of approximately 18 months for solutions-based services, led us to expect negative impacts on near-term growth prospects of the GS segment and reductions in revenues over the next few years. As a result, we believe Flex revenues for our GS segment will decline in the remaining periods in 2014 as compared to 2013.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three months ended March 31 (in thousands):

	2014	Increase (Decrease)	2013
Tech	2,831	12.5%	2,517
FA	1,748	16.7%	1,498
HIM	325	19.5%	272

Total hours	4,904	14.4%	4,287

As the GS segment primarily provides solutions-based services as compared to staffing services, Flex hours are not presented above.

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three months ended March 31 (in thousands):

	2014	Increase (Decrease)	2013
Tech	1,200	(21.1%)	1,520
FA	69	(51.4%)	142
HIM	1,104	(24.2%)	1,456
GS	116	7.4%	108

Total billable expenses	2,489	(22.8%)	3,226

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues decreased 15.7% for the three months ended March 31, 2014 as compared to the same period in 2013 and decreased 17.1% sequentially. The decreases were primarily driven by the reallocation of revenue-generating resources to capture the current high demand for our Flex staffing services. We expect Search revenues to sequentially improve for the second quarter of 2014, but for the remainder of 2014, revenues are expected to decline as compared to 2013.

Total placements for each segment and percentage changes over the prior period were as follows for the three months ended March 31 (in thousands):

	2014	Increase (Decrease)	2013
Tech	257	(17.1%)	310
FA	543	(1.1%)	549
HIM	2	(66.7%)	6

Total placements	802	(7.3%)	865

The average placement fee for each segment and percentage changes over the prior period were as follows for the three months ended March 31 (in thousands):

	2014	Increase (Decrease)	2013
Tech	$15,621	1.0%	$15,472
FA	10,457	(13.8%)	12,135
HIM	25,453	65.7%	15,363

Total average placement fee	$12,147	(9.0%)	$13,352

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	2014	Increase (Decrease)	2013
Tech	28.0%	(3.8%)	29.1%
FA	34.8%	(7.7%)	37.7%
HIM	32.5%	1.2%	32.1%
GS	29.0%	(8.8%)	31.8%

Total gross profit percentage	29.8%	(5.1%)	31.4%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The decrease in Search gross profit for the three months ended March 31, 2014 compared to the same period in 2013 was $1.8 million as a result of a $1.0 million decrease in rate and a $0.8 million decrease in volume. The sequential net decrease in Search gross profit was $2.0 million, composed of a $2.8 million decrease in volume and a $0.8 million increase in rate.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended March 31:

	2014	Increase (Decrease)	2013
Tech	26.5%	(1.9%)	27.0%
FA	28.4%	(3.1%)	29.3%
HIM	32.4%	1.9%	31.8%
GS	29.0%	(8.8%)	31.8%

Total Flex gross profit percentage	27.5%	(2.8%)	28.3%

The increase in Flex gross profit for the three months ended March 31, 2014 compared to the same period in 2013 was $9.6 million, composed of an $11.7 million increase in volume and a $2.1 million decrease in rate. The sequential net decrease in Flex gross profit was $3.0 million, composed of a $4.3 million decrease in rate and a $1.3 million increase in volume.

During the three months ended March 31, 2014, Flex gross profit percentage decreased 80 basis points as compared to the same period in 2013. The decrease during the three months ended March 31, 2014 was primarily driven by compression in the spread between our bill rates and pay rates as a result of a higher concentration of our revenue growth coming from larger, lower-margin profile clients. Additionally, our Flex gross profit within our GS segment was negatively impacted by a shift to a higher mix of subcontractor labor which was driven by current contractual demands. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will be stable for the remainder of 2014 as compared to 2013.

Selling, General and Administrative Expenses (“SG&A”). For the three months ended March 31, 2014, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A was 83.9% as compared to 84.3% for the comparable period in 2013. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three months ended March 31 (in thousands):

	2014	% of Revenues	2013	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$65,627	21.5%	$63,783	24.0%
Other	12,583	4.1%	11,910	4.5%

Total SG&A	$78,210	25.6%	$75,693	28.5%

SG&A as a percentage of net service revenues decreased 290 basis points for the three months ended March 31, 2014 as compared to the same period in 2013.

For the three months ended March 31, 2014, the net decrease was primarily attributable to the following:

•	Decrease in compensation, payroll taxes and benefit costs of 2.6% of net service revenues, which was primarily related to a reduction in compensation expense as a result of the organizational realignment executed by the Firm during fourth quarter of 2013.

Goodwill Impairment. During the fourth quarter of 2013, Kforce management made a strategic business decision with regard to the GS reporting unit to focus its service offerings and efforts on prime integrated business solution services. This change in strategy, coupled with the lengthy contract procurement cycle within the government sector of approximately 18 months for solutions-based services, led us to expect negative impacts on near-term growth prospects of the GS segment and reductions in revenues and profitability over the next few years. As a result of the change in strategy, the Firm recorded an impairment charge of approximately $14.5 million, with a related tax benefit of approximately $5.2 million, during the fourth quarter of 2013. Deterioration in the assumptions, including the projected impact of the change in strategy, used in the 2013 goodwill impairment test could result in additional impairment charge.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three months ended March 31 (in thousands):

	2014	Increase (Decrease)	2013
Fixed asset depreciation	$1,155	16.3%	$993
Capital lease asset depreciation	294	(30.0%)	420
Capitalized software amortization	755	(4.6%)	791
Intangible asset amortization	159	(17.6%)	193

Total depreciation and amortization	$2,363	(1.4%)	$2,397

Other Expense, Net. Other expense, net was $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, and consisted primarily of interest expense related to outstanding borrowings under our credit facility.

Income Tax Expense (Benefit). Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) for the three months ended March 31, 2014 and 2013 was 38.5% and 38.0%, respectively. There were no individual items during the first quarter of 2014 or 2013 that had a material impact on Kforce’s effective rate.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined by Kforce as net income before goodwill impairment (pre-tax) charges, interest, income taxes, depreciation and amortization and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate its operations including its ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three months ended March 31 (in thousands, except per share amounts):

	2014	Per Share	2013	Per Share
Net income	$6,249	$0.19	$3,094	$0.09
Depreciation and amortization	2,363	0.07	2,397	0.07
Stock-based compensation expense	799	0.02	274	0.00
Interest expense and other	378	0.01	243	0.00
Income tax expense	3,912	0.12	1,896	0.07

Adjusted EBITDA	$13,701	$0.41	$7,904	$0.23

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing credit facility. At March 31, 2014, Kforce had $118.1 million in working capital compared to $112.9 million at December 31, 2013. Kforce’s current ratio (current assets divided by current liabilities) was 2.3 at March 31, 2014 and December 31, 2013.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) returning capital to our shareholders through our dividend program; (iii) repurchasing our common stock; (iv) reducing the outstanding balance of our credit facility; (v) investing in our infrastructure to allow sustainable growth via capital expenditures; and (vi) making strategic acquisitions.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31 (in thousands):

	2014	2013
Cash provided by (used in):
Operating activities	$5,939	$(8,414)
Investing activities	(1,041)	(2,070)
Financing activities	(4,957)	10,010

Decrease in cash and cash equivalents	$(59)	$(474)

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses.

Investing Activities

Capital expenditures for the three months ended March 31, 2014 and 2013 were $1.2 and $1.9 million, respectively, which exclude equipment acquired under capital leases.

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

Financing Activities

During the three months ended March 31, 2014, the firm repurchased approximately $293 thousand of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards.

During the first quarter of 2014, Kforce declared and paid a cash dividend of $3.3 million, or $0.10 per share. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our dividend of $0.10 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of, among other things, our financial performance.

Credit Facility

The maximum borrowings available to Kforce under the credit facility are limited to: (a) a revolving credit facility of up to $135 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the credit facility for letters of credit. Kforce has an accordion option to increase the borrowing capacity an additional $15 million.

Borrowing availability under the credit facility is limited to the remainder of: (a) the lesser of (i) $135.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the credit facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the credit facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the credit facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the credit facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the credit facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the credit facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the credit facility and $11.0 million. Kforce had availability under the credit facility of $58.6 million as of March 31, 2014; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The credit facility expires September 20, 2016.

As of March 31, 2014, $61.2 million was outstanding under the credit facility. During the three months ended March 31, 2014, maximum outstanding borrowings under the credit facility were $74.6 million. As of April 28, 2014, there was $59.0 million outstanding and $60.4 million was available under the credit facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At March 31, 2014, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.8 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2013, $62.6 million of the Board-authorized common stock repurchase program remained available for future repurchases. During the three months ended March 31, 2014, Kforce repurchased approximately 15 thousand shares of common stock at a total cost of approximately $293 thousand. As of March 31, 2014, $62.3 million remains available for future repurchases.

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

As of March 31, 2014, we had $61.2 million outstanding under our credit facility and our weighted average effective interest rate on our credit facility was 1.54%. A hypothetical 10% increase in interest rates in effect at March 31, 2014 would have the effect of increasing annualized interest expense on borrowings outstanding as of March 31, 2014 by $0.1 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the three months ended March 31, 2014, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California. The plaintiff alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with current and potential clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. On August 30, 2013, Kforce moved the matter to the U.S. District Court of the Central District of California, Case No. 8:13cv1356. On January 30, 2014, the U.S. District Court of Central District of California granted summary judgment in favor of Kforce except for the plaintiff’s claim for waiting time penalties, which is an individual claim and not part of the class action. On February 20, 2014, the plaintiff filed an appeal of the district court’s summary judgment decision with the United States Court of Appeals for the Ninth Circuit.

On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of last year. The complaint was filed against Kforce and Kforce Government Solutions Inc. (“KGS”), and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. The United States government has not intervened in this action at this time. While the qui tam action was first disclosed to Kforce and KGS on February 19, 2014, counsel for the former employee previously informed Kforce and KGS of substantially similar allegations in a post employment demand letter. After the allegations were raised, the matter was referred to the Audit Committee of Kforce’s Board of Directors for an investigation. The Audit Committee retained experienced, independent counsel for investigation. With the help of forensic accountants, the investigators concluded that the False Claims Act and accounting irregularity allegations raised in the demand letter were unsupported by material, credible evidence.

We are not aware of any other new legal proceedings that are likely to have a material adverse impact on Kforce, or other material developments with respect to existing legal proceedings, that occurred during the three months ended March 31, 2014.

Item 1A.	Risk Factors.

There are no material changes in the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	13,537	$19.83	13,537	$62,280,854
February 1, 2014 to February 28, 2014	—	—	—	$62,280,854
March 1, 2014 to March 31, 2014	1,207	$19.96	1,207	$62,256,768

Total	14,744	$19.84	14,744	$62,256,768

(1)	All of the shares reported above as purchased are attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed April 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: April 30, 2014	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2014	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)