Form 10-Q
period 2014-06-30
KFORCE INC
filed 2014-08-08
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2014, was 32,742,775.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2014

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

References in this document to “the Registrant,” “Kforce,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.

This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our belief regarding potential government actions, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the economic environment, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Net service revenues	$327,417	$283,689	$632,729	$549,316
Direct costs of services	224,222	190,842	438,435	373,133

Gross profit	103,195	92,847	194,294	176,183
Selling, general and administrative expenses	82,625	78,503	160,835	154,196
Depreciation and amortization	2,400	2,462	4,763	4,859

Income from operations	18,170	11,882	28,696	17,128
Other expense, net	508	205	873	461

Income before income taxes	17,662	11,677	27,823	16,667
Income tax expense	6,959	4,729	10,871	6,625

Net income	10,703	6,948	16,952	10,042
Other comprehensive income:
Defined benefit pension and postretirement plans, net of tax	2	34	(33)	68

Comprehensive income	$10,705	$6,982	$16,919	$10,110

Earnings per share – basic	$0.33	$0.21	$0.52	$0.29

Earnings per share – diluted	$0.33	$0.21	$0.51	$0.29

Weighted average shares outstanding – basic	32,481	33,754	32,729	34,073

Weighted average shares outstanding – diluted	32,710	33,859	32,944	34,172

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,296	$875
Trade receivables, net of allowances of $2,271 and $2,028, respectively	200,955	179,095
Income tax refund receivable	4,530	7,720
Deferred tax assets, net	4,710	4,662
Prepaid expenses and other current assets	12,243	10,534

Total current assets	223,734	202,886
Fixed assets, net	36,064	36,728
Other assets, net	31,229	30,991
Deferred tax assets, net	21,492	23,270
Intangible assets, net	4,676	4,993
Goodwill	48,900	48,900

Total assets	$366,095	347,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	33,449	31,821
Accrued payroll costs	59,685	56,872
Other current liabilities	1,049	1,141
Income taxes payable	2,354	139

Total current liabilities	96,537	89,973
Long-term debt – credit facility	81,747	62,642
Long-term debt – other	870	1,364
Other long-term liabilities	38,629	36,556

Total liabilities	217,783	190,535

Commitments and contingencies (see Note B)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 69,752 and 69,480 issued, respectively	698	695
Additional paid-in capital	407,289	404,600
Accumulated other comprehensive income	284	317
Retained earnings	57,857	47,612
Treasury stock, at cost; 36,750 and 35,751 shares, respectively	(317,816)	(295,991)

Total stockholders’ equity	148,312	157,233

Total liabilities and stockholders’ equity	$366,095	347,768

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Six Months Ended
June 30, 2014
Common stock – shares:
Shares at beginning of period	69,480
Issuance of restricted stock, net of forfeitures	212
Exercise of stock options	60

Shares at end of period	69,752

Common stock – par value:
Balance at beginning of period	$695
Issuance of restricted stock, net of forfeitures	2
Exercise of stock options	1

Balance at end of period	$698

Additional paid-in capital:
Balance at beginning of period	$404,600
Issuance of restricted stock, net of forfeitures	186
Exercise of stock options	701
Income tax benefit from stock-based compensation	187
Stock-based compensation expense	1,404
Employee stock purchase plan	211

Balance at end of period	$407,289

Accumulated other comprehensive income:
Balance at beginning of period	$317
Pension and postretirement plans, net of tax of $22	(33)

Balance at end of period	$284

Retained earnings:
Balance at beginning of period	$47,612
Net income	16,952
Dividends ($0.20 per share)	(6,707)

Balance at end of period	$57,857

Treasury stock – shares:
Shares at beginning of period	35,751
Repurchases of common stock	1,018
Employee stock purchase plan	(19)

Shares at end of period	36,750

Treasury stock – cost:
Balance at beginning of period	$(295,991)
Repurchases of common stock	(21,984)
Employee stock purchase plan	159

Balance at end of period	$(317,816)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,952	$10,042
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	1,752	2,321
Provision for bad debts on accounts receivable	921	535
Depreciation and amortization	4,763	4,859
Stock-based compensation	1,404	601
Pension and postretirement benefit plans expense	932	1,878
Tax benefit attributable to stock-based compensation	187	48
Excess tax benefit attributable to stock-based compensation	(33)	(25)
Deferred compensation liability increase, net	968	1,445
Gain on cash surrender value of Company-owned life insurance	(918)	(1,482)
Gain from Company-owned life insurance proceeds	(849)	—
Other	(135)	82
(Increase) decrease in operating assets:
Trade receivables, net	(22,781)	(13,678)
Income tax refund receivable	3,190	(3,447)
Prepaid expenses and other current assets	(1,709)	(3,781)
Other assets, net	77	86
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	1,948	(2,718)
Accrued payroll costs	3,184	2,807
Income taxes payable	2,215	(870)
Other long-term liabilities	71	51

Cash provided by (used in) operating activities	12,139	(1,246)

Cash flows from investing activities:
Capital expenditures	(3,099)	(4,215)
Proceeds from the disposition of assets held within the Rabbi Trust	1,373	1,596
Purchase of assets held within the Rabbi Trust	(1,400)	(1,864)
Proceeds from Company-owned life insurance	1,037	—

Cash used in investing activities	(2,089)	(4,483)

Cash flows from financing activities:
Proceeds from bank line of credit	315,569	282,485
Payments on bank line of credit	(296,429)	(253,372)
Payments of capital expenditure financing	(646)	(783)
Short-term vendor financing	(320)	39
Proceeds from exercise of stock options	702	237
Excess tax benefit attributable to stock-based compensation	33	25
Paymet of loan financing fees	(35)	—
Repurchases of common stock	(21,984)	(23,219)
Cash dividend	(6,519)	—

Cash (used in) provided by financing activities	(9,629)	5,412

Change in cash and cash equivalents	421	(317)

Cash and cash equivalents at beginning of year	875	1,381

Cash and cash equivalents at end of year	$1,296	$1,064

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

Organization and Nature of Operations

Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), Health Information Management (“HIM”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations constituted approximately 2% of net service revenues for both the three and six months ended June 30, 2014 and 2013 and are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our 2013 Annual Report on Form 10-K. In management’s opinion, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of June 30, 2014, our results of operations for the three and six months ended June 30, 2014 and our cash flows for the six months ended June 30, 2014. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from our audited consolidated balance sheet as of December 31, 2013, as presented in our 2013 Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$10,703	$6,948	$16,952	$10,042

Denominator:
Weighted average shares outstanding – basic	32,481	33,754	32,729	34,073
Common stock equivalents	229	105	215	99

Weighted average shares outstanding – diluted	32,710	33,859	32,944	34,172
Earnings per share – basic	$0.33	$0.21	$0.52	$0.29
Earnings per share – diluted	$0.33	$0.21	$0.51	$0.29

For both the three and six months ended June 30, 2014 and 2013, there were no shares of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share.

Dividends

Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price, and have the same vesting terms as the outstanding and unvested restricted stock. The following summarizes the cash dividends declared for the three and six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Dividends declared per share	$0.10	$—	$0.20	$—

Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to its first and second quarter 2014 dividends of $0.10 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of, among other things, the Firm’s financial performance.

New Accounting Standard

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is to be applied for annual reporting periods beginning on or after December 15, 2016 and interim periods within those annual periods and will require enhanced disclosures. Kforce is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements; we do not currently anticipate a material impact to the consolidated financial statements upon adoption.

Note B – Commitments and Contingencies

Litigation

We are involved in legal proceedings, claims, and administrative matters that arise in the normal course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, except where otherwise noted, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our unaudited condensed consolidated financial statements.

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California, Gunawan v. Howroyd-Wright Employment Agency, Inc. and Kforce, Inc., et al., Case No. 30-2013-00657245-CU-OE-CXC. The plaintiff alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. On August 30, 2013, Kforce moved the matter to the U.S. District Court of the Central District of California, Gunawan v. Howroyd-Wright Employment Agency, Inc. and Kforce Inc., et al., Case No. 8:13cv1356. On January 30, 2014, the U.S. District Court of Central District of California granted summary judgment in favor of Kforce except for the plaintiff’s claim for waiting time penalties, which is an individual claim and not part of the class action. The federal court remanded the sole remaining individual claim to state court, where the plaintiff voluntarily dismissed it. On February 20, 2014, the plaintiff filed an appeal of the district court’s summary judgment decision with the United States Court of Appeals for the Ninth Circuit, Gunawan v. Kforce Inc., Case No. 14-55273. The matters now have been fully resolved. We expect the pending appeal will be dismissed imminently, without any material effect on our consolidated financial position, results of operations, or cash flows.

On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of 2013. The complaint was filed against Kforce and Kforce Government Solutions Inc. (“KGS”), was captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. On June 13, 2014, the defendants filed a motion to dismiss the complaint. The United States government has not intervened in this action at this time.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by the employer or for good reason by the employee. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2014 would be approximately $31.4 million if, following a change in control, all of the employees under contract were terminated without good cause by the employer or if the employees resigned for good reason and $12.6 million if, in the absence of a change of control, all of the employees under contract were terminated by Kforce without good cause or if the employees resigned for good reason.

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

For the three and six months ended June 30, 2014, net periodic benefit cost was $67 thousand and $131 thousand, respectively. For the three and six months ended June 30, 2013, net periodic benefit cost was $34 thousand and $70 thousand, respectively. The net periodic benefit cost recognized for the three and six months ended June 30, 2014 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our 2013 Annual Report on Form 10-K.

As of June 30, 2014 and December 31, 2013, the projected benefit obligation associated with our foreign defined benefit pension plan was $1.6 million and $1.4 million, respectively, which is classified in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the Foreign Pension Plan and, as a result, no contributions were made to the Foreign Pension Plan during the six months ended June 30, 2014. Kforce does not currently anticipate funding the Foreign Pension Plan during the year ending December 31, 2014.

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

Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Vesting under the plan is defined as 100% upon a participant’s attainment of age 55 and 10 years of service and 0% prior to a participant’s attainment of age 55 and 10 years of service. Full vesting also occurs if a participant with five years or more of service is involuntarily terminated by Kforce without cause or upon death, disability or a change in control. The SERP is funded entirely by Kforce, and benefits are taxable to the covered executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the covered executive officer earned the highest salary and bonus during the last 10 years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.

Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or as a 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation, Kforce has assumed that all participants will elect to take the lump sum present value option based on historical trends.

The following represents the components of net periodic benefit cost for the three and six months ended June 30 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Service cost	$291	$545	$582	$1,090
Interest cost	73	117	147	234
Amortization of actuarial loss	—	29	—	58

Net periodic benefit cost	$364	$691	$729	$1,382

The net periodic benefit cost recognized for the three and six months ended June 30, 2014 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our 2013 Annual Report on Form 10-K.

The present value of the projected benefit obligation as of June 30, 2014 and December 31, 2013 is $8.6 million and $7.9 million, respectively, and is recorded in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2014. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2014.

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

The following represents the components of net periodic postretirement benefit cost for the three and six months ended June 30 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Service cost	$58	$173	$116	$345
Interest cost	26	33	52	67
Amortization of actuarial loss	—	26	—	51
Settlement Gain	—	—	(122)	—

Net periodic benefit cost	$84	$232	$46	$463

During the three months ended March 31, 2014, Kforce made a lump sum payment to a participant in the SERHP in order to settle all future benefit payments due under the SERHP resulting in a settlement gain disclosed above. The net periodic post-retirement benefit cost recognized for the three and six months ended June 30, 2014 was based upon an actuarial valuation performed at the time of settlement, which utilized the same assumptions noted in our 2013 Annual Report on Form 10-K.

The long-term portion of the accumulated postretirement benefit obligation as of June 30, 2014 and December 31, 2013 is $2.1 million and $2.6 million, respectively, and is recorded in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. The current portion of the accumulated postretirement benefit obligation as recorded in other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets was $0 and $47 thousand as of June 30, 2014 and December 31, 2013, respectively.

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

The underlying investments within Kforce’s deferred compensation plan included money market funds as of June 30, 2014 and December 31, 2013. Assets held within the money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets during the six months ended June 30, 2014. The estimated fair values on Kforce’s financial statements as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Fair Value of Assets/(Liabilities):	Asset/(Liability)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
As of June 30, 2014:
Credit facility (1)	$(81,747)	$—	$(81,747)	$—
Recurring basis:
Money market funds	$349	$349	$—	$—

As of December 31, 2013:
Credit facility (1)	$(62,642)	$—	$(62,642)	$—
Recurring basis:
Money market funds	$869	$869	$—	$—
Non-recurring basis:
Goodwill (2)	$48,900	$—	$—	$48,900

(1)	The carrying value of long-term debt under the credit facility approximates its estimated fair value as it re-prices at varying interest rates.
(2)	This amount is representative of the aggregated goodwill balance. The portion measured at fair value as of December 31, 2013 of $18,973 was related to the GS segment. The remaining portion of the goodwill balance presented is at carrying value.

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

Stock Options

The following table presents stock option activity during the six months ended June 30, 2014 (in thousands, except per share amounts):

				Weighted	Total
		2006		Average	Intrinsic
	Incentive	Stock		Exercise	Value of
	Stock Option	Incentive		Price per	Options
	Plan	Plan	Total	Share	Exercised
Outstanding and Exercisable as of December 31, 2013	97	83	180	$11.57
Exercised	(27)	(33)	(60)	$11.82	$592
Forfeited/Cancelled	(1)	—	(1)	$11.00

Outstanding and Exercisable as of June 30, 2014	69	50	119	$11.46

No compensation expense was recorded during the six months ended June 30, 2014 or 2013 as a result of the grant date fair value having been fully amortized as of December 31, 2009. As of June 30, 2014, there was no unrecognized compensation cost related to non-vested options.

Restricted Stock

Restricted stock grants made to Kforce’s executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as approved by the Compensation Committee. Restricted stock granted during the six months ended June 30, 2014 will vest over a period of two to ten years, with equal vesting annually.

Restricted stock contain voting rights and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the six months ended June 30, 2014 (in thousands, except per share amounts):

	Number of	Weighted Average	Total Intrinsic
	Restricted	Grant Date	Value of Restricted
	Stock	Fair Value	Stock Vested
Outstanding as of December 31, 2013	811	$16.89
Granted	226	$20.48
Forfeited/Cancelled	(14)	$18.01
Vested	(64)	$14.64	$1,303

Outstanding as of June 30, 2014	959	$18.02

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

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. During the three months ended June 30, 2014 and 2013, Kforce recognized total compensation expense related to restricted stock of $605 thousand and $326 thousand, respectively. During the six months ended June 30, 2014 and 2013, Kforce recognized total compensation expense related to restricted stock of $1,404 thousand and $601 thousand, respectively. As of June 30, 2014, total unrecognized compensation expense related to restricted stock was $9.6 million, which will be recognized over a weighted average remaining period of 5.0 years.

Note F – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the six months ended June 30, 2014 (in thousands):

		Other
		Intangible
	Goodwill	Assets, Net
Balance as of December 31, 2013	$48,900	$4,993
Amortization of intangible assets	—	(317)

Balance as of June 30, 2014	$48,900	$4,676

As of June 30, 2014 and December 31, 2013, other intangible assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets consisted of $2.5 million and $2.8 million, respectively, of definite-lived intangible assets including customer relationships, customer contracts, and other and $2.2 million of an indefinite-lived intangible asset including a trade name and trademark.

As of June 30, 2014 and December 31, 2013, accumulated amortization for intangible assets was $25.5 million and $25.2 million, respectively. The estimated remaining amortization expense is $317 thousand for 2014, $634 thousand for 2015, $457 thousand for 2016, $209 thousand for 2017 and $209 thousand for 2018.

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

Historically, and for the three and six months ended June 30, 2014, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Tech	FA	HIM	GS	Total
Three Months Ended June 30:
2014
Net service revenues:
Flexible billings	$206,165	$60,057	$24,639	$23,946	$314,807
Search fees	5,036	7,554	20	—	12,610

Total net service revenues	$211,201	$67,611	$24,659	$23,946	$327,417

Gross profit	$61,564	$25,492	$8,809	$7,330	$103,195
2013
Net service revenues:
Flexible billings	$175,213	$52,954	$18,921	$23,297	$270,385
Search fees	5,356	7,900	48	—	13,304

Total net service revenues	$180,569	$60,854	$18,969	$23,297	$283,689

Gross profit	$54,095	$24,251	$6,252	$8,249	$92,847
Six Months Ended June 30:
2014
Net service revenues:
Flexible billings	$398,628	$117,157	$47,876	$46,717	$610,378
Search fees	9,044	13,236	71	—	22,351

Total net service revenues	$407,672	$130,393	$47,947	$46,717	$632,729

Gross profit	$116,619	$47,368	$16,382	$13,925	$194,294
2013
Net service revenues:
Flexible billings	$338,053	$102,815	$37,465	$46,127	$524,460
Search fees	10,151	14,565	140	—	24,856

Total net service revenues	$348,204	$117,380	$37,605	$46,127	$549,316

Gross profit	$102,894	$45,544	$12,232	$15,513	$176,183

Note H – Supplemental Cash Flow

Supplemental cash flow information is as follows for the six months ended June 30 (in thousands):

	Six Months Ended
	June 30,	June 30,
	2014	2013
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$3,660	$8,648
Interest, net	$639	$323
Non-Cash Transaction Information:
Employee stock purchase plan	$370	$306
Equipment acquired under capital leases	$72	$1,396

Note I – Subsequent Event

On August 4, 2014 and effective at 11:59 P.M. on August 3, 2014, Kforce entered into a Stock Purchase Agreement (“Agreement”) with RCM Acquisition, Inc. (the “Purchaser”) to sell all of the issued and outstanding stock of Kforce Healthcare, Inc. (“KHI”), a wholly-owned subsidiary of the Firm and operator of the HIM reporting segment, for a total cash purchase price of $119.0 million, subject to a post-closing working capital adjustment. In addition, Kforce and the Purchaser each made customary representations and warranties and covenants in the Agreement, and the Agreement contains customary indemnification provisions. In connection with the Agreement, Kforce has agreed to provide certain post-closing transitional services for a period not to exceed 12 months. The carrying amount of the disposed assets and liabilities as of June 30, 2014 included approximately $13.2 million in current assets, $13.4 million in total assets, $4.9 in current liabilities and $7.0 in total liabilities. Kforce performed an evaluation and determined that KHI did not meet the requirements to be reported as an asset held for sale as of June 30, 2014. Thus, the results of our HIM business will be reported as a discontinued operation beginning with our third quarter ending September 30, 2014.

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

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2014.

•	Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three and six months ended June 30, 2014 and 2013, which have been presented in its Unaudited Condensed Consolidated Financial Statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

On August 4, 2014, Kforce sold all of the issued and outstanding stock of Kforce Healthcare, Inc., Kforce’s wholly-owned subsidiary which operated its Health Information Management segment. See Note I – “Subsequent Events” to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are important results as of and for the six months ended June 30, 2014, which should be considered in the context of the additional discussions herein and in conjunction with its Unaudited Condensed Consolidated Financial Statements. We believe such highlights are as follows:

•	Net service revenues for the six months ended June 30, 2014 increased 15.2% to $632.7 million from $549.3 million in the comparable period in 2013.

•	Flex revenues for the six months ended June 30, 2014 increased 16.4% to $610.4 million from $524.5 million in the comparable period in 2013.

•	Search revenues for the six months ended June 30, 2014 decreased 10.1% to $22.4 million from $24.9 million in the comparable period in 2013.

•	Flex gross profit margin for the six months ended June 30, 2014 decreased 70 basis points to 28.2% from 28.9% in the comparable period in 2013. Flex gross profit margin for the three months ended June 30, 2014 increased 130 basis points to 28.8% on a sequential basis.

•	Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the six months ended June 30, 2014 decreased to 25.4% from 28.1% in the comparable period in 2013. The decrease was primarily driven by a reduction in compensation expense as a result of the organizational realignment executed by the Firm during the fourth quarter of 2013.

•	Net income of $17.0 million for the six months ended June 30, 2014 increased $7.0 million from net income of $10.0 million in the comparable period in 2013.

•	Diluted earnings per share for the six months ended June 30, 2014 increased to $0.51 from $0.29 in the comparable period in 2013.

•	During the six months ended June 30, 2014, Kforce repurchased 1.0 million shares of common stock at a total cost of approximately $22.0 million.

•	The total amount outstanding under the Credit Facility increased to $81.7 million as of June 30, 2014 as compared to $62.6 million as of December 31, 2013, which was primarily related to the repurchase of common stock.

•	The Firm declared and paid a cash dividend of $0.10 per share during the three months ended June 30, 2014, resulting in a payout in cash of $3.2 million.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our unaudited condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Please refer to Note 1 – “Summary of Significant Accounting Policies” to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2013 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2014 and 2013

Net service revenues for the three and six months ended June 30, 2014 were $327.4 million and $632.7 million, respectively, which represents an increase of 15.4% and 15.2%, respectively, over the comparable periods in 2013. The increase was primarily due to our Tech segment (which represents 64.4% of total net service revenues for the six months ended June 30, 2014) and our FA segment (which represents 20.6% of total net service revenues for the six months ended June 30, 2014), both of which had year-over-year increases in net service revenues of 17.1% and 11.1% for the six months ended June 30, 2014, respectively. In addition, net service revenues for HIM and GS increased 27.5% and 1.3%, respectively, for the six months ended June 30, 2014 compared to 2013. Flex revenues increased 16.4% for the three months ended June 30, 2014 over the comparable period in 2013 and 6.5% sequentially. Search revenues decreased 5.2% and 10.1% for the three and six months ended June 30, 2014 over the comparable period in 2013, respectively, and increased 29.5% sequentially.

Flex gross profit margin decreased 60 basis points to 28.8% for the three months ended June 30, 2014 as compared to 29.4% for the comparable period in 2013, and decreased 70 basis points to 28.2% for the six months ended June 30, 2014 as compared to 28.9% for the comparable period in 2013. The decreases are due primarily to the impact of change in spread between our bill rates and pay rates as a result of a higher concentration of our revenue growth coming from larger, lower-margin profile clients. SG&A expenses as a percentage of net service revenues were 25.2% and 25.4% for the three and six months ended June 30, 2014, respectively, as compared to 27.7% and 28.1% for the comparable periods in 2013. The decrease in SG&A expenses as a percentage of net service revenues was primarily driven by a reduction in compensation expense as a result of the organizational realignment executed by the Firm during fourth quarter of 2013.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to improve during 2014, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The unemployment rate was at 6.1% as of June 2014, and non-farm payroll expanded by approximately 816,000 jobs in the period April through June 2014. The college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy and candidate profile, was at 3.3% in June 2014. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes and geo-political risk will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. The penetration rate in June 2014 was at 2.07%, another new all-time high. If the penetration rate of temporary staffing continues to experience growth in the coming months and years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) executing a realignment plan to streamline our leadership and revenue enablers in an effort to better align a higher percentage of roles closer to the customer; (ii) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (iii) increasing revenue generator headcount to capitalize on targeted growth opportunities; (iv) further optimizing our National Recruiting Center team in support of our field operations; (v) upgrading our corporate systems with a focus on business intelligence, compensation management, job order prioritization and the development of mobile applications and (vi) focusing on process improvement, centralization and technology infrastructure improvement. We believe our realigned field operations and back office operations provide a competitive advantage for us and are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are primarily in the U.S., are also a key contributor to our long-term financial stability.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net Service Revenues by Segment:
Tech	64.5%	63.7%	64.4%	63.4%
FA	20.6%	21.4%	20.6%	21.4%
HIM	7.5%	6.7%	7.6%	6.8%
GS	7.4%	8.2%	7.4%	8.4%

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Type:
Flex	96.1%	95.3%	96.5%	95.5%
Search	3.9%	4.7%	3.5%	4.5%

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	31.5%	32.7%	30.7%	32.1%
Selling, general and administrative expenses	25.2%	27.7%	25.4%	28.1%
Depreciation and amortization	0.7%	0.9%	0.8%	0.9%
Income before income taxes	5.4%	4.1%	4.4%	3.0%
Net income	3.3%	2.4%	2.7%	1.8%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Tech
Flex	$206,165	17.7%	$175,213	$398,628	17.9%	$338,053
Search	5,036	(6.0%)	5,356	9,044	(10.9%)	10,151

Total Tech	$211,201	17.0%	$180,569	$407,672	17.1%	$348,204

FA
Flex	$60,057	13.4%	$52,954	$117,157	13.9%	$102,815
Search	7,554	(4.4%)	7,900	13,236	(9.1%)	14,565

Total FA	$67,611	11.1%	$60,854	$130,393	11.1%	$117,380

HIM
Flex	$24,639	30.2%	$18,921	$47,876	27.8%	$37,465
Search	20	(58.3%)	48	71	(49.3%)	140

Total HIM	$24,659	30.0%	$18,969	$47,947	27.5%	$37,605

GS
Flex	$23,946	2.8%	$23,297	$46,717	1.3%	$46,127
Search	—		—	—		—

Total GS	$23,946	2.8%	$23,297	$46,717	1.3%	$46,127

Total Flex	$314,807	16.4%	$270,385	$610,378	16.4%	$524,460
Total Search	12,610	(5.2%)	13,304	22,351	(10.1%)	24,856

Total Revenues	$327,417	15.4%	$283,689	$632,729	15.2%	$549,316

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended June 30, 2014 and 2013, there were 64 billing days each.

Flex revenues for our largest segment, Tech, experienced growth during the three and six months ended June 30, 2014 of 17.7% and 17.9% as compared to the same periods in 2013. An April 2014 report published by SIA provides an expectation that temporary technology staffing could experience growth of 8% for 2014 and an additional 8% in 2015, which we believe is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology in business driving up the overall demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in continued strong future growth in our Tech segment. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue generator headcount added in 2012 and 2013. Additionally, the Firm expects to continue to make selective investments in revenue generator headcount throughout 2014. The Firm believes the Tech segment will continue to grow throughout the remainder of 2014.

Our FA segment experienced an increase of 13.4% and 13.9% in Flex revenues during the three and six months ended June 30, 2014 as compared to the same periods in 2013. In its April 2014 update, SIA provides an expectation that finance and accounting growth projection could be 6% in 2014 and 7% in 2015. Management believes the benefit from the significant investment in the revenue generator headcount for FA made in 2012 and 2013 will continue to be realized in 2014 through the capture of a portion of the expected growth in the FA industry as a result of improvements in associate productivity that typically come with tenure. The Firm believes the FA segment will continue to grow throughout the remainder of 2014.

Flex revenues for HIM increased 30.2% and 27.8% for the three and six months ended June 30, 2014 as compared to the same periods in 2013. The increase is primarily attributable to increased demand for both physician coding and traditional coding services. Some of this increased demand for traditional coding services is due to the implementation of the International Statistical Classification of Diseases and Related Health Problems, 10th edition (“ICD-10”). Even though there was a delay in the required implementation date until at least October 1, 2015, there was minimal impact on the demand for these services.

Our GS segment experienced an increase of 2.8% and 1.3% in Flex revenues for the three and six months ended June 30, 2014 as compared to the same periods in 2013. The modest increases primarily relate to stronger than expected broadening of revenues with existing customers. There remains continued uncertainty within this segment and the government environment. As a result of the unanticipated growth, however, we expect that the GS segment revenues will remain stable for the remainder of 2014 as compared to 2013.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Tech	2,976	10.7%	2,688	5,817	11.8%	5,205
FA	1,856	14.0%	1,628	3,604	15.3%	3,126
HIM	338	19.9%	282	663	19.5%	555

Total hours	5,170	12.4%	4,598	10,084	13.5%	8,886

As the GS segment primarily provides solutions-based services as compared to staffing services, Flex hours are not presented above.

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Tech	1,502	(2.7%)	1,543	2,702	(11.8%)	3,063
FA	80	(20.0%)	100	149	(38.4%)	242
HIM	949	(29.2%)	1,340	2,053	(26.6%)	2,796
GS	152	157.6%	59	268	60.5%	167

Total billable expenses	2,683	(11.8%)	3,042	5,172	(17.5%)	6,268

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues decreased 5.2% and 10.1% for the three and six months ended June 30, 2014 as compared to the same periods in 2013, and increased 29.5% sequentially. The decreases were primarily driven by the reallocation of revenue generating resources to capture the current high demand for our Flex staffing services. We expect Search revenues to be stable for the remainder of 2014, at slightly declined levels as compared to 2013.

Total placements for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Tech	309	(8.0%)	336	566	(12.4%)	646
FA	621	3.5%	600	1,165	1.4%	1,149
HIM	2	(33.3%)	3	4	(55.6%)	9

Total placements	932	(0.7%)	939	1,735	(3.8%)	1,804

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Tech	$16,276	2.0%	$15,955	$15,979	1.6%	$15,723
FA	12,156	(7.6%)	13,156	11,364	(10.3%)	12,668
HIM	10,108	(37.5%)	16,167	17,780	13.7%	15,631

Total average placement fee	$13,518	(4.6%)	$14,166	$12,884	(6.4%)	$13,768

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Tech	29.1%	(3.0%)	30.0%	28.6%	(3.1%)	29.5%
FA	37.7%	(5.5%)	39.9%	36.3%	(6.4%)	38.8%
HIM	35.7%	8.2%	33.0%	34.2%	5.2%	32.5%
GS	30.6%	(13.6%)	35.4%	29.8%	(11.3%)	33.6%

Total gross profit percentage	31.5%	(3.7%)	32.7%	30.7%	(4.4%)	32.1%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The decrease in Search gross profit for the three months ended June 30, 2014 compared to the same period in 2013 was $0.7 million as a result of a $0.6 million decrease in bill rate and a $0.1 million decrease in volume. The decrease in Search gross profit for the six months ended June 30, 2014 compared to the same period in 2013 was $2.5 million as a result of a $1.6 million decrease in bill rate and a $0.9 million decrease in volume. The sequential net increase in Search gross profit was $2.9 million, composed of a $1.1 million increase in bill rate and a $1.8 million increase in volume.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Tech	27.4%	(1.4%)	27.8%	27.0%	(1.5%)	27.4%
FA	29.9%	(3.2%)	30.9%	29.1%	(3.3%)	30.1%
HIM	35.7%	8.8%	32.8%	34.1%	5.6%	32.3%
GS	30.6%	(13.6%)	35.4%	29.8%	(11.3%)	33.6%

Total Flex gross profit percentage	28.8%	(2.0%)	29.4%	28.2%	(2.4%)	28.9%

The increase in Flex gross profit for the three months ended June 30, 2014 compared to the same period in 2013 was $11.0 million, composed of a $13.1 million increase in volume and a $2.1 million decrease in bill rate. The increase in Flex gross profit for the six months ended June 30, 2014 compared to the same period in 2013 was $20.6 million, composed of a $24.8 million increase in volume and a $4.2 million decrease in bill rate. The sequential net increase in Flex gross profit was $9.2 million, composed of a $3.9 million increase in bill rate and a $5.3 million increase in volume.

During the three and six months ended June 30, 2014, Flex gross profit percentage decreased 60 basis points and 70 basis points as compared to the same periods in 2013, respectively. The decrease during both the three and six months ended June 30, 2014 was primarily driven by the impact of change in spread between our bill rates and pay rates as a result of a higher concentration of our revenue growth coming from larger, lower-margin profile clients. Additionally, our Flex gross profit within our GS segment was negatively impacted by a shift to a higher mix of subcontractor labor which was driven by current contractual demands and increased benefit costs. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will be stable for the remainder of 2014.

Selling, General and Administrative Expenses (“SG&A”). For the three and six months ended June 30, 2014, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A was 84.8% and 84.4% as compared to 84.3% for both comparable periods in 2013. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30 (in thousands):

		% of		% of
	2014	Revenues	2013	Revenues
Three Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$70,105	21.4%	$66,217	23.3%
Other	12,520	3.8%	12,286	4.4%

Total SG&A	$82,625	25.2%	$78,503	27.7%

Six Months Ended June 30:
Compensation, commissions, payroll taxes and benefits costs	$135,732	21.5%	$130,000	23.7%
Other	25,103	3.9%	24,196	4.4%

Total SG&A	$160,835	25.4%	$154,196	28.1%

SG&A as a percentage of net service revenues decreased 250 basis points and 270 basis points for the three and six months ended June 30, 2014 as compared to the same periods in 2013. For the three and six months ended June 30, 2014, the net decreases were primarily attributable to:

•	Decrease in compensation, payroll taxes and benefit costs of 1.6% and 2.1%, respectively, of net service revenues which were primarily a result of a reduction in compensation expense as a result of the organizational realignment executed by the Firm during fourth quarter of 2013.

•	Decrease in professional fees of 0.4% and 0.3%, respectively, of net service revenues which were primarily a result of a reduction in corporate activities.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Fixed asset depreciation	$1,195	13.2%	$1,056	$2,350	14.7%	$2,049
Capital lease asset depreciation	296	(30.8%)	428	590	(30.4%)	848
Capitalized software amortization	751	(4.3%)	785	1,506	(4.4%)	1,576
Intangible asset amortization	158	(18.1%)	193	317	(17.9%)	386

Total depreciation and amortization	$2,400	(2.5%)	$2,462	$4,763	(2.0%)	$4,859

Other Expense, Net. Other expense, net was $0.5 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.9 and $0.5 million for the six months ended June 30, 2014, respectively, and consisted primarily of interest expense related to outstanding borrowings under our credit facility.

Income Tax Expense (Benefit). Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) for the six months ended June 30, 2014 and 2013 was 39.1% and 39.7%, respectively. There were no individual items during the six months ended June 30, 2014 or 2013 that had a material impact on Kforce’s effective rate.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined by Kforce as net income before goodwill impairment (pre-tax) charges, interest, income taxes, depreciation and amortization and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate our operations including our ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30 (in thousands, except per share amounts):

	2014	Per Share	2013	Per Share
Three Months Ended June 30:
Net income	$10,703	$0.33	$6,948	$0.21
Depreciation and amortization	2,400	0.07	2,462	0.07
Stock-based compensation expense	605	0.02	326	0.01
Interest expense and other	468	0.02	290	0.01
Income tax expense	6,959	0.21	4,729	0.14

Adjusted EBITDA	$21,135	$0.65	$14,755	$0.44

Six Months Ended June 30:
Net income	$16,952	$0.51	$10,042	$0.29
Depreciation and amortization	4,763	0.14	4,859	0.14
Stock-based compensation expense	1,404	0.04	601	0.02
Interest expense and other	846	0.04	533	0.02
Income tax expense	10,871	0.33	6,625	0.19

Adjusted EBITDA	$34,836	$1.06	$22,660	$0.66

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing credit facility. At June 30, 2014, Kforce had $127.2 million in working capital compared to $112.9 million at December 31, 2013. Kforce’s current ratio (current assets divided by current liabilities) was 2.3 at June 30, 2014 and December 31, 2013. Also, as described in Note I – “Subsequent Events” to the unaudited condensed consolidated financial statements, Kforce recently sold KHI for a total purchase price of $119.0 million, subject to certain post-closing working capital adjustments. As a result of the sale, Kforce has additional funds to finance certain of its needs.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) returning capital to our shareholders through our dividend program; (iii) repurchasing our common stock; (iv) reducing the outstanding balance of our credit facility; (v) investing in our infrastructure to allow sustainable growth via capital expenditures; and (vi) making strategic acquisitions.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30 (in thousands):

	2014	2013
Cash provided by (used in):
Operating activities	$12,139	$(1,246)
Investing activities	(2,089)	(4,483)
Financing activities	(9,629)	5,412

Decrease in cash and cash equivalents	$421	$(317)

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities the increase in cash provided by operating activities during the six months ended June 30, 2014 as compared to the same period in 2013 is a result of the timing of collections of accounts receivable.

Investing Activities

Capital expenditures for the six months ended June 30, 2014 and 2013 were $3.1 and $4.2 million, respectively, which exclude equipment acquired under capital leases.

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

Financing Activities

During the six months ended June 30, 2014, the Firm repurchased common stock totaling approximately $22.0 million, which was composed of approximately $21.7 million of open market common stock repurchases and $0.3 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards.

During the three and six months ended June 30, 2014, Kforce declared and paid a cash dividend of $3.2 million, or $0.10 per share and $6.5 million, or $0.20 per share, respectively. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our dividend of $0.10 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of, among other things, our financial performance.

Credit Facility

The maximum borrowings available to Kforce under the credit facility are limited to: (a) a revolving credit facility of up to $135 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the credit facility for letters of credit. Kforce has an accordion option to increase the borrowing capacity an additional $15 million.

Borrowing availability under the credit facility is limited to the remainder of: (a) the lesser of (i) $135.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the credit facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the credit facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the credit facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the credit facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the credit facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the credit facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the credit facility and $11.0 million. Kforce had availability under the credit facility of $37.6 million as of June 30, 2014; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The credit facility expires September 20, 2016.

As of June 30, 2014, $81.7 million was outstanding under the credit facility. During the three months ended June 30, 2014, maximum outstanding borrowings under the credit facility were $86.7 million. As of August 5, 2014 after the sale of KHI, there was no outstanding balance and $119.5 million was available under the credit facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At June 30, 2014, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.8 million and for facility lease deposits totaling $0.3 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.

Stock Repurchases

As of December 31, 2013, $62.6 million of the Board-authorized common stock repurchase program remained available for future repurchases. During the six months ended June 30, 2014, Kforce repurchased approximately 1.0 million shares of common stock at a total cost of approximately $22.0 million. As of June 30, 2014, $40.6 million remained available for future repurchases.

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

As of June 30, 2014, we had $81.7 million outstanding under our credit facility and our weighted average effective interest rate on our credit facility was 1.73%. A hypothetical 10% increase in interest rates in effect at June 30, 2014 would have the effect of increasing annualized interest expense on borrowings outstanding as of June 30, 2014 by $0.1 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the six months ended June 30, 2014, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

On June 18, 2013, Kforce, along with other staffing firms, was named as a defendant in a class action lawsuit filed in the Orange County Superior Court of the State of California, Gunawan v. Howroyd-Wright Employment Agency, Inc. and Kforce, Inc., et al., Case No. 30-2013-00657245-CU-OE-CXC. The plaintiff alleges that a class of current and former Kforce employees working in California was denied compensation for the time they spent interviewing with clients of Kforce, over a period covering four years prior to the filing of the complaint. The plaintiff seeks recovery in an unspecified amount for this alleged unpaid compensation, the alleged failure of Kforce to provide them with accurate wage statements, the alleged improper use of debit cards as an employee payment mechanism in certain circumstances, alleged unfair competition, and statutory penalties, attorney’s fees and other damages. On August 30, 2013, Kforce moved the matter to the U.S. District Court of the Central District of California, Gunawan v. Howroyd-Wright Employment Agency, Inc. and Kforce Inc., et al., Case No. 8:13cv1356. On January 30, 2014, the U.S. District Court of Central District of California granted summary judgment in favor of Kforce, except for the plaintiff’s claim for waiting time penalties, which is an individual claim and not part of the class action. The federal court remanded the sole remaining individual claim to state court, where the plaintiff voluntarily dismissed it. On February 20, 2014, the plaintiff filed an appeal of the district court’s summary judgment decision with the United States Court of Appeals for the Ninth Circuit, Gunawan v. Kforce Inc., Case No. 14-55273. The matters now have been fully resolved. We expect the pending appeal will be dismissed imminently, without any material effect on our consolidated financial position, results of operations, or cash flows.

On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of 2013. The complaint was filed against Kforce and Kforce Government Solutions Inc. (“KGS”), was captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. On June 13, 2014, the defendants filed a motion to dismiss the complaint. The United States government has not intervened in this action at this time.

We are not aware of any other new legal proceedings for which a material loss is reasonably possible, nor are we aware of any other material developments with respect to existing legal proceedings, that occurred during the three months ended June 30, 2014.

Item 1A.	Risk Factors.

There are no material changes in the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2014 (in thousands, except per share amounts):

			Total Number of
			Shares Purchased	Approximate Dollar
			as Part of	Value of Shares that
	Total Number of		Publicly Announced	May Yet Be
	Shares Purchased	Average Price Paid	Plans or Programs	Purchased Under the
Period	(1)	per Share	(1)	Plans or Programs
April 1, 2014 to April 30, 2014	267,351	$20.88	267,351	$56,674,892
May 1, 2014 to May 31, 2014	400,549	$21.71	400,549	$47,979,654
June 1, 2014 to June 30, 2014	334,792	$22.15	334,792	$40,565,001

Total	1,002,692	$21.63	1,002,692	$40,565,001

(1)	All of the shares reported above as purchased are attributable to shares repurchased on the open market.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Stock Purchase Agreement, dated as of August 4, 2014, by and among Kforce Inc., and RCM Acquisition, Inc. (6)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed April 29, 2013.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed August 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: August 8, 2014	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2014	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)