Form 10-Q
period 2014-09-30
KFORCE INC
filed 2014-10-30
CIK 930420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2014, was 30,587,754.

KFORCE INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net service revenues	$313,810	$279,956	$898,592	$791,667
Direct costs of services	215,519	188,901	622,389	536,662

Gross profit	98,291	91,055	276,203	255,005
Selling, general and administrative expenses	82,090	75,284	234,218	221,732
Depreciation and amortization	2,642	2,536	7,391	7,395

Income from operations	13,559	13,235	34,594	25,878
Other expense, net	218	386	1,025	816

Income from continuing operations before income taxes	13,341	12,849	33,569	25,062
Income tax expense	5,346	5,213	13,232	10,053

Income from continuing operations	7,995	7,636	20,337	15,009
Income from discontinued operations, net of taxes	57,023	1,343	61,633	4,012

Net income	65,018	8,979	81,970	19,021
Other comprehensive (loss) income:
Defined benefit pension and postretirement plans, net of tax	(172)	33	(205)	101

Comprehensive income	$64,846	$9,012	$81,765	$19,122

Earnings per share – basic:
From continuing operations	$0.26	$0.23	$0.63	$0.44
From discontinued operations	1.81	0.04	1.91	0.12

Earnings per share – basic	$2.07	$0.27	$2.54	$0.56

Earnings per share – diluted:
From continuing operations	$0.25	$0.23	$0.63	$0.44
From discontinued operations	1.81	0.04	1.89	0.12

Earnings per share – diluted	$2.06	$0.27	$2.52	$0.56

Weighted average shares outstanding – basic	31,347	32,985	32,267	33,705

Weighted average shares outstanding – diluted	31,553	33,130	32,495	33,820

Cash dividends declared per share	$0.10	$—	$0.30	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,117	$875
Trade receivables, net of allowances of $2,239 and $2,028, respectively	202,420	179,095
Income tax refund receivable	39	7,720
Deferred tax assets, net	5,324	4,662
Prepaid expenses and other current assets	10,254	10,534

Total current assets	219,154	202,886

Fixed assets, net	35,736	36,728
Other assets, net	30,002	30,991
Deferred tax assets, net	21,200	23,270
Intangible assets, net	4,517	4,993
Goodwill	44,014	48,900

Total assets	$354,623	347,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	38,123	31,821
Accrued payroll costs	59,278	56,872
Other current liabilities	998	1,141
Income taxes payable	33,395	139

Total current liabilities	131,794	89,973
Long-term debt – credit facility	12,675	62,642
Long-term debt – other	762	1,364
Other long-term liabilities	34,129	36,556

Total liabilities	179,360	190,535

Commitments and contingencies (see Note C)

Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 70,015 and 69,480 issued, respectively	700	695
Additional paid-in capital	411,081	404,600
Accumulated other comprehensive income	112	317
Retained earnings	119,696	47,612
Treasury stock, at cost; 38,689 and 35,751 shares, respectively	(356,326)	(295,991)

Total stockholders’ equity	175,263	157,233

Total liabilities and stockholders’ equity	$354,623	347,768

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT

OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS)

Nine Months Ended
September 30, 2014
Common stock – shares:
Shares at beginning of period	69,480
Issuance for stock-based compensation and dividends, net of forfeitures	445
Exercise of stock options	90

Shares at end of period	70,015

Common stock – par value:
Balance at beginning of period	$695
Issuance for stock-based compensation and dividends, net of forfeitures	4
Exercise of stock options	1

Balance at end of period	$700

Additional paid-in capital:
Balance at beginning of period	$404,600
Issuance for stock-based compensation and dividends, net of forfeitures	274
Exercise of stock options	1,032
Income tax benefit from stock-based compensation	329
Stock-based compensation expense	4,531
Employee stock purchase plan	315

Balance at end of period	$411,081

Accumulated other comprehensive income:
Balance at beginning of period	$317
Pension and postretirement plans, net of tax of $21	(205)

Balance at end of period	$112

Retained earnings:
Balance at beginning of period	$47,612
Net income	81,970
Dividends, net of forfeitures ($0.30 per share)	(9,886)

Balance at end of period	$119,696

Treasury stock – shares:
Shares at beginning of period	35,751
Repurchases of common stock	2,961
Shares tendered in payment of the exercise price of stock options	4
Employee stock purchase plan	(27)

Shares at end of period	38,689

Treasury stock – cost:
Balance at beginning of period	$(295,991)
Repurchases of common stock	(60,486)
Shares tendered in payment of the exercise price of stock options	(84)
Employee stock purchase plan	235

Balance at end of period	$(356,326)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$81,970	$19,021
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of discontinued operations	(64,619)	—
Deferred income tax provision, net	1,428	1,451
Provision for bad debts on accounts receivable	1,080	969
Depreciation and amortization	7,541	7,395
Stock-based compensation	2,084	937
Pension and postretirement benefit plans expense	990	2,844
Tax benefit attributable to stock-based compensation	329	104
Excess tax benefit attributable to stock-based compensation	(128)	(42)
Deferred compensation liability increase, net	739	2,554
Gain on cash surrender value of Company-owned life insurance	(544)	(2,599)
Gain from Company-owned life insurance proceeds	(849)	—
Other	(107)	105
(Increase) decrease in operating assets:
Trade receivables, net	(38,303)	(31,334)
Income tax refund receivable	7,681	(2,430)
Prepaid expenses and other current assets	66	(2,731)
Other assets, net	(42)	139
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	4,854	(2,413)
Accrued payroll costs	6,674	6,835
Income taxes payable	(5,000)	2,414
Other long-term liabilities	(2,135)	553

Cash provided by operating activities	3,709	3,772

Cash flows from investing activities:
Proceeds from disposition of business	117,887	—
Capital expenditures	(4,787)	(6,043)
Proceeds from the disposition of assets held within the Rabbi Trust	2,330	1,845
Purchase of assets held within the Rabbi Trust	(2,156)	(2,611)
Proceeds from Company-owned life insurance	1,037	—
Other	1	17

Cash provided by (used in) investing activities	114,312	(6,792)

Cash flows from financing activities:
Proceeds from bank line of credit	444,846	433,122
Payments on bank line of credit	(494,778)	(400,711)
Payments of capital expenditure financing	(878)	(1,129)
Short-term vendor financing	146	(150)
Proceeds from exercise of stock options, net of shares tendered in payment of exercise	949	321
Excess tax benefit attributable to stock-based compensation	128	42
Payment of loan financing fees	(35)	—
Repurchases of common stock	(58,550)	(29,053)
Cash dividend	(9,607)	—

Cash (used in) provided by financing activities	(117,779)	2,442

Change in cash and cash equivalents	242	(578)

Cash and cash equivalents at beginning of period	875	1,381

Cash and cash equivalents at end of period	$1,117	$803

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

Organization and Nature of Operations

Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”) and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States (the “U.S.”). Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations constituted approximately 2% of net service revenues for both the three and nine months ended September 30, 2014 and 2013 and these revenues are included in our Tech segment.

Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.

Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our 2013 Annual Report on Form 10-K. In management’s opinion, the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our financial condition as of September 30, 2014, our results of operations for the three and nine months ended September 30, 2014 and our cash flows for the nine months ended September 30, 2014. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from our audited consolidated balance sheet as of December 31, 2013, as presented in our 2013 Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with the current year presentation for amounts related to discontinued operations (see Note B “Discontinued Operations” for further information on the discontinued operations).

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

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$7,995	$7,636	$20,337	$15,009
Income from discontinued operations, net of tax	57,023	1,343	61,633	4,012

Net income	$65,018	$8,979	$81,970	$19,021

Denominator:
Weighted average shares outstanding – basic	31,347	32,985	32,267	33,705
Common stock equivalents	206	145	228	115

Weighted average shares outstanding – diluted	31,553	33,130	32,495	33,820

Earnings per share – basic:
From continuing operations	$0.26	$0.23	$0.63	$0.44
From discontinued operations	1.81	0.04	1.91	0.12

Earnings per share – basic	$2.07	$0.27	$2.54	$0.56

Earnings per share – diluted:
From continuing operations	$0.25	$0.23	$0.63	$0.44
From discontinued operations	1.81	0.04	1.89	0.12

Earnings per share – diluted	$2.06	$0.27	$2.52	$0.56

For both the three and nine months ended September 30, 2014 and 2013, there were no shares of common stock excluded from the computation of dilutive earnings per share based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.

Dividends

Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price, and have the same vesting terms as the underlying outstanding and unvested restricted stock. The following summarizes the dividends declared for the three and nine months ended September 30:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Dividends declared per share	$0.10	$—	$0.30	$—

Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to its quarterly dividends of $0.10 thus far during 2014. However, the declaration and payment of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of, among other things, the Firm’s financial performance and the legal ability of Kforce to pay dividends at such time.

New Accounting Standard

In August 2014, the FASB issued authoritative guidance regarding disclosure of uncertainties about and entity’s ability to continue as a going concern, which requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is the be applied for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not anticipate a material impact to the consolidated financial statements upon adoption.

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

In April 2014, the FASB issued authoritative guidance regarding reporting discontinued operations and disclosures of disposals of components of an entity, which specifies additional thresholds for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is to be applied for annual reporting periods beginning on or after December 15, 2014, and early adoption is permitted. Kforce has elected not to adopt this standard early.

Note B – Discontinued Operations

Effective August 3, 2014, Kforce sold to RCM Acquisition, Inc. (the “Purchaser”), under a Stock Purchase Agreement (“SPA”) dated August 4, 2014, all of the issued and outstanding stock of Kforce Healthcare, Inc. (“KHI”), a wholly-owned subsidiary of the Firm and operator of the former Health Information Management (“HIM”) reporting segment, for a total cash purchase price of $119.0 million, subject to a post-closing working capital adjustment. As a result of the final working capital adjustment, Kforce had a payable to the Purchaser of $96 thousand as of September 30, 2014; this is expected to be paid during the quarter ended December 31, 2014 and Kforce does not expect any further post-closing working capital adjustments.

In connection with the sale, Kforce entered into a Transition Services Agreement (“TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 12 months. The fees for these services will be generally equivalent to Kforce’s cost, and additional services may be provided at negotiated rates. Although the services provided under the TSA generate continuing cash flows between Kforce and the Purchaser, the amounts are not considered to be direct cash flows of the discontinued operation nor are they significant to the ongoing operations of either entity. Kforce has no contractual ability through the TSA, SPA or any other agreement to significantly influence the operating or financial policies of the Purchaser. As a result, Kforce has no significant continuing involvement in the operations of KHI and, as such, has classified the operating results of the former HIM reporting segment as discontinued operations.

In accordance with and defined within the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $1.19 million, although this deductible does not apply to certain specified losses. Kforce’s obligations under the indemnification provisions of the SPA are, in some cases, limited to an aggregate of $8.925 million; this only applies to certain specified losses. While it cannot be certain, Kforce believes any material exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of September 30, 2014.

The total financial results of HIM have been presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The following summarizes the revenues and pretax profits of HIM for the three and nine months ended September 30 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net service revenues	$8,723	$19,696	$56,670	$57,301
Income from discontinued operations, before income taxes	$95,917	$2,242	$103,512	$6,697

For the three and nine months ended September 30, 2014, the income from discontinued operations included a gain, net of transaction costs, on the sale of discontinued operations of $94.3 million pretax, or $56.1 million after tax. The transaction costs primarily included legal fees, stock-based compensation related to the acceleration of restricted stock, commissions and transaction bonuses in the form of cash and common stock, which, in the aggregate, totaled $11.0 million. Stock-based compensation related to acceleration of restricted stock and transaction bonuses paid in stock in lieu of cash was $2.4 million for the three and nine months ended September 30, 2014. Kforce utilized the proceeds from the sale of HIM to pay down the outstanding borrowings under our credit facility, which is the primary cause for the decrease in long-term debt – credit facility for the period ended September 30, 2014 in the accompanying Unaudited Condensed Consolidated Balance Sheets. Additionally, the increase in the income tax payable in the related Unaudited Condensed Consolidated Balance Sheets was largely due to the sale of HIM.

Certain of the assets and liabilities pertaining to the discontinued operations of HIM as of the closing date were sold to or assumed by the Purchaser, and deconsolidated from Kforce. The following table summarizes the carrying amounts of the major classes of assets and liabilities at December 31, 2013 related to the discontinued operation, including those not sold to or assumed by the Purchaser (in thousands):

December 31, 2013
Assets:
Trade receivables	$11,755
Goodwill	4,886
Prepaid expenses and other current assets	219
Fixed assets, net	162
Other assets, net	88

Total assets	17,110

Liabilities:
Accounts payable and other accrued liabilities	712
Accrued payroll costs	4,177
Other long-term liabilities	868

Total liabilities	5,757

Net assets	$11,353

As of September 30, 2014, transaction costs accrued and unpaid amounted to $245 thousand, which are expected to be paid during the fourth quarter ending December 31, 2014, and have been classified in accounts payable and other accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheet. Kforce does not currently anticipate incurring any significant costs related to the discontinued operations above costs to service the TSA in future periods.

Note C – Commitments and Contingencies

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

On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of 2013. The complaint was filed against Kforce and Kforce Government Solutions Inc. (“KGS”), was captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. On June 13, 2014, the defendants filed a motion to dismiss the complaint. That motion has been fully briefed and is awaiting decision by the court. On October 8, 2014, the United States government filed a notice of its election to decline to intervene in the case.

Employment Agreements

Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2014 would be approximately $36.1 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $16.0 million if, in the absence of a change of control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.

Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note D – Employee Benefit Plans

Foreign Pension Plan

Kforce maintains a foreign defined benefit pension plan for eligible employees of the Philippine branch of Global that is required by Philippine labor laws (“Foreign Pension Plan”). The plan defines retirement as those employees who have attained the age of 60 and have completed at least five years of credited service. Benefits payable under the plan equate to one-half month’s salary for each year of credited service. Benefits under the plan are paid out as a lump sum to eligible employees at retirement.

For the three and nine months ended September 30, 2014, net periodic benefit cost was $68 thousand and $199 thousand, respectively. For the three and nine months ended September 30, 2013, net periodic benefit cost was $53 thousand and $164 thousand, respectively. The net periodic benefit cost recognized for the three and nine months ended September 30, 2014 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our 2013 Annual Report on Form 10-K.

As of September 30, 2014 and December 31, 2013, the projected benefit obligation associated with our foreign defined benefit pension plan was $1.6 million and $1.4 million, respectively, which is classified in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the Foreign Pension Plan and, as a result, no contributions were made to the Foreign Pension Plan during the nine months ended September 30, 2014. Kforce does not currently anticipate funding the Foreign Pension Plan during the year ending December 31, 2014.

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

The following represents the components of net periodic benefit cost for the three and nine months ended September 30 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Service cost	$291	$544	$873	$1,634
Interest cost	74	118	221	352
Amortization of actuarial loss	—	29	—	87

Net periodic benefit cost	$365	$691	$1,094	$2,073

The net periodic benefit cost recognized for the three and nine months ended September 30, 2014 was based upon the actuarial valuation at the beginning of the year, which utilized the assumptions noted in our 2013 Annual Report on Form 10-K.

The present value of the projected benefit obligation as of September 30, 2014 and December 31, 2013 was $8.9 million and $7.9 million, respectively, and is recorded in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2014. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2014.

Supplemental Executive Retirement Health Plan

Kforce maintained a Supplemental Executive Retirement Health Plan (“SERHP”) to provide postretirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirrored that of the SERP, and no advance funding was required by Kforce or the participants. Consistent with the SERP, none of the benefits earned were attributable to services provided prior to the effective date of the plan.

During the three months ended March 31, 2014, Kforce made a lump sum payment of $639 thousand to a participant in the SERHP in order to settle all future benefit payments due under the SERHP, resulting in a settlement gain of $122 thousand. Additionally, during the three months ended September 30, 2014, Kforce made lump sum payments of $3.2 million in the aggregate to all remaining participants in the SERHP in order terminate the SERHP and to settle all future benefit payments due under the SERHP. This termination effectively removed Kforce’s related postretirement benefit obligation, and resulted in a settlement loss of $847 thousand.

The following represents the components of net periodic postretirement benefit cost for the three and nine months ended September 30 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Service cost	$58	$173	$174	$518
Interest cost	26	33	78	100
Amortization of actuarial loss	—	26	—	77
Settlement loss/(gain)	847	—	725	—

Net periodic benefit cost	$931	$232	$977	$695

The net periodic post-retirement benefit cost recognized for the three and nine months ended September 30, 2014 was based upon an actuarial valuation performed at the time of settlement, which utilized the same assumptions noted in our 2013 Annual Report on Form 10-K.

As a result of the settlement with the remaining participants during September 2014, there was no accumulated postretirement benefit obligation liability as of September 30, 2014. As of December 31, 2013, the long-term portion of the accumulated postretirement benefit obligation was $2.6 million, and is recorded in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets and the current portion of the accumulated postretirement benefit obligation as recorded in other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets was $47 thousand.

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

The underlying investments within Kforce’s deferred compensation plan included money market funds as of September 30, 2014 and December 31, 2013. Assets held within the money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets during the nine months ended September 30, 2014. The estimated fair values on Kforce’s financial statements as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

Fair Value of Assets/(Liabilities):	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

As of September 30, 2014:
Credit facility (1)	$(12,675)	$—	$(12,675)	$—
Recurring basis:
Money market funds	$151	$151	$—	$—

As of December 31, 2013:
Credit facility (1)	$(62,642)	$—	$(62,642)	$—
Recurring basis:
Money market funds	$869	$869	$—	$—
Non-recurring basis:
Goodwill (2)	$48,900	$—	$—	$48,900

(1)	The carrying value of long-term debt under the credit facility approximates its estimated fair value as it re-prices at varying interest rates.
(2)	This amount is representative of the aggregated goodwill balance. The portion measured at fair value as of December 31, 2013 of $18,973 was related to the GS segment. The remaining portion of the goodwill balance presented is at carrying value.

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

The 2013 Stock Incentive Plan and 2006 Stock Incentive Plan allow for the issuance of stock options, stock appreciation rights, restricted stock and common stock, subject to share availability. Vesting of equity instruments is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options.

The 2013 Stock Incentive Plan terminates on April 5, 2023 and the 2006 Stock Incentive Plan terminates on April 28, 2016. The Incentive Stock Option Plan expired in 2005.

During the three months ended September 30, 2014 and 2013, Kforce recognized total stock-based compensation expense of $3.1 million and $336 thousand, respectively. During the nine months ended September 30, 2014 and 2013, Kforce recognized total stock-based compensation expense of $4.5 million and $937 thousand, respectively. During the three months ended September 30, 2014 and 2013, Kforce recognized stock-based compensation expense from continuing operations of $671 thousand and $336 thousand, respectively. During the nine months ended September 30, 2014 and 2013, Kforce recognized stock-based compensation expense from continuing operations of $2.1 million and $937 thousand, respectively.

Stock Options

The following table presents stock option activity during the nine months ended September 30, 2014 (in thousands, except per share amounts):

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price per Share	Total Intrinsic Value of Options Exercised
Outstanding and Exercisable as of December 31, 2013	97	83	180	$11.57
Exercised	(57)	(33)	(90)	$11.53	$860
Forfeited/Cancelled	(1)	—	(1)	$11.00

Outstanding and Exercisable as of September 30, 2014	39	50	89	$11.63

As of September 30, 2014, there was no unrecognized compensation cost related to non-vested options.

Restricted Stock

Kforce’s annual restricted stock grants made to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as approved by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain executives and management. Restricted stock granted during the nine months ended September 30, 2014 will vest over a period of two to ten years, with equal vesting annually.

Restricted stock contain the same voting rights as other common stock and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the nine months ended September 30, 2014 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2013	811	$16.89
Granted	408	$20.03
Forfeited/Cancelled	(55)	$18.25
Vested	(125)	$15.24	$2,532

Outstanding as of September 30, 2014	1,039	$18.02

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

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of September 30, 2014, total unrecognized compensation expense related to restricted stock was $12.0 million, which will be recognized over a weighted average remaining period of 4.8 years.

Common Stock

As discussed within Note B “Discontinued Operations,” the transaction expense related to the sale of HIM included commissions and transaction bonuses paid by the Firm in the form of Kforce common stock. As a result, during the three and nine months ended September 30, 2014, Kforce issued 92 thousand shares of common stock. During the three and nine months ended September 30, 2013, there was no similar common stock issuance.

Note G – Goodwill and Other Intangible Assets

The following table sets forth the activity in goodwill and other intangible assets during the nine months ended September 30, 2014 (in thousands):

	Goodwill	Other Intangible Assets, Net
Balance as of December 31, 2013	$48,900	$4,993
Disposition of HIM	(4,886)	—
Amortization of intangible assets	—	(476)

Balance as of September 30, 2014	$44,014	$4,517

As of September 30, 2014 and December 31, 2013, other intangible assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets consisted of $2.3 million and $2.8 million, respectively, of definite-lived intangible assets including customer relationships, customer contracts, and other and $2.2 million of an indefinite-lived intangible asset including a trade name and trademark.

As of September 30, 2014 and December 31, 2013, accumulated amortization for intangible assets was $25.7 million and $25.2 million, respectively. The estimated remaining amortization expense is $158 thousand for 2014, $634 thousand for 2015, $457 thousand for 2016, $209 thousand for 2017 and $209 thousand for 2018.

Note H – Reportable Segments

Kforce’s reportable segments are as follows: (i) Tech; (ii) FA; and (iii) GS. This determination is supported by, among other factors: the existence of segment presidents responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Board of Directors and our CODM. Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below. The following table has been updated to reflect the disposition of HIM. As described in Note B – “Discontinued Operations,” all revenues and gross profit associated with the discontinued operation have been recorded within income from discontinued operations, net of tax, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.

Historically, and for the three and nine months ended September 30, 2014, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Tech	FA	GS	Total
Three Months Ended September 30:
2014
Net service revenues:
Flexible billings	$212,269	$64,254	$24,787	$301,310
Search fees	5,374	7,126	—	12,500

Total net service revenues	$217,643	$71,380	$24,787	$313,810

Gross profit	$63,591	$26,425	$8,275	$98,291

2013
Net service revenues:
Flexible billings	$188,888	$54,791	$24,127	$267,806
Search fees	4,694	7,456	—	12,150

Total net service revenues	$193,582	$62,247	$24,127	$279,956

Gross profit	$58,287	$24,064	$8,704	$91,055

Nine Months Ended September 30:
2014
Net service revenues:
Flexible billings	$610,897	$181,411	$71,504	$863,812
Search fees	14,418	20,362	—	34,780

Total net service revenues	$625,315	$201,773	$71,504	$898,592

Gross profit	$180,210	$73,793	$22,200	$276,203
2013
Net service revenues:
Flexible billings	$526,941	$157,606	$70,254	$754,801
Search fees	14,845	22,021	—	36,866

Total net service revenues	$541,786	$179,627	$70,254	$791,667

Gross profit	$161,181	$69,607	$24,217	$255,005

Note I – Supplemental Cash Flow

Supplemental cash flow information is as follows for the nine months ended September 30 (in thousands):

	Nine Months Ended
	September 30, 2014	September 30, 2013
Supplemental Cash Flow Information:
Cash paid during the period for:
Income taxes, net	$12,608	$11,290
Interest, net	$637	$558
Non-Cash Transaction Information:
Employee stock purchase plan	$550	$462
Equipment acquired under capital leases	$130	$1,957
Unsettled repurchases of common stock	$1,937	$—
Shares tendered in payment of the exercise price of stock options	$84	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with Item 1. Financial Statements of this Report on Form 10-Q.

This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the nine months ended September 30, 2014.

•	Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, which have been presented in its Unaudited Condensed Consolidated Financial Statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases and the impact of changes in interest rates on our business.

Effective August 3, 2014, Kforce sold all of the issued and outstanding stock of KHI, Kforce’s wholly-owned subsidiary which operated its HIM segment. See Note B “Discontinued Operations” to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 include activity relating to HIM as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to HIM, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY

The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2014, which should be considered in the context of the additional discussions herein and in conjunction with its Unaudited Condensed Consolidated Financial Statements.

•	Net service revenues for the nine months ended September 30, 2014 increased 13.5% to $898.6 million from $791.7 million in the comparable period in 2013.

•	Flex revenues for the nine months ended September 30, 2014 increased 14.4% to $863.8 million from $754.8 million in the comparable period in 2013.

•	Search revenues for the nine months ended September 30, 2014 decreased 5.7% to $34.8 million from $36.9 million in the comparable period in 2013.

•	Flex gross profit margin for the nine months ended September 30, 2014 decreased 100 basis points to 27.9% from 28.9% in the comparable period in 2013.

•	During the three months ended September 30, 2014, Kforce Inc. sold all of the issued and outstanding stock of KHI, operator of the former HIM reporting segment, for a total cash purchase price of $119.0 million, subject to a post-closing working capital adjustment of $96 thousand. Proceeds from the sale of HIM were primarily used to pay off the outstanding borrowings under our credit facility and also to repurchase shares of common stock.

•	Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the nine months ended September 30, 2014 decreased to 26.0% from 28.0% in the comparable period in 2013. The decrease was primarily driven by a reduction in compensation expense as a result of the organizational realignment executed by the Firm during the fourth quarter of 2013.

•	Net income of $82.0 million for the nine months ended September 30, 2014 increased $63.0 million from net income of $19.0 million in the comparable period in 2013.

•	Diluted earnings per share from continuing operations for the nine months ended September 30, 2014 increased to $0.63 from $0.44 in the comparable period in 2013.

•	During the nine months ended September 30, 2014, Kforce repurchased 3.0 million shares of common stock at a total cost of approximately $60.5 million.

•	The Firm declared and paid a cash dividend of $0.10 per share during the three months ended September 30, 2014, resulting in a payout in cash of $3.1 million.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 and 2013

Net service revenues for the three and nine months ended September 30, 2014 were $313.8 million and $898.6 million, respectively, which represents an increase of 12.1% and 13.5%, respectively, over the comparable periods in 2013. The increase was primarily due to our Tech segment (which represents 69.6% of total net service revenues for the nine months ended September 30, 2014) and our FA segment (which represents 22.5% of total net service revenues for the nine months ended September 30, 2014), which had increases in net service revenues of 12.4% and 14.7%, respectively for the three months ended September 30, 2014 and 15.4% and 12.3%, respectively for the nine months ended September 30, 2014 as compared to the comparable periods in 2013. In addition, net service revenues for GS increased 2.7% and 1.8% for the three and nine months ended September 30, 2014 compared to the comparable periods in 2013. Flex revenues increased 12.5% and 14.4% for the three and nine months ended September 30, 2014 over the comparable periods in 2013, and 3.8% sequentially. Search revenues increased 2.9% and decreased 5.7% for the three and nine months ended September 30, 2014 over the comparable period in 2013, respectively, and decreased 0.7% sequentially.

Flex gross profit margin decreased 100 basis points to 28.5% for the three months ended September 30, 2014 as compared to 29.5% for the comparable period in 2013, and decreased 100 basis points to 27.9% for the nine months ended September 30, 2014 as compared to 28.9% for the comparable period in 2013. The decreases are due primarily to the impact of a change in spread between our bill rates and pay rates as a result of a higher concentration of our revenue growth coming from larger, lower-margin profile clients, and an increase in benefit costs. SG&A expenses as a percentage of net service revenues were 26.2% and 26.0% for the three and nine months ended September 30, 2014, respectively, as compared to 26.9% and 28.0% for the comparable periods in 2013. The decrease in SG&A expenses as a percentage of net service revenues was primarily driven by a reduction in compensation expense as a result of the organizational realignment executed by the Firm during fourth quarter of 2013 and partially offset by the increase in benefit costs mentioned previously.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to improve during 2014, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The unemployment rate was at 5.9% as of September 2014, and non-farm payroll expanded by approximately 671,000 jobs in the period July through September 2014. The college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy and candidate profile, was at 2.9% in September 2014. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape and geo-political risk will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. The penetration rate in September 2014 was at 2.10%, yet another new all-time high. If the penetration rate of temporary staffing continues to experience growth in the coming months and years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (i) executing a realignment plan to streamline our leadership and revenue enablers in an effort to better align a higher percentage of roles closer to the customer; (ii) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (iii) increasing revenue generator headcount to capitalize on targeted growth opportunities; (iv) further optimizing our National Recruiting Center team in support of our field operations; (v) upgrading our corporate systems with a focus on business intelligence, compensation management, job order prioritization and the development of mobile applications; (vi) focusing on process improvement, centralization and technology infrastructure improvement and (vii) divesting of our non-core business, HIM and KCR. We believe our realigned field operations and back office operations provide a competitive advantage for us and are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are primarily in the U.S., are also a key contributor to our long-term financial stability. We believe the recent divestitures provide us the opportunity to further dedicate our resources to exclusively providing Technology and Finance & Accounting talent in the commercial and government markets through our staffing organization and KGS, our government solutions provider.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Service Revenues by Segment:
Tech	69.4%	69.2%	69.6%	68.4%
FA	22.7%	22.2%	22.5%	22.7%
GS	7.9%	8.6%	7.9%	8.9%

Net service revenues	100.0%	100.0%	100.0%	100.0%

Revenue by Type:
Flex	96.0%	95.7%	96.1%	95.3%
Search	4.0%	4.3%	3.9%	4.7%

Net service revenues	100.0%	100.0%	100.0%	100.0%

Gross profit	31.3%	32.5%	30.7%	32.2%
Selling, general and administrative expenses	26.2%	26.9%	26.1%	28.0%
Depreciation and amortization	0.8%	0.9%	0.8%	0.9%
Income from continuing operations before income taxes	4.3%	4.6%	3.7%	3.2%
Income from continuing operations	2.5%	2.7%	2.3%	1.9%

The following table details net service revenues for Flex and Search by segment and changes from the prior period for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Tech
Flex	$212,269	12.4%	$188,888	$610,897	15.9%	$526,941
Search	5,374	14.5%	4,694	14,418	(2.9%)	14,845

Total Tech	$217,643	12.4%	$193,582	$625,315	15.4%	$541,786

FA
Flex	$64,254	17.3%	$54,791	$181,411	15.1%	$157,606
Search	7,126	(4.4%)	7,456	20,362	(7.5%)	22,021

Total FA	$71,380	14.7%	$62,247	$201,773	12.3%	$179,627

GS
Flex	$24,787	2.7%	$24,127	$71,504	1.8%	$70,254
Search	—		—	—		—

Total GS	$24,787	2.7%	$24,127	$71,504	1.8%	$70,254

Total Flex	$301,310	12.5%	$267,806	$863,812	14.4%	$754,801
Total Search	12,500	2.9%	12,150	34,780	(5.7%)	36,866

Total Revenues	$313,810	12.1%	$279,956	$898,592	13.5%	$791,667

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended September 30, 2014 and 2013, there were 64 billing days each.

Flex revenues for our largest segment, Tech, experienced growth during the three and nine months ended September 30, 2014 of 12.4% and 15.9% as compared to the same periods in 2013. A September 2014 report published by SIA provides an expectation that temporary technology staffing will grow 7% in 2014 and an additional 7% in 2015, which we believe is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology in business driving up the overall demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in continued strong future growth in our Tech segment. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue generator headcount added in 2012 and 2013. Additionally, the Firm expects to continue to make selective investments in revenue generator headcount throughout 2014 and into 2015. The Firm believes the Tech segment will continue to grow throughout the remainder of 2014, and a continuation of year-over-year growth in 2015 due to our ongoing investments in revenue generating resources.

Our FA segment experienced an increase of 17.3% and 15.1% in Flex revenues during the three and nine months ended September 30, 2014 as compared to the same periods in 2013. In its September 2014 update, SIA provides an expectation that finance and accounting growth will be 5% in 2014 and an additional 5% in 2015. Management believes the benefit from the significant investment in the revenue generator headcount for FA made in 2012 and 2013 will continue to be realized in 2014 through the capture of a portion of the expected growth in the FA industry as a result of improvements in associate productivity that typically come with tenure. The Firm believes the FA segment will continue to grow throughout the remainder of 2014, and a continuation of year-over-year growth in 2015.

Our GS segment experienced an increase of 2.7% and 1.8% in Flex revenues for the three and nine months ended September 30, 2014 as compared to the same periods in 2013. The modest increases primarily relate to stronger than expected expansion of revenues with existing customers. While there remains continued uncertainty within this segment and the government environment, we expect that the GS segment revenues will remain stable for the remainder of 2014 as compared to 2013.

The following table details total Flex hours for each segment and percentage changes over the prior period for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Tech	3,050	6.9%	2,854	8,867	10.0%	8,059
FA	1,980	16.0%	1,707	5,584	15.5%	4,833

Total hours	5,030	10.3%	4,561	14,451	12.1%	12,892

As the GS segment primarily provides solutions-based services as compared to staffing services, Flex hours are not presented.

The increase in Flex revenues for Tech and FA for the three months ended September 30, 2014 compared to the same period in 2013 was $32.8 million, composed of a $21.6 million increase in volume, a $10.8 million increase in bill rate and a $0.4 million increase from the impact of billable expenses. The increase in Flex revenues for Tech and FA for the nine months ended September 30, 2014 compared to the same period in 2013 was $107.8 million, composed of a $76.8 million increase in volume, a $31.1 million increase in bill rate and a $0.1 decrease from the impact of billable expenses. The sequential increase in Flex revenues for Tech and FA was $10.3 million, composed of a $9.1 million increase in volume, a $0.9 million increase in bill rate and a $0.3 million increase from the impact of billable expenses.

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Tech	1,778	28.2%	1,387	4,480	0.7%	4,449
FA	92	(6.1%)	98	241	(29.3%)	341
GS	56	(39.8%)	93	323	24.2%	260

Total billable expenses	1,926	22.1%	1,578	5,044	(0.1%)	5,050

Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.

Search revenues increased 2.9% and decreased 5.7% for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, and decreased 0.7% sequentially. The decreases were primarily driven by the reallocation of revenue generating resources to capture the current high demand for our Flex staffing services. We expect Search revenues to be stable for the remainder of 2014 as compared to the same period in 2013.

Total placements for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Tech	322	9.2%	295	888	(5.6%)	941
FA	539	(3.2%)	557	1,704	(0.1%)	1,706

Total placements	861	1.1%	852	2,592	(2.1%)	2,647

The average placement fee for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Tech	$16,704	5.0%	$15,907	$16,242	2.9%	$15,781
FA	13,219	(1.3%)	13,396	11,951	(7.4%)	12,905

Total average placement fee	$14,522	1.8%	$14,266	$13,421	(3.6%)	$13,927

The increase in Search revenues for the three months ended September 30, 2014 compared to the same period in 2013 was $0.4 million as a result of a $0.2 million increase in rate and a $0.2 million increase in volume. The decrease in Search revenues for the nine months ended September 30, 2014 compared to the same period in 2013 was $2.1 million as a result of a $1.3 million decrease in rate and a $0.8 million decrease in volume. The sequential net decrease in Search revenues was $0.1 million, composed of a $1.0 million decrease in volume and a $0.9 million increase in rate.

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

The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Tech	29.2%	(3.0%)	30.1%	28.8%	(3.0%)	29.7%
FA	37.0%	(4.4%)	38.7%	36.6%	(5.7%)	38.8%
GS	33.4%	(7.5%)	36.1%	31.0%	(10.1%)	34.5%

Total gross profit percentage	31.3%	(3.7%)	32.5%	30.7%	(4.7%)	32.2%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with the necessary insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Increase (Decrease)	2013	2014	Increase (Decrease)	2013
Tech	27.4%	(3.5%)	28.4%	27.1%	(2.5%)	27.8%
FA	30.0%	(1.0%)	30.3%	29.5%	(2.3%)	30.2%
GS	33.4%	(7.5%)	36.1%	31.0%	(10.1%)	34.5%

Total Flex gross profit percentage	28.5%	(3.4%)	29.5%	27.9%	(3.5%)	28.9%

The increase in Flex gross profit for the three months ended September 30, 2014 compared to the same period in 2013 was $6.9 million, composed of a $9.9 million increase in volume and a $3.0 million decrease in rate. The increase in Flex gross profit for the nine months ended September 30, 2014 compared to the same period in 2013 was $23.3 million, composed of a $31.5 million increase in volume and an $8.2 million decrease in rate. The sequential net increase in Flex gross profit was $4.0 million, composed of a $3.1 million increase in volume and a $0.9 million increase in rate.

During the three and nine months ended September 30, 2014, Flex gross profit percentage decreased 100 basis points as compared to the same periods in 2013, respectively. The decrease during both the three and nine months ended September 30, 2014 was primarily driven by the impact of change in spread between our bill rates and pay rates as a result of a higher concentration of our revenue growth coming from larger, lower-margin profile clients, and an increase in benefit costs. Additionally, our Flex gross profit within our GS segment was negatively impacted by a shift to a higher mix of subcontractor labor which was driven by current contractual demands and increased benefit costs. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will be stable for the remainder of 2014. We anticipate that Flex gross profit margins will be stable for the remainder of 2014, as compared to the earlier quarters in 2014, and expect that stability to continue into early 2015.

Selling, General and Administrative Expenses (“SG&A”). For the three and nine months ended September 30, 2014, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A was 85.5% and 85.3% as compared to 86.1% and 85.4% for the comparable periods in 2013, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associated performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and nine months ended September 30 (in thousands):

	2014	% of Revenues	2013	% of Revenues
Three Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$70,175	22.4%	$64,802	23.2%
Other	11,915	3.8%	10,482	3.7%

Total SG&A	$82,090	26.2%	$75,284	26.9%

Nine Months Ended September 30:
Compensation, commissions, payroll taxes and benefits costs	$199,795	22.2%	$189,447	23.9%
Other	34,423	3.8%	32,285	4.1%

Total SG&A	$234,218	26.0%	$221,732	28.0%

SG&A as a percentage of net service revenues decreased 60 basis points and 200 basis points for the three and nine months ended September 30, 2014 as compared to the same periods in 2013. For the three and nine months ended September 30, 2014, the net decreases were primarily attributable to:

•	Decrease in compensation, payroll taxes and benefit costs of 0.7% and 1.5%, respectively, of net service revenues which were primarily a result of a reduction in compensation expense as a result of the organizational realignment executed by the Firm during fourth quarter of 2013. For the three months ended September 30, an increase in compensation costs of 0.4% related to post retirement health benefit obligation settlements.

•	Decrease in commissions, payroll taxes and benefit costs of 0.4% and 0.2%, respectively, of net service revenues which were primarily attributable to a decrease in the estimated annual effective commission rate due to certain changes made to our compensation plans.

•	For the nine months ended September 30, a decrease in professional fees of 0.2% of net service revenues which were primarily a result of a reduction in corporate activities.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three months ended September 30 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
		Increase			Increase
	2014	(Decrease)	2013	2014	(Decrease)	2013
Fixed asset depreciation	$1,461	31.7%	$1,109	$3,811	20.7%	$3,158
Capital lease asset depreciation	303	(19.6%)	377	894	(27.1%)	1,226
Capitalized software amortization	720	(16.0%)	857	2,211	(9.1%)	2,433
Intangible asset amortization	158	(18.1%)	193	475	(17.8%)	578

Total depreciation and amortization	$2,642	4.2%	$2,536	$7,391	(0.1%)	$7,395

Other Expense, Net. Other expense, net was $0.2 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.0 and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively, and consisted primarily of interest expense related to outstanding borrowings under our credit facility.

Income Tax Expense (Benefit). Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) for the nine months ended September 30, 2014 and 2013 was 39.4% and 40.1%, respectively. There were no individual items during the nine months ended September 30, 2014 or 2013 that had a material impact on Kforce’s effective rate.

Income from Discontinued Operations, Net of Income Taxes. Discontinued operations for the three and nine months ended September 30, 2014 and 2013 includes the consolidated income and expenses of HIM. During the three months ended September 30, 2014, Kforce completed the sale of HIM resulting in a pre-tax gain of $94.3 million. Included in the determination of the pre-tax gain is approximately $4.9 million of goodwill for HIM and transaction expenses totaling approximately $11.0 million, which primarily included legal fees, stock-based compensation related to acceleration of restricted stock due to change in control provisions, commissions and transaction bonuses.

Income tax expense as a percentage of income from discontinued operations, before income taxes, for the nine months ended September 30, 2014 and 2013 was 40.5% and 40.1%, respectively.

Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is defined by Kforce as net income before income from discontinued operations, net of taxes, interest, income taxes, depreciation and amortization and amortization of stock-based compensation expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to evaluate our operations including our ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the Unaudited Condensed Consolidated Financial Statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

The following table presents Adjusted EBITDA results and includes a reconciliation of Adjusted EBITDA to net income for the three and nine months ended September 30 (in thousands, except per share amounts):

	2014	Per Share	2013	Per Share
Three Months Ended September 30:
Net income	$65,018	$2.06	$8,979	$0.27
Income from discontinued operations, net of taxes	57,023	1.81	1,343	0.04

Income from continuing operations	7,995	0.25	7,636	0.23
Depreciation and amortization	2,642	0.08	2,536	0.08
Stock-based compensation expense	671	0.02	336	0.01
Interest expense and other	258	0.01	349	0.01
Income tax expense	5,346	0.18	5,213	0.16

Adjusted EBITDA	$16,912	$0.54	$16,070	$0.49

Nine Months Ended September 30:
Net income	$81,970	$2.52	$19,021	$0.56
Income from discontinued operations, net of taxes	61,633	1.89	4,012	0.12

Income from continuing operations	20,337	0.63	15,009	0.44
Depreciation and amortization	7,391	0.23	7,395	0.22
Stock-based compensation expense	2,025	0.06	937	0.03
Interest expense and other	1,038	0.02	853	0.02
Income tax expense	13,232	0.41	10,053	0.30

Adjusted EBITDA	$44,023	$1.35	$34,247	$1.01

LIQUIDITY AND CAPITAL RESOURCES

To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our existing credit facility. At September 30, 2014, Kforce had $87.4 million in working capital compared to $112.9 million at December 31, 2013. Kforce’s current ratio (current assets divided by current liabilities) was 1.7 at September 30, 2014 and December 31, 2013. Also, due to proceeds of $109.4 million, which is net of transaction costs for legal fees, commissions and cash transaction bonuses, from our recent sale of HIM, we had additional funds that we used to reduce outstanding borrowings under our credit facility and to repurchase shares of common stock.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (i) achieving positive cash flow from operating activities; (ii) returning capital to our shareholders through our dividend program; (iii) repurchasing our common stock; (iv) maintaining an appropriate outstanding balance on our credit facility; (v) investing in our infrastructure to allow sustainable growth via capital expenditures; and (vi) making strategic acquisitions.

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

The following table presents a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30 (in thousands):

	2014	2013
Cash provided by (used in):
Operating activities	$3,709	$3,772
Investing activities	114,312	(6,792)
Financing activities	(117,779)	2,442

Decrease in cash and cash equivalents	$242	$(578)

Discontinued Operations

As was previously discussed, Kforce sold HIM on August 4, 2014. The accompanying Unaudited Condensed Consolidated Statements of Cash Flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods, including the nine months ended September 30, 2013, were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.

Operating Activities

The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities the increase in cash provided by operating activities during the nine months ended September 30, 2014 as compared to the same period in 2013 is a result of the timing of collections of accounts receivable.

Investing Activities

Capital expenditures for the nine months ended September 30, 2014 and 2013 were $4.8 million and $6.0 million, respectively, which exclude equipment acquired under capital leases. Proceeds from the divestiture of HIM were $117.9 million, during the three months ended September 30, 2014.

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

Financing Activities

During the nine months ended September 30, 2014, the Firm paid cash for repurchases of common stock totaling approximately $58.6 million, which was composed of approximately $57.2 million of open market common stock repurchases and $1.3 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards.

During the three and nine months ended September 30, 2014, Kforce declared and paid dividends in cash of $3.1 million, or $0.10 per share and $9.6 million, or $0.30 per share, respectively. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our dividend of $0.10 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of, among other things, our financial performance and our legal ability to pay dividends.

Credit Facility

The maximum borrowings available to Kforce under the credit facility are limited to: (a) a revolving credit facility of up to $135 million (the “Revolving Loan Amount”) and (b) a $15 million sub-limit included in the credit facility for letters of credit. Kforce has an accordion option to increase the borrowing capacity an additional $15 million.

Borrowing availability under the credit facility is limited to the remainder of: (a) the lesser of (i) $135.0 million minus the four week average aggregate weekly payroll of employees assigned to work for customers, or (ii) 85% of the net amount of eligible accounts receivable, plus 80% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves, and in either case, minus (b) the aggregate outstanding amount under the credit facility. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of (a) LIBOR plus an applicable margin based on various factors or (b) the higher of: (i) the prime rate, (ii) the federal funds rate plus 0.50% or (iii) LIBOR plus 1.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the credit facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the credit facility, an unused line fee is required to be paid equal to the applicable margin times the amount by which the maximum revolver amount exceeded the sum of the average daily outstanding amount of the revolving loans and the average daily undrawn face amount of outstanding letters of credit during the immediate preceding month. Borrowings under the credit facility are secured by substantially all of the assets of Kforce and its subsidiaries, excluding the real estate located at the Kforce’s corporate headquarters in Tampa, Florida. Under the credit facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the credit facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the credit facility and $11.0 million. Kforce had availability under the credit facility of $107.1 million as of September 30, 2014; therefore, the minimum fixed charge coverage ratio was not applicable. Kforce believes that it will be able to maintain the minimum availability requirement; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio covenant, which would constitute an event of default. The credit facility expires September 20, 2016.

As of September 30, 2014, $12.7 million was outstanding under the credit facility. During the three months ended September 30, 2014, maximum outstanding borrowings under the credit facility were $88.5 million. As of October 24, 2014, $22.8 million was outstanding and $97.0 million was available under the credit facility.

Off-Balance Sheet Arrangements

Kforce provides letters of credit to certain vendors in lieu of cash deposits. At September 30, 2014, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.8 million and for facility lease deposits totaling $0.5 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our Unaudited Condensed Consolidated Financial Statements.

Stock Repurchases

As of December 31, 2013, $62.6 million of the Board-authorized common stock repurchase program remained available for future repurchases. On September 10, 2014, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $70.0 million (exclusive of any previously unused authorizations). During the nine months ended September 30, 2014, Kforce repurchased approximately 3.0 million shares of common stock at a total cost of approximately $60.5 million. As of September 30, 2014, $72.1 million remained available for future repurchases.

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

As of September 30, 2014, we had $12.7 million outstanding under our credit facility and our weighted average effective interest rate on our credit facility was 2.3%. A hypothetical 10% increase in interest rates in effect at September 30, 2014 would have the effect of increasing annualized interest expense on borrowings outstanding as of September 30, 2014 by less than $0.1 million.

We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented approximately 2% of net service revenues for the nine months ended September 30, 2014, and because our international operations’ functional currency is the U.S. Dollar. However, we will continue to assess the impact that currency fluctuations could have on our operations going forward.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of 2013. The complaint was filed against Kforce and Kforce Government Solutions Inc. (“KGS”), was captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. On June 13, 2014, the defendants filed a motion to dismiss the complaint. That motion has been fully briefed and is awaiting decision by the court. On October 8, 2014, the United States government filed a notice of its election to decline to intervene in the case.

We are not aware of any other new legal proceedings for which a material loss is reasonably possible, nor are we aware of any other material developments with respect to existing legal proceedings, that occurred during the three months ended September 30, 2014.

Item 1A.	Risk Factors.

There are no material changes in the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2014 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	272,855	$22.02	272,855	$34,556,803
August 1, 2014 to August 31, 2014 (2)	852,287	$19.25	852,287	$18,147,500
September 1, 2014 to September 30, 2014 (3)	818,123	$19.66	818,123	$72,061,693

Total	1,943,265	$19.77	1,943,265	$72,061,693

(1)	All of the shares reported constitute shares repurchased in the open market as part of the Firm’s share repurchase authorization and shares withheld for statutory minimum tax withholding requirements as a result of the vesting of restricted stock.
(2)	Includes 49,843 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements.
(3)	Our Board of Directors increased the share repurchase authorization by $70 million on September 10, 2014.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)

3.1a	Articles of Amendment to Articles of Incorporation. (2)

3.1b	Articles of Amendment to Articles of Incorporation. (2)

3.1c	Articles of Amendment to Articles of Incorporation. (2)

3.1d	Articles of Amendment to Articles of Incorporation. (3)

3.1e	Articles of Amendment to Articles of Incorporation. (4)

3.2	Amended & Restated Bylaws. (5)

10.1	Stock Purchase Agreement, dated as of August 4, 2014, by and among Kforce Inc. and RCM Acquisition, Inc. (6)

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File 33-91738) filed April 28, 1995.
(2)	Incorporated by reference to the Registrant’s Form S-4/A (File No. 333-111566) filed February 9, 2004, as amended.
(3)	Incorporated by reference to the Registrant’s Form 8-K (File No. 000-26058) filed May 17, 2000.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed March 29, 2002.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed April 29, 2013.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed August 6, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: October 30, 2014	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2014	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)