Form 10-K
period 2014-12-31
KFORCE INC
filed 2015-02-27
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-K
 ________________________________________________________
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-26058
_________________________________________________________________
 KFORCE INC.
(Exact name of Registrant as specified in its charter)
_________________________________________________________________

FLORIDA	59-3264661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 EAST PALM AVENUE, TAMPA, FLORIDA	33605
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 552-5000
 _______________________________________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
None	None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value
(Title of class)
_____________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $583,008,954. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 24, 2015 was 29,515,188.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 21, 2015 (“Proxy Statement”)	Part III

KFORCE INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our beliefs regarding potential government actions, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, the efficacy of our disclosure and internal controls, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, our ability to recruit qualified individuals, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.
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
We provide our clients staffing services and solutions through three operating segments: Technology (“Tech”), Finance and Accounting (“FA”) and Government Solutions (“GS”). Our Tech segment includes the results of Kforce Global Solutions, Inc. (“Global”), a wholly-owned subsidiary, which has an office in the Philippines. The GS segment is organized and managed by specialty because of the unique operating characteristics of the business.
The following charts depict the percentage of our total revenues for each of our segments for the years ended December 31, 2014, 2013 and 2012 (the charts for 2013 and 2012 have been reconfigured to exclude our former Health Information Management ("HIM") segment which we sold in 2014):

Tech
Our Tech segment provides both temporary staffing and permanent placement services to our clients, focusing primarily on areas of information technology such as systems/applications programmers and developers, senior-level project managers, systems analysts, enterprise data management and e-business and networking technicians. The average bill rate for our Tech segment for 2014 was approximately $68 per hour. Our Tech segment provides service to clients in a variety of industries with a strong footprint in the healthcare, financial services and government sectors. An IT growth update published by Staffing Industry Analysts (“SIA”) during September 2014, states that temporary technology staffing is projected to experience growth of 7% in 2015. We believe the sustained high growth is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology in business driving the overall demand for talent in the temporary technology staffing sector. The SIA report also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in strong future growth in our Tech segment.
FA
Our FA segment provides both temporary staffing and permanent placement services to our clients in areas such as general accounting, business analysis, accounts payable, accounts receivable, financial analysis and reporting, taxation, budget preparation and analysis, mortgage and loan processing, cost analysis, professional administration, credit and collections, audit services, and systems and controls analysis and documentation. Our FA segment provides service to clients in a variety of industries with a strong footprint in the healthcare, financial services and government sectors. The average bill rate for our FA segment for 2014 was approximately $32 per hour. In its September 2014 update, the SIA report indicated that the market for temporary finance/accounting work is expected to expand 5% during 2015.

GS
Our GS segment provides Tech and FA professionals to the Federal Government as both a prime contractor and a subcontractor. The GS contracts are concentrated on customers that we believe are less impacted by sequestration threats, such as healthcare. GS offers integrated business solutions to its customers in areas such as: information technology, healthcare informatics, data and knowledge management, research and development, financial management and accounting, among other areas. Substantially all GS services are supplied to the Federal Government through field offices located in the Washington, D.C. metropolitan area, San Antonio, Texas and Austin, Texas.
Types of Staffing Services
Kforce’s staffing services consist of temporary staffing services (“Flex”) and permanent placement services (“Search”). For the three years ended December 31, 2014, 2013, and 2012, Flex represented 96.2%, 95.5% and 95.3% of total Kforce revenue, respectively.
We target clients and recruits for both Flex and Search services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.
Flex
We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that they have the appropriate skills and experience and are “the right match” for our clients. We recruit consultants from the job boards, Kforce.com, from social media networks and from passive candidates we identify who are currently employed and not actively seeking another position. Our success is dependent upon our employees’ (“associates”) ability to: (1) understand and acknowledge our clients’ needs; (2) determine and understand the capabilities of the consultants being recruited; and (3) deliver and manage the client-consultant relationship to the satisfaction of both our clients and our consultants. We believe proper execution by our associates and our consultants directly impacts the longevity of the assignments, increases the likelihood of being able to generate repeat business with our clients and fosters a better experience for our consultants, which has a direct correlation to their redeployment.
Flex revenue is driven by the number of total hours billed and established bill rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Flex associate commissions, related taxes and other compensation and benefits, as well as field management compensation are included in selling, general and administrative expenses (“SG&A”), along with administrative and corporate compensation. The Flex business model involves attempting to maximize the number of consultant hours and bill rates, while managing consultant pay rates and benefit costs, as well as compensation and benefits for our core associates. Flex revenue also includes solutions provided through our GS segment. These revenues involve providing longer-term contract services to the customer primarily on a time-and-materials basis but also on a fixed-price and cost-plus basis.
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

Business Strategy
Our primary goal is to sustain long-term financial growth and outperform the industry while being a leading provider of domestic professional and staffing services in our focus segments. We believe the following strategies will help us achieve our goal.
Invest in Headcount of Revenue Generators. Given the current and expected future demand in the marketplace for the services provided by Kforce and the performance of our most tenured associates continuing to remain near peak levels, the Firm made significant investments beginning in the fourth quarter of 2012 in the hiring of associates that are responsible for generating revenue. The increase in revenue generator headcount from 2013 to 2014 was 6.3% and from 2012 to 2013 was 10.3%. New associates typically take six to twelve months to ramp up to a minimum acceptable standard and continue to ramp for up to four years. Accordingly, we expect that the investment in 2014 will result in more revenue growth during 2015 and beyond. Going forward, the Firm expects to continue to hire additional revenue generators in those lines of business, geographies and industries that we believe present the greatest opportunity.
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
A continued focus of Kforce is cultivating relationships with premier partners and strategic clients, both in terms of annual revenues and geographic dispersion. In order to achieve greater penetration within each of our largest accounts, we work to foster an understanding of our client’s needs holistically while building a consultative partnership rather than a transactional client relationship. We are increasingly concentrated on bringing our core employees closer to the customer, and with that in mind we have integrated our largest accounts leadership team into our field leadership team, enhancing our alignment to serve these clients. We believe that this strategy will allow us to more effectively drive expansion in our share of our clients’ staffing needs, as well as capturing additional overall market share.
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
We concentrate resources among our segments and staffing services to the areas of highest anticipated demand to adapt to the ever-changing landscape within the staffing industry. We believe our historical focus in these markets, combined with our associates’ operating expertise, provides us with a competitive advantage.
Optimize Operating Margins. The optimization of operating margins remains an important goal for Kforce as we strive to deliver profitable revenue growth. We believe our revenue-focused alignment and streamlined infrastructure will allow us to meet the needs of our clients and consultants in the most cost effective manner possible.
Retain our Great People. A significant focus of Kforce is on the retention of our tenured and top performing associates. We ended fiscal 2014 with an even more highly tenured management team, field sales team and back office employees, which we believe will continue to enhance our ability to achieve future profitable growth.
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

Continue to Develop and Optimize our National Recruiting Center (“NRC”). We believe our centralized NRC offers us a competitive advantage. The NRC is particularly effective at increasing the quality and speed of delivery services to our clients with demands for high volume staffing. The NRC identifies and interviews active candidates from nationally contracted job boards, Kforce.com, as well as other sources, then forwards qualified candidates to Kforce field offices to be matched to available positions. The NRC has continued to evolve throughout 2014, and supports all of our operating segments. There continues to be a significant demand for its resources. In 2014, we reallocated a portion of the NRC resources to a facility in Phoenix, Arizona with a goal to create greater efficiency in serving our clients in the western U.S.
We continue to focus on job order prioritization, which places greater attention on orders that we believe present the greatest opportunity and streamlining the NRC’s focus to more specific industries, customer segments and skill sets to create leverage. A continued focus for 2015 will be to enhance the performance of the NRC in meeting demand, and enhance our efforts to support future growth by building a pipeline of qualified candidates, as well as evolving its international talent solution strategy. The Firm will continue to utilize the NRC as a training ground for field sales as top performers in the NRC with a strong knowledge of the delivery system will move into field sales roles.
Leverage Infrastructure. A significant focus for Kforce is to more effectively leverage the functionality built over the last several years with its front-end and back office technology infrastructure. We believe our back office system software provides a competitive advantage through the enhancement of the efficiency and performance of our sales and delivery functions. We will continue to selectively improve our front-end systems and our back office systems, including our ERP and time collection and billing systems, in areas that we believe will generate additional operating leverage. In 2014, Kforce adopted and implemented an Agile software development methodology (whereby requirements and solutions evolve through cross-functional teams), and underwent an organizational transformation with a goal to maximize the responsiveness and timeliness by which value is delivered through our technology investments.
Enhance Shareholder Value. Kforce is committed to enhancing shareholder value. In 2014, the Firm executed a significant share repurchase program, completed four quarterly dividends, and continued to focus on reducing expenses. We increased the quarterly dividend amount by 10% in December 2014. Kforce expects to continue these initiatives through 2015.
Industry Overview
We serve Fortune 1000 companies, the Federal Government, state and local governments, local and regional companies, and small to mid-sized companies. Our 10 largest clients represented approximately 25% of revenues and no single customer accounted for more than 5% of revenues for the year ended December 31, 2014. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. We believe Kforce is one of the 10 largest publicly-traded specialty staffing firms in the United States. According to a report published by the SIA in July 2014, 124 companies reported at least $100 million in U.S. staffing revenues in 2013 and these 124 companies represented an estimated 54.5% of the total market. Competition in a particular market can come from many different companies, both large and small. We believe, however, that our geographic presence, diversified service offerings, NRC, focus on consistent service and delivery and effective job order prioritization all provide a competitive advantage, particularly with clients that have operations in multiple geographic markets. In addition, we believe that our service offerings are primarily concentrated in areas with significant growth opportunities in both the short and long term.
Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for substantial additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which improved during 2014 at a greater rate than 2013 based on data published by the Bureau of Labor Statistics (“BLS”). Total temporary employment increased 7.8% and the penetration rate increased 3.4% from December 2013 to December 2014, bringing the rate to 2.13% in December 2014, an all-time high. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 5.6% as of December 2014, and non-farm payroll expanding an average of 246,000 jobs per month in 2014. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at 2.9% in December 2014. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. Additionally, we believe the increasing costs of employment may be driving a systemic shift to an increased use of temporary staff as a percentage of total workforce, which is creating reduced cyclicality in the business. If the penetration rate of temporary staffing continues to experience growth in the coming years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio. Of course, no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

According to an industry forecast published by SIA in September 2014, the U.S. temporary staffing industry generated estimated revenues of $92.5 billion in 2011, $99.0 billion in 2012 and $103.3 billion in 2013; with projected revenues of $108.8 billion in 2014 and $115.0 billion in 2015. Based on projected revenues of $108.8 billion for the U.S. temporary staffing industry, this would put the Firm’s market share at approximately 1%. Therefore, our previously discussed business strategies are sharply focused around expanding our share of the U.S. temporary staffing market and further penetrating our existing clients’ staffing needs.
Over the last several years, our GS segment’s operations have been adversely impacted by the (1) continued uncertainty of funding levels of various Federal Government programs and agencies; (2) uncertain macro-economic and political environment; and (3) unexpected significant delays in the start-up of already executed and funded projects, which we believe were due to acute shortages of acquisition and contracting personnel within certain Federal Government agencies. GS management remains cautiously optimistic as it cannot predict the outcome of past, current and future efforts to reduce federal spending and whether these efforts will materially impact the future budgets of federal agencies that are clients of our GS segment. Our GS segment will be facing a number of re-competes in 2015 that could materially impact that segment's performance, especially given the recent emphasis by the Federal Government on awarding contracts to the lowest bidder and a de-emphasis of overall funding of services.
Trade Names and Trademark
The Kforce trade names, and derivatives thereof, and GS’s “Data Confidence” trademark is important to our business. Our primary trade names and trademark are registered with the United States Patent and Trademark Office. In the 2014 Temporary Workers Survey published by SIA, Kforce was ranked third in a name recognition survey, and ranked first among IT temporary workers.
Regulatory Environment
Staffing firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship between a firm and its staff; such as wage and hour regulations, tax withholding and reporting, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements and (3) substantive limitations on their operations. Staffing firms are governed by laws regulating the employer/employee relationship.
In providing staffing and solution services to the Federal Government, we must comply with complex laws and regulations relating to the formation, administration, and performance of Federal Government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business.
In the increasingly stringent regulatory environment, one of our top priorities is compliance. As we continue to evolve our infrastructure, compliance remains a primary focus. For more discussion of the potential impact that the regulatory environment could have on Kforce’s financial results, please see Item 1A. Risk Factors below.
Competition
We operate in a highly competitive and fragmented specialty staffing services industry within each of our operating segments. Within temporary staffing, the working capital requirements can be a barrier to entry, because most employees are paid weekly and customers may take 30 to 45 days or more to pay. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms, and national and regional accounting firms that also offer certain specialty staffing services.
In addition, many companies utilize Managed Service Providers (“MSP”) or Vendor Management Organizations ("VMO") for the management and purchase of staffing services. Generally, MSPs and VMOs are organizations that standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate, spend and measure supplier performance. VMSs can also be provided through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees of 1% to 3% of total service revenues, and these fees are usually recorded by staffing firms as a cost of services, thereby compressing profit margins. While Kforce does not currently provide MSP or VMO services directly to its clients, our strategy is to work with specific MSPs, VMOs and VMS providers to enable us to extend our Flex staffing services to the widest customer base possible within the sectors we serve.

As stated previously, there are 124 staffing firms with more than $100 million in U.S. staffing revenues in operation and thousands of smaller organizations compete to varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. Our peer group for 2014, which is comprised of some of our largest competitors, included: CDI Corp., CIBER, Inc., Computer Task Group Inc., Manpower Inc., On Assignment, Inc., Resources Connection, Inc., Robert Half International Inc., and TrueBlue Inc.
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
Seasonality of Operating Results
Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. The majority of our reporting segments are significantly impacted by the increase in the number of holidays and vacation days taken during the fourth quarter of the calendar year. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year, as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each year.
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
Financial Information about Foreign and Domestic Operations
Substantially all of Kforce’s revenues are derived from domestic operations with customers located in the United States and substantially all long-lived assets were located in the United States for the three years ended December 31, 2014. One of our subsidiaries, Global, provides outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for each of the three years ended December 31, 2014, 2013 and 2012.
Financial Information about Business Segments
We provide our clients staffing services and solutions through three reporting segments: Tech, FA and GS. For segment financial data see Note 16 – “Reportable Segments” in the Notes to Consolidated Financial Statements.
Operating Employees and Personnel
As of December 31, 2014, Kforce employed approximately 2,600 associates and had more than 11,000 consultants on assignment (“Flexible Consultants”) providing flexible staffing services and solutions to our clients. Approximately 91% of the Flexible Consultants are employed directly by Kforce (“Flexible Employees”); the balance consists of individuals who are employed by other entities (“Independent Contractors”) that provide their employees as subcontractors to Kforce for assignment to its clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.

Availability of Reports and Other Information
We make available, free of charge, through the Investor Relations page on our website, and by responding to requests addressed to Michael Blackman, our Chief Corporate Development Officer, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically submit such materials to the SEC. Our corporate website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. The SEC’s website is http://www.sec.gov. Information provided on the SEC’s website is not part of this Annual Report on Form 10-K.

Item 1A.         Risk Factors.
Kforce faces significant employment-related legal risk.
Kforce employs people internally and in the workplaces of other businesses. An inherent risk of such activity includes possible discrimination and harassment claims; wrongful termination; violations of employment rights related to employment screening or privacy issues; classification of workers as employees or independent contractors; violations of wage and hour requirements; employment of illegal aliens; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of monetary damages or fines, or other material adverse effects on our business. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe is appropriate for our operations. Our insurance coverage, however, may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked. In addition, there appears to be a heightened state and federal scrutiny of independent contractor relationships, which could adversely affect us given that we utilize a significant number of independent contractors to perform our services. An adverse determination of the independent contractor status of these firms could result in a substantial tax or other liabilities.
Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people internally and in the workplace of other businesses is that many of these individuals have access to client information systems and confidential information. Such activity includes possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, funds, or other property; cyber security breaches affecting our clients and/or us; or other acts. Such acts may result in negative publicity or other material adverse effects on our business. In addition, these occurrences may give rise to litigation, which could be time-consuming and expensive. To reduce our exposure, we maintain insurance coverage for types and amounts we believe are appropriate in light of the aforementioned exposures. There can be no assurance that the corporate policies and practices we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks.
Our business is significantly affected by fluctuations in general economic conditions.
Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States. Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off full-time employees. In addition, an economic downturn could result in a reduction in the temporary staffing penetration rate, an increase in the unemployment rate and a deceleration of growth in the segments in which we operate. We may also experience more competitive pricing pressures during periods of economic downturn. Approximately 98% of our revenue is generated by our business operations in the United States. Any substantial economic downturn in the United States could have a material adverse effect on our business, financial condition, and results of operations.
Kforce may be adversely affected by government regulation of the staffing business and of the workplace.
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
In the ordinary course of our business, we collect and retain personal information of our associates and Flexible Employees and their dependents including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties (including third parties with substantially greater resources than our own; for example, foreign governments) may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.
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
Kforce maintains debt which could impact operating flexibility and contains restrictive covenants that could trigger prepayment of obligations or additional costs.
We have a credit facility consisting of a revolving line of credit of up to $170 million. Borrowings under the credit facility are secured by substantially all of the assets of the Firm, excluding the real estate located at the Firm's corporate headquarters in Tampa, FL, unless the eligible real estate conditions are met.
Our level of debt and the limitations imposed on us by our credit agreement could have important consequences for investors including the following: (1) we will have to use a portion of our cash flow from operations for debt services rather than for our operations; (2) we may not be able to obtain additional financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing; (3) we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions; and (4) we may be disadvantaged compared to competitors with less leverage.
Kforce is subject to certain affirmative and negative covenants under the credit facility. Our failure to comply with such restrictive covenants could result in an event of default, which, if not cured or waived, could result in Kforce being required to repay the outstanding balance before the due date. We may not be able to repay our debt or if forced to refinance on terms not acceptable to us could have a material adverse affect on our results of operations and financial condition.

Kforce’s temporary staffing business could be adversely impacted by health care reform.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (PPACA) imposes new mandates on individuals and employers, requiring most individuals to have health insurance. Beginning in 2015, the PPACA assesses penalties on large employers that do not offer health insurance meeting certain coverage, value, or affordability standards. While we believe the costs associated with the law may have less of an impact on Kforce than many other staffing companies due to the level and scope of benefits we offer, a delay in or inability to increase bill rates charged to our customers could result in a reduction of our Flex gross profit. In addition, because the regulations governing the PPACA’s employer mandate are new and subject to interpretation, it is possible that Kforce may incur liability in the form of penalties, fines, or damages if the health plans we offer are subsequently found not to meet minimum essential coverage, affordability or minimum value standards, or if our method for determining eligibility for coverage is found inadequate or our clients seek indemnification for health care claims resulting from consultants working on client assignments. The cost of any such penalties, fines or damages could have a material adverse effect on Kforce’s financial and operating results.
We are exposed to intangible asset risk which could result in future impairment.
A significant and sustained decline in our stock price and market capitalization, a significant decline in our (or in one or more of our reporting units’) expected future cash flows, a significant adverse change in the business climate, slower growth rates, or changes in our business strategy have resulted, and could result in the future, in the need to perform an impairment analysis. If we were to conclude that a future write-down of our goodwill or other intangible assets is necessary, it could result in material charges that are adverse to our operating results and financial position. See Note 6 – “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” for further details, including the details regarding the goodwill impairment losses within our GS reporting unit in recent years.
Significant legal actions could subject Kforce to substantial uninsured liabilities.
Professional service providers are subject to legal actions alleging malpractice, breach of contract and other legal theories. These actions may involve large claims and significant defense costs. We may also be subject to claims alleging violations of federal or state labor laws. In addition, we may be subject to claims related to torts, intentional acts, or crimes committed by our full-time employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable federal, state, local or foreign laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability and general liability, in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.
Delays or defaults in collecting our trade accounts receivable could adversely affect our business.
We generate a significant amount of trade accounts receivable from our customers. Delays or defaults in payments owed to us could have a material adverse effect on our financial condition and results of operations. Factors that could cause a delay or default include business failures, turmoil in the financial and credit markets, sluggish or recessionary U.S. economic conditions, our exposure to customers in high-risk sectors such as the financial services industry, and declines in the credit worthiness of our customers. See Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further details.
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
Kforce's liquidity is dependent in part on our revolving credit facility, which is provided by a syndicate of banks. Our liquidity may be negatively impacted if one of our lenders under our credit facility, or another financial institution, suffers liquidity issues. In such an event, we may not be able to draw on any of the amounts available under our credit facility, or a substantial portion thereof. If we attempt to obtain future financing in addition to, or as a replacement of, our credit facility, financial market turmoil could negatively impact our ability to obtain such financing on favorable terms.
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

These acquisitions may also involve significant cash expenditures, debt incurrence, integration expenses, and exposure to unforeseen liabilities that could have a material adverse effect on our financial condition, results of operations, and cash flows. Any acquisition may ultimately have a negative impact on our business and financial condition. In addition, dispositions involve risks, which could have a material adverse effect on us including:

•	we may not be able to identify acceptable buyers;

•	we may divest a business at a price or on terms that are less favorable than anticipated;

•	we may lose key employees;

•	divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction;

•	completing divestitures requires expenses and management effort;

•	we may become subject to indemnity obligations and/or remain liable or contingently liable for obligations related to the divested business or operations;

•	we may retain of certain continuing liabilities under contracts;

•	covenants not to compete could impair our ability to attract and retain customers; and

•	we may face difficulties in the separation of the divested operations, services, products and personnel.
Provisions in Kforce’s articles and bylaws and under Florida law may have certain anti-takeover effects.
Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered board of directors and permit the removal of directors only for cause. Additionally, the Board may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances upon a change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could have a negative effect on the market price of our common stock.
Kforce’s stock price may be volatile.
Kforce’s common stock is traded on The NASDAQ Global Select Market using the ticker symbol “KFRC.” The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the employment services industry, or other developments affecting us, our clients, or our competitors; some of which may be unrelated to our performance.
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

RISKS RELATED TO OUR GOVERNMENT BUSINESS
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
Changes in Federal Government fiscal or spending policies could materially adversely affect our Federal Agency Business; in particular, our business could be materially adversely affected by decreases in Federal Government spending.

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

Item 1B.         Unresolved Staff Comments.
None.
Item 2.         Properties.
On May 27, 2010, we acquired our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space. Leases for our field offices, which are located throughout the U.S., range from three to five-year terms although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year. We also lease an office in Manila, Philippines, which is approximately 17,000 square feet of space.
Although additional field offices may be established based on the requirements of our operations, we believe that our facilities are adequate for our current needs, and we do not expect to materially expand our facilities in the foreseeable future.
Item 3.         Legal Proceedings.
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, except where otherwise noted, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our consolidated financial statements.
On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of 2013. The complaint was filed against Kforce and Kforce Government Solutions Inc., was captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. On June 13, 2014, the defendants filed a motion to dismiss the complaint. On October 8, 2014, the United States government filed a notice of its election to decline to intervene in the case. On November 10, 2014, the court granted the defendants’ motion to dismiss all federal claims with prejudice, and also dismissed the state law claims without prejudice for lack of jurisdiction. Mr. Turner appealed the court’s ruling to the United States Court of Appeals for the Eleventh Circuit, where the case is currently pending as USCA Case No. 14-15529.
Item 4.         Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NASDAQ Global Select Market using the ticker symbol “KFRC”. The following table sets forth, for the periods indicated, the high and low intra-day sales price of our common stock, as reported on the NASDAQ Global Select Market. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2014
High	$22.59	$23.80	$22.76	$24.72
Low	$17.30	$19.97	$17.20	$18.65
2013
High	$16.65	$16.43	$17.99	$21.37
Low	$13.36	$12.23	$14.69	$16.83
From January 1, 2015 through February 24, 2015, the high and low intra-day sales price of our common stock was $24.99 and $22.34, respectively. On February 24, 2015, the last reported sale price of our common stock on the NASDAQ Global Select Market was $24.11 per share.
Holders of Common Stock
As of February 24, 2015, there were approximately 175 holders of record.
Dividends
Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of forfeitable restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price on the record date. Such additional shares have the same vesting terms and conditions as the outstanding and unvested restricted stock. During 2014, the Board declared a quarterly dividend of $0.10 per share on each of February 7, 2014, April 25, 2014 and July 25, 2014. On December 3, 2014, the Board declared an increase to the cash dividend bringing the quarterly dividend to $0.11 per share of common stock. No dividend payments were declared during the first nine months of 2013. A cash dividend on common stock of $0.10 per share was declared on December 4, 2013.
Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to its December 2014 dividend of $0.11 per share. However, the amount and payment of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of the Firm’s financial performance and legal ability to pay. There can be no assurances that dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (3) (4)
Equity compensation plans approved by shareholders
Kforce Inc. 2013 Stock Incentive Plan	N/A	N/A	2,424,078
Kforce Inc. 2006 Stock Incentive Plan	35,000	$12.14	34,425
Kforce Inc. 2009 Employee Stock Purchase Plan	N/A	N/A	2,816,041
Kforce Inc. Incentive Stock Option Plan (5)	22,300	$11.00	—
Total	57,300	$11.70	5,274,544

(1)
In addition to the number of securities listed in this column, 811,854 shares and 169,796 shares of restricted stock granted under the 2013 Stock Incentive Plan and 2006 Stock Incentive Plan, respectively, have been issued and are unvested as of December 31, 2014.

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

(4)
As of December 31, 2014, there were options outstanding under the Kforce Inc. 2009 Employee Stock Purchase Plan (“2009 ESPP”) to purchase 6,644 shares of common stock at a discounted purchase price of $22.92.

(5)	Issuances of options under the Incentive Stock Option Plan ceased in 2005. All of the outstanding options issued pursuant to this plan expire in March 2015.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	992,211	$20.57	992,211	$51,647,241
November 1, 2014 to November 30, 2014	490,162	$23.47	490,162	$40,142,579
December 1, 2014 to December 31, 2014	452,802	$23.83	439,703	$29,663,527
Total	1,935,175	$22.07	1,922,076	$29,663,527

(1)
All of the shares reported constitute shares repurchased in the open market as part of the Firm’s share repurchase authorization and shares withheld for statutory minimum tax withholding requirements as a result of the vesting of restricted stock.

(2)	Includes 13,099 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period December 1, 2014 to December 31, 2014.

Item 6.     Selected Financial Data.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2014 (1)	2013 (2)(3)	2012 (4)(5)	2011	2010
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$1,217,331	$1,073,728	$1,005,487	$936,036	$828,895
Gross profit	374,581	344,376	320,586	293,271	263,999
Selling, general and administrative expenses	315,338	307,944	305,940	258,578	239,400
Goodwill impairment	—	14,510	69,158	—	—
Depreciation and amortization	9,894	9,846	10,789	12,505	12,611
Other expense, net	1,392	1,147	1,057	1,220	811
Income (loss) from continuing operations, before income taxes	47,957	10,929	(66,358)	20,968	11,177
Income tax expense (benefit)	18,559	5,635	(24,227)	7,339	3,447
Income (loss) from continuing operations	29,398	5,294	(42,131)	13,629	7,730
Income from discontinued operations, net of income taxes	61,517	5,493	28,428	13,527	12,904
Net income (loss)	$90,915	$10,787	$(13,703)	$27,156	$20,634
Earnings (loss) per share – basic, continuing operations	$0.94	$0.16	$(1.18)	$0.36	$0.20
Earnings (loss) per share – diluted, continuing operations	$0.93	$0.16	$(1.18)	$0.35	$0.19
Earnings (loss) per share – basic	$2.89	$0.32	$(0.38)	$0.72	$0.52
Earnings (loss) per share – diluted	$2.87	$0.32	$(0.38)	$0.70	$0.51
Weighted average shares outstanding – basic	31,475	33,511	35,791	37,835	39,480
Weighted average shares outstanding – diluted	31,691	33,643	35,791	38,831	40,503
Cash dividend declared per share	$0.41	$0.10	$1.00	$—	$—
	As of December 31,
	2014	2013	2012	2011	2010
	(IN THOUSANDS)
Working capital	$130,226	$112,913	$72,685	$103,075	$64,878
Total assets	$363,922	$347,768	$325,149	$409,672	$391,044
Total outstanding borrowings – Credit Facility	$93,333	$62,642	$21,000	$49,526	$10,825
Total long-term liabilities	$130,351	$100,562	$56,429	$93,393	$36,904
Stockholders’ equity	$139,388	$157,233	$169,846	$233,115	$253,817

(1)
During the year ended December 31, 2014, Kforce terminated the Company's Supplemental Executive Retirement Health Plan ("SERHP") and settled all future benefit obligations by making lump sum payments totaling approximately $3.9 million, which resulted in a net settlement loss of approximately $0.7 million. The termination effectively removed Kforce's related post-retirement benefit obligation.

(2)
Kforce recognized a goodwill impairment charge of $14.5 million related to the GS reporting unit during 2013. The tax benefit associated with this impairment charge was $5.2 million, resulting in an after-tax impairment charge of $9.3 million.

(3)
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

(4)
Kforce recognized a goodwill impairment charge of $69.2 million related to the GS reporting unit during 2012. The tax benefit associated with this impairment charge was $24.7 million, resulting in an after-tax impairment charge of $44.5 million.

(5)
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

During the three months ended September 30, 2014, Kforce disposed of Kforce Healthcare, Inc. (“KHI”), a wholly-owned subsidiary of Kforce Inc. and operator of the former Health Information Management (“HIM”) reporting segment, for a total cash purchase price of $119.0 million plus a $96 thousand post-closing working capital adjustment. The results of operations for KHI have been presented as discontinued operations for all of the years presented above. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements for more detail.
During the three months ended March 31, 2012, Kforce disposed of KCR for a purchase price of $50.0 million plus a $7.3 million post-closing working capital adjustment. The results of operations of KCR have been presented as discontinued operations for the years 2012, 2011 and 2010 presented above. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements for more detail.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Kforce, our operations, and our present business environment. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report, as well as Item 1. Business of this report for an overview of our operations and business environment.
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for 2014.

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

Effective August 3, 2014, Kforce divested its HIM segment through a sale of all of the issued and outstanding stock of KHI. The results presented in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012 include activity relating to HIM as discontinued operations.
On March 31, 2012, Kforce sold all of the issued and outstanding stock of KCR. The results presented in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012 includes activity relating to KCR as discontinued operations. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements.
Except as specifically noted, our discussions below exclude any activity related to HIM and KCR, which are addressed separately in the discussion of Income from Discontinued Operations, Net of Income Taxes.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are important 2014 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto. We believe such highlights are as follows:

•	Net service revenues increased 13.4% to $1.22 billion in 2014 from $1.07 billion in 2013. Net service revenues increased 13.9% for Tech, 14.2% for FA and 6.6% for GS.

•	Flex revenues increased 14.2% to $1.17 billion in 2014 from $1.03 billion in 2013.

•	Search revenues decreased 3.6% to $46.7 million in 2014 from $48.4 million in 2013.

•	Quarterly sequential revenues grew for four consecutive quarters, driving revenue growth in the fourth quarter of 2014 to 13.0% year over year.

•
Flex gross profit margin decreased 90 basis points to 28.0% in 2014 from 28.9% in 2013. Flex gross profit margin decreased 60 basis points for Tech, 70 basis points for FA and 310 basis points for GS year over year.

•
Selling, general and administrative ("SG&A") expenses as a percentage of revenues for the year ended December 31, 2014 was 25.9% compared to 28.7% in 2013. This decrease was primarily due to a reduction in compensation expense as a result of the organizational realignment executed by the Firm during the fourth quarter of 2013, as well as a decrease in the annual effective commission rate due to certain changes made to our compensation plan.

•
Income from continuing operations of $29.4 million in 2014 increased $24.1 million compared with income from continuing operations of $5.3 million in 2013. The results for 2013 include an after-tax goodwill impairment charge of $9.3 million.

•	Net income of $90.9 million for the year ended December 31, 2014 increased $80.1 million from net income of $10.8 million for the year ended December 31, 2013.

•	Diluted earnings per share from continuing operations for the year ended December 31, 2014 increased to $0.93 from $0.16 per share in 2013.

•
During the three months ended September 30, 2014, Kforce Inc. sold all of the issued and outstanding stock of KHI, operator of the former HIM reporting segment, for a total cash purchase price of $119.0 million, plus a post-closing working capital adjustment of $96 thousand. Proceeds from the sale of HIM were primarily used initially to pay off the outstanding borrowings under the Credit Facility and ultimately to repurchase shares of common stock.

•	During 2014, Kforce repurchased 4.8 million shares of common stock on the open market at a total cost of approximately $101.6 million.

•	The Firm declared and paid cash dividends totaling $0.41 per share during the year ended December 31, 2014 resulting in a payout in cash of $12.8 million.

•
The Firm amended its credit facility on December 23, 2014 to increase the borrowing capacity by $35.0 million to $170.0 million, and to increase the accordion option from $15.0 million to $50.0 million.

•
The total amount outstanding under the credit facility increased $30.7 million to $93.3 million as of December 31, 2014 as compared to $62.6 million as of December 31, 2013, primarily due to funds used to repurchase shares of our common stock.

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
Our significant accounting policies are discussed in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Allowance for Doubtful Accounts, Fallouts and Other Accounts Receivable Reserves

See Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, for a complete discussion of our policies related to determining our allowance for doubtful accounts, fallouts and other accounts receivable reserves.

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

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts, fallouts and other accounts receivable reserves. As of December 31, 2014 and 2013, these allowances were 1.0% and 1.1% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts, fallouts and other accounts receivable reserves. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved at December 31, 2014, would have impacted our net income for 2014 by approximately $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually or more frequently whenever events and circumstances indicate that the carrying value of the goodwill may not be recoverable. See Note 6 – “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the valuation methodologies employed.

In connection with our annual assessment of goodwill impairment as of December 31, 2014 we performed a step one analysis for each of our reporting units, which ultimately resulted in no impairment charge for Tech, FA or GS.

The carrying value of goodwill as of December 31, 2014 by reporting unit was approximately $17.0 million, $8.0 million and $20.9 million for our Tech, FA and GS reporting units, respectively.

We determine the fair value of our reporting units using widely accepted valuation techniques, including the discounted cash flow, guideline transaction method and guideline company method. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto and (6) market multiples.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

Kforce performed a step one impairment assessment for each of our reporting units (Tech, FA and GS) as of December 31, 2014. We compared the carrying value of each reporting unit to the respective estimated fair value as of December 31, 2014 and determined that the fair value exceeded carrying value by 263%, 342% and 7%, respectively. As a result, no goodwill impairment charges were recognized during the year ended December 31, 2014.

During the years ended December 31, 2012 and 2013, we recorded an impairment charge to the GS reporting unit goodwill balance. As the current fair value of the GS reporting unit exceeds the carrying value by 7%, the following is a discussion regarding certain of the assumptions utilized in the step one impairment analysis for GS as of December 31, 2014. Consistent with the 2013 Step 2 analysis, a terminal value growth rate of 3% and a weighted average cost of capital of 17%, which includes a specific company risk premium of 2%, was used. To calculate fair value under the guideline company method, we utilized enterprise value/revenue multiples ranging from 0.3x to 0.7x and enterprise value/EBITDA multiples ranging from 3.0x to 6.9x. Additionally, the fair value under the guideline company method included a control premium of 35.0%, which was determined based on a review of comparative market transactions. To calculate the fair value under the guideline transaction method, we utilized enterprise value/revenue multiples ranging from 0.3x to 2.3x and enterprise value/EBITDA multiples ranging from 7.6x to 20.8x.
A deterioration in any of these assumptions or the assumptions discussed in Note 6 – “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, could result in an additional impairment charge.

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

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2014 were $3.4 million and $1.9 million, respectively.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date.

We have not made any material changes in the accounting methodologies used to establish our self-insured liabilities during 2014 and 2013.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2014 would have impacted our net income for 2014 by approximately $0.3 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have stock-based compensation programs, which include options, stock appreciation rights (“SARs”) and restricted stock awards. See Note 1 – “Summary of Significant Accounting Policies,” Note 11 – “Employee Benefit Plans,” and Note 13 – “Stock Incentive Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of our stock-based compensation programs.

We have not granted any stock options or SARs over the last three years. We determine the fair market value of our restricted stock based on the closing stock price of Kforce’s common stock on the date of grant.
The stock compensation expense recorded is impacted by our estimated forfeiture rates, which are based on historical forfeitures, as well as historical employee turnover.
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

A 10% change in unrecognized stock-based compensation expense would have impacted our net income by $0.7 million for 2014.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plan – U.S.

We have a defined benefit pension plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”). See Note 11 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the terms of this plan.

The SERP was not funded as of December 31, 2014 or 2013.

When estimating the obligation for our pension benefit plan, management is required to make certain assumptions and to apply judgment with respect to determining an appropriate discount rate, bonus percentage assumptions and expected effect of future compensation increases for the participants in the plan.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our obligation. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP during 2014 would have had an insignificant impact on our net income for 2014.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Income Taxes

See Note 4 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a complete discussion of the components of Kforce’s income tax expense, as well as the temporary differences that exist as of December 31, 2014.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Kforce recorded a valuation allowance of $0.1 million as of December 31, 2014 related primarily to state net operating losses.

A 0.50% change in our effective income tax rate from continuing operations would have impacted our net income for 2014 by approximately $0.2 million.

NEW ACCOUNTING STANDARDS
In August 2014, the FASB issued authoritative guidance regarding disclosure of uncertainties about an entity’s ability to continue as a going concern, which requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is to be applied for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not anticipate a material impact to the consolidated financial statements upon adoption.
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
In April 2014, the FASB issued authoritative guidance regarding reporting discontinued operations and disclosures of disposals of components of an entity, which specifies additional thresholds for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is to be applied for annual reporting periods beginning on or after December 15, 2014, and early adoption is permitted. Kforce elected not to adopt this standard early.
RESULTS OF OPERATIONS
Net service revenues for the years ended December 31, 2014, 2013 and 2012 were approximately $1.22 billion, $1.07 billion and $1.01 billion, respectively, which represents an increase of 13.4% from 2013 to 2014 and 6.8% from 2012 to 2013. The increase in 2014 from 2013 was primarily due to our Tech segment (which represented 69.2% of total net service revenues in 2014) and our FA segment (which represented 22.7% of total net service revenues in 2014) which had increases in net service revenues of 13.9% and 14.2%, respectively. The increase in 2013 from 2012 was primarily due to our Tech segment (which represented 68.9% of total net service revenues in 2013) which had an increase in net service revenues of 9.4%. Our GS segment net service revenues increased 6.6% in 2014 from 2013 and increased 0.6% in 2013 from 2012. Search revenues decreased 3.6% in 2014 compared to 2013 and increased 2.6% in 2013 compared to 2012.
Flex gross profit margins decreased 90 basis points to 28.0% for the year ended December 31, 2014 as compared to 28.9% for the year ended December 31, 2013. The decrease is due primarily to the impact of a change in spread between our bill rates and pay rates as a result of higher concentration of our revenue growth coming from larger, lower-margin profile clients and an increase in benefit costs. Flex gross profit margins increased from 28.5% for the year ended December 31, 2012 to 28.9% for the year ended December 31, 2013. SG&A expenses as a percentage of net service revenues were 25.9% and 28.7% for the years ended December 31, 2014 and 2013, respectively. The decrease in SG&A expenses as a percentage of net service revenues during the year ended December 31, 2014 was primarily driven by a reduction in compensation expense as a result of the organizational realignment executed by the Firm during the fourth quarter of 2013 and partially offset by the increase in benefit costs mentioned previously.
Additionally, during the years ended December 31, 2013 and 2012, Kforce recorded a goodwill impairment charge of $14.5 million and $69.2 million, respectively, in our GS reporting unit. In 2013, this impairment charge was a result of a business strategy decision made during the fourth quarter of 2013, regarding the GS reporting unit, to focus its service offerings and efforts on prime integrated business solution services. During 2012, the goodwill impairment charge was the result of the adverse effect of the unexpected significant delays in the start-up of already executed and funded projects, uncertainty of funding levels of various Federal Government programs and agencies and the increasingly uncertain macro-economic and political environment.

From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to improve during 2014 as compared to 2013 based on data published by the BLS and SIA. Total temporary employment increased 7.8% and the penetration rate increased 3.4% from December 2013 to December 2014, bringing the rate to 2.13% in December 2014, an all-time high. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 5.6% as of December 2014, and non-farm payroll expanding an average of 246,000 jobs per month in 2014. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at 2.9% in December 2014. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. Additionally, we believe the increasing costs of employment may be driving a systemic shift to an increased use of temporary staff as a percentage of total workforce, which is creating reduced cyclicality in the business. If the penetration rate of temporary staffing continues to experience growth in the coming months and years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.
Over the last few years, we have undertaken several significant initiatives including: (1) executing a realignment plan to streamline our leadership and revenue enablers in an effort to better align a higher percentage of roles closer to the customer; (2) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (3) increasing revenue generator headcount to capitalize on targeted growth opportunities; (4) further optimizing our NRC team in support of our field operations; and (5) divesting of our non-core businesses, HIM and KCR. We believe our realigned field operations and revenue enabler operations models provide a competitive advantage for us and are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S., are also a key contributor to our long-term financial stability. We believe the recent divestitures of HIM and KCR provide us the opportunity to further dedicate our resources to exclusively providing technology and finance & accounting talent in the commercial and government markets through our staffing organization and KGS, our government solutions provider.
Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended:

	December 31,
	2014	2013	2012
Revenues by Segment:
Tech	69.2%	68.9%	67.2%
FA	22.7	22.6	23.7
GS	8.1	8.5	9.1
Net service revenues	100.0%	100.0%	100.0%
Revenues by Type:
Flex	96.2%	95.5%	95.3%
Search	3.8	4.5	4.7
Net service revenues	100.0%	100.0%	100.0%
Gross profit	30.8%	32.1%	31.9%
Selling, general and administrative expenses	25.9%	28.7%	30.4%
Goodwill impairment	—%	1.4%	6.9%
Depreciation and amortization	0.8%	0.9%	1.1%
Income (loss) from continuing operations, before income taxes	3.9%	1.0%	(6.6)%
Income (loss) from continuing operations	2.4%	0.5%	(4.2)%
Net income (loss)	7.5%	1.0%	(1.4)%

The following table details net service revenues for Flex and Search by segment and changes from the prior year (in thousands).

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Tech
Flex	$823,311	14.3%	$720,179	9.9%	$655,062
Search	19,158	(0.1)%	19,183	(6.5)%	20,525
Total Tech	$842,469	13.9%	$739,362	9.4%	$675,587
FA
Flex	$249,274	16.9%	$213,158	0.6%	$211,797
Search	27,537	(5.9)%	29,259	9.7%	26,679
Total FA	$276,811	14.2%	$242,417	1.7%	$238,476
GS
Flex	$98,051	6.6%	$91,949	0.6%	$91,424
Search	—	—	—	—	—
Total GS	$98,051	6.6%	$91,949	0.6%	$91,424
Total Flex	$1,170,636	14.2%	$1,025,286	7.0%	$958,283
Total Search	46,695	(3.6)%	48,442	2.6%	47,204
Total Net Service Revenues	$1,217,331	13.4%	$1,073,728	6.8%	$1,005,487
While quarterly comparisons are not fully discussed herein, certain quarterly revenue trends are referred to in discussing annual comparisons. Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. The following 2014 quarterly information is presented for informational purposes only (in thousands, except Billing Days).

	Three Months Ended
	December 31	September 30	June 30	March 31
Billing Days	62	64	64	63
Flex Revenues
Tech	$212,414	$212,269	$206,165	$192,463
FA	67,863	64,254	60,057	57,100
GS	26,547	24,787	23,946	22,771
Total Flex	$306,824	$301,310	$290,168	$272,334
Search Revenues
Tech	$4,740	$5,374	$5,036	$4,008
FA	7,175	7,126	7,554	5,682
Total Search	$11,915	$12,500	$12,590	$9,690
Total Revenues
Tech	$217,154	$217,643	$211,201	$196,471
FA	75,038	71,380	67,611	62,782
GS	26,547	24,787	23,946	22,771
Total Revenues	$318,739	$313,810	$302,758	$282,024

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenues for our largest segment, Tech, increased 14.3% during the year ended December 31, 2014 as compared to 2013 and increased 9.9% in 2013 from 2012. We believe the increase in revenue is primarily a result of candidate skill sets that are in demand, our great people and operating model, and our increase in revenue generator headcount. According to an IT growth update published by SIA during the fourth quarter of 2014, industries that utilized IT staffing are estimated to grow at a higher rate than the overall U.S. employment growth rate. SIA estimates the IT staffing market will grow 7% in 2014 and an additional 7% in 2015, which we believe is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology in business driving up the overall demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in strong future growth in our Tech segment. The Firm believes it is well-positioned to take advantage of this growth, as a result of the expected increase in productivity, which normally comes with tenure, of the revenue generator headcount added over the past few years. Additionally, the Firm expects to continue to make selective investments in revenue generator headcount into 2015. The Firm believes the Tech segment will continue to grow year-over-year in 2015 due to our ongoing investments in revenue generating resources.
Our FA segment experienced an increase in Flex revenues of 16.9% during the year ended December 31, 2014 as compared to 2013, which was a significant acceleration from the increase of 0.6% during the year ended December 31, 2013 as compared to 2012. In its September 2014 update, SIA provides an expectation that finance and accounting growth will be 5% in 2014 and will be augmented by an additional 5% in 2015. Management believes the benefit from the significant investment in the revenue generator headcount for FA made in the last few years was realized in 2014 through the capture of the expected growth in the FA industry and is due to improvements in associate productivity that typically come with tenure. The Firm believes the FA segment will continue to recognize year-over-year growth in 2015.
Our GS segment experienced an increase in net service revenues of 6.6% during the year ended December 31, 2014 as compared to 2013 and an increase of 0.6% during the year ended December 31, 2013 as compared to 2012. The increase primarily relates to stronger-than-expected expansion of revenues with existing customers. The Firm believes the GS segment will remain flat year-over-year in 2015.
The following table details total Flex hours for our Tech and FA segments and percentage changes over the prior period for the years ended December 31 (in thousands):

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Tech	12,024	10.0%	10,929	9.0%	10,023
FA	7,691	17.4%	6,550	3.1%	6,352
Total hours	19,715	12.8%	17,479	6.7%	16,375
As the GS segment primarily provides solutions-based services as compared to staffing services, Flex hours are not presented above.
The increase in Flex revenues for Tech for the year ended December 31, 2014 compared to the year ended December 31, 2013 was $103.1 million, composed of a $71.6 million increase in volume, a $31.0 million increase in bill rate and a $0.5 million increase from the impact of billable expenses. The increase in Flex revenues for FA for the year ended December 31, 2014 compared to the year ended December 31, 2013 was $36.1 million, composed of a $37.0 million increase in volume, a $0.8 million decrease in bill rate and a $0.1 million decrease from the impact of billable expenses. The increase in Flex revenues for Tech for the year ended December 31, 2013 compared to the year ended December 31, 2012 was $65.1 million, composed of a $58.5 million increase in volume, a $8.2 million increase in bill rate and a $1.6 million decrease from the impact of billable expenses. The increase in Flex revenues for FA for the year ended December 31, 2013 compared to the year ended December 31, 2012 was $1.4 million, composed of a $6.6 million increase in volume, a $5.1 million decrease in bill rate and a $0.1 million decrease from the impact of billable expenses.

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project-based work. Flex billable expenses for each of our segments were as follows for the years ended December 31 (in thousands):

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Tech	$6,093	8.2%	$5,630	(22.0)%	$7,222
FA	309	(27.0)%	423	(19.7)%	527
GS	391	12.4%	348	(37.4)%	556
Total billable expenses	$6,793	6.1%	$6,401	(22.9)%	$8,305
Search Fees. The primary drivers of Search fees are the number of placements and the average placement fee. Search fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.
Search revenues decreased 3.6% during the year ended December 31, 2014 as compared to 2013. The decrease was primarily driven by the reallocation of revenue-generating resources to capture the current high demand for our Flex staffing services. Search revenues increased 2.6% during the year ended December 31, 2013 as compared to 2012.
Total placements for each segment were as follows for the years ended December 31:

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Tech	1,193	(2.4)%	1,222	(7.2)%	1,317
FA	2,256	(7.9)%	2,449	19.8%	2,044
Total placements	3,449	(6.0)%	3,671	9.2%	3,361
The average fee per placement for each segment was as follows for the years ended December 31:

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Tech	$16,062	2.3%	$15,695	0.8%	$15,577
FA	12,205	2.2%	11,946	(8.5)%	13,051
Total average placement fee	$13,539	2.6%	$13,194	(6.0)%	$14,041
The decrease in Search revenues from 2013 to 2014 was $1.7 million, composed of a $2.9 million decrease in volume, partially offset by a $1.2 million increase in rate. The increase in Search revenues from 2012 to 2013 was $1.2 million, composed of a $4.3 million increase in volume partially offset by a $3.1 million decrease in rate.
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
The following table presents, for each segment, the gross profit percentage (gross profit as a percentage of revenues) for the year, as well as the increase or decrease over the preceding period, as follows:

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Tech	28.9%	(2.7)%	29.7%	—	29.7%
FA	36.5%	(5.4)%	38.6%	1.0%	38.2%
GS	31.0%	(9.1)%	34.1%	8.6%	31.4%
Total gross profit percentage	30.8%	(4.0)%	32.1%	0.6%	31.9%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.
The following table presents, for each segment, the Flex gross profit percentage for the years ended December 31:

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Tech	27.2%	(2.2)%	27.8%	1.1%	27.5%
FA	29.5%	(2.3)%	30.2%	(0.7)%	30.4%
GS	31.0%	(9.1)%	34.1%	8.6%	31.4%
Total Flex gross profit percentage	28.0%	(3.1)%	28.9%	1.4%	28.5%
The increase in Flex gross profit from 2013 to 2014 was $32.0 million, composed of a $42.0 million increase in volume, partially offset by a $10.0 million decrease in rate. The increase in Flex gross profit from 2012 to 2013 was $22.6 million, composed of a $19.1 million increase in volume and a $3.5 million increase in rate.
The decrease in Flex gross profit percentage of 90 basis points in 2014 from 2013 was primarily driven by the impact of change in spread between our bill rates and pay rates as a result of higher concentration of our revenue growth coming from larger, lower-margin profile clients, and an increase in benefit costs. In addition, our Flex gross profit within our GS segment was negatively impacted by a shift to higher mix of subcontractor labor, which was driven by current contractual demands, and increased benefit costs. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will remain stable in 2015 as compared to 2014 as we balance improvement in the spread between our bill rates and pay rates with capturing market demand.
Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2014, 2013 and 2012, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.8%, 85.9%, and 87.1%, respectively. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the years ended December 31 (in thousands):

	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$267,471	22.0%	$264,636	24.7%	$266,413	26.5%
Other	47,867	3.9%	43,308	4.0%	39,527	3.9%
Total SG&A	$315,338	25.9%	$307,944	28.7%	$305,940	30.4%
SG&A as a percentage of net service revenues decreased 280 basis points in 2014 compared to 2013. This was primarily attributable to the following:

•
Decrease in compensation, commissions, payroll taxes and benefits cost of 2.7% of net service revenues, which was primarily a result of a reduction in compensation expense as a result of the organizational realignment executed by the Firm during the fourth quarter of 2013, as well as a decrease in the annual effective commission rate due to certain changes made to our compensation plans.

•	Decrease in professional fees of 0.1% which was primarily the result of a reduction in corporate activities.

SG&A as a percentage of net service revenues decreased 170 basis points in 2013 compared to 2012. This was primarily attributable to the following:

•
Decrease in compensation, commissions, payroll taxes and benefits cost of 1.8% of net service revenues, which was primarily related to the discretionary acceleration of substantially all of the outstanding and unvested restricted stock and ALTI awards on March 31, 2012. This resulted in incremental compensation expense of $31.3 million, including payroll taxes, that was recorded during the first quarter of 2012. This decrease was partially offset by the impact of the revenue generator headcount additions in 2012 and 2013, as well as additional costs due to the Firm’s execution of a realignment plan during the fourth quarter of 2013.

Goodwill Impairment. During the year ended December 31, 2014, Kforce performed a step one goodwill impairment analysis for each of its reporting units, which did not result in any impairment. As discussed above, Kforce management made a strategic business decision during the fourth quarter of 2013 with regard to the GS reporting unit to focus its service offerings and efforts on prime integrated business solution services and as a result we recorded an impairment charge on the GS reporting unit goodwill in the amount of approximately $14.5 million, with a related tax benefit of approximately $5.2 million during the year ended December 31, 2013. During 2012, due to certain adverse effects of events and indications during that time period, we recorded an impairment charge of $69.2 million which included a related tax benefit of $24.7 million during the year ended December 31, 2012.
Although the valuation of the business supported its carrying value in 2014, a deterioration in the assumptions discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" and in Note 6 – “Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, could result in an additional impairment charge in the future.
Depreciation and Amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2014, 2013 and 2012, as well as the increases (decreases) experienced during 2014 and 2013 (in thousands):

	2014	Increase (Decrease)	2013	Increase (Decrease)	2012
Fixed asset depreciation	$5,142	18.9%	$4,325	16.7%	$3,706
Capital lease asset depreciation	1,203	(21.8)%	1,538	(7.5)%	1,662
Capitalized software amortization	2,904	(10.3)%	3,236	(28.3)%	4,514
Intangible asset amortization	645	(13.7)%	747	(17.6)%	907
Total depreciation and amortization	$9,894	0.5%	$9,846	(8.7)%	$10,789
Fixed Asset Depreciation: The $0.8 million increase in 2014 is primarily the result of the leasehold improvement and furniture and fixture additions made during 2014. The $0.6 million increase in 2013 is primarily the result of the leasehold improvement additions made during 2013.
Capital Lease Asset Depreciation: The $0.3 million decrease in 2014 is primarily the result of a reduction in computer hardware additions and current year disposals during 2014. The $0.1 million decrease in 2013 is primarily the result of computer hardware disposals during 2013.
Capitalized Software Amortization: The $0.3 million decrease in 2014 is primarily the result of software disposals during 2014. The $1.3 million decrease in 2013 is primarily the result of several significant capitalized software balances becoming fully amortized during 2013.
Other Expense, Net. Other expense, net was $1.4 million in 2014, $1.1 million in 2013, and $1.1 million in 2012, and consists primarily of interest expense related to Kforce’s Credit Facility.

Income Tax Expense (Benefit). For the year ending December 31, 2014, income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) was 38.7%. There were no individual items that had a material impact on Kforce's effective rate. For the year ending December 31, 2013, income tax expense as a percentage of income from continuing operations before income taxes was 51.6%, which was impacted by certain non-deductible meals and entertainment, the partially non-deductible goodwill impairment charge and certain other non-deductible expenses. For the year ending December 31, 2012, income tax benefit as a percentage of income from continuing operations before income taxes was 36.5%. The income tax benefit for 2012 was primarily related to tax benefits associated with the partially deductible goodwill impairment charge taken in 2012.
Income from Discontinued Operations, Net of Income Taxes. Discontinued operations for the years ended December 31, 2014, 2013 and 2012 include the consolidated income and expenses for HIM. During the three months ended September 30, 2014, Kforce completed the sale of HIM resulting in a pre-tax gain of $94.3 million. Included in the determination of the pre-tax gain is approximately $4.9 million of goodwill for HIM and transaction expenses totaling approximately $11.0 million, which primarily included legal fees, stock-based compensation related to acceleration of restricted stock due to change in control provisions, commissions and transaction bonuses. Discontinued operations for the year ended December 31, 2012 also includes the consolidated income and expenses of KCR. During the three months ended March 31, 2012, Kforce completed the sale of KCR resulting in a pre-tax gain, including adjustments, of $36.4 million. Included in the determination of the pre-tax gain is approximately $5.5 million of goodwill and transaction expenses totaling approximately $2.2 million, which primarily included commissions, legal fees and transaction bonuses.
Income tax expense as a percentage of income from discontinued operations, before income taxes, for the year ended December 31, 2014, 2013 and 2012 was 40.6%, 40.1% and 43.7%, respectively.

Adjusted EBITDA and Adjusted EBITDA Per Share. "Adjusted EBITDA and Adjusted EBITDA Per Share", a non-GAAP financial measure, is defined as earnings (loss), in total and on a per share basis, before discontinued operations, non-cash impairment charges, interest, income taxes, depreciation and amortization and stock-based compensation expense. Adjusted EBITDA and Adjusted EBITDA Per Share should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share. Adjusted EBITDA and Adjusted EBITDA Per Share is a key measure used by management to evaluate our operations, including our ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA and Adjusted EBITDA Per Share, as presented, may not be comparable to similarly titled measures of other companies.
Some of the items that are excluded also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash, we may have previously spent with respect to the asset. In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest. We encourage you to evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents Adjusted EBITDA and Adjusted EBITDA Per Share results and includes a reconciliation of Adjusted EBITDA to net income and Adjusted Earnings Per Share to Earnings Per Share for the years ended December 31 (in thousands, except per share amounts):

	Years Ended December 31,
	2014	Per Share	2013	Per Share	2012	Per Share
Net income (loss)	$90,915	$2.87	$10,787	$0.32	$(13,703)	$(0.38)
Income from discontinued operations, net of income taxes	61,517	1.94	5,493	0.16	28,428	0.80
Income (loss) from continuing operations	$29,398	$0.93	$5,294	$0.16	$(42,131)	$(1.18)
Goodwill impairment, pre-tax	—	—	14,510	0.43	69,158	1.93
Depreciation and amortization	9,894	0.31	9,846	0.29	10,789	0.30
Stock-based compensation expense	2,969	0.09	2,555	0.07	25,688	0.72
Interest expense and other	1,396	0.04	1,212	0.04	934	0.03
Income tax expense (benefit)	18,559	0.59	5,635	0.17	(24,227)	(0.68)
Earnings per share adjustment (1)	—	—	—	—	—	(0.01)
Adjusted EBITDA	$62,216	$1.96	$39,052	$1.16	$40,211	$1.11
Weighted average shares outstanding - basic	31,475		33,511		35,791
Weighted average shares outstanding - diluted	31,691		33,643		35,791

(1)	This earnings per share adjustment is necessary to properly reconcile net loss per share on a GAAP basis to Adjusted EBITDA per share.

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing credit facility. At December 31, 2014, Kforce had $130.2 million in working capital compared to $112.9 million in 2013. Kforce’s current ratio (current assets divided by current liabilities) was 2.4 at the end of 2014 and 2.3 at the end of 2013. The increase in working capital was primarily due to increases in accounts receivable partially offset by an increase in accounts payable and accrued other liabilities. In addition, our recent sale of HIM resulted in proceeds of $109.4 million, net of transaction costs for legal fees, commissions and cash transaction bonuses and $71.1 million net of the aforementioned transaction costs and taxes. These additional funds were used initially to reduce outstanding borrowings under our credit facility and ultimately to repurchase shares of common stock.
The accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2014, 2013 and 2012 in Item 8. Financial Statements and Supplementary Data provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our dividend program; (3) repurchasing our common stock; (4) maintaining an appropriate outstanding balance on our credit facility; (5) investing in our infrastructure to allow sustainable growth via capital expenditures; and (6) making strategic acquisitions.
We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our credit facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, significant deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity, as well as the ability of our lenders to fund borrowings. There is no assurance that: (1) our lenders will be able to fund our borrowings or (2) if operations were to deteriorate and additional financing were to become necessary, we would be able to obtain financing in amounts sufficient to meet operating requirements or at terms which are satisfactory and which would allow us to remain competitive.
Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.
The following table presents a summary of our cash flows from operating, investing and financing activities, as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cash (used in) provided by:
Operating activities	$(25,582)	$465	$55,978
Investing activities	110,535	(8,547)	52,405
Financing activities	(84,590)	7,576	(107,941)
Net increase (decrease) in cash and cash equivalents	$363	$(506)	$442
Discontinued Operations
As was previously discussed, Kforce divested of HIM on August 4, 2014 and KCR on March 31, 2012. The accompanying Consolidated Statements of Cash Flows have been presented on a combined basis (continuing operations and discontinued operations). Cash flows provided by discontinued operations for all prior periods were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, stock-based compensation and gain on sale of discontinued operations, as well as the goodwill impairment charges in prior years. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for the three years ended December 31, 2014, 2013 and 2012, in Item 8. Financial Statement and Supplementary Data. When comparing cash flows from operating activities for the years ended December 31, 2014, 2013 and 2012, the primary drivers of cash inflows and outflows are net trade receivables and accounts payable. The decrease in cash used in operating activities in 2014 compared to 2013 is primarily the result of the increase in account receivable due to the timing of collections.

Investing Activities
Capital expenditures during 2014, 2013 and 2012, which exclude equipment acquired under capital leases, were $6.0 million, $8.1 million and $5.8 million, respectively. Proceeds from the divestiture of HIM were $117.9 million during the year ended December 31, 2014. Proceeds from the divestiture of KCR were $55.4 million, net of transaction costs, during the year ended December 31, 2012.
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
Financing Activities
During the year ended December 31, 2014, the Firm paid cash for repurchases of common stock totaling $101.8 million, which was composed of approximately $100.2 million of open market common stock repurchases and $1.6 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. During 2013, Kforce repurchased common stock totaling $29.8 million, which was composed of approximately $29.0 million of open market common stock repurchases (including the settlement of approximately $2.5 million of common stock repurchases from the fourth quarter of 2012) and $0.8 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. During 2012, Kforce repurchased common stock totaling $44.4 million, which included open market repurchases of common stock of approximately $28.9 million and repurchases of common stock attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards of approximately $15.5 million.
During the year ended December 31, 2014, Kforce declared and paid dividends in cash of $12.8 million, or $0.41 per share. During the fourth quarter of 2013, Kforce declared and paid a cash dividend of $3.3 million, or $0.10 per share. During the fourth quarter of 2012, Kforce declared and paid a special cash dividend of $35.2 million, or $1.00 per share. Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to its December 2014 dividend of $0.11 per share. However, the amount and payment of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of the Firm’s financial performance and legal ability to pay.
Credit Facility
On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. This was amended on March 30, 2012 through the execution of a Consent and First Amendment, on December 27, 2013 through the execution of a Second Amendment and Joinder, and further amended on December 23, 2014 through the execution of a Third Amendment (as amended to date, the "Credit Facility") resulting in a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving Credit Facility of up to $170.0 million (the “Revolving Loan Amount”) and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit.
Available borrowings under the Credit Facility are limited to 85% of the net amount of eligible accounts receivable, plus 85% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserve; provided, that the Firm may, subject to certain conditions, elect to increase the available borrowing limitation based on a percentage of the appraised fair market value of the Firm's corporate headquarters property and/or an additional percentage of net eligible accounts receivable, net eligible unbilled accounts receivable and net eligible employee placement accounts. Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm, excluding the real estate located at the Firm's corporate headquarters in Tampa, Florida, unless the eligible real estate conditions are met. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of: (a) LIBOR plus an applicable margin based on various factors; or (b) the higher of: (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) LIBOR plus 1.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid on a monthly basis equal to (a) if the average daily aggregate revolver outstanding are less than 35% of the amount of the commitments, 0.35% or (b) if the average daily aggregate revolver outstanding are greater than 35% of the amount of the commitments, 0.25% times the amount by which the maximum revolver amount exceeded the sum of the average daily aggregate revolver outstanding, during the immediately preceding month or shorter period if calculated for the first month hereafter or on the termination date.

Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11 million. Our ability to make distributions or repurchase equity securities could be limited if the Firm's availability is less than the greater of 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility and $20.6 million. Kforce had availability under the Credit Facility of $39.6 million as of December 31, 2014; therefore, the minimum fixed charge coverage ratio was not applicable and our ability to make distributions or repurchase equity securities was not restricted. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, or could limit our ability to make distributions or repurchase equity securities. Kforce believes the likelihood of default is remote. The Credit Facility expires December 23, 2019.
As of December 31, 2014 and 2013, $93.3 million and $62.6 million was outstanding under the Credit Facility, respectively. During the three months ended December 31, 2014, maximum outstanding borrowings under the Credit Facility were $93.3 million. As of February 24, 2015, 97.0 million was outstanding and 39.7 million was available under the Credit Facility.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2014, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.7 million, and for facility lease deposits totaling $0.5 million. Aside from certain obligations more fully described in the Contractual Obligations and Commitments section below, we do not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.
Stock Repurchases
During the year ended December 31, 2013, Kforce repurchased approximately 1.8 million shares of common stock at a total cost of approximately $27.3 million. As of December 31, 2013, $62.6 million of the Board-authorized common stock repurchase program remained available for future repurchases. On September 10, 2014, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $70.0 million (exclusive of any previously unused authorizations). During the year ended December 31, 2014, Kforce repurchased approximately 4.9 million shares of common stock at a total cost of approximately $102.9 million under the Board authorized common stock repurchase program. As of December 31, 2014, $29.7 million remained available for future repurchases.

Contractual Obligations and Commitments
The following table presents our expected future contractual obligations as of December 31, 2014 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$18,136	$6,348	$9,099	$2,350	$339
Capital lease obligations	1,759	1,141	612	6	—
Credit Facility (a)	93,333	—	—	93,333	—
Interest payable – Credit Facility (b)	7,933	1,587	3,173	3,173	—
Purchase obligations	12,561	7,563	4,987	11	—
Liability for unrecognized tax positions (c)	—	—	—	—	—
Deferred compensation plan liability (d)	26,076	3,651	1,883	1,056	19,486
Other (e)	—	—	—	—	—
Supplemental executive retirement plan (f)	13,268	—	—	9,187	4,081
Foreign defined benefit pension plan (g)	12,469	404	15	53	11,997
Total	$185,535	$20,694	$19,769	$109,169	$35,903

(a)	The Credit Facility expires December 23, 2019.

(b)
Kforce’s weighted average interest rate as of December 31, 2014 was 1.7%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the Credit Facility.

(c)
Kforce’s liability for unrecognized tax positions as of December 31, 2014 was $0.3 million. This balance has been excluded from the table above due to the significant uncertainty with respect to expected settlements.

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

(e)
Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $3.2 million outstanding as security for workers’ compensation and property insurance policies, as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15.0 million under its Credit Facility.

(f)
There is no funding requirement associated with the SERP. Kforce does not currently anticipate funding the SERP during 2015. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2014, in the table above. See Note 11 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for more detail.

(g)	Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2014 in the table above. There is no funding requirement associated with this plan.
Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Income Tax Audits
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2014, the IRS finished an examination of Kforce’s U.S. income tax return for 2010 and 2011 with no material adjustments. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks, primarily changes in interest rates.
As of December 31, 2014, we had $93.3 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.7% at December 31, 2014. A hypothetical 10% increase in interest rates in effect at December 31, 2014 would have an increase to Kforce’s annual interest expense of less than $0.2 million.
We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented less than 2% of net service revenues for the year ended December 31, 2014, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kforce Inc.
Tampa, FL
We have audited the accompanying Consolidated Balance Sheets of Kforce Inc. and subsidiaries ("Kforce") as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Kforce’s internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
February 27, 2015

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net service revenues	$1,217,331	$1,073,728	$1,005,487
Direct costs of services	842,750	729,352	684,901
Gross profit	374,581	344,376	320,586
Selling, general and administrative expenses	315,338	307,944	305,940
Goodwill impairment	—	14,510	69,158
Depreciation and amortization	9,894	9,846	10,789
Income (loss) from operations	49,349	12,076	(65,301)
Other expense (income):
Interest expense	1,411	1,225	954
Other (income) expense	(19)	(78)	103
Income (loss) from continuing operations, before income taxes	47,957	10,929	(66,358)
Income tax expense (benefit)	18,559	5,635	(24,227)
Income (loss) from continuing operations	29,398	5,294	(42,131)
Income from discontinued operations, net of income taxes	61,517	5,493	28,428
Net income (loss)	90,915	10,787	(13,703)
Other comprehensive (loss) income:
Defined benefit pension and post-retirement plans, net of tax	(688)	3,030	1,337
Comprehensive income (loss)	$90,227	$13,817	$(12,366)
Earnings (loss) per share – basic:
From continuing operations	$0.94	$0.16	$(1.18)
From discontinued operations	$1.95	$0.16	$0.80
Earnings (loss) per share – basic	$2.89	$0.32	$(0.38)
Earnings (loss) per share – diluted
From continuing operations	$0.93	$0.16	$(1.18)
From discontinued operations	$1.94	$0.16	$0.80
Earnings (loss) per share – diluted	$2.87	$0.32	$(0.38)

Weighted average shares outstanding – basic	31,475	33,511	35,791
Weighted average shares outstanding – diluted	31,691	33,643	35,791

Cash dividends declared per share	$0.41	$0.10	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,238	$875
Trade receivables, net of allowances of $2,040 and $2,028, respectively	204,710	179,095
Income tax refund receivable	3,311	7,720
Deferred tax assets, net	4,980	4,662
Prepaid expenses and other current assets	10,170	10,534
Total current assets	224,409	202,886
Fixed assets, net	35,330	36,728
Other assets, net	30,349	30,991
Deferred tax assets, net	22,855	23,270
Intangible assets, net	5,011	4,993
Goodwill	45,968	48,900
Total assets	$363,922	$347,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$38,104	$31,821
Accrued payroll costs	52,208	56,872
Other current liabilities	986	1,141
Income taxes payable	2,885	139
Total current liabilities	94,183	89,973
Long-term debt – credit facility	93,333	62,642
Long-term debt – other	562	1,364
Other long-term liabilities	36,456	36,556
Total liabilities	224,534	190,535
Commitments and contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 70,029 and 69,480 issued, respectively	700	695
Additional paid-in capital	412,642	404,600
Accumulated other comprehensive (loss) income	(371)	317
Retained earnings	125,378	47,612
Treasury stock, at cost; 40,616 and 35,751 shares, respectively	(398,961)	(295,991)
Total stockholders’ equity	139,388	157,233
Total liabilities and stockholders’ equity	$363,922	$347,768
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Common stock – shares:
Shares at beginning of period	69,480	68,531	68,566
Issuance for stock-based compensation and dividends, net of forfeitures	444	882	(105)
Exercise of stock options	105	67	70
Shares at end of period	70,029	69,480	68,531
Common stock – par value:
Balance at beginning of period	$695	$685	$686
Issuance for stock-based compensation and dividends, net of forfeitures	4	9	(1)
Exercise of stock options	1	1	—
Balance at end of period	$700	$695	$685
Additional paid-in capital:
Balance at beginning of period	$404,600	$400,688	$372,212
Issuance for stock-based compensation and dividends, net of forfeitures	369	72	36
Exercise of stock options	1,213	597	736
Income tax benefit from stock-based compensation	595	399	1,201
Stock-based compensation expense	5,475	2,570	26,243
Employee stock purchase plan	390	274	260
Balance at end of period	$412,642	$404,600	$400,688
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$317	$(2,713)	$(4,050)
Pension and post-retirement plans, net of tax of $394, $1,919 and $854, respectively	(688)	3,030	1,337
Balance at end of period	$(371)	$317	$(2,713)
Retained earnings:
Balance at beginning of period	$47,612	$40,203	$89,135
Net income (loss)	90,915	10,787	(13,703)
Dividends, net of forfeitures ($0.41, $0.10 and $1.00 per share, respectively)	(13,149)	(3,378)	(35,229)
Balance at end of period	$125,378	$47,612	$40,203
Treasury stock – shares:
Shares at beginning of period	35,751	33,980	30,644
Repurchases of common stock	4,896	1,812	3,376
Shares tendered in payment of the exercise price of stock options	4	—	11
Employee stock purchase plan	(35)	(41)	(51)
Shares at end of period	40,616	35,751	33,980
Treasury stock – cost:
Balance at beginning of period	$(295,991)	$(269,017)	$(224,868)
Repurchases of common stock	(103,195)	(27,313)	(44,375)
Shares tendered in payment of the exercise price of stock options	(84)	—	(161)
Employee stock purchase plan	309	339	387
Balance at end of period	$(398,961)	$(295,991)	$(269,017)
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$90,915	$10,787	$(13,703)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Gain on sale of discontinued operations	(64,600)	—	(36,418)
Goodwill impairment	—	14,510	69,158
Deferred income tax provision (benefit), net	491	1,166	(17,136)
Provision for bad debts on accounts receivable	825	546	1,860
Depreciation and amortization	10,058	9,846	10,862
Stock-based compensation	3,028	2,570	25,740
Pension and post-retirement benefit plans expense	1,424	3,237	4,505
Amortization of deferred financing costs	105	90	92
Tax benefit attributable to stock-based compensation	595	399	1,201
Excess tax benefit attributable to stock-based compensation	—	(110)	(1,130)
Deferred compensation liability increase, net	1,482	3,994	2,111
Gain on cash surrender value of Company-owned life insurance	(1,036)	(3,690)	(1,797)
Gain from Company-owned life insurance proceeds	(849)	—	—
Other	(152)	257	55
(Increase) decrease in operating assets
Trade receivables, net	(40,339)	(28,071)	4,298
Income tax refund receivable	4,409	(5,970)	(1,500)
Prepaid expenses and other current assets	530	(3,170)	(2,246)
Other assets, net	(27)	(57)	244
Increase (decrease) in operating liabilities
Accounts payable and other current liabilities	5,653	(12,471)	10,913
Accrued payroll costs	(248)	7,422	(241)
Income taxes payable	(35,529)	(903)	807
Other long-term liabilities	(2,317)	83	(1,697)
Cash (used in) provided by operating activities	(25,582)	465	55,978
Cash flows from investing activities:
Capital expenditures	(6,011)	(8,145)	(5,846)
Acquisition, net of cash received	(2,611)	—	—
Proceeds from disposition of business	117,887	—	55,446
Proceeds from the disposition of assets held within the Rabbi Trust	2,668	3,278	4,259
Purchase of assets held within the Rabbi Trust	(2,436)	(3,697)	(1,460)
Proceeds from Company-owned life insurance	1,037	—	—
Other	1	17	6
Cash provided by (used in) investing activities	110,535	(8,547)	52,405
Cash flows from financing activities:
Proceeds from bank line of credit	684,427	591,688	241,973
Payments on bank line of credit	(653,701)	(550,081)	(270,499)
Payments of capital expenditure financing	(1,280)	(1,452)	(1,802)
Payments of loan financing costs	(460)	—	—
Short-term vendor financing	(160)	(180)	253
Proceeds from exercise of stock options, net of shares tendered in payment of exercise	1,131	598	575
Excess tax benefit attributable to stock-based compensation	—	110	1,130
Repurchases of common stock	(101,771)	(29,810)	(44,375)
Cash dividend	(12,776)	(3,297)	(35,196)
Cash (used in) provided by financing activities	(84,590)	7,576	(107,941)
Change in cash and cash equivalents	363	(506)	442
Cash and cash equivalents at beginning of year	875	1,381	939
Cash and cash equivalents at end of year	$1,238	$875	$1,381
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Organization and Nature of Operations
Kforce Inc. and subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States. Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for each of the three years ended December 31, 2014 and are included in our Tech segment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP") and the rules of the SEC.
Certain prior year amounts have been reclassified to conform with the current year presentation for amounts related to discontinued operations (see Note 2 - “Discontinued Operations” for further information on the discontinued operations).
Principles of Consolidation
The consolidated financial statements include the accounts of Kforce Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. References in this document to “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts, fallouts and other accounts receivable reserves; accounting for goodwill and identifiable intangible assets and any related impairment; self-insured liabilities for workers’ compensation and health insurance; stock-based compensation; obligations for pension plans and accounting for income taxes. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
Accounts receivable reserves as a percentage of gross accounts receivable was 1.0% and 1.1% as of December 31, 2014 and December 31, 2013, respectively.

Revenue Recognition
Kforce considers amounts to be earned once evidence of an arrangement has been obtained, delivery has occurred, fees are fixed or determinable, and collectability is reasonably assured. We earn revenues from two primary sources: Flexible billings and Search fees.
Flexible billings are recognized as the services are provided by Kforce’s Flexible Consultants. Net service revenues represent services rendered to customers less credits, discounts, rebates and revenue-related reserves. Revenues include reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.
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
Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years, inclusive of renewal periods. Our GS segment does not generate any Search fees. Our GS segment generates revenues under the following contract arrangements.

•
Revenues for time-and-materials contracts, which accounts for approximately 69% of this segment’s revenue, are recorded based on contractually established billing rates at the time services are provided.

•
Revenues on fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 20% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when applicable. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

•
Revenue on cost-plus arrangements is recognized based on allowable costs incurred plus an estimate of the applicable fees earned. Approximately 11% of this segment’s revenues are recognized under these arrangements.

Direct Costs of Services
Direct costs of services are composed of all related costs of employment for its Flexible Consultants, including payroll wages, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs. Direct costs of services exclude depreciation and amortization expense, which is presented on a separate line in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
Income Taxes
Kforce accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is more likely than not that a deferred tax asset can be utilized to offset future taxes, a valuation allowance is recorded against that asset. The tax benefits of deductions attributable to employees’ disqualifying dispositions of shares obtained from incentive stock options, exercises of non-qualified stock options, and vesting of restricted stock are reflected as increases in additional paid-in capital.
Kforce evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions. Kforce uses a two-step approach to recognize and measure uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, tax positions are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Kforce recognizes interest and penalties related to unrecognized tax benefits in the income tax expense (benefit) in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss).

Fair Value Measurements
Kforce uses fair value measurements in areas that include, but are not limited to: the impairment testing of goodwill and intangible and long-lived assets; stock-based compensation arrangements; valuing the investment in money market funds within Kforce’s deferred compensation plan; and our contingent liability. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.
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
Goodwill and Other Intangible Assets
Goodwill
Kforce performs a goodwill impairment analysis, using the two-step analysis method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable unless it is determined, based upon a review of the qualitative factors of a reporting unit, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Under the two-step analysis method, the recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its operating segments; by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce determines the fair market value of its reporting units based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches under both the guideline company method and guideline transaction method (collectively, the “market approach”). Fair market value using the income approach is based on Kforce’s estimated future cash flows on a discounted basis. The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies, and market multiples. Changes in economic or operating conditions, or changes in Kforce’s business strategies, that occur after the annual impairment analysis and which impact these assumptions, may result in a future goodwill impairment charge, which could be material to Kforce’s consolidated financial statements.
Other Intangible Assets
Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete and employment agreements, contractual relationships, customer contracts, technology, and a trade name and trademark. For definite-lived intangible assets, Kforce has determined that the straight-line method is an appropriate methodology to allocate the cost over the period of expected benefit, which ranges from one to fifteen years. The impairment evaluation for indefinite-lived intangible assets, which for Kforce consists of a trademark and trade name, is conducted on an annual basis or more frequently if events or changes in circumstances indicate that an asset may be impaired.
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

Capitalized Software
Kforce purchases, develops, and implements new computer software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage of each project, are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $0.4 million, $1.0 million and $1.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. Capitalized software development costs are classified as other assets, net in the accompanying Consolidated Balance Sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.
Commissions
Our associates make placements and earn commissions as a percentage of revenues (for Search revenue) or gross profit (for Flex revenue) pursuant to a calendar-year-basis commission plan. The amount of commissions paid as a percentage of revenues or gross profit increases as volume increases. Kforce accrues commissions for revenues or gross profit at a percentage equal to the percent of total expected commissions payable to total revenues or gross profit for the year, as applicable.
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
Workers’ Compensation
Kforce retains the economic burden for the first $250 thousand per occurrence in workers’ compensation claims except: (1) in states that require participation in state-operated insurance funds and (2) for its GS segment which is fully insured for workers’ compensation claims. Workers’ compensation includes ongoing health care and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes insurance premiums paid, claims administration fees charged by Kforce’s workers’ compensation administrator, premiums paid to state-operated insurance funds and an estimate for Kforce’s liability for IBNR claims and for the ongoing development of existing claims.
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
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $275 thousand in claims annually. Additionally, for all claim amounts exceeding $275 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $500 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and IBNR claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
Accounting for Pension Benefits
Kforce recognizes the underfunded status of its defined benefit pension plans as a liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income (loss). Kforce also measures the funded status of the defined benefit pension plans as of the date of its fiscal year-end, with limited exceptions.
Amortization of a net unrecognized gain or loss in accumulated other comprehensive income (loss) is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10% of the projected benefit obligation. If amortization is required, the minimum amortization shall be that excess divided by the average remaining service period of active plan participants.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three years ended December 31 (in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Income (loss) from continuing operations	$29,398	$5,294	$(42,131)
Income from discontinued operations, net of tax	61,517	5,493	28,428
Net income (loss)	$90,915	$10,787	$(13,703)
Denominator:
Weighted average shares outstanding – basic	31,475	33,511	35,791
Common stock equivalents	216	132	—
Weighted average shares outstanding – diluted	31,691	33,643	35,791
Earnings (loss) per share – basic:
From continuing operations	$0.94	$0.16	$(1.18)
From discontinued operations	1.95	0.16	0.80
Earnings (loss) per share – basic	$2.89	$0.32	$(0.38)
Earnings (loss) per share – diluted:
From continuing operations	$0.93	$0.16	$(1.18)
From discontinued operations	1.94	0.16	0.80
Earnings (loss) per share – diluted	$2.87	$0.32	$(0.38)
For the years ended December 31, 2014 and 2013, there were no shares of common stock excluded from the computation of diluted earnings per share. For the year ended December 31, 2012, there were 33 thousand shares of common stock excluded from the computation of dilutive earnings per share because their inclusion would have had an anti-dilutive effect on earnings per share. Given that Kforce had a loss from continuing operations for the year ended December 31, 2012, the calculation of diluted loss per share from continuing operations, earnings from discontinued operations, and net loss is computed using basic weighted average common shares outstanding.
Treasury Stock
Kforce’s Board of Directors (“Board”) may authorize share repurchases of Kforce’s common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes, including issuances under various employee stock-based award plans. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.

Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) represents the net after-tax impact of unrecognized actuarial gains and losses related to: (1) the supplemental executive retirement plan which covers a limited number of executives and (2) a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of December 31, 2014, the actuarial gains and losses arise as a result of the actuarial experience of the plans, as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. This information is provided in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Dividends
Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of forfeitable restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price on the record date. Such additional shares have the same vesting terms and conditions as the outstanding and unvested restricted stock. The following summarizes the cash dividends declared for the three years ended December 31:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Cash dividends declared per share	$0.41	$0.10	$1.00
Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to its December 2014 dividend of $0.11 per share. However, the amount and payment of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of the Firm’s financial performance and legal ability to pay.
New Accounting Standards
In August 2014, the FASB issued authoritative guidance regarding disclosure of uncertainties about an entity’s ability to continue as a going concern, which requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. This guidance is to be applied for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not anticipate a material impact to the consolidated financial statements upon adoption.
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
In April 2014, the FASB issued authoritative guidance regarding reporting discontinued operations and disclosures of disposals of components of an entity, which specifies additional thresholds for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is to be applied for annual reporting periods beginning on or after December 15, 2014, and early adoption is permitted. Kforce elected not to adopt this standard early.

2. Discontinued Operations
Effective August 3, 2014, Kforce sold to RCM Acquisition, Inc. (the “Purchaser”), under a Stock Purchase Agreement (the “HIM SPA”) dated August 4, 2014, all of the issued and outstanding stock of KHI, a wholly-owned subsidiary of Kforce Inc. and operator of the former HIM reporting segment, for a total cash purchase price of $119.0 million plus a post-closing working capital adjustment of $96 thousand.
In connection with the sale, Kforce entered into a Transition Services Agreement (the “HIM TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 12 months. The fees for these services will be generally equivalent to Kforce’s cost, and additional services may be provided at negotiated rates. Although the services provided under the HIM TSA generate continuing cash flows between Kforce and the Purchaser, the amounts are not considered to be direct cash flows of the discontinued operation nor are they significant to the ongoing operations of either entity. Kforce has no contractual ability through the HIM TSA, HIM SPA or any other agreement to significantly influence the operating or financial policies of the Purchaser. As a result, Kforce has no significant continuing involvement in the operations of KHI and, as such, has classified the operating results of the former HIM reporting segment as discontinued operations.
In accordance with and defined within the HIM SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $1.19 million, although this deductible does not apply to certain specified losses. Kforce’s obligations under the indemnification provisions of the HIM SPA, with the exception of certain items, ceased 18 months after the sale closed and are, in some cases, limited to an aggregate of $8.925 million; this only applies to certain specified losses. While it cannot be certain, Kforce believes any material exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of December 31, 2014.
The total financial results of HIM have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The following summarizes the revenues and pretax profits of HIM for the three years ended December 31 (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net service revenues	$56,670	$78,159	$76,992
Income from discontinued operations, before income taxes	$103,512	$9,169	$10,792
For the year ended December 31, 2014, the income from discontinued operations included a gain, net of transaction costs, on the sale of discontinued operations of $94.3 million pretax, or $56.1 million after tax. The transaction costs primarily included legal fees, stock-based compensation related to the acceleration of restricted stock, commissions and transaction bonuses in the form of cash and common stock, which, in the aggregate, totaled $11.0 million. Stock-based compensation related to acceleration of restricted stock and transaction bonuses paid in stock in lieu of cash was $2.4 million. Kforce utilized the proceeds from the sale of HIM initially to pay down the outstanding borrowings under our Credit Facility and ultimately to repurchase shares of common stock.

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

December 31, 2013
Assets:
Trade receivables	$11,755
Goodwill	4,887
Prepaid expenses and other current assets	219
Fixed assets, net	162
Other assets, net	88
Total assets	17,111
Liabilities:
Accounts payable and other accrued liabilities	712
Accrued payroll costs	4,177
Other long-term liabilities	868
Total liabilities	5,757
Net assets	$11,354
On March 17, 2012, Kforce entered into a Stock Purchase Agreement (the “KCR SPA”) to sell all of the issued and outstanding stock of KCR to inVentiv Health, Inc. (“inVentiv”). On March 31, 2012, the Firm closed the sale of KCR to the Purchaser for a total cash purchase price of $57.3 million, after giving effect to a $7.3 million post-closing working capital adjustment.
Kforce also entered into a Transition Services Agreement (the “KCR TSA”) with inVentiv to provide certain post-closing transitional services for a period not to exceed 18 months' time. Services provided by Kforce under the KCR TSA ceased during the three months ended June 30, 2013. The fees for a significant majority of these services were generally equivalent to Kforce’s cost.
In accordance with the KCR SPA, Kforce was obligated to indemnify inVentiv for certain losses, as defined, in excess of $375 thousand although this deductible did not apply to certain losses. Kforce’s obligations under the indemnification provisions of the KCR SPA, with the exception of certain items, ceased 18 months after the sale closed and were limited to an aggregate of $5.0 million, although this cap did not apply to certain losses. Kforce believes any exposure under the indemnification provisions is remote, particularly given that the 18 months time period for general indemnification claims has now passed, and, as a result, Kforce has not recorded a liability as of December 31, 2014. The financial results of KCR have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The following summarizes the revenues and pretax profits of KCR for the year ended December 31, 2012 (in thousands):

December 31, 2012
Net service revenues	$29,808
Income from discontinued operations, before income taxes	$39,735
In connection with the disposition of KCR, the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested restricted stock and ALTI effective March 31, 2012. Kforce recognized a tax benefit from the acceleration of the vesting of restricted stock and ALTI. The acceleration resulted in the recognition of previously unrecognized compensation expense during the quarter ended March 31, 2012 of $31.3 million, which included $0.8 million of payroll taxes. This expense was classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
Income tax expense as a percentage of income from discontinued operations, before income taxes, for the year ended December 31, 2014, 2013 and 2012 was 40.6%, 40.1% and 43.7%, respectively.

3. Fixed Assets
Major classifications of fixed assets and related useful lives are summarized as follows (in thousands):

		DECEMBER 31,
	USEFUL LIFE	2014	2013
Land		$5,892	$5,892
Building and improvements	5-40 years	25,304	25,191
Furniture and equipment	5-10 years	10,881	9,701
Computer equipment	3-5 years	6,618	8,966
Leasehold improvements	3-5 years	8,347	6,894
Capital leases	3-5 years	3,762	4,306
		60,804	60,950
Less accumulated depreciation and amortization		(25,474)	(24,222)
		$35,330	$36,728
Depreciation and amortization expense during the years ended December 31, 2014, 2013 and 2012 was $6.3 million, $5.9 million and $5.4 million, respectively.
4. Income Taxes
The provision for income taxes from continuing operations consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Current:
Federal	$15,782	$4,140	$(4,371)
State	2,527	449	(1,716)
Deferred	250	1,046	(18,140)
	$18,559	$5,635	$(24,227)
The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	3.2	4.1	5.2
Non-deductible goodwill impairment	—	4.3	(3.4)
Non-deductible compensation	1.1	—	—
Non-deductible meals and entertainment	1.1	5.2	—
Other	(1.7)	3.0	(0.3)
Effective tax rate	38.7%	51.6%	36.5%

Deferred income tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2014	2013
Deferred taxes, current:
Assets:
Accounts receivable reserves	$804	$779
Accrued liabilities	3,123	2,902
Deferred compensation obligation	1,426	1,111
Pension and post-retirement benefit plans	—	19
Other	75	75
Deferred tax assets, current	5,428	4,886
Liabilities:
Prepaid expenses	(448)	(224)
Deferred tax asset, net – current	4,980	4,662
Deferred taxes, non-current:
Assets:
Accrued liabilities	649	579
Deferred compensation obligation	6,324	6,896
Stock-based compensation	1,185	773
Pension and post-retirement benefit plans	5,125	4,916
Goodwill and intangible assets	10,407	11,750
Deferred revenue	28	106
Other	995	1,531
Deferred tax assets, non-current	24,713	26,551
Liabilities:
Fixed assets	(1,651)	(2,693)
Other	(122)	(503)
Deferred tax liabilities, non-current	(1,773)	(3,196)
Valuation allowance	(85)	(85)
Deferred tax asset, net – non-current	22,855	23,270
Net deferred tax asset	$27,835	$27,932
At December 31, 2014, Kforce had approximately $26.8 million of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2033.
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
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2014, the IRS finished an examination of Kforce’s U.S. income tax return for 2010 and 2011 with no material adjustments. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.
Uncertain Income Tax Positions
An uncertain income tax position taken on the income tax return must be recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	DECEMBER 31,
	2014	2013	2012
Beginning balance	$403	$133	$72
Additions for tax positions of prior years	90	269	36
Additions for tax positions of current year	—	25	25
Reductions for tax positions of prior years – lapse of applicable statutes	(35)	(24)	—
Settlements	(180)	—	—
Ending balance	$278	$403	$133
The entire amount of these unrecognized tax benefits as of December 31, 2014, if recognized, would not significantly impact the effective tax rate. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Global files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2010.
5. Other Assets
Other assets consisted of the following (in thousands):

	DECEMBER 31,
	2014	2013
Assets held in Rabbi Trust	$25,715	$24,910
Capitalized software, net of amortization	3,678	5,472
Deferred loan costs, net of amortization	608	288
Other non-current assets	348	321
	$30,349	$30,991
As of December 31, 2014, the assets held in Rabbi Trust were $25.7 million, which was related to the cash surrender value of life insurance policies. As of December 31, 2013, the assets held in Rabbi Trust were $24.9 million, which was comprised of $24.0 million related to the cash surrender value of life insurance policies and $0.9 million of money market funds. The cash surrender value of Company-owned life insurance policies relates to policies maintained by Kforce on certain participants in its deferred compensation plan, which, in conjunction with the money market funds, could be used to fund the related obligations.
Kforce capitalized software purchases, as well as direct costs associated with software developed for internal use of approximately $1.2 million and $2.2 million during the years ended December 31, 2014 and 2013, respectively. Accumulated amortization of capitalized software was $37.6 million and $34.8 million as of December 31, 2014 and 2013, respectively. Amortization expense of capitalized software during the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $3.2 million and $4.6 million, respectively.

6. Goodwill and Other Intangible Assets
Goodwill
The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the two years ended December 31, 2014 and 2013 (in thousands):

	Technology	Finance and Accounting	Health Information Management	Government Solutions	Total
Balance as of December 31, 2012	$17,034	$8,006	$4,887	$33,483	$63,410
Impairment of goodwill	—	—	—	(14,510)	(14,510)
Balance as of December 31, 2013	$17,034	$8,006	$4,887	$18,973	$48,900
Additions (a)	—	—	—	1,955	1,955
Disposition of HIM (b)	—	—	(4,887)	—	(4,887)
Balance as of December 31, 2014	$17,034	$8,006	$—	$20,928	$45,968

(a)	The increase is due to the acquisition of a business within our GS reporting segment.

(b)	The decrease is due to the disposition of our HIM reporting segment. See Note 2 – “Discontinued Operations” for additional discussion.
Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2014 and 2013. During the impairment test performed as of December 31, 2014, Kforce performed a step 1 analysis for each reporting unit and compared the carrying value of Tech, FA and GS to the respective estimated fair values. Kforce concluded there were no indications of impairment for its reporting units during the December 31, 2014 annual impairment tests. As of December 31, 2013 and 2012, for our Tech and FA reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. We concluded that it was more likely than not that the fair value of the reporting units were more than its carrying amount and therefore we were not required to perform any additional analysis. In 2013 and 2012, for our GS reporting unit, we performed the two-step analysis and compared the carrying value to its estimated fair value noting that the carrying value exceeded the fair value of the reporting unit which resulted in an impairment to goodwill in 2013 and 2012.
As part of our customary quarterly procedures, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was no indication that the carrying values of any of our reporting units were likely impaired throughout 2014.
As of December 31, 2014, for our Tech, FA and GS reporting units, we compared the respective carrying values to their estimated fair value based on a weighting of both the income approach and the market approaches. Discounted cash flows, which serve as the primary basis for the income approach, were based on discrete financial forecasts which were developed by management for planning purposes and were consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. For the GS reporting unit, the discrete financial forecast includes certain adjustments of costs that Kforce believes a market participant buyer, such as a large government contractor, would incur to operate the GS reporting unit. The market approaches consist of: (1) the guideline company method and (2) the guideline transaction method. The guideline company method applies pricing multiples derived from publicly-traded guideline companies that are comparable to the respective reporting unit to determine its value. The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value.
Upon completion of the first step of the goodwill impairment analysis as of December 31, 2014 for our Tech, FA and GS reporting units, it was determined that the fair value exceeded its carrying value. As a result, no impairment charges were recognized for the Tech, FA and GS reporting units during the year ended December 31, 2014.

During the fourth quarter of 2013, Kforce management made a strategic business decision with regard to the GS segment to focus its service offerings and efforts on prime integrated business solution services. Upon completion of the first step of the goodwill impairment analysis as of December 31, 2013 for our GS reporting unit, it was determined that there was an indication of impairment. Because indicators of impairment existed, we commenced the second step of the goodwill impairment analysis. The goodwill impairment loss for the reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded an impairment charge of $14.5 million which is presented separately in the Consolidated Statements of Operations and Comprehensive Income (Loss). A tax benefit in the amount of $5.2 million was recorded related to the goodwill impairment charge.
During the three months ended June 30, 2012, due to certain adverse effects of events and indications during that time period, Kforce believed that a triggering event occurred within our GS reporting unit during the quarter. As a result, Kforce performed an interim goodwill impairment analysis for its GS reporting unit as of June 30, 2012, which resulted in an indication of impairment and Kforce recording an estimated impairment charge. Due to the complexity of the second step of the impairment analysis, Kforce completed the analysis during the fourth quarter of 2012. Based on this assessment, we recorded an impairment charge of $69.2 million which included a related tax benefit of $24.7 million during the year ended December 31, 2012. This impairment charge included an incremental adjustment of $3.9 million with a related tax benefit of $1.4 million resulting from the completion of the second step analysis during the fourth quarter of 2012.
Total goodwill impairment for the years ending December 31, 2014, 2013 and 2012 was nil, $14.5 million and $69.2 million, respectively. The following table contains a disclosure of the gross amount and accumulated impairment losses of goodwill for Tech, FA and GS reporting units for the three years ended December 31, 2014 (in thousands):

	Goodwill Carrying Value by Reporting Unit as of:
	December 31, 2014	December 31, 2013	December 31, 2012
Technology
Gross amount	$156,391	$156,391	$156,391
Accumulated impairment losses	(139,357)	(139,357)	(139,357)
Carrying value	$17,034	$17,034	$17,034
Finance and Accounting
Gross amount	$19,766	$19,766	$19,766
Accumulated impairment losses	(11,760)	(11,760)	(11,760)
Carrying value	$8,006	$8,006	$8,006
Government Solutions
Gross amount	$104,596	$102,641	$102,641
Accumulated impairment losses	(83,668)	(83,668)	(69,158)
Carrying value	$20,928	$18,973	$33,483

Other Intangible Assets
The gross and net carrying values of intangible assets as of December 31, 2014 and 2013, by major intangible asset class, are as follows (in thousands):

	December 31, 2014	December 31, 2013
Definite-lived intangible assets
Customer relationships, customer contracts, technology and other
Gross amount	$28,603	$27,940
Accumulated amortization	(25,832)	(25,187)
Carrying value	$2,771	$2,753
Indefinite-lived intangible assets
Trade name and trademark
Gross amount	$2,240	$2,240
Accumulated impairment losses	—	—
Carrying value	$2,240	$2,240
Amortization expense on intangible assets for each of the three years ended December 31, 2014, 2013, and 2012 was $0.7 million, $0.7 million and $0.9 million, respectively. Amortization expense for 2015, 2016, 2017, 2018, 2019 and thereafter is expected to be approximately $0.8 million, $0.6 million, $0.3 million, $0.3 million, $0.3 million and $0.4 million, respectively.
There was no impairment expense related to indefinite-lived intangible assets during the years ended December 31, 2014, 2013 or 2012.
7. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2014	2013
Accounts payable	$21,863	$19,445
Accrued liabilities	16,241	12,376
	$38,104	$31,821
Kforce utilizes a major procurement card provider to pay certain of its corporate trade payables. The balance owed to this provider for these transactions as of December 31, 2014 and 2013 was $535 thousand and $695 thousand, respectively, and has been included in accounts payable and other accrued liabilities in the accompanying Consolidated Balance Sheets. The cash flows associated with these transactions have been presented as a financing activity in the accompanying Consolidated Statement of Cash Flows.
8. Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	DECEMBER 31,
	2014	2013
Payroll and benefits	$43,797	$43,059
Payroll taxes	3,062	9,111
Health insurance liabilities	3,417	2,993
Workers’ compensation liabilities	1,932	1,709
	$52,208	$56,872

9. Credit Facility
On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. This was amended on March 30, 2012 through the execution of a Consent and First Amendment, on December 27, 2013 through the execution of a Second Amendment and Joinder, and further amended on December 23, 2014 through the execution of a Third Amendment resulting in a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving Credit Facility of up to $170.0 million (the “Revolving Loan Amount”) and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit.
Available borrowings under the Credit Facility are limited to 85% of the net amount of eligible accounts receivable, plus 85% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserve; provided, that the Firm may, subject to certain conditions, elect to increase the available borrowing limitation based on a percentage of the appraised fair market value of the Firm's corporate headquarters property and/or an additional percentage of net eligible accounts receivable, net eligible unbilled accounts receivable and net eligible employee placement accounts. Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm, excluding the real estate located at the Firm's corporate headquarters in Tampa, Florida, unless the eligible real estate conditions are met. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of: (a) LIBOR plus an applicable margin based on various factors or (b) the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) LIBOR plus 1.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid on a monthly basis equal to: (a) if the average daily aggregate revolver outstanding are less than 35% of the amount of the commitments, 0.35% or (b) if the average daily aggregate revolver outstanding are greater than 35% of the amount of the commitments, 0.25% times the amount by which the maximum revolver amount exceeded the sum of the average daily aggregate revolver outstanding, during the immediately preceding month or shorter period if calculated for the first month hereafter or on the termination date.
Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and $11 million. Our ability to make distributions or repurchase equity securities could be limited if the Firm's availability is less than the greater of 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility and $20.6 million. Kforce had availability under the Credit Facility of $39.6 million as of December 31, 2014; therefore, the minimum fixed charge coverage ratio was not applicable and our ability to make distributions or repurchase equity securities was not restricted. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, or could limit our ability to make distributions or repurchase equity securities. Kforce believes the likelihood of default is remote. The Credit Facility expires December 23, 2019.
As of December 31, 2014 and 2013, $93.3 million and $62.6 million was outstanding under the Credit Facility, respectively. During the three months ended December 31, 2014, maximum outstanding borrowings under the Credit Facility were $93.3 million. As of February 24, 2015, $97.0 million was outstanding and $39.7 million was available under the Credit Facility.
10. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2014	2013
Deferred compensation plan (Note 11)	$22,425	$22,247
Supplemental executive retirement plan (Note 11)	10,197	7,852
Supplemental executive retirement health plan (Note 11)	—	2,627
Other	3,834	3,830
	$36,456	$36,556

11. Employee Benefit Plans
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
As discussed within Note 2 – “Discontinued Operations,” the Board approved the acceleration of all outstanding and unvested long-term incentives, including the ALTI, effective March 31, 2012. The accelerated ALTI of $9.8 million was paid in April 2012. Kforce recognized total compensation expense related to the ALTI of $9.8 million during the year ended December 31, 2012. No compensation expense related to the ALTI was recorded during the years ended December 31, 2014 or 2013.
401(k) Savings Plans
Kforce has a qualified defined contribution 401(k) Retirement Savings Plan (the “Kforce 401(k) Plan”) covering substantially all Kforce employees. Assets of the Kforce 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries. On October 2, 2006, Kforce created the Kforce Government Practice Plan, a qualified defined contribution 401(k) retirement savings plan (the “Government 401(k) Plan”), which covers all eligible employees of KGS. Assets of the Government 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors.
Kforce accrued matching contributions of $1.3 million and $1.0 million for the above plans as of December 31, 2014 and 2013, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held a combined 229 thousand and 317 thousand shares of Kforce’s common stock as of December 31, 2014 and 2013, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to purchase Kforce’s common stock at a 5% discount from its market price at the end of a rolling three-month offering period. Kforce issued 35 thousand, 41 thousand and 51 thousand shares of common stock at an average purchase price of $19.76, $14.88 and $12.55 per share during the years ended December 31, 2014, 2013 and 2012, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plan
Kforce has a Non-Qualified Deferred Compensation Plan (the “Kforce NQDC Plan”) and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (the “Government NQDC Plan”), pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At December 31, 2014 and 2013, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $3.7 million and $3.1 million, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $22.4 million and $22.2 million as of December 31, 2014 and 2013, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. Compensation income from continuing operations of $187 thousand was recognized for the plans for the year ended December 31, 2014. Compensation expense from continuing operations of $566 thousand and $635 thousand was recognized for the plans for the years ended December 31, 2013 and 2012, respectively.
Employee distributions are being funded through proceeds from the sale of assets held within our Rabbi Trust. The fair value of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies and money market funds, was $25.7 million and $24.9 million as of December 31, 2014 and 2013, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2014, 2013 and 2012, there was nil, $15 thousand in losses and $519 thousand in gains, respectively, attributable to the investments in trading securities, including both money market funds and bond mutual funds, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2014, 2013 and 2012, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 4.7%, 5.0% and 6.0%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2014, 2013 and 2012 was 3.0%, and was based on historical compensation increases, as well as future expectations. The Company applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the years ended December 31, 2014, 2013 and 2012, net periodic benefit cost was $124 thousand, $92 thousand and $128 thousand, respectively.
As of December 31, 2014 and 2013, the projected benefit obligation associated with our foreign defined benefit pension plan was $1.6 million and $1.4 million, respectively, which is classified in other long-term liabilities in the accompanying Consolidated Balance Sheets.
Supplemental Executive Retirement Plan
Kforce maintains a SERP for the benefit of certain executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain our covered executive officers. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.
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
Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2014, Kforce has assumed that all participants will elect to take the lump sum present value option based on historical trends.
Actuarial Assumptions
The following represents the actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2014	2013
Discount rate	3.75%	3.75%
Expected long-term rate of return on plan assets	—%	—%
Rate of future compensation increase	4.00%	4.00%

The following represents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2014	2013	2012
Discount rate	3.75%	2.50%	3.25%
Expected long-term rate of return on plan assets	—%	—%	—%
Rate of future compensation increase	4.00%	4.00%	4.00%
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
Due to the SERP being unfunded as of December 31, 2014 and 2013, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. Once funded, Kforce will determine the expected long-term rate of return on plan assets by determining the composition of the asset portfolio, the historical long-term investment performance and the current market conditions. The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases for its covered executive officers and future target compensation levels for its covered executive officers taking into account the covered executive officers' assumed retirement date.
The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, Kforce monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.
Net Periodic Benefit Cost
The following represents the components of net periodic benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2014	2013	2012
Service cost	$1,164	$2,018	$2,087
Interest cost	294	471	560
Amortization of actuarial loss	—	97	164
Settlement loss	—	24	—
Net periodic benefit cost	$1,458	$2,610	$2,811
Changes in Benefit Obligation
The following represents the changes in the benefit obligation for the years ended (in thousands):

	DECEMBER 31,
	2014	2013
Projected benefit obligation, beginning	$7,852	$19,658
Service cost	1,164	2,018
Interest cost	294	471
Actuarial experience and changes in actuarial assumptions	887	(1,475)
Curtailment	—	(2,138)
Benefits Paid	—	(10,682)
Projected benefit obligation, ending	$10,197	$7,852

During the year ended December 31, 2014, there were no payments made under the SERP. During the three months ended December 31, 2013, in connection with the Firm’s organizational realignment, two participants in the SERP were terminated, resulting in a curtailment of $2.1 million to the projected benefit obligation. Additionally, during the three months ended December 31, 2013, Kforce made a lump sum payment to a participant in the SERP of $10.7 million as a result of the participant’s separation from service on June 1, 2013. The present value of the projected benefit obligation as of December 31, 2014 and 2013 was $10.2 million and $7.9 million, respectively, and is recorded in other long-term liabilities in the accompanying Consolidated Balance Sheets.
Contributions
There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2014. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2015.
Estimated Future Benefit Payments
Undiscounted benefit payments by the SERP, which reflect the anticipated future service of participants, expected to be paid are as follows (in thousands):

PROJECTED ANNUAL BENEFIT PAYMENTS
2015	$—
2016	—
2017	—
2018	—
2019	9,187
2020-2024	—
Thereafter	4,081
Supplemental Executive Retirement Health Plan
Kforce maintained a Supplemental Executive Retirement Health Plan (“SERHP”) to provide post-retirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirrored that of the SERP, and no advance funding was required by Kforce or the participants. Consistent with the SERP, none of the benefits earned were attributable to services provided prior to the effective date of the plan.
During the year ended December 31, 2014, Kforce terminated the Company's SERHP and settled all future benefit obligations by making lump sum payments totaling approximately $3.9 million, which resulted in a net settlement loss of $725 thousand recorded in selling, general and administrative expenses in the corresponding Consolidated Statement of Operations and Comprehensive Income (Loss). The termination effectively removed Kforce's related post-retirement benefit obligation.
During the three months ended December 31, 2013, in connection with the Firm’s organizational realignment, two participants in the SERHP were terminated, resulting in a curtailment of $785 thousand to the projected benefit obligation and in the recognition of a curtailment gain of $359 thousand recorded in selling, general and administrative expenses in the corresponding Consolidated Statement of Operations and Comprehensive Income (Loss). The current portion of the accumulated post-retirement benefit obligation as recorded in other current liabilities in the accompanying Consolidated Balance Sheets was $47 thousand as of December 31, 2013. The long-term portion of the accumulated post-retirement benefit obligation as of December 31, 2013 was $2.6 million and is recorded in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Net Periodic Post-retirement Benefit Cost
The following represents the components of net periodic post-retirement benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2014	2013	2012
Service cost	$174	$649	$919
Interest cost	78	134	150
Amortization of actuarial loss	—	86	272
Settlement/curtailment loss/(gain)	725	(359)	—
Net periodic benefit cost	$977	$510	$1,341
Changes in Post-retirement Benefit Obligation
The following represents the changes in the post-retirement benefit obligation for the years ended (in thousands):

	DECEMBER 31,
	2014	2013
Accumulated post-retirement benefit obligation, beginning	$2,674	$3,574
Service cost	174	649
Interest cost	78	134
Actuarial experience and changes in actuarial assumptions	234	(834)
Settlement/curtailment loss/(gain)	725	(785)
Benefits Paid	(3,885)	(64)
Accumulated post-retirement benefit obligation, ending	$—	$2,674
12. Fair Value Measurements
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
The underlying investments within Kforce’s deferred compensation plan have included money market funds, which are held within the Rabbi Trust. Assets held within the money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2014 and 2013. Transfers between levels are deemed to have occurred if the lowest level of input were to change.

Kforce’s measurements at fair value on a recurring and non-recurring basis as of December 31, 2014 and 2013 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2014
Recurring basis:
Money market funds (1)	$—	$—	$—	$—
Contingent liability (2)	$(477)	$—	$—	$(477)
As of December 31, 2013
Recurring basis:
Money market funds (1)	$869	$869	$—	$—
Non-recurring basis:
Goodwill (3)	$48,900	$—	$—	$48,900

(1)	See Note 11 – “Employee Benefit Plans” and Note 5 – “Other Assets” for additional discussion.

(2)	The contingent liability relates to the acquisition of a business within our GS reporting segment.

(3)
This amount is representative of the aggregated goodwill balance. The portion measured at fair value as of December 31, 2013 of $19.0 million was related to the GS segment. The remaining portion of the goodwill balance presented is at carrying value. See Note 6 – “Goodwill and Other Intangible Assets” for additional discussion.

13. Stock Incentive Plans
On April 5, 2013, the shareholders approved the 2013 Stock Incentive Plan, which was previously adopted by the Board on March 1, 2013, subject to shareholder approval. The aggregate number of shares of common stock that are subject to awards under the 2013 Stock Incentive Plan, subject to adjustment upon a change in capitalization, is 4.0 million. On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan and, as amended, the aggregate number of shares of common stock that are subject to awards is 7.9 million.
The 2013 Stock Incentive Plan and 2006 Stock Incentive Plan allow for the issuance of stock options, SARs, restricted stock and common stock, subject to share availability. Vesting of equity instruments is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options.
The 2013 Stock Incentive Plan terminates on April 5, 2023 and the 2006 Stock Incentive Plan terminates on April 28, 2016. The Incentive Stock Option Plan expired in 2005.
Total stock-based compensation expense recognized related to all equity awards during the years ended December 31, 2014, 2013 and 2012 was $5.5 million, $2.6 million and $26.2 million, respectively. During the years ended December 31, 2014, 2013 and 2012, Kforce recognized stock-based compensation expense from continuing operations of $3.0 million, $2.6 million and $26.2 million, respectively. The related tax benefit for the three years ended December 31, 2014 was $1.2 million, $1.0 million and $10.2 million, respectively.

Stock Options
The following table presents the activity under each of the stock incentive plans discussed above for the three years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised
Outstanding as of December 31, 2011	226	98	324	$10.79
Exercised	(65)	(5)	(70)	$10.48	$238
Forfeited/Cancelled	(7)	—	(7)	$11.00
Outstanding as of December 31, 2012	154	93	247	$10.87
Exercised	(57)	(10)	(67)	$8.98	$573
Forfeited/Cancelled	—	—	—	$—
Outstanding as of December 31, 2013	97	83	180	$11.57
Exercised	(57)	(48)	(105)	$11.61	$1,029
Forfeited/Cancelled	(18)	—	(18)	$11.00
Outstanding and Exercisable as of December 31, 2014	22	35	57	$11.69
The following table summarizes information about employee and director stock options under all of the plans mentioned above as of December 31, 2014 (in thousands, except per share amounts):

	OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$0.00 - $9.13	—	—	$—	$—
$9.13 - $14.45	57	1.56	$11.69	713
	57	1.56	$11.69	$713
No compensation expense was recorded during the years ended December 31, 2014, 2013 or 2012 as a result of the grant date fair value having been fully amortized as of December 31, 2009. As of December 31, 2014, there was no unrecognized compensation cost related to non-vested options.
Restricted Stock
Kforce's annual restricted stock grants made to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as determined by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain executives and management. Restricted stock granted during the year ended December 31, 2014 will vest over a period of two to ten years, with equal vesting annually.
During the three months ended December 31, 2013, Kforce granted certain restricted stock awards containing time-based vesting terms of ten years with an equal number of shares vesting in each of years six through ten, as well as a performance-accelerations feature upon which vesting would accelerate if Kforce's closing stock price exceeded the stock price at the date of grant by a pre-established percentage for a period of ten trading days. During the three months ended March 31, 2014, the Firm modified all awards containing a performance-acceleration feature that were granted during the three months ended December 31, 2013, as follows: (1) eliminated the performance-acceleration feature and (2) reduced the time-based vesting term to five years, with equal vesting annually. The total number of restricted shares impacted by this modification was 268 thousand, excluding already forfeited shares, and the number of employees impacted was 87. The total incremental compensation cost resulting from the modification was $109 thousand, which will be amortized on a straight-line basis over the requisite service period of the modified awards.

Restricted stock contain the same voting rights as other common stock and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to forfeitable dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2014 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2011	3,334	$14.30	—
Granted	288	$12.67	—
Vested	(3,191)	$14.15	$47,407
Forfeited (a)	(393)	$16.37	—
Outstanding as of December 31, 2012	38	$12.11	—
Granted	904	$16.72	—
Vested	(109)	$14.15	$2,092
Forfeited	(22)	$15.43	—
Outstanding as of December 31, 2013	811	$16.89	—
Granted	528	$20.18	—
Vested	(273)	$17.37	$5,624
Forfeited	(84)	$18.38	—
Outstanding as of December 31, 2014	982	$18.55	—

(a)
In February 2012, the Compensation Committee certified 2011 performance measures, which resulted in the forfeiture of approximately 393 thousand of these shares of restricted stock which was consistent with estimated forfeitures during 2011 that was used for compensation expense recognition purposes.

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period.
In connection with the disposition of HIM, as discussed within Note 2 – “Discontinued Operations,” stock-based compensation related to acceleration of restricted stock was approximately $0.6 million.
In connection with the Firm’s organizational realignment, Kforce terminated two of its covered executive officers during the three months ended December 31, 2013. In connection with their termination, Kforce accelerated the vesting of their restricted stock and, as a result, accelerated all of the related unrecognized compensation expense associated with these awards of $1.1 million during the three months ended December 31, 2013.
As discussed within Note 2 – “Discontinued Operations,” the Board approved the vesting acceleration of substantially all of the outstanding and unvested long-term incentives, including the restricted stock, effective March 31, 2012. As a result of the acceleration, Kforce accelerated all of the previously unrecognized compensation expense associated with these awards of $22.2 million during the three months ended December 31, 2013.
As of December 31, 2014, total unrecognized compensation expense related to restricted stock was $11.5 million, which will be recognized over a weighted average remaining period of 4.8 years.
Common Stock
As discussed within Note 2 – “Discontinued Operations,” the transaction expense related to the sale of HIM included commissions and transaction bonuses paid by the Firm in the form of Kforce common stock. As a result, during the year ended December 31, 2014, Kforce issued 92 thousand shares of common stock and recognized stock-based compensation expense of approximately $1.8 million.

14. Organizational Realignment
During October 2013, the Firm commenced a plan to streamline its leadership and support-related structure to better align a higher percentage of personnel in roles that are closest to the customer through an organizational realignment. The new organizational design was intended to provide improved accountability and deliver better results for our clients, consultants and core personnel. As a result of the organizational realignment, Kforce incurred severance and termination-related expenses of $7.1 million during the three months ended December 31, 2013, which was recorded within selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss). The severance and termination-related expenses included the acceleration of previously unrecorded stock compensation expense of $1.1 million.
15. Commitments and Contingencies
Lease Commitments
Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days' notice and with some leases containing escalation in rent clauses. The leases require Kforce to pay taxes, insurance and maintenance costs, in addition to rental payments.
Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Capital leases
Present value of payments	$1,090	$429	$129	$4	$—	$—	$1,652
Interest	51	41	13	2	—	—	107
Capital lease payments	$1,141	$470	$142	$6	$—	$—	$1,759
Operating leases
Facilities	$6,236	$5,464	$3,601	$1,634	$716	$339	$17,990
Furniture and equipment	112	34	—	—	—	—	146
Total operating leases	$6,348	$5,498	$3,601	$1,634	$716	$339	$18,136
Total leases	$7,489	$5,968	$3,743	$1,640	$716	$339	$19,895
The present value of the minimum lease payments for capital lease obligations has been classified in other current liabilities and long-term debt – other, according to their respective maturities. Rental expense under operating leases was $5.6 million, $5.3 million and $5.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Purchase Commitments
Kforce has entered into various commitments including, among others, a compensation software hosting and licensing arrangement, and a commitment for data center fees for certain of our information technology applications. As of December 31, 2014, these commitments amounted to approximately $12.6 million and are expected to be paid as follows: $7.6 million in 2015; $4.0 million in 2016; $1.0 million in 2017; $11 thousand in 2018; and nil in 2019.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2014, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.7 million, and for facility lease deposits totaling $0.5 million.

Litigation
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, except where otherwise noted, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our consolidated financial statements.
On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of 2013. The complaint was filed against Kforce and Kforce Government Solutions Inc., was captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. On June 13, 2014, the defendants filed a motion to dismiss the complaint. On October 8, 2014, the United States government filed a notice of its election to decline to intervene in the case. On November 10, 2014, the court granted the defendants’ motion to dismiss all federal claims with prejudice, and also dismissed the state law claims without prejudice for lack of jurisdiction. Mr. Turner appealed the court’s ruling to the United States Court of Appeals for the Eleventh Circuit, where the case is currently pending as USCA Case No. 14-15529.
Tax Audits
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2014, the IRS finished an examination of Kforce’s U.S. income tax return for 2010 and 2011 with no material adjustments. During 2013, the IRS finished an examination of Kforce’s United States income tax return for 2009 with no material adjustments, and no settlements. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances that this will continue.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2014 would be approximately $19.2 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $41.6 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

16. Reportable Segments
Kforce’s reportable segments are as follows: (1) Tech; (2) FA; and (3) GS. This determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Board of Directors and our CODM. Kforce also reports Flexible billings and Search fees separately by segment, which has been incorporated into the table below. The following table has been updated to reflect the disposition of HIM and KCR. As described in Note 2 – “Discontinued Operations,” all revenues and gross profit associated with the discontinued operations have been recorded within income from discontinued operations, net of tax, in the Consolidated Statement of Operations and Comprehensive Income (Loss).
Historically, and through our year ended December 31, 2014, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.
The following table provides information concerning the operations of our segments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Technology	Finance and Accounting	Government Solutions	Total
2014
Net service revenues
Flexible billings	$823,311	$249,274	$98,051	$1,170,636
Search fees	19,158	27,537	—	46,695
Total revenue	$842,469	$276,811	$98,051	$1,217,331
Gross profit	$243,085	$101,071	$30,425	$374,581
Operating expenses				326,624
Income from continuing operations, before income taxes				$47,957
2013
Net service revenues
Flexible billings	$720,179	$213,158	$91,949	$1,025,286
Search fees	19,183	29,259	—	48,442
Total revenue	$739,362	$242,417	$91,949	$1,073,728
Gross profit	$219,360	$93,663	$31,353	$344,376
Operating expenses				333,447
Income from continuing operations, before income taxes				$10,929
2012
Net service revenues
Flexible billings	$655,062	$211,797	$91,424	$958,283
Search fees	20,525	26,679	—	47,204
Total revenue	$675,587	$238,476	$91,424	$1,005,487
Gross profit	$200,738	$91,124	$28,724	$320,586
Operating expenses				386,944
Loss from continuing operations, before income taxes				$(66,358)

17. Quarterly Financial Data (Unaudited)
The quarterly financial data presented below has been adjusted, where applicable, to reflect the discontinued operations of HIM, which is more fully described in Note 2 – “Discontinued Operations.” Certain prior quarter amounts have been reclassified to conform with current year presentation and may not tie back to quarterly filings. The following table provides quarterly information for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2014
Net service revenues	$282,024	$302,758	$313,810	$318,739
Gross profit	83,526	94,386	98,291	98,378
Income from continuing operations, net of income taxes	4,389	7,953	7,995	9,061
Income (loss) from discontinued operations, net of income taxes	1,860	2,750	57,023	(116)
Net income	6,249	10,703	65,018	8,945
Earnings per share-basic	$0.19	$0.33	$2.07	$0.30
Earnings per share-diluted	$0.19	$0.33	$2.06	$0.30
2013
Net service revenues	$246,991	$264,720	$279,956	$282,061
Gross profit	77,355	86,595	91,055	89,371
Income (loss) from continuing operations, net of income taxes	1,929	5,443	7,636	(9,714)
Income from discontinued operations, net of income taxes	1,165	1,505	1,343	1,480
Net income (loss)	3,094	6,948	8,979	(8,234)
Earnings (loss) per share-basic	$0.09	$0.21	$0.27	$(0.25)
Earnings (loss) per share-diluted	$0.09	$0.21	$0.27	$(0.25)
During the third quarter of 2014, in connection with the disposition of HIM, the income from discontinued operations included a gain, net of transactions costs, on the sale of discontinued operations of $94.3 million pretax, or $56.1 million after tax. The transactions costs primarily included legal fees, stock-based compensation related to the acceleration of restricted stock, commissions and transaction bonuses in the form of cash and common stock, which in the aggregate, totaled $11.0 million. Stock-based compensation related to the acceleration of restricted stock and transaction bonuses paid in stock in lieu of cash was $2.4 million.
During the fourth quarter of 2013, the Firm executed an organizational realignment plan and incurred severance and termination-related expenses of $7.1 million and a Compensation Committee approved discretionary bonuses related to the realignment of $3.6 million.

18. Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the year ended December 31 (in thousands):

	2014	2013	2012
Cash paid during the period for:
Income taxes, net	$52,565	$14,789	$14,456
Interest, net	$1,048	$800	$554
Non-Cash Transaction Information:
Tax benefit from disqualifying dispositions of stock options and restricted stock	$128	$15	$36
Shares tendered in payment of exercise price of stock options and SARs	$84	$—	$161
Employee stock purchase plan	$699	$613	$647
Equipment acquired under capital leases	$313	$1,929	$672
Unsettled repurchases of common stock	$1,425	$—	$2,498
Contingent consideration for acquisition	$477	$—	$—

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, those controls.
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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2014, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
Item 9B.    Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2014.
We have adopted a Commitment to Integrity that amends and restates our prior Code of Ethics and Business Conduct Policy. Our Commitment to Integrity applies to all of our directors, officers, and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
Item 11.        Executive Compensation.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2014.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2014.
Information regarding equity compensation plans required by this item is included in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of Part II of this report and is incorporated into this item by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2014.
Item 14.        Principal Accounting Fees and Services.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2014.

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

KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2012	$2,457	1,249	(70)	(1,483)	$2,153
	2013	$2,153	382	(54)	(453)	$2,028
	2014	$2,028	530	31	(549)	$2,040

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

KFORCE INC.

Date: February 27, 2015	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2015	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Director and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2015	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2015	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: February 27, 2015	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 27, 2015	By:	/s/ W.R. CAREY, JR.
W.R. Carey, Jr.
Director

Date: February 27, 2015	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Vice Chairman and Director

Date: February 27, 2015	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 27, 2015	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 27, 2015	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: February 27, 2015	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 27, 2015	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman and Director

Date: February 27, 2015	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

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

10.3
Second Amendment and Joinder, dated December 27, 2013, to Third Amended and Restated Credit Agreement between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto, incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 27, 2014.

10.4
Third Amendment, dated December 23, 2014, to Third Amended and Restated Credit Agreement between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto, incorporated by reference to the REgistrant's Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 23, 2014.

Exhibit Number	Description

10.5*
Amended and Restated Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

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

10.10*
Amendment to Employment Agreement, dated as of December 30, 2008, between Kforce Inc. and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.11
Administrative Agreement, dated as of December 29, 2009, between and among Kforce Government Solutions, Inc., on behalf of itself, Kforce Global Solutions, Inc., and Bradson Corporation and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 30, 2009.

10.12
Amended Administrative Agreement, dated as of May 3, 2012, between and among Kforce Government Solutions, Inc. and the U.S. Department of the Interior, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2012.

10.13*	Kforce Inc. 2006 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-168529) filed with the SEC on August 4, 2010.

10.14*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

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

10.17
Stock Purchase Agreement, dated as of August 4, 2014, by and among Kforce Inc. and RCM Acquisition, Inc. incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on August 6, 2014.

10.18
Amendment #1 to Stock Ownership Guidelines, dated September 28, 2012, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 4, 2012.

10.19*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.20*	Form of Restricted Stock Award Agreement, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

Exhibit Number	Description

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The Consolidated Financial Statements and Schedule listed in Part IV, Item 15 of this Form 10-K are formatted in XBRL.

*	Management contract or compensatory plan or arrangement.