Form 10-Q
period 2015-03-31
KFORCE INC
filed 2015-04-30
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Registrant's telephone number, including area code: (813) 552-5000
 _______________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 27, 2015 was 29,592,042.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2015
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our beliefs regarding potential government actions, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, our ability to recruit qualified individuals, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net service revenues	$312,611	$282,024
Direct costs of services	217,871	198,498
Gross profit	94,740	83,526
Selling, general and administrative expenses	82,352	73,737
Depreciation and amortization	2,397	2,356
Income from operations	9,991	7,433
Other expense, net	453	337
Income from continuing operations, before income taxes	9,538	7,096
Income tax expense	3,753	2,707
Income from continuing operations	5,785	4,389
Income from discontinued operations, net of income taxes	—	1,860
Net income	5,785	6,249
Other comprehensive income (loss):
Defined benefit pension and post-retirement plans, net of tax	1	(35)
Comprehensive income	$5,786	$6,214
Earnings per share – basic:
From continuing operations	$0.20	$0.13
From discontinued operations	$—	$0.06
Earnings per share – basic	$0.20	$0.19
Earnings per share – diluted
From continuing operations	$0.20	$0.13
From discontinued operations	$—	$0.06
Earnings per share – diluted	$0.20	$0.19

Weighted average shares outstanding – basic	28,276	32,969
Weighted average shares outstanding – diluted	28,475	33,168

Cash dividends declared per share	$0.11	$0.10
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,928	$1,238
Trade receivables, net of allowances of $2,338 and $2,040, respectively	203,483	204,710
Income tax refund receivable	723	3,311
Deferred tax assets, net	4,790	4,980
Prepaid expenses and other current assets	10,237	10,170
Total current assets	221,161	224,409
Fixed assets, net	35,174	35,330
Other assets, net	30,556	30,349
Deferred tax assets, net	22,360	22,855
Intangible assets, net	4,819	5,011
Goodwill	45,968	45,968
Total assets	$360,038	$363,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$37,618	$38,104
Accrued payroll costs	48,670	52,208
Other current liabilities	1,011	986
Income taxes payable	3,061	2,885
Total current liabilities	90,360	94,183
Long-term debt – credit facility	94,326	93,333
Long-term debt – other	465	562
Other long-term liabilities	37,982	36,456
Total liabilities	223,133	224,534
Commitments and contingencies (see Note C)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 70,483 and 70,029 issued, respectively	705	700
Additional paid-in capital	414,644	412,642
Accumulated other comprehensive loss	(370)	(371)
Retained earnings	127,908	125,378
Treasury stock, at cost; 40,911 and 40,616 shares, respectively	(405,982)	(398,961)
Total stockholders’ equity	136,905	139,388
Total liabilities and stockholders’ equity	$360,038	$363,922
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Three Months Ended March 31, 2015
Common stock – shares:
Shares at beginning of period	70,029
Issuance for stock-based compensation and dividends, net of forfeitures	432
Exercise of stock options	22
Shares at end of period	70,483
Common stock – par value:
Balance at beginning of period	$700
Issuance for stock-based compensation and dividends, net of forfeitures	5
Exercise of stock options	0
Balance at end of period	$705
Additional paid-in capital:
Balance at beginning of period	$412,642
Issuance for stock-based compensation and dividends, net of forfeitures	139
Exercise of stock options	245
Income tax benefit from stock-based compensation	236
Stock-based compensation expense	1,291
Employee stock purchase plan	91
Balance at end of period	$414,644
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$(371)
Pension plans, net of tax of $1	1
Balance at end of period	$(370)
Retained earnings:
Balance at beginning of period	$125,378
Net income	5,785
Dividends, net of forfeitures ($0.11 per share)	(3,255)
Balance at end of period	$127,908
Treasury stock – shares:
Shares at beginning of period	40,616
Repurchases of common stock	302
Employee stock purchase plan	(7)
Shares at end of period	40,911
Treasury stock – cost:
Balance at beginning of period	$(398,961)
Repurchases of common stock	(7,082)
Employee stock purchase plan	61
Balance at end of period	$(405,982)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income	$5,785	$6,249
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	686	1,976
Provision for bad debts on accounts receivable	1,047	469
Depreciation and amortization	2,400	2,363
Stock-based compensation	1,291	799
Pension and post-retirement benefit plans expense	492	378
Amortization of deferred financing costs	31	22
Excess tax benefit attributable to stock-based compensation	(236)	(33)
Deferred compensation liability increase, net	639	330
Gain on cash surrender value of Company-owned life insurance	(565)	(230)
Other	6	—
Decrease (increase) in operating assets
Trade receivables, net	180	(9,218)
Income tax refund receivable	2,588	2,446
Prepaid expenses and other current assets	(68)	(1,277)
Other assets, net	(90)	6
(Decrease) increase in operating liabilities
Accounts payable and other current liabilities	(201)	(3,452)
Accrued payroll costs	(3,385)	2,112
Income taxes payable	413	3,798
Other long-term liabilities	395	(799)
Cash provided by operating activities	11,408	5,939
Cash flows from investing activities:
Capital expenditures	(1,389)	(1,210)
Proceeds from the disposition of assets held within the Rabbi Trust	—	1,006
Purchase of assets held within the Rabbi Trust	—	(837)
Cash used in investing activities	(1,389)	(1,041)
Cash flows from financing activities:
Proceeds from bank line of credit	157,806	98,975
Payments on bank line of credit	(156,813)	(100,366)
Payments of capital expenditure financing	(324)	(304)
Short-term vendor financing	1,140	(127)
Proceeds from exercise of stock options	245	467
Excess tax benefit attributable to stock-based compensation	236	33
Payment of loan financing fees	—	(35)
Repurchases of common stock	(8,507)	(293)
Cash dividend	(3,112)	(3,307)
Cash used in financing activities	(9,329)	(4,957)
Change in cash and cash equivalents	690	(59)
Cash and cash equivalents at beginning of period	1,238	875
Cash and cash equivalents at end of period	$1,928	$816
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2014 Annual Report on Form 10-K.
Organization and Nature of Operations
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States. Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for both the three months ended March 31, 2015 and 2014 and are included in our Tech segment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2015, our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from our audited Consolidated Balance Sheet as of December 31, 2014, as presented in our 2014 Annual Report on Form 10-K.
Certain prior year amounts have been reclassified to conform to the current year presentation for amounts related to discontinued operations (see Note B - “Discontinued Operations” for further information on the discontinued operations). Certain prior year amounts have been reclassified in the Unaudited Condensed Consolidated Statements of Cash Flows to conform to the current year presentation.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Kforce Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts, fallouts and other accounts receivable reserves; accounting for goodwill and identifiable intangible assets and any related impairment; self-insured liabilities for workers’ compensation and health insurance; stock-based compensation; obligations for pension plans; accounting for income taxes and expected annual commission rates. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Income from continuing operations	$5,785	$4,389
Income from discontinued operations, net of tax	—	1,860
Net income	$5,785	$6,249
Denominator:
Weighted average shares outstanding – basic	28,276	32,969
Common stock equivalents	199	199
Weighted average shares outstanding – diluted	28,475	33,168
Earnings per share – basic:
From continuing operations	$0.20	$0.13
From discontinued operations	—	0.06
Earnings per share – basic	$0.20	$0.19
Earnings per share – diluted:
From continuing operations	$0.20	$0.13
From discontinued operations	—	0.06
Earnings per share – diluted	$0.20	$0.19
For both the three months ended March 31, 2015 and 2014, the weighted average diluted common shares had no significant common stock equivalents excluded based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.

Dividends
Kforce’s Board of Directors (“Board”) may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of forfeitable restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price on the record date. Such additional shares have the same vesting terms and conditions as the outstanding and unvested restricted stock. The following summarizes the cash dividends declared for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Cash dividends declared per share	$0.11	$0.10
Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to our March 2015 dividend of $0.11 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, our financial performance and our legal ability to pay dividends.
New Accounting Standards
In April 2015, the FASB issued authoritative guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, similar to debt discounts. The guidance is to be applied for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and early adoption is permitted. Kforce elected not to adopt this standard early.
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. This guidance is to be applied for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods, and will require enhanced disclosures. Kforce is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements; we do not currently anticipate a material impact to the consolidated financial statements upon adoption.
Note B - Discontinued Operations
Effective August 3, 2014, Kforce sold to RCM Acquisition, Inc. (the “Purchaser”), under a Stock Purchase Agreement (the “SPA”) dated August 4, 2014, all of the issued and outstanding stock of Kforce Healthcare, Inc. (“KHI”), a wholly-owned subsidiary of Kforce Inc. and operator of the former Health Information Management (“HIM”) reporting segment, for a total cash purchase price of $119.0 million plus a post-closing working capital adjustment of $96 thousand.
In connection with the sale, Kforce entered into a Transition Services Agreement (the “TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 12 months. The fees for these services are and will continue to be generally equivalent to Kforce’s cost, and additional services may be provided at negotiated rates. Although the services provided under the TSA generate continuing cash flows between Kforce and the Purchaser, the amounts are not considered to be direct cash flows of the discontinued operation nor are they significant to the ongoing operations of either entity. Kforce has no contractual ability through the TSA, the SPA or any other agreement to significantly influence the operating or financial policies of the Purchaser. As a result, Kforce has no significant continuing involvement in the operations of KHI and, as such, has classified the operating results of the former HIM reporting segment as discontinued operations.
In accordance with and defined within the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $1.19 million, although this deductible does not apply to certain specified losses. Kforce’s obligations under the indemnification provisions of the SPA will, with the exception of certain items, cease 12 months after the sale closed and are limited to an aggregate of $8.925 million, although these time and monetary caps do not apply to certain specified losses. While it cannot be certain, Kforce believes any material exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of March 31, 2015.

The total financial results of HIM have been presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The following summarizes the revenues and pretax profits of HIM for the three months ended March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Net service revenues	$23,288
Income from discontinued operations, before income taxes	$3,065
Note C - Commitments and Contingencies
Litigation
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our unaudited condensed consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our unaudited condensed consolidated financial position, results of operations, or cash flows. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, except where otherwise noted, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our unaudited condensed consolidated financial statements.
On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of 2013. The complaint was filed against Kforce and Kforce Government Solutions Inc., was captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. On June 13, 2014, the defendants filed a motion to dismiss the complaint. On October 8, 2014, the United States government filed a notice of its election to decline to intervene in the case. On November 10, 2014, the court granted the defendants’ motion to dismiss all federal claims with prejudice, and also dismissed the state law claims without prejudice for lack of jurisdiction. Mr. Turner appealed the court’s ruling to the United States Court of Appeals for the Eleventh Circuit. Mr. Turner's claims were subsequently resolved and his appeal is expected to be dismissed.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2015 would be approximately $41.6 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $19.2 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.

Note D - Employee Benefit Plans
Foreign Pension Plan
Kforce maintains a foreign defined benefit pension plan (the “Foreign Pension Plan”) for eligible employees of the Philippine branch of Global that is required by Philippine labor laws. The Foreign Pension Plan defines retirement as those employees who have attained the age of 60 and have completed at least five years of credited service. Benefits payable under the Foreign Pension Plan equate to one-half month’s salary for each year of credited service. Benefits under the Foreign Pension Plan are paid out as a lump sum to eligible employees at retirement.
For the three months ended March 31, 2015 and 2014, net periodic benefit cost was $66 thousand and $64 thousand, respectively. The net periodic benefit cost recognized for the three months ended March 31, 2015 was based upon the actuarial valuation as of the beginning of the year, which utilized the assumptions noted in our 2014 Annual Report on Form 10-K.
As of March 31, 2015 and December 31, 2014, the projected benefit obligation associated with our Foreign Pension Plan was $1.7 million and $1.6 million, respectively, which is classified in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the Foreign Pension Plan and, as a result, no contributions were made to the Foreign Pension Plan during the three months ended March 31, 2015. Kforce does not currently anticipate funding the Foreign Pension Plan during the year ending December 31, 2015.
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
Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Vesting under the plan is defined as 100% upon a participant’s attainment of age 55 and 10 years of service and 0% prior to a participant’s attainment of age 55 and 10 years of service. Full vesting also occurs if a participant with five years or more of service is involuntarily terminated by Kforce without cause or upon death, disability or a change in control. The SERP will be funded entirely by Kforce, and benefits are taxable to the covered executive officer upon receipt and deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the covered executive officer earned the highest salary and bonus during the last 10 years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.
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
The following represents the components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Service cost	$330	$291
Interest cost	96	74
Net periodic benefit cost	$426	$365
The net periodic benefit cost recognized for the three months ended March 31, 2015 was based upon the actuarial valuation as of the beginning of the year, which utilized the assumptions noted in our 2014 Annual Report on Form 10-K.

The present value of the projected benefit obligation as of March 31, 2015 and December 31, 2014 was $10.6 million and $10.2 million, respectively, and is recorded in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2015. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2015.
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
During the three months ended March 31, 2014, Kforce made a lump sum payment of $0.6 million to a participant in the SERHP in order to settle all future benefit payments due under the SERHP, resulting in a settlement gain of $122 thousand. Additionally, during September 2014, Kforce made lump sum payments to all remaining participants in the SERHP in order to terminate the SERHP and to settle all future benefit payments due under the SERHP. This termination effectively removed Kforce’s related post-retirement benefit obligation.
The following represents the components of net periodic post-retirement benefit cost for the three months ended March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Service cost	$58
Interest cost	26
Settlement/curtailment loss/(gain)	(122)
Net periodic benefit cost	$(38)
As a result of the settlement with the remaining participants during September 2014, there was no accumulated post-retirement benefit obligation liability as of March 31, 2015 and December 31, 2014.
Note E - Fair Value Measurements
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
The carrying value of the outstanding borrowings under the credit facility approximates its fair value as it is based on a variable rate that changes based on market conditions. The inputs used to calculate the fair value of the credit facility are considered to be Level 2 inputs.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2015. The estimated fair values on Kforce’s financial statements as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2015
Recurring basis:
Contingent liability (1)	$(477)	$—	$—	$(477)
As of December 31, 2014
Recurring basis:
Contingent liability (1)	$(477)	$—	$—	$(477)

(1)	The contingent liability relates to the acquisition of a business within our GS reporting segment in the fourth quarter of 2014.
Note F - Stock Incentive Plans
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
The 2013 Stock Incentive Plan and 2006 Stock Incentive Plan allow for the issuance of stock options, stock appreciation rights (“SARs”), restricted stock and common stock, subject to share availability. Vesting of equity instruments is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options.
The 2013 Stock Incentive Plan terminates on April 5, 2023 and the 2006 Stock Incentive Plan terminates on April 28, 2016. The Incentive Stock Option Plan expired in 2005.
During the three months ended March 31, 2015 and 2014, Kforce recognized total stock-based compensation expense of $1.3 million and $0.8 million, respectively. During the three months ended March 31, 2015 and 2014, Kforce recognized stock-based compensation expense from continuing operations of $1.3 million and $0.8 million, respectively.
Stock Options
The following table presents the activity under each of the stock incentive plans discussed above for the three months ended March 31, 2015 (in thousands, except per share amounts):

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised
Outstanding and Exercisable as of December 31, 2014	22	35	57	$11.69
Exercised	(22)	—	(22)	$11.00	$269
Forfeited/Canceled	—	—	—	$—
Outstanding and Exercisable as of March 31, 2015	—	35	35	$12.14
No compensation expense was recorded during the three months ended March 31, 2015 or 2014 as a result of the grant date fair value having been fully amortized as of December 31, 2009. As of March 31, 2015, there was no unrecognized compensation cost related to non-vested options.

Restricted Stock
Kforce's annual restricted stock grants made to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as determined by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain executives and management. Restricted stock granted during the three months ended March 31, 2015 primarily vests over a period of five years with 20% of the awards vesting annually.
During the three months ended March 31, 2014, the Firm modified all awards containing a performance-acceleration feature that were granted during the three months ended December 31, 2013, as follows: (1) eliminated the performance-acceleration feature and (2) changed the time-based vesting term to five years, with equal vesting annually. The total number of restricted shares impacted by this modification was 268 thousand, excluding already forfeited shares, and the number of employees impacted was 87. The total incremental compensation cost resulting from the modification was $109 thousand, which will be amortized on a straight-line basis over the requisite service period of the modified awards.
Restricted stock contain the same voting rights as other common stock and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to forfeitable dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the three months ended March 31, 2015 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2014	982	$18.55
Granted	441	$24.09
Forfeited/Canceled	(9)	$19.48
Vested	(69)	$17.10	$1,672
Outstanding as of March 31, 2015	1,345	$20.43
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of March 31, 2015, total unrecognized compensation expense related to restricted stock was $19.5 million, which will be recognized over a weighted average remaining period of 4.7 years.
Note G - Goodwill and Intangible Assets
The following table sets forth the activity in goodwill and other intangible assets during the three months ended March 31, 2015 (in thousands):

	Goodwill	Intangible Assets, Net
Balance as of December 31, 2014	$45,968	$5,011
Amortization of intangible assets	—	(192)
Balance as of March 31, 2015	$45,968	$4,819
As of March 31, 2015 and December 31, 2014, intangible assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets consisted of $2.6 million and $2.8 million, respectively, of definite-lived intangible assets including customer relationships, customer contracts, technology and other and $2.2 million of an indefinite-lived intangible asset including a trade name and trademark.

As of March 31, 2015 and December 31, 2014, accumulated amortization for intangible assets was $26.0 million and $25.8 million, respectively. The following table presents the estimated amortization expense for intangibles over the next five years and thereafter (in thousands):

Remainder of 2015	$575
2016	589
2017	341
2018	341
2019	330
Thereafter	402
Total	$2,578
Note H - Reportable Segments
Kforce’s reportable segments are as follows: (1) Tech; (2) FA; and (3) GS. This determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Board and our CODM. Kforce also reports Flexible billings and Direct Hire (formerly referred to as "Search") fees separately by segment, which has been incorporated into the table below. The following table has been updated to reflect the disposition of HIM. As described in Note B – “Discontinued Operations,” all revenues and gross profit associated with the discontinued operations have been recorded within income from discontinued operations, net of tax, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
Historically, and for the three months ended March 31, 2015, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.
The following table provides information concerning the operations of our segments for the three months ended March 31, 2015 and 2014 (in thousands):

	Technology	Finance and Accounting	Government Solutions	Total
Three Months Ended March 31,
2015
Net service revenues:
Flexible billings	$208,438	$66,194	$25,900	$300,532
Direct Hire fees	5,201	6,878	—	12,079
Total net service revenues	$213,639	$73,072	$25,900	$312,611
Gross profit	$60,217	$25,689	$8,834	$94,740
Operating expenses				85,202
Income from continuing operations, before income taxes				$9,538
2014
Net service revenues:
Flexible billings	$192,463	$57,100	$22,771	$272,334
Direct Hire fees	4,008	5,682	—	9,690
Total net service revenues	$196,471	$62,782	$22,771	$282,024
Gross profit	$55,055	$21,876	$6,595	$83,526
Operating expenses				76,430
Income from continuing operations, before income taxes				$7,096

Note I - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Deferred compensation plan	$23,430	$22,425
Supplemental executive retirement plan	10,624	10,197
Other	3,928	3,834
	$37,982	$36,456
Note J - Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cash paid during the period for:
Income taxes, net	$79	$4,242
Interest, net	$417	$287
Non-Cash Transaction Information:
Employee stock purchase plan	$152	$164
Equipment acquired under capital leases	$249	$72

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with Item 1. Financial Statements of this report on Form 10-Q.
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three months ended March 31, 2015.

•
Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•
Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three months ended March 31, 2015 and 2014, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•
Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases, contractual obligations and commitments and the impact of changes in interest rates on our business.

Effective August 3, 2014, Kforce divested its HIM segment through a sale of all of the issued and outstanding stock of KHI. See Note B – “Discontinued Operations” to the unaudited condensed consolidated financial statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 include activity relating to HIM as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to HIM, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2015, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the three months ended March 31, 2015 increased 10.8% to $312.6 million from $282.0 million in the comparable period in 2014.

•	Flex revenues for the three months ended March 31, 2015 increased 10.4% to $300.5 million from $272.3 million in the comparable period in 2014.

•	Direct Hire revenues for the three months ended March 31, 2015 increased 24.7% to $12.1 million from $9.7 million in the comparable period in 2014.

•
Flex gross profit margin for the three months ended March 31, 2015 increased 40 basis points to 27.5% from 27.1% in the comparable period in 2014. Flex gross profit margin decreased 10 basis points for Tech, remained flat for FA and increased 510 basis points for GS.

•	Selling, general and administrative ("SG&A") expenses as a percentage of revenues for the three months ended March 31, 2015 increased to 26.3% compared to 26.1% in the comparable period in 2014.

•
Income from continuing operations of $5.8 million for the three months ended March 31, 2015 increased $1.4 million compared with income from continuing operations of $4.4 million in the comparable period in 2014.

•	Net income of $5.8 million for the three months ended March 31, 2015 decreased $0.4 million from net income of $6.2 million in the comparable period in 2014.

•	Diluted earnings per share from continuing operations for the three months ended March 31, 2015 increased to $0.20 from $0.13 per share in the comparable period in 2014.

•	During the three months ended March 31, 2015, Kforce repurchased 275 thousand shares of common stock on the open market at a total cost of approximately $6.4 million.

•	The Firm declared and paid a cash dividend of $0.11 per share during the three months ended March 31, 2015, resulting in a payout in cash of $3.1 million.

•	The total amount outstanding under the credit facility increased $1.0 million to $94.3 million as of March 31, 2015 as compared to $93.3 million as of December 31, 2014.

CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our unaudited condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Please refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2014 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2015 and 2014
Net service revenues for the three months ended March 31, 2015 and March 31, 2014 were $312.6 million and $282.0 million, respectively, which represents an increase of 10.8%. The increase was primarily due to our Tech segment (which represents 68.3% of total net service revenues for the three months ended March 31, 2015) and our FA segment (which represents 23.4% of total net service revenues for the three months ended March 31, 2015) which had increases in net service revenues of 8.7% and 16.4%, respectively. In addition, net service revenues for our GS segment increased 13.7% for the three months ended March 31, 2015 over the comparable period in 2014. Flex revenues increased 10.4% for the three months ended March 31, 2015 over the comparable period in 2014. Direct Hire revenues increased 24.7% for the three months ended March 31, 2015 over the comparable period in 2014.
Flex gross profit margin for the three months ended March 31, 2015 increased 40 basis points to 27.5% compared to 27.1% for the three months ended March 31, 2014, due primarily to a reduced impact of the employment tax resets as compared to 2014. SG&A expenses as a percentage of net service revenues were 26.3% and 26.1% for the three months ended March 31, 2015 and 2014, respectively. The increase in SG&A expenses as a percentage of net service revenues was driven by an increase in professional fees, offset by a reduction in compensation expense.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2015, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The unemployment rate was at 5.5% as of March 2015, and non-farm payroll expanded by approximately 591,000 jobs in the period January through March 2015. The college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy and candidate profile, was at 2.5% in March 2015. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape and geo-political risk will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. The penetration rate (the percentage of temporary staffing to total employment) in March 2015 was at 2.03%. If the penetration rate of temporary staffing experiences growth in the coming months and years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.
Over the last few years, we have undertaken several significant initiatives including: (1) executing a realignment plan to streamline our leadership and revenue enablers in an effort to better align a higher percentage of roles closer to the customer; (2) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (3) increasing revenue generator headcount to capitalize on targeted growth opportunities; (4) further optimizing our NRC team in support of our field operations; (5) upgrading our corporate systems; (6) focusing on process improvements and (7) divesting of HIM, which we considered a non-core business. We believe our realigned field operations and revenue enabler operations models provide a competitive advantage for us and are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S., are also a key contributor to our long-term financial stability. We believe the recent divestiture of HIM provides us the opportunity to further dedicate our resources to exclusively providing technology and finance & accounting talent in the commercial and government markets through our staffing organization and Kforce Government Solutions Inc., our government solutions provider.

Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Net Service Revenues by Segment:
Tech	68.3%	69.7%
FA	23.4	22.3
GS	8.3	8.0
Net service revenues	100.0%	100.0%
Revenues by Type:
Flex	96.1%	96.6%
Direct Hire	3.9	3.4
Net service revenues	100.0%	100.0%
Gross profit	30.3%	29.6%
Selling, general and administrative expenses	26.3%	26.1%
Depreciation and amortization	0.8%	0.8%
Income from continuing operations, before income taxes	3.1%	2.5%
Income from continuing operations	1.9%	1.6%
Net income	1.9%	2.2%
The following table details net service revenues for Flex and Direct Hire by segment and changes from the prior period for the three months ended March 31 (in thousands).

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014
Tech
Flex	$208,438	8.3%	$192,463
Direct Hire	5,201	29.8%	4,008
Total Tech	$213,639	8.7%	$196,471
FA
Flex	$66,194	15.9%	$57,100
Direct Hire	6,878	21.0%	5,682
Total FA	$73,072	16.4%	$62,782
GS
Flex	$25,900	13.7%	$22,771
Direct Hire	—	—	—
Total GS	$25,900	13.7%	$22,771

Total Flex	$300,532	10.4%	$272,334
Total Direct Hire	12,079	24.7%	9,690
Total Net Service Revenues	$312,611	10.8%	$282,024

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended March 31, 2015 and 2014, there were 63 billing days each.

Flex revenues for our largest segment, Tech, experienced growth during the three months ended March 31, 2015 of 8.3% as compared to the same period in 2014. An April 2015 report published by SIA provides an expectation that temporary technology staffing could experience growth of 7% for 2015 and an additional 6% in 2016, which we believe is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology in business driving up the overall demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in strong future growth in our Tech segment. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue generator headcount added in the last few years. Additionally, the Firm expects to continue to make selective investments in revenue generator headcount throughout 2015. The Firm believes the Tech segment will continue to grow throughout the remainder of 2015.
Our FA segment experienced an increase of 15.9% in Flex revenues during the three months ended March 31, 2015 as compared to the same period in 2014. In its April 2015 update, SIA provides an expectation that finance and accounting staffing could experience growth of 7% in 2015 and an additional 6% in 2016. Management believes the benefit from the significant investment in the revenue generator headcount for FA made in the last few years will continue to be realized in 2015 through improvements in associate productivity that typically come with tenure. We believe the FA segment will continue to grow throughout the remainder of 2015.
Our GS segment experienced an increase of 13.7% in Flex revenues during the three months ended March 31, 2015 as compared to the same period in 2014. The increase relates to new business and expansion of revenues with existing customers. While there remains continued uncertainty within this segment and the government environment, we expect that the GS segment revenues will remain fairly stable for the remainder of 2015 as compared to 2014.
The following table details total Flex hours for our Tech and FA segments and percentage changes over the prior period for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014
Tech	3,074	8.2%	2,841
FA	1,999	14.4%	1,748
Total hours	5,073	10.5%	4,589
As the GS segment primarily provides solutions-based services as compared to staffing services, Flex hours are not presented above.
The increase in Flex revenues for Tech for the three months ended March 31, 2015 compared to the same period in 2014 was $16.0 million, composed of a $15.7 million increase in volume and a $0.3 million increase from the impact of billable expenses. The increase in Flex revenues for FA for the three months ended March 31, 2015, compared to the same period in 2014, was $9.1 million, composed of an $8.2 million increase in volume and a $0.9 million increase in bill rate.
The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project-based work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014
Tech	$1,510	25.8%	$1,200
FA	71	2.9%	69
GS	99	(14.7)%	116
Total billable expenses	$1,680	21.3%	$1,385

Direct Hire Fees. The primary drivers of Direct Hire fees are the number of placements and the average placement fee. Direct Hire fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.
Direct Hire revenues increased 24.7% during the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily driven by increased demand for our Direct Hire services. We expect Direct Hire revenues to remain fairly stable to moderate growth for the remainder of 2015 as compared to 2014.
Total placements for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014
Tech	330	28.4%	257
FA	539	(0.7)%	543
Total placements	869	8.6%	800
The average fee per placement for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014
Tech	$15,785	1.0%	$15,621
FA	12,760	22.0%	10,457
Total average placement fee	$13,909	14.8%	$12,116
The increase in Direct Hire revenues for the three months ended March 31, 2015 compared to the same period in 2014 was $2.4 million, composed of a $1.6 million increase in rate and a $0.8 million increase in volume.
Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontractor costs) from net Flex service revenues. In addition, consistent with industry practices, gross profit dollars from Direct Hire fees are equal to revenues, because there are generally no direct costs associated with such revenues.
The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three months ended March 31:

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014
Tech	28.2%	0.7%	28.0%
FA	35.2%	1.1%	34.8%
GS	34.1%	17.6%	29.0%
Total gross profit percentage	30.3%	2.4%	29.6%
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

The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three months ended March 31:

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014
Tech	26.4%	(0.4)%	26.5%
FA	28.4%	—%	28.4%
GS	34.1%	17.6%	29.0%
Total Flex gross profit percentage	27.5%	1.5%	27.1%
The increase in Flex gross profit for the three months ended March 31, 2015 compared to the same period in 2014 was $8.8 million, composed of a $7.6 million increase in volume and a $1.2 million increase in rate.
During the three months ended March 31, 2015, Flex gross profit percentage increased 40 basis points as compared to the same period in 2014. The increase during the three months ended March 31, 2015 was primarily driven by a reduced impact of the employment tax resets as compared to 2014. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We anticipate that Flex gross profit margins will remain stable for the remainder of 2015 as compared to 2014.
Selling, General and Administrative (“SG&A”) Expenses. For the three months ended March 31, 2015, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 82.8% as compared to 84.6% for the comparable period in 2014. Commissions and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$68,171	21.8%	$62,377	22.1%
Other	14,181	4.5%	11,360	4.0%
Total SG&A	$82,352	26.3%	$73,737	26.1%
SG&A as a percentage of net service revenues increased 20 basis points for the three months ended March 31, 2015 as compared to the same period in 2014. This was primarily attributable to the following:

•
A decrease in compensation, commissions, payroll taxes and benefits cost of 0.3% of net service revenues, which was primarily a result of a reduction in compensation expense resulting from decreased salaries and wages.

•	An increase in professional fees of 0.4% of net service revenues due to an increase in corporate activities.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2015	Increase (Decrease)	2014
Fixed asset depreciation	$1,289	11.6%	$1,155
Capital lease asset depreciation	296	0.7%	294
Capitalized software amortization	620	(17.1)%	748
Intangible asset amortization	192	20.8%	159
Total depreciation and amortization	$2,397	1.7%	$2,356
Other Expense, Net. Other expense, net was $0.5 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, and consisted primarily of interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) for the three months ended March 31, 2015 and 2014 was 39.3% and 38.1%, respectively. There were no individual items during the first quarter of 2015 or 2014 that had a material impact on Kforce’s effective rate.
Income from Discontinued Operations, Net of Income Taxes. Discontinued operations include the consolidated income and expenses of HIM. Income tax expense as a percentage of income from discontinued operations, before income taxes, for the three months ended March 31, 2014 was 39.3%.

Adjusted EBITDA and Adjusted EBITDA Per Share. "Adjusted EBITDA and Adjusted EBITDA Per Share", a non-GAAP financial measure, is defined by Kforce as earnings, in total and on a per share basis, before discontinued operations, non-cash impairment charges, interest, income taxes, depreciation and amortization and stock-based compensation expense. Adjusted EBITDA and Adjusted EBITDA Per Share should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share. Adjusted EBITDA and Adjusted EBITDA Per Share is a key measure used by management to evaluate our operations, including our ability to generate cash flows and, consequently, management believes this is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA and Adjusted EBITDA Per Share, as presented, may not be comparable to similarly titled measures of other companies.
Some of the items that are excluded also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash, that may have previously spent with respect to the asset. In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest. We encourage you to evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents Adjusted EBITDA and Adjusted EBITDA Per Share results and includes a reconciliation of Adjusted EBITDA to net income and Adjusted Earnings Per Share to Earnings Per Share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	Per Share	2014	Per Share
Net income	$5,785	$0.20	$6,249	$0.19
Income from discontinued operations, net of income taxes	—	—	1,860	0.06
Income from continuing operations	$5,785	$0.20	$4,389	$0.13
Depreciation and amortization	2,397	0.08	2,356	0.07
Stock-based compensation expense	1,291	0.05	766	0.02
Interest expense and other	516	0.02	351	0.01
Income tax expense	3,753	0.13	2,707	0.09
Adjusted EBITDA	$13,742	$0.48	$10,569	$0.32
Weighted average shares outstanding - basic	28,276		32,969
Weighted average shares outstanding - diluted	28,475		33,168

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing credit facility. At March 31, 2015, Kforce had $130.8 million in working capital compared to $130.2 million at December 31, 2014. Kforce’s current ratio (current assets divided by current liabilities) was 2.4 at March 31, 2015 and 2.4 at December 31, 2014.
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our dividend program; (3) repurchasing our common stock; (4) maintaining an appropriate outstanding balance on our credit facility; (5) investing in our infrastructure to allow sustainable growth via capital expenditures; and (6) making strategic acquisitions.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$11,408	$5,939
Investing activities	(1,389)	(1,041)
Financing activities	(9,329)	(4,957)
Net increase (decrease) in cash and cash equivalents	$690	$(59)
Discontinued Operations
As was previously discussed, Kforce divested of HIM on August 4, 2014. The accompanying Unaudited Condensed Consolidated Statements of Cash Flows have been presented on a combined basis (continuing operations and discontinued operations) for the quarter ended March 31, 2014. Cash flows provided by discontinued operations for all prior periods were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, and stock-based compensation. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities the increase in cash provided by operating activities during the three months ended March 31, 2015 as compared to the same period in 2014 is a result of the timing of collections of accounts receivable.

Investing Activities
Capital expenditures for the three months ended March 31, 2015 and 2014 were $1.4 million and $1.2 million, respectively, which exclude equipment acquired under capital leases.
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
Financing Activities
During the three months ended March 31, 2015, the Firm paid cash for repurchases of common stock totaling $8.5 million, which was composed of approximately $7.8 million of open market common stock repurchases and $0.7 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards.
During the three months ended March 31, 2015, Kforce declared and paid cash dividends of $3.1 million, or $0.11 per share. Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to our March 2015 dividend of $0.11 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, our financial performance and our legal ability to pay dividends.
Credit Facility
On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. This was amended on March 30, 2012 through the execution of a Consent and First Amendment, on December 27, 2013 through the execution of a Second Amendment and Joinder, and further amended on December 23, 2014 through the execution of a Third Amendment (as amended to date, the "Credit Facility") resulting in a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility (exclusive of the accordion option) are limited to: (a) a revolving Credit Facility of up to $170.0 million (the “Revolving Loan Amount”) and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit.
Available borrowings under the Credit Facility are limited to 85% of the net amount of eligible accounts receivable, plus 85% of the net amount of eligible unbilled accounts receivable, plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves; provided, that the Firm may, subject to certain conditions, elect to increase the available borrowing limitation based on a percentage of the appraised fair market value of the Firm's corporate headquarters property and/or an additional percentage of net eligible accounts receivable, net eligible unbilled accounts receivable and net eligible employee placement accounts. Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm, excluding the real estate located at the Firm's corporate headquarters in Tampa, Florida, unless the eligible real estate conditions are met. Outstanding borrowings under the Revolving Loan Amount bear interest at a rate of: (a) LIBOR plus an applicable margin based on various factors; or (b) the higher of: (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) LIBOR plus 1.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid on a monthly basis equal to (a) if the average daily aggregate revolver outstanding are less than 35% of the amount of the commitments, 0.35% or (b) if the average daily aggregate revolver outstanding are greater than 35% of the amount of the commitments, 0.25% times the amount by which the maximum revolver amount exceeded the sum of the average daily aggregate revolver outstanding, during the immediately preceding month or shorter period if calculated for the first month hereafter or on the termination date.

Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility or $11 million. Our ability to make distributions or repurchase equity securities could be limited if the Firm's availability is less than the greater of 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility or $20.6 million. Kforce had availability under the Credit Facility of $38.0 million as of March 31, 2015; therefore, the minimum fixed charge coverage ratio was not applicable and our ability to make distributions or repurchase equity securities was not restricted. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, and could limit our ability to make distributions or repurchase equity securities. Kforce believes the likelihood of default is remote. The Credit Facility expires December 23, 2019.
As of March 31, 2015, $94.3 million was outstanding under the Credit Facility. During the three months ended March 31, 2015, maximum outstanding borrowings under the Credit Facility were $109.5 million. As of April 27, 2015, $85.7 million was outstanding and $46.6 million was available under the Credit Facility.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At March 31, 2015, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.1 million, and for facility lease deposits totaling $0.5 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.
Stock Repurchases
As of December 31, 2014, $29.7 million of the Board-authorized common stock repurchase program remained available for future repurchases. During the three months ended March 31, 2015, Kforce repurchased approximately 275 thousand shares of common stock on the open market at a total cost of approximately $6.4 million. As of March 31, 2015, $23.2 million remained available for future repurchases.

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
As of March 31, 2015, we had $94.3 million outstanding under our Credit Facility and our weighted average effective interest rate on our Credit Facility was 1.5%. A hypothetical 10% increase in interest rates in effect at March 31, 2015 would increase Kforce's annual interest expense by $0.1 million.
We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented less than 2% of net service revenues for the three months ended March 31, 2015, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact that currency fluctuations could have on our operations going forward.
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our unaudited condensed consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our unaudited condensed consolidated financial position, results of operations, or cash flows. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, except where otherwise noted, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our unaudited condensed consolidated financial statements.
On February 19, 2014, the United States District Court for the Middle District of Florida unsealed a qui tam complaint that had been filed by a terminated former employee in June of 2013. The complaint was filed against Kforce and Kforce Government Solutions Inc., was captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, and was amended on April 14, 2014. The amended complaint alleges False Claims Act and federal and state whistleblower statute violations and certain accounting irregularities, as well as employment law and defamation claims. On June 13, 2014, the defendants filed a motion to dismiss the complaint. On October 8, 2014, the United States government filed a notice of its election to decline to intervene in the case. On November 10, 2014, the court granted the defendants’ motion to dismiss all federal claims with prejudice, and also dismissed the state law claims without prejudice for lack of jurisdiction. Mr. Turner appealed the court’s ruling to the United States Court of Appeals for the Eleventh Circuit. Mr. Turner's claims were subsequently resolved and his appeal is expected to be dismissed.
Item 1A.     Risk Factors.
There are no material changes in the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	233,808	$23.46	206,607	$24,833,875
February 1, 2015 to February 28, 2015	68,228	$23.41	68,228	$23,236,512
March 1, 2015 to March 31, 2015	—	$—	—	$23,236,512
Total	302,036	$23.45	274,835	$23,236,512

(1)	Includes 27,201 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period January 1, 2015 through January 31, 2015.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: April 30, 2015	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2015	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)