Form 10-Q
period 2015-06-30
KFORCE INC
filed 2015-08-05
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 31, 2015 was 29,237,933.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2015
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our beliefs regarding potential government actions, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of candidates for temporary employment or the Firm's ability to attract candidates, the success of the Firm in attracting and retaining revenue-generating headcount, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net service revenues	$337,353	$302,758	$649,964	$584,782
Direct costs of services	231,315	208,372	449,186	406,870
Gross profit	106,038	94,386	200,778	177,912
Selling, general and administrative expenses	83,195	78,391	165,547	152,128
Depreciation and amortization	2,426	2,393	4,823	4,749
Income from operations	20,417	13,602	30,408	21,035
Other expense, net	991	470	1,444	807
Income from continuing operations, before income taxes	19,426	13,132	28,964	20,228
Income tax expense	7,833	5,179	11,586	7,886
Income from continuing operations	11,593	7,953	17,378	12,342
Income from discontinued operations, net of income taxes	—	2,750	—	4,610
Net income	11,593	10,703	17,378	16,952
Other comprehensive income (loss):
Defined benefit pension and post-retirement plans, net of tax	1	2	2	(33)
Comprehensive income	$11,594	$10,705	$17,380	$16,919
Earnings per share – basic:
From continuing operations	$0.41	$0.24	$0.62	$0.38
From discontinued operations	$—	$0.09	$—	$0.14
Earnings per share – basic	$0.41	$0.33	$0.62	$0.52
Earnings per share – diluted:
From continuing operations	$0.41	$0.24	$0.61	$0.37
From discontinued operations	$—	$0.09	$—	$0.14
Earnings per share – diluted	$0.41	$0.33	$0.61	$0.51

Weighted average shares outstanding – basic	28,134	32,481	28,204	32,729
Weighted average shares outstanding – diluted	28,337	32,710	28,407	32,944

Dividends declared per share	$0.11	$0.10	$0.22	$0.20
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,651	$1,238
Trade receivables, net of allowances of $2,533 and $2,040, respectively	215,283	204,710
Income tax refund receivable	1,994	3,311
Deferred tax assets, net	4,363	4,980
Prepaid expenses and other current assets	10,374	10,170
Total current assets	233,665	224,409
Fixed assets, net	35,635	35,330
Other assets, net	30,314	30,349
Deferred tax assets, net	22,202	22,855
Intangible assets, net	4,628	5,011
Goodwill	45,968	45,968
Total assets	$372,412	$363,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$40,625	$38,104
Accrued payroll costs	55,746	52,208
Other current liabilities	803	986
Income taxes payable	3,626	2,885
Total current liabilities	100,800	94,183
Long-term debt – credit facility	93,621	93,333
Long-term debt – other	524	562
Other long-term liabilities	39,233	36,456
Total liabilities	234,178	224,534
Commitments and contingencies (see Note C)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 70,548 and 70,029 issued, respectively	705	700
Additional paid-in capital	416,699	412,642
Accumulated other comprehensive loss	(369)	(371)
Retained earnings	136,275	125,378
Treasury stock, at cost; 41,316 and 40,616 shares, respectively	(415,076)	(398,961)
Total stockholders’ equity	138,234	139,388
Total liabilities and stockholders’ equity	$372,412	$363,922
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Six Months Ended June 30, 2015
Common stock – shares:
Shares at beginning of period	70,029
Issuance for stock-based compensation and dividends, net of forfeitures	487
Exercise of stock options	32
Shares at end of period	70,548
Common stock – par value:
Balance at beginning of period	$700
Issuance for stock-based compensation and dividends, net of forfeitures	5
Exercise of stock options	0
Balance at end of period	$705
Additional paid-in capital:
Balance at beginning of period	$412,642
Issuance for stock-based compensation and dividends, net of forfeitures	274
Exercise of stock options	381
Income tax benefit from stock-based compensation	311
Stock-based compensation expense	2,913
Employee stock purchase plan	178
Balance at end of period	$416,699
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$(371)
Pension plans, net of tax	2
Balance at end of period	$(369)
Retained earnings:
Balance at beginning of period	$125,378
Net income	17,378
Dividends, net of forfeitures ($0.22 per share)	(6,481)
Balance at end of period	$136,275
Treasury stock – shares:
Shares at beginning of period	40,616
Repurchases of common stock	714
Employee stock purchase plan	(14)
Shares at end of period	41,316
Treasury stock – cost:
Balance at beginning of period	$(398,961)
Repurchases of common stock	(16,253)
Employee stock purchase plan	138
Balance at end of period	$(415,076)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$17,378	$16,952
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	1,270	1,752
Provision for bad debts on accounts receivable	1,403	921
Depreciation and amortization	4,828	4,763
Stock-based compensation expense	2,913	1,404
Pension and post-retirement benefit plans expense	968	932
Amortization of deferred financing costs	61	(135)
Excess tax benefit attributable to stock-based compensation	(311)	(33)
Deferred compensation liability increase, net	664	968
Gain on cash surrender value of Company-owned life insurance	(529)	(918)
Gain from Company-owned life insurance proceeds	—	(849)
Contingent consideration liability remeasurement	524	—
Other	63	—
(Increase) decrease in operating assets
Trade receivables, net	(11,977)	(22,781)
Income tax refund receivable	1,317	3,190
Prepaid expenses and other current assets	(205)	(1,709)
Other assets, net	(260)	77
Increase in operating liabilities
Accounts payable and other current liabilities	2,368	1,948
Accrued payroll costs	3,854	3,184
Income taxes payable	1,052	2,402
Other long-term liabilities	622	71
Cash provided by operating activities	26,003	12,139
Cash flows from investing activities:
Capital expenditures	(3,604)	(3,099)
Proceeds from the disposition of assets held within the Rabbi Trust	445	1,373
Purchase of assets held within the Rabbi Trust	(481)	(1,400)
Proceeds from Company-owned life insurance	—	1,037
Cash used in investing activities	(3,640)	(2,089)
Cash flows from financing activities:
Proceeds from bank line of credit	316,481	315,569
Payments on bank line of credit	(316,193)	(296,429)
Payments of capital expenditure financing	(630)	(646)
Short-term vendor financing	1,579	(320)
Proceeds from exercise of stock options	381	702
Excess tax benefit attributable to stock-based compensation	311	33
Payment of loan financing fees	—	(35)
Repurchases of common stock	(17,678)	(21,984)
Cash dividend	(6,201)	(6,519)
Cash used in financing activities	(21,950)	(9,629)
Change in cash and cash equivalents	413	421
Cash and cash equivalents at beginning of period	1,238	875
Cash and cash equivalents at end of period	$1,651	$1,296
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
Organization and Nature of Operations
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States. Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for both the three and six months ended June 30, 2015 and 2014 and are included in our Tech segment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2015, our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from our audited Consolidated Balance Sheet as of December 31, 2014, as presented in our 2014 Annual Report on Form 10-K.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts, fallouts and other accounts receivable reserves; accounting for goodwill and identifiable intangible assets; self-insured liabilities for workers’ compensation and health insurance; stock-based compensation; obligations for pension plans; accounting for income taxes and expected annual commission rates. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $300 thousand in claims annually. Additionally, for all claim amounts exceeding $300 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $450 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported (“IBNR”) claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
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
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$11,593	$7,953	$17,378	$12,342
Income from discontinued operations, net of tax	—	2,750	—	4,610
Net income	$11,593	$10,703	$17,378	$16,952
Denominator:
Weighted average shares outstanding – basic	28,134	32,481	28,204	32,729
Common stock equivalents	203	229	203	215
Weighted average shares outstanding – diluted	28,337	32,710	28,407	32,944
Earnings per share – basic:
From continuing operations	$0.41	$0.24	$0.62	$0.38
From discontinued operations	—	0.09	—	0.14
Earnings per share – basic	$0.41	$0.33	$0.62	$0.52
Earnings per share – diluted:
From continuing operations	$0.41	$0.24	$0.61	$0.37
From discontinued operations	—	0.09	—	0.14
Earnings per share – diluted	$0.41	$0.33	$0.61	$0.51
For both the three and six months ended June 30, 2015 and 2014, there were inconsequential common stock equivalents excluded from the weighted average diluted commons shares based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.

Dividends
Kforce’s Board of Directors (“Board”) may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of forfeitable restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price on the record date. Such additional shares have the same vesting terms and conditions as the outstanding and unvested restricted stock. The following summarizes the dividends declared for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Dividends declared per share	$0.11	$0.10	$0.22	$0.20
Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to our June 2015 dividend of $0.11 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, our financial performance and our legal ability to pay dividends.
New Accounting Standards
In April 2015, the FASB issued authoritative guidance regarding a customer's accounting for fees paid in a cloud computing arrangement. This guidance is to be applied for annual periods beginning after December 15, 2015 and interim periods within those annual periods, and early adoption is permitted. Kforce elected not to adopt this standard early. Kforce does not anticipate a material impact to the consolidated financial statements upon adoption.
In April 2015, the FASB issued authoritative guidance requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of the debt liability, similar to debt discounts. The guidance is to be applied for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, and early adoption is permitted. Kforce elected not to adopt this standard early. Kforce does not anticipate a material impact to the consolidated financial statements upon adoption.
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The one year deferral results in the guidance being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and entities are not permitted to adopt the standard earlier than the original effective date. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method. Kforce is currently evaluating the potential impact of the accounting and disclosure requirements on the consolidated financial statements; we do not currently anticipate a material impact to the consolidated financial statements upon adoption.
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

In accordance with and defined within the SPA, Kforce is obligated to indemnify the Purchaser for certain losses, as defined, in excess of $1.19 million, although this deductible does not apply to certain specified losses. Kforce’s obligations under the indemnification provisions of the SPA will, with the exception of certain items, cease 12 months after the sale closed and are limited to an aggregate of $8.925 million, although these time and monetary caps do not apply to certain specified losses. While it cannot be certain, Kforce believes any material exposure under the indemnification provisions is remote and, as a result, has not recorded a liability as of June 30, 2015.
The total financial results of HIM have been presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The following summarizes the revenues and pretax profits of HIM for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net service revenues	$24,659	$47,947
Income from discontinued operations, before income taxes	$4,530	$7,595
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
The appeal by William Turner in the proceeding captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2015 (filed with the SEC on April 30, 2015), was dismissed with prejudice on May 14, 2015 by the United States Court of Appeals for the Eleventh Circuit.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2015 would be approximately $41.2 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $19.2 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
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
For the three and six months ended June 30, 2015, net periodic benefit cost was $66 thousand and $132 thousand, respectively. For the three and six months ended June 30, 2014, net periodic benefit cost was $67 thousand and $131 thousand, respectively. The net periodic benefit cost recognized for the three and six months ended June 30, 2015 was based upon the actuarial valuation as of the beginning of the year, which utilized the assumptions noted in our 2014 Annual Report on Form 10-K.
As of June 30, 2015 and December 31, 2014, the projected benefit obligation associated with our Foreign Pension Plan was $1.8 million and $1.6 million, respectively, which is classified in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the Foreign Pension Plan and, as a result, no contributions were made to the Foreign Pension Plan during the six months ended June 30, 2015. Kforce does not currently anticipate funding the Foreign Pension Plan during the year ending December 31, 2015.
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
The following represents the components of net periodic benefit cost for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$330	$291	$660	$582
Interest cost	96	73	192	147
Net periodic benefit cost	$426	$364	$852	$729
The net periodic benefit cost recognized for the three and six months ended June 30, 2015 was based upon the actuarial valuation as of the beginning of the year, which utilized the assumptions noted in our 2014 Annual Report on Form 10-K.

The present value of the projected benefit obligation as of June 30, 2015 and December 31, 2014 was $11.1 million and $10.2 million, respectively, and is recorded in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2015. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2015.
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
During the three months ended March 31, 2014, Kforce made a lump sum payment of $0.6 million to a participant in the SERHP in order to settle all future benefit payments due under the SERHP, resulting in a settlement gain of $0.1 million. Additionally, during September 2014, Kforce made lump sum payments to all remaining participants in the SERHP in order to terminate the SERHP and to settle all future benefit payments due under the SERHP. This termination effectively removed Kforce’s related post-retirement benefit obligation.
The net periodic post-retirement benefit cost for the three and six months ended June 30, 2014 was $84 thousand and $46 thousand, respectively.
As a result of the settlement with the remaining participants during September 2014, there was no accumulated post-retirement benefit obligation liability as of June 30, 2015 and December 31, 2014.
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
The underlying investments within Kforce's deferred compensation plan have included money market funds, which are held within the Rabbi Trust. These money market fund assets are measured on a recurring basis and are recorded at fair value based on each fund's quoted market value per share in an active market, which is considered a Level 1 input.
The carrying value of the outstanding borrowings under the credit facility approximates its fair value as it is based on a variable rate that changes based on market conditions. The inputs used to calculate the fair value of the credit facility are considered to be Level 2 inputs.
The contingent consideration liability, which is related to a non-significant acquisition of a business within our GS reporting segment in the fourth quarter of 2014, is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. The remeasurements to fair value are recorded in Other expense, net within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The contingent consideration liability is recorded in Other long-term liabilities within the Unaudited Condensed Consolidated Balance Sheet.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2015. The estimated fair values on Kforce’s financial statements as of June 30, 2015 and December 31, 2014 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2015
Recurring basis:
Contingent consideration liability	$(1,001)	$—	$—	$(1,001)
Money market funds	$36	$36	$—	$—
As of December 31, 2014
Recurring basis:
Contingent consideration liability	$(477)	$—	$—	$(477)
Money market funds	$—	$—	$—	$—
Note F - Stock Incentive Plans
On April 5, 2013, the shareholders approved the 2013 Stock Incentive Plan ("2013 Plan") and the aggregate number of shares of common stock that are subject to awards under the 2013 Plan, subject to adjustment upon a change in capitalization, is 4.0 million. On June 20, 2006, the shareholders approved the 2006 Stock Incentive Plan ("2006 Plan") and, as amended, the aggregate number of shares of common stock that are subject to awards under the 2006 Plan is 7.9 million.
The 2013 Plan and 2006 Plan allow for the issuance of stock options, stock appreciation rights, restricted stock and common stock, subject to share availability. Vesting of equity instruments is determined on a grant-by-grant basis. Options expire at the end of 10 years from the date of grant, and Kforce issues new shares upon exercise of options.
The 2013 Plan terminates on April 5, 2023 and the 2006 Plan terminates on April 28, 2016. The Incentive Stock Option Plan expired in 2005.
During the three months ended June 30, 2015 and 2014, Kforce recognized total stock-based compensation expense of $1.6 million and $0.6 million, respectively. During the six months ended June 30, 2015 and 2014, Kforce recognized total stock-based compensation expense of $2.9 million and $1.4 million, respectively. During the three months ended June 30, 2015 and 2014, Kforce recognized stock-based compensation expense from continuing operations of $1.6 million and $0.6 million, respectively. During the six months ended June 30, 2015 and 2014, Kforce recognized stock-based compensation expense from continuing operations of $2.9 million and $1.4 million, respectively.
Stock Options
The following table presents the activity under each of the stock incentive plans discussed above for the six months ended June 30, 2015 (in thousands, except per share amounts):

	Incentive Stock Option Plan	2006 Plan	Total	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised
Outstanding and Exercisable as of December 31, 2014	22	35	57	$11.69
Exercised	(22)	(10)	(32)	$11.78	$359
Outstanding and Exercisable as of June 30, 2015	—	25	25	$11.58
No compensation expense was recorded during the six months ended June 30, 2015 or 2014 as a result of the grant date fair value having been fully amortized as of December 31, 2009.

Restricted Stock
Kforce's annual restricted stock grants made to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as determined by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain executives and management. Restricted stock granted during the six months ended June 30, 2015 will vest over a period of between one to ten years, with equal vesting annually.
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
Restricted stock contain the same voting rights as other common stock and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to forfeitable dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the six months ended June 30, 2015 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2014	982	$18.55
Granted	519	$23.83
Forfeited/Canceled	(32)	$19.43
Vested	(107)	$17.52	$2,509
Outstanding as of June 30, 2015	1,362	$20.61
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of June 30, 2015, total unrecognized compensation expense related to restricted stock was $20.7 million, which will be recognized over a weighted average remaining period of 4.7 years.
Note G - Goodwill and Intangible Assets
The following table sets forth the activity in goodwill and other intangible assets during the six months ended June 30, 2015 (in thousands):

	Goodwill	Intangible Assets, Net
Balance as of December 31, 2014	$45,968	$5,011
Amortization of intangible assets	—	(383)
Balance as of June 30, 2015	$45,968	$4,628
As of June 30, 2015 and December 31, 2014, intangible assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets consisted of $2.4 million and $2.8 million, respectively, of definite-lived intangible assets including customer relationships, customer contracts, technology and other and $2.2 million of an indefinite-lived intangible asset including a trade name and trademark.

As of June 30, 2015 and December 31, 2014, accumulated amortization for intangible assets was $26.2 million and $25.8 million, respectively. The following table presents the estimated amortization expense for intangibles over the next five years and thereafter (in thousands):

Remainder of 2015	$383
2016	589
2017	341
2018	341
2019	330
Thereafter	402
Total	$2,386
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
Historically, and for the three and six months ended June 30, 2015 and 2014, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Technology	Finance and Accounting	Government Solutions	Total
Three Months Ended June 30,
2015
Net service revenues:
Flexible billings	$225,873	$72,773	$24,264	$322,910
Direct Hire fees	6,291	8,152	—	14,443
Total net service revenues	$232,164	$80,925	$24,264	$337,353
Gross profit	$68,637	$29,830	$7,571	$106,038
Operating expenses				86,612
Income from continuing operations, before income taxes				$19,426
2014
Net service revenues:
Flexible billings	$206,165	$60,057	$23,946	$290,168
Direct Hire fees	5,036	7,554	—	12,590
Total net service revenues	$211,201	$67,611	$23,946	$302,758
Gross profit	$61,564	$25,492	$7,330	$94,386
Operating expenses				81,254
Income from continuing operations, before income taxes				$13,132
Six Months Ended June 30,
2015
Net service revenues:
Flexible billings	$434,311	$138,967	$50,164	$623,442
Direct Hire fees	11,492	15,030	—	26,522
Total net service revenues	$445,803	$153,997	$50,164	$649,964
Gross profit	$128,854	$55,519	$16,405	$200,778
Operating expenses				171,814
Income from continuing operations, before income taxes				$28,964
2014
Net service revenues:
Flexible billings	$398,628	$117,157	$46,717	$562,502
Direct Hire fees	9,044	13,236	—	22,280
Total net service revenues	$407,672	$130,393	$46,717	$584,782
Gross profit	$116,619	$47,368	$13,925	$177,912
Operating expenses				157,684
Income from continuing operations, before income taxes				$20,228

Note I - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Deferred compensation plan	$23,756	$22,425
Supplemental executive retirement plan	11,050	10,197
Other	4,427	3,834
	$39,233	$36,456
Note J - Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Cash paid during the period for:
Income taxes, net	$7,971	$3,660
Interest, net	$807	$639
Non-Cash Transaction Information:
Employee stock purchase plan	$316	$370
Equipment acquired under capital leases	$398	$72

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2015.

•
Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•
Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three and six months ended June 30, 2015 and 2014, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•
Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases, contractual obligations and commitments and the impact of changes in interest rates on our business.

Effective August 3, 2014, Kforce divested its HIM segment through a sale of all of the issued and outstanding stock of KHI. See Note B – “Discontinued Operations” to the unaudited condensed consolidated financial statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2014 include activity relating to HIM as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to HIM, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2015, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the six months ended June 30, 2015 increased 11.1% to $650.0 million from $584.8 million in the comparable period in 2014.

•	Flex revenues for the six months ended June 30, 2015 increased 10.8% to $623.4 million from $562.5 million in the comparable period in 2014.

•	Direct Hire revenues for the six months ended June 30, 2015 increased 19.0% to $26.5 million from $22.3 million in the comparable period in 2014.

•
Flex gross profit margin for the six months ended June 30, 2015 increased 30 basis points to 28.0% from 27.7% in the comparable period in 2014. Flex gross profit margin remained flat for both Tech and FA, and increased 290 basis points for GS.

•	Selling, general and administrative ("SG&A") expenses as a percentage of revenues for the six months ended June 30, 2015 decreased to 25.5% from 26.0% in the comparable period in 2014.

•
Income from continuing operations of $17.4 million for the six months ended June 30, 2015 increased $5.1 million compared with income from continuing operations of $12.3 million in the comparable period in 2014.

•	Net income of $17.4 million for the six months ended June 30, 2015 increased $0.4 million from net income of $17.0 million in the comparable period in 2014.

•	Diluted earnings per share from continuing operations for the six months ended June 30, 2015 increased to $0.61 from $0.37 per share in the comparable period in 2014.

•	During the six months ended June 30, 2015, Kforce repurchased 687 thousand shares of common stock on the open market at a total cost of approximately $15.6 million.

•	The Firm declared and paid two quarterly dividends of $0.11 per share during the six months ended June 30, 2015, resulting in a payout in cash of $6.2 million.

•	The total amount outstanding under the credit facility increased $0.3 million to $93.6 million as of June 30, 2015 as compared to $93.3 million as of December 31, 2014.

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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2015 and 2014
Net service revenues for the three and six months ended June 30, 2015 were $337.4 million and $650.0 million, respectively, which represents an increase of 11.4% and 11.1%, respectively, over the comparable periods in 2014. The increase was composed of increases of 9.9% and 9.4% in our Tech segment (which represents 68.6% of total net service revenues for the six months ended June 30, 2015), 19.7% and 18.1% in our FA segment (which represents 23.7% of total net service revenues for the six months ended June 30, 2015) and 1.3% and 7.4% in our GS segment (which represents 7.7% of total net service revenues for the six months ended June 30, 2015) for the three and six months ended June 30, 2015, over the comparable periods in 2014. Flex revenues increased 11.3% and 10.8% for the three and six months ended June 30, 2015, over the comparable periods in 2014. Direct Hire revenues increased 14.7% and 19.0% for the three and six months ended June 30, 2015, over the comparable periods in 2014.
Flex gross profit margin increased 20 basis points to 28.4% for the three months ended June 30, 2015, as compared to 28.2% for the comparable period in 2014, and increased 30 basis points to 28.0% for the six months ended June 30, 2015, as compared to 27.7% for the comparable period in 2014. The increases are due primarily to a reduction in benefit costs and a more favorable payroll tax environment as compared to 2014. SG&A expenses as a percentage of net service revenues were 24.7% and 25.5% for the three and six months ended June 30, 2015, respectively, as compared to 25.9% and 26.0% for the comparable periods in 2014. The decrease in SG&A expenses as a percentage of net service revenues was driven by a decrease in compensation, commission, payroll taxes and benefit related costs, partially offset by an increase in corporate activities. Kforce expects to continue to manage its SG&A diligently as its net service revenues grow.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2015, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The unemployment rate was at 5.3% as of June 2015, and non-farm payroll expanded by approximately 664 thousand jobs in the period April through June 2015. The college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy and candidate profile, was at 2.5% in June 2015. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape and geo-political risk will continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. The penetration rate (the percentage of temporary staffing to total employment) continues to grow and in June 2015 was at 2.05%. If the penetration rate of temporary staffing experiences growth in the coming months and years, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (1) executing a realignment plan to streamline our leadership and revenue-enabling personnel in an effort to better align a higher percentage of roles closer to the customer; (2) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (3) increasing revenue-generating headcount to capitalize on targeted growth opportunities; (4) further optimizing our NRC team in support of our field operations; (5) upgrading our corporate systems; (6) focusing on process improvements and (7) divesting of HIM, which we considered a non-core business. We believe our realigned field operations and revenue-enabling operations models provide a competitive advantage for us and are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S., are also a key contributor to our long-term financial stability. We believe the divestiture of HIM provides us the opportunity to further dedicate our resources to exclusively providing technology and finance and accounting talent in the commercial and government markets through our staffing organization and Kforce Government Solutions Inc., our government solutions provider.
Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Service Revenues by Segment:
Tech	68.8%	69.8%	68.6%	69.7%
FA	24.0	22.3	23.7	22.3
GS	7.2	7.9	7.7	8.0
Net service revenues	100.0%	100.0%	100.0%	100.0%
Revenues by Type:
Flex	95.7%	95.8%	95.9%	96.2%
Direct Hire	4.3	4.2	4.1	3.8
Net service revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	31.4%	31.2%	30.9%	30.4%
Selling, general and administrative expenses	24.7%	25.9%	25.5%	26.0%
Depreciation and amortization	0.7%	0.8%	0.7%	0.8%
Income from continuing operations, before income taxes	5.8%	4.3%	4.5%	3.5%
Income from continuing operations	3.4%	2.6%	2.7%	2.1%
Net income	3.4%	3.5%	2.7%	2.9%

The following table details net service revenues for Flex and Direct Hire by segment and changes from the prior period for the three and six months ended June 30 (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech
Flex	$225,873	9.6%	$206,165	$434,311	9.0%	$398,628
Direct Hire	6,291	24.9%	5,036	11,492	27.1%	9,044
Total Tech	$232,164	9.9%	$211,201	$445,803	9.4%	$407,672
FA
Flex	$72,773	21.2%	$60,057	$138,967	18.6%	$117,157
Direct Hire	8,152	7.9%	7,554	15,030	13.6%	13,236
Total FA	$80,925	19.7%	$67,611	$153,997	18.1%	$130,393
GS
Flex	$24,264	1.3%	$23,946	$50,164	7.4%	$46,717
Total GS	$24,264	1.3%	$23,946	$50,164	7.4%	$46,717

Total Flex	$322,910	11.3%	$290,168	$623,442	10.8%	$562,502
Total Direct Hire	14,443	14.7%	12,590	26,522	19.0%	22,280
Total Net Service Revenues	$337,353	11.4%	$302,758	$649,964	11.1%	$584,782

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended June 30, 2015 and 2014, there were 64 billing days each.
Flex revenues for our largest segment, Tech, experienced growth during the three and six months ended June 30, 2015 of 9.6% and 9.0% as compared to the same periods in 2014. An April 2015 report published by SIA provided an expectation that temporary technology staffing could experience growth of 7% for 2015 and an additional 6% in 2016, which we believe is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and an increasing influence of technology in business driving up the overall demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in strong future growth in our Tech segment. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue-generating headcount added in the last few years.
Our FA segment experienced an increase of 21.2% and 18.6% in Flex revenues during the three and six months ended June 30, 2015, as compared to the same periods in 2014. In its April 2015 update, SIA provided an expectation that finance and accounting staffing could experience growth of 7% in 2015 and an additional 6% in 2016. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue-generating headcount added in the last few years.
Our GS segment experienced an increase of 1.3% and 7.4% in Flex revenues during the three and six months ended June 30, 2015, as compared to the same periods in 2014. The increase relates to new business and expansion of revenues with existing customers. While there remains continued uncertainty within this segment and the government environment, we expect near-term revenues to be fairly stable.

The following table details total Flex hours for our Tech and FA segments and percentage changes over the prior period for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	3,320	11.6%	2,976	6,394	9.9%	5,817
FA	2,215	19.3%	1,856	4,214	16.9%	3,604
Total hours	5,535	14.5%	4,832	10,608	12.6%	9,421
As the GS segment primarily provides solutions-based services as compared to staffing services, Flex hours are not presented above.
The increase in Flex revenues for Tech for the three months ended June 30, 2015, compared to the same period in 2014, was $19.7 million, composed of a $23.7 million increase in volume, a $0.1 million increase from the impact of billable expenses and a $4.1 million decrease in bill rate. The increase in Flex revenues for Tech for the six months ended June 30, 2015, compared to the same period in 2014, was $35.7 million, composed of a $39.4 million increase in volume, a $0.4 million increase from the impact of billable expenses and a $4.1 million decrease in bill rate. The increase in Flex revenues for FA for the three months ended June 30, 2015, compared to the same period in 2014, was $12.7 million, composed of an $11.6 million increase in volume and a $1.1 million increase in bill rate. The increase in Flex revenues for FA for the six months ended June 30, 2015, compared to the same period in 2014, was $21.8 million, composed of an $19.8 million increase in volume and a $2.0 million increase in bill rate.
The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to increases or decreases in project-based work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	$1,615	7.5%	$1,502	$3,125	15.7%	$2,702
FA	70	(12.5)%	80	141	(5.4)%	149
GS	127	(16.4)%	152	226	(15.7)%	268
Total billable expenses	$1,812	4.5%	$1,734	$3,492	12.0%	$3,119
Direct Hire Fees. The primary drivers of Direct Hire fees are the number of placements and the average placement fee. Direct Hire fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.
Direct Hire revenues increased 14.7% and 19.0% during the three and six months ended June 30, 2015, as compared to the same periods in 2014. These increases were primarily driven by increased demand for our Direct Hire services.
Total placements for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	389	25.9%	309	719	27.0%	566
FA	639	2.9%	621	1,178	1.1%	1,165
Total placements	1,028	10.5%	930	1,897	9.6%	1,731

The average fee per placement for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	$16,155	(0.7)%	$16,276	$15,986	—%	$15,979
FA	12,763	5.0%	12,156	12,761	12.3%	11,364
Total average placement fee	$14,047	3.9%	$13,526	$13,983	8.6%	$12,873
The increase in Direct Hire revenues for the three months ended June 30, 2015, compared to the same period in 2014, was $1.8 million, composed of a $1.3 million increase in volume and a $0.5 million increase in rate. The increase in Direct Hire revenues for the six months ended June 30, 2015, compared to the same period in 2014, was $4.2 million, composed of a $2.1 million increase in volume and a $2.1 million increase in rate.
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
The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	29.6%	1.7%	29.1%	28.9%	1.0%	28.6%
FA	36.9%	(2.1)%	37.7%	36.1%	(0.6)%	36.3%
GS	31.2%	2.0%	30.6%	32.7%	9.7%	29.8%
Total gross profit percentage	31.4%	0.6%	31.2%	30.9%	1.6%	30.4%
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
The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	27.6%	0.7%	27.4%	27.0%	—%	27.0%
FA	29.8%	(0.3)%	29.9%	29.1%	—%	29.1%
GS	31.2%	2.0%	30.6%	32.7%	9.7%	29.8%
Total Flex gross profit percentage	28.4%	0.7%	28.2%	28.0%	1.1%	27.7%
The increase in Flex gross profit for the three months ended June 30, 2015, compared to the same period in 2014, was $9.8 million, composed of a $9.2 million increase in volume and a $0.6 million increase in rate. The increase in Flex gross profit for the six months ended June 30, 2015, compared to the same period in 2014, was $18.6 million, composed of a $16.8 million increase in volume and a $1.8 million increase in rate.

During the three and six months ended June 30, 2015, Flex gross profit percentage increased 20 basis points and 30 basis points as compared to the same periods in 2014, respectively. These increases were due primarily to a reduction in benefit costs and a more favorable payroll tax environment as compared to 2014. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
SG&A Expenses. For the three and six months ended June 30, 2015, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.8% and 83.8%, respectively, as compared to 85.8% and 85.2% for the comparable period in 2014. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30 (in thousands):

	2015	% of Revenues	2014	% of Revenues
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$70,521	20.9%	$67,244	22.2%
Other	12,674	3.8%	11,147	3.7%
Total SG&A	$83,195	24.7%	$78,391	25.9%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$138,692	21.4%	$129,621	22.2%
Other	26,855	4.1%	22,507	3.8%
Total SG&A	$165,547	25.5%	$152,128	26.0%
SG&A as a percentage of net service revenues decreased 120 and 50 basis points for the three and six months ended June 30, 2015 as compared to the same period in 2014. These decreases were primarily attributable to the following:

•
For the three and six months ended June 30, compensation, commissions, payroll taxes and benefits costs decreased 1.3% and 0.8%, respectively, of net service revenues, which was primarily a result of a reduction in salaries and wages, benefits costs and a decrease in commissions driven by improvements in associate productivity.

•	For the three and six months ended June 30, 2015, the change in other SG&A is the result of an increase in overall corporate activities.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major category for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Fixed asset depreciation	$1,338	12.0%	$1,195	$2,627	11.8%	$2,350
Capital lease asset depreciation	292	(1.4)%	296	588	(0.3)%	590
Capitalized software amortization	604	(18.8)%	744	1,224	(18.0)%	1,492
Intangible asset amortization	192	21.5%	158	384	21.1%	317
Total depreciation and amortization	$2,426	1.4%	$2,393	$4,823	1.6%	$4,749
Other Expense, Net. Other expense, net was $1.0 million and $1.4 million for the three and six months ended June 30, 2015 which consisted primarily of interest expense related to outstanding borrowings under our credit facility and $0.5 million due to the remeasurement of our contingent consideration liability for the three and six months ended June 30, 2015. Other expense, net was $0.5 million and $0.8 million for the three and six months ended June 30, 2014 which consisted primarily of interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) for the six months ended June 30, 2015 and 2014 was 40.0% and 39.0%, respectively. There were no individual items during the six months ended June 30, 2015 or 2014 that had a material impact on Kforce’s effective rate.
Income from Discontinued Operations, Net of Income Taxes. Discontinued operations include the consolidated income and expenses of HIM. Income tax expense as a percentage of income from discontinued operations, before income taxes, for the six months ended June 30, 2014 was 39.3%.

Adjusted EBITDA and Adjusted EBITDA Per Share. "Adjusted EBITDA", a non-GAAP financial measure, is defined by Kforce as net income before discontinued operations, net of income taxes, non-cash impairment charges, interest, income taxes, depreciation and amortization and stock-based compensation expense. "Adjusted EBITDA Per Share" is Adjusted EBITDA divided by the number of diluted weighted average shares outstanding. Adjusted EBITDA and Adjusted EBITDA Per Share should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share. Adjusted EBITDA and Adjusted EBITDA Per Share are key measures used by management to evaluate our operations, including our ability to generate cash flows and, consequently, management believes they are useful information to investors. The measures should not be considered in isolation or as alternatives to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA and Adjusted EBITDA Per Share, as presented, may not be comparable to similarly titled measures of other companies.
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
The following table presents Adjusted EBITDA and Adjusted EBITDA Per Share results and includes a reconciliation of Adjusted EBITDA to net income and Adjusted Earnings Per Share to Earnings Per Share for the three and six months ended June 30 (in thousands, except per share amounts):

	2015	Per Share	2014	Per Share
Three Months Ended June 30,
Net income	$11,593	$0.41	$10,703	$0.33
Income from discontinued operations, net of income taxes	—	—	2,750	0.09
Income from continuing operations	$11,593	$0.41	$7,953	$0.24
Depreciation and amortization	2,426	0.08	2,393	0.07
Stock-based compensation expense	1,622	0.06	588	0.02
Interest expense and other	512	0.02	429	0.02
Income tax expense	7,833	0.28	5,179	0.16
Adjusted EBITDA	$23,986	$0.85	$16,542	$0.51
Weighted average shares outstanding - basic	28,134		32,481
Weighted average shares outstanding - diluted	28,337		32,710
Six Months Ended June 30,
Net income	$17,378	$0.61	$16,952	$0.51
Income from discontinued operations, net of income taxes	—	—	4,610	0.14
Income from continuing operations	$17,378	$0.61	$12,342	$0.37
Depreciation and amortization	4,823	0.17	4,749	0.14
Stock-based compensation expense	2,913	0.10	1,354	0.04
Interest expense and other	1,028	0.04	780	0.03
Income tax expense	11,586	0.41	7,886	0.24
Adjusted EBITDA	$37,728	$1.33	$27,111	$0.82
Weighted average shares outstanding - basic	28,204		32,729
Weighted average shares outstanding - diluted	28,407		32,944

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing credit facility. At June 30, 2015, Kforce had $132.9 million in working capital compared to $130.2 million at December 31, 2014. Kforce’s current ratio (current assets divided by current liabilities) was 2.3 at June 30, 2015 and 2.4 at December 31, 2014.
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our dividend and common stock repurchase programs; (3) maintaining an appropriate outstanding balance on our credit facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) making strategic acquisitions.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$26,003	$12,139
Investing activities	(3,640)	(2,089)
Financing activities	(21,950)	(9,629)
Net increase in cash and cash equivalents	$413	$421
Discontinued Operations
As was previously discussed, Kforce divested of HIM effective August 3, 2014. The accompanying Unaudited Condensed Consolidated Statements of Cash Flows have been presented on a combined basis (continuing operations and discontinued operations) for the six months ended June 30, 2014. Cash flows provided by discontinued operations for all prior periods were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, and stock-based compensation expense. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities the increase in cash provided by operating activities during the six months ended June 30, 2015 as compared to the same period in 2014 is a result of the timing of collections of accounts receivable and growth in our net service revenues.

Investing Activities
Capital expenditures for the six months ended June 30, 2015 and 2014 were $3.6 million and $3.1 million, respectively, which excludes equipment acquired under capital leases.
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
Financing Activities
During the six months ended June 30, 2015, the Firm paid cash for repurchases of common stock totaling $17.7 million, which was composed of approximately $17.0 million of open market common stock repurchases and $0.7 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. Of the $17.0 million of open market common stock repurchases, $1.4 million of the cash paid during the six months ended June 30, 2015 related to the settlement of 2014 repurchases.
During the three and six months ended June 30, 2015, Kforce declared and paid cash dividends of $3.1 million, or $0.11 per share, and $6.2 million, or $0.22 per share, respectively. Kforce currently expects to continue to declare and pay quarterly dividends of an amount similar to our June 2015 dividend of $0.11 per share. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, our financial performance and our legal ability to pay dividends.
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

Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility or $11 million. Our ability to make distributions or repurchase equity securities could be limited if the Firm's availability is less than the greater of 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility or $20.6 million. Kforce had availability under the Credit Facility of $52.9 million as of June 30, 2015; therefore, the minimum fixed charge coverage ratio was not applicable and our ability to make distributions or repurchase equity securities was not restricted. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, and could limit our ability to make distributions or repurchase equity securities. Kforce believes the likelihood of default is remote. The Credit Facility expires December 23, 2019.
As of June 30, 2015, $93.6 million was outstanding under the Credit Facility. During the three months ended June 30, 2015, maximum outstanding borrowings under the Credit Facility were $95.3 million. As of July 31, 2015, $86.9 million was outstanding and $66.7 million was available under the Credit Facility.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At June 30, 2015, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.1 million, and for facility lease deposits totaling $0.5 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.
Stock Repurchases
As of December 31, 2014, $29.7 million of the Board-authorized common stock repurchase program remained available for future repurchases. During the six months ended June 30, 2015, Kforce repurchased approximately 687 thousand shares of common stock on the open market at a total cost of approximately $15.6 million. As of June 30, 2015, $14.1 million remained available for future repurchases. On July 31, 2015, our Board of Directors approved an increase to the existing authorization for repurchases of common stock by $60.0 million (exclusive of any previously unused authorizations).

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
As of June 30, 2015, we had $93.6 million outstanding under our Credit Facility and our weighted average effective interest rate on our Credit Facility was 1.6%. A hypothetical 10% increase in interest rates in effect at June 30, 2015 would increase Kforce's annual interest expense by $0.1 million.
We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented less than 2% of net service revenues for the six months ended June 30, 2015, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact that currency fluctuations could have on our operations going forward.
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
The appeal by William Turner in the proceeding captioned United States of America and William Turner, Relator v. Kforce Government Solutions Inc. and Kforce Inc., Case No. 8:13-cv-1517-T-36TBM, previously disclosed in our Form 10-Q for the quarterly period ended March 31, 2015 (filed with the SEC on April 30, 2015), was dismissed with prejudice on May 14, 2015 by the United States Court of Appeals for the Eleventh Circuit.
Item 1A.     Risk Factors.
There are no material changes in the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	424	$22.17	—	$23,236,512
May 1, 2015 to May 31, 2015	182,406	$22.13	182,406	$19,199,186
June 1, 2015 to June 30, 2015	229,260	$22.35	229,260	$14,074,808
Total	412,090	$22.26	411,666	$14,074,808

(1)	Includes 424 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period April 1, 2015 through April 30, 2015.

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

Kforce Inc.
(Registrant)

Date: August 5, 2015	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2015	By:	/s/ SARA R. NICHOLS
Sara R. Nichols
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)