Form 10-Q
period 2015-09-30
KFORCE INC
filed 2015-11-04
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 28,920,792.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2015
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

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net service revenues	$341,575	$313,810	$991,539	$898,592
Direct costs of services	231,754	215,519	680,940	622,389
Gross profit	109,821	98,291	310,599	276,203
Selling, general and administrative expenses	84,167	82,090	249,714	234,218
Depreciation and amortization	2,579	2,642	7,402	7,391
Income from operations	23,075	13,559	53,483	34,594
Other expense, net	463	218	1,907	1,025
Income from continuing operations, before income taxes	22,612	13,341	51,576	33,569
Income tax expense	9,067	5,346	20,653	13,232
Income from continuing operations	13,545	7,995	30,923	20,337
Income from discontinued operations, net of income taxes	—	57,023	—	61,633
Net income	13,545	65,018	30,923	81,970
Other comprehensive income (loss):
Defined benefit pension and post-retirement plans, net of tax	1	(172)	3	(205)
Comprehensive income	$13,546	$64,846	$30,926	$81,765
Earnings per share – basic:
From continuing operations	$0.49	$0.26	$1.10	$0.63
From discontinued operations	$—	$1.81	$—	$1.91
Earnings per share – basic	$0.49	$2.07	$1.10	$2.54
Earnings per share – diluted:
From continuing operations	$0.48	$0.25	$1.09	$0.63
From discontinued operations	$—	$1.81	$—	$1.89
Earnings per share – diluted	$0.48	$2.06	$1.09	$2.52

Weighted average shares outstanding – basic	27,811	31,347	28,072	32,267
Weighted average shares outstanding – diluted	28,132	31,553	28,318	32,495

Dividends declared per share	$0.11	$0.10	$0.33	$0.30
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,246	$1,238
Trade receivables, net of allowances of $2,796 and $2,040, respectively	216,078	204,710
Income tax refund receivable	2,214	3,311
Deferred tax assets, net	4,651	4,980
Prepaid expenses and other current assets	9,674	10,170
Total current assets	233,863	224,409
Fixed assets, net	37,863	35,330
Other assets, net	28,117	30,349
Deferred tax assets, net	22,310	22,855
Intangible assets, net	4,436	5,011
Goodwill	45,968	45,968
Total assets	$372,557	$363,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$38,932	$38,104
Accrued payroll costs	63,839	52,208
Other current liabilities	669	986
Income taxes payable	5,606	2,885
Total current liabilities	109,046	94,183
Long-term debt – credit facility	80,893	93,333
Long-term debt – other	496	562
Other long-term liabilities	40,053	36,456
Total liabilities	230,488	224,534
Commitments and contingencies (see Note C)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 70,535 and 70,029 issued, respectively	705	700
Additional paid-in capital	418,335	412,642
Accumulated other comprehensive loss	(368)	(371)
Retained earnings	146,633	125,378
Treasury stock, at cost; 41,620 and 40,616 shares, respectively	(423,236)	(398,961)
Total stockholders’ equity	142,069	139,388
Total liabilities and stockholders’ equity	$372,557	$363,922
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Nine Months Ended September 30, 2015
Common stock – shares:
Shares at beginning of period	70,029
Issuance for stock-based compensation and dividends, net of forfeitures	474
Exercise of stock options	32
Shares at end of period	70,535
Common stock – par value:
Balance at beginning of period	$700
Issuance for stock-based compensation and dividends, net of forfeitures	5
Exercise of stock options	0
Balance at end of period	$705
Additional paid-in capital:
Balance at beginning of period	$412,642
Issuance for stock-based compensation and dividends, net of forfeitures	401
Exercise of stock options	381
Income tax benefit from stock-based compensation	408
Stock-based compensation expense	4,261
Employee stock purchase plan	242
Balance at end of period	$418,335
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$(371)
Pension plans, net of tax	3
Balance at end of period	$(368)
Retained earnings:
Balance at beginning of period	$125,378
Net income	30,923
Dividends, net of forfeitures ($0.33 per share)	(9,668)
Balance at end of period	$146,633
Treasury stock – shares:
Shares at beginning of period	40,616
Repurchases of common stock	1,024
Employee stock purchase plan	(20)
Shares at end of period	41,620
Treasury stock – cost:
Balance at beginning of period	$(398,961)
Repurchases of common stock	(24,468)
Employee stock purchase plan	193
Balance at end of period	$(423,236)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$30,923	$81,970
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of discontinued operations	—	(64,619)
Deferred income tax provision, net	874	1,428
Provision for bad debts on accounts receivable	1,861	1,080
Depreciation and amortization	7,411	7,541
Stock-based compensation expense	4,261	2,084
Pension and post-retirement benefit plans expense	1,395	990
Amortization of deferred financing costs	90	79
Excess tax benefit attributable to stock-based compensation	(408)	(128)
Loss on deferred compensation plan investments, net	192	195
Gain from Company-owned life insurance proceeds	—	(849)
Contingent consideration liability remeasurement	524	—
Other	172	(186)
(Increase) decrease in operating assets
Trade receivables, net	(13,229)	(38,303)
Income tax refund receivable	1,097	7,681
Prepaid expenses and other current assets	496	66
Other assets, net	(322)	(42)
Increase (decrease) in operating liabilities
Accounts payable and other current liabilities	1,872	4,854
Accrued payroll costs	12,067	6,674
Income taxes payable	3,129	(4,671)
Other long-term liabilities	2,751	(2,135)
Cash provided by operating activities	55,156	3,709
Cash flows from investing activities:
Proceeds from disposition of business	—	117,887
Capital expenditures	(7,731)	(4,787)
Proceeds from the disposition of assets held within the Rabbi Trust	445	2,330
Purchase of assets held within the Rabbi Trust	(481)	(2,156)
Proceeds from Company-owned life insurance	—	1,037
Other	—	1
Cash (used in) provided by investing activities	(7,767)	114,312
Cash flows from financing activities:
Proceeds from bank line of credit	443,195	444,846
Payments on bank line of credit	(455,635)	(494,778)
Payments of capital expenditure financing	(956)	(878)
Short-term vendor financing	(630)	146
Proceeds from exercise of stock options, net of shares tendered in payment of exercise	381	949
Excess tax benefit attributable to stock-based compensation	408	128
Payment of loan financing fees	—	(35)
Repurchases of common stock	(24,883)	(58,550)
Cash dividend	(9,261)	(9,607)
Cash used in financing activities	(47,381)	(117,779)
Change in cash and cash equivalents	8	242
Cash and cash equivalents at beginning of period	1,238	875
Cash and cash equivalents at end of period	$1,246	$1,117
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
Organization and Nature of Operations
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 63 field offices located throughout the United States. Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for both the three and nine months ended September 30, 2015 and 2014 and are included in our Tech segment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2015, our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2014 was derived from our audited Consolidated Balance Sheet as of December 31, 2014, as presented in our 2014 Annual Report on Form 10-K.
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
Earnings per Share
Basic earnings per share is computed as earnings divided by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding excludes unvested shares of restricted stock. Diluted earnings per common share is computed by dividing the earnings attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$13,545	$7,995	$30,923	$20,337
Income from discontinued operations, net of tax	—	57,023	—	61,633
Net income	$13,545	$65,018	$30,923	$81,970
Denominator:
Weighted average shares outstanding – basic	27,811	31,347	28,072	32,267
Common stock equivalents	321	206	246	228
Weighted average shares outstanding – diluted	28,132	31,553	28,318	32,495
Earnings per share – basic:
From continuing operations	$0.49	$0.26	$1.10	$0.63
From discontinued operations	—	1.81	—	1.91
Earnings per share – basic	$0.49	$2.07	$1.10	$2.54
Earnings per share – diluted:
From continuing operations	$0.48	$0.25	$1.09	$0.63
From discontinued operations	—	1.81	—	1.89
Earnings per share – diluted	$0.48	$2.06	$1.09	$2.52
For both the three and nine months ended September 30, 2015 and 2014, there were inconsequential common stock equivalents excluded from the weighted average diluted commons shares based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.

Dividends
Kforce’s Board of Directors (“Board”) may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of forfeitable restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price on the record date. Such additional shares have the same vesting terms and conditions as the outstanding and unvested restricted stock. The following summarizes the dividends declared for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Dividends declared per share	$0.11	$0.10	$0.33	$0.30
On October 30, 2015, the Board declared an increase to the cash dividend bringing the upcoming quarterly dividend to $0.12 per share of common stock. Kforce currently expects to continue to declare and pay quarterly dividends of a similar amount. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, our financial performance and our legal ability to pay dividends.
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
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued authoritative guidance deferring the effective date of the new revenue standard by one year for all entities. The one year deferral results in the guidance being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and entities are not permitted to adopt the standard earlier than the original effective date. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method. We do not currently anticipate a material impact to the consolidated financial statements upon adoption; however, we do anticipate an increase in the level of disclosure around revenue.
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
In connection with the sale, Kforce entered into a Transition Services Agreement (the “TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 12 months. Services provided by Kforce under the TSA ceased during the three months ended September 30, 2015. The fees for the services under the TSA were generally equivalent to Kforce’s cost.

In accordance with and defined within the SPA, Kforce was obligated to indemnify the Purchaser for certain losses, as defined, in excess of $1.19 million, although this deductible does not apply to certain specified losses. Kforce’s obligations under the indemnification provisions of the SPA, with the exception of certain items, ceased 12 months from the closing date and were limited to an aggregate of $8.925 million, although these time and monetary caps do not apply to certain specified losses. While it cannot be certain, Kforce believes any material exposure under the indemnification provisions is remote, particularly given that the 12 month time period for general indemnification claims has now passed and, as a result, Kforce has not recorded a liability as of September 30, 2015.
The total financial results of HIM have been presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The following summarizes the revenues and pretax profits of HIM for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Net service revenues	$8,723	$56,670
Income from discontinued operations, before income taxes	$95,917	$103,512
For the three and nine months ended September 30, 2014, the income from discontinued operations included a gain, net of transaction costs, on the sale of HIM of $94.3 million pretax, or $56.1 million after tax. The transaction costs primarily included legal fees, stock-based compensation related to the acceleration of restricted stock, commissions and transaction bonuses in the form of cash and common stock, which, in the aggregate, totaled $11.0 million. Stock-based compensation related to acceleration of restricted stock and transaction bonuses paid in stock in lieu of cash was $2.4 million for the three and nine months ended September 30, 2014.
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
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2015 would be approximately $41.2 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $19.2 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
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
For the three and nine months ended September 30, 2015, net periodic benefit cost was $64 thousand and $196 thousand, respectively. For the three and nine months ended September 30, 2014, net periodic benefit cost was $68 thousand and $199 thousand, respectively. The net periodic benefit cost recognized for the three and nine months ended September 30, 2015 was based upon the actuarial valuation as of the beginning of the year, which utilized the assumptions noted in our 2014 Annual Report on Form 10-K.
As of September 30, 2015 and December 31, 2014, the projected benefit obligation associated with our Foreign Pension Plan was $1.8 million and $1.6 million, respectively, which is classified in other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the Foreign Pension Plan and, as a result, no contributions were made to the Foreign Pension Plan during the nine months ended September 30, 2015. Kforce does not currently anticipate funding the Foreign Pension Plan during the year ending December 31, 2015.
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
Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or as a 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation, Kforce has assumed that all participants will elect to take the lump sum present value option, based on historical trends.
The following represents the components of net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$330	$291	$990	$873
Interest cost	96	74	288	221
Net periodic benefit cost	$426	$365	$1,278	$1,094
The net periodic benefit cost recognized for the three and nine months ended September 30, 2015 was based upon the actuarial valuation as of the beginning of the year, which utilized the assumptions noted in our 2014 Annual Report on Form 10-K.

The present value of the projected benefit obligation as of September 30, 2015 and December 31, 2014 was $11.5 million and $10.2 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2015. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2015.
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
During the nine months ended September 30, 2014, Kforce terminated the Company's SERHP and settled all future benefit obligations by making lump sum payments totaling approximately $3.9 million, which resulted in a net settlement loss of $0.7 million recorded in Selling, general and administrative expenses in the corresponding Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income. The termination effectively removed Kforce's related post-retirement benefit obligation.
The net periodic post-retirement benefit cost for the three and nine months ended September 30, 2014 was $0.9 million and $1.0 million, respectively.
As a result of the settlement with the remaining participants during September 2014, there was no accumulated post-retirement benefit obligation liability as of September 30, 2015 and December 31, 2014.
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
The contingent consideration liability, which is related to a non-significant acquisition of a business within our GS reporting segment in the fourth quarter of 2014, is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. The remeasurements to fair value are recorded in Other expense, net within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. For the nine months ended September 30, 2015, $0.5 million was recognized in Other expense, net due to the remeasurement of our contingent consideration liability. The contingent consideration liability is recorded in Other long-term liabilities within the Unaudited Condensed Consolidated Balance Sheet.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2015. The estimated fair values on Kforce’s financial statements as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2015
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
The 2013 Plan terminates on April 5, 2023 and the 2006 Plan terminates on April 28, 2016. The Incentive Stock Option Plan expired in 2005.
During the three months ended September 30, 2015 and 2014, Kforce recognized total stock-based compensation expense of $1.4 million and $3.1 million, respectively. During the nine months ended September 30, 2015 and 2014, Kforce recognized total stock-based compensation expense of $4.3 million and $4.5 million, respectively. During the three months ended September 30, 2015 and 2014, Kforce recognized stock-based compensation expense from continuing operations of $1.4 million and $0.7 million, respectively. During the nine months ended September 30, 2015 and 2014, Kforce recognized stock-based compensation expense from continuing operations of $4.3 million and $2.1 million, respectively.
Stock Options
The following table presents the activity under each of the stock incentive plans discussed above for the nine months ended September 30, 2015 (in thousands, except per share amounts):

	Incentive Stock Option Plan	2006 Plan	Total	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised
Outstanding and Exercisable as of December 31, 2014	22	35	57	$11.69
Exercised	(22)	(10)	(32)	$11.78	$359
Outstanding and Exercisable as of September 30, 2015	—	25	25	$11.58
No compensation expense was recorded during the nine months ended September 30, 2015 or 2014 as a result of the grant date fair value having been fully amortized as of December 31, 2009.

Restricted Stock
Kforce's annual restricted stock grants made to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as determined by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain executives and management. Restricted stock granted during the nine months ended September 30, 2015 will vest over a period of between one to ten years, with equal vesting annually.
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
Restricted stock contain the same voting rights as other common stock and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to forfeitable dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the nine months ended September 30, 2015 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2014	982	$18.55
Granted	533	$23.92
Forfeited/Canceled	(59)	$19.37
Vested	(145)	$18.08	$3,484
Outstanding as of September 30, 2015	1,311	$20.73
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of September 30, 2015, total unrecognized compensation expense related to restricted stock was $19.5 million, which will be recognized over a weighted average remaining period of 4.5 years.
Note G - Goodwill and Intangible Assets
The following table sets forth the activity in goodwill and other intangible assets during the nine months ended September 30, 2015 (in thousands):

	Goodwill	Intangible Assets, Net
Balance as of December 31, 2014	$45,968	$5,011
Amortization of intangible assets	—	(575)
Balance as of September 30, 2015	$45,968	$4,436
As of September 30, 2015 and December 31, 2014, Intangible assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets consisted of $2.2 million and $2.8 million, respectively, of definite-lived intangible assets including customer relationships, customer contracts, technology and other and $2.2 million of an indefinite-lived intangible asset including a trade name and trademark.

As of September 30, 2015 and December 31, 2014, accumulated amortization for intangible assets was $26.4 million and $25.8 million, respectively. The following table presents the estimated amortization expense for intangibles over the next five years and thereafter (in thousands):

Remainder of 2015	$192
2016	589
2017	341
2018	341
2019	330
Thereafter	402
Total	$2,195
Note H - Reportable Segments
Kforce’s reportable segments are as follows: (1) Tech; (2) FA; and (3) GS. This determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Board and our CODM. Kforce also reports Flexible billings and Direct Hire (formerly referred to as "Search") fees separately by segment, which has been incorporated into the table below. The following table has been updated to reflect the disposition of HIM. As described in Note B – “Discontinued Operations,” all revenues and gross profit associated with the discontinued operations have been recorded within Income from discontinued operations, net of income taxes, in the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income.
Historically, and for the three and nine months ended September 30, 2015 and 2014, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Technology	Finance and Accounting	Government Solutions	Total
Three Months Ended September 30,
2015
Net service revenues:
Flexible billings	$226,381	$76,707	$24,351	$327,439
Direct Hire fees	5,732	8,404	—	14,136
Total net service revenues	$232,113	$85,111	$24,351	$341,575
Gross profit	$69,128	$31,710	$8,983	$109,821
Operating expenses				87,209
Income from continuing operations, before income taxes				$22,612
2014
Net service revenues:
Flexible billings	$212,269	$64,254	$24,787	$301,310
Direct Hire fees	5,374	7,126	—	12,500
Total net service revenues	$217,643	$71,380	$24,787	$313,810
Gross profit	$63,591	$26,425	$8,275	$98,291
Operating expenses				84,950
Income from continuing operations, before income taxes				$13,341
Nine Months Ended September 30,
2015
Net service revenues:
Flexible billings	$660,692	$215,674	$74,515	$950,881
Direct Hire fees	17,224	23,434	—	40,658
Total net service revenues	$677,916	$239,108	$74,515	$991,539
Gross profit	$197,982	$87,229	$25,388	$310,599
Operating expenses				259,023
Income from continuing operations, before income taxes				$51,576
2014
Net service revenues:
Flexible billings	$610,897	$181,411	$71,504	$863,812
Direct Hire fees	14,418	20,362	—	34,780
Total net service revenues	$625,315	$201,773	$71,504	$898,592
Gross profit	$180,210	$73,793	$22,200	$276,203
Operating expenses				242,634
Income from continuing operations, before income taxes				$33,569

Note I - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred compensation plan	$22,541	$22,425
Supplemental executive retirement plan	11,476	10,197
Other	6,036	3,834
	$40,053	$36,456
Note J - Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Cash paid during the period for:
Income taxes, net	$15,592	$12,608
Interest, net	$1,234	$637
Non-Cash Transaction Information:
Employee stock purchase plan	$435	$550
Equipment acquired under capital leases	$553	$130
Unsettled repurchases of common stock	$1,011	$1,937
Shares tendered in payment of the exercise price of stock options	$—	$84

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the nine months ended September 30, 2015.

•
Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•
Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•
Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases, contractual obligations and commitments and the impact of changes in interest rates on our business.

Effective August 3, 2014, Kforce divested its HIM segment through a sale of all of the issued and outstanding stock of KHI. See Note B – “Discontinued Operations” to the unaudited condensed consolidated financial statements for a more detailed discussion. The results presented in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2014 include activity relating to HIM as discontinued operations. Except as specifically noted, our discussions below exclude any activity related to HIM, which is addressed separately in the discussion of income from discontinued operations, net of income taxes.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2015, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the nine months ended September 30, 2015 increased 10.3% to $991.5 million from $898.6 million in the comparable period in 2014.

•	Flex revenues for the nine months ended September 30, 2015 increased 10.1% to $950.9 million from $863.8 million in the comparable period in 2014.

•	Direct Hire revenues for the nine months ended September 30, 2015 increased 16.9% to $40.7 million from $34.8 million in the comparable period in 2014.

•
Flex gross profit margin for the nine months ended September 30, 2015 increased 50 basis points to 28.4% from 27.9% in the comparable period in 2014. Flex gross profit margin increased 30 basis points for Tech, 10 basis points for FA and 310 basis points for GS.

•	Selling, general and administrative ("SG&A") expenses as a percentage of revenues for the nine months ended September 30, 2015 decreased to 25.2% from 26.0% in the comparable period in 2014.

•
Income from continuing operations of $30.9 million for the nine months ended September 30, 2015 increased $10.6 million compared with income from continuing operations of $20.3 million in the comparable period in 2014.

•
Net income of $30.9 million for the nine months ended September 30, 2015 decreased $51.1 million from net income of $82.0 million in the comparable period in 2014 due primarily to the gain on sale of HIM recorded in the third quarter of 2014.

•	Diluted earnings per share from continuing operations for the nine months ended September 30, 2015 increased to $1.09 from $0.63 per share in the comparable period in 2014.

•	During the nine months ended September 30, 2015, Kforce repurchased 983 thousand shares of common stock on the open market at a total cost of approximately $23.5 million.

•	The Firm declared and paid three quarterly dividends of $0.11 per share during the nine months ended September 30, 2015, resulting in a payout in cash of $9.3 million in total.

•	The total amount outstanding under our credit facility decreased $12.4 million to $80.9 million as of September 30, 2015 as compared to $93.3 million as of December 31, 2014.

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
RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2015 and 2014
Net service revenues for the three and nine months ended September 30, 2015 were $341.6 million and $991.5 million, respectively, which represents an increase of 8.8% and 10.3%, respectively, over the comparable periods in 2014. The increase was composed of increases of 6.6% and 8.4% in our Tech segment (which represents 68.4% of total net service revenues for the nine months ended September 30, 2015), 19.2% and 18.5% in our FA segment (which represents 24.1% of total net service revenues for the nine months ended September 30, 2015) and a decrease of 1.8% and an increase of 4.2% in our GS segment (which represents 7.5% of total net service revenues for the nine months ended September 30, 2015) for the three and nine months ended September 30, 2015, over the comparable periods in 2014. Flex revenues increased 8.7% and 10.1% for the three and nine months ended September 30, 2015, over the comparable periods in 2014. Direct Hire revenues increased 13.1% and 16.9% for the three and nine months ended September 30, 2015, over the comparable periods in 2014.
Flex gross profit margin increased 70 basis points to 29.2% for the three months ended September 30, 2015, as compared to 28.5% for the comparable period in 2014, and increased 50 basis points to 28.4% for the nine months ended September 30, 2015, as compared to 27.9% for the comparable period in 2014. The increases are due primarily to an increase in the spread between our bill rates and pay rates in our Tech and FA segments, improved profitability from our GS segment, a reduction in benefit costs and a more favorable payroll tax environment as compared to 2014. SG&A expenses as a percentage of net service revenues were 24.6% and 25.2% for the three and nine months ended September 30, 2015, respectively, as compared to 26.2% and 26.0% for the comparable periods in 2014. The decrease in SG&A expenses as a percentage of net service revenues was driven by a decrease in compensation, commission, payroll taxes and benefit related costs. Kforce expects to continue to manage its SG&A costs diligently.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2015, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The unemployment rate was at 5.1% as of September 2015, and non-farm payroll expanded by approximately 501 thousand jobs in the period July through September 2015. The college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy and candidate profile, was at 2.5% in September 2015. Kforce believes that uncertainty in the overall U.S. economic outlook related to the political landscape and geo-political risk as well as the expanding regulatory requirements, including those around employee classification, will continue to fuel growth in temporary staffing. The penetration rate (the percentage of temporary staffing to total employment) in September 2015 remained near record levels at 2.04%. Given the near record levels of the penetration rate, we believe that our Flex revenues can grow significantly even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio.

Over the last few years, we have undertaken several significant initiatives including: (1) executing a realignment plan to streamline our leadership and revenue-enabling personnel in an effort to better align a higher percentage of roles closer to the customer; (2) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (3) increasing revenue-generating headcount to capitalize on targeted growth opportunities; (4) further optimizing our NRC team in support of our field operations; (5) upgrading our corporate systems; (6) focusing on process improvements and (7) divesting of HIM, which we considered a non-core business. We believe our realigned field operations and revenue-enabling operations models provide a competitive advantage for us and are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S. and are focused in key areas of expected growth in Tech and FA, are also a key contributor to our long-term financial stability. We believe the divestiture of HIM provides us the opportunity to further dedicate our resources to exclusively providing technology and finance and accounting talent in the commercial and government markets through our staffing organization and Kforce Government Solutions Inc., our government solutions provider.
Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Service Revenues by Segment:
Tech	68.0%	69.4%	68.4%	69.6%
FA	24.9	22.7	24.1	22.5
GS	7.1	7.9	7.5	7.9
Net service revenues	100.0%	100.0%	100.0%	100.0%
Revenues by Type:
Flex	95.9%	96.0%	95.9%	96.1%
Direct Hire	4.1	4.0	4.1	3.9
Net service revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	32.2%	31.3%	31.3%	30.7%
Selling, general and administrative expenses	24.6%	26.2%	25.2%	26.0%
Depreciation and amortization	0.8%	0.8%	0.7%	0.8%
Income from continuing operations, before income taxes	6.6%	4.3%	5.2%	3.7%
Income from continuing operations	4.0%	2.5%	3.1%	2.3%
Net income	4.0%	20.7%	3.1%	9.1%

The following table details net service revenues for Flex and Direct Hire by segment and changes from the prior period for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech
Flex	$226,381	6.6%	$212,269	$660,692	8.2%	$610,897
Direct Hire	5,732	6.7%	5,374	17,224	19.5%	14,418
Total Tech	$232,113	6.6%	$217,643	$677,916	8.4%	$625,315
FA
Flex	$76,707	19.4%	$64,254	$215,674	18.9%	$181,411
Direct Hire	8,404	17.9%	7,126	23,434	15.1%	20,362
Total FA	$85,111	19.2%	$71,380	$239,108	18.5%	$201,773
GS
Flex	$24,351	(1.8)%	$24,787	$74,515	4.2%	$71,504
Total GS	$24,351	(1.8)%	$24,787	$74,515	4.2%	$71,504

Total Flex	$327,439	8.7%	$301,310	$950,881	10.1%	$863,812
Total Direct Hire	14,136	13.1%	12,500	40,658	16.9%	34,780
Total Net Service Revenues	$341,575	8.8%	$313,810	$991,539	10.3%	$898,592

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended September 30, 2015 and 2014, there were 64 billing days each.
Flex revenues for our largest segment, Tech, experienced growth during the three and nine months ended September 30, 2015 of 6.6% and 8.2% as compared to the same periods in 2014. The year-over-year growth rate in the third quarter of 2015 of 6.6% decelerated from 9.6% in the second quarter of 2015, which we believe is primarily attributable to declines in a few of our largest clients due to merger and acquisition activities and other client-specific business disruptions. A September 2015 report published by SIA provided an expectation that temporary technology staffing could experience growth of 6% for 2015 and an additional 6% in 2016, which we believe is due to the continuing use of temporary staffing as a solution during uncertain economic cycles, the increasing cost of employment driving the systemic use of temporary staffing, particularly in project-based work such as technology, and the increasing pace of change in areas like mobility, data security and others are increasing the demand for Tech talent. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue, which we believe will result in strong future growth in our Tech segment. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue-generating headcount added in the last few years. We are also expecting to accelerate the hiring of Tech Flex sales associates over the next several quarters to capture the market demand that exists in this space. We expect our Tech Flex revenues to increase on a year-over-year basis in the fourth quarter of 2015 though the rate of growth may further decelerate compared to the 6.6% for the third quarter of 2015.
Our FA segment experienced an increase of 19.4% and 18.9% in Flex revenues during the three and nine months ended September 30, 2015, as compared to the same periods in 2014. In its September 2015 update, SIA provided an expectation that finance and accounting staffing could experience growth of 10% in 2015 and an additional 6% in 2016. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue-generating headcount added in the last few years. We expect our year-over-year growth in FA for the fourth quarter of 2015 to decelerate compared to the third quarter of 2015 though remain at high levels.
Our GS segment experienced a decrease of 1.8% and an increase of 4.2% in Flex revenues during the three and nine months ended September 30, 2015, as compared to the same periods in 2014. There remains continued uncertainty within this segment due to an increase in competition and the lowest price technically acceptable government procurement environment. We expect near-term revenues to be fairly stable.

The following table details total Flex hours for our Tech and FA segments and percentage changes over the prior period for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	3,332	9.2%	3,050	9,726	9.7%	8,867
FA	2,350	18.7%	1,980	6,564	17.6%	5,584
Total hours	5,682	13.0%	5,030	16,290	12.7%	14,451
As the GS segment primarily provides solutions-based services as compared to staffing services, Flex hours are not presented above.
The increase in Flex revenues for Tech for the three months ended September 30, 2015, compared to the same period in 2014, was $14.1 million, composed of a $19.4 million increase in volume, a $4.8 million decrease in bill rate and a $0.5 million decrease in billable expenses. The increase in Flex revenues for Tech for the nine months ended September 30, 2015, compared to the same period in 2014, was $49.8 million, composed of a $58.8 million increase in volume, an $8.9 million decrease in bill rate and a $0.1 million decrease in billable expenses. The increase in Flex revenues for FA for the three months ended September 30, 2015, compared to the same period in 2014, was $12.5 million, composed of a $12.0 million increase in volume and a $0.5 million increase in bill rate. The increase in Flex revenues for FA for the nine months ended September 30, 2015, compared to the same period in 2014, was $34.3 million, composed of a $31.8 million increase in volume and a $2.5 million increase in bill rate.
Billable expenses, which are included as a component of net services revenues, are primarily attributable to project-based work. The following table details total Flex billable expenses for each segment and percentage changes over the prior period for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	$1,263	(29.0)%	$1,778	$4,388	(2.1)%	$4,480
FA	71	(22.8)%	92	212	(12.0)%	241
GS	76	35.7%	56	302	(6.5)%	323
Total billable expenses	$1,410	(26.8)%	$1,926	$4,902	(2.8)%	$5,044
Direct Hire Fees. The primary drivers of Direct Hire fees are the number of placements and the average placement fee. Direct Hire fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.
Direct Hire revenues increased 13.1% and 16.9% during the three and nine months ended September 30, 2015, as compared to the same periods in 2014.
Total placements for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	353	9.6%	322	1,072	20.7%	888
FA	656	21.7%	539	1,834	7.6%	1,704
Total placements	1,009	17.2%	861	2,906	12.1%	2,592

The average fee per placement for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	$16,247	(2.7)%	$16,704	$16,072	(1.0)%	$16,242
FA	12,815	(3.1)%	13,219	12,780	6.9%	11,951
Total average placement fee	$14,015	(3.5)%	$14,522	$13,994	4.3%	$13,421
The increase in Direct Hire revenues for the three months ended September 30, 2015, compared to the same period in 2014, was $1.6 million, composed of a $2.1 million increase in volume and a $0.5 million decrease in rate. The increase in Direct Hire revenues for the nine months ended September 30, 2015, compared to the same period in 2014, was $5.9 million, composed of a $4.2 million increase in volume and a $1.7 million increase in rate.
Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from net Flex service revenues. In addition, consistent with industry practices, gross profit dollars from Direct Hire fees are equal to revenues, because there are generally no direct costs associated with such revenues.
The gross profit percentage for each segment and percentage changes over the prior period were as follows for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	29.8%	2.1%	29.2%	29.2%	1.4%	28.8%
FA	37.3%	0.8%	37.0%	36.5%	(0.3)%	36.6%
GS	36.9%	10.5%	33.4%	34.1%	10.0%	31.0%
Total gross profit percentage	32.2%	2.9%	31.3%	31.3%	2.0%	30.7%
Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between the bill rate and pay rate for Flex.
The following table presents, for each segment, the Flex gross profit percentage and percentage change over the prior period for the three and nine months ended September 30:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Tech	28.0%	2.2%	27.4%	27.4%	1.1%	27.1%
FA	30.4%	1.3%	30.0%	29.6%	0.3%	29.5%
GS	36.9%	10.5%	33.4%	34.1%	10.0%	31.0%
Total Flex gross profit percentage	29.2%	2.5%	28.5%	28.4%	1.8%	27.9%
The increase in Flex gross profit for the three months ended September 30, 2015, compared to the same period in 2014, was $9.9 million, composed of a $7.5 million increase in volume and a $2.4 million increase in rate. The increase in Flex gross profit for the nine months ended September 30, 2015, compared to the same period in 2014, was $28.5 million, composed of a $24.3 million increase in volume and a $4.2 million increase in rate.

During the three and nine months ended September 30, 2015, Flex gross profit percentage increased 70 basis points and 50 basis points as compared to the same periods in 2014, respectively. These increases were due primarily to an increase in the spread between our bill rates and pay rates in our Tech and FA segments, improved profitability from our GS segment, a reduction in benefit costs and a more favorable payroll tax environment as compared to 2014. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
SG&A Expenses. For the three and nine months ended September 30, 2015, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.5% and 84.0%, respectively, as compared to 85.5% and 85.3% for the comparable period in 2014. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and nine months ended September 30 (in thousands):

	2015	% of Revenues	2014	% of Revenues
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$71,145	20.8%	$70,175	22.4%
Other	13,022	3.8%	11,915	3.8%
Total SG&A	$84,167	24.6%	$82,090	26.2%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$209,837	21.2%	$199,795	22.2%
Other	39,877	4.0%	34,423	3.8%
Total SG&A	$249,714	25.2%	$234,218	26.0%
SG&A as a percentage of net service revenues decreased 160 and 80 basis points for the three and nine months ended September 30, 2015 as compared to the same period in 2014. These decreases were primarily attributable to the following:

•
For the three and nine months ended September 30, 2015, compensation, commissions, payroll taxes and benefits costs decreased 1.6% and 1.0%, respectively, of net service revenues, which was primarily a result of a reduction in salaries and wages, benefits costs and a decrease in commissions driven by improvements in associate productivity.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage changes over the prior period by major asset class for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Increase (Decrease)	2014	2015	Increase (Decrease)	2014
Fixed asset depreciation	$1,812	2.7%	$1,764	$5,027	6.8%	$4,705
Capitalized software amortization	576	(20.0)%	720	1,800	(18.6)%	2,211
Intangible asset amortization	191	20.9%	158	575	21.1%	475
Total depreciation and amortization	$2,579	(2.4)%	$2,642	$7,402	0.1%	$7,391
Other Expense, Net. Other expense, net was $0.5 million and $1.9 million for the three and nine months ended September 30, 2015 which consisted primarily of interest expense related to outstanding borrowings under our credit facility and $0.5 million due to the remeasurement of our contingent consideration liability for the nine months ended September 30, 2015. Other expense, net was $0.2 million and $1.0 million for the three and nine months ended September 30, 2014 which consisted primarily of interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) for the nine months ended September 30, 2015 and 2014 was 40.0% and 39.4%, respectively. There were no individual items during the nine months ended September 30, 2015 or 2014 that had a material impact on Kforce’s effective rate.
Income from Discontinued Operations, Net of Income Taxes. Discontinued operations include the consolidated income and expenses of HIM. During the three months ended September 30, 2014, Kforce completed the sale of HIM resulting in a pre-tax gain of $94.3 million. Included in the determination of the pre-tax gain is approximately $4.9 million of goodwill for HIM and transaction expenses totaling approximately $11.0 million, which primarily included legal fees, stock-based compensation related to the acceleration of restricted stock due to change in control provisions, commissions and transaction bonuses. Income tax expense as a percentage of income from discontinued operations, before income taxes, for the nine months ended September 30, 2014 was 40.5%.

Adjusted EBITDA and Adjusted EBITDA Per Share. "Adjusted EBITDA", a non-GAAP financial measure, is defined by Kforce as net income before income from discontinued operations, net of income taxes, non-cash impairment charges, interest, income taxes, depreciation and amortization and stock-based compensation expense. "Adjusted EBITDA Per Share" is Adjusted EBITDA divided by the number of diluted weighted average shares outstanding. Adjusted EBITDA and Adjusted EBITDA Per Share should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share. Adjusted EBITDA and Adjusted EBITDA Per Share are key measures used by management to evaluate our operations, including our ability to generate cash flows and, consequently, management believes they are useful information to investors. The measures should not be considered in isolation or as alternatives to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA and Adjusted EBITDA Per Share, as presented, may not be comparable to similarly titled measures of other companies.
Some of the items that are excluded also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash, that may have previously been spent with respect to the asset. In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest. We encourage you to evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents Adjusted EBITDA and Adjusted EBITDA Per Share results and includes a reconciliation of Adjusted EBITDA to net income and Adjusted Earnings Per Share to earnings per share for the three and nine months ended September 30 (in thousands, except per share amounts):

	2015	Per Share	2014	Per Share
Three Months Ended September 30,
Net income	$13,545	$0.48	$65,018	$2.06
Income from discontinued operations, net of income taxes	—	—	57,023	1.81
Income from continuing operations	$13,545	$0.48	$7,995	$0.25
Depreciation and amortization	2,579	0.09	2,642	0.08
Stock-based compensation expense	1,348	0.05	671	0.02
Interest expense and other	458	0.02	258	0.01
Income tax expense	9,067	0.32	5,346	0.18
Adjusted EBITDA	$26,997	$0.96	$16,912	$0.54
Weighted average shares outstanding - basic	27,811		31,347
Weighted average shares outstanding - diluted	28,132		31,553
Nine Months Ended September 30,
Net income	$30,923	$1.09	$81,970	$2.52
Income from discontinued operations, net of income taxes	—	—	61,633	1.89
Income from continuing operations	$30,923	$1.09	$20,337	$0.63
Depreciation and amortization	7,402	0.26	7,391	0.23
Stock-based compensation expense	4,261	0.15	2,025	0.06
Interest expense and other	1,486	0.06	1,038	0.02
Income tax expense	20,653	0.73	13,232	0.41
Adjusted EBITDA	$64,725	$2.29	$44,023	$1.35
Weighted average shares outstanding - basic	28,072		32,267
Weighted average shares outstanding - diluted	28,318		32,495

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing credit facility. At September 30, 2015, Kforce had $124.8 million in working capital compared to $130.2 million at December 31, 2014. Kforce’s current ratio (current assets divided by current liabilities) was 2.1 at September 30, 2015 and 2.4 at December 31, 2014.
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our dividend and common stock repurchase programs; (3) maintaining an appropriate outstanding balance on our credit facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) making strategic acquisitions.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$55,156	$3,709
Investing activities	(7,767)	114,312
Financing activities	(47,381)	(117,779)
Net increase in cash and cash equivalents	$8	$242
Discontinued Operations
As was previously discussed, Kforce divested of HIM effective August 3, 2014. The accompanying Unaudited Condensed Consolidated Statements of Cash Flows have been presented on a combined basis (continuing operations and discontinued operations) for the nine months ended September 30, 2014. Cash flows provided by discontinued operations for all prior periods were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, and stock-based compensation expense. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities the increase in cash provided by operating activities during the nine months ended September 30, 2015 as compared to the same period in 2014 is a result of the timing of collections of accounts receivable and payment of our employee and consultant populations' compensation as well as growth in our net service revenues.

Investing Activities
Capital expenditures for the nine months ended September 30, 2015 and 2014 were $7.7 million and $4.8 million, respectively, which excludes equipment acquired under capital leases.
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
Financing Activities
During the nine months ended September 30, 2015, the Firm paid cash for repurchases of common stock totaling $24.9 million, which was composed of approximately $23.9 million of open market common stock repurchases and $1.0 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. Of the $23.9 million of open market common stock repurchases, $1.4 million of the cash paid during the nine months ended September 30, 2015 related to the settlement of 2014 repurchases. Kforce currently expects to continue repurchasing common stock on the open market; however, the level of future repurchases may be impacted by changes in economic conditions or the level of our operating cash flows.
Kforce declared and paid three quarterly dividends of $0.11 per share during the nine months ended September 30, 2015, resulting in a payout in cash of $9.3 million. On October 30, 2015, the Board declared an increase to the cash dividend bringing the upcoming quarterly dividend to $0.12 per share of common stock. Kforce currently expects to continue to declare and pay quarterly dividends of a similar amount. However, the declaration and payment of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, our financial performance and our legal ability to pay dividends.
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

Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including (but not limited to) the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 if the Firm’s availability under the Credit Facility is less than the greater of 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility or $11 million. Our ability to make distributions or repurchase equity securities could be limited if the Firm's availability is less than the greater of 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility or $20.6 million. Kforce had availability under the Credit Facility of $58.2 million as of September 30, 2015; therefore, the minimum fixed charge coverage ratio was not applicable and our ability to make distributions or repurchase equity securities was not restricted. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, and could limit our ability to make distributions or repurchase equity securities. Kforce believes the likelihood of default is remote. The Credit Facility expires December 23, 2019.
As of September 30, 2015, $80.9 million was outstanding under the Credit Facility. During the three months ended September 30, 2015, maximum outstanding borrowings under the Credit Facility were $92.2 million. As of October 30, 2015, $80.8 million was outstanding and $58.3 million was available under the Credit Facility.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At September 30, 2015, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.1 million, and for facility lease deposits totaling $0.5 million. Kforce does not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our unaudited condensed consolidated financial statements.
Stock Repurchases
As of December 31, 2014, $29.7 million of the Board-authorized common stock repurchase program remained available for future repurchases. During the nine months ended September 30, 2015, Kforce repurchased approximately 983 thousand shares of common stock on the open market at a total cost of approximately $23.5 million. As of September 30, 2015, $66.2 million remained available for future repurchases. On July 31, 2015, the Board approved a $60.0 million increase to the then remaining authorization amount.

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
As of September 30, 2015, we had $80.9 million outstanding under our Credit Facility and our weighted average effective interest rate on our Credit Facility was 1.6%. A hypothetical 10% increase in interest rates in effect at September 30, 2015 would increase Kforce's annual interest expense by $0.1 million.
We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented less than 2% of net service revenues for the nine months ended September 30, 2015, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact that currency fluctuations could have on our operations going forward.
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015 to July 31, 2015	—	$—	—	$74,074,808
August 1, 2015 to August 31, 2015	102,752	$26.61	89,676	$71,680,472
September 1, 2015 to September 30, 2015	207,222	$26.45	207,222	$66,199,289
Total	309,974	$26.50	296,898	$66,199,289

(1)	Includes 13,076 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period August 1, 2015 through August 31, 2015.

(2)	On July 31, 2015, the Board approved a $60 million increase to the outstanding stock repurchase authorization.

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

Kforce Inc.
(Registrant)

Date: November 4, 2015	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2015	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)