Form 10-K
period 2015-12-31
KFORCE INC
filed 2016-02-26
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________

FORM 10-K
_____________________________________________________________________________
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-26058
_____________________________________________________________________________
 KFORCE INC.
(Exact name of Registrant as specified in its charter)
_____________________________________________________________________________

FLORIDA	59-3264661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1001 EAST PALM AVENUE, TAMPA, FLORIDA	33605
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 552-5000
_____________________________________________________________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $574,771,356. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 23, 2016 was 28,356,369.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 19, 2016 (“Proxy Statement”)	Part III

KFORCE INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our beliefs regarding potential government actions, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of candidates for temporary employment or the Firm's ability to attract candidates, the success of the Firm in attracting and retaining revenue-generating talent, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “estimate,” “assume,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.
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
The following charts depict the percentage of our total revenues for each of our segments for the years ended December 31, 2015, 2014 and 2013 (the chart for 2013 and 2014 excludes our former Health Information Management ("HIM") segment, which we sold in 2014):
Tech
Our Tech segment provides both temporary staffing and permanent placement services to our clients, focusing primarily on areas of information technology such as systems/applications architecture and development, project management, enterprise data management, business intelligence, e-commerce, technology infrastructure, network architecture and security. Revenues for our Tech segment increased 6.3% to $895.9 million for the year ended December 31, 2015 as compared to $842.5 million for the year ended December 31, 2014. The average bill rate for our Tech segment for 2015 was approximately $67 per hour. Our Tech segment provides service to clients in a variety of industries with a strong footprint in the communications, financial services, insurance services and government sectors. A September 2015 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing is expected to experience growth of 6% in 2016 and should represent one of the highest growth sectors within staffing. We believe the primary drivers of this growth and the continuing use of temporary staffing as a solution during uncertain economic cycles are the increasingly strict regulatory environment and cost of employment, both of which are driving the systemic use of temporary staffing, particularly in project-based work such as technology, and the increasing demand for talent in areas like mobility, cloud-based computing and data security. SIA also acknowledges that notable skill shortages in certain technology skill sets will continue.
FA
Our FA segment provides both temporary staffing and permanent placement services to our clients in areas such as general accounting, business analysis, accounts payable, accounts receivable, financial analysis and reporting, taxation, budget preparation and analysis, mortgage and loan processing, cost analysis, professional administration, credit and collections, audit services, and systems and controls analysis and documentation. Our FA segment provides service to clients in a variety of industries with a strong footprint in the healthcare, financial services and government sectors. Revenues for our FA segment increased 17.7% to $325.9 million for the year ended December 31, 2015 as compared to $276.8 million for the year ended December 31, 2014. The average bill rate for our FA segment for 2015 was approximately $33 per hour. In its September 2015 update, SIA stated that finance and accounting staffing is expected to experience growth of 6% during 2016.

GS
Our GS segment provides services and solutions to the Federal Government as both a prime contractor and a subcontractor in the fields of information technology and finance and accounting. The GS contracts are concentrated among customers that we believe are less likely to be impacted by sequestration threats and budget constraints, such as the U.S. Department of Veteran Affairs. GS offers integrated business solutions to its customers in areas such as: information technology, healthcare informatics, data and knowledge management, research and development, audit readiness, financial management and accounting, among other areas. Revenues for our GS segment decreased 0.7% to $97.4 million for the year ended December 31, 2015 as compared to $98.1 million for the year ended December 31, 2014. The services portion of our GS segment accounted for approximately 84% of its total revenues in 2015. Our GS segment also includes a product-based business specialized in manufacturing and delivering trauma-training manikins. The product portion of our GS segment accounted for approximately 16% of its total revenues in 2015. Substantially all GS services are supplied to the Federal Government through field offices located in the Washington, D.C. metropolitan area, San Antonio, Texas and Austin, Texas.
Types of Staffing Services
Kforce’s staffing services consist of temporary staffing services (“Flex”) and permanent placement services (“Direct Hire”). For each of the three years ended December 31, 2015, 2014 and 2013, Flex represented approximately 96% of total Kforce revenues, respectively.
We target clients and recruits for both Flex and Direct Hire services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.
Flex
We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that they have the appropriate skills and experience and are “the right match” for our clients. We recruit consultants from the job boards, Kforce.com, from social media networks and from passive candidate marketing, where we identify individuals who are currently employed and not actively seeking another position. These consultants can be directly employed by Kforce, independent contractors or foreign nationals sponsored by Kforce. Our success is dependent upon our internal employees’ (“associates”) ability to: (1) acknowledge, understand and participate in creating solutions for our clients’ needs; (2) determine and understand the capabilities of the consultants being recruited; and (3) deliver and manage the client-consultant relationship to the satisfaction of both our clients and our consultants. We believe proper execution by our associates and our consultants directly impacts the longevity of the assignments, increases the likelihood of being able to generate repeat business with our clients and fosters a better experience for our consultants, which has a direct correlation to their redeployment.
Flex revenues are driven by the number of total hours billed and pre-established bill rates. Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Associate commissions, related taxes and other compensation and benefits, as well as field management compensation are included in selling, general and administrative expenses (“SG&A”), along with other customary costs such as administrative and corporate compensation. The Flex business model involves attempting to maximize the number of billable consultant hours and bill rates, while managing consultant pay rates and benefit costs, as well as compensation and benefits for our core associates. Flex revenues also includes revenues for our GS segment. These revenues involve providing longer-term contract services to the customer primarily on a time-and-materials basis.
Direct Hire
Our Direct Hire business (formerly referred to as “Search”) is a significantly smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical fee structure is based upon a percentage of the placed individual's annual compensation in their first year of employment, which is known or can be estimated at the time of placement. We recruit permanent employees using methods that are consistent with Flex. Also, there are occasions where consultants are initially assigned to a client on a Flex basis and later are converted to a permanent placement, for which we may also receive a fee (referred to as “conversion revenue”).

Direct Hire revenues are driven by placements made and the resulting fees billed and are recognized net of an allowance for “fallouts,” which occur when placements do not complete the applicable contingency period. Although the contingency period can vary by contract, it is typically 90 days or less. This allowance for fallouts is estimated based upon historical experience with Direct Hire placements that did not complete the contingency period. There are no consultant payroll costs associated with Direct Hire placements, thus, all Direct Hire revenues increase gross profit by the full amount of the fee. Direct Hire associate commissions, compensation and benefits are included in SG&A.
Business Strategy
Our primary goal is to enhance shareholder value by achieving above-market revenue growth in the segments in which we are focused as well as generating operating leverage. We believe the following strategies will help us achieve our goal.
Invest in Talent of Revenue Generators. Given the current and expected future demand in the marketplace for the services provided by Kforce and the expectation that enhanced productivity will result from an increasing mix of tenured associates, the Firm continues to focus on the hiring of associates that are responsible for generating revenue. The increase in revenue-generating talent from 2014 to 2015 was 9.5% and from 2013 to 2014 was 6.3%. New associates typically take six to twelve months to ramp to a minimum acceptable standard and this increase in productivity generally continues for up to four years. Our hiring focus over the last two years prior to the fourth quarter of 2015 has been disproportionately focused on delivery resources. In the fourth quarter of 2015, we accelerated growth in our Tech Flex sales talent and currently expect an appropriately balanced investment in talent to continue in 2016. We expect the investments in late 2015 and 2016 to result in re-accelerated revenue growth, particularly in Tech Flex, during 2016. Going forward, the Firm expects to continue to hire additional revenue generators in those lines of business, geographies and industries that we believe present the greatest opportunity.
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
A continued focus of Kforce is cultivating relationships with premier partners and strategic clients, both in terms of annual revenues and geographic dispersion. In order to achieve greater penetration within each of our largest accounts, we work to foster an understanding of our clients’ needs holistically while building a consultative partnership rather than a transactional client relationship. We are increasingly concentrated on bringing our core employees closer to the customer, and with that in mind we have integrated our largest accounts leadership team into our field leadership team, enhancing our alignment to serve these clients. We believe that this strategy will allow us to more effectively drive expansion in our share of our clients’ staffing needs, as well as capturing additional overall market share.
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
Retain our Great People. A significant focus of Kforce is on the retention of our tenured and top performing associates. We ended fiscal 2015 with an even more highly tenured management team, field sales team and back office employees, which we believe will continue to enhance our ability to achieve future profitable growth.

We believe our consultants are a significant component in delivering value to our clients. We are focused on efficient and effective consultant care processes, such as onboarding, frequent and ongoing communication and programs to redeploy our consultants in a timely fashion. We strive to increase the tenure and loyalty of our consultants and be their “Employer of Choice,” thus enabling us to deliver the highest quality talent to our clients.
Continue to Develop and Optimize our National Recruiting Center (“NRC”). We believe our NRC, which is strategically located in both Tampa, Florida and Phoenix, Arizona, offers us a competitive advantage and supports delivery needs in each of our operating segments. The NRC is particularly effective at increasing the quality and speed of delivery services to our clients with demands for high volume staffing. The NRC identifies and interviews active candidates from nationally contracted job boards, Kforce.com, as well as other sources, then forwards qualified candidates to Kforce field offices to be matched to available positions. We continue to see a significant demand for our NRC resources and anticipate a continuation of that trend.
During 2015, we continued to focus on job order prioritization, which places greater attention on orders that we believe present the greatest opportunity and further evolved the NRC’s focus to more specific industries, customer segments and skill sets to create leverage. A continued focus for 2016 will be to enhance the performance of the NRC in meeting demand, and enhance our efforts to support future growth by building a pipeline of qualified candidates, as well as evolving its international talent solution strategy. The Firm will continue to utilize the NRC as a training ground for field sales and expect that top performers in the NRC with a strong knowledge of the delivery system will move into field-based roles.
Leverage Technology Infrastructure. In 2014, Kforce adopted and implemented an Agile software development methodology (whereby requirements and solutions evolve through cross-functional teams), and underwent an organizational transformation with a goal to maximize the responsiveness and timeliness by which value is delivered through our technology investments. We leveraged our Agile development methodology during 2015 to make incremental and valuable improvements to our front-end and back office systems. As we look into the future, we expect to continue improving our technology infrastructure and surrounding processes to generate additional operating leverage as we grow, enhance flexibility in meeting our clients' increasing needs and improve the effectiveness of our associates.
Enhance Shareholder Value. Kforce is committed to enhancing shareholder value. In 2015, the Firm continued to repurchase a significant amount of stock under the Board authorized program, completed four quarterly dividends, and continued to focus on reducing expenses. We increased the quarterly dividend amount by 9% to $0.12 in December 2015 to keep the annual yield at approximately 2%. Kforce expects to continue these initiatives in 2016.
Industry Overview
We serve Fortune 1000 companies, the Federal Government, state and local governments, local and regional companies, and small to mid-sized companies. Our 10 largest clients represented approximately 26% of revenues and no single customer accounted for more than 6% of revenues for the year ended December 31, 2015. The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. We believe Kforce is one of the 10 largest publicly-traded specialty staffing firms in the United States. According to a report published by the SIA in July 2015, 122 companies reported at least $100 million in U.S. staffing revenues in 2014 with these companies representing an estimated 55.9% of the total market. Competition in a particular market can come from many different companies, both large and small. We believe, however, that our geographic presence, diversified service offerings, NRC, focus on consistent service and delivery and effective job order prioritization all provide a competitive advantage, particularly with clients that have operations in multiple geographic markets. In addition, we believe that our service offerings are primarily concentrated in areas with significant growth opportunities in both the short and long term.

Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2015, based on data published by the Bureau of Labor Statistics (“BLS”). Total temporary employment increased 3.3% year-over-year and the penetration rate remained near record levels at 2.06% in December 2015. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 5.0% as of December 2015, and non-farm payroll expanding an average of 221,000 jobs per month in 2015. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at 2.5% in December 2015. Further, we believe that the unemployment rate in the specialties we serve is lower than the published averages, which we believe speaks to the demand environment in which we are operating. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, may continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. Additionally, we believe the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of total workforce. Given the near record levels of the penetration rate, we believe that our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.
According to an industry forecast published by SIA in September 2015, the U.S. temporary staffing industry generated estimated revenues of $99.4 billion in 2012, $103.7 billion in 2013 and $109.2 billion in 2014, and has projected revenues of $116.4 billion in 2015 and $123.0 billion in 2016. Based on projected revenues of $116.4 billion for the U.S. temporary staffing industry, this would put the Firm’s overall market share at approximately 1%. Therefore, our previously discussed business strategies are sharply focused around expanding our share of the U.S. temporary staffing market and further penetrating our existing clients’ staffing needs.
Over the last few years, we have undertaken and continue to progress on several significant initiatives including: (1) executing a realignment plan to streamline our leadership and revenue-enabling personnel in an effort to better align a higher percentage of roles closer to the customer; (2) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (3) increasing revenue-generating talent to capitalize on targeted growth opportunities; (4) further defining and monitoring our client portfolio to ensure appropriate focus and prioritization; (5) further optimizing our NRC team in support of our field operations; (6) upgrading our corporate systems; (7) focusing on process improvements; and (8) divesting of HIM, which we considered a non-core business. We believe our realigned field operations and revenue-enabling operations models are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S. and are focused in key areas of expected growth in Tech and FA, are a key contributor to our long-term financial stability. We believe the divestiture of HIM provides us the opportunity to further dedicate our resources to exclusively providing technology and finance and accounting talent in the commercial and government markets through our staffing organization and Kforce Government Solutions, Inc., our government solutions provider.
Regulatory Environment
Staffing firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship between a firm and its staff, such as wage and hour regulations, tax withholding and reporting, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements and (3) substantive limitations on their operations.
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

Competition
We operate in a highly competitive and fragmented specialty staffing services industry within each of our operating segments. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms, and national and regional accounting firms that also offer certain specialty staffing services. However, within temporary staffing, the working capital requirements can be a barrier to entry, because most consultants are paid weekly and customers may take 30 to 45 days or more to pay.
In addition, many companies utilize Managed Service Providers (“MSP”) or Vendor Management Organizations ("VMO") for the management and purchase of staffing services. Generally, MSPs and VMOs are organizations that standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMSs can also be provided through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees of 1% to 4% of total service revenues, and these fees are usually recorded by staffing firms as a cost of services, thereby compressing profit margins. While Kforce does not currently provide MSP or VMO services directly to its clients, our strategy is to work with specific MSPs, VMOs and VMS providers to enable us to extend our Flex staffing services to the widest customer base possible within the sectors we serve.
Kforce believes that the availability and quality of associates and consultants, level of service, effective monitoring of job performance, scope of geographic service, and price are the principal elements of competition in our industry. We believe that availability of quality associates and consultants is especially important. In order to attract candidates and consultants, we place emphasis upon our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility, and permanent placement opportunities, all of which are important to Kforce being the “Employer of Choice.” Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals, and focus on our consultant care objectives. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure from some of our competitors. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, which may result in us not being able to effectively compete or choosing to not participate in certain business that does not meet our profitability standard.
As stated previously, according to SIA there are 122 staffing firms with more than $100 million in U.S. staffing revenues in operation and thousands of smaller organizations compete to varying degrees at local levels. Several similar companies – global, national, and local – compete in foreign markets. Our peer group for 2015, which is comprised of some of our largest competitors, included: CDI Corp., Computer Task Group Inc., Kelly Services, Inc., Manpower Inc., On Assignment, Inc., Resources Connection, Inc., Robert Half International Inc., and TrueBlue Inc.
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
Financial Information about Foreign and Domestic Operations
Substantially all of Kforce’s revenues are derived from domestic operations with customers located in the United States and substantially all long-lived assets were located in the United States for the three years ended December 31, 2015. One of our subsidiaries, Global, provides outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for each of the three years ended December 31, 2015, 2014 and 2013.

Financial Information about Business Segments
We provide our clients staffing services and solutions through three reporting segments: Tech, FA and GS. For segment financial data see Note 16 – “Reportable Segments” in the Notes to Consolidated Financial Statements.
Operating Employees and Personnel
As of December 31, 2015, Kforce employed more than 2,800 associates and had more than 11,600 consultants on assignment (“Flexible Consultants”) providing flexible staffing services and solutions to our clients. Approximately 85% of the Flexible Consultants are employed directly by Kforce (“Flexible Employees”); the balance consists of individuals who are employed by other entities (“Independent Contractors”) that provide their employees as subcontractors to Kforce for assignment to Kforce's clients. As the employer, Kforce is responsible for the operating employees’ and Flexible Employees’ payrolls and the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for operating employees and Flexible Employees. We have no collective bargaining agreements covering any of our operating employees or Flexible Employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.
Availability of Reports and Other Information
We make available, free of charge, through the Investor Relations page on our website, and by responding to requests addressed to Michael Blackman, our Chief Corporate Development Officer, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically submit such materials to the SEC. Our corporate website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document. The SEC makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC. The SEC’s website is http://www.sec.gov. Information provided on the SEC’s website is not part of this report.

Item 1A.         Risk Factors.
Kforce faces significant employment-related legal risk.
Kforce employs people internally and in the workplaces of our clients. An inherent risk of such activity includes possible discrimination and harassment claims; wrongful termination; violations of employment rights related to employment screening or privacy issues; classification of workers as employees or independent contractors; violations of wage and hour requirements; employment of illegal aliens; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of monetary damages or fines, or other material adverse effects on our business. To reduce our exposure, we maintain policies and guidelines to promote compliance with laws, rules and regulations applicable to our business. We also maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe is appropriate for our operations. However, the failure of any of our personnel to observe our policies and guidelines could result in negative publicity, injunctive relief, criminal investigation and/or charges, payments of monetary damages or fines, or other material adverse effects on our business. In addition, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime eligible workers and/or failure to pay overtime-eligible workers for all hours worked.
Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people internally and in the workplace of other businesses is that many of these individuals have access to client information systems and confidential information. Such activity includes possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, funds, or other property; cyber security breaches affecting our clients and/or us; or other acts. Such acts may result in negative publicity or other material adverse effects on our business. In addition, these occurrences may give rise to litigation, which could be time-consuming and expensive. To reduce our exposure, we maintain policies, procedures and insurance coverage for types and amounts we believe are appropriate in light of the aforementioned exposures. There can be no assurance that the corporate policies and practices we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. In addition, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost.
The U.S. professional staffing industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for staffing services is significantly affected by the general level of economic activity and employment in the United States. Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. Even without uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulties in forecasting the strength of economic cycles, and the short-term nature of many of our agreements, other than in our GS segment. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off full-time employees. In addition, an economic downturn could result in a reduction in the temporary staffing penetration rate, an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Approximately 98% of our revenue is generated by our business operations in the United States. Any substantial economic downturn in the United States or global impact on the United States could have a material adverse effect on our business, financial condition, and results of operations.
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
A large part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer/employee relationship could have a material adverse effect on Kforce. For example, changes to government regulations, including changes to statutory hourly wage and overtime regulations, could adversely affect the Firm's results of operations by increasing its costs.

Reclassification of our independent contractors by tax or regulatory authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.
We utilize individuals who are not our employees to provide services in connection with our business as third-party independent contractors rather than our direct employees. There is a heightened state and federal scrutiny of independent contractor relationships, which could adversely affect us given that we utilize independent contractors to perform our services. An adverse determination of the independent contractor status of these subcontracted personnel could result in a substantial tax or other liabilities to us.
Our collection, use and retention of personally identifiable information of our associates and consultants create risks that may harm our business.
In the ordinary course of our business, we collect and retain personal information of our associates and consultants and their dependents including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties (including third parties with substantially greater resources than our own; for example, foreign governments) may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or Flex employment candidates, harm to our reputation, and regulatory oversight by state or federal agencies.
The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
Kforce may be adversely affected by immigration restrictions.
Our Tech business utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. The H-1B visa classification that enables U.S. employers to hire qualified foreign nationals is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. The United States Citizenship and Immigration Service (“USCIS”) continues to closely scrutinize companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s subcontractors and has issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State, which have recently increased enforcement activities in the program. A narrow interpretation and vigorous enforcement, or legislative action relating to immigration, including legislation intended to reform existing immigration law, could adversely affect our ability to obtain foreign national labor and/or renew existing foreign national consultants on assignment, and could subject us to fines, penalties and sanctions. There can be no assurance that we will be able to keep or replace all foreign nationals currently on assignment, or continue to hire foreign national talent at the same rates as in the past.
Kforce may not be able to recruit and retain qualified personnel.
Kforce depends upon the abilities of its staff to attract and retain personnel, particularly technical, professional, and cleared government services personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect significant competition for individuals with proven technical or professional skills for the foreseeable future. The supply of available candidates has been constrained for the past few years. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.

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
Kforce maintains debt which contains restrictive covenants that could trigger prepayment of obligations or additional costs.
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
Declines in business or a loss of our major customer accounts could have a material adverse effect on our revenues and financial results.
Part of our business strategy includes enhancing our service offerings to our largest client accounts. This strategy is intended to enable us to profitably grow our revenues from our major customer accounts, however, it also concentrates a significant portion of our revenues among our largest clients and exposes us to increased risks arising from decreases in the volume of business from, or the possible loss of, those major customer accounts. Organizational changes occurring within those customers, or a deterioration of their financial condition or business prospects, could reduce their need for our services and result in a significant decrease in the revenues we derive from those customers and could have a material adverse effect on our financial results.
Kforce’s temporary staffing business could be adversely impacted by health care reform.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) imposes new mandates on individuals and employers, requiring most individuals to have health insurance. The PPACA assesses penalties on large employers that do not offer health insurance meeting certain coverage, value, or affordability standards to all full-time employees as defined under the PPACA. Because the regulations governing the PPACA’s employer mandate are new and subject to interpretation, it is possible that Kforce may incur liability in the form of penalties, fines, or damages if the health plans we offer are subsequently found not to meet minimum essential coverage, affordability or minimum value standards, or if our method for determining eligibility for coverage is found inadequate or our clients seek indemnification for health care claims resulting from consultants working on client assignments. The cost of any such penalties, fines or damages could have a material adverse effect on Kforce’s financial and operating results.
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
Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant or vendor payment functions. Kforce’s information systems are vulnerable to natural disasters (we are headquartered and our leased data center are located in a hurricane-prone area), fire or casualty theft, technical failures, terrorist acts, cyber security breaches, power loss, telecommunications failures, physical or software intrusions, computer viruses, and similar events. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could prove difficult or impossible, causing a material adverse effect on our business. Some of our information technology systems and networks are cloud-based or managed by third parties. In addition, we depend on third-party vendors for certain functions (including the operations of our leased data center), whose future performance and reliability we cannot control.
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
Cyber attacks or other breaches of network or information technology used by our associates and consultants, as well as risks associated with compliance on data privacy could have an adverse effect on our systems, services, operations and financial results. These attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Techniques used to obtain unauthorized access or cause system interruption change frequently and may not immediately produce signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us or our employees or customers. Other results of these incidents could include, but are not limited to, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.
Significant increases in payroll-related costs could adversely affect Kforce’s business.
Kforce is required to pay a number of federal, state, and local payroll and related costs or provide certain benefits such as paid time off, sick leave, unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, related to our employees. Significant increases in the effective rates of any payroll-related costs would likely have a material adverse effect on Kforce. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.

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
Agreements may be terminated by clients and Flexible Consultants at will and the termination of a significant number of such agreements could adversely affect our revenues.
Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. Each Flexible Consultant's relationship with us is terminable at will. If clients terminate a significant number of our agreements and we are unable to generate new contracts, or a significant number of our contracted personnel terminate their employment with us and are unable to find suitable replacements, the growth of our business could be adversely affected and our revenues and results of operations could be harmed.
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

Kforce’s stock price may be volatile.
The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the staffing industry, or other developments affecting us, our clients, or our competitors; some of which may be unrelated to our performance.
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

RISKS RELATED TO OUR GOVERNMENT BUSINESS
Our GS segment is substantially dedicated to contracting with and serving U.S. Federal Government agencies (the “Government Business”). In addition, Kforce supplies services to the Federal Government which poses additional risks to those mentioned previously. Federal contractors, including Kforce face a number of risks, including the following:
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
The Federal Government also may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impact our ability to obtain new contracts. A failure to comply with all applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with Federal Government agencies; each of which could lead to a material reduction in our revenues, cash flows and operating results.
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
Changes in the spending policies or budget priorities of the Federal Government including the failure by Congress to approve budgets, raise the U.S. debt ceiling or avoid sequestration on a timely basis for the federal agencies we support could delay, reduce or stop federal spending and cause us to lose revenue or impair our intangible assets.
Changes in Federal Government fiscal or spending policies could materially adversely affect our Government Business; in particular, our business could be materially adversely affected by decreases in Federal Government spending. In addition, on an annual basis, Congress must approve and the President must sign the appropriation bills that govern spending by each of the federal agencies we support. If Congress is unable to agree on budget priorities and is unable to appropriate funds or pass the annual budget on a timely basis, as has been the case in recent years, there may be delays, reductions or cessations of funding for our services and solutions. In addition, from time to time it has been necessary for Congress to raise the U.S. debt ceiling in order to allow for borrowing necessary to fund government operations. If that becomes necessary again and Congress fails to raise the debt ceiling on a timely basis, there may be delays, reductions or cessations of funding for our services and solutions. Furthermore, legislatively mandated cuts in federal programs, known as sequestration, could result in delays, reductions or cessation of funding for our services and solutions.

Competition is intense in the Government Business.
There is often intense competition to win federal agency contracts. The competitive bidding process entails substantial costs and management time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Even when a contract is awarded to us, we may encounter significant expenses, delays, contract modifications, or bid protests from competitors. If we are unable to successfully compete for new business or win competitions to maintain existing business, our operations could be materially adversely affected. Many of our competitors are larger and have greater resources, larger client bases, and greater brand recognition than we do. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide.
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
Item 3.         Legal Proceedings.
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015
High	$24.99	$23.92	$29.33	$28.84
Low	$21.34	$20.32	$21.83	$22.90
2014
High	$22.59	$23.80	$22.76	$24.72
Low	$17.30	$19.97	$17.20	$18.65
From January 1, 2016 through February 23, 2016, the high and low intra-day sales price of our common stock was $25.00 and $14.87, respectively. On February 23, 2016, the last reported sale price of our common stock on the NASDAQ Global Select Market was $16.14 per share.
Holders of Common Stock
As of February 23, 2016, there were approximately 167 holders of record.
Dividends
Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of forfeitable restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price on the record date. Such additional shares have the same vesting terms and conditions as the outstanding and unvested restricted stock. The following table provides quarterly dividend information for the years ended December 31, 2015 and 2014:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2015	$0.11	$0.11	$0.11	$0.12
2014	$0.10	$0.10	$0.10	$0.11
Kforce currently expects to continue to declare and pay quarterly dividends of a similar amount. However, the declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of, among other things, the Firm’s financial performance and our legal ability to pay dividends. There can be no assurances that dividends will be paid in the future.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about our common stock that may be issued under all of our existing equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c) (Excluding Securities Reflected in Column (a)) (3) (4)
Equity compensation plans approved by shareholders
Kforce Inc. 2013 Stock Incentive Plan	—	—	1,638,581
Kforce Inc. 2006 Stock Incentive Plan	25,000	$11.58	34,425
Kforce Inc. 2009 Employee Stock Purchase Plan	N/A	N/A	2,790,395
Kforce Inc. Incentive Stock Option Plan (5)	—	$—	—
Total	25,000	$11.58	4,463,401

(1)
In addition to the number of securities listed in this column, 1,179,094 shares and 114,223 shares of restricted stock granted under the 2013 Stock Incentive Plan and 2006 Stock Incentive Plan, respectively, have been issued and are unvested as of December 31, 2015.

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

(4)
As of December 31, 2015, there were options outstanding under the Kforce Inc. 2009 Employee Stock Purchase Plan (“2009 ESPP”) to purchase 7,997 shares of common stock at a discounted purchase price of $24.02.

(5)	Issuances of options under the Incentive Stock Option Plan ceased in 2005. All of the outstanding options issued pursuant to this plan expired in March 2015.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—	$—	—	$66,199,289
November 1, 2015 to November 30, 2015	331,912	$26.99	319,200	$57,584,351
December 1, 2015 to December 31, 2015	184,204	$25.15	184,204	$52,951,890
Total	516,116	$26.33	503,404	$52,951,890

(1)	Includes 12,712 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period November 1, 2015 to November 30, 2015.

Item 6.     Selected Financial Data.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2015	2014 (1)	2013 (2)(3)	2012 (4)(5)	2011
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$1,319,238	$1,217,331	$1,073,728	$1,005,487	$936,036
Gross profit	414,114	374,581	344,376	320,586	293,271
Selling, general and administrative expenses	330,416	315,338	307,944	305,940	258,578
Goodwill impairment	—	—	14,510	69,158	—
Depreciation and amortization	9,831	9,894	9,846	10,789	12,505
Other expense, net	2,195	1,392	1,147	1,057	1,220
Income (loss) from continuing operations, before income taxes	71,672	47,957	10,929	(66,358)	20,968
Income tax expense (benefit)	28,848	18,559	5,635	(24,227)	7,339
Income (loss) from continuing operations	42,824	29,398	5,294	(42,131)	13,629
Income from discontinued operations, net of income taxes	—	61,517	5,493	28,428	13,527
Net income (loss)	$42,824	$90,915	$10,787	$(13,703)	$27,156
Earnings (loss) per share – basic, continuing operations	$1.53	$0.94	$0.16	$(1.18)	$0.36
Earnings (loss) per share – diluted, continuing operations	$1.52	$0.93	$0.16	$(1.18)	$0.35
Earnings (loss) per share – basic	$1.53	$2.89	$0.32	$(0.38)	$0.72
Earnings (loss) per share – diluted	$1.52	$2.87	$0.32	$(0.38)	$0.70
Weighted average shares outstanding – basic	27,910	31,475	33,511	35,791	37,835
Weighted average shares outstanding – diluted	28,190	31,691	33,643	35,791	38,831
Cash dividends declared per share	$0.45	$0.41	$0.10	$1.00	$—
	As of December 31,
	2015	2014	2013	2012	2011
	(IN THOUSANDS)
Working capital	$126,788	$130,226	$112,913	$72,685	$103,075
Total assets	$351,822	$363,922	$347,768	$325,149	$409,672
Total outstanding borrowings on credit facility	$80,472	$93,333	$62,642	$21,000	$49,526
Total long-term liabilities	$124,449	$130,351	$100,562	$56,429	$93,393
Stockholders’ equity	$139,627	$139,388	$157,233	$169,846	$233,115

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

(5)
In connection with the disposition of Kforce Clinical Research, Inc. (“KCR”), the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested restricted stock and alternative long-term incentive (“ALTI”) awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012.

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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following MD&A is intended to help the reader understand Kforce, our operations, and our present business environment. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report, as well as Item 1. Business of this report for an overview of our operations and business environment.
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for 2015.

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

Effective August 3, 2014, Kforce divested its HIM segment through a sale of all of the issued and outstanding stock of KHI. The results presented in the accompanying Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and 2013 include activity relating to HIM as a discontinued operation. Except when specifically noted, our discussions below exclude any activity related to HIM, which are addressed separately in the discussion of Income from Discontinued Operations, Net of Income Taxes.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are 2015 highlights, which should be considered in the context of the additional discussions in this report and in conjunction with the consolidated financial statements and notes thereto. We believe such highlights are as follows:

•	Net service revenues increased 8.4% to $1.32 billion in 2015 from $1.22 billion in 2014. Net service revenues increased 6.3% for Tech and 17.7% for FA and decreased 0.7% for GS.

•	Flex revenues increased 8.1% to $1.27 billion in 2015 from $1.17 billion in 2014.

•	Direct Hire revenues increased 15.8% to $54.1 million in 2015 from $46.7 million in 2014.

•
Flex gross profit margin increased 50 basis points to 28.5% in 2015 from 28.0% in 2014 principally as a result of an expansion in the spread between our bill rates and pay rates in the FA segment, improved profitability from our GS segment primarily as a result of growth in its product business which carries a higher margin profile, and a more favorable payroll tax environment. Flex gross profit margin increased 20 basis points for Tech, 20 basis points for FA and 330 basis points for GS year-over-year.

•
Selling, general and administrative ("SG&A") expenses as a percentage of revenues for the year ended December 31, 2015 was 25.0% compared to 25.9% in 2014 reflecting the leverage provided by our revenue growth, lower relative compensation costs and, we believe, continued spending discipline.

•	Income from continuing operations of $42.8 million in 2015 increased $13.4 million compared with income from continuing operations of $29.4 million in 2014.

•
Net income of $42.8 million for the year ended December 31, 2015 decreased $48.1 million from net income of $90.9 million for the year ended December 31, 2014 due primarily to the gain on sale of HIM in 2014.

•	Diluted earnings per share from continuing operations for the year ended December 31, 2015 increased to $1.52, or 63.4%, from $0.93 per share in 2014.

•	During 2015, Kforce repurchased 1.5 million shares of common stock on the open market at a total cost of approximately $36.7 million.

•
The Firm declared and paid dividends totaling $0.45 per share during the year ended December 31, 2015 resulting in an aggregated cash payout of $12.5 million. The dividend in the fourth quarter increased to $0.12 per share.

•
The total amount outstanding under the credit facility decreased $12.8 million to $80.5 million as of December 31, 2015 as compared to $93.3 million as of December 31, 2014 resulting primarily from strong operating cash flows of $70.2 million.

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
Our significant accounting policies are discussed in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Allowance for Doubtful Accounts, Fallouts and Other Accounts Receivable Reserves

See Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our policies related to determining our allowance for doubtful accounts, fallouts and other accounts receivable reserves.

Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy, in establishing its allowance for doubtful accounts.

Kforce estimates its allowance for Direct Hire fallouts based on our historical experience with the actual occurrence of fallouts.

Kforce estimates its reserve for future revenue adjustments (e.g. bill rate adjustments, time card adjustments, early pay discounts) based on our historical experience.

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts, fallouts and other accounts receivable reserves. As of December 31, 2015 and 2014, these allowances were 1.1% and 1.0% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts, fallouts and other accounts receivable reserves. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% difference in actual accounts receivable losses reserved at December 31, 2015, would have impacted our net income for 2015 by approximately $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. We monitor the existence of potential impairment indicators throughout the year. See Note 6 – “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the valuation methodologies employed.

The carrying value of goodwill as of December 31, 2015 by reporting unit was approximately $17.0 million, $8.0 million and $20.9 million for our Tech, FA and GS reporting units, respectively.

We determine the fair value of our reporting units using widely accepted valuation techniques, including the discounted cash flow, guideline transaction method and guideline company method. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

For our Tech and FA reporting units, Kforce assessed the qualitative factors of each reporting unit to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based upon the qualitative assessments, it was determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values.

For our GS reporting unit, however, a quantitative step one impairment assessment was performed as of December 31, 2015. We compared the carrying value of the GS reporting unit to its estimated fair value noting that the fair value exceeded carrying value by 63%. As a result, no goodwill impairment charges were recognized during the year ended December 31, 2015.

Although the valuation of the business supported its carrying value in 2015, a deterioration in any of the assumptions discussed in Note 6 – “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this report, could result in an additional impairment charge in the future.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Self-Insured Liabilities

We are self-insured for certain losses related to health insurance and workers’ compensation claims that are below insurable limits. However, we obtain third-party insurance coverage to limit our exposure to claims in excess of insurable limits.

When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, plan structure, internal claims management activities, demographic factors and severity factors. Periodically, management reviews its assumptions to determine the adequacy of our self-insured liabilities.

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2015 were $3.0 million and $1.3 million, respectively.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date.

We have not made any material changes in the accounting methodologies used to establish our self-insured liabilities during 2015 and 2014.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2015 would have impacted our net income for 2015 by approximately $0.3 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Stock-Based Compensation

We have stock-based compensation programs, which include options, stock appreciation rights (“SARs”) and restricted stock awards. See Note 1 – “Summary of Significant Accounting Policies” and Note 13 – “Stock Incentive Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our stock-based compensation programs.

We have not granted any stock options or SARs over the last three years. We determine the fair market value of our restricted stock based on the closing stock price of Kforce’s common stock on the date of grant.
The stock compensation expense recorded is impacted by our estimated forfeiture rates, which are based on historical forfeitures.
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

A 10% change in unrecognized stock-based compensation expense would have impacted our net income by $1.1 million for 2015.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plan – U.S.

We have a defined benefit pension plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”). See Note 11 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the terms of this plan.

The SERP was not funded as of December 31, 2015 or 2014.

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

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP during 2015 would have had an insignificant impact on our net income for 2015.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Income Taxes

See Note 4 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Kforce’s income tax expense, as well as the temporary differences that exist as of December 31, 2015.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our liability for uncertain income tax positions or our effective income tax rate. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Kforce recorded a valuation allowance of approximately $0.1 million as of December 31, 2015 related primarily to state net operating losses.

A 0.50% change in our effective income tax rate would have impacted our net income for 2015 by approximately $0.4 million.

NEW ACCOUNTING STANDARDS
See Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a discussion of new accounting standards.
RESULTS OF OPERATIONS
Net service revenues for the years ended December 31, 2015, 2014 and 2013 were approximately $1.32 billion, $1.22 billion and $1.07 billion, respectively, which represents an increase of 8.4% from 2014 to 2015 and 13.4% from 2013 to 2014. The increase in 2015 from 2014 was composed of increases of 6.3% in our Tech segment (which represented 67.9% of total net service revenues in 2015) and 17.7% in our FA segment (which represented 24.7% of total net service revenues in 2015), and a decrease of 0.7% in our GS segment (which represented 7.4% of total net service revenues in 2015). The increase in 2014 from 2013 was composed of increases of 13.9% in our Tech segment (which represented 69.2% of total net service revenues in 2014), 14.2% in our FA segment (which represented 22.7% of total net service revenues in 2014) and 6.6% in our GS segment (which represented 8.1% of total net service revenues in 2014). Flex revenues increased 8.1% in 2015 compared to 2014 and increased 14.2% in 2014 compared to 2013. Direct Hire revenues increased 15.8% in 2015 compared to 2014 and decreased 3.6% in 2014 compared to 2013.
Flex gross profit margins increased 50 basis points to 28.5% for the year ended December 31, 2015 as compared to 28.0% for the year ended December 31, 2014. The increase is due primarily to an expansion in the spread between our bill rates and pay rates in the FA segment, improved profitability from our GS segment, and a more favorable payroll tax environment as compared to 2014. Flex gross profit margins decreased 90 basis points to 28.0% for the year ended December 31, 2014 from 28.9% for the year ended December 31, 2013. The decrease was due primarily to the impact of a change in spread between our bill rates and pay rates as a result of higher concentration of our revenue growth coming from larger, lower-margin profile clients and an increase in benefit costs. SG&A expenses as a percentage of net service revenues were 25.0%, 25.9% and 28.7% for the years ended December 31, 2015, 2014 and 2013, respectively. The decreases in SG&A expenses as a percentage of net service revenues were primarily driven by leverage provided by our revenue growth and a decrease in compensation, commission, payroll taxes and benefit related costs.
Additionally, during the year ended December 31, 2013, Kforce recorded a goodwill impairment charge of $14.5 million in our GS reporting unit. The impairment charge was a result of a business strategy decision made during the fourth quarter of 2013, regarding the GS reporting unit, to focus its service offerings and efforts on prime integrated business solutions opportunities with the Federal Government.
Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2015, based on data published by the BLS. Total temporary employment increased 3.3% year-over-year and the penetration rate remained near record levels at 2.06% in December 2015. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 5.0% as of December 2015, and non-farm payroll expanding an average of 221,000 jobs per month in 2015. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at 2.5% in December 2015. Further, we believe that the unemployment rate in the specialties we serve is lower than the published averages, which we believe speaks to the demand environment in which we are operating. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and impact of health care reform, may continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. Additionally, we believe the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of total workforce. Given the near record levels of the penetration rate, we believe that our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

Over the last few years, we have undertaken and continue to progress on several significant initiatives including: (1) executing a realignment plan to streamline our leadership and revenue-enabling personnel in an effort to better align a higher percentage of roles closer to the customer; (2) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (3) increasing revenue-generating talent to capitalize on targeted growth opportunities; (4) further defining and monitoring our client portfolio to ensure appropriate focus and prioritization; (5) further optimizing our NRC team in support of our field operations; (6) upgrading our corporate systems; (7) focusing on process improvements; and (8) divesting of HIM, which we considered a non-core business. We believe our realigned field operations and revenue-enabling operations models are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S. and are focused in key areas of expected growth in Tech and FA, are a key contributor to our long-term financial stability. We believe the divestiture of HIM provides us the opportunity to further dedicate our resources to exclusively providing technology and finance and accounting talent in the commercial and government markets through our staffing organization and Kforce Government Solutions, Inc., our government solutions provider.
Net Service Revenues. The following table sets forth, as a percentage of net service revenues, certain items in our Consolidated Statements of Operations and Comprehensive Income for the years ended:

	December 31,
	2015	2014	2013
Revenues by Segment:
Tech	67.9%	69.2%	68.9%
FA	24.7	22.7	22.6
GS	7.4	8.1	8.5
Net service revenues	100.0%	100.0%	100.0%
Revenues by Type:
Flex	95.9%	96.2%	95.5%
Direct Hire	4.1	3.8	4.5
Net service revenues	100.0%	100.0%	100.0%
Gross profit	31.4%	30.8%	32.1%
Selling, general and administrative expenses	25.0%	25.9%	28.7%
Goodwill impairment	—%	—%	1.4%
Depreciation and amortization	0.7%	0.8%	0.9%
Income from continuing operations, before income taxes	5.4%	3.9%	1.0%
Income from continuing operations	3.2%	2.4%	0.5%
Net income	3.2%	7.5%	1.0%

The following table details net service revenues for Flex and Direct Hire by segment and changes from the prior year (in thousands):

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Tech
Flex	$873,609	6.1%	$823,311	14.3%	$720,179
Direct Hire	22,333	16.6%	19,158	(0.1)%	19,183
Total Tech	$895,942	6.3%	$842,469	13.9%	$739,362
FA
Flex	$294,186	18.0%	$249,274	16.9%	$213,158
Direct Hire	31,738	15.3%	27,537	(5.9)%	29,259
Total FA	$325,924	17.7%	$276,811	14.2%	$242,417
GS
Flex	$97,372	(0.7)%	$98,051	6.6%	$91,949
Total GS	$97,372	(0.7)%	$98,051	6.6%	$91,949
Total Flex	$1,265,167	8.1%	$1,170,636	14.2%	$1,025,286
Total Direct Hire	54,071	15.8%	46,695	(3.6)%	48,442
Total Net Service Revenues	$1,319,238	8.4%	$1,217,331	13.4%	$1,073,728
Certain quarterly revenue trends are referred to in discussing annual comparisons. Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. The following 2015 quarterly information is presented for informational purposes only (in thousands, except Billing Days).

	Three Months Ended
	December 31		September 30		June 30		March 31
	Revenues	Year-Over-Year Growth Rates	Revenues	Year-Over-Year Growth Rates	Revenues	Year-Over-Year Growth Rates	Revenues	Year-Over-Year Growth Rates
Flex
Tech	$212,917	0.2%	$226,381	6.6%	$225,873	9.6%	$208,438	8.3%
FA	78,512	15.7%	76,707	19.4%	72,773	21.2%	66,194	15.9%
GS	22,857	(13.9)%	24,351	(1.8)%	24,264	1.3%	25,900	13.7%
Total Flex	$314,286	2.4%	$327,439	8.7%	$322,910	11.3%	$300,532	10.4%
Direct Hire
Tech	$5,109	7.8%	$5,732	6.7%	$6,291	24.9%	$5,201	29.8%
FA	8,304	15.7%	8,404	17.9%	8,152	7.9%	6,878	21.0%
Total Direct Hire	$13,413	12.6%	$14,136	13.1%	$14,443	14.7%	$12,079	24.7%
Total
Tech	$218,026	0.4%	$232,113	6.6%	$232,164	9.9%	$213,639	8.7%
FA	86,816	15.7%	85,111	19.2%	80,925	19.7%	73,072	16.4%
GS	22,857	(13.9)%	24,351	(1.8)%	24,264	1.3%	25,900	13.7%
Total	$327,699	2.8%	$341,575	8.8%	$337,353	11.4%	$312,611	10.8%

Billing Days	62		64		64		63

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenues for our largest segment, Tech, increased 6.1% during the year ended December 31, 2015 as compared to 2014 and increased 14.3% in 2014 from 2013. In the second half of 2015, we experienced deceleration in our year-over-year quarterly growth rates, which were 9.6% in the second quarter, 6.6% in the third quarter and 0.2% in the fourth quarter of 2015. This deceleration was primarily the result of several large clients decreasing their spending with Kforce as a result of conditions which we believe are temporary in nature, arising after certain significant organizational changes within these clients. We do not believe this decrease in spending represents a fundamental longer-term shift in spend. A September 2015 report published by SIA stated that temporary technology staffing is expected to experience growth of 6% in 2015 and an additional 6% in 2016. We believe that the broad-based drivers to the demand in technology staffing such as cloud-computing, data analytics, mobility and cybersecurity will continue and that we are well positioned in this space. The Firm believes the Tech segment will continue to grow year-over-year in 2016 due to the market strength, the opportunities we see with our clients and the investments in revenue-generating resources that we intend to assign to growing priority client accounts.
Our FA segment experienced an increase in Flex revenues of 18.0% during the year ended December 31, 2015 as compared to 2014 and increased 16.9% in 2014 from 2013. In its September 2015 update, SIA stated that finance and accounting staffing is expected to experience growth of 10% in 2015 and an additional 6% in 2016. The Firm believes it is well-positioned to take advantage of this growth as a result of the expected increase in productivity, which normally comes with tenure, of the revenue-generating talent added in FA Flex in the last few years. The Firm believes the FA segment will continue to achieve year-over-year growth in 2016.
Our GS segment experienced a decrease in net service revenues of 0.7% during the year ended December 31, 2015 as compared to 2014 and increased 6.6% in 2014 from 2013. There remains continued uncertainty within this segment due to an increase in competition and the lowest price technically acceptable government procurement environment. Our GS segment had a significant amount of its contracts go through a standard recompete cycle with the Federal Government and retained each of these contracts. The Firm believes the GS segment will grow in 2016.
The following table details total Flex hours for our Tech and FA segments and percentage changes over the prior period for the years ended December 31 (in thousands):

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Tech	12,885	7.2%	12,024	10.0%	10,929
FA	9,008	17.1%	7,691	17.4%	6,550
Total hours	21,893	11.0%	19,715	12.8%	17,479
As the GS segment primarily provides integrated business solutions as compared to staffing services, Flex hours are not presented above.
The increase in Flex revenues for Tech for the year ended December 31, 2015 compared to the year ended December 31, 2014 was $50.3 million, composed of a $58.5 million increase in volume, a $7.7 million decrease in bill rate and a $0.5 million decrease from the impact of billable expenses. The increase in Flex revenues for FA for the year ended December 31, 2015 compared to the year ended December 31, 2014 was $44.9 million, composed of a $42.6 million increase in volume and a $2.3 million increase in bill rate. The increase in Flex revenues for Tech for the year ended December 31, 2014 compared to the year ended December 31, 2013 was $103.1 million, composed of a $71.6 million increase in volume, a $31.0 million increase in bill rate and a $0.5 million increase from the impact of billable expenses. The increase in Flex revenues for FA for the year ended December 31, 2014 compared to the year ended December 31, 2013 was $36.1 million, composed of a $37.0 million increase in volume, a $0.8 million decrease in bill rate and a $0.1 million decrease from the impact of billable expenses.

The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to project-based work. Flex billable expenses for each of our segments were as follows for the years ended December 31 (in thousands):

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Tech	$5,584	(8.4)%	$6,093	8.2%	$5,630
FA	282	(8.7)%	309	(27.0)%	423
GS	363	(7.2)%	391	12.4%	348
Total billable expenses	$6,229	(8.3)%	$6,793	6.1%	$6,401
Direct Hire Fees. The primary drivers of Direct Hire fees are the number of placements and the fee for these placements. Direct Hire fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.
Direct Hire revenues increased 15.8% during the year ended December 31, 2015 as compared to 2014. Direct Hire revenues decreased 3.6% during the year ended December 31, 2014 as compared to 2013.
Total placements for our Tech and FA segments were as follows for the years ended December 31:

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Tech	1,395	16.9%	1,193	(2.4)%	1,222
FA	2,505	11.0%	2,256	(7.9)%	2,449
Total placements	3,900	13.1%	3,449	(6.0)%	3,671
The average fee per placement for our Tech and FA segments were as follows for the years ended December 31:

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Tech	$16,014	(0.3)%	$16,062	2.3%	$15,695
FA	12,668	3.8%	12,205	2.2%	11,946
Total average placement fee	$13,864	2.4%	$13,539	2.6%	$13,194
The increase in Direct Hire revenues from 2014 to 2015 was $7.4 million, composed of a $6.1 million increase in volume and a $1.3 million increase in rate. The decrease in Direct Hire revenues from 2013 to 2014 was $1.7 million, composed of a $2.9 million decrease in volume, partially offset by a $1.2 million increase in rate.
Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance, and subcontractor costs) from net Flex service revenues. In addition, consistent with industry practices, gross profit dollars from Direct Hire fees are equal to revenues, because there are generally no direct costs associated with such revenues. As noted above, our GS segment does not make permanent placements; as a result, its gross profit percentage is the same as its Flex gross profit percentage.
The following table presents, for each segment, the gross profit percentage (gross profit as a percentage of revenues) for the year, as well as the increase or decrease over the preceding period, as follows:

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Tech	29.2%	1.0%	28.9%	(2.7)%	29.7%
FA	36.5%	—%	36.5%	(5.4)%	38.6%
GS	34.3%	10.6%	31.0%	(9.1)%	34.1%
Total gross profit percentage	31.4%	1.9%	30.8%	(4.0)%	32.1%

Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between bill rate and pay rate for Flex.
The following table presents, for each segment, the Flex gross profit percentage for the years ended December 31:

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Tech	27.4%	0.7%	27.2%	(2.2)%	27.8%
FA	29.7%	0.7%	29.5%	(2.3)%	30.2%
GS	34.3%	10.6%	31.0%	(9.1)%	34.1%
Total Flex gross profit percentage	28.5%	1.8%	28.0%	(3.1)%	28.9%
The increase in Flex gross profit from 2014 to 2015 was $32.2 million, composed of a $26.5 million increase in volume and a $5.7 million increase in rate. The increase in Flex gross profit from 2013 to 2014 was $32.0 million, composed of a $42.0 million increase in volume, partially offset by a $10.0 million decrease in rate.
The increase in Flex gross profit percentage of 50 basis points in 2015 from 2014 was due primarily to an increase in the spread between our bill rates and pay rates in the FA segment, improved profitability from our GS segment primarily as a result of growth in its product business which carries a higher margin profile, and a more favorable payroll tax environment as compared to 2014. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
Selling, General and Administrative (“SG&A”) Expenses. For the years ended December 31, 2015, 2014 and 2013, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.2%, 84.8%, and 85.9%, respectively. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the years ended December 31 (in thousands):

	2015	% of Revenues	2014	% of Revenues	2013	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$278,207	21.1%	$267,471	22.0%	$264,636	24.7%
Other	52,209	3.9%	47,867	3.9%	43,308	4.0%
Total SG&A	$330,416	25.0%	$315,338	25.9%	$307,944	28.7%
SG&A as a percentage of net service revenues decreased 90 basis points in 2015 compared to 2014. This was primarily attributable to a decrease in compensation, commissions, payroll taxes and benefits costs of 0.9% of net service revenues, which was primarily a result of a reduction in salaries and wages, benefits costs and a decrease in commissions, driven by changes made to our compensation plans to drive improvement in associate productivity. We continue to be diligent with managing our SG&A expenses and expect to generate further leverage in 2016 as revenues grow, which may be partially offset by an investment in revenue-generating talent and certain technology initiatives.
SG&A as a percentage of net service revenues decreased 280 basis points in 2014 compared to 2013. This was primarily attributable to a decrease in compensation, commissions, payroll taxes and benefits cost of 2.7% of net service revenues, which was primarily a result of a reduction in compensation expense due to the organizational realignment executed by the Firm during the fourth quarter of 2013, as well as a decrease in the annual effective commission rate due to certain changes made to our compensation plans.

Goodwill Impairment. During the year ending December 31, 2015, for our Tech and FA reporting units, Kforce assessed the qualitative factors of each reporting unit concluding there were no impairments. For our GS reporting unit, Kforce performed a step one goodwill impairment analysis as of December 31, 2015 which resulted in no impairment. During the year ended December 31, 2014, Kforce performed a step one goodwill impairment analysis for each of its reporting units, which resulted in no impairments. During the fourth quarter of 2013, Kforce management made a strategic business decision with regard to the GS reporting unit to focus its service offerings and efforts on prime integrated business solutions and as a result we recorded an impairment charge on the GS reporting unit goodwill in the amount of approximately $14.5 million, with a related tax benefit of approximately $5.2 million during the year ended December 31, 2013.
Depreciation and Amortization. The following table presents depreciation and amortization expense by major category for the years ended December 31, 2015, 2014 and 2013, as well as the increases (decreases) experienced during 2015 and 2014 (in thousands):

	2015	Increase (Decrease)	2014	Increase (Decrease)	2013
Fixed asset depreciation	$6,738	6.2%	$6,345	8.2%	$5,863
Capitalized software amortization	2,318	(20.2)%	2,904	(10.3)%	3,236
Intangible asset amortization	775	20.2%	645	(13.7)%	747
Total depreciation and amortization	$9,831	(0.6)%	$9,894	0.5%	$9,846
Fixed Asset Depreciation: The $0.4 million increase in 2015 is primarily the result of the leasehold improvement additions made during 2015. The $0.5 million increase in 2014 is primarily the result of leasehold improvement and furniture and fixture additions made during 2014.
Capitalized Software Amortization: The $0.6 million decrease in 2015 is primarily the result of several capitalized software balances becoming fully amortized during 2015. The $0.3 million decrease in 2014 is primarily the result of software disposals during 2014.
Other Expense, Net. Other expense, net was $2.2 million in 2015, $1.4 million in 2014, and $1.1 million in 2013, and consists primarily of interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. For the year ending December 31, 2015, income tax expense as a percentage of income from continuing operations before income taxes (our “effective rate”) was 40.3%. The 2015 rate was unfavorably impacted by a change in the overall mix of income in the various state jurisdictions and the increase in particular uncertain tax positions. For the year ending December 31, 2014, income tax expense as a percentage of income from continuing operations before income taxes was 38.7%. There were no individual items that had a material impact on Kforce's effective rate. For the year ending December 31, 2013, income tax expense as a percentage of income from continuing operations before income taxes was 51.6%, which was impacted by certain non-deductible meals and entertainment, the partially non-deductible goodwill impairment charge and certain other non-deductible expenses.
Income from Discontinued Operations, Net of Income Taxes. Discontinued operations for the years ended December 31, 2014 and 2013 include the consolidated income and expenses for HIM. During the three months ended September 30, 2014, Kforce completed the sale of HIM resulting in a pre-tax gain of $94.3 million. Included in the determination of the pre-tax gain is approximately $4.9 million of goodwill for HIM and transaction expenses totaling approximately $11.0 million, which primarily included legal fees, stock-based compensation related to acceleration of restricted stock due to change in control provisions, commissions and transaction bonuses.
Income tax expense as a percentage of income from discontinued operations, before income taxes, for the year ended December 31, 2014 and 2013 was 40.6% and 40.1%, respectively.

Adjusted EBITDA and Adjusted EBITDA Per Share. "Adjusted EBITDA", a non-GAAP financial measure, is defined by Kforce as net income before income from discontinued operations, net of income taxes, non-cash impairment charges, interest, income taxes, depreciation and amortization and stock-based compensation expense. "Adjusted EBITDA Per Share", a non-GAAP financial measure, is Adjusted EBITDA divided by the number of diluted weighted average shares outstanding. Adjusted EBITDA and Adjusted EBITDA Per Share should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share. Adjusted EBITDA and Adjusted EBITDA Per Share are key measures used by management to evaluate our operations, including our ability to generate cash flows and our ability to repay our debt obligations, and management believes they are good measures of our core profitability, consequently, management believes they are useful information to investors. The measures should not be considered in isolation or as alternatives to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA and Adjusted EBITDA Per Share, as presented, may not be comparable to similarly titled measures of other companies.
Some of the items that are excluded also impacted certain balance sheet assets, resulting in all or a portion of an asset being written off without a corresponding recovery of cash that may have previously been spent with respect to the asset. In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest. We encourage you to evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents Adjusted EBITDA and Adjusted EBITDA Per Share results and includes a reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA Per Share to Earnings Per Share for the years ended December 31 (in thousands, except per share amounts):

	Years Ended December 31,
	2015	Per Share	2014	Per Share	2013	Per Share
Net income	$42,824	$1.52	$90,915	$2.87	$10,787	$0.32
Income from discontinued operations, net of income taxes	—	—	61,517	1.94	5,493	0.16
Income from continuing operations	$42,824	$1.52	$29,398	$0.93	$5,294	$0.16
Goodwill impairment, pre-tax	—	—	—	—	14,510	0.43
Depreciation and amortization	9,831	0.35	9,894	0.31	9,846	0.29
Stock-based compensation expense	5,819	0.21	2,969	0.09	2,555	0.07
Interest expense and other	1,960	0.07	1,396	0.04	1,212	0.04
Income tax expense	28,848	1.02	18,559	0.59	5,635	0.17
Adjusted EBITDA	$89,282	$3.17	$62,216	$1.96	$39,052	$1.16
Weighted average shares outstanding - basic	27,910		31,475		33,511
Weighted average shares outstanding - diluted	28,190		31,691		33,643

Free Cash Flow. "Free Cash Flow", a non-GAAP financial measure, is defined by Kforce as net cash provided by (used in) operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, making strategic acquisitions, repurchasing common stock and paying dividends.
The following table presents Free Cash Flow for the years ended December 31 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income	$42,824	$90,915	$10,787
Gain on sale of discontinued operations	—	(64,600)	—
Goodwill impairment	—	—	14,510
Non-cash provisions and other	21,602	15,376	17,906
Changes in operating assets/liabilities	5,754	(67,273)	(42,738)
Capital expenditures	(8,328)	(6,011)	(8,145)
Free cash flow	61,852	(31,593)	(7,680)
Proceeds from disposition of business	—	117,887	—
Change in debt	(12,861)	30,726	41,607
Repurchases of common stock	(38,471)	(101,771)	(29,810)
Cash dividend	(12,545)	(12,776)	(3,297)
Other	2,284	(2,110)	(1,326)
Change in cash	$259	$363	$(506)

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing credit facility. At December 31, 2015, Kforce had $126.8 million in working capital compared to $130.2 million in 2014. Kforce’s current ratio (current assets divided by current liabilities) was 2.4 at the end of 2015 and 2014, respectively.
The accompanying Consolidated Statements of Cash Flows for each of the three years ended December 31, 2015, 2014 and 2013 in Item 8. Financial Statements and Supplementary Data provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) maintaining an appropriate outstanding balance on our credit facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) having sufficient liquidity for the possibility of completing an acquisition or for an unexpected necessary expense.
We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our credit facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, a material deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity, as well as the ability of our lenders to fund borrowings.
Actual results in the future could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for possible acquisitions and possible additional stock repurchases.
The following table presents a summary of our cash flows from operating, investing and financing activities, as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$70,180	$(25,582)	$465
Investing activities	(8,364)	110,535	(8,547)
Financing activities	(61,557)	(84,590)	7,576
Net increase (decrease) in cash and cash equivalents	$259	$363	$(506)
Discontinued Operations
As was previously discussed, Kforce divested of HIM on August 4, 2014. The accompanying Consolidated Statements of Cash Flows have been presented on a combined basis (continuing operations and discontinued operations) for each of the years ended December 31, 2014 and 2013. Cash flows provided by discontinued operations for all prior periods were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense and stock-based compensation, as well as gain on sale of discontinued operations and goodwill impairment charges in prior years. These adjustments are more fully detailed in our Consolidated Statements of Cash Flows for each of the three years ended December 31, 2015, 2014 and 2013, in Item 8. Financial Statement and Supplementary Data. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations' compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities for the years ended December 31, 2015, 2014 and 2013, the increase in cash provided by operating activities during the year ended December 31, 2015 as compared to 2014 is primarily a result of improved timing of collections of accounts receivable as well as growth in our profitability. The increase in cash used in operating activities during the year ended December 31, 2014, as compared to 2013, is primarily a result of the increase in accounts receivable due to the timing of collections and certain tax payments made related to the HIM divestiture and resulting gain on sale.

Investing Activities
Capital expenditures during 2015, 2014 and 2013, which exclude equipment acquired under capital leases, were $8.3 million, $6.0 million and $8.1 million, respectively. Proceeds from the divestiture of HIM were $117.9 million during the year ended December 31, 2014.
We expect to continue to selectively invest in our infrastructure in order to support the expected future growth in our business. We believe that we have sufficient cash and availability under the credit facility to make any expected necessary capital expenditures in the foreseeable future. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.
Financing Activities
During the year ended December 31, 2015, the Firm paid cash for repurchases of common stock totaling $38.5 million, which was composed of approximately $37.1 million of open market common stock repurchases and $1.4 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. Of the $37.1 million of open market common stock repurchases, $1.4 million of the cash paid during the year ended December 31, 2015 related to the settlement of 2014 repurchases. During 2014, Kforce paid cash for repurchases of common stock totaling $101.8 million, which was composed of approximately $100.2 million of open market common stock repurchases and $1.6 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. During 2013, Kforce paid cash for repurchases of common stock totaling $29.8 million, which was composed of approximately $29.0 million of open market common stock repurchases (including the settlement of approximately $2.5 million of common stock repurchases from the fourth quarter of 2012) and $0.8 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards.
During the year ended December 31, 2015, Kforce declared and paid dividends in cash of $12.5 million, or $0.45 per share. During the year ended December 31, 2014, Kforce declared and paid dividends in cash of $12.8 million, or $0.41 per share. During the year ended December 31, 2013, Kforce declared and paid dividends in cash of $3.3 million, or $0.10 per share. Kforce currently expects to continue to declare and pay quarterly dividends of a similar amount. However, the declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of, among other things, the Firm’s financial performance and our legal ability to pay dividends.
Credit Facility
On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. As subsequently amended on March 30, 2012, December 27, 2013 and on December 23, 2014 (as amended to date, the "Credit Facility"), the Credit Facility includes a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving Credit Facility of up to $170.0 million (the “Revolving Loan Amount”) and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit. See Note 9 – “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our Credit Facility.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2015, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.2 million, and for facility lease deposits totaling $0.5 million. Aside from certain obligations more fully described in the Contractual Obligations and Commitments section below, we do not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.

Stock Repurchases
During the year ended December 31, 2014, Kforce repurchased approximately 4.9 million shares of common stock at a total cost of approximately $102.9 million under the Board-authorized common stock repurchase program. As of December 31, 2014, $29.7 million of the Board-authorized common stock repurchase program remained available for future repurchases. On July 31, 2015, our Board of Directors approved a $60.0 million increase to the then remaining authorized amount. During the year ended December 31, 2015, Kforce repurchased approximately 1.5 million shares of common stock at a total cost of approximately $36.7 million under the Board-authorized common stock repurchase program. As of December 31, 2015, $53.0 million remained available for future repurchases.
Contractual Obligations and Commitments
The following table presents our expected future contractual obligations as of December 31, 2015 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$20,212	$7,970	$9,722	$2,520	$—
Capital lease obligations	2,023	943	1,006	74	—
Credit Facility (a)	80,472	—	—	80,472	—
Interest payable – Credit Facility (b)	7,845	1,569	3,138	3,138	—
Equipment notes (c)	2,914	575	1,150	1,189	—
Interest payable - equipment notes (c)	206	75	98	33	—
Purchase obligations	15,307	9,627	5,562	118	—
Liability for unrecognized tax positions (d)	—	—	—	—	—
Deferred compensation plan liability (e)	26,526	2,288	2,895	1,326	20,017
Other (f)	—	—	—	—	—
Supplemental executive retirement plan (g)	14,284	—	—	10,297	3,987
Foreign defined benefit pension plan (h)	7,504	376	4	82	7,042
Total	$177,293	$23,423	$23,575	$99,249	$31,046

(a)	The Credit Facility expires December 23, 2019.

(b)
Kforce’s weighted average interest rate as of December 31, 2015 was 1.95%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the Credit Facility.

(c)
Kforce entered into separate notes with Wells Fargo and Bank of America N.A for the purchase of furniture, fixtures and equipment during 2015. The aggregate outstanding amounts under these notes as of December 31, 2015 are included in the accompanying Consolidated Balance Sheets and classified in Other current liabilities if payable within the next year or in Long-term debt - other if payable after the next year. The interest rate on the notes are 2.80% and 2.64%, respectively. The equipment notes expire in November 2020.

(d)
Kforce’s liability for unrecognized tax positions as of December 31, 2015 was $0.8 million. This balance has been excluded from the table above due to the significant uncertainty with respect to the timing and amount of settlement, if any.

(e)
Kforce has a non-qualified deferred compensation plan pursuant to which eligible highly-compensated key employees may elect to defer part of their compensation to later years. These amounts, which are included in the accompanying Consolidated Balance Sheets and classified as Accounts payable and other accrued liabilities and Other long-term liabilities, respectively, are payable based upon the elections of the plan participants (e.g. retirement, termination of employment, change-in-control). Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.

(f)
Kforce provides letters of credit to certain vendors in lieu of cash deposits. Kforce currently has letters of credit totaling $3.7 million outstanding as security for workers’ compensation and property insurance policies, as well as facility lease deposits. Kforce maintains a sub-limit for letters of credit of $15.0 million under its Credit Facility.

(g)
There is no funding requirement associated with the SERP. Kforce does not currently anticipate funding the SERP during 2015. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2015, in the table above. See Note 11 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for more detail.

(h)
There is no funding requirement associated with this plan. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2015 in the table above. See Note 11 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for more detail.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Income Tax Audits
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2015, there were no on-going IRS examinations. During 2014, the IRS finished an examination of Kforce’s U.S. income tax return for 2010 and 2011 with no material adjustments. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in its operations, Kforce is exposed to certain market risks, primarily changes in interest rates.
As of December 31, 2015, we had $80.5 million outstanding under our Credit Facility. Our weighted average effective interest rate on our Credit Facility was 1.95% at December 31, 2015. A hypothetical 10% increase in interest rates in effect at December 31, 2015 would have an increase to Kforce’s annual interest expense of less than $0.2 million.
We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented less than 2% of net service revenues for the year ended December 31, 2015, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kforce Inc.
Tampa, FL
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations and Comprehensive Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Kforce’s internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
February 26, 2016

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Net service revenues	$1,319,238	$1,217,331	$1,073,728
Direct costs of services	905,124	842,750	729,352
Gross profit	414,114	374,581	344,376
Selling, general and administrative expenses	330,416	315,338	307,944
Goodwill impairment	—	—	14,510
Depreciation and amortization	9,831	9,894	9,846
Income from operations	73,867	49,349	12,076
Other expense (income):
Interest expense	1,982	1,411	1,225
Other expense (income)	213	(19)	(78)
Income from continuing operations, before income taxes	71,672	47,957	10,929
Income tax expense	28,848	18,559	5,635
Income from continuing operations	42,824	29,398	5,294
Income from discontinued operations, net of income taxes	—	61,517	5,493
Net income	42,824	90,915	10,787
Other comprehensive income (loss):
Defined benefit pension and post-retirement plans, net of tax	689	(688)	3,030
Comprehensive income	$43,513	$90,227	$13,817
Earnings per share – basic:
From continuing operations	$1.53	$0.94	$0.16
From discontinued operations	$—	$1.95	$0.16
Earnings per share – basic	$1.53	$2.89	$0.32
Earnings per share – diluted
From continuing operations	$1.52	$0.93	$0.16
From discontinued operations	$—	$1.94	$0.16
Earnings per share – diluted	$1.52	$2.87	$0.32

Weighted average shares outstanding – basic	27,910	31,475	33,511
Weighted average shares outstanding – diluted	28,190	31,691	33,643

Cash dividends declared per share	$0.45	$0.41	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,497	$1,238
Trade receivables, net of allowances of $2,121 and $2,040, respectively	198,933	204,710
Income tax refund receivable	526	3,311
Deferred tax assets, net	4,518	4,980
Prepaid expenses and other current assets	9,060	10,170
Total current assets	214,534	224,409
Fixed assets, net	37,476	35,330
Other assets, net	28,671	30,349
Deferred tax assets, net	20,938	22,855
Intangible assets, net	4,235	5,011
Goodwill	45,968	45,968
Total assets	$351,822	$363,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$39,227	$38,104
Accrued payroll costs	46,125	52,208
Other current liabilities	1,287	986
Income taxes payable	1,107	2,885
Total current liabilities	87,746	94,183
Long-term debt – credit facility	80,472	93,333
Long-term debt – other	3,351	562
Other long-term liabilities	40,626	36,456
Total liabilities	212,195	224,534
Commitments and contingencies (see Note 15)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 70,558 and 70,029 issued, respectively	705	700
Additional paid-in capital	420,276	412,642
Accumulated other comprehensive income (loss)	318	(371)
Retained earnings	155,096	125,378
Treasury stock, at cost; 42,130 and 40,616 shares, respectively	(436,768)	(398,961)
Total stockholders’ equity	139,627	139,388
Total liabilities and stockholders’ equity	$351,822	$363,922
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Common stock – shares:
Shares at beginning of period	70,029	69,480	68,531
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	497	444	882
Exercise of stock options	32	105	67
Shares at end of period	70,558	70,029	69,480
Common stock – par value:
Balance at beginning of period	$700	$695	$685
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	5	4	9
Exercise of stock options	0	1	1
Balance at end of period	$705	$700	$695
Additional paid-in capital:
Balance at beginning of period	$412,642	$404,600	$400,688
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	556	369	72
Exercise of stock options	381	1,213	597
Income tax benefit from stock-based compensation	551	595	399
Stock-based compensation expense	5,819	5,475	2,570
Employee stock purchase plan	327	390	274
Balance at end of period	$420,276	$412,642	$404,600
Accumulated other comprehensive income (loss):
Balance at beginning of period	$(371)	$317	$(2,713)
Pension and post-retirement plans, net of tax of $429, $394 and $1,919, respectively	689	(688)	3,030
Balance at end of period	$318	$(371)	$317
Retained earnings:
Balance at beginning of period	$125,378	$47,612	$40,203
Net income	42,824	90,915	10,787
Dividends and dividend equivalents, net of forfeitures ($0.45, $0.41 and $0.10 per share, respectively)	(13,106)	(13,149)	(3,378)
Balance at end of period	$155,096	$125,378	$47,612
Treasury stock – shares:
Shares at beginning of period	40,616	35,751	33,980
Repurchases of common stock	1,540	4,896	1,812
Shares tendered in payment of the exercise price of stock options	—	4	—
Employee stock purchase plan	(26)	(35)	(41)
Shares at end of period	42,130	40,616	35,751
Treasury stock – cost:
Balance at beginning of period	$(398,961)	$(295,991)	$(269,017)
Repurchases of common stock	(38,058)	(103,195)	(27,313)
Shares tendered in payment of the exercise price of stock options	—	(84)	—
Employee stock purchase plan	251	309	339
Balance at end of period	$(436,768)	$(398,961)	$(295,991)
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$42,824	$90,915	$10,787
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	(64,600)	—
Goodwill impairment	—	—	14,510
Deferred income tax provision, net	2,380	491	1,166
Provision for bad debts on accounts receivable	1,553	825	546
Depreciation and amortization	9,849	10,058	9,846
Stock-based compensation	5,819	3,028	2,570
Pension and post-retirement benefit plans expense	1,846	1,424	3,237
Amortization of deferred financing costs	122	105	90
Excess tax benefit attributable to stock-based compensation	(551)	—	(110)
Loss on deferred compensation plan investments, net	77	446	304
Gain from Company-owned life insurance proceeds	—	(849)	—
Contingent consideration liability remeasurement	321	—	—
Other	186	(152)	257
Decrease (increase) in operating assets:
Trade receivables, net	4,223	(40,339)	(28,071)
Income tax refund receivable	2,785	4,409	(5,970)
Prepaid expenses and other current assets	1,110	530	(3,170)
Other assets, net	(298)	(27)	(57)
Increase (decrease) in operating liabilities:
Accounts payable and other current liabilities	1,788	5,653	(12,471)
Accrued payroll costs	(5,503)	(248)	7,422
Income taxes payable	(1,657)	(34,934)	(504)
Other long-term liabilities	3,306	(2,317)	83
Cash provided by (used in) operating activities	70,180	(25,582)	465
Cash flows from investing activities:
Capital expenditures	(8,328)	(6,011)	(8,145)
Acquisition, net of cash received	—	(2,611)	—
Proceeds from disposition of business	—	117,887	—
Proceeds from the disposition of assets held within the Rabbi Trust	445	2,668	3,278
Purchase of assets held within the Rabbi Trust	(481)	(2,436)	(3,697)
Proceeds from Company-owned life insurance	—	1,037	—
Other	—	1	17
Cash (used in) provided by investing activities	(8,364)	110,535	(8,547)
Cash flows from financing activities:
Proceeds from bank line of credit	604,668	684,427	591,688
Payments on bank line of credit	(617,529)	(653,701)	(550,081)
Proceeds from financing agreement	2,914	—	—
Payments of capital expenditure financing	(1,274)	(1,280)	(1,452)
Payments of loan financing costs	—	(460)	—
Short-term vendor financing	(252)	(160)	(180)
Proceeds from exercise of stock options, net of shares tendered in payment of exercise	381	1,131	598
Excess tax benefit attributable to stock-based compensation	551	—	110
Repurchases of common stock	(38,471)	(101,771)	(29,810)
Cash dividend	(12,545)	(12,776)	(3,297)
Cash (used in) provided by financing activities	(61,557)	(84,590)	7,576
Change in cash and cash equivalents	259	363	(506)
Cash and cash equivalents at beginning of year	1,238	875	1,381
Cash and cash equivalents at end of year	$1,497	$1,238	$875
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Organization and Nature of Operations
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States. Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for each of the three years ended December 31, 2015 and are included in our Tech segment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP") and the rules of the SEC.
Certain prior year amounts have been reclassified in the Consolidated Statements of Cash Flows to conform to the current year presentation.
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
Accounts receivable reserves as a percentage of gross accounts receivable was 1.1% and 1.0% as of December 31, 2015 and December 31, 2014, respectively.

Revenue Recognition
Kforce considers amounts to be earned once evidence of an arrangement has been obtained, delivery has occurred, fees are fixed or determinable, and collectability is reasonably assured. We earn revenues from two primary sources: Flexible billings and Direct Hire fees.
Flexible billings are recognized as the services are provided by Kforce’s Flexible Consultants. Net service revenues represent services rendered to customers less credits, discounts, rebates and revenue-related reserves. Revenues include reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.
Direct Hire fees are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenues net of an estimated reserve for “fallouts,” which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less.
Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years, inclusive of renewal periods. Our GS segment does not generate any Direct Hire fees. Our GS segment, which represents approximately 7% of total revenues, generates revenues under the following contract arrangements.

•
Revenues for time-and-materials contracts, which accounts for approximately 62% of this segment’s revenue, are recognized based on contractually established billing rates at the time services are provided.

•
Revenues for fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 16% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when applicable. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

•
Revenues for cost-plus arrangements are recognized based on allowable costs incurred plus an estimate of the applicable fees earned. Approximately 6% of this segment’s revenues are recognized under these arrangements.

•	Revenues for the product-based business, which accounts for approximately 16% of this segment's revenues, are recognized at the time of shipment.
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

Kforce evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions. Kforce uses a two-step approach to recognize and measure uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, tax positions are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Kforce recognizes interest and penalties related to unrecognized tax benefits in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Fair Value Measurements
Kforce uses fair value measurements in areas that include, but are not limited to: the impairment testing of goodwill and intangible and long-lived assets; stock-based compensation arrangements; valuing the investment in money market funds within Kforce’s deferred compensation plan; and a contingent consideration liability. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of the short-term nature of these instruments. Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.
Fixed Assets
Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the related leases, which generally range from three to five years. Upon sale or disposition of our fixed assets, the cost and accumulated depreciation are removed and any resulting gain or loss, net of proceeds, is reflected in the Consolidated Statements of Operations and Comprehensive Income.
Goodwill and Other Intangible Assets
Goodwill
Kforce performs a goodwill impairment analysis, using the two-step analysis method, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable unless it is determined, based upon a review of the qualitative factors of a reporting unit, that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Under the two-step analysis method, the recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its operating segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce determines the fair market value of its reporting units based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches under both the guideline company method and guideline transaction method (collectively, the “market approach”). Fair market value using the income approach is based on Kforce’s estimated future cash flows on a discounted basis. The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies, and market multiples. Changes in economic or operating conditions or changes in Kforce’s business strategies that occur after the annual impairment analysis and which impact these assumptions may result in a future goodwill impairment charge, which could be material to Kforce’s consolidated financial statements.
Other Intangible Assets
Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete and employment agreements, contractual relationships, customer contracts, technology, and a trade name and trademark. Our trade names and trademarks, and derivatives thereof, and GS’s “Data Confidence” trademark are important to our business. Our primary trade names and trademark are registered with the United States Patent and Trademark Office.
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
Capitalized Software
Kforce purchases, develops, and implements new computer software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Kforce capitalized development-stage implementation costs of $0.3 million, $0.4 million and $1.0 million during the years ended December 31, 2015, 2014 and 2013, respectively. Capitalized software development costs are classified as Other assets, net in the accompanying Consolidated Balance Sheets and are being amortized over the estimated useful lives of the software, which range from one to five years, using the straight-line method.
Commissions
Our associates make placements and earn commissions as a percentage of revenues (for Direct Hire revenues) or gross profit (for Flex revenues) pursuant to a calendar-year-basis commission plan. The amount of commissions paid as a percentage of revenues or gross profit increases as volume increases. Kforce accrues commissions for revenues or gross profit at a percentage equal to the percent of total expected commissions payable to total revenues or gross profit for the year, as applicable.
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
The following table sets forth the computation of basic and diluted earnings per share for the three years ended December 31 (in thousands, except per share amounts):

	Years Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$42,824	$29,398	$5,294
Income from discontinued operations, net of tax	—	61,517	5,493
Net income	$42,824	$90,915	$10,787
Denominator:
Weighted average shares outstanding – basic	27,910	31,475	33,511
Common stock equivalents	280	216	132
Weighted average shares outstanding – diluted	28,190	31,691	33,643
Earnings per share – basic:
From continuing operations	$1.53	$0.94	$0.16
From discontinued operations	—	1.95	0.16
Earnings per share – basic	$1.53	$2.89	$0.32
Earnings per share – diluted:
From continuing operations	$1.52	$0.93	$0.16
From discontinued operations	—	1.94	0.16
Earnings per share – diluted	$1.52	$2.87	$0.32
For the years ended December 31, 2015, 2014 and 2013, there were inconsequential common stock equivalents excluded from the weighted average diluted common shares based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.
Treasury Stock
Kforce’s Board of Directors (“Board”) may authorize share repurchases of Kforce’s common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes, including issuances under the 2009 ESPP. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) represents the net after-tax impact of unrecognized actuarial gains and losses related to the SERP which covers a limited number of executives and a defined benefit plan covering all eligible employees in our Philippine operations. Because each of these plans is unfunded as of December 31, 2015, the actuarial gains and losses arise as a result of the actuarial experience of the plans, as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. This information is provided in our Consolidated Statements of Operations and Comprehensive Income.

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

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Cash dividends declared per share	$0.45	$0.41	$0.10
Kforce currently expects to continue to declare and pay quarterly dividends of a similar amount. However, the declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of, among other things, the Firm’s financial performance and our legal ability to pay dividends.
New Accounting Standards
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases. The guidance is to be applied for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented, including interim periods. Kforce elected not to adopt this standard early. Kforce is currently evaluating the potential impact on the consolidated financial statements.
In November 2015, the FASB issued authoritative guidance requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is to be applied for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. Kforce is still determining if it will early adopt this standard. Kforce anticipates a change to the presentation of the deferred tax liabilities and assets on the consolidated balance sheets upon adoption.
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
In connection with the sale, Kforce entered into a Transition Services Agreement (the “TSA”) with the Purchaser to provide certain post-closing transitional services for a period not to exceed 12 months. Services provided by Kforce under the TSA ceased during the three months ended September 30, 2015. The fees for the services under the TSA were generally equivalent to Kforce's cost.
In accordance with and defined within the SPA, Kforce was obligated to indemnify the Purchaser for certain losses, as defined, in excess of $1.19 million, although this deductible does not apply to certain specified losses. Kforce’s obligations under the indemnification provisions of the SPA, with the exception of certain items, ceased 12 months from the closing date and were limited to an aggregate of $8.925 million, although these time and monetary caps do not apply to certain specified losses. While it cannot be certain, Kforce believes any material exposure under the indemnification provisions is remote, particularly given that the 12 month time period for general indemnification claims has now passed and, as a result, Kforce has not recorded a liability as of December 31, 2015.
The total financial results of HIM have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. The following summarizes the revenues and pretax profits of HIM for the two years ended December 31 (in thousands):

	YEARS ENDED DECEMBER 31,
	2014	2013
Net service revenues	$56,670	$78,159
Income from discontinued operations, before income taxes	$103,512	$9,169
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
Income tax expense as a percentage of income from discontinued operations, before income taxes, for the year ended December 31, 2014 and 2013 was 40.6% and 40.1%, respectively.
3. Fixed Assets
Major classifications of fixed assets and related useful lives are summarized as follows (in thousands):

		DECEMBER 31,
	USEFUL LIFE	2015	2014
Land		$5,892	$5,892
Building and improvements	5-40 years	25,516	25,304
Furniture and equipment	5-10 years	11,802	10,881
Computer equipment	3-5 years	11,393	10,380
Leasehold improvements	3-5 years	11,632	8,347
		66,235	60,804
Less accumulated depreciation and amortization		(28,759)	(25,474)
		$37,476	$35,330

Computer equipment at December 31, 2015 includes equipment acquired under capital leases of $4.7 million and related accumulated depreciation of $2.9 million. Computer equipment at December 31, 2014 includes equipment acquired under capital leases of $3.8 million and related accumulated depreciation of $2.3 million. Depreciation and amortization expense, which includes amortization of capital leases, during the years ended December 31, 2015, 2014 and 2013 was $6.7 million, $6.3 million and $5.9 million, respectively.
4. Income Taxes
The provision for income taxes from continuing operations consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Current:
Federal	$22,265	$15,782	$4,140
State	4,632	2,527	449
Deferred	1,951	250	1,046
	$28,848	$18,559	$5,635
The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	6.1	3.2	4.1
Non-deductible goodwill impairment	—	—	4.3
Non-deductible compensation	—	1.1	—
Non-deductible meals and entertainment	0.7	1.1	5.2
Other	(1.5)	(1.7)	3.0
Effective tax rate	40.3%	38.7%	51.6%
The 2015 rate was unfavorably impacted by a change in the overall mix of income in the various state jurisdictions and the increase in particular uncertain tax positions.

Deferred income tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2015	2014
Deferred taxes, current:
Assets:
Accounts receivable reserves	$982	$804
Accrued liabilities	2,753	3,123
Deferred compensation obligation	895	1,426
Other	74	75
Deferred tax assets, current	4,704	5,428
Liabilities:
Prepaid expenses	(186)	(448)
Deferred tax asset, net – current	4,518	4,980
Deferred taxes, non-current:
Assets:
Accrued liabilities	613	649
Deferred compensation obligation	6,956	6,324
Stock-based compensation	1,817	1,185
Pension and post-retirement benefit plans	5,303	5,125
Goodwill and intangible assets	7,543	10,407
Deferred revenue	27	28
Other	293	995
Deferred tax assets, non-current	22,552	24,713
Liabilities:
Fixed assets	(1,198)	(1,651)
Other	(331)	(122)
Deferred tax liabilities, non-current	(1,529)	(1,773)
Valuation allowance	(85)	(85)
Deferred tax asset, net – non-current	20,938	22,855
Net deferred tax asset	$25,456	$27,835
At December 31, 2015, Kforce had approximately $4.7 million of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2033.
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
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2015, there were no ongoing IRS examinations. During 2014, the IRS finished an examination of Kforce’s U.S. income tax return for 2010 and 2011 with no material adjustments. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Uncertain Income Tax Positions
An uncertain income tax position taken on the income tax return must be recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	DECEMBER 31,
	2015	2014	2013
Beginning balance	$278	$403	$133
Additions for tax positions of prior years	625	90	269
Additions for tax positions of current year	—	—	25
Reductions for tax positions of prior years – lapse of applicable statutes	(33)	(35)	(24)
Settlements	(82)	(180)	—
Ending balance	$788	$278	$403
The entire amount of these unrecognized tax benefits as of December 31, 2015, if recognized, would not significantly impact the effective tax rate. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Global files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2011.
5. Other Assets
Other assets consisted of the following (in thousands):

	DECEMBER 31,
	2015	2014
Assets held in Rabbi Trust	$25,489	$25,715
Capitalized software, net of amortization	2,049	3,678
Deferred loan costs, net of amortization	487	608
Other non-current assets	646	348
	$28,671	$30,349
As of December 31, 2015 and 2014, the assets held in Rabbi Trust were $25.5 million and $25.7 million, respectively, which was primarily related to the cash surrender value of life insurance policies. The cash surrender value of Company-owned life insurance policies relates to policies maintained by Kforce on certain participants in its deferred compensation plan, which could be used to fund the related obligations.
Kforce capitalized software purchases, as well as direct costs associated with software developed for internal use of approximately $0.7 million and $1.2 million during the years ended December 31, 2015 and 2014, respectively. Accumulated amortization of capitalized software was $37.7 million and $37.6 million as of December 31, 2015 and 2014, respectively. Amortization expense of capitalized software during the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $2.9 million and $3.2 million, respectively.

6. Goodwill and Other Intangible Assets
Goodwill
The following table contains a disclosure of changes in the carrying amount of goodwill in total and for each reporting unit for the two years ended December 31, 2015 and 2014 (in thousands):

	Technology	Finance and Accounting	Health Information Management	Government Solutions	Total
Balance as of December 31, 2013	$17,034	$8,006	$4,887	$18,973	$48,900
Additions (a)	—	—	—	1,955	1,955
Disposition of HIM (b)	—	—	(4,887)	—	(4,887)
Balance as of December 31, 2014	$17,034	$8,006	$—	$20,928	$45,968
Balance as of December 31, 2015	$17,034	$8,006	$—	$20,928	$45,968

(a)	The increase is due to a non-significant acquisition of a business within our GS reporting unit in the fourth quarter of 2014.

(b)	The decrease is due to the disposition of our HIM reporting segment. See Note 2 – “Discontinued Operations” for additional discussion.
Throughout 2015, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was no indication that the carrying values of any of our reporting units were likely impaired.
Kforce performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2015. For our Technology and Finance and Accounting reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. We concluded that it was more likely than not that the fair value of these reporting units was more than their carrying amounts.
For our GS reporting unit, we compared its carrying value to the estimated fair value based on a weighting of both the income approach and market approaches. Discounted cash flows, which serve as the primary basis for the income approach, were based on a discrete financial forecast which was developed by management for planning purposes and was consistent with those distributed within Kforce. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. The discrete financial forecast includes certain adjustments of costs that Kforce believes a market participant buyer, such as a large government contractor, would incur to operate the GS reporting unit. The market approaches consist of: (1) the guideline company method and (2) the guideline transaction method. The guideline company method applies pricing multiples derived from publicly-traded guideline companies that are comparable to the reporting unit to determine its value. The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. Our assessment indicated that the fair value of the GS reporting unit exceeded its carrying value.
Based on our impairment assessments results, no impairment charges were recognized for the Tech, FA and GS reporting units during the year ended December 31, 2015.
For the impairment test performed as of December 31, 2014, Kforce performed a step 1 analysis for each reporting unit and compared the carrying value of Tech, FA and GS to the respective estimated fair values. Kforce concluded there were no indications of impairment for its reporting units during the December 31, 2014 annual impairment tests and as a result no impairment charges were recognized.

For the impairment tests performed as of December 31, 2013, for our Tech and FA reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. We concluded that it was more likely than not that the fair value of these reporting units was more than its carrying amount. During the fourth quarter of 2013, Kforce management made a strategic business decision with regard to the GS segment to focus its service offerings and efforts on prime integrated business solutions. Upon completion of the first step of the goodwill impairment analysis as of December 31, 2013 for our GS reporting unit, it was determined that there was an indication of impairment. Because indicators of impairment existed, we performed the second step of the goodwill impairment analysis. The goodwill impairment loss for the reporting unit was measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill. Based on this assessment, we recorded an impairment charge of $14.5 million which is presented separately in the Consolidated Statements of Operations and Comprehensive Income. A tax benefit in the amount of $5.2 million was recorded related to the goodwill impairment charge.
Total goodwill impairment for the years ending December 31, 2015, 2014 and 2013 was nil, nil and $14.5 million, respectively. The following table contains a disclosure of the gross amount and accumulated impairment losses of goodwill for Tech, FA and GS reporting units for the three years ended December 31, 2015 (in thousands):

	Goodwill Carrying Value by Reporting Unit as of:
	December 31, 2015	December 31, 2014	December 31, 2013
Technology
Gross amount	$156,391	$156,391	$156,391
Accumulated impairment losses	(139,357)	(139,357)	(139,357)
Carrying value	$17,034	$17,034	$17,034
Finance and Accounting
Gross amount	$19,766	$19,766	$19,766
Accumulated impairment losses	(11,760)	(11,760)	(11,760)
Carrying value	$8,006	$8,006	$8,006
Government Solutions
Gross amount	$104,596	$104,596	$102,641
Accumulated impairment losses	(83,668)	(83,668)	(83,668)
Carrying value	$20,928	$20,928	$18,973
Other Intangible Assets
The gross and net carrying values of intangible assets as of December 31, 2015 and 2014, by major intangible asset class, are as follows (in thousands):

	December 31, 2015	December 31, 2014
Definite-lived intangible assets
Customer relationships, customer contracts, technology and other
Gross amount	$28,603	$28,603
Accumulated amortization	(26,608)	(25,832)
Carrying value	$1,995	$2,771
Indefinite-lived intangible assets
Trade name and trademark carrying value	$2,240	$2,240
Amortization expense on intangible assets for each of the three years ended December 31, 2015, 2014, and 2013 was $0.8 million, $0.7 million and $0.7 million, respectively. Amortization expense for 2016, 2017, 2018, 2019, 2020 and thereafter is expected to be approximately $0.6 million, $0.3 million, $0.3 million, $0.3 million, $0.2 million and $0.2 million, respectively.
There was no impairment expense related to indefinite-lived intangible assets during the years ended December 31, 2015, 2014 or 2013.

7. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2015	2014
Accounts payable	$23,513	$21,863
Accrued liabilities	15,714	16,241
	$39,227	$38,104
8. Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	DECEMBER 31,
	2015	2014
Payroll and benefits	$39,043	$43,797
Payroll taxes	2,832	3,062
Health insurance liabilities	2,968	3,417
Workers’ compensation liabilities	1,282	1,932
	$46,125	$52,208
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

Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including, but not limited to, a fixed charge coverage ratio, which is only applicable in the event that the Firm’s availability under the Credit Facility falls below the greater of (i) 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and (ii) $11 million. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, including the amortization of stock-based compensation expense, less cash paid for capital expenditures. The denominator is defined as Kforce’s fixed charges such as interest expense, principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility, income taxes payable, and certain other payments. This financial covenant, if applicable, requires that the numerator be equal to or greater than the denominator.
Also, our ability to make distributions or repurchase equity securities could be limited if the Firm's availability is less than the greater of (i) 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility or (ii) $20.6 million. Since Kforce had availability under the Credit Facility of $48.5 million as of December 31, 2015, the fixed charge coverage ratio covenant was not applicable nor was Kforce limited in making distributions or repurchases of its equity securities. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, or could be limited in our ability to make distributions or repurchase equity securities. Kforce believes the likelihood of default is remote. The Credit Facility expires December 23, 2019.
As of December 31, 2015 and 2014, $80.5 million and $93.3 million was outstanding under the Credit Facility, respectively. As of February 23, 2016, $88.4 million was outstanding and $43.5 million was available under the Credit Facility.
10. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2015	2014
Deferred compensation plan (Note 11)	$24,238	$22,425
Supplemental executive retirement plan (Note 11)	11,337	10,197
Other	5,051	3,834
	$40,626	$36,456
11. Employee Benefit Plans
401(k) Savings Plans
Kforce has a qualified defined contribution 401(k) Retirement Savings Plan (the “Kforce 401(k) Plan”) covering substantially all Kforce employees. Assets of the Kforce 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries. On October 2, 2006, Kforce created the Kforce Government Practice Plan, a qualified defined contribution 401(k) retirement savings plan (the “Government 401(k) Plan”), which covers all eligible employees of GS. Assets of the Government 401(k) Plan are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board of Directors.
Kforce accrued matching contributions of $1.4 million and $1.3 million for the above plans as of December 31, 2015 and 2014, respectively. The Kforce 401(k) Plan and Government 401(k) Plan held a combined 218 thousand and 229 thousand shares of Kforce’s common stock as of December 31, 2015 and 2014, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to purchase Kforce’s common stock at a 5% discount from its market price at the end of a rolling three-month offering period. Kforce issued 26 thousand, 35 thousand and 41 thousand shares of common stock at an average purchase price of $22.61, $19.76 and $14.88 per share during the years ended December 31, 2015, 2014 and 2013, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.

Deferred Compensation Plan
Kforce has a Non-Qualified Deferred Compensation Plan (the “Kforce NQDC Plan”) and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (the “Government NQDC Plan”), pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in accounts payable and other accrued liabilities if payable within the next year or as other long-term liabilities if payable after the next year, upon retirement or termination of employment. At December 31, 2015 and 2014, amounts included in accounts payable and other accrued liabilities related to the deferred compensation plan totaled $2.3 million and $3.7 million, respectively. Amounts included in other long-term liabilities related to the deferred compensation plan totaled $24.2 million and $22.4 million as of December 31, 2015 and 2014, respectively. Kforce has insured the lives of certain participants in the deferred compensation plan to assist in the funding of the deferred compensation liability. Compensation expense of $401 thousand was recognized for the plans for the year ended December 31, 2015. Compensation income from continuing operations of $187 thousand was recognized for the plans for the year ended December 31, 2014 and compensation expense from continuing operations of $566 thousand was recognized for the plans for the year ended December 31, 2013.
Employee distributions are being funded through proceeds from the sale of assets held within our Rabbi Trust. The fair value of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies and money market funds, was $25.5 million and $25.7 million as of December 31, 2015 and 2014, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2015, 2014 and 2013, there was nil, nil and $15 thousand in losses, respectively, attributable to the investments in trading securities, including money market funds, which is included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.
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
The significant assumptions used by Kforce in the actuarial valuation include the discount rate, the estimated rate of future annual compensation increases and the estimated turnover rate. As of December 31, 2015, 2014 and 2013, the discount rate used to determine the actuarial present value of the projected benefit obligation and pension expense was 5.2%, 4.7% and 5.0%, respectively. The discount rate was determined based on long-term Philippine government securities yields commensurate with the expected payout of the benefit obligation. The estimated rate of future annual compensation increases as of December 31, 2015, 2014 and 2013 was 3.0%, and was based on historical compensation increases, as well as future expectations. The Company applies a turnover rate to the specific age of each group of employees, which ranges from 20 to 64 years of age. For the years ended December 31, 2015, 2014 and 2013, net periodic benefit cost was $280 thousand, $124 thousand and $92 thousand, respectively.
As of December 31, 2015 and 2014, the projected benefit obligation associated with our foreign defined benefit pension plan was $1.2 million and $1.6 million, respectively, which is classified in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The decrease in the projected benefit obligation is the result of changes in the actuarial assumptions and a reduction in the number of plan participants. There is no requirement for Kforce to fund the Foreign Pension Plan and, as a result, no contributions were made to the Foreign Pension Plan during the year ended December 31, 2015. Kforce does not currently anticipate funding the Foreign Pension Plan during the year ending December 31, 2016.
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
Benefits under the SERP are normally paid based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2015, Kforce has assumed that all participants will elect to take the lump sum present value option based on historical trends.
Actuarial Assumptions
Due to the SERP being unfunded as of December 31, 2015 and 2014, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. The following represents the actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2015	2014
Discount rate	4.00%	3.75%
Rate of future compensation increase	4.00%	4.00%
The following represents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2015	2014	2013
Discount rate	3.75%	3.75%	2.50%
Rate of future compensation increase	4.00%	4.00%	4.00%
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

Net Periodic Benefit Cost
The following represents the components of net periodic benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2015	2014	2013
Service cost	$1,323	$1,164	$2,018
Interest cost	383	294	471
Amortization of actuarial loss	—	—	97
Settlement loss	—	—	24
Net periodic benefit cost	$1,706	$1,458	$2,610
Changes in Benefit Obligation
The following represents the changes in the benefit obligation for the years ended (in thousands):

	DECEMBER 31,
	2015	2014
Projected benefit obligation, beginning	$10,197	$7,852
Service cost	1,323	1,164
Interest cost	383	294
Actuarial experience and changes in actuarial assumptions	(566)	887
Projected benefit obligation, ending	$11,337	$10,197
There were no payments made under the SERP during the years ended December 31, 2015 and 2014, respectively. The projected benefit obligation is recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The accumulated benefit obligation is the actuarial present value of all benefits attributed to past service, excluding future salary increases. The accumulated benefit obligation as of December 31, 2015 and 2014 was $11.0 million and $9.5 million, respectively.
Contributions
There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2015. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2016.
Estimated Future Benefit Payments
Undiscounted benefit payments by the SERP, which reflect the anticipated future service of participants, expected to be paid are as follows (in thousands):

PROJECTED ANNUAL BENEFIT PAYMENTS
2016	$—
2017	—
2018	—
2019	10,297
2020	—
2021-2025	—
Thereafter	3,987

Supplemental Executive Retirement Health Plan
Kforce maintained a SERHP to provide post-retirement health and welfare benefits to certain executives. The vesting and eligibility requirements mirrored that of the SERP, and no advance funding was required by Kforce or the participants. Consistent with the SERP, none of the benefits earned were attributable to services provided prior to the effective date of the plan.
During the year ended December 31, 2014, Kforce terminated the Company's SERHP and settled all future benefit obligations by making lump sum payments totaling approximately $3.9 million, which resulted in a net settlement loss of $0.7 million recorded in Selling, general and administrative expenses in the corresponding Consolidated Statements of Operations and Comprehensive Income. The termination effectively removed Kforce's related post-retirement benefit obligation.
During the year ended December 31, 2013, in connection with the Firm’s organizational realignment, two participants in the SERHP were terminated, resulting in a curtailment of $785 thousand to the projected benefit obligation and in the recognition of a curtailment gain of $359 thousand recorded in Selling, general and administrative expenses in the corresponding Consolidated Statements of Operations and Comprehensive Income.
Net Periodic Post-retirement Benefit Cost
The following represents the components of net periodic post-retirement benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2014	2013
Service cost	$174	$649
Interest cost	78	134
Amortization of actuarial loss	—	86
Settlement/curtailment loss/(gain)	725	(359)
Net periodic benefit cost	$977	$510
Changes in Post-retirement Benefit Obligation
The following represents the changes in the post-retirement benefit obligation for the year ended (in thousands):

DECEMBER 31,
2014
Accumulated post-retirement benefit obligation, beginning	$2,674
Service cost	174
Interest cost	78
Actuarial experience and changes in actuarial assumptions	234
Settlement/curtailment loss/(gain)	725
Benefits Paid	(3,885)
Accumulated post-retirement benefit obligation, ending	$—
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
The underlying investments within Kforce’s deferred compensation plan have included money market funds, which are held within the Rabbi Trust. Assets held within the money market funds are measured on a recurring basis and are recorded at fair value based on each fund’s quoted market value per share in an active market, which is considered a Level 1 input. Refer to Note 11 – “Employee Benefit Plans” and Note 5 – “Other Assets” for additional discussion.
The contingent consideration liability, which is related to a non-significant acquisition of a business within our GS reporting segment in the fourth quarter of 2014, is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. The remeasurements to fair value are recorded in Other expense, net within the Consolidated Statements of Operations and Comprehensive Income. For the year ended December 31, 2015, $0.3 million was recognized in Other expense, net due to the remeasurement of our contingent consideration liability. The contingent consideration liability is recorded in Other long-term liabilities within the Consolidated Balance Sheets.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2015 and 2014. Transfers between levels are deemed to have occurred if the lowest level of input were to change.
Kforce’s measurements at fair value on a recurring basis as of December 31, 2015 and 2014 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2015
Money market funds	$36	$36	$—	$—
Contingent consideration liability	$(798)	$—	$—	$(798)
As of December 31, 2014
Contingent consideration liability	$(477)	$—	$—	$(477)
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

Total stock-based compensation expense recognized related to all equity awards during the years ended December 31, 2015, 2014 and 2013 was $5.8 million, $5.5 million and $2.6 million, respectively. During the years ended December 31, 2015, 2014 and 2013, Kforce recognized stock-based compensation expense from continuing operations of $5.8 million, $3.0 million and $2.6 million, respectively. The related tax benefit for the years ended December 31, 2015, 2014 and 2013 was $2.3 million, $1.2 million and $1.0 million, respectively.
Stock Options
The following table presents the activity under each of the stock incentive plans discussed above for the three years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised
Exercisable as of December 31, 2012	154	93	247	$10.87
Exercised	(57)	(10)	(67)	$8.98	$573
Exercisable as of December 31, 2013	97	83	180	$11.57
Exercised	(57)	(48)	(105)	$11.61	$1,029
Forfeited/Cancelled	(18)	—	(18)	$11.00
Exercisable as of December 31, 2014	22	35	57	$11.69
Exercised	(22)	(10)	(32)	$11.78	$359
Exercisable as of December 31, 2015	—	25	25	$11.58
The following table summarizes information about employee and director stock options under all of the plans mentioned above as of December 31, 2015 (in thousands, except per share amounts):

	OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$9.13 - $14.45	25	1.57	$11.58	$342
No compensation expense was recorded during the years ended December 31, 2015, 2014 or 2013 as a result of the grant date fair value having been fully amortized as of December 31, 2009. As of December 31, 2015, there was no unrecognized compensation cost related to non-vested options.
Restricted Stock
Kforce's annual restricted stock grants made to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as determined by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain executives and management. Restricted stock granted during the year ended December 31, 2015 will vest over a period of between one to ten years, with equal vesting annually.
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

Restricted stock contain the same voting rights as other common stock and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to forfeitable dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the three years ended December 31, 2015 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2012	38	$12.11
Granted	904	$16.72
Vested	(109)	$14.15	$2,092
Forfeited	(22)	$15.43
Outstanding as of December 31, 2013	811	$16.89
Granted	528	$20.18
Vested	(273)	$17.37	$5,624
Forfeited	(84)	$18.38
Outstanding as of December 31, 2014	982	$18.55
Granted	556	$24.01
Vested	(186)	$18.28	$4,580
Forfeited	(59)	$19.37
Outstanding as of December 31, 2015	1,293	$20.89
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period.
In connection with the disposition of HIM, as discussed within Note 2 – “Discontinued Operations,” stock-based compensation related to acceleration of restricted stock was approximately $0.6 million during the year ended December 31, 2014.
In connection with the Firm’s organizational realignment, Kforce terminated two of its covered executive officers during the three months ended December 31, 2013. In connection with their termination, Kforce accelerated the vesting of their restricted stock and, as a result, accelerated all of the related unrecognized compensation expense associated with these awards of $1.1 million during the year ended December 31, 2013.
As of December 31, 2015, total unrecognized compensation expense related to restricted stock was $18.4 million, which will be recognized over a weighted average remaining period of 4.4 years.
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
14. Organizational Realignment
During October 2013, the Firm commenced a plan to streamline its leadership and support-related structure to better align a higher percentage of personnel in roles that are closest to the customer through an organizational realignment. The new organizational design was intended to provide improved accountability and deliver better results for our clients, consultants and core personnel. As a result of the organizational realignment, Kforce incurred severance and termination-related expenses of $7.1 million during the three months ended December 31, 2013, which was recorded within Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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
Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Capital leases
Present value of payments	$837	$594	$351	$67	$—	$—	$1,849
Interest	106	36	25	7	—	—	174
Capital lease payments	$943	$630	$376	$74	$—	$—	$2,023
Operating leases
Facilities	$7,886	$6,031	$3,691	$1,914	$606	$—	$20,128
Furniture and equipment	84	—	—	—	—	—	84
Total operating leases	$7,970	$6,031	$3,691	$1,914	$606	$—	$20,212
Total leases	$8,913	$6,661	$4,067	$1,988	$606	$—	$22,235
The present value of the minimum lease payments for capital lease obligations has been classified in Other current liabilities and Long-term debt – other in the accompanying Consolidated Balance Sheets, according to their respective maturities. Rental expense under operating leases was $6.7 million, $5.6 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Purchase Commitments
Kforce has entered into various commitments including, among others, a compensation software hosting and licensing arrangement, and a commitment for data center fees for certain of our information technology applications. As of December 31, 2015, these commitments amounted to approximately $15.3 million and are expected to be paid as follows: $9.6 million in 2016; $4.5 million in 2017; $1.1 million in 2018; $0.1 million in 2019; and nil in 2020.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2015, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.2 million, and for facility lease deposits totaling $0.5 million.
Litigation
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Kforce maintains liability insurance in such amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.

Tax Audits
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2015, there were no on-going IRS examinations. During 2014, the IRS finished an examination of Kforce’s U.S. income tax return for 2010 and 2011 with no material adjustments. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2015 would be approximately $46.3 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $19.8 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.
16. Reportable Segments
Kforce’s reportable segments are as follows: (1) Tech; (2) FA; and (3) GS. This determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Board of Directors and our CODM. Kforce also reports Flexible billings and Direct Hire fees separately by segment, which has been incorporated into the table below. The following table has been updated to reflect the disposition of HIM. As described in Note 2 – “Discontinued Operations,” all revenues and gross profit associated with the discontinued operations have been recorded within Income from discontinued operations, net of taxes, in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Historically, and through our year ended December 31, 2015, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Tech	FA	GS	Total
2015
Net service revenues
Flexible billings	$873,609	$294,186	$97,372	$1,265,167
Direct Hire fees	22,333	31,738	—	54,071
Total revenue	$895,942	$325,924	$97,372	$1,319,238
Gross profit	$261,721	$119,036	$33,357	$414,114
Operating expenses				342,442
Income from continuing operations, before income taxes				$71,672
2014
Net service revenues
Flexible billings	$823,311	$249,274	$98,051	$1,170,636
Direct Hire fees	19,158	27,537	—	46,695
Total revenue	$842,469	$276,811	$98,051	$1,217,331
Gross profit	$243,085	$101,071	$30,425	$374,581
Operating expenses				326,624
Income from continuing operations, before income taxes				$47,957
2013
Net service revenues
Flexible billings	$720,179	$213,158	$91,949	$1,025,286
Direct Hire fees	19,183	29,259	—	48,442
Total revenue	$739,362	$242,417	$91,949	$1,073,728
Gross profit	$219,360	$93,663	$31,353	$344,376
Operating expenses				333,447
Income from continuing operations, before income taxes				$10,929

17. Quarterly Financial Data (Unaudited)
The quarterly financial data presented below has been adjusted, where applicable, to reflect the discontinued operations of HIM, which is more fully described in Note 2 – “Discontinued Operations.” Certain prior quarter amounts have been reclassified to conform with current year presentation and may not tie back to quarterly filings. The following table provides quarterly information for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2015
Net service revenues	$312,611	$337,353	$341,575	$327,699
Gross profit	94,740	106,038	109,821	103,515
Income from continuing operations, net of income taxes	5,785	11,593	13,545	11,901
Income from discontinued operations, net of income taxes	—	—	—	—
Net income	5,785	11,593	13,545	11,901
Earnings per share-basic	$0.20	$0.41	$0.49	$0.43
Earnings per share-diluted	$0.20	$0.41	$0.48	$0.43
2014
Net service revenues	$282,024	$302,758	$313,810	$318,739
Gross profit	83,526	94,386	98,291	98,378
Income from continuing operations, net of income taxes	4,389	7,953	7,995	9,061
Income (loss) from discontinued operations, net of income taxes	1,860	2,750	57,023	(116)
Net income	6,249	10,703	65,018	8,945
Earnings per share-basic	$0.19	$0.33	$2.07	$0.30
Earnings per share-diluted	$0.19	$0.33	$2.06	$0.30
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
18. Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the year ended December 31 (in thousands):

	2015	2014	2013
Cash paid during the period for:
Income taxes, net	$25,395	$52,565	$14,789
Interest, net	$1,609	$1,048	$800
Non-Cash Transaction Information:
Shares tendered in payment of exercise price of stock options	$—	$84	$—
Employee stock purchase plan	$578	$699	$613
Equipment acquired under capital leases	$1,470	$313	$1,929
Unsettled repurchases of common stock	$1,012	$1,425	$—
Contingent consideration for acquisition	$—	$477	$—

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
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, those controls.
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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2015, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
Item 9B.    Other Information.
None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2015.
Our Commitment to Integrity applies to all of our directors, officers, and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
Item 11.        Executive Compensation.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2015.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 relating to security ownership of certain beneficial owners and management and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2015.
Information regarding equity compensation plans required by this item is included in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of Part II of this report and is incorporated into this item by reference.
Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2015.
Item 14.        Principal Accounting Fees and Services.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2015.

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

KFORCE INC. AND SUBSIDIARIES
SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (a)	DEDUCTIONS (b)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2013	$2,153	382	(54)	(453)	$2,028
	2014	$2,028	530	31	(549)	$2,040
	2015	$2,040	1,653	1	(1,573)	$2,121

(a)
Charged to other accounts includes the provision for fallouts of Direct Hire placements that has been deducted from net service revenues in the accompanying Consolidated Statements of Income and Comprehensive Income.

(b)
Deductions include write-offs of uncollectible accounts receivable and fallouts of Direct Hire placements that have been charged against the allowance for doubtful accounts, fallouts and other accounts receivables reserves.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 26, 2016	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 26, 2016	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2016	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2016	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

Date: February 26, 2016	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 26, 2016	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: February 26, 2016	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 26, 2016	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 26, 2016	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

Date: February 26, 2016	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 26, 2016	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman and Director

Date: February 26, 2016	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on May 9, 1996.

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

10.4
Third Amendment, dated December 23, 2014, to Third Amended and Restated Credit Agreement, Second Amendment to Second Amended and Restated Security Agreement and Joinder between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto, incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 23, 2014.

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

10.20*	Form of Restricted Stock Award Agreement, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

10.21*	Kforce Inc. Directors' Restricted Stock Unit Deferral Plan, filed electronically herewith.

Exhibit Number	Description

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The Consolidated Financial Statements and Schedule listed in Part IV, Item 15 of this Form 10-K are formatted in XBRL.

*	Management contract or compensatory plan or arrangement.