Form 10-Q
period 2016-03-31
KFORCE INC
filed 2016-05-04
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 29, 2016 was 27,776,188.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2016
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our beliefs regarding potential government actions, the impact of changes in laws and regulations, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of candidates for temporary employment or the Firm's ability to attract such candidates, the success of the Firm in attracting and retaining revenue-generating talent, estimates concerning goodwill impairment, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net service revenues	$322,201	$312,611
Direct costs of services	225,012	217,871
Gross profit	97,189	94,740
Selling, general and administrative expenses	85,568	82,352
Depreciation and amortization	2,327	2,397
Income from operations	9,294	9,991
Other expense, net	555	453
Income before income taxes	8,739	9,538
Income tax expense	5,089	3,753
Net income	3,650	5,785
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(3)	1
Comprehensive income	$3,647	$5,786

Earnings per share – basic	$0.14	$0.20
Earnings per share – diluted	$0.14	$0.20

Weighted average shares outstanding – basic	26,693	28,276
Weighted average shares outstanding – diluted	26,842	28,475

Dividends declared per share	$0.12	$0.11
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$920	$1,497
Trade receivables, net of allowances of $2,468 and $2,121, respectively	210,444	198,933
Income tax refund receivable	67	526
Deferred tax assets, net	3,815	4,518
Prepaid expenses and other current assets	10,463	9,060
Total current assets	225,709	214,534
Fixed assets, net	37,599	37,476
Other assets, net	28,474	28,671
Deferred tax assets, net	18,298	20,938
Intangible assets, net	4,043	4,235
Goodwill	45,968	45,968
Total assets	$360,091	$351,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$35,667	$39,227
Accrued payroll costs	50,537	46,125
Other current liabilities	1,368	1,287
Income taxes payable	1,621	1,107
Total current liabilities	89,193	87,746
Long-term debt – credit facility	103,454	80,472
Long-term debt – other	3,546	3,351
Other long-term liabilities	42,311	40,626
Total liabilities	238,504	212,195
Commitments and contingencies (see Note B)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,023 and 70,558 issued, respectively	710	705
Additional paid-in capital	422,862	420,276
Accumulated other comprehensive income	315	318
Retained earnings	155,456	155,096
Treasury stock, at cost; 43,294 and 42,130 shares, respectively	(457,756)	(436,768)
Total stockholders’ equity	121,587	139,627
Total liabilities and stockholders’ equity	$360,091	$351,822
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Three Months Ended March 31, 2016
Common stock – shares:
Shares at beginning of period	70,558
Issuance for stock-based compensation and dividends, net of forfeitures	455
Exercise of stock options	10
Shares at end of period	71,023
Common stock – par value:
Balance at beginning of period	$705
Issuance for stock-based compensation and dividends, net of forfeitures	5
Exercise of stock options	0
Balance at end of period	$710
Additional paid-in capital:
Balance at beginning of period	$420,276
Issuance for stock-based compensation and dividends, net of forfeitures	139
Exercise of stock options	109
Income tax benefit from stock-based compensation	285
Stock-based compensation expense	1,944
Employee stock purchase plan	109
Balance at end of period	$422,862
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$318
Defined benefit pension plans, net of tax	(3)
Balance at end of period	$315
Retained earnings:
Balance at beginning of period	$155,096
Net income	3,650
Dividends, net of forfeitures ($0.12 per share)	(3,290)
Balance at end of period	$155,456
Treasury stock – shares:
Shares at beginning of period	42,130
Repurchases of common stock	1,172
Employee stock purchase plan	(8)
Shares at end of period	43,294
Treasury stock – cost:
Balance at beginning of period	$(436,768)
Repurchases of common stock	(21,071)
Employee stock purchase plan	83
Balance at end of period	$(457,756)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$3,650	$5,785
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	3,343	686
Provision for bad debts on accounts receivable	356	1,047
Depreciation and amortization	2,337	2,400
Stock-based compensation expense	1,944	1,291
Defined benefit pension plans expense	497	492
Excess tax benefit attributable to stock-based compensation	(285)	(236)
Loss on deferred compensation plan investments, net	171	74
Other	56	37
(Increase) decrease in operating assets
Trade receivables, net	(11,867)	180
Income tax refund receivable	459	2,588
Prepaid expenses and other current assets	(1,404)	(68)
Other assets, net	(95)	(90)
(Decrease) increase in operating liabilities
Accounts payable and other current liabilities	(2,548)	(201)
Accrued payroll costs	4,604	(3,385)
Income taxes payable	799	413
Other long-term liabilities	1,039	395
Cash provided by operating activities	3,056	11,408
Cash flows from investing activities:
Capital expenditures	(1,294)	(1,389)
Cash used in investing activities	(1,294)	(1,389)
Cash flows from financing activities:
Proceeds from bank line of credit	251,095	157,806
Payments on bank line of credit	(228,113)	(156,813)
Payments on other financing arrangements	(485)	(324)
Proceeds from exercise of stock options	109	245
Excess tax benefit attributable to stock-based compensation	285	236
Repurchases of common stock	(22,084)	(8,507)
Cash dividend	(3,146)	(3,112)
Other	—	1,140
Cash used in financing activities	(2,339)	(9,329)
Change in cash and cash equivalents	(577)	690
Cash and cash equivalents at beginning of period	1,497	1,238
Cash and cash equivalents at end of period	$920	$1,928
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2015 Annual Report on Form 10-K.
Organization and Nature of Operations
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States. Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for both the three months ended March 31, 2016 and 2015 and are included in our Tech segment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2016, our Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2016 and our Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from our audited Consolidated Balance Sheet as of December 31, 2015, as presented in our 2015 Annual Report on Form 10-K.
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
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $350 thousand in claims annually. Additionally, for all claim amounts exceeding $350 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $450 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported (“IBNR”) claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
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
For the three months ended March 31, 2016 and 2015, there were 149 thousand and 199 thousand common stock equivalents included in the diluted weighted average shares outstanding. For the three months ended March 31, 2016 and 2015, there was an insignificant amount of common stock equivalents excluded from the weighted average diluted common shares based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.
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
The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce's Board each quarter following its review of, among other things, the Firm's financial performance and its legal ability to pay dividends.
New Accounting Standards
In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. Kforce elected not to adopt this standard early. Kforce is currently evaluating the potential impact on the consolidated financial statements.
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
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued authoritative guidance deferring the effective date of the new revenue standard by one year for all entities. The one-year deferral results in the guidance being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and entities are not permitted to adopt the standard earlier than the original effective date. In March 2016, the FASB issued authoritative guidance clarifying the implementation guidance on principal versus agent consideration. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method. We do not currently anticipate a material impact to the consolidated financial statements upon adoption; however, we do anticipate an increase in the level of disclosure around our arrangements and resulting revenue recognition.
Note B - Commitments and Contingencies
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
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2016 would be approximately $49.0 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $21.5 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.
Note C - Credit Facility
On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. This was amended on March 30, 2012 through the execution of a Consent and First Amendment, on December 27, 2013 through the execution of a Second Amendment and Joinder, and further amended on December 23, 2014 through the execution of a Third Amendment (as amended to date, the “Credit Facility”) resulting in a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving Credit Facility of up to $170.0 million (the “Revolving Loan Amount”) and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit.

Available borrowings under the Credit Facility are limited to 85% of the net amount of eligible accounts receivable (billed and unbilled), plus 80% of the net amount of eligible employee placement accounts, minus certain minimum availability reserves; provided, that the Firm may, subject to certain conditions, elect to increase the available borrowing limitation based on a percentage of the appraised fair market value of the Firm's corporate headquarters property and/or an additional percentage of net eligible accounts receivable, net eligible unbilled accounts receivable and net eligible employee placement accounts.
On April 15, 2016, Kforce executed a consent with each lender electing to increase the available borrowing limitation by including the Firm's corporate headquarters. The corporate headquarters additional borrowing base amount is limited to 80% of the appraised market value, which amount shall be reduced each subsequent quarter by an amount equal to 1/80th of the initial amount.
Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm.
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
Our ability to repurchase equity securities could be limited if the Firm's availability is less than the greater of (i) 15.0% of the aggregate amount of the commitment of all lenders under the Credit Facility or (ii) $15.0 million. Also, our ability to make distributions could be limited if the Firm's availability is less than the greater of (i) 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility or (ii) $20.6 million. Since Kforce had availability under the Credit Facility of $42.0 million as of March 31, 2016, the fixed charge coverage ratio covenant was not applicable nor was Kforce limited in making distributions or repurchases of its equity securities. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, or we could be limited in our ability to make distributions or repurchase equity securities. The Credit Facility expires December 23, 2019.
As of March 31, 2016, $103.5 million was outstanding under the Credit Facility. As of April 29, 2016, $108.6 million was outstanding and $44.9 million was available under the Credit Facility.
Note D - Employee Benefit Plans
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
The following represents the components of net periodic benefit cost for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Service cost	$328	$330
Interest cost	113	96
Net periodic benefit cost	$441	$426
The net periodic benefit cost recognized for the three months ended March 31, 2016 was based upon the actuarial valuation as of the beginning of the year, which utilized the assumptions noted in our 2015 Annual Report on Form 10-K.
The projected benefit obligation as of March 31, 2016 and December 31, 2015 was $11.8 million and $11.3 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2016. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2016.
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

The contingent consideration liability, which is related to a non-significant acquisition of a business within our GS reporting segment in the fourth quarter of 2014, is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. The remeasurements to fair value are recorded in Other expense, net within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. The contingent consideration liability is recorded in Other long-term liabilities within the Unaudited Condensed Consolidated Balance Sheets.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets, and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2016. The estimated fair values on Kforce’s financial statements as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2016
Recurring basis:
Money market funds	$36	$36	$—	$—
Contingent consideration liability	$(798)	$—	$—	$(798)
As of December 31, 2015
Recurring basis:
Money market funds	$36	$36	$—	$—
Contingent consideration liability	$(798)	$—	$—	$(798)
Note F - Stock Incentive Plans
On April 19, 2016, the shareholders approved the 2016 Stock Incentive Plan ("2016 Plan"). The 2016 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock and restricted stock unit awards) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2016 Plan is 650 thousand shares plus any shares of common stock that, as of the date of the 2016 Plan is approved by the shareholders, are reserved and available for grant or issuance under the 2013 Stock Incentive Plan ("2013 Plan") and the 2006 Stock Incentive Plan ("2006 Plan"). The 2016 Plan terminates on April 19, 2026. Prior to the effective date of the 2016 Plan, the Company granted stock awards to eligible participants under our 2013 Plan and 2006 Plan. As of the effective date of the 2016 Plan, no additional awards may be granted pursuant to the 2013 Plan and 2006 Plan; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the 2013 Plan and 2006 Plan, respectively.
On April 5, 2013, the shareholders approved the 2013 Plan and the aggregate number of shares of common stock that were subject to awards under the 2013 Plan, subject to adjustment upon a change in capitalization, was 4.0 million. On June 20, 2006, the shareholders approved the 2006 Plan and, as amended, the aggregate number of shares of common stock that were subject to awards under the 2006 Plan was 7.9 million. The 2013 Plan and 2006 Plan allowed for the issuance of stock options, stock appreciation rights, restricted stock and common stock, subject to share availability. The 2013 Plan terminates on April 5, 2023. The 2006 Plan expired on April 28, 2016.
During the three months ended March 31, 2016 and 2015, Kforce recognized total stock-based compensation expense of $1.9 million and $1.3 million, respectively.

Restricted Stock
Kforce's annual restricted stock grants made to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as determined by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain executives and management. Restricted stock granted during the three months ended March 31, 2016 will vest over a period of between five to ten years, with equal vesting annually.
Restricted stock contain the same voting rights as other common stock and are included in the number of shares of common stock issued and outstanding. Restricted stock contain the right to forfeitable dividends in the form of additional shares of restricted stock at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The following table presents the activity for the three months ended March 31, 2016 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2015	1,293	$20.89
Granted	538	$22.72
Forfeited/Canceled	(84)	$21.70
Vested	(157)	$21.08	$3,972
Outstanding as of March 31, 2016	1,590	$21.44
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of March 31, 2016, total unrecognized compensation expense related to restricted stock was $26.1 million, which will be recognized over a weighted average remaining period of 4.6 years.
Note G - Goodwill and Intangible Assets
The following table sets forth the activity in goodwill and other intangible assets during the three months ended March 31, 2016 (in thousands):

	Goodwill	Intangible Assets, Net
Balance as of December 31, 2015	$45,968	$4,235
Amortization of intangible assets	—	(192)
Balance as of March 31, 2016	$45,968	$4,043
As of March 31, 2016 and December 31, 2015, Intangible assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets consisted of $1.8 million and $2.0 million, respectively, of definite-lived intangible assets including customer relationships, customer contracts, technology and other and $2.2 million of an indefinite-lived intangible asset including a trade name and trademark.

As of March 31, 2016 and December 31, 2015, accumulated amortization for intangible assets was $26.8 million and $26.6 million, respectively. The following table presents the estimated amortization expense for intangibles over the next five years and thereafter (in thousands):

Remainder of 2016	$401
2017	345
2018	345
2019	334
2020	212
Thereafter	166
Total	$1,803
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
Historically, and for the three months ended March 31, 2016 and 2015, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income separately by segment as our operations are largely combined.
The following table provides information concerning the operations of our segments for the three months ended March 31, 2016 and 2015 (in thousands):

	Tech	FA	GS	Total
Three Months Ended March 31,
2016
Net service revenues:
Flexible billings	$211,209	$75,306	$23,121	$309,636
Direct Hire fees	5,379	7,186	—	12,565
Total net service revenues	$216,588	$82,492	$23,121	$322,201
Gross profit	$61,791	$28,821	$6,577	$97,189
Operating expenses				88,450
Income before income taxes				$8,739
2015
Net service revenues:
Flexible billings	$208,438	$66,194	$25,900	$300,532
Direct Hire fees	5,201	6,878	—	12,079
Total net service revenues	$213,639	$73,072	$25,900	$312,611
Gross profit	$60,217	$25,689	$8,834	$94,740
Operating expenses				85,202
Income before income taxes				$9,538

Note I - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred compensation plan	$25,695	$24,238
Supplemental executive retirement plan	11,777	11,337
Other	4,839	5,051
	$42,311	$40,626
Note J - Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cash paid during the period for:
Income taxes, net	$476	$79
Interest, net	$466	$417
Non-Cash Transaction Information:
Employee stock purchase plan	$192	$152
Equipment acquired under capital leases	$788	$249
Acquisition of fixed assets through accounts payable	$32	$53

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three months ended March 31, 2016.

•
Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•
Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three months ended March 31, 2016 and 2015, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•
Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases, contractual obligations and commitments and the impact of changes in interest rates on our business.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2016, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the three months ended March 31, 2016 increased 3.1% to $322.2 million from $312.6 million in the comparable period in 2015.

•
Flex revenues for the three months ended March 31, 2016 increased 3.0% to $309.6 million from $300.5 million in the comparable period in 2015. Tech Flex and FA Flex revenues for the three months ended March 31, 2016 increased 1.3% and 13.8%, respectively, over the comparable period in 2015.

•	Direct Hire revenues for the three months ended March 31, 2016 increased 4.0% to $12.6 million from $12.1 million in the comparable period in 2015.

•
Flex gross profit margin for the three months ended March 31, 2016 decreased 20 basis points to 27.3% from 27.5% in the comparable period in 2015. Flex gross profit margin increased 30 basis points for Tech and 30 basis points for FA and decreased 570 basis points for GS primarily as a result of higher benefit costs and a reduction in the spread between bill rates and pay rates in the three months ended March 31, 2016.

•
Selling, general and administrative ("SG&A") expenses as a percentage of revenues for the three months ended March 31, 2016 increased to 26.6% from 26.3% in the comparable period in 2015. The increase was primarily related to an increase in revenue-generating talent and $1.7 million in certain severance costs that were recorded during the three months ended March 31, 2016, which impacted SG&A as a percentage of revenues by 60 basis points.

•
Net income for the three months ended March 31, 2016 decreased 36.9% to $3.7 million from $5.8 million in the comparable period in 2015 primarily as a result of the severance costs recorded in the first quarter of 2016, which impacted net income by $1.0 million ($1.7 million pre-tax), and certain tax adjustments recorded in the first quarter of 2016 of $1.7 million. Excluding the impact of these items, net income would have increased by approximately 10% over the comparable period in 2015.

•
Diluted earnings per share for the three months ended March 31, 2016 decreased to $0.14 per share from $0.20 per share in the comparable period in 2015. Excluding the impact of the aforementioned items, diluted earnings per share would have been $0.24, or an increase of 20% versus the comparable period in 2015.

•	During the three months ended March 31, 2016, Kforce repurchased 1.1 million shares of common stock on the open market at a total cost of approximately $19.8 million.

•	The Firm declared and paid a quarterly dividend of $0.12 per share during the three months ended March 31, 2016, resulting in a payout in cash of $3.1 million.

•
The total amount outstanding under our Credit Facility increased $23.0 million to $103.5 million as of March 31, 2016 as compared to $80.5 million as of December 31, 2015 primarily as a result of the common stock repurchases.

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
Please refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2015 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2016 and 2015
Net service revenues for the three months ended March 31, 2016 and March 31, 2015 were $322.2 million and $312.6 million, respectively, which represents an increase of 3.1%. The increase was composed of increases of 1.4% in our Tech segment (which represents 67.2% of total net service revenues for the three months ended March 31, 2016) and 12.9% in our FA segment (which represents 25.6% of total net service revenues for the three months ended March 31, 2016), and a decrease of 10.7% in our GS segment (which represents 7.2% of total net service revenues for the three months ended March 31, 2016). Flex revenues increased 3.0% for the three months ended March 31, 2016, over the comparable period in 2015. Direct Hire revenues increased 4.0% for the three months ended March 31, 2016, over the comparable period in 2015.
Flex gross profit margin decreased 20 basis points to 27.3% for the three months ended March 31, 2016, as compared to 27.5% for the comparable period in 2015. The decrease is due primarily to an increase in benefit costs and a reduction in the spread between our bill rates and pay rates for our GS segment, partially offset by an increase in the spread for our Tech and FA segments. SG&A expenses as a percentage of net service revenues were 26.6% for the three months ended March 31, 2016, as compared to 26.3% for the comparable period in 2015. The increase in SG&A expenses as a percentage of net service revenues was attributable to an increase in compensation, commission, payroll taxes and benefit related costs, which was primarily driven by increased revenue-generating talent and certain severance costs, partially offset by a reduction in professional fees.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2016, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The penetration rate (the percentage of temporary staffing to total employment) in March 2016 was at 2.01%, a slight decline from December 2015 levels. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 5.0% as of March 2016, and non-farm payroll expanding approximately 627 thousand jobs in the period January through March 2016. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and is more closely aligned with the Firm’s business strategy, was at 2.6% in March 2016. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and continuing impact of health care reform, may continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. Additionally, we believe the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of total workforce. If the penetration rate of temporary staffing experiences growth in the coming months and years, we believe our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

Over the last few years, we have undertaken and continue to progress on several significant initiatives including: (1) executing a realignment plan to streamline our leadership and revenue-enabling personnel in an effort to better align a higher percentage of roles closer to the customer; (2) increasing our focus on consultant care processes and communications to redeploy our consultants in a timely fashion; (3) increasing revenue-generating talent to capitalize on targeted growth opportunities; (4) further defining and monitoring our client portfolio to ensure appropriate focus and prioritization; (5) further optimizing our centralized and field delivery functions in support of our sales operations; (6) upgrading our corporate systems; and (7) focusing on process improvements. We believe our realigned field operations and revenue-enabling operations models are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S. and are focused in Tech and FA which we believe to be key areas of expected growth, are a key contributor to our long-term financial stability. In addition, we believe our continued focus on core service offerings provides us the opportunity to further dedicate our resources to exclusively providing technology and finance and accounting talent in the commercial and government markets through our staffing organization and Kforce Government Solutions, Inc., our government solutions provider.
Net Service Revenues. The following table presents, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31:

	Three Months Ended March 31,
	2016	2015
Net Service Revenues by Segment:
Tech	67.2%	68.3%
FA	25.6	23.4
GS	7.2	8.3
Net service revenues	100.0%	100.0%
Revenues by Type:
Flex	96.1%	96.1%
Direct Hire	3.9	3.9
Net service revenues	100.0%	100.0%
Gross profit	30.2%	30.3%
Selling, general and administrative expenses	26.6%	26.3%
Depreciation and amortization	0.7%	0.8%
Income before income taxes	2.7%	3.1%
Net income	1.1%	1.9%

The following table presents net service revenues for Flex and Direct Hire by segment and percentage change from the prior period for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015
Tech
Flex	$211,209	1.3%	$208,438
Direct Hire	5,379	3.4%	5,201
Total Tech	$216,588	1.4%	$213,639
FA
Flex	$75,306	13.8%	$66,194
Direct Hire	7,186	4.5%	6,878
Total FA	$82,492	12.9%	$73,072
GS
Flex	$23,121	(10.7)%	$25,900
Total GS	$23,121	(10.7)%	$25,900

Total Flex	$309,636	3.0%	$300,532
Total Direct Hire	12,565	4.0%	12,079
Total Net Service Revenues	$322,201	3.1%	$312,611

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended March 31, 2016 and 2015, there were 64 and 63 billing days, respectively.
Flex revenues for our largest segment, Tech, experienced growth during the three months ended March 31, 2016 of 1.3%, as compared to the same period in 2015; this growth rate has decelerated over the last three quarters. We believe this deceleration was primarily the result of several large clients decreasing their spending with Kforce as a result of conditions which we expect are temporary in nature, arising after certain significant organizational changes within these clients. Although revenues derived from these clients remain at lower levels, we do not believe this decrease in spending represents a fundamental longer-term shift in spend. An April 2016 report published by SIA stated that temporary technology staffing is expected to experience growth of 6% for 2016 and an additional 6% in 2017. We believe that broad-based drivers to the demand in technology staffing such as cloud-computing, data analytics, mobility and cybersecurity will continue and that we are well positioned in this space. We expect the growth rates in Tech Flex revenues to decelerate slightly in the second quarter of 2016 but the Firm believes it is well-positioned to capture future demand in Tech Flex as a result of the improved productivity of the revenue-generating talent added in the fourth quarter of 2015 and first quarter of 2016.
Our FA segment experienced an increase in Flex revenues of 13.8% during the three months ended March 31, 2016, as compared to the same period in 2015; this growth rate has decelerated from historical high levels over the last few quarters. In its April 2016 update, SIA stated that finance and accounting staffing is expected to experience growth of 9% in 2016 and an additional 7% in 2017. The Firm believes it is well-positioned to take advantage of this growth and expects continued growth on a year-over-year basis in the second quarter of 2016 though at a decelerated pace as compared to the first quarter of 2016.
Our GS segment experienced a decrease in Flex revenues of 10.7% during the three months ended March 31, 2016, as compared to the same period in 2015. The decrease was impacted by the continued challenging operating environment as well as lower product-based business. In March 2016, GS was one of nine large businesses, along with 12 small businesses, that was awarded a prime contract with the U.S. Department of Veterans Affairs ("VA") on its T4 Next Generation contract vehicle, which will be focused on procuring services for the VA in areas that include information technology infrastructure improvements, cyber security and operations and network management. This contract vehicle has an overall program ceiling of approximately $22 billion, which is expected to be released over a period of 10 years. We expect revenues in GS to increase slightly in the second quarter of 2016 on a year over year basis. We also expect that the aforementioned contract vehicle could result in significant growth in GS over the next several years beginning in the fourth quarter of 2016.

The following table presents total Flex hours for our Tech and FA segments and percentage change over the prior period for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015
Tech	3,129	1.8%	3,074
FA	2,322	16.2%	1,999
Total hours	5,451	7.5%	5,073
As the GS segment primarily provides integrated business solutions as compared to staffing services, Flex hours are not presented above.
The increase in Flex revenues for Tech for the three months ended March 31, 2016, compared to the same period in 2015, was $2.8 million, composed of a $3.7 million increase in volume, a $0.6 million decrease in bill rate and a $0.3 million decrease in billable expenses. The increase in Flex revenues for FA for the three months ended March 31, 2016, compared to the same period in 2015, was $9.1 million, composed of a $10.7 million increase in volume and a $1.6 million decrease in bill rate.
The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to project-based work. The following table presents total Flex billable expenses for each segment and percentage change over the prior period for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015
Tech	$1,170	(22.5)%	$1,510
FA	34	(52.1)%	71
GS	87	(12.1)%	99
Total billable expenses	$1,291	(23.2)%	$1,680
Direct Hire Fees. The primary drivers of Direct Hire fees are the number of permanent placements and the fee for these placements. Direct Hire fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.
Direct Hire revenues increased 4.0% during the three months ended March 31, 2016, as compared to the same period in 2015.
The following table presents total placements for our Tech and FA segments and percentage change over the prior period for the three months ended March 31:

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015
Tech	317	(3.9)%	330
FA	595	10.4%	539
Total placements	912	4.9%	869

The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period for the three months ended March 31:

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015
Tech	$16,992	7.6%	$15,785
FA	12,078	(5.3)%	12,760
Total average placement fee	$13,785	(0.9)%	$13,909
The increase in Direct Hire revenues for the three months ended March 31, 2016, compared to the same period in 2015, was $0.5 million, composed of a $0.6 million increase in volume and a $0.1 million decrease in rate.
Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily flexible personnel payroll wages, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from net Flex service revenues. In addition, consistent with industry practices, gross profit dollars from Direct Hire fees are generally equal to revenues, because there are usually no direct costs associated with such revenues. As noted above, our GS segment does not make permanent placements; as a result, its gross profit percentage is the same as its Flex gross profit percentage.
The following table presents the gross profit percentage (gross profit as a percentage of revenues) for each segment and percentage change over the prior period for the three months ended March 31:

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015
Tech	28.5%	1.1%	28.2%
FA	34.9%	(0.9)%	35.2%
GS	28.4%	(16.7)%	34.1%
Total gross profit percentage	30.2%	(0.3)%	30.3%
Kforce also monitors the gross profit percentage as a percentage of Flex revenues, which is referred to as the Flex gross profit percentage. This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between the bill rate and pay rate for Flex.
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the three months ended March 31:

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015
Tech	26.7%	1.1%	26.4%
FA	28.7%	1.1%	28.4%
GS	28.4%	(16.7)%	34.1%
Total Flex gross profit percentage	27.3%	(0.7)%	27.5%
The increase in Flex gross profit for the three months ended March 31, 2016, compared to the same period in 2015, was $2.0 million, composed of a $2.5 million increase in volume and a $0.5 million decrease in rate.

During the three months ended March 31, 2016, Flex gross profit percentage decreased 20 basis points as compared to the same period in 2015. The decrease was due primarily to an increase in benefit costs and a reduction in the spread between our bill rates and pay rates for our GS segment, partially offset by an increase in the spread for our Tech and FA segments. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
SG&A Expenses. For the three months ended March 31, 2016 and 2015, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 85.5% and 82.8%, respectively. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three months ended March 31 (in thousands):

	2016	% of Revenues	2015	% of Revenues
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$73,171	22.7%	$68,171	21.8%
Other	12,397	3.9%	14,181	4.5%
Total SG&A	$85,568	26.6%	$82,352	26.3%
SG&A as a percentage of net service revenues increased 30 basis points for the three months ended March 31, 2016 as compared to the same period in 2015. This was attributable to an increase in compensation, commissions, payroll taxes and benefits costs of 0.9% of net service revenues, which was primarily driven by increased revenue-generating talent and certain severance costs, partially offset by a reduction in professional fees. We continue to be diligent with managing our SG&A expenses and expect to generate further leverage as revenues grow, which may be partially offset by an investment in revenue-generating talent and certain technology initiatives.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2016	Increase (Decrease)	2015
Fixed asset depreciation	$1,661	4.8%	$1,585
Capitalized software amortization	474	(23.5)%	620
Intangible asset amortization	192	—%	192
Total depreciation and amortization	$2,327	(2.9)%	$2,397
Other Expense, Net. Other expense, net was $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, which consisted primarily of interest expense related to outstanding borrowings under our Credit Facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for the three months ended March 31, 2016 and 2015 was 58.2% and 39.3%, respectively. Kforce’s effective rate during the three months ended March 31, 2016 was negatively impacted by certain one-time non-cash adjustments; the rate excluding these adjustments would have been 39.3%.

Non-GAAP Measures
Adjusted Net Income and Adjusted Net Income Per Share. "Adjusted Net Income", a non-GAAP financial measure, is defined as net income adjusted for certain non-recurring charges. "Adjusted Net Income Per Share", a non-GAAP financial measure, is Adjusted Net Income divided by the number of diluted weighted average shares outstanding. Adjusted Net Income and Adjusted Net Income Per Share should not be considered a measure of financial performance under generally accepted accounting principles and are presented as an alternative method for assessing the Company’s operating results in a manner that is focused on the performance of our ongoing operations and to provide consistency and comparability. Adjusted Net Income and Adjusted Net Income Per Share are key measures used by management and provide useful information by excluding certain non-recurring charges that we believe are not indicative of the Company's core operating results, consequently, management believes they are useful information to investors.
The following table presents Adjusted Net Income and Adjusted Net Income Per Share results and includes a reconciliation of Adjusted Net Income to net income and Adjusted Net Income Per Share to Earnings Per Share for the three months ended March 31 (in thousands, except per share amounts):

	Three Months Ended
	Mar. 31, 2016		Mar. 31, 2015
	$	Per share	$	Per share
Net income	$3,650	$0.14	$5,785	$0.20
Non-recurring charges, pre-tax
Severance costs	1,742	0.06	—	—
Non-recurring charges, pre-tax	1,742	0.06	—	—
Income tax expense *	974	0.04	—	—
Adjusted net income	$6,366	$0.24	$5,785	$0.20

Weighted average shares outstanding - basic	26,693		28,276
Weighted average shares outstanding - diluted	26,842		28,475
*    The income tax expense reconciling item is composed of (i) an income tax expense of $1.7 million related to certain one-time non-cash adjustments, and (ii) an income tax benefit of $0.7 million related to the severance costs, which was calculated using the effective tax rate, excluding the impact of the severance costs and certain tax adjustments, of 39.3%.

Adjusted EBITDA and Adjusted EBITDA Per Share. "Adjusted EBITDA", a non-GAAP financial measure, is defined by Kforce as net income before income from discontinued operations, net of income taxes, non-cash impairment charges, depreciation and amortization, stock-based compensation, interest and income taxes. "Adjusted EBITDA Per Share", a non-GAAP financial measure, is Adjusted EBITDA divided by the number of diluted weighted average shares outstanding. Adjusted EBITDA and Adjusted EBITDA Per Share should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA and Adjusted EBITDA Per Share. Adjusted EBITDA and Adjusted EBITDA Per Share are key measures used by management to evaluate our operations, including our ability to generate cash flows and our ability to repay our debt obligations, and management believes they are good measures of our core profitability, consequently, management believes they are useful information to investors. The measures should not be considered in isolation or as alternatives to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA and Adjusted EBITDA Per Share, as presented, may not be comparable to similarly titled measures of other companies.
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
The following table presents Adjusted EBITDA and Adjusted EBITDA Per Share results and includes a reconciliation of Adjusted EBITDA to net income and Adjusted EBITDA Per Share to Earnings Per Share for the three months ended March 31 (in thousands, except per share amounts):

	2016	Per Share	2015	Per Share
Three Months Ended March 31,
Net income	$3,650	$0.14	$5,785	$0.20
Depreciation and amortization	2,337	0.09	2,397	0.08
Stock-based compensation expense	1,944	0.07	1,291	0.05
Interest expense and other	579	0.02	516	0.02
Income tax expense	5,089	0.19	3,753	0.13
Adjusted EBITDA	$13,599	$0.51	$13,742	$0.48

Weighted average shares outstanding - basic	26,693		28,276
Weighted average shares outstanding - diluted	26,842		28,475

Free Cash Flow. "Free Cash Flow", a non-GAAP financial measure, is defined by Kforce as net cash provided by (used in) operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides useful information to investors about the amount of cash generated by the business that can be used for strategic opportunities, including investing in our business, repurchasing common stock, paying dividends and making strategic acquisitions.
The following table presents Free Cash Flow for the three months ended March 31 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net income	$3,650	$5,785
Non-cash provisions and other	8,419	5,791
Changes in operating assets/liabilities	(9,013)	(168)
Capital expenditures	(1,294)	(1,389)
Free cash flow	1,762	10,019
Change in debt	22,982	993
Repurchases of common stock	(22,084)	(8,507)
Cash dividend	(3,146)	(3,112)
Other	(91)	1,297
Change in cash	$(577)	$690

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing Credit Facility. At March 31, 2016, Kforce had $136.5 million in working capital compared to $126.8 million at December 31, 2015.
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) maintaining an appropriate outstanding balance on our Credit Facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) having sufficient liquidity for the possibility of completing an acquisition or for an unexpected necessary expense.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$3,056	$11,408
Investing activities	(1,294)	(1,389)
Financing activities	(2,339)	(9,329)
Net (decrease) increase in cash and cash equivalents	$(577)	$690
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, and stock-based compensation expense. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities the decrease in cash provided by operating activities during the three months ended March 31, 2016 as compared to the same period in 2015 is primarily a result of the timing of collections of accounts receivable.
Investing Activities
Capital expenditures for the three months ended March 31, 2016 and 2015 were $1.3 million and $1.4 million, respectively, which excludes equipment acquired under capital leases.
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

Financing Activities
During the three months ended March 31, 2016, the Firm paid cash for repurchases of common stock totaling $22.1 million, which was composed of approximately $20.8 million of open market common stock repurchases and $1.3 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. Of the $20.8 million of open market common stock repurchases, $1.0 million of the cash paid during the three months ended March 31, 2016 related to the settlement of 2015 repurchases. Kforce currently expects to continue repurchasing common stock on the open market; however, the level of future repurchases may be impacted by changes in economic conditions or the level of our operating cash flows.
Kforce declared and paid a quarterly dividend of $0.12 per share during the three months ended March 31, 2016, resulting in a payout in cash of $3.1 million. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce's Board each quarter following its review of, among other things, the Firm's financial performance and its legal ability to pay dividends.
Credit Facility
See Note C – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility. The Credit Facility includes a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility are limited to: (a) a revolving Credit Facility of up to $170.0 million (the “Revolving Loan Amount”) and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit. As of March 31, 2016, $103.5 million was outstanding under the Credit Facility. As of April 29, 2016, $108.6 million was outstanding and $44.9 million was available under the Credit Facility.
Stock Repurchases
As of December 31, 2015, $53.0 million of the Board-authorized common stock repurchase program remained available for future repurchases. During the three months ended March 31, 2016, Kforce repurchased approximately 1.1 million shares of common stock on the open market at a total cost of approximately $19.8 million. As of March 31, 2016, $33.2 million remained available for future repurchases.
Off-Balance Sheet Arrangements
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to our off-balance sheet arrangements previously disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Contractual Obligations and Commitments
Other than those changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
Item 1A.     Risk Factors.
There are no material changes in the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	268,712	$23.52	216,624	$47,949,743
February 1, 2016 to February 29, 2016	679,415	$15.97	679,185	$37,100,814
March 1, 2016 to March 31, 2016	223,961	$17.41	223,961	$33,200,667
Total	1,172,088	$17.98	1,119,770	$33,200,667

(1)
Includes 52,088 and 230 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the periods January 1, 2016 through January 31, 2016 and February 1, 2016 through February 29, 2016, respectively.

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

Kforce Inc.
(Registrant)

Date: May 4, 2016	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2016	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)