Form 10-Q
period 2016-06-30
KFORCE INC
filed 2016-08-03
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 29, 2016 was 27,770,194.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2016
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our beliefs regarding potential government actions, the impact of changes in laws and regulations, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of candidates for temporary employment or the Firm's ability to attract such candidates, the success of the Firm in attracting and retaining revenue-generating talent, estimates concerning goodwill impairment, changes in client demand for our services such as the resulting impact of any significant organizational changes within our largest clients, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should,” “suggest” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net service revenues	$335,047	$337,353	$657,248	$649,964
Direct costs of services	228,765	231,315	453,777	449,186
Gross profit	106,282	106,038	203,471	200,778
Selling, general and administrative expenses	85,587	83,195	171,155	165,547
Depreciation and amortization	2,252	2,426	4,579	4,823
Income from operations	18,443	20,417	27,737	30,408
Other expense, net	718	991	1,273	1,444
Income before income taxes	17,725	19,426	26,464	28,964
Income tax expense	6,861	7,833	11,950	11,586
Net income	10,864	11,593	14,514	17,378
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(2)	1	(5)	2
Comprehensive income	$10,862	$11,594	$14,509	$17,380

Earnings per share – basic	$0.41	$0.41	$0.55	$0.62
Earnings per share – diluted	$0.41	$0.41	$0.55	$0.61

Weighted average shares outstanding – basic	26,180	28,134	26,436	28,204
Weighted average shares outstanding – diluted	26,335	28,337	26,587	28,407

Dividends declared per share	$0.12	$0.11	$0.24	$0.22
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,043	$1,497
Trade receivables, net of allowances of $2,224 and $2,121, respectively	215,657	198,933
Income tax refund receivable	966	526
Deferred tax assets, net	3,990	4,518
Prepaid expenses and other current assets	12,754	9,060
Total current assets	234,410	214,534
Fixed assets, net	37,726	37,476
Other assets, net	28,629	28,671
Deferred tax assets, net	19,266	20,938
Intangible assets, net	3,850	4,235
Goodwill	45,968	45,968
Total assets	$369,849	$351,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$39,312	$39,227
Accrued payroll costs	54,361	46,125
Other current liabilities	1,513	1,287
Income taxes payable	1,993	1,107
Total current liabilities	97,179	87,746
Long-term debt – credit facility	95,785	80,472
Long-term debt – other	3,894	3,351
Other long-term liabilities	41,825	40,626
Total liabilities	238,683	212,195
Commitments and contingencies (see Note B)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,063 and 70,558 issued, respectively	710	705
Additional paid-in capital	424,888	420,276
Accumulated other comprehensive income	313	318
Retained earnings	163,004	155,096
Treasury stock, at cost; 43,290 and 42,130 shares, respectively	(457,749)	(436,768)
Total stockholders’ equity	131,166	139,627
Total liabilities and stockholders’ equity	$369,849	$351,822
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Six Months Ended June 30, 2016
Common stock – shares:
Shares at beginning of period	70,558
Issuance for stock-based compensation and dividends, net of forfeitures	490
Exercise of stock options	15
Shares at end of period	71,063
Common stock – par value:
Balance at beginning of period	$705
Issuance for stock-based compensation and dividends, net of forfeitures	5
Exercise of stock options	0
Balance at end of period	$710
Additional paid-in capital:
Balance at beginning of period	$420,276
Issuance for stock-based compensation and dividends, net of forfeitures	304
Exercise of stock options	172
Income tax benefit from stock-based compensation	238
Stock-based compensation expense	3,706
Employee stock purchase plan	192
Balance at end of period	$424,888
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$318
Defined benefit pension plans, net of tax	(5)
Balance at end of period	$313
Retained earnings:
Balance at beginning of period	$155,096
Net income	14,514
Dividends, net of forfeitures ($0.24 per share)	(6,606)
Balance at end of period	$163,004
Treasury stock – shares:
Shares at beginning of period	42,130
Repurchases of common stock	1,178
Employee stock purchase plan	(18)
Shares at end of period	43,290
Treasury stock – cost:
Balance at beginning of period	$(436,768)
Repurchases of common stock	(21,173)
Employee stock purchase plan	192
Balance at end of period	$(457,749)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$14,514	$17,378
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	2,199	1,270
Provision for bad debts on accounts receivable	774	1,403
Depreciation and amortization	4,600	4,828
Stock-based compensation expense	3,706	2,913
Defined benefit pension plans expense	954	968
Excess tax benefit attributable to stock-based compensation	(294)	(311)
Loss on deferred compensation plan investments, net	303	135
Contingent consideration liability remeasurement	—	524
Other	124	124
(Increase) decrease in operating assets
Trade receivables, net	(17,498)	(11,977)
Income tax refund receivable	(440)	1,317
Prepaid expenses and other current assets	(3,694)	(205)
Other assets, net	83	(260)
Increase (decrease) in operating liabilities
Accounts payable and other current liabilities	1,097	2,368
Accrued payroll costs	8,620	3,854
Income taxes payable	1,125	1,052
Other long-term liabilities	(516)	622
Cash provided by operating activities	15,657	26,003
Cash flows from investing activities:
Capital expenditures	(3,182)	(3,604)
Proceeds from the disposition of assets held within the Rabbi Trust	—	445
Purchase of assets held within the Rabbi Trust	—	(481)
Cash used in investing activities	(3,182)	(3,640)
Cash flows from financing activities:
Proceeds from credit facility	455,028	316,481
Payments on credit facility	(439,715)	(316,193)
Proceeds from other financing arrangements	856	—
Payments on other financing arrangements	(937)	(630)
Proceeds from exercise of stock options	172	381
Excess tax benefit attributable to stock-based compensation	294	311
Payments of loan financing fees	(144)	—
Repurchases of common stock	(22,185)	(17,678)
Cash dividend	(6,298)	(6,201)
Other	—	1,579
Cash used in financing activities	(12,929)	(21,950)
Change in cash and cash equivalents	(454)	413
Cash and cash equivalents at beginning of period	1,497	1,238
Cash and cash equivalents at end of period	$1,043	$1,651
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
Organization and Nature of Operations
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to customers in the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary and full-time basis. Kforce operates through its corporate headquarters in Tampa, Florida and 62 field offices located throughout the United States. Additionally, one of our subsidiaries, Kforce Global Solutions, Inc. (“Global”), provides information technology outsourcing services internationally through an office in Manila, Philippines. Our international operations comprised less than 2% of net service revenues for both the three and six months ended June 30, 2016 and 2015 and are included in our Tech segment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2016, our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and our Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from our audited Consolidated Balance Sheet as of December 31, 2015, as presented in our 2015 Annual Report on Form 10-K.
Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year as a result of certain U.S. state and federal employment tax resets. Thus, the results of operations for any interim period may be impacted by these factors and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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

Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $350 thousand in claims annually. Additionally, for all claim amounts exceeding $350 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $450 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
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
For the three and six months ended June 30, 2016, there were 155 thousand and 151 thousand common stock equivalents included in the diluted weighted average shares outstanding as compared to the three and six months ended June 30, 2015 of 203 thousand and 203 thousand, respectively. For the three and six months ended June 30, 2016 and 2015, there was an insignificant amount of common stock equivalents excluded from the weighted average diluted common shares based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.
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
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued authoritative guidance deferring the effective date of the new revenue standard by one year for all entities. The one-year deferral results in the guidance being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and entities are not permitted to adopt the standard earlier than the original effective date. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers in order to clarify and improve the understanding of the implementation guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method. We do not currently anticipate a material impact to the consolidated financial statements upon adoption; however, we do anticipate an increase in the level of disclosure around our arrangements and resulting revenue recognition.

Note B - Commitments and Contingencies
Litigation
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2016 would be approximately $49.1 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $21.5 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.
Note C - Credit Facility
On September 20, 2011, Kforce entered into a Third Amended and Restated Credit Agreement, with a syndicate led by Bank of America, N.A. This was amended on March 30, 2012 through the execution of a Consent and First Amendment, on December 27, 2013 through the execution of a Second Amendment and Joinder, and further amended on December 23, 2014 through the execution of a Third Amendment (as amended to date, the “Credit Facility”) resulting in a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility, absent Kforce exercising all or a portion of the accordion, are limited to: (a) a revolving Credit Facility of up to $170.0 million and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit.
Available borrowings under the Credit Facility are limited to 85% of the net amount of eligible accounts receivable (billed and unbilled), plus 80% of the net amount of eligible employee placement accounts, plus 80% of the appraised market value of the Firm's corporate headquarters reduced each subsequent quarter by an amount equal to 1/80th of the initial amount, minus certain minimum availability reserves.
Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm, including the Firm's corporate headquarters property.

Outstanding borrowings under the revolving Credit Facility bear interest at a rate of: (a) LIBOR plus an applicable margin based on various factors; or (b) the higher of (1) the prime rate, (2) the federal funds rate plus 0.50% or (3) LIBOR plus 1.25%. Fluctuations in the ratio of unbilled to billed receivables could result in material changes to availability from time to time. Letters of credit issued under the Credit Facility require Kforce to pay a fronting fee equal to 0.125% of the amount of each letter of credit issued, plus a per annum fee equal to the applicable margin for LIBOR loans based on the total letters of credit outstanding. To the extent that Kforce has unused availability under the Credit Facility, an unused line fee is required to be paid on a monthly basis equal to: (a) if the average daily aggregate revolver outstanding are less than 35% of the amount of the commitments, 0.35% or (b) if the average daily aggregate revolver outstanding are greater than 35% of the amount of the commitments, 0.25% times the amount by which the maximum revolver amount exceeded the sum of the average daily aggregate revolver outstanding, during the immediately preceding month or shorter period if calculated for the first month hereafter or on the termination date.
Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including, but not limited to, a fixed charge coverage ratio, which is only applicable in the event that the Firm’s availability under the Credit Facility falls below the greater of (i) 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and (ii) $11 million. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, including the amortization of stock-based compensation expense (disclosed as "Adjusted EBITDA"), less cash paid for capital expenditures. The denominator is defined as Kforce’s fixed charges such as interest expense, principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility, income taxes payable, and certain other payments. This financial covenant, if applicable, requires that the numerator be equal to or greater than the denominator.
Our ability to repurchase equity securities could be limited if the Firm's availability is less than the greater of (i) 15.0% of the aggregate amount of the commitment of all lenders under the Credit Facility or (ii) $15.0 million. Also, our ability to make distributions could be limited if the Firm's availability is less than the greater of (i) 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility or (ii) $20.6 million. Since Kforce had availability under the Credit Facility of $58.0 million as of June 30, 2016, the fixed charge coverage ratio covenant was not applicable nor was Kforce limited in making distributions or repurchases of its equity securities. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, or we could be limited in our ability to make distributions or repurchase equity securities. The Credit Facility expires December 23, 2019.
As of June 30, 2016, $95.8 million was outstanding under the Credit Facility. As of July 29, 2016, $96.8 million was outstanding and $57.0 million was available under the Credit Facility.
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
The following represents the components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$328	$330	$656	$660
Interest cost	113	96	226	192
Net periodic benefit cost	$441	$426	$882	$852
The net periodic benefit cost recognized for the three and six months ended June 30, 2016 was based upon the actuarial valuation as of the beginning of the year, which utilized the assumptions noted in our 2015 Annual Report on Form 10-K.

The projected benefit obligation as of June 30, 2016 and December 31, 2015 was $12.2 million and $11.3 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2016. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2016.
Note E - Fair Value Measurements
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2016.
Kforce's financial statements include a contingent consideration liability related to a non-significant acquisition of a business within our GS reporting segment, which is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There were no changes during the period attributable to total gains and losses in income and OCI, purchases, sales, issues and settlements. The contingent consideration liability is recorded in Other long-term liabilities within the Unaudited Condensed Consolidated Balance Sheets and the estimated fair value as of June 30, 2016 and December 31, 2015 was $798 thousand.
Note F - Stock Incentive Plans
On April 19, 2016, the Kforce shareholders approved the 2016 Stock Incentive Plan ("2016 Plan"). The 2016 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards ("RSAs") and restricted stock units ("RSUs")) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2016 Plan is approximately 1.6 million shares. The 2016 Plan terminates on April 19, 2026. Prior to the effective date of the 2016 Plan, the Company granted stock awards to eligible participants under our 2013 Stock Incentive Plan ("2013 Plan") and 2006 Stock Incentive Plan ("2006 Plan"). As of the effective date of the 2016 Plan, no additional awards may be granted pursuant to the 2013 Plan and 2006 Plan; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the 2013 Plan and 2006 Plan, respectively.
During the three months ended June 30, 2016 and 2015, Kforce recognized total stock-based compensation expense of $1.8 million and $1.6 million, respectively. During the six months ended June 30, 2016 and 2015, Kforce recognized total stock-based compensation expense of $3.7 million and $2.9 million, respectively.
Restricted Stock
Kforce's annual restricted stock (including RSAs and RSUs) granted to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as determined by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain directors, executives and management. Restricted stock granted during the six months ended June 30, 2016 will vest over a period of between one to ten years, with equal vesting annually.
RSAs contain the same voting rights as other common stock as well as the right to forfeitable dividends in the form of additional RSAs at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. RSUs contain no voting rights, but have the right to forfeitable dividend equivalents in the form of additional RSUs at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The distribution of shares of common stock for each RSU issued under the 2016 Plan pursuant to the terms of the Kforce Inc. Director's Restricted Stock Unit Deferral Plan can be deferred to a date later than the vesting date if an appropriate election was made. In the event of such deferral, vested RSUs have the right to dividend equivalents.

The following table presents the restricted stock activity for the six months ended June 30, 2016 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2015	1,293	$20.89
Granted	607	$22.27
Forfeited/Canceled	(117)	$21.69
Vested	(204)	$21.27	$4,874
Outstanding as of June 30, 2016	1,579	$21.31
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of June 30, 2016, total unrecognized compensation expense related to restricted stock was $24.9 million, which will be recognized over a weighted average remaining period of 4.4 years.
Note G - Reportable Segments
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
Historically, and for the three and six months ended June 30, 2016 and 2015, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Tech	FA	GS	Total
Three Months Ended June 30,
2016
Net service revenues:
Flexible billings	$219,412	$76,769	$25,292	$321,473
Direct Hire fees	5,146	8,428	—	13,574
Total net service revenues	$224,558	$85,197	$25,292	$335,047
Gross profit	$66,168	$31,435	$8,679	$106,282
Operating expenses				88,557
Income before income taxes				$17,725
2015
Net service revenues:
Flexible billings	$225,873	$72,773	$24,264	$322,910
Direct Hire fees	6,291	8,152	—	14,443
Total net service revenues	$232,164	$80,925	$24,264	$337,353
Gross profit	$68,637	$29,830	$7,571	$106,038
Operating expenses				86,612
Income before income taxes				$19,426
Six Months Ended June 30,
2016
Net service revenues:
Flexible billings	$430,621	$152,075	$48,413	$631,109
Direct Hire fees	10,525	15,614	—	26,139
Total net service revenues	$441,146	$167,689	$48,413	$657,248
Gross profit	$127,959	$60,256	$15,256	$203,471
Operating expenses				177,007
Income before income taxes				$26,464
2015
Net service revenues:
Flexible billings	$434,311	$138,967	$50,164	$623,442
Direct Hire fees	11,492	15,030	—	26,522
Total net service revenues	$445,803	$153,997	$50,164	$649,964
Gross profit	$128,854	$55,519	$16,405	$200,778
Operating expenses				171,814
Income before income taxes				$28,964

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Deferred compensation plan	$24,720	$24,238
Supplemental executive retirement plan (Note D)	12,218	11,337
Other	4,887	5,051
	$41,825	$40,626
Note I - Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Cash paid during the period for:
Income taxes, net	$9,077	$7,971
Interest, net	$1,059	$807
Non-cash transaction information:
Employee stock purchase plan	$384	$316
Equipment acquired under capital leases	$863	$398
Acquisition of fixed assets through accounts payable	$19	$369

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the six months ended June 30, 2016.

•
Critical Accounting Estimates – a discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•
Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, off-balance sheet arrangements, stock repurchases, and contractual obligations and commitments.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2016, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the six months ended June 30, 2016 increased 1.1% to $657.2 million from $650.0 million in the comparable period in 2015.

•
Flex revenues for the six months ended June 30, 2016 increased 1.2% to $631.1 million from $623.4 million in the comparable period in 2015. Tech Flex revenues for the six months ended June 30, 2016 decreased 0.8%, over the comparable period in 2015. FA Flex revenues for the six months ended June 30, 2016 increased 9.4%, over the comparable period in 2015.

•	Direct Hire revenues for the six months ended June 30, 2016 decreased 1.4% to $26.1 million from $26.5 million in the comparable period in 2015.

•
Flex gross profit margin for the six months ended June 30, 2016 increased 10 basis points to 28.1% from 28.0% in the comparable period in 2015. Flex gross profit margin increased 30 basis points for both Tech and FA due primarily to an increase in the spread between our bill rates and pay rates, and decreased 120 basis points for GS primarily as a result of higher benefits costs in the six months ended June 30, 2016.

•
Selling, general and administrative ("SG&A") expenses as a percentage of revenues for the six months ended June 30, 2016 increased to 26.0% from 25.5% in the comparable period in 2015. The 50 basis point increase was primarily driven by an increase in revenue-generating talent (up nearly 6% in the three months ended June 30, 2016 on a year-over-year basis) and $1.7 million in certain severance costs that were recorded during the six months ended June 30, 2016. The severance costs impacted SG&A as a percentage of revenues by 30 basis points.

•
Net income for the six months ended June 30, 2016 decreased 16.5% to $14.5 million from $17.4 million in the comparable period in 2015 primarily as a result of certain severance costs, which impacted net income by $1.0 million ($1.7 million pre-tax), and certain tax adjustments of $1.7 million during the six months ended June 30, 2016. Excluding the impact of these items, net income for the six months ended June 30, 2016 would have decreased by approximately 1% over the comparable period in 2015.

•
Diluted earnings per share for the six months ended June 30, 2016 decreased to $0.55 from $0.61 per share in the comparable period in 2015. The decline was primarily driven by the after-tax impact of the severance costs and tax adjustments, which impacted diluted earnings per share by $0.10.

•
During the six months ended June 30, 2016, Kforce repurchased 1.1 million shares of common stock on the open market at a total cost of approximately $19.8 million. There were no repurchases during the three months ended June 30, 2016.

•	The Firm declared and paid two quarterly dividends of $0.12 per share during the six months ended June 30, 2016, resulting in a total cash payout of $6.3 million.

•
The total amount outstanding under our Credit Facility increased $15.3 million to $95.8 million as of June 30, 2016 as compared to $80.5 million as of December 31, 2015. This increase was primarily driven by the return of capital to our shareholders in the form of dividends and common stock repurchases, which aggregated $26.1 million.

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
RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2016 and 2015
Net service revenues for the three and six months ended June 30, 2016 were $335.0 million and $657.2 million, respectively, which represents a decrease of 0.7% and an increase of 1.1%, respectively, over the comparable periods in 2015. The decrease for the three months ended June 30, 2016 and the increase for the six months ended June 30, 2016 was composed of decreases of 3.3% and 1.0% in our Tech segment (which represents 67.1% of total net service revenues for the six months ended June 30, 2016), increases of 5.3% and 8.9% in our FA segment (which represents 25.5% of total net service revenues for the six months ended June 30, 2016) and an increase of 4.2% and decrease of 3.5% in our GS segment (which represents 7.4% of total net service revenues for the six months ended June 30, 2016) over the comparable periods in 2015. Flex revenues decreased 0.4% and increased 1.2% for the three and six months ended June 30, 2016, over the comparable periods in 2015. Direct Hire revenues decreased 6.0% and 1.4% for the three and six months ended June 30, 2016, over the comparable periods in 2015.
Flex gross profit margin increased 40 basis points to 28.8% for the three months ended June 30, 2016, as compared to 28.4% for the comparable period in 2015, and increased 10 basis points to 28.1% for the six months ended June 30, 2016, as compared to 28.0% for the comparable period in 2015. The increases are due primarily to an increase in the spread between our bill rates and pay rates in each of our segments, which was partially offset by an increase in benefits costs in our FA and GS segments. SG&A expenses as a percentage of net service revenues were 25.5% and 26.0% for the three and six months ended June 30, 2016, respectively, as compared to 24.7% and 25.5% for the comparable periods in 2015. The increase in SG&A expenses as a percentage of net service revenues was primarily driven by an increase in revenue-generating talent (up nearly 6% in the three months ended June 30, 2016 on a year-over-year basis) and $1.7 million in certain severance costs that were recorded during the six months ended June 30, 2016.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2016, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The penetration rate (the percentage of temporary staffing to total employment) in June 2016 was at 2.01%, a slight decline from the December 2015 high of 2.06%. The rate has changed nominally in recent months, exceeding 2.0% for nearly two years and remains above the prior cycle high of 1.95%. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 4.9% as of June 2016, and non-farm payroll expanding approximately 441 thousand jobs in the period April through June 2016 with a larger than expected expansion in the month of June. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and we believe is a metric of the candidate population that Kforce serves, was at 2.5% in June 2016. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and continuing impact of health care reform, may continue to fuel growth in temporary staffing as employers may be reluctant to increase full-time hiring. Additionally, we believe the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of total workforce. If the penetration rate of temporary staffing experiences growth in the coming months and years, we believe our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

We continue to make progress on several significant initiatives including: (1) optimizing the alignment of our sales and delivery revenue-generating talent between our service offerings of Tech and FA; (2) balancing investment in our revenue-generating talent appropriately across our service offerings and allocating the talent toward markets, products, industries and clients that present Kforce with the greatest opportunity for profitable revenue growth; (3) diversifying our client portfolio; (4) upgrading existing technology systems and implementing new technologies that allow us to more effectively and efficiently serve our clients and candidates and improve the productivity and scalability of our organization; and (5) enhancing our consultant care processes and communications to redeploy our consultants in a timely fashion. We believe that the proper alignment and balance of our combined revenue-generating talent and revenue-enabling talent are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S. and are focused in Tech and FA (which we anticipate are areas of expected growth), are a key contributor to our long-term financial stability. In addition, we believe our continued focus on core service offerings provides us the opportunity to further dedicate our resources to exclusively providing technology and finance and accounting talent in the commercial and government markets through our staffing organization and Kforce Government Solutions, Inc., our government solutions provider.
Net Service Revenues. The following table presents, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net Service Revenues by Segment:
Tech	67.0%	68.8%	67.1%	68.6%
FA	25.4	24.0	25.5	23.7
GS	7.6	7.2	7.4	7.7
Net service revenues	100.0%	100.0%	100.0%	100.0%
Revenues by Type:
Flex	95.9%	95.7%	96.0%	95.9%
Direct Hire	4.1	4.3	4.0	4.1
Net service revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	31.7%	31.4%	31.0%	30.9%
Selling, general and administrative expenses	25.5%	24.7%	26.0%	25.5%
Depreciation and amortization	0.7%	0.7%	0.7%	0.7%
Income before income taxes	5.3%	5.8%	4.0%	4.5%
Net income	3.2%	3.4%	2.2%	2.7%

The following table presents net service revenues for Flex and Direct Hire by segment and percentage change from the prior period for the three and six months ended June 30 (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech
Flex	$219,412	(2.9)%	$225,873	$430,621	(0.8)%	$434,311
Direct Hire	5,146	(18.2)%	6,291	10,525	(8.4)%	11,492
Total Tech	$224,558	(3.3)%	$232,164	$441,146	(1.0)%	$445,803
FA
Flex	$76,769	5.5%	$72,773	$152,075	9.4%	$138,967
Direct Hire	8,428	3.4%	8,152	15,614	3.9%	15,030
Total FA	$85,197	5.3%	$80,925	$167,689	8.9%	$153,997
GS
Flex	$25,292	4.2%	$24,264	$48,413	(3.5)%	$50,164
Total GS	$25,292	4.2%	$24,264	$48,413	(3.5)%	$50,164

Total Flex	$321,473	(0.4)%	$322,910	$631,109	1.2%	$623,442
Total Direct Hire	13,574	(6.0)%	14,443	26,139	(1.4)%	26,522
Total Net Service Revenues	$335,047	(0.7)%	$337,353	$657,248	1.1%	$649,964

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended June 30, 2016 and 2015, there were 64 billing days each.
Flex revenues for our largest segment, Tech, decreased during the three and six months ended June 30, 2016 by 2.9% and 0.8%, respectively, as compared to the same periods in 2015. The year-over-year growth rates experienced by the Firm in the first and second quarters of 2015 were 8.3% and 9.6%, respectively. This growth was partially enabled by significant growth in several large clients, which subsequently began to decline after certain significant organizational changes occurred within these clients in mid-2015 causing them to decrease their spending with the Firm. This resulted in a challenging year-over-year comparison in the first half of 2016; however, we experienced an increase in revenues with these same clients on a sequential basis in the second quarter of 2016 which suggests that the impact related to the shift in spend with these clients was temporary in nature and may be improving. An April 2016 report published by SIA stated that temporary technology staffing is expected to experience growth of 6% for 2016 and an additional 6% in 2017. We believe that broad-based drivers to the demand in technology staffing such as cloud-computing, data analytics, mobility and cybersecurity will continue and that we are well positioned in this space. We expect the growth rates in Tech Flex revenues to be down year-over-year in the third quarter of 2016 but improved from second quarter levels.
Our FA segment experienced an increase in Flex revenues of 5.5% and 9.4% during the three and six months ended June 30, 2016, as compared to the same periods in 2015, though these growth rates have decelerated from the high levels experienced in 2015. The April 2016 report published by SIA stated that finance and accounting staffing is expected to experience growth of 9% in 2016 and an additional 7% in 2017. The Firm expects growth to decelerate on a year-over-year basis in the third quarter as compared to the second quarter of 2016.
Our GS segment experienced an increase in Flex revenues of 4.2% during the three months ended June 30, 2016, as compared to the same period in 2015, and a decrease of 3.5% during the six months ended June 30, 2016, as compared to the same period in 2015. As was disclosed in our previous filing, in March 2016 GS was one of nine large businesses, along with 12 small businesses, that was awarded a prime contract with the U.S. Department of Veterans Affairs ("VA") on its T4 Next Gen contract vehicle, which will be focused on procuring services for the VA in areas that include information technology infrastructure improvements, cyber security and operations and network management. This contract vehicle has an overall program ceiling of $22 billion, which is expected to be released over a period of 10 years. We expect revenues in GS to increase in the third quarter of 2016 on a year-over-year basis. We also expect that the T4 Next Gen contract vehicle could result in significant growth in GS over the next several years, beginning in the fourth quarter of 2016.

The following table presents the key drivers for the change in Flex revenues for our Tech and FA segments for the three and six months ended June 30, 2016, as compared to the same periods in 2015 (in thousands):

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Tech	FA	Tech	FA
Volume	$(8,115)	$4,869	$(4,404)	$15,521
Bill rate	1,991	(853)	1,391	(2,356)
Billable expenses	(337)	(20)	(677)	(57)
Total	$(6,461)	$3,996	$(3,690)	$13,108
The following table presents total Flex hours for our Tech and FA segments and percentage change over the prior period for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	3,200	(3.6)%	3,320	6,329	(1.0)%	6,394
FA	2,363	6.7%	2,215	4,685	11.2%	4,214
Total hours	5,563	0.5%	5,535	11,014	3.8%	10,608
As the GS segment primarily provides integrated business solutions as compared to staffing services, Flex hours are not presented above.
The changes in billable expenses, which are included as a component of net services revenues, are primarily attributable to project-based work. The following table presents total Flex billable expenses for each segment and percentage change over the prior period for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	$1,278	(20.9)%	$1,615	$2,448	(21.7)%	$3,125
FA	50	(28.6)%	70	84	(40.4)%	141
GS	141	11.0%	127	228	0.9%	226
Total billable expenses	$1,469	(18.9)%	$1,812	$2,760	(21.0)%	$3,492
Direct Hire Fees. The primary drivers of Direct Hire fees are the number of permanent placements and the fee for these placements. Direct Hire fees also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.
Direct Hire revenues decreased 6.0% and 1.4% during the three and six months ended June 30, 2016, as compared to the same periods in 2015.
The following table presents the key drivers for the change in Direct Hire revenues for the three and six months ended June 30, 2016, as compared to the same periods in 2015 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Volume	$(475)	$128
Placement fee	(394)	(511)
Total	$(869)	$(383)

The following table presents total placements for our Tech and FA segments and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	317	(18.5)%	389	634	(11.8)%	719
FA	677	5.9%	639	1,272	8.0%	1,178
Total placements	994	(3.3)%	1,028	1,906	0.5%	1,897
The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	$16,209	0.3%	$16,155	$16,600	3.8%	$15,986
FA	12,451	(2.4)%	12,763	12,276	(3.8)%	12,761
Total average placement fee	$13,651	(2.8)%	$14,047	$13,715	(1.9)%	$13,983
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
The following table presents the gross profit percentage (gross profit as a percentage of revenues) for each segment and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	29.5%	(0.3)%	29.6%	29.0%	0.3%	28.9%
FA	36.9%	—%	36.9%	35.9%	(0.6)%	36.1%
GS	34.3%	9.9%	31.2%	31.5%	(3.7)%	32.7%
Total gross profit percentage	31.7%	1.0%	31.4%	31.0%	0.3%	30.9%
Kforce also monitors the Flex gross profit percentage (gross profit percentage as a percentage of Flex revenues). This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between the bill rate and pay rate for Flex.
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the three and six months ended June 30:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	27.8%	0.7%	27.6%	27.3%	1.1%	27.0%
FA	30.0%	0.7%	29.8%	29.4%	1.0%	29.1%
GS	34.3%	9.9%	31.2%	31.5%	(3.7)%	32.7%
Total Flex gross profit percentage	28.8%	1.4%	28.4%	28.1%	0.4%	28.0%

During the three and six months ended June 30, 2016, Flex gross profit percentage increased 40 basis points and 10 basis points, respectively, as compared to the same periods in 2015. These increases were due primarily to an increase in the spread between our bill rates and pay rates in each of our segments, which was partially offset by an increase in benefit costs in our FA GS segments. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
The following table presents the key drivers for the change in Flex gross profit for the three and six months ended June 30, 2016, as compared to the same periods in 2015 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Volume	$(409)	$2,142
Rate	1,522	934
Total	$1,113	$3,076
SG&A Expenses. For the three and six months ended June 30, 2016, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.5% and 85.0%, respectively, as compared to 84.8% and 83.8% for the comparable period in 2015. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the three and six months ended June 30 (in thousands):

	2016	% of Revenues	2015	% of Revenues
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$72,296	21.6%	$70,521	20.9%
Other	13,291	3.9%	12,674	3.8%
Total SG&A	$85,587	25.5%	$83,195	24.7%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$145,467	22.1%	$138,692	21.4%
Other	25,688	3.9%	26,855	4.1%
Total SG&A	$171,155	26.0%	$165,547	25.5%
SG&A as a percentage of net service revenues increased 80 and 50 basis points for the three and six months ended June 30, 2016 as compared to the same periods in 2015. These increases were primarily driven by an increase in revenue-generating talent (up nearly 6% in the three months ended June 30, 2016 on a year-over-year basis) and $1.7 million certain severance costs that were recorded during the six months ended June 30, 2016. We continue to be diligent with managing our SG&A expenses and expect to generate further leverage as revenues grow, which may be partially offset by continued investments in revenue-generating talent and certain technology initiatives.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Fixed asset depreciation	$1,656	1.6%	$1,630	$3,317	3.2%	$3,215
Capitalized software amortization	403	(33.3)%	604	877	(28.3)%	1,224
Intangible asset amortization	193	0.5%	192	385	0.3%	384
Total depreciation and amortization	$2,252	(7.2)%	$2,426	$4,579	(5.1)%	$4,823
Other Expense, Net. Other expense, net was $0.7 million and $1.3 million for the three and six months ended June 30, 2016 which consisted primarily of interest expense related to outstanding borrowings under our Credit Facility. Other expense, net was $1.0 million and $1.4 million for the three and six months ended June 30, 2015 which consisted primarily of interest expense related to outstanding borrowings under our Credit Facility and $0.5 million expense due to the remeasurement of our contingent consideration liability for the three and six months ended June 30, 2015.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for the six months ended June 30, 2016 and 2015 was 45.2% and 40.0%, respectively. Kforce’s effective rate during the six months ended June 30, 2016 was negatively impacted by certain one-time non-cash adjustments; the rate excluding these adjustments would have been 38.9%.

Non-GAAP Measures
Adjusted Net Income and Adjusted Net Income Per Share. "Adjusted Net Income", a non-GAAP financial measure, is defined as net income adjusted for certain non-recurring charges. "Adjusted Net Income Per Share", a non-GAAP financial measure, is Adjusted Net Income divided by the number of diluted weighted average shares outstanding. Adjusted Net Income and Adjusted Net Income Per Share should not be considered a measure of financial performance under generally accepted accounting principles and are presented as an alternative method for assessing the Company’s operating results in a manner that is focused on the performance of our ongoing operations and to provide enhanced consistency and comparability. Adjusted Net Income and Adjusted Net Income Per Share are key performance measures used by management and provide useful information by excluding certain non-recurring charges that we believe are not indicative of the Company's core operating results, and consequently, management believes they are useful information to investors.
The following table presents Adjusted Net Income and Adjusted Net Income Per Share results and includes a reconciliation of Adjusted Net Income to net income and Adjusted Net Income Per Share to earnings per share for the six months ended June 30 (in thousands, except per share amounts):

	2016	Per Share	2015	Per Share
Six Months Ended June 30,
Net income	$14,514	$0.55	$17,378	$0.61
Non-recurring charges, pre-tax
Severance costs	1,742	0.07	—	—
Non-recurring charges, pre-tax	1,742	0.07	—	—
Income tax expense *	974	0.03	—	—
Adjusted net income	$17,230	$0.65	$17,378	$0.61

Weighted average shares outstanding - basic	26,436		28,204
Weighted average shares outstanding - diluted	26,587		28,407

*
The income tax expense reconciling item is composed of (i) an income tax expense of $1.7 million related to certain one-time non-cash adjustments, and (ii) an income tax benefit of $0.7 million related to the severance costs, which was calculated using the effective tax rate for the first quarter, excluding the impact of the severance costs and certain tax adjustments, of 39.3%.

Adjusted EBITDA. "Adjusted EBITDA", a non-GAAP financial measure, is based on the definition in our Credit Facility and is a key metric in our covenant calculations, as described in Note C - "Credit Facility." Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our ability to generate cash flows and our ability to repay our debt obligations and provides a good metric of our core profitability in comparing our performance to our competitors. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest.
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income for the three and six months ended June 30 (in thousands, except per share amounts):

	2016	2015
Three Months Ended June 30,
Net income	$10,864	$11,593
Depreciation and amortization	2,263	2,426
Stock-based compensation expense	1,762	1,622
Interest expense and other	728	512
Income tax expense	6,861	7,833
Adjusted EBITDA	$22,478	$23,986

Six Months Ended June 30,
Net income	$14,514	$17,378
Depreciation and amortization	4,600	4,823
Stock-based compensation expense	3,706	2,913
Interest expense and other	1,307	1,028
Income tax expense	11,950	11,586
Adjusted EBITDA	$36,077	$37,728

Free Cash Flow. "Free Cash Flow", a non-GAAP financial measure, is defined by Kforce as net cash provided by (used in) operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our Unaudited Condensed Consolidated Statements of Cash Flows.
The following table presents Free Cash Flow for the six months ended June 30 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Net income	$14,514	$17,378
Non-cash provisions and other	12,366	11,854
Changes in operating assets/liabilities	(11,223)	(3,229)
Capital expenditures	(3,182)	(3,604)
Free cash flow	12,475	22,399
Change in debt	15,313	288
Repurchases of common stock	(22,185)	(17,678)
Cash dividend	(6,298)	(6,201)
Other	241	1,605
Change in cash	$(454)	$413

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing Credit Facility. At June 30, 2016, Kforce had $137.2 million in working capital compared to $126.8 million at December 31, 2015.
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) maintaining an appropriate outstanding balance on our Credit Facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) having sufficient liquidity for the possibility of completing an acquisition or for an unexpected necessary expense.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$15,657	$26,003
Investing activities	(3,182)	(3,640)
Financing activities	(12,929)	(21,950)
Net increase in cash and cash equivalents	$(454)	$413
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, and stock-based compensation expense. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities, the decrease in cash provided by operating activities during the six months ended June 30, 2016 as compared to the same period in 2015 is primarily a result of the timing of collections of accounts receivable.
Investing Activities
Capital expenditures for the six months ended June 30, 2016 and 2015 were $3.2 million and $3.6 million, respectively, which excludes equipment acquired under capital leases.
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

Financing Activities
During the six months ended June 30, 2016, the Firm paid cash for repurchases of common stock totaling $22.2 million, which was composed of approximately $20.8 million of open market common stock repurchases and $1.4 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. Of the $20.8 million of open market common stock repurchases, $1.0 million of the cash paid during the six months ended June 30, 2016 related to the settlement of 2015 repurchases. Kforce currently expects to continue repurchasing common stock on the open market; however, the level of future repurchases may be impacted by changes in economic conditions or the level of our operating cash flows.
During the three and six months ended June 30, 2016, Kforce declared and paid quarterly dividends of $3.2 million, or $0.12 per share, and $6.3 million, or $0.24 per share, respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce's Board each quarter following its review of, among other things, the Firm's financial performance and its legal ability to pay dividends.
Credit Facility
See Note C – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility. The Credit Facility includes a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility, absent Kforce exercising all or a portion of the accordion, are limited to: (a) a revolving Credit Facility of up to $170.0 million and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit. As of June 30, 2016, $95.8 million was outstanding under the Credit Facility. As of July 29, 2016, $96.8 million was outstanding and $57.0 million was available under the Credit Facility.
Stock Repurchases
As of December 31, 2015, $53.0 million of the Board-authorized common stock repurchase program remained available for future repurchases. During the six months ended June 30, 2016, Kforce repurchased approximately 1.1 million shares of common stock on the open market at a total cost of approximately $19.8 million. As of June 30, 2016, $33.2 million remained available for future repurchases. The Board of Directors recently approved an increase to the existing authorization for repurchases of common stock to $75.0 million.
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
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

PART II - OTHER INFORMATION
Item 1.     Legal Proceedings.
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
Item 1A.     Risk Factors.
There are no material changes in the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	264	$19.02	—	$33,200,667
May 1, 2016 to May 31, 2016	1,441	$18.06	—	$33,200,667
June 1, 2016 to June 30, 2016	3,892	$18.13	—	$33,200,667
Total	5,597	$18.15	—	$33,200,667

(1)
Includes 264 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period April 1, 2016 through April 30, 2016, 1,441 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period May 1, 2016 through May 31, 2016, and 3,892 shares of stock received upon a stock option exercise related to shares tendered and to satisfy statutory minimum tax withholding requirements for the period June 1, 2016 through June 30, 2016.

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

Kforce Inc.
(Registrant)

Date: August 3, 2016	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2016	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)