Form 10-Q
period 2016-09-30
KFORCE INC
filed 2016-11-02
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 28, 2016 was 27,119,027.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2016
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our beliefs regarding potential government actions, the impact of changes in laws and regulations, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of candidates for temporary employment or the Firm’s ability to attract such candidates, the success of the Firm in attracting and retaining revenue-generating talent, estimates concerning goodwill impairment, risk of contract performance, delays or termination or the failure to obtain awards, task orders or funding under contracts, changes in client demand for our services such as the resulting impact of any significant organizational changes within our largest clients, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should,” “suggest” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net service revenues	$336,460	$341,575	$993,708	$991,539
Direct costs of services	231,080	231,754	684,857	680,940
Gross profit	105,380	109,821	308,851	310,599
Selling, general and administrative expenses	87,918	84,167	259,073	249,714
Depreciation and amortization	2,075	2,579	6,654	7,402
Income from operations	15,387	23,075	43,124	53,483
Other expense, net	663	463	1,936	1,907
Income before income taxes	14,724	22,612	41,188	51,576
Income tax expense	5,704	9,067	17,654	20,653
Net income	9,020	13,545	23,534	30,923
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(2)	1	(7)	3
Comprehensive income	$9,018	$13,546	$23,527	$30,926

Earnings per share – basic	$0.35	$0.49	$0.90	$1.10
Earnings per share – diluted	$0.34	$0.48	$0.89	$1.09

Weighted average shares outstanding – basic	25,996	27,811	26,287	28,072
Weighted average shares outstanding – diluted	26,173	28,132	26,449	28,318

Dividends declared per share	$0.12	$0.11	$0.36	$0.33
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$925	$1,497
Trade receivables, net of allowances of $2,027 and $2,121, respectively	209,430	198,933
Income tax refund receivable	739	526
Deferred tax assets, net	4,927	4,518
Prepaid expenses and other current assets	11,732	9,060
Total current assets	227,753	214,534
Fixed assets, net	42,355	37,476
Other assets, net	29,591	28,671
Deferred tax assets, net	19,176	20,938
Intangible assets, net	3,729	4,235
Goodwill	45,968	45,968
Total assets	$368,572	$351,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$36,101	$39,227
Accrued payroll costs	52,419	46,125
Other current liabilities	1,577	1,287
Income taxes payable	1,350	1,107
Total current liabilities	91,447	87,746
Long-term debt – credit facility	101,330	80,472
Long-term debt – other	3,658	3,351
Other long-term liabilities	43,147	40,626
Total liabilities	239,582	212,195
Commitments and contingencies (see Note B)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 70,897 and 70,558 issued, respectively	709	705
Additional paid-in capital	426,317	420,276
Accumulated other comprehensive income	311	318
Retained earnings	168,909	155,096
Treasury stock, at cost; 43,785 and 42,130 shares, respectively	(467,256)	(436,768)
Total stockholders’ equity	128,990	139,627
Total liabilities and stockholders’ equity	$368,572	$351,822
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Nine Months Ended September 30, 2016
Common stock – shares:
Shares at beginning of period	70,558
Issuance for stock-based compensation and dividends, net of forfeitures	324
Exercise of stock options	15
Shares at end of period	70,897
Common stock – par value:
Balance at beginning of period	$705
Issuance for stock-based compensation and dividends, net of forfeitures	4
Exercise of stock options	0
Balance at end of period	$709
Additional paid-in capital:
Balance at beginning of period	$420,276
Issuance for stock-based compensation and dividends, net of forfeitures	321
Exercise of stock options	172
Income tax benefit from stock-based compensation	265
Stock-based compensation expense	5,042
Employee stock purchase plan	241
Balance at end of period	$426,317
Accumulated other comprehensive (loss) income:
Balance at beginning of period	$318
Defined benefit pension plans, net of tax	(7)
Balance at end of period	$311
Retained earnings:
Balance at beginning of period	$155,096
Net income	23,534
Dividends, net of forfeitures ($0.36 per share)	(9,721)
Balance at end of period	$168,909
Treasury stock – shares:
Shares at beginning of period	42,130
Repurchases of common stock	1,682
Employee stock purchase plan	(27)
Shares at end of period	43,785
Treasury stock – cost:
Balance at beginning of period	$(436,768)
Repurchases of common stock	(30,775)
Employee stock purchase plan	287
Balance at end of period	$(467,256)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$23,534	$30,923
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	1,353	874
Provision for bad debts on accounts receivable	575	1,861
Depreciation and amortization	6,702	7,411
Stock-based compensation expense	5,042	4,261
Defined benefit pension plans expense	1,398	1,395
Excess tax benefit attributable to stock-based compensation	(329)	(408)
Loss on deferred compensation plan investments, net	411	192
Contingent consideration liability remeasurement	—	524
Other	179	262
(Increase) decrease in operating assets
Trade receivables, net	(11,072)	(13,229)
Income tax refund receivable	(214)	1,097
Prepaid expenses and other current assets	(2,672)	496
Other assets, net	24	(322)
(Decrease) increase in operating liabilities
Accounts payable and other current liabilities	(2,114)	1,872
Accrued payroll costs	6,822	12,067
Income taxes payable	509	3,129
Other long-term liabilities	(813)	2,751
Cash provided by operating activities	29,335	55,156
Cash flows from investing activities:
Capital expenditures	(9,409)	(7,731)
Proceeds from the disposition of assets held within the Rabbi Trust	—	445
Purchase of assets held within the Rabbi Trust	—	(481)
Cash used in investing activities	(9,409)	(7,767)
Cash flows from financing activities:
Proceeds from credit facility	677,788	443,195
Payments on credit facility	(656,930)	(455,635)
Proceeds from other financing arrangements	856	—
Payments on other financing arrangements	(1,371)	(956)
Proceeds from exercise of stock options	172	381
Excess tax benefit attributable to stock-based compensation	329	408
Payments of deferred financing fees	(158)	—
Repurchases of common stock	(31,787)	(24,883)
Cash dividend	(9,397)	(9,261)
Other	—	(630)
Cash used in financing activities	(20,498)	(47,381)
Change in cash and cash equivalents	(572)	8
Cash and cash equivalents at beginning of period	1,497	1,238
Cash and cash equivalents at end of period	$925	$1,246
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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from our audited Consolidated Balance Sheet as of December 31, 2015, as presented in our 2015 Annual Report on Form 10-K.
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

Earnings per Share
Basic earnings per share is computed as earnings divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per common share is computed by dividing the earnings attributable to common shareholders for the period by WASO during the period plus the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.
For the three and nine months ended September 30, 2016, there were 177 thousand and 162 thousand common stock equivalents included in the diluted weighted average shares outstanding as compared to the three and nine months ended September 30, 2015 of 321 thousand and 246 thousand, respectively. For the three and nine months ended September 30, 2016 and 2015, there was an insignificant amount of common stock equivalents excluded from the weighted average diluted common shares based on the fact that their inclusion would have had an anti-dilutive effect on earnings per share.
New Accounting Standards
In August 2016, the FASB issued authoritative guidance clarifying eight cash flow classification issues that are not currently addressed or unclear under current GAAP and thereby reducing the current and potential future diversity in practice. The guidance is to be applied for annual periods beginning after December 15, 2017 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, unless it is impracticable to apply the requirements retrospectively at which the requirements should be applied prospectively as of the earliest date practicable. Kforce elected not to adopt this standard early. Kforce does not anticipate that this guidance will have an impact on its consolidated financial statements as the cash flow classification issues are either not applicable or we are currently accounting for them in accordance with the clarified guidance.
In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. Kforce elected not to adopt this standard early. Upon adoption, Kforce anticipates a prospective impact to our income tax expense line within our consolidated statements of operations and comprehensive income, the amount of which will depend on the vesting activity in any given period. Additionally, we expect a retrospective change in the presentation of excess tax benefits from a financing to operating activity within our consolidated statements of cash flows.
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
On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois. Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. We intend to vigorously defend each of the plaintiff’s claims. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding; however, based on our current knowledge, we believe that the final outcome of this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at September 30, 2016 would be approximately $44.7 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $20.2 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
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
Available borrowings under the Credit Facility are limited to 85% of the net amount of eligible accounts receivable (billed and unbilled), plus 80% of the net amount of eligible employee placement accounts, plus 80% of the appraised market value of the Firm’s corporate headquarters reduced each subsequent quarter by an amount equal to 1/80th of the initial amount, minus certain minimum availability reserves.

Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm, including the Firm’s corporate headquarters property.
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
Under the Credit Facility, Kforce is subject to certain affirmative and negative covenants including, but not limited to, a fixed charge coverage ratio, which is only applicable in the event that the Firm’s availability under the Credit Facility falls below the greater of (a) 10% of the aggregate amount of the commitment of all of the lenders under the Credit Facility and (b) $11 million. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, including the amortization of stock-based compensation expense (disclosed as “Adjusted EBITDA”), less cash paid for capital expenditures. The denominator is defined as Kforce’s fixed charges such as interest expense, principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility, income taxes payable, and certain other payments. This financial covenant, if applicable, requires that the numerator be equal to or greater than the denominator.
Our ability to repurchase equity securities could be limited if the Firm’s availability is less than the greater of (a) 15.0% of the aggregate amount of the commitment of all lenders under the Credit Facility or (b) $15.0 million. Also, our ability to make distributions could be limited if the Firm’s availability is less than the greater of (a) 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility or (b) $20.6 million. Since Kforce had availability under the Credit Facility of $52.1 million as of September 30, 2016, the fixed charge coverage ratio covenant was not applicable nor was Kforce limited in making distributions or executing repurchases of its equity securities. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, or we could be limited in our ability to make distributions or repurchase equity securities. The Credit Facility expires December 23, 2019.
As of September 30, 2016, $101.3 million was outstanding under the Credit Facility. As of October 28, 2016, $89.5 million was outstanding and $63.9 million was available under the Credit Facility.
Note D - Employee Benefit Plans
Deferred Compensation Plans
Kforce has a Non-Qualified Deferred Compensation Plan and a Kforce Non-Qualified Deferred Compensation Government Practice Plan (collectively the “Deferred Compensation Plans”), pursuant to which eligible management and certain highly compensated employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. At September 30, 2016 and December 31, 2015, amounts payable within the next year are included in Accounts payable and other accrued liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets and totaled $3.7 million and $2.3 million, respectively. At September 30, 2016 and December 31, 2015, amounts payable after the next year, upon retirement or termination of employment are included in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets and totaled $25.8 million and $24.2 million, respectively.
Employee distributions are being funded through proceeds from the sale of assets held within our Rabbi Trust. The fair value of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies and money-market funds, as of September 30, 2016 and December 31, 2015 was $27.0 million and $25.5 million, respectively, and is included in Other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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
The following represents the components of net periodic benefit cost (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$328	$330	$984	$990
Interest cost	113	96	339	288
Net periodic benefit cost	$441	$426	$1,323	$1,278
The projected benefit obligation as of September 30, 2016 and December 31, 2015 was $12.7 million and $11.3 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2016. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2016.
Note E - Fair Value Measurements
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2016.
Kforce’s financial statements include a contingent consideration liability related to a non-significant acquisition of a business within our Government Solutions reporting segment, which is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There was no activity during the period in our recurring Level 3 fair value measurements. The contingent consideration liability is recorded in Other long-term liabilities within the Unaudited Condensed Consolidated Balance Sheets and the estimated fair value as of September 30, 2016 and December 31, 2015 was $798 thousand.
Note F - Stock Incentive Plans
On April 19, 2016, the Kforce shareholders approved the 2016 Stock Incentive Plan (“2016 Plan”). The 2016 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2016 Plan is approximately 1.6 million shares. The 2016 Plan terminates on April 19, 2026. Prior to the effective date of the 2016 Plan, the Company granted stock awards to eligible participants under our 2013 Stock Incentive Plan (“2013 Plan”) and 2006 Stock Incentive Plan (“2006 Plan”). As of the effective date of the 2016 Plan, no additional awards may be granted pursuant to the 2013 Plan and 2006 Plan; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the 2013 Plan and 2006 Plan, respectively.
During the three months ended September 30, 2016 and 2015, Kforce recognized total stock-based compensation expense of $1.3 million and $1.4 million, respectively. During the nine months ended September 30, 2016 and 2015, Kforce recognized total stock-based compensation expense of $5.0 million and $4.3 million, respectively.

Restricted Stock
Kforce’s annual restricted stock (including RSAs and RSUs) granted to executives and management are generally based on the extent by which annual long-term incentive performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance, have been met, as determined by the Compensation Committee. Additionally, Kforce, with the approval of the Compensation Committee, grants restricted stock in varying amounts as determined appropriate during the year to retain directors, executives and management. Restricted stock granted during the nine months ended September 30, 2016 will vest over a period of between one to ten years, with equal vesting annually.
RSAs contain the same voting rights as other common stock as well as the right to forfeitable dividends in the form of additional RSAs at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. RSUs contain no voting rights, but have the right to forfeitable dividend equivalents in the form of additional RSUs at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The distribution of shares of common stock for each RSU issued under the 2016 Plan pursuant to the terms of the Kforce Inc. Director’s Restricted Stock Unit Deferral Plan can be deferred to a date later than the vesting date if an appropriate election was made. In the event of such deferral, vested RSUs have the right to dividend equivalents.
The following table presents the restricted stock activity for the nine months ended September 30, 2016 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2015	1,293	$20.89
Granted	639	$22.08
Forfeited/Canceled	(315)	$21.44
Vested	(250)	$20.83	$5,790
Outstanding as of September 30, 2016	1,367	$21.32
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of September 30, 2016, total unrecognized compensation expense related to restricted stock was $23.1 million, which will be recognized over a weighted average remaining period of 4.6 years.
Note G - Reportable Segments
Kforce’s reportable segments are as follows: (1) Technology (“Tech”); (2) Finance and Accounting (“FA”); and (3) Government Solutions (“GS”). This determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to the Board and our CODM. Kforce also reports Flexible billings and Direct Hire fees separately by segment, which has been incorporated into the table below.
Historically, and for the three and nine months ended September 30, 2016 and 2015, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments (in thousands):

	Tech	FA	GS	Total
Three Months Ended September 30,
2016
Net service revenues:
Flexible billings	$220,376	$76,290	$26,818	$323,484
Direct Hire fees	5,148	7,828	—	12,976
Total net service revenues	$225,524	$84,118	$26,818	$336,460
Gross profit	$65,173	$30,439	$9,768	$105,380
Operating expenses				90,656
Income before income taxes				$14,724
2015
Net service revenues:
Flexible billings	$226,381	$76,707	$24,351	$327,439
Direct Hire fees	5,732	8,404	—	14,136
Total net service revenues	$232,113	$85,111	$24,351	$341,575
Gross profit	$69,128	$31,710	$8,983	$109,821
Operating expenses				87,209
Income before income taxes				$22,612
Nine Months Ended September 30,
2016
Net service revenues:
Flexible billings	$650,997	$228,365	$75,231	$954,593
Direct Hire fees	15,673	23,442	—	39,115
Total net service revenues	$666,670	$251,807	$75,231	$993,708
Gross profit	$193,132	$90,695	$25,024	$308,851
Operating expenses				267,663
Income before income taxes				$41,188
2015
Net service revenues:
Flexible billings	$660,692	$215,674	$74,515	$950,881
Direct Hire fees	17,224	23,434	—	40,658
Total net service revenues	$677,916	$239,108	$74,515	$991,539
Gross profit	$197,982	$87,229	$25,388	$310,599
Operating expenses				259,023
Income before income taxes				$51,576

Note H - Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Cash paid during the period for:
Income taxes, net	$16,023	$15,592
Interest, net	$1,569	$1,234
Non-cash transaction information:
Employee stock purchase plan	$528	$435
Equipment acquired under capital leases	$1,123	$553
Unsettled repurchase of common stock	$—	$1,011
Acquisition of fixed assets through accounts payable	$19	$86

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
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2016, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the nine months ended September 30, 2016 increased 0.2% to $993.7 million from $991.5 million in the comparable period in 2015.

•
Flex revenues for the nine months ended September 30, 2016 increased 0.4% to $954.6 million from $950.9 million in the comparable period in 2015. Tech Flex revenues for the nine months ended September 30, 2016 decreased 1.5%, over the comparable period in 2015. FA Flex revenues for the nine months ended September 30, 2016 increased 5.9%, over the comparable period in 2015. GS Flex revenues for the nine months ended September 30, 2016 increased 1.0%, over the comparable period in 2015.

•	Direct Hire revenues for the nine months ended September 30, 2016 decreased 3.8% to $39.1 million from $40.7 million in the comparable period in 2015.

•
Flex gross profit margin for the nine months ended September 30, 2016 decreased 10 basis points to 28.3% from 28.4% in the comparable period in 2015. Flex gross profit margin decreased 10 basis points for both Tech and FA and 80 basis points for GS, primarily as a result of higher benefits costs.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the nine months ended September 30, 2016 increased to 26.1% from 25.2% in the comparable period in 2015. The 90 basis point increase was primarily driven by approximately $6.0 million, or 60 basis points, in severance costs that were recorded during 2016 associated with realignment activities focused on further streamlining our organization. In addition, we have made targeted investments in information technology as well as our revenue-generating talent during 2016, which has negatively impacted SG&A as a percentage of revenue.

•
Net income for the nine months ended September 30, 2016 decreased 23.9% to $23.5 million from $30.9 million in the comparable period in 2015 primarily driven by the aforementioned $6.0 million in severance costs ($3.6 million after-tax) as well as certain tax adjustments of $1.7 million during the nine months ended September 30, 2016.

•
Diluted earnings per share for the nine months ended September 30, 2016 decreased to $0.89 from $1.09 per share in the comparable period in 2015. The decline was primarily driven by the after-tax impact of the severance costs and tax adjustments, which impacted diluted earnings per share by $0.20.

•	During the nine months ended September 30, 2016, Kforce repurchased 1.6 million shares of common stock on the open market at a total cost of approximately $29.1 million.

•	The Firm declared and paid three quarterly dividends of $0.12 per share during the nine months ended September 30, 2016, resulting in a total cash payout of $9.4 million.

•
The total amount outstanding under our Credit Facility increased $20.8 million to $101.3 million as of September 30, 2016 as compared to $80.5 million as of December 31, 2015. This increase was primarily driven by the return of capital to our shareholders in the form of dividends and common stock repurchases, which aggregated $38.5 million.

OUR BUSINESS AT A GLANCE
Kforce provides professional staffing services and solutions to customers in the Tech, FA, and GS segments and on both a temporary and permanent basis. Kforce is backed by nearly 3,000 associates and more than 11,000 consultants on assignment. Kforce operates through its corporate headquarters in Tampa, Florida and 61 field offices located throughout the United States, as well as an office in Manila, Philippines.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
INDUSTRY ECONOMIC FACTORS
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2016, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). A September 2016 report published by SIA stated that temporary technology staffing is expected to experience growth of 5% for 2016 and an additional 6% in 2017 and that finance and accounting staffing is expected to experience growth of 7% in 2016 and an additional 6% in 2017. The penetration rate (the percentage of temporary staffing to total employment) in September 2016 was at 2.03%, a slight decline from the December 2015 high of 2.06%. The rate has changed nominally in recent months, exceeding 2.0% for nearly two years and remains above the prior cycle high of 1.95%. While the macro-employment picture remains uncertain, it has continuously improved, with the unemployment rate at 5.0% as of September 2016, and non-farm payroll expanding approximately 576 thousand jobs in the period July through September 2016. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and we believe is a metric of the candidate population that Kforce serves, was at 2.5% in September 2016. Management believes that uncertainty in the overall U.S. economic outlook related to the political landscape, potential tax changes, geo-political risk and continuing impact of health care reform, may continue to fuel growth in temporary staffing as employers may be reluctant to increase permanent hiring. Additionally, we believe the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of total workforce. If the penetration rate of temporary staffing experiences growth in the coming months and years, we believe our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2016 and 2015
Net Service Revenues. The following table presents, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Service Revenues by Segment:
Tech	67.0%	68.0%	67.1%	68.4%
FA	25.0	24.9	25.3	24.1
GS	8.0	7.1	7.6	7.5
Net service revenues	100.0%	100.0%	100.0%	100.0%
Revenues by Type:
Flex	96.1%	95.9%	96.1%	95.9%
Direct Hire	3.9	4.1	3.9	4.1
Net service revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	31.3%	32.2%	31.1%	31.3%
Selling, general and administrative expenses	26.1%	24.6%	26.1%	25.2%
Depreciation and amortization	0.6%	0.8%	0.7%	0.7%
Income before income taxes	4.4%	6.6%	4.1%	5.2%
Net income	2.7%	4.0%	2.4%	3.1%
The following table presents net service revenues for Flex and Direct Hire by segment and percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech
Flex	$220,376	(2.7)%	$226,381	$650,997	(1.5)%	$660,692
Direct Hire	5,148	(10.2)%	5,732	15,673	(9.0)%	17,224
Total Tech	$225,524	(2.8)%	$232,113	$666,670	(1.7)%	$677,916
FA
Flex	$76,290	(0.5)%	$76,707	$228,365	5.9%	$215,674
Direct Hire	7,828	(6.9)%	8,404	23,442	—%	23,434
Total FA	$84,118	(1.2)%	$85,111	$251,807	5.3%	$239,108
GS
Flex	$26,818	10.1%	$24,351	$75,231	1.0%	$74,515
Total GS	$26,818	10.1%	$24,351	$75,231	1.0%	$74,515

Total Flex	$323,484	(1.2)%	$327,439	$954,593	0.4%	$950,881
Total Direct Hire	12,976	(8.2)%	14,136	39,115	(3.8)%	40,658
Total Net Service Revenues	$336,460	(1.5)%	$341,575	$993,708	0.2%	$991,539

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our clients’ businesses. For the three months ended September 30, 2016 and 2015, there were 64 billing days each.
Flex revenues for our largest segment, Tech, decreased during the three and nine months ended September 30, 2016 by 2.7% and 1.5%, respectively, as compared to the same periods in 2015. Our year-over-year growth rates in the first half of 2015 were partially enabled by significant growth in several large clients, which subsequently began to decline after certain significant organizational changes occurred within these clients in mid-2015 causing them to decrease their spending with the Firm. This resulted in challenging year-over-year comparisons in the first half of 2016. We experienced sequential growth in Flex revenues within our Tech segment in Q2 2016 of 3.9% and Q3 2016 of 0.4% though our Flex revenues declined on a year-over-year basis against challenging comparisons. We experienced sequential growth in Q3 2016 within the clients referenced above, which suggests that the impact related to the shift in spend with these clients was temporary in nature and may be improving. We believe that broad-based drivers to the demand in technology staffing such as cloud-computing, data analytics, mobility and cybersecurity will continue and that we are well positioned in this space. We expect Tech Flex revenues to increase sequentially on a billing day basis (the fourth quarter of 2016 is expected to have 61 billing days) and increase on a year-over-year basis in the fourth quarter of 2016.
Our FA segment experienced a decrease in Flex revenues of 0.5% during the three months ended September 30, 2016, as compared to the same period in 2015, and an increase of 5.9% during the nine months ended September 30, 2016, as compared to the same period in 2015. Our year-over-year quarterly growth rates in FA Flex during 2015 each exceeded 15% so we expected our 2016 year-over-year growth rates to slow against these challenging comparisons. We expect FA Flex revenues to increase sequentially on a billing day basis (the fourth quarter of 2016 is expected to have 61 billing days) but be flat to slightly down on a year-over-year basis in the fourth quarter of 2016.
Our GS segment experienced an increase in revenues of 10.1% and 1.0% during the three and nine months ended September 30, 2016, as compared to the same periods in 2015 and increased sequentially by 6.0%. The sequential and year-over-year growth was driven by growth in our product-based business as well as strength in service revenues. GS was one of 12 large businesses, along with 16 small businesses, that was awarded a prime contract with the U.S. Department of Veterans Affairs (“VA”) on its T4 Next Gen contract vehicle, which will be focused on procuring services for the VA in areas that include information technology infrastructure improvements, cyber security and operations and network management. This contract vehicle has an overall program ceiling of $22 billion, which is expected to be released over a period of 10 years. We believe that the T4 Next Gen contract vehicle could result in growth in GS over the next several years. We expect GS revenues to decline sequentially but increase on a year-over-year basis in the fourth quarter of 2016.
The following table presents the key drivers for the change in Flex revenues for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Tech	FA	Tech	FA
Volume	$(5,256)	$(220)	$(9,660)	$15,243
Bill rate	(596)	(186)	795	(2,483)
Billable expenses	(153)	(11)	(830)	(69)
Total	$(6,005)	$(417)	$(9,695)	$12,691

The following table presents total Flex hours for our Tech and FA segments and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	3,254	(2.3)%	3,332	9,583	(1.5)%	9,726
FA	2,343	(0.3)%	2,350	7,028	7.1%	6,564
Total hours	5,597	(1.5)%	5,682	16,611	2.0%	16,290
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
Direct Hire revenues decreased 8.2% and 3.8% during the three and nine months ended September 30, 2016, as compared to the same periods in 2015.
The following table presents the key drivers for the change in Direct Hire revenues over the prior period (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Volume	$(960)	$(832)
Placement fee	(200)	(711)
Total	$(1,160)	$(1,543)
The following table presents total placements for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	297	(15.9)%	353	931	(13.2)%	1,072
FA	643	(2.0)%	656	1,915	4.4%	1,834
Total placements	940	(6.8)%	1,009	2,846	(2.1)%	2,906
The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	$17,343	6.7%	$16,247	$16,837	4.8%	$16,072
FA	12,169	(5.0)%	12,815	12,240	(4.2)%	12,780
Total average placement fee	$13,802	(1.5)%	$14,015	$13,744	(1.8)%	$13,994
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

The following table presents the gross profit percentage (gross profit as a percentage of revenues) for each segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	28.9%	(3.0)%	29.8%	29.0%	(0.7)%	29.2%
FA	36.2%	(2.9)%	37.3%	36.0%	(1.4)%	36.5%
GS	36.4%	(1.4)%	36.9%	33.3%	(2.3)%	34.1%
Total gross profit percentage	31.3%	(2.8)%	32.2%	31.1%	(0.6)%	31.3%
Kforce also monitors the Flex gross profit percentage (Flex gross profit as a percentage of Flex revenues). This provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for Flex and changes in the spread between the bill rate and pay rate for Flex. As noted above, our GS segment does not make permanent placements; as a result, its Flex gross profit percentage is the same as its gross profit percentage.
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Tech	27.2%	(2.9)%	28.0%	27.3%	(0.4)%	27.4%
FA	29.6%	(2.6)%	30.4%	29.5%	(0.3)%	29.6%
GS	36.4%	(1.4)%	36.9%	33.3%	(2.3)%	34.1%
Total Flex gross profit percentage	28.6%	(2.1)%	29.2%	28.3%	(0.4)%	28.4%
During the three and nine months ended September 30, 2016, Flex gross profit percentage decreased 60 basis points and 10 basis points, respectively, as compared to the same periods in 2015. These decreases were due primarily to an increase in benefit costs. In addition, in Q3 2016 we experienced an increase in the revenue concentration within our large client portfolio in Tech Flex, which resulted in a reduction in the Flex gross profit percentage, and spread compression within certain of these clients that are trading volume for rate. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
The following table presents the key drivers for the change in Flex gross profit over the prior period (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Volume	$(1,155)	$1,054
Rate	(2,126)	(1,259)
Total	$(3,281)	$(205)
SG&A Expenses. For the three and nine months ended September 30, 2016, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 86.4% and 85.5%, respectively, as compared to 84.5% and 84.0% for the comparable period in 2015. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues (in thousands):

	2016	% of Revenues	2015	% of Revenues
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$75,949	22.6%	$71,145	20.8%
Other	11,969	3.5%	13,022	3.8%
Total SG&A	$87,918	26.1%	$84,167	24.6%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$221,416	22.3%	$209,837	21.2%
Other	37,657	3.8%	39,877	4.0%
Total SG&A	$259,073	26.1%	$249,714	25.2%
SG&A as a percentage of net service revenues increased 150 and 90 basis points for the three and nine months ended September 30, 2016 as compared to the same periods in 2015. These increases were primarily driven by approximately $6.0 million, or 60 basis points, in severance costs that were recorded during 2016 associated with realignment activities focused on further streamlining our organization. In addition, we have made targeted investments in information technology as well as our revenue-generating talent during 2016, which has negatively impacted SG&A as a percentage of revenue.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Increase (Decrease)	2015	2016	Increase (Decrease)	2015
Fixed asset depreciation	$1,652	(8.8)%	$1,812	$4,969	(1.2)%	$5,027
Capitalized software amortization	302	(47.6)%	576	1,179	(34.5)%	1,800
Intangible asset amortization	121	(36.6)%	191	506	(12.0)%	575
Total depreciation and amortization	$2,075	(19.5)%	$2,579	$6,654	(10.1)%	$7,402
Other Expense, Net. Other expense, net was $0.7 million and $1.9 million for the three and nine months ended September 30, 2016 which consisted primarily of interest expense related to outstanding borrowings under our Credit Facility. Other expense, net was $0.5 million and $1.9 million for the three and nine months ended September 30, 2015 which consisted primarily of interest expense related to outstanding borrowings under our Credit Facility and $0.5 million expense due to the remeasurement of our contingent consideration liability for the nine months ended September 30, 2015.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for the nine months ended September 30, 2016 and 2015 was 42.9% and 40.0%, respectively. Kforce’s effective rate during the nine months ended September 30, 2016 was negatively impacted by certain one-time non-cash adjustments; the rate excluding these adjustments would have been 38.8%.

Non-GAAP Measures
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is based on the definition in our Credit Facility and is a key metric in our covenant calculations, as described in Note C - “Credit Facility.” Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our ability to generate cash flows and our ability to repay our debt obligations and provides a good metric of our core profitability in comparing our performance to our competitors. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the unaudited condensed consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest.
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2016	2015
Three Months Ended September 30,
Net income	$9,020	$13,545
Depreciation and amortization	2,102	2,579
Stock-based compensation expense	1,336	1,348
Interest expense and other	644	458
Income tax expense	5,704	9,067
Adjusted EBITDA	$18,806	$26,997

Nine Months Ended September 30,
Net income	$23,534	$30,923
Depreciation and amortization	6,702	7,402
Stock-based compensation expense	5,042	4,261
Interest expense and other	1,951	1,486
Income tax expense	17,654	20,653
Adjusted EBITDA	$54,883	$64,725

Free Cash Flow. “Free Cash Flow”, a non-GAAP financial measure, is defined by Kforce as net cash provided by (used in) operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our Unaudited Condensed Consolidated Statements of Cash Flows.
The following table presents Free Cash Flow (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net income	$23,534	$30,923
Non-cash provisions and other	15,331	16,372
Changes in operating assets/liabilities	(9,530)	7,861
Capital expenditures	(9,409)	(7,731)
Free cash flow	19,926	47,425
Change in debt	20,858	(12,440)
Repurchases of common stock	(31,787)	(24,883)
Cash dividend	(9,397)	(9,261)
Other	(172)	(833)
Change in cash	$(572)	$8

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing Credit Facility. At September 30, 2016, Kforce had $136.3 million in working capital compared to $126.8 million at December 31, 2015.
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) maintaining an appropriate outstanding balance on our Credit Facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) having sufficient liquidity for the possibility of completing an acquisition or for an unexpected necessary expense.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$29,335	$55,156
Investing activities	(9,409)	(7,767)
Financing activities	(20,498)	(47,381)
Net (decrease) increase in cash and cash equivalents	$(572)	$8
Operating Activities
The significant variations in cash provided by operating activities and net income are principally related to adjustments to net income for certain non-cash charges such as depreciation and amortization expense, and stock-based compensation expense. These adjustments are more fully detailed in our Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities, the decrease in cash provided by operating activities during the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily a result of the timing of payment of our employee and consultant populations’ compensation, payments of certain severance costs associated with realignment activities focused on further streamlining our organization, investments in information technology as well as our revenue-generating talent and certain tax adjustments of $1.7 million during the nine months ended September 30, 2016.
Investing Activities
Capital expenditures for the nine months ended September 30, 2016 and 2015 were $9.4 million and $7.7 million, respectively, which excludes equipment acquired under capital leases.
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

Financing Activities
During the nine months ended September 30, 2016, the Firm paid cash for repurchases of common stock totaling $31.8 million, which was composed of approximately $30.1 million of open market common stock repurchases and $1.7 million of common stock repurchases attributable to shares withheld for statutory minimum tax withholding requirements pertaining to the vesting of restricted stock awards. Of the $30.1 million of open market common stock repurchases, $1.0 million of the cash paid during the nine months ended September 30, 2016 related to the settlement of 2015 repurchases. Kforce currently expects to continue repurchasing common stock on the open market; however, the level of future repurchases may be impacted by changes in economic conditions or the level of our operating cash flows.
During the three and nine months ended September 30, 2016, Kforce declared and paid quarterly dividends of $3.1 million, or $0.12 per share, and $9.4 million, or $0.36 per share, respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s financial performance and its legal ability to pay dividends.
Credit Facility
See Note C – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility. The Credit Facility includes a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility, absent Kforce exercising all or a portion of the accordion, are limited to: (a) a revolving Credit Facility of up to $170.0 million and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit. As of September 30, 2016, $101.3 million was outstanding under the Credit Facility. As of October 28, 2016, $89.5 million was outstanding and $63.9 million was available under the Credit Facility.
Stock Repurchases
As of December 31, 2015, $53.0 million of the Board-authorized common stock repurchase program remained available for future repurchases. On July 29, 2016, our Board of Directors approved an increase in our stock repurchase authorization bringing the available authorization to $75.0 million. During the nine months ended September 30, 2016, Kforce repurchased approximately 1.6 million shares of common stock on the open market at a total cost of approximately $29.1 million. As of September 30, 2016, $65.7 million remained available for future repurchases.
Off-Balance Sheet Arrangements
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to our off-balance sheet arrangements previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Contractual Obligations and Commitments
Other than those changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
NEW ACCOUNTING STANDARDS
See Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report for a discussion of new accounting standards.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois. Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. We intend to vigorously defend each of the plaintiff’s claims. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding; however, based on our current knowledge, we believe that the final outcome of this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Item 1A.     Risk Factors.
There are no material changes in the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	—	$—	—	$75,000,000
August 1, 2016 to August 31, 2016	504,840	$19.02	490,406	$65,683,119
September 1, 2016 to September 30, 2016	—	$—	—	$65,683,119
Total	504,840	$19.02	490,406	$65,683,119

(1)	Includes 14,434 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period August 1, 2016 through August 31, 2016.

Item 3.        Defaults Upon Senior Securities.
None.
Item 4.     Mine Safety Disclosures.
None.
Item 5.     Other Information.
None.
Item 6.        Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.

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

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.

10.1	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Kye L. Mitchell.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Part I, Item 1 of this Form 10-Q formatted in XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date: November 2, 2016	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2016	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)