Form 10-K
period 2016-12-31
KFORCE INC
filed 2017-02-24
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________

FORM 10-K
_____________________________________________________________________________
(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was $407,443,871. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 22, 2017 was 26,744,518.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 18, 2017 (“Proxy Statement”)	Part III

KFORCE INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report, contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of revenue, income, losses, cash flows, capital expenditures, future prospects, our beliefs regarding potential government actions, the impact of changes in laws and regulations, anticipated costs and benefits of proposed (or future) acquisitions, integration of acquisitions, transition of divestitures, plans for future operations, capabilities of business operations, effects of interest rate variations, our ability to obtain financing and favorable terms, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, expectations of the overall economic outlook, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of candidates for temporary employment or the Firm’s ability to attract such candidates, the success of the Firm in attracting and retaining revenue-generating talent, estimates concerning goodwill impairment, risk of contract non-performance, delays or termination or the failure to obtain awards, task orders or funding under contracts, changes in client demand for our services such as the resulting impact of any significant organizational changes within our largest clients, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should,” “suggest” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I
Item 1.         Business.
Company Overview
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional and technical specialty staffing services and solutions to customers through the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides flexible staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida and 61 field offices located throughout the U.S., as well as an office in Manila, Philippines. Kforce was incorporated in 1994 but its predecessor companies, Romac & Associates, Inc. and Source Services Corporation have been providing staffing services since 1962. Kforce completed its Initial Public Offering in August 1995.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies. Our 10 largest clients represented approximately 25% of revenues and no single customer accounted for more than 6% of revenues for the year ended December 31, 2016.
Substantially all of our revenues are derived from domestic operations with customers located in the U.S. and substantially all long-lived assets were located in the U.S. for the years ended December 31, 2016, 2015 and 2014. Our international operations comprised approximately 1% of net service revenues for the years ended December 31, 2016, 2015 and 2014 and are included in our Tech segment.
Our quarterly operating results are affected by the number of billing days in a quarter and the seasonality of our customers’ businesses. Our reporting segments are significantly impacted by the increase in the number of holidays and vacation days taken during the fourth quarter of the calendar year. In addition, we experience an increase in direct costs of services and a corresponding decrease in gross profit in the first fiscal quarter of each year as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each year.
The following charts depict the percentage of our total revenues for each of our segments for the years ended December 31, 2016, 2015 and 2014 (the chart for 2014 excludes our former Health Information Management (“HIM”) segment, which we sold in 2014):
For additional segment financial data see Note 13 – “Reportable Segments” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report.

Tech
Our Tech segment provides both temporary staffing and permanent placement services to our clients, focusing primarily on areas of information technology such as systems/applications architecture and development, project management, enterprise data management, business intelligence, e-commerce, technology infrastructure, network architecture and security. Revenues for our Tech segment decreased 1.4% to $883.5 million for the year ended December 31, 2016 as compared to $895.9 million for the year ended December 31, 2015. The average bill rate for our Tech segment for 2016 was approximately $67 per hour. Our Tech segment provides service to clients in a variety of industries with a strong footprint in the financial services, communications, insurance services and government sectors. A September 2016 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing is expected to experience growth of 6% in 2017. We believe the primary drivers of this growth and the continuing use of temporary staffing as a solution during uncertain economic cycles are the increasingly strict regulatory environment and cost of employment, both of which are driving the systemic use of temporary staffing, particularly in project-based work such as technology, and the increasing demand for talent in areas like cybersecurity, cloud-based computing, data analytics and application development. The secular drivers of technology spend have remained intact with many companies now becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. The SIA report also provides that notable skill shortages in certain technology skill sets are expected to continue.
FA
Our FA segment provides both temporary staffing and permanent placement services to our clients in areas such as general accounting, business analysis, accounts payable, accounts receivable, financial analysis and reporting, taxation, budget preparation and analysis, mortgage and loan processing, cost analysis, professional administration, outsourced functional support, credit and collections, audit services, and systems and controls analysis and documentation. Our FA segment provides service to clients in a variety of industries with a strong footprint in the financial services, healthcare and government sectors. Revenues for our FA segment increased 3.6% to $337.6 million for the year ended December 31, 2016 as compared to $325.9 million for the year ended December 31, 2015. The average bill rate for our FA segment for 2016 was approximately $32 per hour. A September 2016 report published by SIA stated that finance and accounting staffing is expected to experience growth of 6% in 2017.
GS
Our GS segment provides staffing services and solutions to the Federal Government as both a prime contractor and a subcontractor in the fields of information technology and finance and accounting. The GS contracts are concentrated among customers that have historically been less likely to be impacted by sequestration threats and budget constraints, such as the U.S. Department of Veteran Affairs. GS offers integrated business solutions to its customers in areas such as: information technology, healthcare informatics, data and knowledge management, research and development, audit readiness, financial management and accounting, among other areas. Revenues for our GS segment increased 1.3% to $98.6 million for the year ended December 31, 2016 as compared to $97.4 million for the year ended December 31, 2015. Our GS segment also includes a product-based business specialized in manufacturing and delivering trauma-training manikins, which accounted for approximately 16% of its total revenues in 2016. Substantially all GS services are supplied to the Federal Government through field offices located in the Washington, D.C. metropolitan area, San Antonio, Texas and Austin, Texas.
Types of Staffing Services
We target clients and recruits for both Flex and Direct Hire services, which contributes to our objective of providing integrated solutions for all of our clients’ human capital needs.

Flex
For each of the years ended December 31, 2016, 2015 and 2014, Flex represented approximately 96% of total Kforce revenues, respectively. We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that they have the appropriate skills and experience and are the right match for our clients. We recruit consultants from the job boards, Kforce.com, social media networks and passive candidate marketing, where we identify individuals who are currently employed and not actively seeking another position. These consultants can be directly employed by Kforce, qualified independent contractors or foreign nationals sponsored by Kforce. Our success is dependent upon our internal employees’ (“associates”) ability to: (1) acknowledge, understand and participate in creating solutions for our clients’ needs; (2) determine and understand the capabilities of the consultants being recruited; and (3) deliver and manage the client-consultant relationship to the satisfaction of both our clients and our consultants. We believe proper execution by our associates and our consultants directly impacts the longevity of the assignments, increases the likelihood of being able to generate repeat business with our clients and fosters a better experience for our consultants, which has a direct correlation to their redeployment.
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
Direct Hire
Our Direct Hire business is a significantly smaller, yet important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We primarily perform these searches on a contingency basis; thus, fees are only earned if the candidates are ultimately hired by our clients. The typical fee structure is based upon a percentage of the placed individual’s annual compensation in their first year of employment, which is known or can be estimated at the time of placement. We recruit candidates using methods that are consistent with Flex consultants. Also, there are occasions where consultants are initially assigned to a client on a temporary basis and later are converted to a permanent placement, for which we may also receive a fee (referred to as “conversion revenue”).
Direct Hire revenues are driven by placements made and the resulting fees billed and are recognized net of an allowance for “fallouts,” which occur when candidates do not complete the applicable contingency period. Although the contingency period can vary by contract, it is typically 90 days or less. There are no consultant payroll costs associated with Direct Hire placements, thus, all Direct Hire revenues increase gross profit by the full amount of the fee. Direct Hire associate commissions, compensation and benefits are included in SG&A.
Industry Overview
The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. Based on a report published by SIA in 2016 regarding the largest staffing firms in the United States, we estimate Kforce is one of the 10 largest publicly-traded specialty staffing firms in the U.S. According to a report published by the SIA in June 2016, 134 companies reported at least $100 million in U.S. staffing revenues in 2015 and these companies represented an estimated 56.8% of the total market.

Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2016, based on data published by the Bureau of Labor Statistics (“BLS”) and SIA. The penetration rate (the percentage of temporary staffing to total employment) in December 2016 was at 2.04%, a slight decline from the December 2015 high of 2.06%. While the health of the macro-employment picture was uncertain at times during 2016, it generally continuously improved, with the unemployment rate at 4.7% as of December 2016, and non-farm payroll expanding an average of approximately 180,000 jobs per month in 2016. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns with the candidate and consultant population that Kforce serves, was at 2.5% in December 2016. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating. Management believes that the tepid growth in the overall U.S. economy seen through much of 2016, the recent change in administration, and the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of total workforce as employers may be reluctant to increase permanent hiring. If the penetration rate of temporary staffing experiences growth in the coming months and years, we believe our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.
According to an industry forecast published by SIA in September 2016, the U.S. temporary staffing industry generated estimated revenues of $103.7 billion in 2013, $109.2 billion in 2014 and $115.7 billion in 2015, and has projected revenues of $120.0 billion in 2016 and $124.8 billion in 2017. Based on projected revenues of $120.0 billion for the U.S. temporary staffing industry, this would put the Firm’s overall market share at approximately 1%. Therefore, our business strategies are sharply focused around expanding our share of the U.S. temporary staffing market and further penetrating our existing clients’ staffing needs.
Business Strategies
Our primary goals are to enhance long-term shareholder value by achieving above-market revenue growth as compared to our peers in the segments in which we are focused, making prudent investments to enhance our operating model and efficiency and generating improved levels of operating profitability. We believe the following strategies will help us achieve our goals.
Invest in Revenue-Generating Talent. We continue to focus on providing our talent with the necessary tools to be more effective and efficient in performing their roles and to better evaluate our business opportunities and allow us to elevate the value we are bringing to our clients and candidates. This includes enhancing our sales methodology and training our sales associates to engage in more strategic conversations and shape solutions with our clients. We completed the initial rollout of our sales transformation initiative in the fourth quarter of 2016 and will continue to make progress on ensuring it is fully engrained within the Firm. We also expect to enhance our delivery methodology and training of our delivery associates. This includes our national delivery team, which focuses on quality and speed of delivery services to our clients with demands for high volume staffing. Additionally, the Firm expects to continue to selectively hire and allocate revenue-generating talent in markets, products, industries and clients that present us with the greatest opportunity for profitable revenue growth.
Enhanced Customer Focus. During 2016, Kforce consolidated our sales and delivery organization under a single leader, our Chief Operations Officer, and certain revenue-enabling support functions were realigned in an effort to allow us to more effectively compete for business, particularly with our largest customers. We believe the new alignment, coupled with the rebalancing of our sales and delivery talent through a disproportionate investment in sales talent, will enable us to allocate additional sales talent to provide exceptional service to our largest customers with whom we have long-term relationships. In order to achieve greater penetration within each of our largest accounts, we work to foster an understanding of our clients’ human capital needs holistically while building a consultative partnership rather than a transactional client relationship.
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

Leverage Technology Infrastructure. We have made significant progress toward a rollout of our new customer relationship management system which incorporates our enhanced sales methodology to reinforce execution. This rollout is a major piece of a multi-year effort to replace and upgrade our technology tools to equip our talented associates with significantly improved capabilities to deliver exceptional service to our clients, enhance productivity and accelerate associate ramp-up. As we look into the future, we expect to continue improving our technology infrastructure and surrounding processes to generate additional operating leverage as we grow, enhance flexibility in meeting our clients' increasing needs and improve the effectiveness of our associates.
Retain our Great People. A significant focus of Kforce is on the retention of our tenured and top performing associates. We ended fiscal 2016 with a strong, streamlined management, revenue-generating, and revenue-enabling teams, which we believe will continue to enhance our ability to achieve future profitable growth.
We believe our consultants are a significant component in delivering value to our clients. We are focused on efficient and effective consultant care processes, such as onboarding, frequent and ongoing communication and programs to redeploy our consultants in a timely fashion. We strive to increase the tenure and loyalty of our consultants and be their “Employer of Choice,” thus enabling us to deliver the highest quality talent to our clients. Overall, Kforce’s consultant satisfaction Net Promoter Score is 61%; additionally, 71% of consultants rated us a 9 or a 10 out of 10.
Enhance Shareholder Value. Kforce is committed to continue to invest in our business to generate long-term shareholder value while appropriately balancing the return of capital to our shareholders. In 2016, the Firm continued to repurchase a significant amount of stock under the Board-authorized program and completed four quarterly dividends. Kforce expects to focus on reducing expenses and anticipates continuing with our share repurchase program and dividends in 2017.
Competition
We operate in a highly competitive and fragmented specialty staffing services industry within each of our reporting segments. We face substantial competition from large national firms and local specialty staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national clerical and light industrial staffing firms, and national and regional accounting firms that also offer certain specialty staffing services. We believe, however, that our geographic presence, diversified service offerings, national delivery teams, enhanced sales methodology, focus on consistent service and delivery and effective job order prioritization all provide a competitive advantage, particularly with clients that have operations in multiple geographic markets. In addition, we believe that our service offerings are primarily concentrated in areas with significant growth opportunities in both the short and long term.
In addition, many companies utilize Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) for the management and purchase of staffing services. Generally, MSPs and VMOs are organizations that standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMSs can also be provided through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees of 1% to 4% of total service revenues, and these fees are usually recorded by staffing firms as a cost of services, thereby compressing profit margins. While Kforce does not currently provide MSP or VMO services directly to its clients, our strategy is to work with MSP, VMO and VMS providers that enable us to best extend our Flex staffing services to current and prospective clients.
Kforce believes that the availability and quality of associates, candidates and consultants, level of service, effective monitoring of job performance, scope of geographic service, compliance orientation and price are the principal elements of competition in our industry. We believe that availability of quality associates, candidates and consultants is especially important. In order to attract candidates and consultants, we place emphasis upon our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility, and permanent placement opportunities, all of which are important to Kforce being the “Employer of Choice.” Because personnel pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals, and focus on our consultant care objectives. Additionally, in certain markets and in response to economic softening, we have experienced significant pricing pressure as a result of our competitors’ pricing strategies. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, which may result in us not being able to effectively compete or choosing to not participate in certain business that does not meet our profitability standard.

Regulatory Environment
Staffing firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship between a firm and its staff, such as wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements; (3) worker classification regulations and (4) substantive limitations on their operations.
In providing staffing and solution services to the Federal Government, we must comply with complex laws and regulations relating to the formation, administration, and performance of Federal Government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business.
In the increasingly stringent regulatory environment, one of our top priorities is compliance. As we continue to evolve our infrastructure, compliance remains a primary focus. For more discussion of the potential impact that the regulatory environment could have on Kforce’s financial results, see Item 1A. Risk Factors below.
Operating Employees and Personnel
As of December 31, 2016, Kforce employed nearly 2,800 associates and had more than 11,800 consultants on assignment providing flexible staffing services and solutions to our clients. Approximately 91% of the consultants are employed directly by Kforce (“Flexible Employees”); the balance consists of individuals who are employed by other entities (“Independent Contractors”) that provide their employees as subcontractors to Kforce for assignment to Kforce’s clients. As the employer, Kforce is responsible for the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for our employees. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.
Insurance
Kforce maintains a number of insurance policies including general liability, automobile liability and employers’ liability; each with excess liability coverage. We also maintain workers’ compensation, fidelity, fiduciary, directors and officers, cybersecurity, professional liability, excess health insurance and employment practices liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from Kforce’s operations. There can be no assurance that any of the above policies will be adequate for our needs or that we will maintain all such policies in the future.
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
Kforce employs people internally and in the workplaces of our clients. An inherent risk of such activity includes possible discrimination and harassment claims; wrongful termination; violations of employment rights related to employment screening or privacy issues; classification of workers as employees or independent contractors; violations of wage and hour requirements; employment of illegal aliens; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of monetary damages or fines, or other material adverse effects on our business. To reduce our exposure, we maintain policies and guidelines to promote compliance with laws, rules and regulations applicable to our business. We also maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. However, the failure of any of our personnel to observe our policies and guidelines could result in negative publicity, injunctive relief, criminal investigation and/or charges, payments of monetary damages or fines, or other material adverse effects on our business. In addition, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime-eligible workers and/or failure to pay overtime-eligible workers for all hours worked.
Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people internally and in the workplace of other businesses is that many of these individuals have access to client information systems and confidential information. Such activity includes possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, personally identifiable information, funds, or other property; cybersecurity breaches affecting our clients and/or us; or other acts. Such acts may result in negative publicity or other material adverse effects on our business. In addition, these occurrences may give rise to litigation, which could be time-consuming and expensive. To reduce our exposure, we maintain policies, procedures and insurance coverage for types and amounts we believe are appropriate in light of the aforementioned exposures. There can be no assurance that the corporate policies and practices we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. In addition, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost.
The U.S. professional staffing industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for staffing services is significantly affected by the general level of economic activity and employment in the U.S. Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. Even without uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulties in forecasting the strength of economic cycles, and the short-term nature of many of our agreements, other than in our GS segment. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off permanent employees. In addition, an economic downturn could result in a reduction in the temporary staffing penetration rate, an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Since approximately 99% of our revenue is generated by operations in the U.S., any substantial economic downturn in the U.S. or global impact on the U.S. could have a material adverse effect on our business, financial condition, and results of operations.
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
A large part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer/employee relationship could have a material adverse effect on Kforce. For example, changes to government regulations, including changes to statutory hourly wage and overtime regulations, could adversely affect the Firm’s results of operations by increasing its costs.

Reclassification of our independent contractors by tax or regulatory authorities could materially and adversely affect our business model and could require us to pay significant retroactive wages, taxes and penalties.
We utilize individuals to provide services in connection with our business as third-party independent contractors rather than our direct employees. There is a heightened state and federal scrutiny of independent contractor relationships, which could adversely affect us given that we utilize independent contractors to perform our services. An adverse determination of the independent contractor status of these subcontracted personnel could result in a substantial tax or other liabilities to us.
Our collection, use and retention of personally identifiable information of our associates and consultants create risks that may harm our business.
In the ordinary course of our business, we collect and retain personal information of our associates and consultants and their dependents including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information. However, employees or third parties (including third parties with substantially greater resources than our own; for example, foreign governments) may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or Flex employment consultants, harm to our reputation, and regulatory oversight by state or federal agencies.
The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
Kforce may be adversely affected by immigration restrictions.
Our Tech business utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. The H-1B visa classification that enables U.S. employers to hire qualified foreign nationals is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. The U.S. Citizenship and Immigration Service (“USCIS”) continues to closely scrutinize companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s subcontractors and has issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State, which have recently increased enforcement activities in the program. A narrow interpretation and vigorous enforcement, or legislative or executive action relating to immigration, including legislation intended to reform existing immigration law or actions by executive order, could adversely affect our ability to obtain foreign national labor and/or renew existing foreign national consultants on assignment, and could subject us to fines, penalties and sanctions. There can be no assurance that we will be able to keep or replace all foreign nationals currently on assignment, or continue to hire foreign national talent at the same rates as in the past.
Kforce may not be able to recruit and retain qualified candidates and consultants.
Kforce depends upon the abilities of its staff to attract and retain candidates and consultants, particularly technical, professional, and cleared government services individuals, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified candidates and consultants to keep pace with changing client needs and emerging technologies. We expect significant competition for individuals with proven technical or professional skills for the foreseeable future. The supply of available candidates and consultants has been constrained for the past few years. If qualified individuals are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.

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
Kforce maintains debt which exposes us to interest rate risk and contains restrictive covenants that could trigger prepayment of obligations or additional costs.
We have a credit facility consisting of a revolving line of credit of up to $170 million. Borrowings under the credit facility are secured by substantially all of the assets of the Firm, including the Firm’s corporate headquarters.
Adverse changes in credit markets, including increases in interest rates, could increase our cost of borrowing and/or make it more difficult to refinance our existing indebtedness. We may reduce our exposure to rising interest rates by entering into interest rate hedging arrangements, although those arrangements may result in us incurring higher interest expenses than we would incur without the arrangements. If interest rates increase in the absence of such arrangements, we will need to dedicate more of our cash flow from operations to make payments on our debt.
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
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) imposes mandates on individuals and employers, requiring most individuals to have health insurance. The PPACA assesses penalties on large employers that do not offer health insurance meeting certain coverage, value, or affordability standards to all full-time employees as defined under the PPACA. Because the regulations governing the PPACA’s employer mandate are subject to interpretation, it is possible that Kforce may incur liability in the form of penalties, fines, or damages if the health plans we offer are subsequently found not to meet minimum essential coverage, affordability or minimum value standards, or if our method for determining eligibility for coverage is found inadequate or our clients seek indemnification for health care claims resulting from consultants working on client assignments. The cost of any such penalties, fines or damages could have a material adverse effect on Kforce’s financial and operating results.
We are exposed to intangible asset risk which could result in future impairment.
We regularly review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions; industry and market considerations; increases in labor or other costs that have a negative effect on earnings and cash flows; negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; and other relevant entity-specific events, such as changes in key personnel, strategy, or customers, and sustained decreases in share price. We may be required to record a charge in our financial statements, which could be material, during the period in which we determine an impairment of our acquired intangible assets has occurred, negatively impacting our financial results.

Significant legal actions could subject Kforce to substantial uninsured liabilities.
Professional service providers are subject to legal actions alleging malpractice, breach of contract and other legal theories. These actions may involve large claims and significant defense costs. We may also be subject to claims alleging violations of federal or state labor laws. In addition, we may be subject to claims related to torts, intentional acts, or crimes committed by our permanent employees or temporary staffing personnel. In some instances, we are contractually obligated to indemnify clients against such risks. A failure to observe the applicable standard of care, relevant Kforce or client policies and guidelines, or applicable federal, state, local or foreign laws, rules, and regulations could result in negative publicity, payment of fines, significant damage awards, or settlement expense. To reduce our exposure, we maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability and general liability, in amounts and with deductibles that we believe are appropriate for our operations. Our insurance coverage, however, may not cover all claims against us or continue to be available to us at a reasonable cost.
Delays or defaults in collecting our trade accounts receivable could adversely affect our business.
We generate a significant amount of trade accounts receivable from our customers. Delays or defaults in payments owed to us could have a material adverse effect on our financial condition and results of operations. Factors that could cause a delay or default include business failures, turmoil in the financial and credit markets, sluggish or recessionary U.S. economic conditions, our exposure to customers in high-risk sectors such as the financial services industry, declines in the credit worthiness of our customers, and declines in the business of our customers.
Kforce depends on the proper functioning of its information systems.
Kforce is dependent on the proper functioning of information systems in operating its business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the customer billing and consultant or vendor payment functions. Kforce’s information systems are vulnerable to natural disasters (our headquarters and leased data center are located in a hurricane-prone area), fire or casualty theft, technical failures, terrorist acts, cybersecurity breaches, power loss, telecommunications failures, physical or software intrusions, computer viruses, and similar events. We have disaster recovery systems for some key information systems, such as billing and payroll, but not for all such key systems. If our critical information systems fail or are otherwise unavailable, we would have to accomplish these functions manually, which could prove difficult or impossible, causing a material adverse effect on our business. Many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control.
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
Cyber attacks or other breaches of network or information technology used by our associates and consultants, as well as risks associated with compliance on data privacy could have an adverse effect on our systems, services, operations and financial results. These attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While we have policies, procedures and systems in place to detect, prevent and deter cyber attacks or other breaches of our networks, techniques used to obtain unauthorized access or cause system interruption change frequently and may not immediately produce signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us or our employees or customers. Other results of these incidents could include, but are not limited to, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.
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
Agreements may be terminated by clients and consultants at will and the termination of a significant number of such agreements could adversely affect our revenues.
Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. Each consultant’s relationship with us is terminable at will. If clients terminate a significant number of our agreements and we are unable to generate new contracts, or a significant number of our consultants cease performing services for us and we are unable to find suitable replacements, the growth of our business could be adversely affected and our revenues and results of operations could be harmed.
Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients outsourcing their staffing needs.
We face significant competition in the markets we serve, and there are limited barriers to entry for new competitors. The competition among staffing services firms is intense. Kforce competes for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search firms, and other providers of staffing services. Some of our competitors possess substantially greater resources than we do. From time to time, we experience significant pressure from our clients to reduce price levels. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fulfill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally, particularly if regulatory burdens are reduced.

Provisions in Kforce’s articles and bylaws and under Florida law may have certain anti-takeover effects.
Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered board of directors and permit the removal of directors only for cause. Additionally, the Board may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances after a change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could have a negative effect on the market price of our common stock.
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

Item 1B.         Unresolved Staff Comments.
None.
Item 2.         Properties.
On May 27, 2010, we acquired our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space. Borrowings under Kforce’s credit facility are secured by substantially all of the assets of the Firm, including the Firm’s corporate headquarters. In addition, as of December 31, 2016, we leased approximately 340,000 square feet of total office space for our 61 field offices, which are located throughout the U.S., with lease terms ranging from three to five-years although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year. We also lease an office in Manila, Philippines, which is approximately 17,000 square feet of space.
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
On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois. Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. We are vigorously defending each of the plaintiff’s claims. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding; however, based on our current knowledge, we believe that the final outcome of this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016
High	$25.00	$20.40	$20.55	$24.25
Low	$14.87	$15.78	$16.22	$15.95
2015
High	$24.99	$23.92	$29.33	$28.84
Low	$21.34	$20.32	$21.83	$22.90
From January 1, 2017 through February 22, 2017, the high and low intra-day sales price of our common stock was $21.28 and $26.95, respectively. On February 22, 2017, the last reported sale price of our common stock on the NASDAQ Global Select Market was $25.20 per share.
Holders of Common Stock
As of February 22, 2017, there were approximately 162 holders of record.
Dividends
Kforce’s Board may, at its discretion, declare and pay dividends on the outstanding shares of Kforce’s common stock out of retained earnings, subject to statutory requirements. Dividends for any outstanding and unvested restricted stock as of the record date are awarded in the form of additional shares of forfeitable restricted stock, at the same rate as the cash dividend on common stock and based on the closing stock price on the record date. Such additional shares have the same vesting terms and conditions as the outstanding and unvested restricted stock. The following table provides quarterly dividend information for the years ended December 31, 2016 and 2015:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2016	$0.12	$0.12	$0.12	$0.12
2015	$0.11	$0.11	$0.11	$0.12
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

Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	—	$—	—	$65,683,119
November 1, 2016 to November 30, 2016	359,038	$20.94	350,036	$58,360,884
December 1, 2016 to December 31, 2016	331,235	$23.07	331,235	$50,719,471
Total	690,273	$21.96	681,271	$50,719,471

(1)	Includes 9,002 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period November 1, 2016 to November 30, 2016.

Item 6.     Selected Financial Data.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2016	2015	2014 (1)	2013 (2)(3)	2012 (4)(5)
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$1,319,706	$1,319,238	$1,217,331	$1,073,728	$1,005,487
Gross profit	408,499	414,114	374,581	344,376	320,586
Selling, general and administrative expenses	341,196	330,416	315,338	307,944	305,940
Goodwill impairment	—	—	—	14,510	69,158
Depreciation and amortization	8,701	9,831	9,894	9,846	10,789
Other expense, net	2,647	2,195	1,392	1,147	1,057
Income (loss) from continuing operations, before income taxes	55,955	71,672	47,957	10,929	(66,358)
Income tax expense (benefit)	23,182	28,848	18,559	5,635	(24,227)
Income (loss) from continuing operations	32,773	42,824	29,398	5,294	(42,131)
Income from discontinued operations, net of income taxes	—	—	61,517	5,493	28,428
Net income (loss)	$32,773	$42,824	$90,915	$10,787	$(13,703)
Earnings (loss) per share – basic, continuing operations	$1.26	$1.53	$0.94	$0.16	$(1.18)
Earnings (loss) per share – diluted, continuing operations	$1.25	$1.52	$0.93	$0.16	$(1.18)
Earnings (loss) per share – basic	$1.26	$1.53	$2.89	$0.32	$(0.38)
Earnings (loss) per share – diluted	$1.25	$1.52	$2.87	$0.32	$(0.38)
Weighted average shares outstanding – basic	26,099	27,910	31,475	33,511	35,791
Weighted average shares outstanding – diluted	26,274	28,190	31,691	33,643	35,791
Cash dividends declared per share	$0.48	$0.45	$0.41	$0.10	$1.00
	As of December 31,
	2016	2015	2014	2013	2012
	(IN THOUSANDS)
Working capital	$140,152	$126,788	$130,226	$112,913	$72,685
Total assets	$365,421	$351,822	$363,922	$347,768	$325,149
Total outstanding borrowings on credit facility	$111,547	$80,472	$93,333	$62,642	$21,000
Total long-term liabilities	$160,332	$124,449	$130,351	$100,562	$56,429
Stockholders’ equity	$121,736	$139,627	$139,388	$157,233	$169,846

(1)
During 2014, Kforce disposed of Kforce Healthcare, Inc. (“KHI”), a wholly-owned subsidiary of Kforce Inc. and operator of the former Health Information Management (“HIM”) reporting segment. The results of operations for KHI have been presented as discontinued operations for the years ended December 31, 2014, 2013 and 2012. See Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for more detail.

(2)
Kforce recognized a goodwill impairment charge of $14.5 million related to the GS reporting unit during 2013. The tax benefit associated with this impairment charge was $5.2 million, resulting in an after-tax impairment charge of $9.3 million.

(3)
During 2013, Kforce commenced a plan to streamline its leadership and support-related structure to better align a higher percentage of personnel in roles that are closest to the customer through an organizational realignment. As a result of the organizational realignment, Kforce incurred severance and termination-related expenses of $7.1 million during 2013 which were recorded within SG&A. Additionally, in connection with the realignment and succession planning, the Compensation Committee approved discretionary bonuses of $3.6 million paid to a broad group of senior management during the fourth quarter of 2013.

(4)
Kforce recognized a goodwill impairment charge of $69.2 million related to the GS reporting unit during 2012. The tax benefit associated with this impairment charge was $24.7 million, resulting in an after-tax impairment charge of $44.5 million.

(5)
In connection with the disposition of Kforce Clinical Research, Inc., the Board exercised its discretion, as permitted within the Kforce Inc. 2006 Stock Incentive Plan, to accelerate the vesting, for tax planning purposes, of substantially all of the outstanding and unvested restricted stock and alternative long-term incentive awards on March 31, 2012, which resulted in the acceleration of $31.3 million of compensation expense and payroll taxes recorded during the three months ended March 31, 2012.

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for 2016.

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
Effective August 3, 2014, Kforce divested its HIM segment through a sale of all of the issued and outstanding stock of KHI. The results presented in the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2014 include activity relating to HIM as a discontinued operation. Except when specifically noted, our discussions below exclude any activity related to HIM, which are addressed separately in the discussion of Income from Discontinued Operations, Net of Income Taxes.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are 2016 highlights, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.

•	Net service revenues remained stable at $1.32 billion in 2016 and 2015. Net service revenues decreased 1.4% for Tech and increased 3.6% and 1.3% for FA and GS, respectively.

•	Flex revenues increased 0.3% in 2016 as compared to 2015. Flex revenues decreased 1.2% for Tech and increased 4.4% and 1.3% for FA and GS, respectively.

•	Direct Hire revenues decreased 6.8% to $50.4 million in 2016 from $54.1 million in 2015.

•
Flex gross profit margin decreased 30 basis points to 28.2% in 2016 from 28.5% in 2015. Flex gross profit margin decreased 10 basis points for Tech, 30 basis points for FA and 170 basis points for GS. These margin decreases were primarily a result of higher benefit costs in each of our segments, lower margins on some of GS recompete wins and spread compression in Tech Flex due to an increase in revenue concentration within our large client portfolio where certain of these clients have, in many cases, narrowed the number of vendor partners that they are looking to do business with and are leveraging volume-based rebates in exchange for this increased concentration of business.

•
SG&A expenses as a percentage of revenues for the year ended December 31, 2016 increased to 25.9% from 25.0% in 2015. The 90 basis point increase was primarily driven by approximately $6.0 million, or 50 basis points, in severance costs that were recorded during 2016 associated with realignment activities focused on further streamlining our organization and $2.2 million, or 20 basis points, in costs associated with our sales transformation activities. In addition, we have made targeted investments in information technology as well as our revenue-generating talent during 2016, which has negatively impacted SG&A as a percentage of revenue.

•
Net income for the year ended December 31, 2016 decreased 23.5% to $32.8 million from $42.8 million in 2015 primarily driven by the aforementioned $6.0 million in severance costs ($3.5 million after-tax), $2.2 million in costs associated with the investment in refining our sales methodology, messaging and process ($1.2 million after-tax), and reduction in our gross profit of $5.6 million ($3.3 million after-tax) as well as certain tax adjustments of $1.7 million during 2016.

•
Diluted earnings per share for the year ended December 31, 2016 decreased to $1.25 from $1.52 per share in 2015 primarily driven by the aforementioned factors noted in the net income description above.

•	During 2016, Kforce repurchased 2.3 million shares of common stock on the open market at a total cost of approximately $44.0 million.

•	The Firm declared and paid dividends totaling $0.48 per share during the year ended December 31, 2016, resulting in a total cash payout of $12.4 million.

•
The total amount outstanding under the credit facility increased $31.0 million to $111.5 million as of December 31, 2016 as compared to $80.5 million as of December 31, 2015. This increase was primarily driven by the return of capital to our shareholders in the form of dividends and common stock repurchases, which aggregated $56.4 million, but was also impacted by lower than anticipated operating cash flows in the fourth quarter as a result of the transition of certain back office processes from Manila to Tampa.

RESULTS OF OPERATIONS
Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2016, based on data published by the Bureau of Labor Statistics (“BLS”) and SIA. The penetration rate (the percentage of temporary staffing to total employment) in December 2016 was at 2.04%, a slight decline from the December 2015 high of 2.06%. While the health of the macro-employment picture was uncertain at times during 2016, it generally continuously improved, with the unemployment rate at 4.7% as of December 2016, and non-farm payroll expanding an average of approximately 180,000 jobs per month in 2016. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns with the candidate and consultant population that Kforce serves, was at 2.5% in December 2016. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating. Management believes that the tepid growth in the overall U.S. economy seen through much of 2016, the recent change in administration, and the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of total workforce as employers may be reluctant to increase permanent hiring. If the penetration rate of temporary staffing experiences growth in the coming months and years, we believe our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, or specialty staffing in particular.
We continued to evolve and make progress on our strategic initiatives including: (1) enhancing our sales methodology and training of our sales associates to engage in more strategic conversations and shape solutions with our clients; (2) balancing investment in our revenue-generating talent appropriately across our service offerings and allocating the talent toward markets, products, industries and clients that we believe present Kforce with the greatest opportunity for profitable revenue growth; (3) consolidating our sales and delivery organization and certain revenue-enabling support functions in an effort to allow us to more effectively compete for business, particularly with our largest customers; and (4) upgrading existing technology systems and implementing new technologies that allow us to more effectively and efficiently serve our clients, candidates and consultants and improve the productivity and scalability of our organization.
We believe that the proper alignment and balance of our combined revenue-generating talent and revenue-enabling talent are keys to our future growth and profitability. We also believe that our portfolio of service offerings, which are almost exclusively in the U.S. and are focused in Tech and FA (which we anticipate to be areas of expected growth), are a key contributor to our long-term financial stability.

Net Service Revenues. The following table presents, as a percentage of net service revenues, certain items in our Consolidated Statements of Operations and Comprehensive Income for the years ended:

	December 31,
	2016	2015	2014
Revenues by Segment:
Tech	66.9%	67.9%	69.2%
FA	25.6	24.7	22.7
GS	7.5	7.4	8.1
Net service revenues	100.0%	100.0%	100.0%
Revenues by Type:
Flex	96.2%	95.9%	96.2%
Direct Hire	3.8	4.1	3.8
Net service revenues	100.0%	100.0%	100.0%
Gross profit	31.0%	31.4%	30.8%
Selling, general and administrative expenses	25.9%	25.0%	25.9%
Depreciation and amortization	0.7%	0.7%	0.8%
Income from continuing operations, before income taxes	4.2%	5.4%	3.9%
Income from continuing operations	2.5%	3.2%	2.4%
Net income	2.5%	3.2%	7.5%
The following table presents net service revenues for Flex and Direct Hire by segment and percentage change from the prior period for the years ended December 31 (in thousands):

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Tech
Flex	$863,434	(1.2)%	$873,609	6.1%	$823,311
Direct Hire	20,043	(10.3)%	22,333	16.6%	19,158
Total Tech	$883,477	(1.4)%	$895,942	6.3%	$842,469
FA
Flex	$307,245	4.4%	$294,186	18.0%	$249,274
Direct Hire	30,356	(4.4)%	31,738	15.3%	27,537
Total FA	$337,601	3.6%	$325,924	17.7%	$276,811
GS
Flex	$98,628	1.3%	$97,372	(0.7)%	$98,051
Total GS	$98,628	1.3%	$97,372	(0.7)%	$98,051
Total Flex	$1,269,307	0.3%	$1,265,167	8.1%	$1,170,636
Total Direct Hire	50,399	(6.8)%	54,071	15.8%	46,695
Total Net Service Revenues	$1,319,706	0.0%	$1,319,238	8.4%	$1,217,331

Certain quarterly revenue trends are referred to in discussing annual comparisons. Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. The following 2016 quarterly information is presented for informational purposes only (in thousands, except Billing Days).

	Three Months Ended
	December 31		September 30		June 30		March 31
	Revenues	Year-Over-Year Growth Rates Per Billing Day	Revenues	Year-Over-Year Growth Rates Per Billing Day	Revenues	Year-Over-Year Growth Rates Per Billing Day	Revenues	Year-Over-Year Growth Rates Per Billing Day
Billing Days		61		64		64		64
Flex
Tech	$212,437	1.4%	$220,376	(2.7)%	$219,412	(2.9)%	$211,209	(0.3)%
FA	78,880	2.1%	76,290	(0.5)%	76,769	5.5%	75,306	12.0%
GS	23,397	4.0%	26,818	10.1%	25,292	4.2%	23,121	(12.1)%
Total Flex	$314,714	1.8%	$323,484	(1.2)%	$321,473	(0.4)%	$309,636	1.4%
Direct Hire
Tech	$4,370	(13.1)%	$5,148	(10.2)%	$5,146	(18.2)%	$5,379	1.8%
FA	6,914	(15.4)%	7,828	(6.9)%	8,428	3.4%	7,186	2.8%
Total Direct Hire	$11,284	(14.5)%	$12,976	(8.2)%	$13,574	(6.0)%	$12,565	2.4%
Total
Tech	$216,807	1.1%	$225,524	(2.8)%	$224,558	(3.3)%	$216,588	(0.2)%
FA	85,794	0.4%	84,118	(1.2)%	85,197	5.3%	82,492	11.1%
GS	23,397	4.0%	26,818	10.1%	25,292	4.2%	23,121	(12.1)%
Total	$325,998	1.1%	$336,460	(1.5)%	$335,047	(0.7)%	$322,201	1.5%

Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenues for our largest segment, Tech, decreased 1.2% during the year ended December 31, 2016 as compared to 2015 and increased 6.1% in 2015 from 2014. Our year-over-year decrease in 2016 was due to a decline experienced in connection with several large clients after certain significant organizational changes occurred within a number of these clients in mid-2015 causing them to decrease their spending with the Firm (we had experienced revenue growth with these large clients in the first half of 2015). Despite this overall decrease, we experienced a reacceleration of year-over-year growth beginning in Q4 2016 within our overall Tech Flex business on a billing day basis as well as our Top 25 client portfolio, which suggests that the impact related to the shift in spend with certain large clients was temporary in nature. We believe that broad-based drivers to the demand in technology staffing such as cloud-computing, data analytics, mobility, e-commerce, machine learning and cybersecurity will continue as companies are becoming increasingly dependent upon technology investments to support business strategies and sustain relevancy in today’s rapidly changing marketplace. We believe we are well positioned in this space. We expect Tech Flex revenues to grow year-over-year in 2017 due to the market strength, the opportunities we see with our clients and the investments in revenue-generating resources that we intend to allocate to growing priority client accounts.
Our FA segment experienced an increase in Flex revenues of 4.4% during the year ended December 31, 2016 as compared to 2015 and increased 18.0% in 2015 from 2014. Due to the high year-over-year growth rate in FA Flex during 2015 we expected our 2016 year-over-year growth rate to slow against this challenging comparison. We have continued to diversify our FA service offerings outside of what may be viewed as more traditional finance and accounting roles. The opportunities we have seen include larger volume projects in centralized functions such as benefits and other service and administrative functions. The Firm believes the FA segment will continue to achieve year-over-year growth in 2017.

Our GS segment experienced an increase in net service revenues of 1.3% during the year ended December 31, 2016 as compared to 2015 and decreased 0.7% in 2015 from 2014. The 2016 year-over-year growth was driven by growth in service revenues as well as strength in our product-based business. While the business continues to operate in a challenging and evolving procurement and contracting environment, the Firm believes the GS segment will grow in 2017 primarily as a result of the anticipated subcontractor and, to a lesser extent, prime contractor opportunities under the T4 Next Generation prime contract, which was awarded to GS in March 2016.
The following table presents the key drivers for the change in Flex revenues for our Tech and FA segments over the prior period for the years ended December 31 (in thousands):

	2016		2015
	Tech	FA	Tech	FA
Volume	$(10,115)	$15,198	$58,491	$42,628
Bill rate	896	(2,055)	(7,684)	2,311
Billable expenses	(956)	(84)	(509)	(27)
Total	$(10,175)	$13,059	$50,298	$44,912
The following table presents total Flex hours for our Tech and FA segments and percentage change over the prior period for the years ended December 31 (in thousands):

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Tech	12,735	(1.2)%	12,885	7.2%	12,024
FA	9,474	5.2%	9,008	17.1%	7,691
Total hours	22,209	1.4%	21,893	11.0%	19,715
As the GS segment primarily provides integrated business solutions as compared to staffing services, Flex hours are not presented above.
Direct Hire Revenues. The primary drivers of Direct Hire revenues are the number of placements and the fee for these placements. Direct Hire revenues also include conversion revenues. Our GS segment does not make permanent placements.
Direct Hire revenues decreased 6.8% during the year ended December 31, 2016 as compared to 2015. Direct Hire revenues increased 15.8% during the year ended December 31, 2015 as compared to 2014.
The following table presents the key drivers for the change in Direct Hire revenues over the prior period for the years ended December 31 (in thousands):

	2016	2015
Volume	$(2,476)	$6,109
Placement fee	(1,196)	1,267
Total	$(3,672)	$7,376
The following table presents total placements for our Tech and FA segments and percentage change over the prior period for the years ended December 31:

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Tech	1,191	(14.6)%	1,395	16.9%	1,193
FA	2,531	1.0%	2,505	11.0%	2,256
Total placements	3,722	(4.6)%	3,900	13.1%	3,449

The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period for the years ended December 31:

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Tech	$16,836	5.1%	$16,014	(0.3)%	$16,062
FA	11,994	(5.3)%	12,668	3.8%	12,205
Total average placement fee	$13,543	(2.3)%	$13,864	2.4%	$13,539
Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily consultant payroll wages, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from net Flex service revenues. In addition, there are no consultant payroll costs associated with Direct Hire placements, thus, all Direct Hire revenues increase gross profit by the full amount of the fee.
The following table presents the gross profit percentage (gross profit as a percentage of revenues) for each segment and percentage change over the prior period for the years ended December 31:

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Tech	29.0%	(0.7)%	29.2%	1.0%	28.9%
FA	35.7%	(2.2)%	36.5%	—%	36.5%
GS	32.6%	(5.0)%	34.3%	10.6%	31.0%
Total gross profit percentage	31.0%	(1.3)%	31.4%	1.9%	30.8%
The change in gross profit percentage for 2016 as compared to 2015 and 2015 as compared to 2014, is primarily the result of fluctuations in the concentration of Direct Hire revenues, which has no associated direct costs, as well as changes in our Flex gross profit.
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
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the years ended December 31:

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Tech	27.3%	(0.4)%	27.4%	0.7%	27.2%
FA	29.4%	(1.0)%	29.7%	0.7%	29.5%
GS	32.6%	(5.0)%	34.3%	10.6%	31.0%
Total Flex gross profit percentage	28.2%	(1.1)%	28.5%	1.8%	28.0%
The decrease in Flex gross profit percentage of 30 basis points in 2016 from 2015 was due primarily to an increase in benefit costs in each of our segments. Additionally, our GS segment realized lower margins on some of its recompete wins and a lower mix of higher margin business. Furthermore, during 2016 we experienced an increase in the revenue concentration within our large client portfolio in Tech Flex, which resulted in a reduction in the Flex gross profit percentage, and spread compression within certain of these clients that have, in many cases, narrowed the number of vendor partners that they are looking to do business with and are leveraging volume-based rebates in exchange for this increased concentration of business. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide and the clients that we serve.

The increase in Flex gross profit percentage of 50 basis points in 2015 from 2014 was due primarily to an increase in the spread between our bill rates and pay rates in the FA segment, improved profitability from our GS segment primarily as a result of growth in its product business which carries a higher margin profile, and a more favorable payroll tax environment as compared to 2014.
The following table presents the key drivers for the change in Flex gross profit over the prior period for the years ended December 31 (in thousands):

	2016	2015
Volume	$1,178	$26,477
Rate	(3,121)	5,680
Total	$(1,943)	$32,157
SG&A Expenses. For the years ended December 31, 2016, 2015 and 2014, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.0%, 84.2%, and 84.8%, respectively. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues for the years ended December 31 (in thousands):

	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$286,715	21.8%	$278,207	21.1%	$267,471	22.0%
Other	54,481	4.1%	52,209	3.9%	47,867	3.9%
Total SG&A	$341,196	25.9%	$330,416	25.0%	$315,338	25.9%
SG&A as a percentage of net service revenues increased 90 basis points in 2016 compared to 2015. This increase was was primarily driven by approximately $6.0 million, or 50 basis points, in severance costs that were recorded during 2016 associated with realignment activities focused on further streamlining our organization and $2.2 million, or 20 basis points, in costs associated with our sales transformation activities. In addition, we have made targeted investments in information technology as well as our revenue-generating talent during 2016, which has negatively impacted SG&A as a percentage of revenue.
SG&A as a percentage of net service revenues decreased 90 basis points in 2015 compared to 2014. This was primarily a result of a reduction in salaries and wages, benefits costs and a decrease in commissions, driven by changes made to our compensation plans to drive improvement in associate productivity.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31 (in thousands):

	2016	Increase (Decrease)	2015	Increase (Decrease)	2014
Fixed asset depreciation (1)	$6,660	(1.2)%	$6,738	6.2%	$6,345
Capitalized software amortization	1,448	(37.5)%	2,318	(20.2)%	2,904
Intangible asset amortization	593	(23.5)%	775	20.2%	645
Total depreciation and amortization	$8,701	(11.5)%	$9,831	(0.6)%	$9,894

(1)	Fixed asset depreciation includes amortization of capital leases.
Other Expense, Net. Other expense, net was $2.6 million in 2016, $2.2 million in 2015, and $1.4 million in 2014, and consists primarily of interest expense related to outstanding borrowings under our credit facility.

Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for the year ended December 31, 2016 was 41.4%. Kforce’s effective rate during 2016 was negatively impacted by certain one-time non-cash adjustments. For the year ended December 31, 2015, our effective rate was 40.3%. The 2015 effective rate was unfavorably impacted by a change in the overall mix of income in the various state jurisdictions and the increase in particular uncertain tax positions. For the year ended December 31, 2014, income tax expense as a percentage of income from continuing operations before income taxes was 38.7%.
Income from Discontinued Operations, Net of Income Taxes. Discontinued operations for the year ended December 31, 2014 include the consolidated income and expenses for HIM. During the three months ended September 30, 2014, Kforce completed the sale of HIM resulting in a pre-tax gain of $94.3 million. Included in the determination of the pre-tax gain is approximately $4.9 million of goodwill for HIM and transaction expenses totaling approximately $11.0 million, which primarily included legal fees, stock-based compensation related to acceleration of restricted stock due to change in control provisions, commissions and transaction bonuses. Income tax expense as a percentage of income from discontinued operations, before income taxes, for the year ended December 31, 2014 was 40.6%.
Non-GAAP Measures
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, which is defined by Kforce as net income before income from discontinued operations, net of income taxes, depreciation and amortization, stock-based compensation expense, interest expense, net and income tax expense, and is based on the definition in our credit facility and is a key metric in our covenant calculations, as described in Note 8 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest. We suggest that you evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income	$32,773	$42,824	$90,915
Income from discontinued operations, net of income taxes	—	—	61,517
Income from continuing operations	$32,773	$42,824	$29,398
Depreciation and amortization	8,796	9,831	9,894
Stock-based compensation expense	6,705	5,819	2,969
Interest expense, net	2,596	1,960	1,396
Income tax expense	23,182	28,848	18,559
Adjusted EBITDA	$74,052	$89,282	$62,216

Free Cash Flow. “Free Cash Flow”, a non-GAAP financial measure, is defined by Kforce as net cash provided by (used in) operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our Consolidated Statements of Cash Flows.
The following table presents Free Cash Flow (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income	$32,773	$42,824	$90,915
Gain on sale of discontinued operations	—	—	(64,600)
Non-cash provisions and other	20,717	21,602	15,376
Changes in operating assets/liabilities	(14,043)	5,754	(67,273)
Net cash provided by (used in) operating activities	39,447	70,180	(25,582)
Capital expenditures	(12,420)	(8,328)	(6,010)
Free cash flow	27,027	61,852	(31,592)
Proceeds from disposition of business	—	—	117,887
Change in debt	31,075	(12,861)	30,726
Repurchases of common stock	(46,013)	(38,471)	(101,771)
Cash dividend	(12,447)	(12,545)	(12,776)
Other	343	2,284	(2,111)
Change in cash	$(15)	$259	$363
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing credit facility. At December 31, 2016, Kforce had $140.2 million in working capital compared to $126.8 million at December 31, 2015.
The accompanying Consolidated Statements of Cash Flows for each of the years ended December 31, 2016, 2015 and 2014 in Item 8. Financial Statements and Supplementary Data provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) achieving positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) maintaining an appropriate outstanding balance on our credit facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) having sufficient liquidity for the possibility of completing an acquisition or for an unexpected necessary expense.
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

The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities	$39,447	$70,180	$(25,582)
Investing activities	(12,420)	(8,364)	110,535
Financing activities	(27,042)	(61,557)	(84,590)
Net (decrease) increase in cash and cash equivalents	$(15)	$259	$363
Discontinued Operations
As was previously discussed, Kforce divested of HIM during 2014. The accompanying Consolidated Statements of Cash Flows have been presented on a combined basis (continuing operations and discontinued operations) for the year ended December 31, 2014. Cash flows provided by discontinued operations for all prior periods were provided by operating activities and were not material to the capital resources of Kforce. In addition, the absence of cash flows from discontinued operations is not expected to have a significant effect on the future liquidity, financial position, or capital resources of Kforce.
Operating Activities
Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities, the decrease in cash provided by operating activities during the year ended December 31, 2016 as compared to 2015 is primarily a result of lower earnings due to large cash usages related to severance costs associated with realignment activities focused on further streamlining our organization, costs associated with the investment in refining our sales methodology, and investments in information technology and our revenue-generating talent, as well as transitioning certain back office functions from our Manila location to our Tampa headquarters in the fourth quarter, which impacted the timing in collections of accounts receivable. The increase in cash provided by operating activities during the year ended December 31, 2015 as compared to 2014 is primarily a result of improved timing of collections of accounts receivable as well as growth in our profitability.
Investing Activities
Capital expenditures for the years ended December 31, 2016, 2015 and 2014, which exclude equipment acquired under capital leases, were $12.4 million, $8.3 million and $6.0 million, respectively. Proceeds from the divestiture of HIM were $117.9 million during the year ended December 31, 2014.
We expect to continue selectively investing in our infrastructure in order to support the expected future growth in our business. We believe that we have sufficient cash and availability under the credit facility to make any expected necessary capital expenditures in the foreseeable future. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.

Financing Activities
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31 (in thousands):

	2016 (1)	2015 (2)	2014
Open market repurchases	$44,109	$37,125	$100,196
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	1,904	1,346	1,575
	$46,013	$38,471	$101,771

(1)	Of the open market common stock repurchases, $1.0 million of the cash paid during the year ended December 31, 2016 related to the settlement of 2015 repurchases.

(2)	Of the open market common stock repurchases, $1.4 million of the cash paid during the year ended December 31, 2015 related to the settlement of 2014 repurchases.
During the years ended December 31, 2016, 2015 and 2014, Kforce declared and paid dividends of $12.4 million, or $0.48 per share, $12.5 million, or $0.45 per share, and $12.8 million, or $0.41 per share, respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s financial performance and its legal ability to pay dividends.
Credit Facility
See Note 8 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our credit facility. Our credit facility includes a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the credit facility, absent Kforce exercising all or a portion of the accordion, are limited to: (a) a revolving credit facility of up to $170.0 million and (b) a $15.0 million sub-limit included in the credit facility for letters of credit. As of December 31, 2016 and 2015, $111.5 million and $80.5 million was outstanding under the credit facility, respectively. As of February 22, 2017, $117.2 million was outstanding and $35.7 million was available under the credit facility.
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
Our ability to repurchase equity securities could be limited if the Firm’s availability is less than the greater of (a) 15.0% of the aggregate amount of the commitment of all lenders under the credit facility or (b) $15.0 million. Also, our ability to make distributions could be limited if the Firm’s availability is less than the greater of (a) 12.5% of the aggregate amount of the commitment of all lenders under the credit facility and (b) $20.6 million. Since Kforce had availability under the credit facility of $41.4 million as of December 31, 2016, the fixed charge coverage ratio covenant was not applicable nor was Kforce limited in making distributions or executing repurchases of its equity securities. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, or we could be limited in our ability to make distributions or repurchase equity securities.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2016, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.1 million, and for facility lease deposits totaling $0.4 million. Aside from certain obligations more fully described in the Contractual Obligations and Commitments section below, we do not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.

Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31 (in thousands):

	2016 (1)		2015 (2)
	Shares	$	Shares	$
Open market repurchases	2,291	$44,032	1,487	$36,712

(1)	On July 29, 2016, our Board approved an increase in our stock repurchase authorization bringing the then available authorization to $75.0 million.

(2)	On July 31, 2015, our Board approved a $60.0 million increase to the then remaining authorized amount under the Board-authorized common stock repurchase program.
As of December 31, 2016 and 2015, $50.7 million and $53.0 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.
Contractual Obligations and Commitments
The following table presents our expected future contractual obligations as of December 31, 2016 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Credit facility (1)	$111,547	$—	$111,547	$—	$—
Interest payable – credit facility (2)	8,031	2,677	5,354	—	—
Operating lease obligations	22,469	8,699	10,990	2,737	43
Capital lease obligations	2,147	1,110	1,034	3	—
Purchase obligations (3)	14,558	7,436	6,742	380	—
Notes payable (4)	4,000	923	1,893	1,184	—
Interest payable - notes payable (4)	234	97	116	21	—
Liability for unrecognized tax positions (5)	—	—	—	—	—
Deferred compensation plans liability (6)	30,252	2,715	3,275	1,424	22,838
Defined benefit pension plans (7)	18,403	1,089	—	12,450	4,864
Total	$211,641	$24,746	$140,951	$18,199	$27,745

(1)	Our credit facility expires December 23, 2019.

(2)
Kforce’s weighted average interest rate as of December 31, 2016 was 2.40%, which was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to interest rate and outstanding borrowings fluctuations that will occur over the remaining term of the credit facility.

(3)	Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding, and specify all significant terms.

(4)
Our notes payable as of December 31, 2016 are included in the accompanying Consolidated Balance Sheets and classified in Other current liabilities if payable within the next year or in Long-term debt - other if payable after the next year. The interest rate on the notes range from 2.58% to 2.80% and expire between November 2020 and October 2021.

(5)
Kforce’s liability for unrecognized tax positions as of December 31, 2016 was $1.1 million. This balance has been excluded from the table above due to the significant uncertainty with respect to the timing and amount of settlement, if any.

(6)
Kforce maintains various non-qualified deferred compensation plans pursuant to which eligible management and highly-compensated key employees may elect to defer all or part of their compensation to later years. These amounts, which are included in the accompanying Consolidated Balance Sheets and classified as Accounts payable and other accrued liabilities and Other long-term liabilities, respectively, are payable based upon the elections of the plan participants (e.g. retirement, termination of employment, change-in-control). Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.

(7)
There is no funding requirement associated with our defined benefit pension plans and, as a result, no contributions have been made to our defined benefit pension plans through the year ended December 31, 2016. Kforce does not currently anticipate funding our defined benefit pension plans during 2017. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2016, in the table above.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
Income Tax Audits
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2016 and 2015, there were no on-going IRS examinations. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.

CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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

We have not made any material changes in the accounting methodology used to establish our allowance for doubtful accounts, fallouts and other accounts receivable reserves. As of December 31, 2016 and 2015, these allowances were 1.0% and 1.1% as a percentage of gross accounts receivable, respectively.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our allowance for doubtful accounts, fallouts and other accounts receivable reserves. However, if our estimates regarding estimated accounts receivable losses are inaccurate, we may be exposed to losses or gains that could be material. A 10% change in accounts receivable reserved at December 31, 2016, would have impacted our net income for 2016 by approximately $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Goodwill Impairment

We evaluate goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. We monitor the existence of potential impairment indicators throughout the year. See Note 5 – “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the valuation methodologies employed.

The carrying value of goodwill as of December 31, 2016 by reporting unit was approximately $17.0 million, $8.0 million and $20.9 million for our Tech, FA and GS reporting units, respectively.

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

For our GS reporting unit, however, a quantitative step one impairment assessment was performed as of December 31, 2016. We compared the carrying value of the GS reporting unit to its estimated fair value noting that the fair value exceeded carrying value by over 100%. As a result, no goodwill impairment charges were recognized during the year ended December 31, 2016.

Although the valuation of the business supported its carrying value in 2016, a deterioration in any of the assumptions could result in an additional impairment charge in the future.

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

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2016 were $2.8 million and $1.3 million, respectively.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date.

We have not made any material changes in the accounting methodologies used to establish our self-insured liabilities during 2016 and 2015.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2016 would have impacted our net income for 2016 by approximately $0.2 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plan

We have a defined benefit pension plan that benefits certain named executive officers, the Supplemental Executive Retirement Plan (“SERP”). See Note 9 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the terms of this plan.

The SERP was not funded as of December 31, 2016 or 2015.

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

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP during 2016 would have had an insignificant impact on our net income for 2016.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Income Taxes

See Note 4 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Kforce’s income tax expense, as well as the temporary differences that exist as of December 31, 2016.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our effective income tax rate or our liability for uncertain income tax positions. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Kforce recorded a valuation allowance of approximately $0.1 million as of December 31, 2016 related primarily to state net operating losses.

A 0.50% change in our effective income tax rate would have impacted our net income for 2016 by approximately $0.3 million.

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
As of December 31, 2016, we had $111.5 million outstanding under our credit facility. Our weighted average effective interest rate on our credit facility was 2.40% at December 31, 2016. A hypothetical 10% increase in interest rates in effect at December 31, 2016 would have an increase to Kforce’s annual interest expense of less than $0.3 million.
We do not believe that we have a material exposure to fluctuations in foreign currencies because our international operations represented less than 1% of net service revenues for the year ended December 31, 2016, and because our international operations’ functional currency is the U.S. Dollar. However, Kforce will continue to assess the impact which currency fluctuations could have on our operations going forward.

Item 8.        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Kforce Inc.
Tampa, FL
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited Kforce’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Kforce's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on Kforce’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kforce Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
February 24, 2017

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Net service revenues	$1,319,706	$1,319,238	$1,217,331
Direct costs of services	911,207	905,124	842,750
Gross profit	408,499	414,114	374,581
Selling, general and administrative expenses	341,196	330,416	315,338
Depreciation and amortization	8,701	9,831	9,894
Income from operations	58,602	73,867	49,349
Other expense, net	2,647	2,195	1,392
Income from continuing operations, before income taxes	55,955	71,672	47,957
Income tax expense	23,182	28,848	18,559
Income from continuing operations	32,773	42,824	29,398
Income from discontinued operations, net of income taxes	—	—	61,517
Net income	32,773	42,824	90,915
Other comprehensive (loss) income:
Defined benefit pension and post-retirement plans, net of tax	(134)	689	(688)
Comprehensive income	$32,639	$43,513	$90,227
Earnings per share – basic:
From continuing operations	$1.26	$1.53	$0.94
From discontinued operations	$—	$—	$1.95
Earnings per share – basic	$1.26	$1.53	$2.89
Earnings per share – diluted:
From continuing operations	$1.25	$1.52	$0.93
From discontinued operations	$—	$—	$1.94
Earnings per share – diluted	$1.25	$1.52	$2.87

Weighted average shares outstanding – basic	26,099	27,910	31,475
Weighted average shares outstanding – diluted	26,274	28,190	31,691

Cash dividends declared per share	$0.48	$0.45	$0.41
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,482	$1,497
Trade receivables, net of allowances of $2,066 and $2,121, respectively	206,361	198,933
Income tax refund receivable	172	526
Deferred tax assets, net	4,799	4,518
Prepaid expenses and other current assets	10,691	9,060
Total current assets	223,505	214,534
Fixed assets, net	43,145	37,476
Other assets, net	30,511	28,671
Deferred tax assets, net	18,650	20,938
Intangible assets, net	3,642	4,235
Goodwill	45,968	45,968
Total assets	$365,421	$351,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$37,230	$39,227
Accrued payroll costs	44,137	46,125
Other current liabilities	1,765	1,287
Income taxes payable	221	1,107
Total current liabilities	83,353	87,746
Long-term debt – credit facility	111,547	80,472
Long-term debt – other	3,984	3,351
Other long-term liabilities	44,801	40,626
Total liabilities	243,685	212,195
Commitments and contingencies (see Note 12)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,268 and 70,558 issued, respectively	713	705
Additional paid-in capital	428,212	420,276
Accumulated other comprehensive income	184	318
Retained earnings	174,967	155,096
Treasury stock, at cost; 44,469 and 42,130 shares, respectively	(482,340)	(436,768)
Total stockholders’ equity	121,736	139,627
Total liabilities and stockholders’ equity	$365,421	$351,822
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Common stock – shares:
Shares at beginning of period	70,558	70,029	69,480
Issuance for stock-based compensation and dividends, net of forfeitures	695	497	444
Exercise of stock options	15	32	105
Shares at end of period	71,268	70,558	70,029
Common stock – par value:
Balance at beginning of period	$705	$700	$695
Issuance for stock-based compensation and dividends, net of forfeitures	8	5	4
Exercise of stock options	0	0	1
Balance at end of period	$713	$705	$700
Additional paid-in capital:
Balance at beginning of period	$420,276	$412,642	$404,600
Issuance for stock-based compensation and dividends, net of forfeitures	447	556	369
Exercise of stock options	172	381	1,213
Income tax benefit from stock-based compensation	307	551	595
Stock-based compensation expense	6,705	5,819	5,475
Employee stock purchase plan	305	327	390
Balance at end of period	$428,212	$420,276	$412,642
Accumulated other comprehensive income (loss):
Balance at beginning of period	$318	$(371)	$317
Defined benefit pension and post-retirement plans, net of tax of $89, $429 and $394, respectively	(134)	689	(688)
Balance at end of period	$184	$318	$(371)
Retained earnings:
Balance at beginning of period	$155,096	$125,378	$47,612
Net income	32,773	42,824	90,915
Dividends, net of forfeitures ($0.48, $0.45 and $0.41 per share, respectively)	(12,902)	(13,106)	(13,149)
Balance at end of period	$174,967	$155,096	$125,378
Treasury stock – shares:
Shares at beginning of period	42,130	40,616	35,751
Repurchases of common stock	2,370	1,540	4,896
Shares tendered in payment of the exercise price of stock options	3	—	4
Employee stock purchase plan	(34)	(26)	(35)
Shares at end of period	44,469	42,130	40,616
Treasury stock – cost:
Balance at beginning of period	$(436,768)	$(398,961)	$(295,991)
Repurchases of common stock	(45,873)	(38,058)	(103,195)
Shares tendered in payment of the exercise price of stock options	(63)	—	(84)
Employee stock purchase plan	364	251	309
Balance at end of period	$(482,340)	$(436,768)	$(398,961)
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$32,773	$42,824	$90,915
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Gain on sale of discontinued operations	—	—	(64,600)
Deferred income tax provision, net	2,007	2,380	491
Provision for bad debts on accounts receivable	976	1,553	825
Depreciation and amortization	8,796	9,849	10,058
Stock-based compensation expense	6,705	5,819	3,028
Defined benefit pension and post-retirement plans expense	1,733	1,846	1,424
Excess tax benefit attributable to stock-based compensation	(376)	(551)	—
Loss on deferred compensation plan investments, net	597	77	446
Gain from Company-owned life insurance proceeds	—	—	(849)
Contingent consideration liability remeasurement	(42)	321	—
Other	321	308	(47)
(Increase) decrease in operating assets:
Trade receivables, net	(8,403)	4,223	(40,339)
Income tax refund receivable	354	2,785	4,409
Prepaid expenses and other current assets	(1,631)	1,110	530
Other assets, net	(495)	(298)	(27)
(Decrease) increase in operating liabilities:
Accounts payable and other current liabilities	(1,920)	1,788	5,653
Accrued payroll costs	(1,320)	(5,503)	(248)
Income taxes payable	(489)	(1,657)	(34,934)
Other long-term liabilities	(139)	3,306	(2,317)
Cash provided by (used in) operating activities	39,447	70,180	(25,582)
Cash flows from investing activities:
Capital expenditures	(12,420)	(8,328)	(6,010)
Acquisition, net of cash received	—	—	(2,611)
Proceeds from disposition of business	—	—	117,887
Proceeds from the disposition of assets held within the Rabbi Trust	—	445	2,668
Purchase of assets held within the Rabbi Trust	—	(481)	(2,436)
Proceeds from Company-owned life insurance	—	—	1,037
Cash (used in) provided by investing activities	(12,420)	(8,364)	110,535
Cash flows from financing activities:
Proceeds from credit facility	937,083	604,668	684,427
Payments on credit facility	(906,008)	(617,529)	(653,701)
Proceeds from other financing arrangements	1,783	2,914	—
Payments on other financing arrangements	(1,830)	(1,274)	(1,280)
Payments of deferred financing fees	(158)	—	(460)
Proceeds from exercise of stock options, net of shares tendered in payment of exercise	172	381	1,131
Excess tax benefit attributable to stock-based compensation	376	551	—
Repurchases of common stock	(46,013)	(38,471)	(101,771)
Cash dividend	(12,447)	(12,545)	(12,776)
Other	—	(252)	(160)
Cash used in financing activities	(27,042)	(61,557)	(84,590)
Change in cash and cash equivalents	(15)	259	363
Cash and cash equivalents at beginning of year	1,497	1,238	875
Cash and cash equivalents at end of year	$1,482	$1,497	$1,238
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. GAAP and the rules of the SEC.
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
Revenue Recognition
Kforce considers amounts to be earned once evidence of an arrangement has been obtained, delivery has occurred, fees are fixed or determinable, and collectability is reasonably assured. Kforce’s primary sources of revenues are Flex and Direct Hire.
Flex revenues are recognized as the services are provided by Kforce’s consultants. Kforce records revenues net of credits, discounts, rebates and revenue-related reserves. Revenues include reimbursements of travel and out-of-pocket expenses (“billable expenses”) with equivalent amounts of expense recorded in direct costs of services.
Direct Hire revenues are recognized by Kforce when employment candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Kforce records revenues net of an estimated reserve for fallouts, which is based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less.
Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years, inclusive of renewal periods. Our GS segment does not generate any Direct Hire revenues. Our GS segment, which represents approximately 7% of total revenues, generates revenues under the following contract arrangements.

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

•	Revenues for the product-based business, which accounts for approximately 16% of this segment’s revenues, are recognized at the time of delivery.
Kforce collects sales tax for various taxing authorities and it is our policy to record these amounts on a net basis; thus, sales tax amounts are not included in net service revenues.

Direct Costs of Services
Direct costs of services are composed of all related costs of employment for its consultants, including payroll wages, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs. Direct costs of services exclude depreciation and amortization expense, which is presented on a separate line in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
Accounts Receivable and Accounts Receivable Reserves
Kforce records accounts receivable at the invoiced amount. Kforce establishes its reserves for expected credit losses, fallouts, early payment discounts and revenue adjustments based on past experience and estimates of potential future activity. Specific to our allowance for doubtful accounts, which comprises a majority of our accounts receivable reserves, Kforce performs an ongoing analysis of factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off by Kforce after all reasonable collection efforts have been exhausted. Accounts receivable reserves as a percentage of gross accounts receivable was 1.0% and 1.1% as of December 31, 2016 and December 31, 2015, respectively.

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
Leases
Leases for our field offices, which are located throughout the U.S., range from three to five-year terms although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year.
For leases that contain escalations of the minimum rent, we recognize the related rent expense on a straight-line basis over the lease term. We record any difference between the straight-line rent amounts and amounts payable under the leases as a deferred rent liability in Accounts payable and other accrued liabilities or Other long-term liabilities, as appropriate.
The Company records incentives provided by landlords for leasehold improvements in Accounts payable and other accrued liabilities or Other long-term liabilities, as appropriate, and records a corresponding reduction in rent expense on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets
Goodwill
We evaluate goodwill for impairment annually or more frequently if an event occurs or circumstances change that indicate the carrying value may not be recoverable. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that the fair value may be impaired or if we elect not to utilize a qualitative assessment for the evaluation, we perform a two-step impairment test. Under the two-step analysis method, the recoverability of goodwill is measured at the reporting unit level, which Kforce has determined to be consistent with its reporting segments, by comparing the reporting unit’s carrying amount, including goodwill, to the fair market value of the reporting unit. Kforce determines the fair market value of its reporting units based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches under both the guideline company method and guideline transaction method (collectively, the “market approach”). Fair market value using the income approach is based on Kforce’s estimated future cash flows on a discounted basis. The market approach compares each of Kforce’s reporting units to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies, and market multiples. Changes in economic or operating conditions or changes in Kforce’s business strategies that occur after the annual impairment analysis and which impact these assumptions may result in a future goodwill impairment charge, which could be material to Kforce’s consolidated financial statements.
Other Intangible Assets
Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete and employment agreements, contractual relationships, customer contracts, technology, and a trade name and trademark. Our trade names and trademarks, and derivatives thereof, and GS’s Data Confidence trademark are important to our business. Our primary trade names and trademark are registered with the U.S. Patent and Trademark Office.
For definite-lived intangible assets, amortization is computed using the straight-line method over the period of expected benefit, which ranges from one to fifteen years. The impairment evaluation for indefinite-lived intangible assets, which for Kforce consists of a trademark and trade name, is conducted on an annual basis or more frequently if events or changes in circumstances indicate that an asset may be impaired.
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

Capitalized Software
Kforce purchases, develops, and implements software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are classified as Other assets, net in the accompanying Consolidated Balance Sheets; amortization is computed using the straight-line method over the estimated useful lives of the software, which range from one to seven years.
Workers’ Compensation
Kforce retains the economic burden for the first $250 thousand per occurrence in workers’ compensation claims except: (1) in states that require participation in state-operated insurance funds and (2) for Kforce Government Solutions, Inc. which is fully insured for workers’ compensation claims. Workers’ compensation includes ongoing health care and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes insurance premiums paid, claims administration fees charged by Kforce’s workers’ compensation administrator, premiums paid to state-operated insurance funds and an estimate for Kforce’s liability for IBNR claims and for the ongoing development of existing claims.
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
Accounting for Pension Benefits
Kforce recognizes the unfunded status of its defined benefit pension plans as a liability in its Consolidated Balance Sheets. Because our plans are unfunded as of December 31, 2016, actuarial gains and losses may arise as a result of the actuarial experience of the plans, as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. The net after-tax impact of unrecognized actuarial gains and losses related to our defined benefit pensions plans is recorded in accumulated other comprehensive income (loss) in our consolidated financial statements.
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
Earnings per Share
Basic earnings per share is computed as earnings divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per common share is computed by dividing the earnings attributable to common shareholders by diluted WASO. Diluted WASO includes the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.
For the years ended December 31, 2016, 2015 and 2014, there were 175 thousand, 280 thousand and 216 thousand common stock equivalents included in the diluted WASO. For the years ended December 31, 2016, 2015 and 2014, there was an insignificant amount of anti-dilutive common stock equivalents.

Treasury Stock
Kforce’s Board may authorize share repurchases of Kforce’s common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes, including issuances under the 2009 Employee Stock Purchase Plan. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
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
New Accounting Standards
In January 2017, the FASB issued authoritative guidance simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is to be applied for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires companies to apply the requirements prospectively. Kforce is currently evaluating the impact on the consolidated financial statements.
In December 2016, the FASB issued authoritative guidance clarifying language when accounting for internal-use software licensed from third parties that is within the scope of Subtopic 350-40. According to the clarifying language, internal-use software licensed from third parties shall be accounted for as the acquisition of an intangible asset. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. Kforce elected not to adopt this standard early. The guidance requires companies to apply the requirements prospectively or retrospectively. Upon adoption, Kforce anticipates retrospectively applying a change in the classification of internal-use software licensed from third parties from other assets to intangible assets on the consolidated balance sheet.
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
In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. Kforce elected not to adopt this standard early. Upon adoption, Kforce anticipates a prospective impact to our income tax expense line within our consolidated statements of operations and comprehensive income, the amount of which will depend on the vesting activity in any given period and Kforce’s stock price on the vesting date. Additionally, we expect a retrospective change in the presentation of excess tax benefits from a financing to operating activity within our consolidated statements of cash flows. Kforce elected to change its policy regarding forfeitures and to account for forfeitures when they occur as opposed to applying an estimate to simplify our internal accounting practices. This change will be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.

In February 2016, the FASB issued authoritative guidance regarding the accounting for leases. The guidance is to be applied for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented, including interim periods. Kforce elected not to adopt this standard early. Kforce is currently evaluating the impact on the consolidated financial statements.
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
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued authoritative guidance deferring the effective date of the new revenue standard by one year for all entities. The one-year deferral results in the guidance being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and entities are not permitted to adopt the standard earlier than the original effective date. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers in order to clarify and improve the understanding of the implementation guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have selected the modified retrospective transition method. Based on our preliminary assessment, we believe that the timing of our revenue recognition will not be impacted for at least 95% of our revenues. The remainder of our revenues are derived from GS fixed-price contracts. We are reviewing these contracts in order to determine if there may be any change to the timing. Additionally, we anticipate a change in the classification of bad debt expense from SG&A to net service revenues. We are continuing to evaluate other items that may impact our revenue transaction prices. Furthermore, we do anticipate an increase in the level of disclosure around our arrangements and resulting revenue recognition.
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
In accordance with and defined within the SPA, Kforce was obligated to indemnify the Purchaser for certain losses, as defined, in excess of $1.19 million, although this deductible does not apply to certain specified losses. Kforce’s obligations under the indemnification provisions of the SPA, with the exception of certain items, ceased 12 months from the closing date and were limited to an aggregate of $8.925 million, although these time and monetary caps do not apply to certain specified losses. While it cannot be certain, Kforce believes any material exposure under the indemnification provisions is remote, particularly given that the 12-month time period for general indemnification claims has now passed and, as a result, Kforce has not recorded a liability as of December 31, 2015.
The total financial results of HIM have been presented as discontinued operations in the accompanying Consolidated Statements of Operations and Comprehensive Income. The following summarizes the revenues and pretax profits of HIM for the year ended December 31 (in thousands):

2014
Net service revenues	$56,670
Income from discontinued operations, before income taxes	$103,512

For the year ended December 31, 2014, the income from discontinued operations included a gain, net of transaction costs, on the sale of HIM of $94.3 million pretax, or $56.1 million after tax. The transaction costs primarily included legal fees, stock-based compensation related to the acceleration of restricted stock, commissions and transaction bonuses in the form of cash and common stock, which, in the aggregate, totaled $11.0 million. Stock-based compensation related to acceleration of restricted stock was approximately $0.6 million and transaction bonuses was approximately $1.8 million, or 92 thousand shares of common stock. Kforce utilized the proceeds from the sale of HIM initially to pay down the outstanding borrowings under our credit facility and ultimately to repurchase shares of common stock.
Income tax expense as a percentage of income from discontinued operations, before income taxes, for the year ended December 31, 2014 was 40.6%.
3. Fixed Assets
The following table presents major classifications of fixed assets and related useful lives (in thousands):

		DECEMBER 31,
	USEFUL LIFE	2016	2015
Land		$5,892	$5,892
Building and improvements	5-40 years	25,701	25,516
Furniture and equipment	5-20 years	17,084	11,802
Computer equipment	3-5 years	11,003	11,393
Leasehold improvements	3-5 years	13,345	11,632
		73,025	66,235
Less accumulated depreciation and amortization		(29,880)	(28,759)
		$43,145	$37,476
Computer equipment as of December 31, 2016 includes equipment acquired under capital leases of $4.0 million and related accumulated depreciation of $2.3 million. Computer equipment as of December 31, 2015 includes equipment acquired under capital leases of $4.7 million and related accumulated depreciation of $2.9 million. Depreciation and amortization expense, which includes amortization of capital leases, during the years ended December 31, 2016, 2015 and 2014 was $6.7 million, $6.7 million and $6.3 million, respectively.
4. Income Taxes
The provision for income taxes from continuing operations consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Current:
Federal	$16,677	$22,265	$15,782
State	3,829	4,632	2,527
Deferred	2,676	1,951	250
	$23,182	$28,848	$18,559

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	6.8	6.1	3.2
Non-deductible compensation	0.2	—	1.1
Non-deductible meals and entertainment	1.0	0.7	1.1
Other	(1.6)	(1.5)	(1.7)
Effective tax rate	41.4%	40.3%	38.7%
The 2016 rate was unfavorably impacted by certain one-time non-cash adjustments. The 2015 rate was unfavorably impacted by a change in the overall mix of income in the various state jurisdictions and the increase in particular uncertain tax positions.
Deferred income tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2016	2015
Deferred taxes, current:
Assets:
Accounts receivable reserves	$812	$982
Accrued liabilities	3,005	2,753
Deferred compensation obligation	1,060	895
Pension and post-retirement benefit plans	755	—
Other	11	74
Deferred tax assets, current	5,643	4,704
Liabilities:
Prepaid expenses	(260)	(186)
Fixed assets	(232)	—
Other	(352)	—
Deferred tax asset, net – current	4,799	4,518
Deferred taxes, non-current:
Assets:
Accrued liabilities	395	613
Deferred compensation obligation	8,146	6,956
Stock-based compensation	2,196	1,817
Pension and post-retirement benefit plans	5,274	5,303
Goodwill and intangible assets	3,869	7,543
Other	219	320
Deferred tax assets, non-current	20,099	22,552
Liabilities:
Fixed assets	(1,361)	(1,198)
Other	(3)	(331)
Deferred tax liabilities, non-current	(1,364)	(1,529)
Valuation allowance	(85)	(85)
Deferred tax asset, net – non-current	18,650	20,938
Net deferred tax asset	$23,449	$25,456

At December 31, 2016, Kforce had approximately $5.6 million of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2033.
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
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2016 and 2015, there were no on-going IRS examinations. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Uncertain Income Tax Positions
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended (in thousands):

	DECEMBER 31,
	2016	2015	2014
Beginning balance	$788	$278	$403
Additions for tax positions of prior years	454	625	90
Reductions for tax positions of prior years	(25)	(8)	(11)
Lapse of statute of limitations	(102)	(25)	(24)
Settlements	—	(82)	(180)
Ending balance	$1,115	$788	$278
As of December 31, 2016, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, is $0.7 million. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Kforce Global Solutions, Inc. files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2012.
5. Goodwill and Other Intangible Assets
Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2016, 2015 and 2014, respectively (in thousands):

	Technology	Finance and Accounting	Government Solutions	Total
Gross amount	$156,391	$19,766	$104,596	$280,753
Accumulated impairment losses	(139,357)	(11,760)	(83,668)	(234,785)
Carrying value	$17,034	$8,006	$20,928	$45,968
There was no impairment expense related to goodwill for the years ended December 31, 2016, 2015 and 2014, respectively.
Throughout 2016, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was no indication that the carrying values of any of our reporting units were likely impaired.
For our annual impairment assessment of the carrying value of goodwill for our Technology and Finance and Accounting reporting units as of December 31, 2016 and 2015, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. We concluded that it was more likely than not that the fair value of these reporting units was more than their carrying amounts.

For our annual impairment assessment of the carrying value of goodwill for our Government Solutions reporting unit as of December 31, 2016 and 2015, we compared its carrying value to the estimated fair value based on a weighting of the income approach and market approaches (“step one”). Discounted cash flows, which serve as the primary basis for the income approach, were based on a discrete financial forecast which was developed by management for planning purposes. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. The discrete financial forecast includes certain adjustments of costs that Kforce believes a market participant buyer, such as a large government contractor, would incur to operate the Government Solutions reporting unit. The market approaches consist of: (1) the guideline company method and (2) the guideline transaction method. The guideline company method applies pricing multiples derived from publicly-traded guideline companies that are comparable to the reporting unit to determine its value. The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. Our assessment indicated that the fair value of the Government Solutions reporting unit exceeded its carrying value.
For the impairment test performed as of December 31, 2014, Kforce performed a step one analysis for each reporting unit and compared the carrying value of Technology, Finance and Accounting and Government Solutions to the respective estimated fair values. Our assessments indicated that the fair value of the reporting units exceeded their carrying value.
Other Intangible Assets
Our other intangible assets balance includes an indefinite-lived trademark of $2.2 million as of December 31, 2016 and 2015, respectively, and is recorded in Intangible assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2016 and 2015, our definite-lived intangible assets balance of $1.4 million and $2.0 million included accumulated amortization of $27.2 million and $26.6 million, respectively. There was no impairment expense related to our other intangible assets during the years ended December 31, 2016, 2015 and 2014.
6. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2016	2015
Accounts payable	$20,321	$23,513
Accrued liabilities	16,909	15,714
	$37,230	$39,227
Our accounts payable balance includes trade creditor and independent contractor payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, accrued customer rebates and other accrued liabilities.
7. Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	DECEMBER 31,
	2016	2015
Payroll and benefits	$37,409	$39,043
Payroll taxes	2,640	2,832
Health insurance liabilities	2,790	2,968
Workers’ compensation liabilities	1,298	1,282
	$44,137	$46,125

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
Our ability to repurchase equity securities could be limited if the Firm’s availability is less than the greater of (a) 15.0% of the aggregate amount of the commitment of all lenders under the Credit Facility or (b) $15.0 million. Also, our ability to make distributions could be limited if the Firm’s availability is less than the greater of (a) 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility and (b) $20.6 million. Since Kforce had availability under the Credit Facility of $41.4 million as of December 31, 2016, the fixed charge coverage ratio covenant was not applicable nor was Kforce limited in making distributions or executing repurchases of its equity securities. Kforce believes that it will be able to maintain these minimum availability requirements; however, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default, or we could be limited in our ability to make distributions or repurchase equity securities. The Credit Facility expires December 23, 2019.
As of December 31, 2016 and 2015, $111.5 million and $80.5 million was outstanding under the Credit Facility, respectively. As of February 22, 2017, $117.2 million was outstanding and $35.7 million was available under the Credit Facility.
9. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains various qualified defined contribution 401(k) retirement savings plans for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by Kforce’s Board.

Kforce accrued matching 401(k) contributions of $1.5 million and $1.4 million as of December 31, 2016 and 2015, respectively. The plans held a combined 201 thousand and 218 thousand shares of Kforce’s common stock as of December 31, 2016 and 2015, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 34 thousand, 26 thousand and 35 thousand shares of common stock at an average purchase price of $19.37, $22.61 and $19.76 per share during the years ended December 31, 2016, 2015 and 2014, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment in the accompanying Consolidated Balance Sheets. At December 31, 2016 and 2015, amounts included in Accounts payable and other accrued liabilities related to the deferred compensation plans totaled $2.7 million and $2.3 million, respectively. Amounts included in Other long-term liabilities related to the deferred compensation plans totaled $27.5 million and $24.2 million as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, we recognized compensation expense for the plans of $881 thousand and $401 thousand, respectively. For the year ended December 31, 2014, we recognized compensation income from continuing operations for the plans of $187 thousand.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within our Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $27.3 million and $25.5 million as of December 31, 2016 and 2015, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2016, the life insurance policies had a cumulative face value of $213.1 million. Kforce had no gains or losses attributable to investments in trading securities for the years ended December 31, 2016, 2015 and 2014.
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
Benefits under the SERP are based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2016, Kforce has assumed that all participants will elect to take the lump sum present value option based on historical trends.

Actuarial Assumptions
Due to the SERP being unfunded as of December 31, 2016 and 2015, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. The following table presents the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2016	2015
Discount rate	4.00%	4.00%
Rate of future compensation increase	3.60%	4.00%
The following table presents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2016	2015	2014
Discount rate	4.00%	3.75%	3.75%
Rate of future compensation increase	4.00%	4.00%	4.00%
The discount rate was determined using the Moody’s Aa long-term corporate bond yield as of the measurement date with a maturity commensurate with the expected payout of the SERP obligation. This rate is also compared against the Citigroup Pension Discount Curve and Liability Index to ensure the rate used is reasonable and may be adjusted accordingly. This index is widely used by companies throughout the U.S. and is considered to be one of the preferred standards for establishing a discount rate.
The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases for its covered executive officers and future target compensation levels for its covered executive officers taking into account the covered executive officers’ assumed retirement date.
The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, Kforce monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.
Net Periodic Benefit Cost
The following table presents the components of net periodic benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2016	2015	2014
Service cost	$1,310	$1,323	$1,164
Interest cost	453	383	294
Net periodic benefit cost	$1,763	$1,706	$1,458
Changes in Benefit Obligation
The following table presents the changes in the benefit obligation for the years ended (in thousands):

	DECEMBER 31,
	2016	2015
Projected benefit obligation, beginning	$11,337	$10,197
Service cost	1,310	1,323
Interest cost	453	383
Actuarial experience and changes in actuarial assumptions	336	(566)
Projected benefit obligation, ending	$13,436	$11,337

There were no payments made under the SERP during the years ended December 31, 2016 and 2015, respectively. The projected benefit obligation is recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The accumulated benefit obligation is the actuarial present value of all benefits attributed to past service, excluding future salary increases. The accumulated benefit obligation as of December 31, 2016 and 2015 was $12.7 million and $11.0 million, respectively.
Contributions
There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2016. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2017.
Estimated Future Benefit Payments
Undiscounted benefit payments by the SERP, which reflect the anticipated future service of participants, expected to be paid are as follows (in thousands):

PROJECTED ANNUAL BENEFIT PAYMENTS
2017	$—
2018	—
2019	—
2020	—
2021	12,450
2022-2026	—
Thereafter	4,864
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
During the year ended December 31, 2014, Kforce terminated the Company’s SERHP and settled all future benefit obligations by making lump sum payments totaling approximately $3.9 million, which resulted in a net settlement loss of $0.7 million recorded in Selling, general and administrative expenses in the corresponding Consolidated Statements of Operations and Comprehensive Income. The termination effectively removed Kforce’s related post-retirement benefit obligation.
Net Periodic Post-retirement Benefit Cost
The following represents the components of net periodic post-retirement benefit cost for the year ended December 31 (in thousands):

2014
Service cost	$174
Interest cost	78
Settlement/curtailment loss	725
Net periodic benefit cost	$977
10. Fair Value Measurements
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2016 and 2015.

Kforce’s financial statements include a contingent consideration liability related to a non-significant acquisition of a business within our Government Solutions reporting segment, which is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the Consolidated Statements of Operations and Comprehensive Income. For the years ended December 31, 2016 and 2015, approximately $42 thousand of income and $321 thousand of expense, respectively, was recognized due to the remeasurement of our contingent consideration liability. The contingent consideration liability is recorded in Other long-term liabilities within the Consolidated Balance Sheets and the estimated fair value as of December 31, 2016 and 2015 was $756 thousand and $798 thousand, respectively.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
11. Stock Incentive Plans
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
During the years ended December 31, 2016, 2015 and 2014, Kforce recognized total stock-based compensation expense of $6.7 million, $5.8 million and $5.5 million, respectively. During the year ended December 31, 2014, Kforce recognized stock-based compensation expense from continuing operations of $3.0 million. The related tax benefit for the years ended December 31, 2016, 2015 and 2014 was $2.8 million, $2.3 million and $1.2 million, respectively.
Stock Options
The following table presents the activity under each of the stock incentive plans discussed above for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Incentive Stock Option Plan	2006 Stock Incentive Plan	Total	Weighted Average Exercise Price Per Share	Total Intrinsic Value of Options Exercised
Exercisable as of December 31, 2013	97	83	180	$11.57
Exercised	(57)	(48)	(105)	$11.61	$1,029
Forfeited/Cancelled	(18)	—	(18)	$11.00
Exercisable as of December 31, 2014	22	35	57	$11.69
Exercised	(22)	(10)	(32)	$11.78	$359
Exercisable as of December 31, 2015	—	25	25	$11.58
Exercised	—	(15)	(15)	$11.44	$75
Exercisable as of December 31, 2016	—	10	10	$11.79

The following table summarizes information about employee and director stock options under all of the plans mentioned above as of December 31, 2016 (in thousands, except per share amounts):

	OUTSTANDING AND EXERCISABLE
Range of Exercise Prices	Number of Awards (#)	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price ($)	Total Intrinsic Value
$9.13 - $14.45	10	1.07	$11.79	$113
No compensation expense was recorded during the years ended December 31, 2016, 2015 or 2014 as a result of the grant date fair value having been fully amortized as of December 31, 2009. As of December 31, 2016, there was no unrecognized compensation cost related to non-vested options.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: (1) for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or (2) as part of a compensation package and in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance. The LTI restricted stock granted during the year ended December 31, 2016 will vest over a period of five years, with equal vesting annually. Other restricted stock granted during the year ended December 31, 2016 will vest over a period of between one to ten years, with equal vesting annually.
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

The following table presents the restricted stock activity for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2013	811	$16.89
Granted	528	$20.18
Forfeited/Canceled	(84)	$18.38
Vested	(273)	$17.37	$5,624
Outstanding as of December 31, 2014	982	$18.55
Granted	556	$24.01
Forfeited/Canceled	(59)	$19.37
Vested	(186)	$18.28	$4,580
Outstanding as of December 31, 2015	1,293	$20.89
Granted (1)	1,048	$22.46
Forfeited/Canceled	(353)	$21.04
Vested	(280)	$20.67	$6,434
Outstanding as of December 31, 2016	1,708	$21.86

(1)
The increase in shares granted during the year ended December 31, 2016 as compared to 2015 and 2014 was due to a change in the grant date practice for our annual LTI awards. For greater clarity, Kforce has historically granted these annual awards on the first business day of the year following the end of the performance period; however, for the performance period ending December 31, 2016, the grant date was shifted to the last day of the performance period. This administrative change resulted in two annual grants being made during the year ended December 31, 2016 (a grant on January 4, 2016 for the performance period ending December 31, 2015 and a grant on December 31, 2016 for the performance period ending December 31, 2016).

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period.
As of December 31, 2016, total unrecognized compensation expense related to restricted stock was $27.5 million, which will be recognized over a weighted average remaining period of 4.4 years.
12. Commitments and Contingencies
Lease Commitments
Kforce leases space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days’ notice and with some leases containing escalation in rent clauses. The leases require Kforce to pay taxes, insurance and maintenance costs, in addition to rental payments.

Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Capital leases
Present value of payments	$965	$756	$148	$3	$—	$—	$1,872
Interest	145	80	50	—	—	—	275
Capital lease payments	$1,110	$836	$198	$3	$—	$—	$2,147
Operating leases
Facilities	$8,651	$6,642	$4,348	$1,953	$784	$43	$22,421
Furniture and equipment	48	—	—	—	—	—	48
Total operating leases	$8,699	$6,642	$4,348	$1,953	$784	$43	$22,469
Total leases	$9,809	$7,478	$4,546	$1,956	$784	$43	$24,616
The present value of the minimum lease payments for capital lease obligations has been classified in Other current liabilities and Long-term debt – other in the accompanying Consolidated Balance Sheets, according to their respective maturities. Rental expense under operating leases was $7.7 million, $6.7 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business; these commitments are primarily related to software and online application licenses and hosting. As of December 31, 2016, these commitments amounted to approximately $14.6 million and are expected to be paid as follows: $7.4 million in 2017; $4.2 million in 2018; $2.6 million in 2019; $0.4 million in 2020; and nil in 2021.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2016, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $3.1 million, and for facility lease deposits totaling $0.4 million.
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

On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois. Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. We are vigorously defending each of the plaintiff’s claims. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding; however, based on our current knowledge, we believe that the final outcome of this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Income Tax Audits
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2016 and 2015, there were no on-going IRS examinations. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2016 would be approximately $43.6 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $17.6 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Kforce has not recorded any liability related to the employment agreements as no events have occurred that would require payment under the agreements.
13. Reportable Segments
Kforce’s reportable segments are as follows: (1) Tech; (2) FA; and (3) GS. This determination is supported by, among other factors: the existence of individuals responsible for the operations of each segment and who also report directly to our chief operating decision maker (“CODM”), the nature of the segment’s operations and information presented to Kforce’s Board and our CODM. Kforce also reports Flex and Direct Hire revenues separately by segment, which has been incorporated into the table below. The following information for the year ended December 31, 2014 has been updated to reflect the disposition of HIM, for which all revenues and gross profit associated with the discontinued operations have been recorded within Income from discontinued operations, net of taxes, in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Historically, and for the year ended December 31, 2016, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the U.S. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the years ended December 31 (in thousands):

	Tech	FA	GS	Total
2016
Net service revenues
Flexible billings	$863,434	$307,245	$98,628	$1,269,307
Direct Hire fees	20,043	30,356	—	50,399
Total net service revenues	$883,477	$337,601	$98,628	$1,319,706
Gross profit	$255,842	$120,551	$32,106	$408,499
Operating expenses				352,544
Income from continuing operations, before income taxes				$55,955
2015
Net service revenues
Flexible billings	$873,609	$294,186	$97,372	$1,265,167
Direct Hire fees	22,333	31,738	—	54,071
Total net service revenues	$895,942	$325,924	$97,372	$1,319,238
Gross profit	$261,721	$119,036	$33,357	$414,114
Operating expenses				342,442
Income from continuing operations, before income taxes				$71,672
2014
Net service revenues
Flexible billings	$823,311	$249,274	$98,051	$1,170,636
Direct Hire fees	19,158	27,537	—	46,695
Total net service revenues	$842,469	$276,811	$98,051	$1,217,331
Gross profit	$243,085	$101,071	$30,425	$374,581
Operating expenses				326,624
Income from continuing operations, before income taxes				$47,957

14. Quarterly Financial Data (Unaudited)
The following table provides quarterly information for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	THREE MONTHS ENDED
	March 31	June 30	September 30	December 31
2016
Net service revenues	$322,201	$335,047	$336,460	$325,998
Gross profit	97,189	106,282	105,380	99,648
Net income	3,650	10,864	9,020	9,239
Earnings per share-basic	$0.14	$0.41	$0.35	$0.36
Earnings per share-diluted	$0.14	$0.41	$0.34	$0.36
2015
Net service revenues	$312,611	$337,353	$341,575	$327,699
Gross profit	94,740	106,038	109,821	103,515
Net income	5,785	11,593	13,545	11,901
Earnings per share-basic	$0.20	$0.41	$0.49	$0.43
Earnings per share-diluted	$0.20	$0.41	$0.48	$0.43
15. Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the year ended December 31 (in thousands):

	2016	2015	2014
Cash paid during the period for:
Income taxes, net	$21,324	$25,395	$52,565
Interest, net	$2,101	$1,609	$1,048
Non-Cash Transaction Information:
Shares tendered in payment of exercise price of stock options	$63	$—	$84
Employee stock purchase plan	$669	$578	$699
Equipment acquired under capital leases	$1,153	$1,470	$313
Unsettled repurchases of common stock	$935	$1,012	$1,425
Acquisition of fixed assets through accounts payable	$12	$41	$19
Contingent consideration for acquisition	$—	$—	$477

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, those controls.
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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2016, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
Item 9B.    Other Information.
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2016.
Our Commitment to Integrity applies to all of our directors, officers, and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
Item 11.        Executive Compensation.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2016.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2016.
Item 13.        Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2016.
Item 14.        Principal Accounting Fees and Services.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2016.
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

KFORCE INC. AND SUBSIDIARIES
SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(in thousands)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES (RECOVERY)	CHARGED TO OTHER ACCOUNTS (1)	DEDUCTIONS (2)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2014	$2,028	530	31	(549)	$2,040
	2015	$2,040	1,653	1	(1,573)	$2,121
	2016	$2,121	795	39	(889)	$2,066

(1)
Charged to other accounts includes the provision for fallouts of Direct Hire placements that has been deducted from net service revenues in the accompanying Consolidated Statements of Operations and Comprehensive Income.

(2)
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

KFORCE INC.

Date: February 24, 2017	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 24, 2017	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2017	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 24, 2017	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

Date: February 24, 2017	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 24, 2017	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: February 24, 2017	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 24, 2017	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 24, 2017	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 24, 2017	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 24, 2017	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director

Date: February 24, 2017	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 24, 2017	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman and Director

Date: February 24, 2017	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.

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

10.3
Second Amendment and Joinder, dated December 27, 2013, to Third Amended and Restated Credit Agreement between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 27, 2014.

10.4
Third Amendment, dated December 23, 2014, to Third Amended and Restated Credit Agreement, Second Amendment to Second Amended and Restated Security Agreement and Joinder between Kforce Inc. and its subsidiaries and Bank of America, N.A. and other lenders thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 23, 2014.

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

10.11*	Kforce Inc. 2006 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-168529) filed with the SEC on August 4, 2010.

10.12*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

10.13*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.

10.14*
Employment Agreement, dated as of June 1, 2011, between the Registrant and Richard M. Cocchiaro, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on August 4, 2011.

10.15	Form of Restricted Stock Award Agreement, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 4, 2011.

10.16*
Amendment #1 to Stock Ownership Guidelines, dated September 28, 2012, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on October 4, 2012.

10.17*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.18*	Form of Restricted Stock Award Agreement, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

10.19*	Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 26, 2016.

10.20*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Kye L. Mitchell, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 2, 2016.

10.21*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Peter M. Alonso, filed electronically herewith.

10.22*	Amendment to Amended and Restated Employment Agreement, dated February 20, 2017, between Kforce Inc. and Peter M. Alonso, filed electronically herewith.

Exhibit Number	Description

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The Consolidated Financial Statements and Schedule listed in Part IV, Item 15 of this Form 10-K are formatted in XBRL.

*	Management contract or compensatory plan or arrangement.