Form 10-Q
period 2017-03-31
KFORCE INC
filed 2017-05-03
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 28, 2017 was 26,781,240.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2017
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

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net service revenues	$333,992	$322,201
Direct costs of services	236,857	225,012
Gross profit	97,135	97,189
Selling, general and administrative expenses	84,678	85,455
Depreciation and amortization	2,050	2,327
Income from operations	10,407	9,407
Other expense, net	1,185	668
Income before income taxes	9,222	8,739
Income tax expense	3,320	5,089
Net income	5,902	3,650
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(5)	(3)
Comprehensive income	$5,897	$3,647

Earnings per share – basic	$0.23	$0.14
Earnings per share – diluted	$0.23	$0.14

Weighted average shares outstanding – basic	25,223	26,693
Weighted average shares outstanding – diluted	25,509	26,842

Dividends declared per share	$0.12	$0.12
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$2,738	$1,482
Trade receivables, net of allowances of $2,563 and $2,066, respectively	227,634	206,361
Income tax refund receivable	898	172
Prepaid expenses and other current assets	10,709	10,691
Total current assets	241,979	218,706
Fixed assets, net	42,732	43,145
Other assets, net	32,767	30,511
Deferred tax assets, net	21,991	23,449
Intangible assets, net	3,556	3,642
Goodwill	45,968	45,968
Total assets	$388,993	$365,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$34,212	$37,230
Accrued payroll costs	45,603	44,137
Other current liabilities	1,920	1,765
Income taxes payable	843	221
Total current liabilities	82,578	83,353
Long-term debt – credit facility	131,966	111,547
Long-term debt – other	3,734	3,984
Other long-term liabilities	45,508	44,801
Total liabilities	263,786	243,685
Commitments and contingencies (see Note B)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,281 and 71,268 issued, respectively	713	713
Additional paid-in capital	431,345	428,212
Accumulated other comprehensive income	179	184
Retained earnings	177,199	174,967
Treasury stock, at cost; 44,546 and 44,469 shares, respectively	(484,229)	(482,340)
Total stockholders’ equity	125,207	121,736
Total liabilities and stockholders’ equity	$388,993	$365,421
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Three Months Ended March 31, 2017
Common stock – shares:
Shares at beginning of period	71,268
Issuance for stock-based compensation and dividends, net of forfeitures	8
Exercise of stock options	5
Shares at end of period	71,281
Common stock – par value:
Balance at beginning of period	$713
Issuance for stock-based compensation and dividends, net of forfeitures	0
Exercise of stock options	0
Balance at end of period	$713
Additional paid-in capital:
Balance at beginning of period	$428,212
Cumulative effect upon adoption of new accounting standard (Note A)	769
Issuance for stock-based compensation and dividends, net of forfeitures	164
Exercise of stock options	72
Stock-based compensation expense	2,064
Employee stock purchase plan	64
Balance at end of period	$431,345
Accumulated other comprehensive income:
Balance at beginning of period	$184
Defined benefit pension plans, net of tax of $2	(5)
Balance at end of period	$179
Retained earnings:
Balance at beginning of period	$174,967
Cumulative effect upon adoption of new accounting standard (Note A), net of tax of $300	(469)
Net income	5,902
Dividends, net of forfeitures ($0.12 per share)	(3,201)
Balance at end of period	$177,199
Treasury stock – shares:
Shares at beginning of period	44,469
Repurchases of common stock	83
Employee stock purchase plan	(6)
Shares at end of period	44,546
Treasury stock – cost:
Balance at beginning of period	$(482,340)
Repurchases of common stock	(1,952)
Employee stock purchase plan	63
Balance at end of period	$(484,229)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$5,902	$3,650
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Deferred income tax provision, net	1,758	3,343
Provision for bad debts on accounts receivable	392	356
Depreciation and amortization	2,103	2,337
Stock-based compensation expense	2,064	1,944
Defined benefit pension plans expense	239	497
Loss on deferred compensation plan investments, net	104	171
Other	272	56
(Increase) decrease in operating assets
Trade receivables, net	(21,665)	(11,867)
Income tax refund receivable	(725)	459
Prepaid expenses and other current assets	(20)	(1,404)
Other assets, net	(127)	(95)
(Decrease) increase in operating liabilities
Accounts payable and other current liabilities	(2,113)	(2,548)
Accrued payroll costs	1,593	4,604
Income taxes payable	623	799
Other long-term liabilities	(913)	1,039
Cash (used in) provided by operating activities	(10,513)	3,341
Cash flows from investing activities:
Capital expenditures	(2,272)	(1,294)
Cash used in investing activities	(2,272)	(1,294)
Cash flows from financing activities:
Proceeds from credit facility	274,553	251,095
Payments on credit facility	(254,134)	(228,113)
Payments on other financing arrangements	(526)	(485)
Proceeds from exercise of stock options	72	109
Repurchases of common stock	(2,887)	(22,084)
Cash dividend	(3,037)	(3,146)
Cash provided by (used in) financing activities	14,041	(2,624)
Change in cash and cash equivalents	1,256	(577)
Cash and cash equivalents at beginning of period	1,482	1,497
Cash and cash equivalents at end of period	$2,738	$920
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2016 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from our audited Consolidated Balance Sheet as of December 31, 2016, as presented in our 2016 Annual Report on Form 10-K.
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
Stock-Based Compensation
Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the requisite service period. Effective January 1, 2017, as a result of our adoption of a recently issued accounting standard, the Firm changed its accounting policy regarding forfeitures and elected to recognize them as they occur.
Income Taxes
Kforce accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is more likely than not that a deferred tax asset can be utilized to offset future taxes, a valuation allowance is recorded against that asset. Effective January 1, 2017, as a result of our adoption of a recently issued accounting standard, excess tax benefits or deficiencies of deductions attributable to employees’ vesting of restricted stock are reflected in Income tax expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

Kforce evaluates tax positions that have been taken or are expected to be taken in its tax returns, and records a liability for uncertain tax positions. Kforce uses a two-step approach to recognize and measure uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, tax positions are measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Kforce recognizes interest and penalties related to unrecognized tax benefits in Income tax expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $350 thousand in claims annually. Additionally, for all claim amounts exceeding $350 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $700 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
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
For the three months ended March 31, 2017 and 2016, there were 286 thousand and 149 thousand common stock equivalents included in the diluted WASO. For the three months ended March 31, 2017 and 2016, there was an insignificant amount of anti-dilutive common stock equivalents.
New Accounting Standards
Recently Adopted Accounting Standards
In March 2017, the FASB issued authoritative guidance requiring that an employer disaggregate the service cost component from the other components of net periodic benefit cost for defined benefit pension plans. The amendments also provide explicit guidance on how to present the service cost component and the other components of net periodic benefit cost in the income statement. The guidance is to be applied for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statements. We elected to early adopt this guidance as of January 1, 2017 due to the ease of implementation. The impact of early adoption resulted in a retrospective adjustment to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income to reclass the interest cost component of net periodic benefit cost from Selling, general and administrative expenses to Other expense, net. The amount of the reclassification was approximately $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
In January 2017, the FASB issued authoritative guidance simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is to be applied for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires companies to apply the requirements prospectively. We elected to early adopt this guidance as of January 1, 2017 in order to simplify our processes. The adoption of this guidance did not have an impact on the Firm’s consolidated financial statements.

In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification in the statement of cash flows. This guidance was effective for us on January 1, 2017. The impact of this guidance resulted in the following:
•All excess tax benefits and deficiencies will be recognized as income tax benefit or expense in the income statement. Prior to the effective date, they were recognized as a change to additional paid-in capital. The Firm will apply this amendment prospectively. For the three months ended March 31, 2017, the Firm recorded approximately $0.2 million of excess tax benefits as a reduction to Income tax expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. This resulted in a reduction to our quarterly effective tax rate of 2.4% and an increase to our diluted earnings per share of $0.01 for the three months ended March 31, 2017. This accounting standard guidance could continue to create volatility in the Firm’s effective tax rate in the future.
•Excess tax benefits and deficiencies will be classified as an operating activity in the statement of cash flows. Prior to the effective date, they were included in financing activities in the statement of cash flows. The Firm elected to apply this amendment retrospectively. This change increased our net cash provided by operating activities by $0.2 million and $0.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively, in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
•An entity is allowed to make a policy election as to whether they will include an estimate for awards expected to be forfeited or whether they will account for forfeitures as they occur. The Firm elected to change its policy on accounting for forfeitures and to account for them as they occur in order to simplify our processes. This policy election is to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the effective date. The impact to the beginning balance of retained earnings was $0.5 million, which is net of taxes of $0.3 million.
In November 2015, the FASB issued authoritative guidance requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance was effective for us on January 1, 2017. The Firm elected to apply this guidance retrospectively. As a result, $4.8 million of current deferred tax assets, net was reclassified to noncurrent deferred tax assets, net as of December 31, 2016.
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases. The guidance is to be applied for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented, including interim periods. Kforce elected not to adopt this standard early. The Firm has made progress with assessing contractual arrangements that may be impacted by the new standard. Kforce anticipates that the adoption of this standard will have a significant impact to its consolidated balance sheet as it will result in recording substantially all operating leases as a right-to-use asset and lease obligation. Kforce continues to assess all potential impacts of the standard, especially with respect to our disclosures.
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued authoritative guidance deferring the effective date of the new revenue standard by one year for all entities. The one-year deferral results in the guidance being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and entities are not permitted to adopt the standard earlier than the original effective date. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers in order to clarify and improve the understanding of the implementation guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have selected the modified retrospective transition method. Based on our preliminary assessment, we believe that the timing of our revenue recognition will not be impacted for at least 95% of our revenues. The remainder of our revenues are derived from Government Solutions (“GS”) fixed-price contracts. We are reviewing these contracts in order to determine if there may be any change to the timing. We are continuing to evaluate various items that may impact our revenue transaction prices. Furthermore, we do anticipate an increase in the level of disclosure around our arrangements and resulting revenue recognition.

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
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at March 31, 2017 would be approximately $40.8 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $16.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
On March 31, 2017, Peter M. Alonso, the Firm’s Chief Talent Officer, notified the Firm he was resigning for good reason pursuant to the terms of his employment agreement. Per his employment agreement, that was most recently amended on February 20, 2017, the Firm accrued $862,110 of severance, which was recorded in Selling, general and administrative expenses within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income during the three months ended March 31, 2017.
Note C - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accounts payable	$18,877	$20,321
Accrued liabilities	15,335	16,909
	$34,212	$37,230

Our accounts payable balance includes trade creditor and independent contractor payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, accrued customer rebates and other accrued liabilities.
Note D - Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Payroll and benefits	$38,322	$37,409
Health insurance liabilities	3,735	2,790
Payroll taxes	2,263	2,640
Workers’ compensation liabilities	1,283	1,298
	$45,603	$44,137
Note E - Credit Facility
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

Our ability to repurchase equity securities could be limited if the Firm’s availability is less than the greater of (a) 15.0% of the aggregate amount of the commitment of all lenders under the Credit Facility or (b) $15.0 million. Also, our ability to make distributions could be limited if the Firm’s availability is less than the greater of (a) 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility and (b) $20.6 million. Since Kforce had availability under the Credit Facility of $20.9 million as of March 31, 2017, the fixed charge coverage ratio covenant was not applicable. As of March 31, 2017, Kforce was limited in making distributions and executing repurchases of its equity securities. However, as of March 24, 2017, the payment date of our quarterly dividend, we had sufficient availability to make this distribution. Kforce believes that the limitations on making distributions and executing repurchases of our equity securities will be short-term in nature. Additionally, we believe we will be able to maintain the minimum availability requirement of our fixed charge coverage ratio. However, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default. The Credit Facility expires December 23, 2019.
As of March 31, 2017 and December 31, 2016, $132.0 million and $111.5 million was outstanding under the Credit Facility, respectively. As of April 28, 2017, $125.6 million was outstanding and $27.3 million was available under the Credit Facility.
Note F - Employee Benefit Plans
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment in the accompanying Unaudited Condensed Consolidated Balance Sheets. At March 31, 2017 and December 31, 2016, amounts included in Accounts payable and other accrued liabilities related to the deferred compensation plans totaled $3.7 million and $2.7 million, respectively. At March 31, 2017 and December 31, 2016, amounts included in Other long-term liabilities related to the deferred compensation plans totaled $27.0 million and $27.5 million, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within our Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $28.6 million and $27.3 million as of March 31, 2017 and December 31, 2016, respectively, and is included in Other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Service cost	$80	$328
Interest cost	134	113
Net periodic benefit cost	$214	$441
The service cost is recorded in Selling, general and administrative expenses and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of March 31, 2017 and December 31, 2016 was $13.7 million and $13.4 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2017. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2017.

Note G - Fair Value Measurements
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2017.
Kforce’s financial statements include a contingent consideration liability related to a non-significant acquisition of a business within our GS reporting segment, which is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There was no activity during the period in our recurring Level 3 fair value measurements. The contingent consideration liability is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets and the estimated fair value as of March 31, 2017 and December 31, 2016 was $756 thousand.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
Note H - Stock Incentive Plans
On April 18, 2017, the Kforce shareholders approved the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2017 Plan is approximately 3.0 million shares. The 2017 Plan terminates on April 18, 2027. Prior to the effective date of the 2017 Plan, the Company granted stock awards to eligible participants under our 2016 Stock Incentive Plan (“2016 Plan”), 2013 Stock Incentive Plan (“2013 Plan”) and 2006 Stock Incentive Plan (“2006 Plan”). As of the effective date of the 2017 Plan, no additional awards may be granted pursuant to the 2016 Plan, 2013 Plan and 2006 Plan; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the 2016 Plan, 2013 Plan and 2006 Plan, respectively.
On April 19, 2016, the Kforce shareholders approved the 2016 Plan. The aggregate number of shares of common stock that are subject to awards under the 2016 Plan was approximately 1.6 million shares. The 2016 Plan terminates on April 19, 2026.
During the three months ended March 31, 2017 and 2016, Kforce recognized total stock-based compensation expense of $2.1 million and $1.9 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: (1) for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or (2) as part of a compensation package and in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance. Restricted stock granted during the three months ended March 31, 2017 will vest over a period of ten years, with equal vesting annually.
RSAs contain the same voting rights as other common stock as well as the right to forfeitable dividends in the form of additional RSAs at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. RSUs contain no voting rights, but have the right to forfeitable dividend equivalents in the form of additional RSUs at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. The distribution of shares of common stock for each RSU, pursuant to the terms of the Kforce Inc. Director’s Restricted Stock Unit Deferral Plan, can be deferred to a date later than the vesting date if an appropriate election was made. In the event of such deferral, vested RSUs have the right to dividend equivalents.

The following table presents the restricted stock activity for the three months ended March 31, 2017 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2016	1,708	$21.86
Granted	24	$25.25
Forfeited/Canceled	(17)	$19.48
Vested	(214)	$21.88	$5,054
Outstanding as of March 31, 2017	1,501	$21.91
As of March 31, 2017, total unrecognized compensation expense related to restricted stock was $28.0 million, which will be recognized over a weighted average remaining period of 4.4 years.
Note I - Reportable Segments
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
Historically, and for the three months ended March 31, 2017 and 2016, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income separately by segment as our operations are largely combined.
The following table provides information concerning the operations of our segments (in thousands):

	Tech	FA	GS	Total
Three Months Ended March 31,
2017
Net service revenues:
Flex revenues	$216,886	$80,949	$24,652	$322,487
Direct Hire revenues	5,159	6,346	—	11,505
Total net service revenues	$222,045	$87,295	$24,652	$333,992
Gross profit	$61,100	$28,655	$7,380	$97,135
Operating expenses				87,913
Income before income taxes				$9,222
2016
Net service revenues:
Flex revenues	$211,209	$75,306	$23,121	$309,636
Direct Hire revenues	5,379	7,186	—	12,565
Total net service revenues	$216,588	$82,492	$23,121	$322,201
Gross profit	$61,791	$28,821	$6,577	$97,189
Operating expenses				88,450
Income before income taxes				$8,739

Note J - Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cash paid during the period for:
Income taxes, net	$482	$476
Interest, net	$678	$466
Non-cash transaction information:
Employee stock purchase plan	$127	$192
Equipment acquired under capital leases	$441	$788
Note K - Subsequent Event
On April 21, 2017, Kforce entered into a forward starting interest rate swap agreement with Wells Fargo Bank, N.A. (the “Swap”) to mitigate the risk of rising interest rates on the Firm’s financial statements. The Swap rate is 1.81%, which is added to our interest rate margin to get the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The effective date of the Swap is May 31, 2017 and the maturity date is April 29, 2022. The notional amount of the Swap is $65 million for the first three years and amortizes down to $25 million for years four and five.

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations for the three months ended March 31, 2017.

•
Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three months ended March 31, 2017 and 2016 presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

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

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2017, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the three months ended March 31, 2017 increased 3.7% to $334.0 million from $322.2 million in the comparable period in 2016.

•
Flex revenues for the three months ended March 31, 2017 increased 4.2% to $322.5 million from $309.6 million in the comparable period in 2016. Flex revenues increased 2.7%, 7.5% and 6.6% for Tech, FA and GS, respectively.

•	Direct Hire revenues for the three months ended March 31, 2017 decreased 8.4% to $11.5 million from $12.6 million in the comparable period in 2016.

•
Flex gross profit margin for the three months ended March 31, 2017 decreased 70 basis points to 26.6% from 27.3% in the comparable period in 2016. Flex gross profit margin decreased 90 basis points for Tech and 110 basis points for FA, and increased 150 basis points for GS. The overall reduction in Flex gross profit margin is primarily a result of compression in the spread between bill rates and pay rates and higher benefit costs for the three months ended March 31, 2017.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the three months ended March 31, 2017 decreased to 25.4% from 26.5% in the comparable period in 2016. The 110 basis point decrease was primarily driven by lower relative variable compensation costs reflecting leverage provided by our revenue growth as well as a reduction in severance costs of $0.7 million over the prior period.

•
Net income for the three months ended March 31, 2017 increased 61.7% to $5.9 million from $3.7 million million in the comparable period in 2016 primarily driven by lower relative variable compensation costs reflecting leverage provided by our revenue growth and a reduction in our effective tax rate, partially offset by a reduction in our margins.

•
Diluted earnings per share for the three months ended March 31, 2017 increased to $0.23 from $0.14 per share in the comparable period in 2016 primarily driven by the aforementioned factors noted in the net income description above.

•	Kforce did not make any common stock repurchases on the open market during the three months ended March 31, 2017.

•	The Firm declared and paid a quarterly dividend of $0.12 per share during the three months ended March 31, 2017, resulting in a total cash payout of $3.0 million.

•
The total amount outstanding under our Credit Facility increased $20.5 million to $132.0 million as of March 31, 2017 as compared to $111.5 million as of December 31, 2016. This increase was primarily driven by lower than anticipated operating cash flows during the three months ended March 31, 2017 as a result of the transition of certain back office functions from our Manila location to our Tampa headquarters in the fourth quarter of 2016, which impacted the timing in collections of accounts receivable, and a delay in the execution of a large contract in our GS reporting segment, which impacted the timing of cash receipts. We do not expect these impacts to be long-term in nature.

RESULTS OF OPERATIONS
Our Business at a Glance
Kforce provides professional and technical specialty staffing services and solutions to customers through our Tech, FA, and GS reporting segments. Kforce provides flexible staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida and 60 field offices located throughout the United States, as well as an office in Manila, Philippines. As of March 31, 2017, Kforce employed nearly 2,800 associates and had more than 11,000 consultants on assignment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
We continued to make progress in our key strategic focus areas including:
•Providing our talent with the necessary tools to be more effective and efficient in performing their roles and to better evaluate business opportunities and allow us to evaluate the value we are bringing to our clients and candidates.
•Continuing to recalibrate revenue-generating talent appropriately across our service offerings and allocating the talent toward markets, products, industries and clients that we believe present Kforce with the greatest opportunity for profitable revenue growth.
•Upgrading existing technology systems and implementing new technologies that allow us to more effectively and efficiently serve our clients, candidates and consultants and improve the productivity and scalability of our organization. We are very excited to have gone live in April 2017 with the initial pilot of our new CRM system, which is expected to be fully deployed during the remainder of 2017.
We believe that our portfolio of service offerings, which are almost exclusively in the U.S. and are focused in Tech and FA (which we anticipate to be areas of expected growth), are a key contributor to our long-term financial stability.
Industry Economic Factors
Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. workers. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2017, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The penetration rate (the percentage of temporary staffing to total employment) in March 2017 was at 2.05%, almost back to the record high of 2.06% in December 2015. While the health of the macro-employment picture was uncertain at times during 2016, it generally continuously improved, with the unemployment rate at 4.5% as of March 2017, and non-farm payroll expanding approximately 178 thousand jobs per month in the period January through March 2017. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was at 2.5% in March 2017. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating. Management believes that the tepid growth in the overall U.S. economy, the recent change in administration, and the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of the total workforce as employers may be reluctant to increase permanent hiring. If the penetration rate of temporary staffing grows in the coming months and years, we believe our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, specialty staffing in particular or our future performance.

Three Months Ended March 31, 2017 and 2016
Net Service Revenues. The following table presents, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended
	March 31,
	2017	2016
Net Service Revenues by Segment:
Tech	66.5%	67.2%
FA	26.1	25.6
GS	7.4	7.2
Net service revenues	100.0%	100.0%
Revenues by Type:
Flex	96.6%	96.1%
Direct Hire	3.4	3.9
Net service revenues	100.0%	100.0%
Gross profit	29.1%	30.2%
Selling, general and administrative expenses	25.4%	26.5%
Depreciation and amortization	0.6%	0.7%
Income before income taxes	2.8%	2.7%
Net income	1.8%	1.1%
The following table presents net service revenues for Flex and Direct Hire by segment and percentage change from the prior period (in thousands):

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Tech
Flex	$216,886	2.7%	$211,209
Direct Hire	5,159	(4.1)%	5,379
Total Tech	$222,045	2.5%	$216,588
FA
Flex	$80,949	7.5%	$75,306
Direct Hire	6,346	(11.7)%	7,186
Total FA	$87,295	5.8%	$82,492
GS
Flex	$24,652	6.6%	$23,121
Total GS	$24,652	6.6%	$23,121

Total Flex	$322,487	4.2%	$309,636
Total Direct Hire	11,505	(8.4)%	12,565
Total Net Service Revenues	$333,992	3.7%	$322,201

Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. The following table presents the year-over-year growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Growth Rates
	(Per Billing Day)
	Q1 2017	Q4 2016	Q3 2016	Q2 2016	Q1 2016
Tech Flex	2.7%	1.4%	(2.7)%	(2.9)%	(0.3)%
Tech Direct Hire	(4.1)%	(13.1)%	(10.2)%	(18.2)%	1.8%
Total Tech	2.5%	1.1%	(2.8)%	(3.3)%	(0.2)%
FA Flex	7.5%	2.1%	(0.5)%	5.5%	12.0%
FA Direct Hire	(11.7)%	(15.4)%	(6.9)%	3.4%	2.8%
Total FA	5.8%	0.4%	(1.2)%	5.3%	11.1%
Total Staffing	3.4%	0.9%	(2.4)%	(1.1)%	2.7%
GS	6.6%	4.0%	10.1%	4.2%	(12.1)%
Total Firm	3.7%	1.1%	(1.5)%	(0.7)%	1.5%

Billing Days	64	61	64	64	64
Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenues for our largest segment, Tech, increased 2.7% during the three months ended March 31, 2017 as compared to the same period in 2016. The secular drivers of technology spend have remained intact with many companies now becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. The year-over-year increase was broad-based within our client portfolio with particular strength in manufacturing, communications, energy and retail. We expect Tech Flex revenues to increase sequentially and increase on a year-over-year basis in the second quarter of 2017 at similar levels to the first quarter of 2017.
Our FA segment experienced an increase in Flex revenues of 7.5% during the three months ended March 31, 2017 as compared to the same period in 2016. We expect FA Flex revenues to marginally decline sequentially but increase on a year-over-year basis in the second quarter of 2017.
Our GS segment experienced an increase in revenues of 6.6% during the three months ended March 31, 2017 as compared to the same period in 2016. The year-over-year increase was driven by growth in service revenues partially offset by a marginal decline in our product-based business. We expect GS revenues to increase sequentially but be flat on a year-over-year basis in the second quarter of 2017.
The following table presents the key drivers for the change in Flex revenues for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended March 31, 2017
	Tech	FA
Volume	$7,792	$4,724
Bill rate	(1,935)	887
Billable expenses	(180)	32
Total	$5,677	$5,643

The following table presents total Flex hours for our Tech and FA segments and percentage change over the prior period (in thousands):

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Tech	3,245	3.7%	3,129
FA	2,468	6.3%	2,322
Total hours	5,713	4.8%	5,451
As the GS segment primarily provides integrated business solutions as compared to staffing services, Flex hours are not presented above.
Direct Hire Revenues. The primary drivers of Direct Hire revenues are the number of placements and the fee for these placements. Direct Hire revenues also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement). Our GS segment does not make permanent placements.
Direct Hire revenues decreased 8.4% during the three months ended March 31, 2017 as compared to the same period in 2016.
The following table presents the key drivers for the change in Direct Hire revenues for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended March 31, 2017
	Tech	FA
Volume	$(380)	$(800)
Placement fee	160	(40)
Total	$(220)	$(840)
The following table presents total placements for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Tech	294	(7.3)%	317
FA	529	(11.1)%	595
Total placements	823	(9.8)%	912
The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Tech	$17,537	3.2%	$16,992
FA	12,002	(0.6)%	12,078
Total average placement fee	$13,981	1.4%	$13,785
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

The following table presents the gross profit percentage (gross profit as a percentage of revenues) for each segment and percentage change over the prior period:

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Tech	27.5%	(3.5)%	28.5%
FA	32.8%	(6.0)%	34.9%
GS	29.9%	5.3%	28.4%
Total gross profit percentage	29.1%	(3.6)%	30.2%
The change in gross profit percentage for the three months ended March 31, 2017 as compared to the same period in 2016, is primarily the result of a decline in Direct Hire revenues, which has no associated direct costs, as well as changes in our Flex gross profit.
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
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period:

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Tech	25.8%	(3.4)%	26.7%
FA	27.6%	(3.8)%	28.7%
GS	29.9%	5.3%	28.4%
Total Flex gross profit percentage	26.6%	(2.6)%	27.3%
The decrease in Flex gross profit of 70 basis points for the three months ended March 31, 2017 as compared to the same period in 2016 was due primarily to compression in the spread between bill rates and pay rates and higher benefit costs. We believe that labor shortages in high-demand technology skillsets is contributing to this compression through slightly increasing pay rates to our consultants. A continued focus for Kforce is optimizing the spread between bill rates and pay rates by providing our associates with tools, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. We expect that the spread between our bill rates and pay rates may continue to be under pressure.
The following table presents the key drivers for the change in Flex gross profit for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended March 31, 2017
	Tech	FA
Volume	$1,516	$1,621
Rate	(1,987)	(947)
Total	$(471)	$674
SG&A Expenses. For the three months ended March 31, 2017 and 2016, total commissions, compensation, payroll taxes, and benefit costs as a percentage of SG&A represented 84.6% and 85.5%, respectively. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.

The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues (in thousands):

	2017	% of Revenues	2016	% of Revenues
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$71,644	21.5%	$73,058	22.6%
Other	13,034	3.9%	12,397	3.9%
Total SG&A	$84,678	25.4%	$85,455	26.5%
SG&A as a percentage of net service revenues decreased 110 basis points for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease was primarily driven by lower relative variable compensation costs reflecting leverage provided by our revenue growth as well as a reduction in severance costs of $0.7 million over the prior period.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended March 31,
	2017	Increase (Decrease)	2016
Fixed asset depreciation (1)	$1,724	3.8%	$1,661
Capitalized software amortization	240	(49.4)%	474
Intangible asset amortization	86	(55.2)%	192
Total depreciation and amortization	$2,050	(11.9)%	$2,327

(1)	Fixed asset depreciation includes amortization of capital leases.
Other Expense, Net. Other expense, net for the three months ended March 31, 2017 and 2016 was $1.2 million and $0.7 million, respectively, and consists primarily of interest expense related to outstanding borrowings under our Credit Facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for the three months ended March 31, 2017 and 2016 was 36.0% and 58.2%, respectively. Kforce’s effective tax rate during the three months ended March 31, 2017 was positively impacted by the adoption of the recently issued share-based compensation accounting standard whereby excess tax benefits are recognized as a direct impact to income tax expense. The rate excluding this impact would have been 38.4%. This accounting standard guidance could continue to create volatility in the Firm’s effective tax rate in the future. Kforce’s effective rate during the three months ended March 31, 2016 was negatively impacted by certain one-time non-cash adjustments; the rate excluding these adjustments would have been 39.3%.
Non-GAAP Measures
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, which is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net and income tax expense, and is based on the definition in our Credit Facility and is a key metric in our covenant calculations, as described in Note E - “Credit Facility” of this report. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income	$5,902	$3,650
Depreciation and amortization	2,103	2,337
Stock-based compensation expense	2,064	1,944
Interest expense, net	1,173	692
Income tax expense	3,320	5,089
Adjusted EBITDA	$14,562	$13,712
Free Cash Flow. “Free Cash Flow”, a non-GAAP financial measure, is defined by Kforce as net cash (used in) provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our Unaudited Condensed Consolidated Statements of Cash Flows.
The following table presents Free Cash Flow (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net income	$5,902	$3,650
Non-cash provisions and other	6,932	8,704
Changes in operating assets/liabilities	(23,347)	(9,013)
Net cash (used in) provided by operating activities	(10,513)	3,341
Capital expenditures	(2,272)	(1,294)
Free cash flow	(12,785)	2,047
Change in debt	20,419	22,982
Repurchases of common stock	(2,887)	(22,084)
Cash dividend	(3,037)	(3,146)
Other	(454)	(376)
Change in cash	$1,256	$(577)
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing Credit Facility. At March 31, 2017, Kforce had $159.4 million in working capital compared to $135.4 million at December 31, 2016.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) generating positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) maintaining an appropriate outstanding balance on our Credit Facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) having sufficient liquidity for the possibility of completing an acquisition.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cash (used in) provided by:
Operating activities	$(10,513)	$3,341
Investing activities	(2,272)	(1,294)
Financing activities	14,041	(2,624)
Net increase (decrease) in cash and cash equivalents	$1,256	$(577)
Operating Activities
Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities, the decrease in cash provided by operating activities during the three months ended March 31, 2017 as compared to the same period in 2016 is primarily a result of the transition of certain back office functions from our Manila location to our Tampa headquarters in the fourth quarter of 2016, which impacted the timing in collections of accounts receivable, and a delay in the execution of a large contract in our GS reporting segment, which impacted the timing of cash receipts. We do not expect these impacts to be long-term in nature.
Investing Activities
Capital expenditures for the three months ended March 31, 2017 and 2016 were $2.3 million and $1.3 million, respectively, which excludes equipment acquired under capital leases.
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

Financing Activities
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Three Months Ended
	March 31,
	2017 (1)	2016 (2)
Open market repurchases	$935	$20,763
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	1,952	1,321
	$2,887	$22,084

(1)	The open market repurchases during the three months ended March 31, 2017 relates exclusively to the settlement of 2016 repurchases.

(2)	The open market repurchases during the three months ended March 31, 2016 includes $1.0 million related to the settlement of 2015 repurchases.
During the three months ended March 31, 2017 and 2016, Kforce declared and paid quarterly dividends of $3.0 million, or $0.12 per share, and $3.1 million, or $0.12 per share, respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s financial performance and its legal ability to pay dividends.
Credit Facility
See Note E – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility. Our Credit Facility includes a maximum borrowing capacity of $170.0 million, as well as an accordion option of $50.0 million. The maximum borrowings available to Kforce under the Credit Facility, absent Kforce exercising all or a portion of the accordion, are limited to: (a) a revolving Credit Facility of up to $170.0 million and (b) a $15.0 million sub-limit included in the Credit Facility for letters of credit. As of March 31, 2017 and December 31, 2016, $132.0 million and $111.5 million was outstanding under the Credit Facility, respectively. As of April 28, 2017, $125.6 million was outstanding and $27.3 million was available under the Credit Facility.
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
Our ability to repurchase equity securities could be limited if the Firm’s availability is less than the greater of (a) 15.0% of the aggregate amount of the commitment of all lenders under the Credit Facility or (b) $15.0 million. Also, our ability to make distributions could be limited if the Firm’s availability is less than the greater of (a) 12.5% of the aggregate amount of the commitment of all lenders under the Credit Facility or (b) $20.6 million. Since Kforce had availability under the Credit Facility of $20.9 million as of March 31, 2017, the fixed charge coverage ratio covenant was not applicable. As of March 31, 2017, Kforce was limited in making distributions and executing repurchases of its equity securities. However, as of March 24, 2017, the payment date of our quarterly dividend, we had sufficient availability to make this distribution. Kforce believes that the limitations on making distributions and executing repurchases of our equity securities will be short-term in nature. Additionally, we believe we will be able to maintain the minimum availability requirement of our fixed charge coverage ratio. However, in the event that Kforce is unable to do so, Kforce could fail the fixed charge coverage ratio, which would constitute an event of default.
Stock Repurchases
Kforce did not make any common stock repurchases on the open market during the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, $50.7 million of the Board-authorized common stock repurchase program remained available for future repurchases.

Off-Balance Sheet Arrangements
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to our off-balance sheet arrangements previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Contractual Obligations and Commitments
Other than those changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Please refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2016 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.
NEW ACCOUNTING STANDARDS
See Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report for a discussion of new accounting standards.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
Item 1A.     Risk Factors.
There are no material changes in the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	81,322	$23.50	—	$50,719,471
February 1, 2017 to February 28, 2017	1,613	$25.18	—	$50,719,471
March 1, 2017 to March 31, 2017	—	$—	—	$50,719,471
Total	82,935	$23.53	—	$50,719,471

(1)	All activity presented in this table relates to shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements.

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

Kforce Inc.
(Registrant)

Date: May 3, 2017	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2017	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)