Form 10-Q
period 2017-06-30
KFORCE INC
filed 2017-08-02
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 28, 2017 was 26,727,540.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2017
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

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net service revenues	$340,309	$335,047	$674,301	$657,248
Direct costs of services	236,390	228,765	473,247	453,777
Gross profit	103,919	106,282	201,054	203,471
Selling, general and administrative expenses	82,506	85,474	167,184	170,929
Depreciation and amortization	2,053	2,252	4,103	4,579
Income from operations	19,360	18,556	29,767	27,963
Other expense, net	1,357	831	2,542	1,499
Income before income taxes	18,003	17,725	27,225	26,464
Income tax expense	6,859	6,861	10,179	11,950
Net income	11,144	10,864	17,046	14,514
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(4)	(2)	(9)	(5)
Change in fair value of interest rate swap, net of tax	(112)	—	(112)	—
Comprehensive income	$11,028	$10,862	$16,925	$14,509

Earnings per share – basic	$0.44	$0.41	$0.68	$0.55
Earnings per share – diluted	$0.44	$0.41	$0.67	$0.55

Weighted average shares outstanding – basic	25,273	26,180	25,248	26,436
Weighted average shares outstanding – diluted	25,482	26,335	25,542	26,587

Dividends declared per share	$0.12	$0.12	$0.24	$0.24
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$3,532	$1,482
Trade receivables, net of allowances of $2,226 and $2,066, respectively	225,408	206,361
Income tax refund receivable	1,717	172
Prepaid expenses and other current assets	10,920	10,691
Total current assets	241,577	218,706
Fixed assets, net	41,892	43,145
Other assets, net	35,872	30,511
Deferred tax assets, net	21,081	23,449
Intangible assets, net	3,470	3,642
Goodwill	45,968	45,968
Total assets	$389,860	$365,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$32,228	$37,230
Accrued payroll costs	46,428	44,137
Other current liabilities	1,888	1,765
Income taxes payable	486	221
Total current liabilities	81,030	83,353
Long-term debt – credit facility	124,128	111,547
Long-term debt – other	3,256	3,984
Other long-term liabilities	46,359	44,801
Total liabilities	254,773	243,685
Commitments and contingencies (see Note B)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,263 and 71,268 issued, respectively	713	713
Additional paid-in capital	433,310	428,212
Accumulated other comprehensive income	63	184
Retained earnings	185,221	174,967
Treasury stock, at cost; 44,542 and 44,469 shares, respectively	(484,220)	(482,340)
Total stockholders’ equity	135,087	121,736
Total liabilities and stockholders’ equity	$389,860	$365,421
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Six Months Ended June 30, 2017
Common stock – shares:
Shares at beginning of period	71,268
Issuance for stock-based compensation and dividends, net of forfeitures	(10)
Exercise of stock options	5
Shares at end of period	71,263
Common stock – par value:
Balance at beginning of period	$713
Issuance for stock-based compensation and dividends, net of forfeitures	0
Exercise of stock options	0
Balance at end of period	$713
Additional paid-in capital:
Balance at beginning of period	$428,212
Cumulative effect upon adoption of new accounting standard (Note A)	769
Issuance for stock-based compensation and dividends, net of forfeitures	244
Exercise of stock options	72
Stock-based compensation expense	3,869
Employee stock purchase plan	144
Balance at end of period	$433,310
Accumulated other comprehensive income:
Balance at beginning of period	$184
Defined benefit pension plans, net of tax of $5	(9)
Change in fair value of interest rate swap, net of tax of $70	(112)
Balance at end of period	$63
Retained earnings:
Balance at beginning of period	$174,967
Cumulative effect upon adoption of new accounting standard (Note A), net of tax of $300	(469)
Net income	17,046
Dividends, net of forfeitures ($0.24 per share)	(6,323)
Balance at end of period	$185,221
Treasury stock – shares:
Shares at beginning of period	44,469
Repurchases of common stock	86
Employee stock purchase plan	(13)
Shares at end of period	44,542
Treasury stock – cost:
Balance at beginning of period	$(482,340)
Repurchases of common stock	(2,017)
Employee stock purchase plan	137
Balance at end of period	$(484,220)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$17,046	$14,514
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	2,738	2,199
Provision for bad debts on accounts receivable	356	774
Depreciation and amortization	4,208	4,600
Stock-based compensation expense	3,869	3,706
Defined benefit pension plans expense	479	954
Loss on deferred compensation plan investments, net	206	303
Other	595	124
(Increase) decrease in operating assets
Trade receivables, net	(19,403)	(17,498)
Income tax refund receivable	(1,545)	(440)
Prepaid expenses and other current assets	(229)	(3,694)
Other assets, net	(116)	83
(Decrease) increase in operating liabilities
Accounts payable and other current liabilities	(4,126)	1,097
Accrued payroll costs	2,572	8,620
Income taxes payable	265	1,125
Other long-term liabilities	(1,376)	(516)
Cash provided by operating activities	5,539	15,951
Cash flows from investing activities:
Capital expenditures	(4,344)	(3,182)
Cash used in investing activities	(4,344)	(3,182)
Cash flows from financing activities:
Proceeds from credit facility	611,193	455,028
Payments on credit facility	(598,611)	(439,715)
Proceeds from other financing arrangements	—	856
Payments on other financing arrangements	(1,079)	(937)
Proceeds from exercise of stock options	72	172
Payments of loan financing fees	(1,688)	(144)
Repurchases of common stock	(2,952)	(22,185)
Cash dividend	(6,080)	(6,298)
Cash provided by (used in) financing activities	855	(13,223)
Change in cash and cash equivalents	2,050	(454)
Cash and cash equivalents at beginning of period	1,482	1,497
Cash and cash equivalents at end of period	$3,532	$1,043
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
Derivative Instrument
Kforce’s interest rate swap derivative instrument is recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. The derivative instrument has been designated as a cash flow hedge; the effective portion of the gain or loss on the derivative instrument is recorded as a component of accumulated other comprehensive income, net of tax, and reclassified into earnings when the hedged item affects earnings and into the line item of the hedged item. Any ineffective portion of the gain or loss is recognized immediately into Other expense, net on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Cash flows from the derivative instrument is classified in the Unaudited Condensed Consolidated Statements of Cash Flows in the same category as the hedged item.
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
For the three and six months ended June 30, 2017, there were 209 thousand and 294 thousand common stock equivalents included in the diluted WASO, respectively. For the three and six months ended June 30, 2016, there were 155 thousand and 151 thousand common stock equivalents included in the diluted WASO, respectively. For the three and six months ended June 30, 2017 and 2016, there was an insignificant amount of anti-dilutive common stock equivalents.
New Accounting Standards
Recently Adopted Accounting Standards
In March 2017, the FASB issued authoritative guidance requiring that an employer disaggregate the service cost component from the other components of net periodic benefit cost for defined benefit pension plans. The amendments also provide explicit guidance on how to present the service cost component and the other components of net periodic benefit cost in the income statement. The guidance is to be applied for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statements. We elected to early adopt this guidance as of January 1, 2017 due to the ease of implementation. The impact of early adoption resulted in a retrospective adjustment to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income to reclass the interest cost component of net periodic benefit cost from Selling, general and administrative expenses to Other expense, net. The amount of the reclassification was approximately $0.1 million for the three months ended June 30, 2017 and June 30, 2016, respectively. The amount of the reclassification was approximately $0.3 million and $0.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
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

In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification in the statement of cash flows. This guidance was effective for us on January 1, 2017. The impact of this guidance resulted in the following:
•All excess tax benefits and deficiencies will be recognized as income tax benefit or expense in the income statement. Prior to the effective date, they were recognized as a change to additional paid-in capital. The Firm will apply this amendment prospectively. For the three months ended June 30, 2017, there was an insignificant amount of excess tax benefits recorded in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. For the six months ended June 30, 2017, the Firm recorded approximately $0.2 million of excess tax benefits as a reduction to Income tax expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. This resulted in a reduction to our effective tax rate of 0.9% and an increase to our diluted earnings per share of $0.01 for the six months ended June 30, 2017. This accounting standard guidance is likely to create volatility in the Firm’s effective tax rate in the future, though the impact is uncertain and based upon stock price changes.
•Excess tax benefits and deficiencies will be classified as an operating activity in the statement of cash flows. Prior to the effective date, they were included in financing activities in the statement of cash flows. The Firm elected to apply this amendment retrospectively. This change increased our net cash provided by operating activities by $0.2 million and $0.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively, in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
•An entity is allowed to make a policy election as to whether it will include an estimate for awards expected to be forfeited or whether it will account for forfeitures as they occur. The Firm elected to change its policy on accounting for forfeitures and to account for them as they occur in order to simplify our processes. This policy election is to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the effective date. The impact to the beginning balance of retained earnings was $0.5 million, which is net of taxes of $0.3 million.
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
Accounting Standards Not Yet Adopted
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables. The guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is to be applied for annual periods beginning after December 15, 2019, and interim periods within those annual periods, and early adoption is permitted no sooner than annual periods beginning after December 15, 2018. The guidance requires companies to apply the requirements using a modified retrospective approach. Kforce is currently evaluating the potential impact on the consolidated financial statements.
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases. The guidance is to be applied for annual periods beginning after December 15, 2018, and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented, including interim periods. Kforce elected not to adopt this standard early. The Firm has made progress with assessing contractual arrangements that may be impacted by the new standard. Kforce anticipates that the adoption of this standard will have a significant impact to its consolidated balance sheet as it will result in recording substantially all operating leases as a right-to-use asset and lease obligation. Kforce continues to assess all potential impacts of the standard, especially with respect to our disclosures.

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
On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois; Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of a putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. We are vigorously defending each of the plaintiff’s claims. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding. We believe, based on our current knowledge, that the final outcome of this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at June 30, 2017 would be approximately $40.8 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $16.3 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.

Note C - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable	$18,628	$20,321
Accrued liabilities	13,600	16,909
	$32,228	$37,230
Our accounts payable balance includes trade creditor and independent contractor payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, accrued customer rebates and other accrued liabilities.
Note D - Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Payroll and benefits	$39,342	$37,409
Health insurance liabilities	3,420	2,790
Payroll taxes	2,434	2,640
Workers’ compensation liabilities	1,232	1,298
	$46,428	$44,137
Note E - Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). In connection with entering into the Credit Facility, the Firm terminated in its entirety its previous credit facility. Under the Credit Facility, the Firm will have a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (the “Commitment”), which will be available to the Firm in the form of revolving credit loans, swingline loans, and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. The maturity date of the Credit Facility is May 25, 2022.
Revolving credit loans under the Credit Facility will bear interest at a rate equal to (a) the Base Rate (as described below) plus the Applicable Margin (as described below) or (b) the LIBOR Rate plus the Applicable Margin. Swingline loans under the Credit Facility will bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Base Rate is the highest of: (i) the Wells Fargo Bank, National Association prime rate, (ii) the federal funds rate plus 0.50% or (iii) one-month LIBOR plus 1.00%, and the LIBOR Rate is reserve-adjusted LIBOR for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Base Rate loans ranges from 0.25% to 0.75% and the Applicable Margin for LIBOR Rate loans ranges from 1.25% to 1.75%. The Firm will pay a quarterly non-refundable commitment fee equal to the Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.20% and 0.35%.

The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of June 30, 2017, Kforce was not limited in making distributions and executing repurchases of its equity securities.
Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm.
As of June 30, 2017, $124.1 million was outstanding and $172.4 million was available, subject to the covenants described above, under the Credit Facility. As of December 31, 2016, $111.5 million was outstanding under the previous credit facility.
Note F - Employee Benefit Plans
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment in the accompanying Unaudited Condensed Consolidated Balance Sheets. At June 30, 2017 and December 31, 2016, amounts included in Accounts payable and other accrued liabilities related to the deferred compensation plans totaled $3.0 million and $2.7 million, respectively. At June 30, 2017 and December 31, 2016, amounts included in Other long-term liabilities related to the deferred compensation plans totaled $27.6 million and $27.5 million, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within our Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $29.4 million and $27.3 million as of June 30, 2017 and December 31, 2016, respectively, and is included in Other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$80	$328	$160	$656
Interest cost	135	113	269	226
Net periodic benefit cost	$215	$441	$429	$882
The service cost is recorded in Selling, general and administrative expenses and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

The projected benefit obligation as of June 30, 2017 and December 31, 2016 was $13.9 million and $13.4 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2017. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2017.
Note G - Stock Incentive Plans
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
During the three months ended June 30, 2017 and 2016, Kforce recognized total stock-based compensation expense of $1.8 million, respectively. During the six months ended June 30, 2017 and 2016, Kforce recognized total stock-based compensation expense of $3.9 million and $3.7 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: (1) for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or (2) as part of a compensation package and in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance. Restricted stock granted during the six months ended June 30, 2017 will vest over a period between one to ten years, with equal vesting annually.
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
The following table presents the restricted stock activity for the six months ended June 30, 2017 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2016	1,708	$21.86
Granted	124	$21.54
Forfeited/Canceled	(134)	$22.02
Vested	(267)	$21.28	$6,084
Outstanding as of June 30, 2017	1,431	$21.91
As of June 30, 2017, total unrecognized compensation expense related to restricted stock was $25.6 million, which will be recognized over a weighted average remaining period of 4.4 years.
Note H - Derivative Instrument and Hedging Activity
Kforce is affected by changes in certain market and economic conditions and these changes may adversely impact the Firm’s financial results. Kforce uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of interest rate risk on our financial results.

On April 21, 2017, Kforce entered into a forward starting interest rate swap agreement with Wells Fargo Bank, N.A. (the “Swap”). The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The effective date of the Swap is May 31, 2017 and the maturity date is April 29, 2022. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five.
The Swap has been designated as a cash flow hedge and was effective as of June 30, 2017. The change in the fair value of the Swap was recorded as a component of Accumulated other comprehensive income, net of tax, on the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2017, the fair value of the Swap was approximately $0.2 million and is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets.
Note I - Fair Value Measurements
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2017.
Kforce’s financial statements include a contingent consideration liability related to a non-significant acquisition of a business within our GS reporting segment, which is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There was no activity during the period in our recurring Level 3 fair value measurements. The contingent consideration liability is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets.
Kforce’s interest rate swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate. The inputs used to calculate the fair value of our interest rate swap derivative instrument are considered to be Level 2 inputs. The interest rate swap is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. See Note H - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of the Firm’s derivative instrument.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
The estimated fair values on Kforce’s financial statements as of June 30, 2017 and December 31, 2016 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017
Recurring basis:
Contingent consideration liability	$(756)	$—	$—	$(756)
Interest rate swap derivative instrument	$(182)	$—	$(182)	$—
As of December 31, 2016
Recurring basis:
Contingent consideration liability	$(756)	$—	$—	$(756)

Note J - Reportable Segments
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
Historically, and for the three and six months ended June 30, 2017 and 2016, Kforce has generated only sales and gross profit information on a segment basis. Substantially all operations and long-lived assets are located in the United States. We do not report total assets or income separately by segment as our operations are largely combined.
The following table provides information concerning the operations of our segments (in thousands):

	Tech	FA	GS	Total
Three Months Ended June 30,
2017
Net service revenues:
Flex revenues	$222,744	$80,038	$23,674	$326,456
Direct Hire revenues	5,625	8,228	—	13,853
Total net service revenues	$228,369	$88,266	$23,674	$340,309
Gross profit	$65,563	$31,302	$7,054	$103,919
Operating expenses				85,916
Income before income taxes				$18,003
2016
Net service revenues:
Flex revenues	$219,412	$76,769	$25,292	$321,473
Direct Hire revenues	5,146	8,428	—	13,574
Total net service revenues	$224,558	$85,197	$25,292	$335,047
Gross profit	$66,168	$31,435	$8,679	$106,282
Operating expenses				88,557
Income before income taxes				$17,725
Six Months Ended June 30,
2017
Net service revenues:
Flexible billings	$439,630	$160,987	$48,326	$648,943
Direct Hire fees	10,784	14,574	—	25,358
Total net service revenues	$450,414	$175,561	$48,326	$674,301
Gross profit	$126,663	$59,957	$14,434	$201,054
Operating expenses				173,829
Income before income taxes				$27,225
2016
Net service revenues:
Flexible billings	$430,621	$152,075	$48,413	$631,109
Direct Hire fees	10,525	15,614	—	26,139
Total net service revenues	$441,146	$167,689	$48,413	$657,248
Gross profit	$127,959	$60,256	$15,256	$203,471
Operating expenses				177,007
Income before income taxes				$26,464

Note K - Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Cash paid during the period for:
Income taxes, net	$7,542	$9,077
Interest, net	$1,624	$1,059
Non-cash transaction information:
Employee stock purchase plan	$281	$384
Equipment acquired under capital leases	$465	$863

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations as of and for the six months ended June 30, 2017.

•
Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three and six months ended June 30, 2017 and 2016, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

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

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2017, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the six months ended June 30, 2017 increased 2.6% to $674.3 million from $657.2 million in the comparable period in 2016.

•
Flex revenues for the six months ended June 30, 2017 increased 2.8% to $648.9 million from $631.1 million in the comparable period in 2016. Flex revenues increased 2.1% and 5.9% for Tech and FA, respectively, and decreased 0.2% for GS.

•	Direct Hire revenues for the six months ended June 30, 2017 decreased 3.0% to $25.4 million from $26.1 million in the comparable period in 2016.

•
Flex gross profit margin for the six months ended June 30, 2017 decreased 100 basis points to 27.1% from 28.1% in the comparable period in 2016. Flex gross profit margin decreased 90 basis points for Tech, 120 basis points for FA and 160 basis points for GS. The overall reduction in Flex gross profit margin is primarily a result of compression in the spread between our bill rates and pay rates and higher benefit costs for the six months ended June 30, 2017. While we experienced year-over-year compression in the spread between bill rates and pay rates in our Tech and FA Flex lines of business, sequentially they were stable.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the six months ended June 30, 2017 decreased to 24.8% from 26.0% in the comparable period in 2016. The 120 basis point decrease was primarily driven by lower compensation costs reflecting leverage provided by our revenue growth, benefits from our realignment activities, increasing associate productivity levels as well as solid expense discipline in other areas of spend.

•
Net income for the six months ended June 30, 2017 increased 17.4% to $17.0 million from $14.5 million in the comparable period in 2016 driven by the items described above and a reduction in our effective tax rate.

•	Diluted earnings per share for the six months ended June 30, 2017 increased to $0.67 from $0.55 per share in the comparable period in 2016 primarily driven by the factors noted above.

•	The Firm declared and paid two quarterly dividends of $0.12 per share during the six months ended June 30, 2017, resulting in a total cash payout of $6.1 million.

•	The Firm entered into a new Credit Facility on May 25, 2017, which, among other things, increased the borrowing capacity by $130.0 million to $300.0 million.

•
The total amount outstanding under our Credit Facility as of June 30, 2017 was $124.1 million. The total amount outstanding under our previous credit facility as of December 31, 2016 was $111.5 million. This increase of $12.6 million was primarily driven by lower than anticipated operating cash flows during the six months ended June 30, 2017 as a result of an increase in days’ sales outstanding.

•
The Firm entered into a forward starting interest rate swap agreement on April 21, 2017 to mitigate the risk of rising interest rates. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five.

RESULTS OF OPERATIONS
Our Business at a Glance
Kforce provides professional and technical specialty staffing services and solutions to customers through our Tech, FA, and GS reporting segments. Kforce provides flexible staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida and 59 field offices located throughout the United States, as well as an office in Manila, Philippines. As of June 30, 2017, Kforce employed nearly 2,700 associates and had more than 11,000 consultants on assignment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
We continue to make progress in our key strategic focus areas including:
•Aligning our revenue-generating talent toward markets, products, industries and clients that we believe present Kforce with the greatest opportunity for profitable revenue growth.
•Providing our talent with the necessary tools to be more effective and efficient in performing their roles and to better evaluate business opportunities and allow us to evaluate and demonstrate the value we are bringing to our clients and candidates.
•Implementing new and upgrading existing technologies that allow us to more effectively and efficiently serve our clients, candidates and consultants and improve the productivity and scalability of our organization. We are very excited to have gone live in April 2017 with the initial pilot of our new customer relationship management system, which is expected to be fully deployed during the third quarter of 2017.
We believe that our portfolio of service offerings, which are almost exclusively in the U.S. and are focused in Tech and FA (which we anticipate to be areas of expected growth), are a key contributor to our long-term financial stability.
Industry Economic Factors
Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional workers in the U.S. and, conversely, an economic slowdown results in a contraction in demand for additional workers in the U.S. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2017, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The penetration rate (the percentage of temporary staffing to total employment) reached a record high of 2.07% in June 2017. While the health of the macro-employment picture was uncertain at times during 2016 and through mid-2017, it generally has shown continuous improvement, with the unemployment rate at 4.4% as of June 2017, and non-farm payroll expanding approximately 194 thousand jobs per month in the period April through June 2017. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was at 2.4% in June 2017. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating. Management believes that the tepid growth in the overall U.S. economy, the recent change in administration, and the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of the total workforce as employers may be reluctant to increase permanent hiring. If the penetration rate of temporary staffing grows in the coming months and years, we believe our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes considerable uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, specialty staffing in particular or our future performance.

Three and Six Months Ended June 30, 2017 and 2016
Net Service Revenues. The following table presents, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Service Revenues by Segment:
Tech	67.1%	67.0%	66.8%	67.1%
FA	25.9	25.4	26.0	25.5
GS	7.0	7.6	7.2	7.4
Net service revenues	100.0%	100.0%	100.0%	100.0%
Revenues by Type:
Flex	95.9%	95.9%	96.2%	96.0%
Direct Hire	4.1	4.1	3.8	4.0
Net service revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	30.5%	31.7%	29.8%	31.0%
Selling, general and administrative expenses	24.2%	25.5%	24.8%	26.0%
Depreciation and amortization	0.6%	0.7%	0.6%	0.7%
Income before income taxes	5.3%	5.3%	4.0%	4.0%
Net income	3.3%	3.2%	2.5%	2.2%
The following table presents net service revenues for Flex and Direct Hire by segment and the percentage change from the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech
Flex	$222,744	1.5%	$219,412	$439,630	2.1%	$430,621
Direct Hire	5,625	9.3%	5,146	10,784	2.5%	10,525
Total Tech	$228,369	1.7%	$224,558	$450,414	2.1%	$441,146
FA
Flex	$80,038	4.3%	$76,769	$160,987	5.9%	$152,075
Direct Hire	8,228	(2.4)%	8,428	14,574	(6.7)%	15,614
Total FA	$88,266	3.6%	$85,197	$175,561	4.7%	$167,689
GS
Flex	$23,674	(6.4)%	$25,292	$48,326	(0.2)%	$48,413
Total GS	$23,674	(6.4)%	$25,292	$48,326	(0.2)%	$48,413

Total Flex	$326,456	1.6%	$321,473	$648,943	2.8%	$631,109
Total Direct Hire	13,853	2.1%	13,574	25,358	(3.0)%	26,139
Total Net Service Revenues	$340,309	1.6%	$335,047	$674,301	2.6%	$657,248

Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. The following table presents the year-over-year growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Growth Rates
	(Per Billing Day)
	Q2 2017	Q1 2017	Q4 2016	Q3 2016	Q2 2016
Tech Flex	1.5%	2.7%	1.4%	(2.7)%	(2.9)%
Tech Direct Hire	9.3%	(4.1)%	(13.1)%	(10.2)%	(18.2)%
Total Tech	1.7%	2.5%	1.1%	(2.8)%	(3.3)%
FA Flex	4.3%	7.5%	2.1%	(0.5)%	5.5%
FA Direct Hire	(2.4)%	(11.7)%	(15.4)%	(6.9)%	3.4%
Total FA	3.6%	5.8%	0.4%	(1.2)%	5.3%
Total Staffing	2.2%	3.4%	0.9%	(2.4)%	(1.1)%
GS	(6.4)%	6.6%	4.0%	10.1%	4.2%
Total Firm	1.6%	3.7%	1.1%	(1.5)%	(0.7)%

Billing Days	64	64	61	64	64
Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenues for our largest segment, Tech, increased during the three and six months ended June 30, 2017 by 1.5% and 2.1%, respectively, as compared to the same periods in 2016. The secular drivers of technology spend have remained intact with many companies now becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. We expect Tech Flex revenues to increase sequentially and on a year-over-year basis (as adjusted for billing days) in the third quarter of 2017.
Our FA segment experienced an increase in Flex revenues of 4.3% and 5.9% during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. We expect FA Flex revenues to increase sequentially and on a year-over-year basis (as adjusted for billing days) in the third quarter of 2017.
Our GS segment experienced a decrease in revenues of 6.4% and 0.2% during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The year-over-year decrease was driven by a decline in our product-based business due to timing of orders and shipments, partially offset by growth in service revenues. We expect GS revenues to increase sequentially and be stable on a year-over-year basis (as adjusted for billing days) in the third quarter of 2017.
The following table presents the key drivers for the change in Flex revenues for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Tech	FA	Tech	FA
Volume	$2,347	$1,128	$10,183	$5,855
Bill rate	1,042	2,127	(936)	3,011
Billable expenses	(57)	14	(238)	46
Total	$3,332	$3,269	$9,009	$8,912

The following table presents total Flex hours for our Tech and FA segments and percentage change over the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	3,234	1.1%	3,200	6,479	2.4%	6,329
FA	2,398	1.5%	2,363	4,866	3.9%	4,685
Total hours	5,632	1.2%	5,563	11,345	3.0%	11,014
As the GS segment primarily provides integrated business solutions (both as a prime and subcontractor) as compared to staffing services, Flex hours are not presented above.
Direct Hire Revenues. The primary drivers of Direct Hire revenues are the number of placements and the fee for these placements. Direct Hire revenues also include conversion revenues (conversions occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement for a fee). Our GS segment does not make permanent placements.
Direct Hire revenues increased 2.1% during the three months ended June 30, 2017, as compared to the same period in 2016, and decreased 3.0% during the six months ended June 30, 2017 as compared to the same period in 2016.
The following table presents the key drivers for the change in Direct Hire revenues for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Tech	FA	Tech	FA
Volume	$(10)	$(249)	$(382)	$(1,059)
Placement fee	489	49	641	19
Total	$479	$(200)	$259	$(1,040)
The following table presents total placements for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	317	—%	317	611	(3.6)%	634
FA	657	(3.0)%	677	1,186	(6.8)%	1,272
Total placements	974	(2.0)%	994	1,797	(5.7)%	1,906
The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	$17,753	9.5%	$16,209	$17,649	6.3%	$16,600
FA	12,526	0.6%	12,451	12,292	0.1%	12,276
Total average placement fee	$14,227	4.2%	$13,651	$14,114	2.9%	$13,715
Gross Profit. Gross profit on Flex billings is determined by deducting the direct cost of services (primarily consultant payroll wages, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from net Flex service revenues. In addition, there are no consultant payroll costs associated with Direct Hire placements, thus all Direct Hire revenues increase gross profit by the full amount of the fee.

The following table presents the gross profit percentage (gross profit as a percentage of revenues) for each segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	28.7%	(2.7)%	29.5%	28.1%	(3.1)%	29.0%
FA	35.5%	(3.8)%	36.9%	34.2%	(4.7)%	35.9%
GS	29.8%	(13.1)%	34.3%	29.9%	(5.1)%	31.5%
Total gross profit percentage	30.5%	(3.8)%	31.7%	29.8%	(3.9)%	31.0%
The change in our gross profit percentage for the three and six months ended June 30, 2017 as compared to the same periods in 2016, is primarily the result of a decline in our Flex gross profit and the overall mix of Flex and Direct Hire revenues.
Our Flex gross profit percentage (Flex gross profit as a percentage of Flex revenues) provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for our Flex businesses and changes in the spread between the bill rate and pay rate for Flex. As noted above, our GS segment does not make permanent placements; as a result, its Flex gross profit percentage is the same as its gross profit percentage.
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	26.9%	(3.2)%	27.8%	26.4%	(3.3)%	27.3%
FA	28.8%	(4.0)%	30.0%	28.2%	(4.1)%	29.4%
GS	29.8%	(13.1)%	34.3%	29.9%	(5.1)%	31.5%
Total Flex gross profit percentage	27.6%	(4.2)%	28.8%	27.1%	(3.6)%	28.1%
The decrease in Flex gross profit percentage of 120 and 100 basis points for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 was due primarily to compression in the spread between our bill rates and pay rates and higher benefit costs. Kforce continues to focus on optimizing the spread between bill rates and pay rates by providing our associates with tools, training, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce. On a sequential basis, spreads in our Tech and FA Flex businesses were stable as we continue to intensify our focus in this area. We expect that the spread between our bill rates and pay rates may continue to be under pressure due to client pricing pressure, talent shortages as well as the potential for consultant wage inflation but to be mitigated to a degree by our internal programs.
The following table presents the key drivers for the change in Flex gross profit for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Tech	FA	Tech	FA
Volume	$926	$981	$2,456	$2,617
Rate	(2,010)	(914)	(4,011)	(1,876)
Total	$(1,084)	$67	$(1,555)	$741

SG&A Expenses. For the three and six months ended June 30, 2017, total compensation, commissions, payroll taxes, and benefit costs as a percentage of SG&A represented 83.9% and 84.3%, respectively, as compared to 84.3% and 84.8% for the comparable periods in 2016. Commissions and other bonus incentives for our revenue-generating talent (and related payroll taxes and benefit costs) are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents these components of SG&A along with an “other” caption, which includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses, as an absolute amount and as a percentage of total net service revenues (in thousands):

	2017	% of Revenues	2016	% of Revenues
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$69,252	20.3%	$72,022	21.5%
Other	13,254	3.9%	13,452	4.0%
Total SG&A	$82,506	24.2%	$85,474	25.5%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$140,896	20.9%	$144,926	22.1%
Other	26,288	3.9%	26,003	3.9%
Total SG&A	$167,184	24.8%	$170,929	26.0%
SG&A as a percentage of net service revenues decreased 130 and 120 basis points for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The decrease was primarily driven by lower compensation costs reflecting leverage provided by our revenue growth, benefits from our realignment activities, increasing associate productivity levels as well as solid expense discipline in other areas of spend.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Fixed asset depreciation (1)	$1,763	6.5%	$1,656	$3,487	5.1%	$3,317
Capitalized software amortization	204	(49.4)%	403	444	(49.4)%	877
Intangible asset amortization	86	(55.4)%	193	172	(55.3)%	385
Total depreciation and amortization	$2,053	(8.8)%	$2,252	$4,103	(10.4)%	$4,579

(1)	Fixed asset depreciation includes amortization of capital leases.
Other Expense, Net. Other expense, net for the three and six months ended June 30, 2017 was $1.4 million and $2.5 million, respectively, and consists primarily of interest expense related to outstanding borrowings under our credit facility. Other expense, net for the three and six months ended June 30, 2016 was $0.8 million and $1.5 million, respectively, and consists primarily of interest expense related to outstanding borrowings under our credit facility. The increase on a year-over-year basis is driven by higher levels of outstanding borrowings under our credit facility and the acceleration of unamortized deferred financing costs related to our previous credit facility of $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for the six months ended June 30, 2017 and 2016 was 37.4% and 45.2%, respectively. Kforce’s effective tax rate during the six months ended June 30, 2017 was positively impacted by the adoption of the recently issued share-based compensation accounting standard whereby excess tax benefits are recognized as a direct impact to income tax expense. The rate excluding this impact would have been 38.3%. This accounting standard guidance could continue to create volatility in the Firm’s effective tax rate in the future. Kforce’s effective rate during the six months ended June 30, 2016 was negatively impacted by certain one-time non-cash adjustments; the rate excluding these adjustments would have been 38.9%.

Non-GAAP Measures
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net and income tax expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2017	2016
Three Months Ended June 30,
Net income	$11,144	$10,864
Depreciation and amortization	2,105	2,263
Stock-based compensation expense	1,805	1,762
Interest expense, net	1,345	841
Income tax expense	6,859	6,861
Adjusted EBITDA	$23,258	$22,591

Six Months Ended June 30,
Net income	$17,046	$14,514
Depreciation and amortization	4,208	4,600
Stock-based compensation expense	3,869	3,706
Interest expense, net	2,518	1,533
Income tax expense	10,179	11,950
Adjusted EBITDA	$37,820	$36,303
Free Cash Flow. “Free Cash Flow”, a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free Cash Flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to our Unaudited Condensed Consolidated Statements of Cash Flows.

The following table presents Free Cash Flow (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net income	$17,046	$14,514
Non-cash provisions and other	12,451	12,660
Changes in operating assets/liabilities	(23,958)	(11,223)
Net cash provided by operating activities	5,539	15,951
Capital expenditures	(4,344)	(3,182)
Free cash flow	1,195	12,769
Change in debt	12,582	15,313
Repurchases of common stock	(2,952)	(22,185)
Cash dividend	(6,080)	(6,298)
Other	(2,695)	(53)
Change in cash	$2,050	$(454)
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our existing Credit Facility. At June 30, 2017, Kforce had $160.5 million in working capital compared to $135.4 million at December 31, 2016.
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) generating positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) maintaining an appropriate outstanding balance on our Credit Facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) having sufficient liquidity for the possibility of completing an acquisition.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$5,539	$15,951
Investing activities	(4,344)	(3,182)
Financing activities	855	(13,223)
Net increase (decrease) in cash and cash equivalents	$2,050	$(454)

Operating Activities
Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant populations’ compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities, the decrease in cash provided by operating activities during the six months ended June 30, 2017 as compared to the same period in 2016 is primarily a result of the timing of payment of our employee and consultant populations’ compensation, trade accounts payable and other accrued liabilities, partially offset by improved earnings.
Investing Activities
Capital expenditures for the six months ended June 30, 2017 and 2016 were $4.3 million and $3.2 million, respectively, which excludes equipment acquired under capital leases.
We expect to continue selectively investing in our infrastructure in order to support the expected future growth in our business and evolution of our operating model. We believe that we have sufficient cash and availability under the Credit Facility to make any expected necessary capital expenditures in the foreseeable future. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.
Financing Activities
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Six Months Ended
	June 30,
	2017 (1)	2016 (2)
Open market repurchases	$935	$20,763
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	2,017	1,422
	$2,952	$22,185

(1)	The open market repurchases during the six months ended June 30, 2017 relates exclusively to the settlement of 2016 repurchases.

(2)	The open market repurchases during the six months ended June 30, 2016 includes $1.0 million related to the settlement of 2015 repurchases.
During the six months ended June 30, 2017 and 2016, Kforce declared and paid two quarterly dividends of $6.1 million, or $0.24 per share, and $6.3 million, or $0.24 per share, respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s financial performance and its legal ability to pay dividends.
Credit Facility
See Note E – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility. Under the Credit Facility, the Firm will have a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million, which will be available to the Firm in the form of revolving credit loans, swingline loans, and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. As of June 30, 2017, $124.1 million was outstanding and $172.4 million was available, subject to the covenants described below, under the Credit Facility. As of December 31, 2016, $111.5 million was outstanding under the previous credit facility.

The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of June 30, 2017, Kforce was not limited in making distributions and executing repurchases of its equity securities.
Stock Repurchases
Kforce did not make any common stock repurchases on the open market during the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, $50.7 million of the Board-authorized common stock repurchase program remained available for future repurchases.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in its operations, Kforce is exposed to certain market and economic risks, primarily changes in interest rates.
On April 21, 2017, Kforce entered into a forward starting interest rate swap agreement with Wells Fargo Bank, N.A. (the “Swap”) to mitigate the risk of rising interest rates on the Firm’s financial statements. The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The effective date of the Swap is May 31, 2017 and the maturity date is April 29, 2022. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five.
As of June 30, 2017, we had $124.1 million outstanding under our Credit Facility. A hypothetical 10% increase in the interest rates in effect as of June 30, 2017 would not have a material effect on our consolidated financial statements.
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois; Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of a putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. We are vigorously defending each of the plaintiff’s claims. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding. We believe, based on our current knowledge, that the final outcome of this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Item 1A.     Risk Factors.
Unless otherwise noted below, there have been no material changes in the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.
Kforce maintains debt which exposes us to interest rate risk and contains restrictive covenants that could trigger prepayment of obligations or additional costs.
We have a Credit Facility consisting of a revolving line of credit of up to $300.0 million. Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm.
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
Kforce is subject to certain affirmative and negative covenants under the Credit Facility. Our failure to comply with such restrictive covenants could result in an event of default, which, if not cured or waived, could result in Kforce being required to repay the outstanding balance before the due date. If this occurs, we may not be able to repay our debt or we may be forced to refinance on terms not acceptable to us, which could have a material adverse effect on our results of operations and financial condition.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	362	$22.03	—	$50,719,471
May 1, 2017 to May 31, 2017	2,807	$20.41	—	$50,719,471
June 1, 2017 to June 30, 2017	—	$—	—	$50,719,471
Total	3,169	$20.59	—	$50,719,471

(1)	All activity presented in this table relates to shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements.
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

10.1
Credit Agreement, dated May 25, 2017, between Kforce Inc. and its subsidiaries and Wells Fargo Bank, National Association, and the other lenders thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 25, 2017.

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

Kforce Inc.
(Registrant)

Date: August 2, 2017	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2017	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)