Form 10-Q
period 2017-09-30
KFORCE INC
filed 2017-11-01
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of October 27, 2017 was 26,467,271.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2017
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions and divestitures, effects of interest rate variations, financing needs or plans, plans relating to services of Kforce, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our accounts receivable, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of candidates or the Firm’s ability to attract such candidates, the success of the Firm in attracting and retaining revenue-generating talent, estimates concerning goodwill impairment, risk of contract non-performance, delays or termination or the failure to obtain awards, task orders or funding under contracts or changes in client demand as well as assumptions as to any of the foregoing. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should,” “suggest” and variations thereof and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report and Kforce undertakes no obligation to update any forward-looking statements.

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net service revenues	$341,053	$336,460	$1,015,354	$993,708
Direct costs of services	236,678	231,080	709,925	684,857
Gross profit	104,375	105,380	305,429	308,851
Selling, general and administrative expenses	81,921	87,803	249,105	258,732
Depreciation and amortization	2,110	2,075	6,213	6,654
Income from operations	20,344	15,502	50,111	43,465
Other expense, net	1,364	778	3,906	2,277
Income before income taxes	18,980	14,724	46,205	41,188
Income tax expense	8,881	5,704	19,060	17,654
Net income	10,099	9,020	27,145	23,534
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(278)	(2)	(287)	(7)
Change in fair value of interest rate swap, net of tax	60	—	(52)	—
Comprehensive income	$9,881	$9,018	$26,806	$23,527

Earnings per share – basic	$0.40	$0.35	$1.07	$0.90
Earnings per share – diluted	$0.40	$0.34	$1.06	$0.89

Weighted average shares outstanding – basic	25,296	25,996	25,264	26,287
Weighted average shares outstanding – diluted	25,535	26,173	25,565	26,449

Dividends declared per share	$0.12	$0.12	$0.36	$0.36
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$703	$1,482
Trade receivables, net of allowances of $2,439 and $2,066, respectively	243,843	206,361
Income tax refund receivable	1,893	172
Prepaid expenses and other current assets	12,685	10,691
Total current assets	259,124	218,706
Fixed assets, net	40,654	43,145
Other assets, net	37,265	30,511
Deferred tax assets, net	19,803	23,449
Intangible assets, net	3,384	3,642
Goodwill	45,968	45,968
Total assets	$406,198	$365,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and other accrued liabilities	$34,476	$37,230
Accrued payroll costs	51,135	44,137
Other current liabilities	1,887	1,765
Income taxes payable	486	221
Total current liabilities	87,984	83,353
Long-term debt – credit facility	126,100	111,547
Long-term debt – other	2,773	3,984
Other long-term liabilities	47,062	44,801
Total liabilities	263,919	243,685
Commitments and contingencies (see Note B)
Stockholders’ Equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,224 and 71,268 issued, respectively	712	713
Additional paid-in capital	435,275	428,212
Accumulated other comprehensive (loss) income	(155)	184
Retained earnings	192,158	174,967
Treasury stock, at cost; 44,617 and 44,469 shares, respectively	(485,711)	(482,340)
Total stockholders’ equity	142,279	121,736
Total liabilities and stockholders’ equity	$406,198	$365,421
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

Nine Months Ended September 30, 2017
Common stock – shares:
Shares at beginning of period	71,268
Issuance for stock-based compensation and dividends, net of forfeitures	(49)
Exercise of stock options	5
Shares at end of period	71,224
Common stock – par value:
Balance at beginning of period	$713
Issuance for stock-based compensation and dividends, net of forfeitures	(1)
Exercise of stock options	0
Balance at end of period	$712
Additional paid-in capital:
Balance at beginning of period	$428,212
Cumulative effect upon adoption of new accounting standard (Note A)	769
Issuance for stock-based compensation and dividends, net of forfeitures	362
Exercise of stock options	72
Stock-based compensation expense	5,667
Employee stock purchase plan	193
Balance at end of period	$435,275
Accumulated other comprehensive income (loss):
Balance at beginning of period	$184
Defined benefit pension plans, net of tax of $176	(287)
Change in fair value of interest rate swap, net of tax of $33	(52)
Balance at end of period	$(155)
Retained earnings:
Balance at beginning of period	$174,967
Cumulative effect upon adoption of new accounting standard (Note A), net of tax of $300	(469)
Net income	27,145
Dividends, net of forfeitures ($0.36 per share)	(9,485)
Balance at end of period	$192,158
Treasury stock – shares:
Shares at beginning of period	44,469
Repurchases of common stock	167
Employee stock purchase plan	(19)
Shares at end of period	44,617
Treasury stock – cost:
Balance at beginning of period	$(482,340)
Repurchases of common stock	(3,577)
Employee stock purchase plan	206
Balance at end of period	$(485,711)
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$27,145	$23,534
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	3,978	1,353
Provision for bad debts on accounts receivable	896	575
Depreciation and amortization	6,373	6,702
Stock-based compensation expense	5,667	5,042
Defined benefit pension plans expense	692	1,398
Loss on deferred compensation plan investments, net	339	411
Gain on sale of Global's assets	(3,148)	—
Other	745	179
(Increase) decrease in operating assets
Trade receivables, net	(38,378)	(11,072)
Income tax refund receivable	(1,721)	(214)
Prepaid expenses and other current assets	(2,071)	(2,672)
Other assets, net	(544)	24
(Decrease) increase in operating liabilities
Accounts payable and other current liabilities	(1,321)	(2,114)
Accrued payroll costs	8,506	6,822
Income taxes payable	265	509
Other long-term liabilities	(1,774)	(813)
Cash provided by operating activities	5,649	29,664
Cash flows from investing activities:
Capital expenditures	(5,424)	(9,409)
Proceeds from sale of Global's assets	1,000	—
Cash used in investing activities	(4,424)	(9,409)
Cash flows from financing activities:
Proceeds from credit facility	887,293	677,788
Payments on credit facility	(872,740)	(656,930)
Proceeds from other financing arrangements	—	856
Payments on other financing arrangements	(1,582)	(1,371)
Proceeds from exercise of stock options	72	172
Payments of loan financing fees	(1,696)	(158)
Repurchases of common stock	(4,226)	(31,787)
Cash dividend	(9,125)	(9,397)
Cash used in financing activities	(2,004)	(20,827)
Change in cash and cash equivalents	(779)	(572)
Cash and cash equivalents at beginning of period	1,482	1,497
Cash and cash equivalents at end of period	$703	$925
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Kforce Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. References in this document to “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise.
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
Derivative Instrument
Kforce’s interest rate swap derivative instrument is recorded at fair value on the Unaudited Condensed Consolidated Balance Sheets. The derivative instrument has been designated as a cash flow hedge; the effective portion of the gain or loss on the derivative instrument is recorded as a component of accumulated other comprehensive income, net of tax, and reclassified into earnings when the hedged item affects earnings and into the line item of the hedged item. Any ineffective portion of the gain or loss is recognized immediately into Other expense, net on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Cash flows from the derivative instrument are classified in the Unaudited Condensed Consolidated Statements of Cash Flows in the same category as the hedged item.
Stock-Based Compensation
Kforce accounts for stock-based compensation by measuring the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the requisite service period. Effective January 1, 2017, as a result of our adoption of a recently issued accounting standard, the Firm changed its accounting policy regarding forfeitures and elected to recognize as incurred.

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
For the three and nine months ended September 30, 2017, there were 239 thousand and 301 thousand common stock equivalents included in the diluted WASO, respectively. For the three and nine months ended September 30, 2016, there were 177 thousand and 162 thousand common stock equivalents included in the diluted WASO, respectively. For the three and nine months ended September 30, 2017 and 2016, there was an insignificant amount of anti-dilutive common stock equivalents.
New Accounting Standards
Recently Adopted Accounting Standards
In March 2017, the FASB issued authoritative guidance requiring that an employer disaggregate the service cost component from the other components of net periodic benefit cost for defined benefit pension plans. The amendments also provide explicit guidance on how to present the service cost component and the other components of net periodic benefit cost in the income statement. The guidance is to be applied for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statements. We elected to early adopt this guidance as of January 1, 2017 due to the ease of implementation. The impact of early adoption resulted in a retrospective adjustment to the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income to reclass the interest cost component of net periodic benefit cost from Selling, general and administrative expenses to Other expense, net. The amount of the reclassification was approximately $0.1 million for the three months ended September 30, 2017 and 2016, respectively. The amount of the reclassification was approximately $0.4 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.
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

In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification in the statement of cash flows. This guidance was effective for us on January 1, 2017. The impact of this guidance resulted in the following:
•All excess tax benefits and deficiencies will be recognized as income tax benefit or expense in the income statement. Prior to the effective date, they were recognized as a change to additional paid-in capital. The Firm will apply this amendment prospectively. For the three and nine months ended September 30, 2017, the Firm recorded approximately $0.1 million and $0.3 million, respectively, of excess tax benefits as a reduction to Income tax expense in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. This resulted in a reduction to our effective tax rate of 0.6% and an increase to our diluted earnings per share of $0.01 for the nine months ended September 30, 2017. This accounting standard guidance is likely to create volatility in the Firm’s effective tax rate in the future, though the impact is uncertain and based upon future stock price changes.
•Excess tax benefits and deficiencies will be classified as an operating activity in the statement of cash flows. Prior to the effective date, they were included in financing activities in the statement of cash flows. The Firm elected to apply this amendment retrospectively. This change increased our net cash provided by operating activities by $0.3 million for each of the nine months ended September 30, 2017 and 2016 in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows.
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
Accounting Standards Not Yet Adopted
In August 2017, the FASB issued authoritative guidance targeting improvements to accounting for hedging activities by simplifying the rules around hedge accounting and improving the disclosure requirements. The guidance is to be applied for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and early adoption is permitted in any interim period. The hedge accounting guidance should be implemented using a modified retrospective approach for any hedges that exist on the date of adoption, while the presentation and disclosure requirements must be applied prospectively. Kforce is currently evaluating the potential impact on the consolidated financial statements.
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

In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued authoritative guidance deferring the effective date of the new revenue standard by one year for all entities. The one-year deferral results in the guidance being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and entities are not permitted to adopt the standard earlier than the original effective date. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers to clarify and improve the understanding of the implementation guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have selected the modified retrospective transition method. Based on our preliminary assessment, we believe that the timing of our revenue recognition will not be impacted for at least 95% of our revenues. The remainder of our revenues are derived from Government Solutions (“GS”) fixed-price contracts. We are reviewing these contracts in order to determine if there may be any change to the timing of revenue recognition. We are continuing to evaluate various items that may impact our revenue transaction prices. Furthermore, we do anticipate an increase in the level of disclosure around our arrangements and resulting revenue recognition.
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
On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois; Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of a putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. On October 24, 2017, the presiding judge granted preliminary approval of a resolution of this matter.  The judge will consider final approval of the parties’ resolution on February 15, 2018.  We do not expect this matter to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. At September 30, 2017, Kforce’s liability would be approximately $39.8 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $15.6 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
As of September 30, 2017, approximately $0.8 million of severance was accrued for two executives.
Note C - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable	$19,287	$20,321
Accrued liabilities	15,189	16,909
Total Accounts payable and other accrued liabilities	$34,476	$37,230
Our accounts payable balance includes trade creditor and independent contractor payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, accrued customer rebates and other accrued liabilities.
Note D - Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Payroll and benefits	$43,254	$37,409
Health insurance liabilities	4,183	2,790
Payroll taxes	2,466	2,640
Workers’ compensation liabilities	1,232	1,298
Total Accrued payroll costs	$51,135	$44,137
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
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of September 30, 2017, Kforce was not limited in making distributions and executing repurchases of its equity securities.
Borrowings under the Credit Facility are secured by substantially all of the assets of the Firm.
As of September 30, 2017, $126.1 million was outstanding and $170.4 million was available under the Credit Facility, subject to the covenants described above. Kforce has $3.5 million of outstanding letters of credit at September 30, 2017 which, pursuant to the Credit Facility, reduce the availability. As of December 31, 2016, $111.5 million was outstanding under the previous credit facility.
Note F - Employee Benefit Plans
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year or upon retirement or termination of employment in the accompanying Unaudited Condensed Consolidated Balance Sheets. At September 30, 2017 and December 31, 2016, amounts included in Accounts payable and other accrued liabilities related to the deferred compensation plans totaled $3.4 million and $2.7 million, respectively. At September 30, 2017 and December 31, 2016, amounts included in Other long-term liabilities related to the deferred compensation plans totaled $28.2 million and $27.5 million, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within our Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $30.3 million and $27.3 million as of September 30, 2017 and December 31, 2016, respectively, and is included in Other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.
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

The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$79	$328	$239	$984
Interest cost	134	113	403	339
Net periodic benefit cost	$213	$441	$642	$1,323
The service cost is recorded in Selling, general and administrative expenses and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of September 30, 2017 and December 31, 2016 was $14.1 million and $13.4 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2017. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2017.
Note G - Stock Incentive Plans
On April 18, 2017, the Kforce shareholders approved the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2017 Plan is approximately 3.0 million shares. The 2017 Plan terminates on April 18, 2027. Prior to the effective date of the 2017 Plan, the Company granted stock awards to eligible participants under our 2016 Stock Incentive Plan, 2013 Stock Incentive Plan and 2006 Stock Incentive Plan (collectively the “Prior Plans”). As of the effective date of the 2017 Plan, no additional awards may be granted pursuant to the Prior Plans; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the Prior Plans.
During the three months ended September 30, 2017 and 2016, Kforce recognized total stock-based compensation expense of $1.8 million and $1.3 million, respectively. During the nine months ended September 30, 2017 and 2016, Kforce recognized total stock-based compensation expense of $5.7 million and $5.0 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: (1) for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or (2) as part of a compensation package and in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance. Restricted stock granted during the nine months ended September 30, 2017 will vest over a period between one to ten years, with equal vesting annually.
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

The following table presents the restricted stock activity for the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2016	1,708	$21.86
Granted	133	$21.57
Forfeited/Canceled	(182)	$21.90
Vested	(290)	$21.13	$6,501
Outstanding as of September 30, 2017	1,369	$21.97
As of September 30, 2017, total unrecognized stock compensation expense related to restricted stock was $22.8 million, which will be recognized over a weighted average remaining period of 4.26 years.
Note H - Derivative Instrument and Hedging Activity
Kforce is exposed to interest rate risk as a result of our corporate borrowing activities. The Firm uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of interest rate risk on our financial results.
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. (the “Swap”). The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The effective date of the Swap is May 31, 2017 and the maturity date is April 29, 2022. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five.
The Swap has been designated as a cash flow hedge and was effective as of September 30, 2017. The change in the fair value of the Swap was recorded as a component of Accumulated other comprehensive (loss) income, net of tax, on the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2017, the fair value of the Swap was insignificant.
Note I - Fair Value Measurements
Kforce’s financial statements include a contingent consideration liability related to a non-significant acquisition of a business within our Government Solutions (“GS”) reporting segment, which is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There was no activity during the period in our recurring Level 3 fair value measurements. The contingent consideration liability is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets.
Kforce’s interest rate swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate. The inputs used to calculate the fair value of the Swap derivative instrument are considered to be Level 2 inputs. The Swap is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. See Note H - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of the Firm’s derivative instrument.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

The estimated fair values on Kforce’s financial statements as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017
Recurring basis:
Contingent consideration liability	$(756)	$—	$—	$(756)
Interest rate swap derivative instrument	$(85)	$—	$(85)	$—
As of December 31, 2016
Recurring basis:
Contingent consideration liability	$(756)	$—	$—	$(756)
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2017.
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
Historically, our Tech segment has included the results of operations for Kforce Global Solutions, Inc., (“Global”) a wholly-owned subsidiary located in Manila, Philippines. During the three months ended September 30, 2017, Kforce completed the sale of Global’s assets. This sale did not meet the definition of discontinued operations. Kforce recorded a $3.3 million gain on sale of Global’s assets, which was recorded in Selling, general and administrative expenses within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Historically, and for the three and nine months ended September 30, 2017 and 2016, Kforce has generated only sales and gross profit information on a segment basis. We do not report total assets or income separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments (in thousands):

	Tech	FA	GS	Total
Three Months Ended September 30,
2017
Net service revenues:
Flex revenues	$224,148	$78,209	$26,547	$328,904
Direct Hire revenues	5,133	7,016	—	12,149
Total net service revenues	$229,281	$85,225	$26,547	$341,053
Gross profit	$65,560	$29,709	$9,106	$104,375
Operating expenses				85,395
Income before income taxes				$18,980
2016
Net service revenues:
Flex revenues	$220,376	$76,290	$26,818	$323,484
Direct Hire revenues	5,148	7,828	—	12,976
Total net service revenues	$225,524	$84,118	$26,818	$336,460
Gross profit	$65,173	$30,439	$9,768	$105,380
Operating expenses				90,656
Income before income taxes				$14,724
Nine Months Ended September 30,
2017
Net service revenues:
Flex revenues	$663,778	$239,196	$74,873	$977,847
Direct Hire revenues	15,917	21,590	—	37,507
Total net service revenues	$679,695	$260,786	$74,873	$1,015,354
Gross profit	$192,223	$89,666	$23,540	$305,429
Operating expenses				259,224
Income before income taxes				$46,205
2016
Net service revenues:
Flex revenues	$650,997	$228,365	$75,231	$954,593
Direct Hire revenues	15,673	23,442	—	39,115
Total net service revenues	$666,670	$251,807	$75,231	$993,708
Gross profit	$193,132	$90,695	$25,024	$308,851
Operating expenses				267,663
Income before income taxes				$41,188

Note K - Supplemental Cash Flow Information
Supplemental cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Cash paid during the period for:
Income taxes, net	$15,204	$16,023
Interest, net	$2,714	$1,569
Non-cash transaction information:
Employee stock purchase plan	$399	$528
Equipment acquired under capital leases	$465	$1,123
Receivable for sale of Global's assets	$1,979	$—
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Kforce Inc., our operations, and our present business environment. This MD&A should be read in conjunction with Item 1. Financial Statements of this report on Form 10-Q.
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – an executive summary of our results of operations as of and for the nine months ended September 30, 2017.

•
Results of Operations – an analysis of Kforce’s unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, which have been presented in its unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – an analysis of cash flows, stock repurchases, off-balance sheet arrangements and contractual obligations and commitments on our business.

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

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2017, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Net service revenues for the nine months ended September 30, 2017 increased 2.2% to $1.0 billion from $993.7 million in the comparable period in 2016.

•
Flex revenues for the nine months ended September 30, 2017 increased 3.0% on a billing day basis over the comparable period in 2016. Flex revenues increased 2.5% and 5.3% for Tech and FA, respectively, and remained stable for GS on a billing day basis.

•	Direct Hire revenues for the nine months ended September 30, 2017 decreased 4.1% to $37.5 million from $39.1 million in the comparable period in 2016.

•
Flex gross profit margin for the nine months ended September 30, 2017 decreased 90 basis points to 27.4% from 28.3% in the comparable period in 2016. Flex gross profit margin decreased 70 basis points for Tech, 100 basis points for FA and 190 basis points for GS. The overall reduction in Flex gross profit margin is primarily a result of compression in the spread between our bill rates and pay rates and higher benefit costs for the nine months ended September 30, 2017.

•
During the third quarter of 2017, Flex gross profit margins improved sequentially by 10 basis points in Tech Flex, 20 basis points in FA Flex and 450 basis points in GS. Flex gross profit margins were adversely impacted by 10 basis points in Tech Flex and 20 basis points in FA Flex during the third quarter of 2017 as a result of Hurricanes Harvey and Irma.

•
Selling, general and administrative (“SG&A”) expenses as a percentage of revenues for the nine months ended September 30, 2017 decreased to 24.5% from 26.0% in the comparable period in 2016. The 150 basis point decrease was primarily related to the $6.0 million severance costs recognized during the nine months ended September 30, 2016 associated with realignment activities focused on streamlining our organization. In addition, compensation costs are lower on a year-over-year basis as a result of previous realignment activities and improved associate productivity levels during 2017.

•	Net income for the nine months ended September 30, 2017 increased 15.3% to $27.1 million from $23.5 million in the comparable period in 2016 driven by the SG&A items described above.

•
Diluted earnings per share for the nine months ended September 30, 2017 increased to $1.06 from $0.89 per share in the comparable period in 2016 primarily driven by the factors noted above. Diluted earnings per share was negatively impacted by approximately $0.05 in the three months ended September 30, 2017 as a result of Hurricanes Harvey and Irma, which includes a contribution towards disaster relief efforts of $1.0 million.

•	The Firm declared and paid three quarterly dividends of $0.12 per share during the nine months ended September 30, 2017, resulting in a total cash payout of $9.1 million.

•	The Firm entered into a new Credit Facility on May 25, 2017, which, among other things, increased the borrowing capacity by $130.0 million to $300.0 million.

•
The total amount outstanding under our Credit Facility as of September 30, 2017 was $126.1 million. The total amount outstanding under our previous credit facility as of December 31, 2016 was $111.5 million. This increase of $14.6 million was primarily driven by lower than anticipated operating cash flows during the nine months ended September 30, 2017 as a result of an increase in days sales outstanding.

•
The Firm entered into a forward-starting interest rate swap agreement on April 21, 2017 to mitigate the risk of rising interest rates. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five.

•
During the three months ended September 30, 2017, Kforce completed the sale of Global’s assets and recorded a $3.3 million gain on sale within SG&A. During 2017, Global generated approximately $2.5 million in Tech Flex revenue per quarter.

RESULTS OF OPERATIONS
Our Business at a Glance
Kforce provides professional and technical specialty staffing services and solutions to customers through our Tech, FA, and GS reporting segments. Kforce provides flexible staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida and 59 field offices located throughout the United States. As of September 30, 2017, Kforce employed nearly 2,600 associates and over 11,000 consultants on assignment.
Kforce serves clients from the Fortune 1000, the Federal Government, state and local governments, local and regional companies and small to mid-sized companies.
We continue to make progress in our key strategic focus areas including:
•Continuing to align our revenue-generating talent to the markets, products, industries and clients that we believe present Kforce with the greatest opportunity for profitable revenue growth.
•Improving the productivity of our revenue-generating talent by enhancing our sales methodologies and processes as well as our delivery process in a manner we believe will allow us to better evaluate business opportunities and demonstrate the value we are bringing and enhancing the relationships with our clients and candidates.
•Implementing new and upgrading existing technologies that should allow us to more effectively and efficiently serve our clients, candidates and consultants and improve the productivity and scalability of our organization including the completion of the deployment of our new customer relationship management system in the third quarter of 2017.
We believe that our portfolio of service offerings, which are focused in Tech and FA (which we anticipate to be areas of expected growth), are a key contributor to our long-term financial stability.
Industry Economic Factors
Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional workers in the U.S. and, conversely, an economic slowdown results in a contraction in demand for additional workers in the U.S. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2017, based on data published by the Bureau of Labor Statistics (“BLS”) and Staffing Industry Analysts (“SIA”). The penetration rate (the percentage of temporary staffing to total employment) reached a record high of 2.08% in September 2017. While the health of the macro-employment picture was uncertain at times during 2016 and through 2017, it generally has shown continuous improvement, with the unemployment rate at 4.2% as of September 2017, and non-farm payroll expanding approximately 91 thousand jobs per month in the period July through September 2017. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was at 2.3% in September 2017. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating. Management believes that the tepid growth in the overall U.S. economy, the recent change in administration, and the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of the total workforce as employers may be reluctant to increase permanent hiring. If the penetration rate of temporary staffing grows in the coming months and years, we believe our Flex revenues may grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, specialty staffing in particular or our future performance.

Three and Nine Months Ended September 30, 2017 and 2016
Net Service Revenues. The following table presents, as a percentage of net service revenues, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net service revenues by segment:
Tech	67.2%	67.0%	66.9%	67.1%
FA	25.0	25.0	25.7	25.3
GS	7.8	8.0	7.4	7.6
Net service revenues	100.0%	100.0%	100.0%	100.0%
Revenues by type:
Flex	96.4%	96.1%	96.3%	96.1%
Direct Hire	3.6	3.9	3.7	3.9
Net service revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	30.6%	31.3%	30.1%	31.1%
Selling, general and administrative expenses	24.0%	26.1%	24.5%	26.0%
Depreciation and amortization	0.6%	0.6%	0.6%	0.7%
Income before income taxes	5.6%	4.4%	4.6%	4.1%
Net income	3.0%	2.7%	2.7%	2.4%
The following table presents net service revenues for Flex and Direct Hire by segment and the percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech
Flex	$224,148	1.7%	$220,376	$663,778	2.0%	$650,997
Direct Hire	5,133	(0.3)%	5,148	15,917	1.6%	15,673
Total Tech revenues	$229,281	1.7%	$225,524	$679,695	2.0%	$666,670
FA
Flex	$78,209	2.5%	$76,290	$239,196	4.7%	$228,365
Direct Hire	7,016	(10.4)%	7,828	21,590	(7.9)%	23,442
Total FA revenues	$85,225	1.3%	$84,118	$260,786	3.6%	$251,807
GS
Flex	$26,547	(1.0)%	$26,818	$74,873	(0.5)%	$75,231
Total GS revenues	$26,547	(1.0)%	$26,818	$74,873	(0.5)%	$75,231

Total Flex revenues	$328,904	1.7%	$323,484	$977,847	2.4%	$954,593
Total Direct Hire revenues	12,149	(6.4)%	12,976	37,507	(4.1)%	39,115
Total net service revenues	$341,053	1.4%	$336,460	$1,015,354	2.2%	$993,708

Our quarterly operating results are affected by the number of billing days in a quarter, which is provided in the table below. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q3 2017	Q2 2017	Q1 2017	Q4 2016	Q3 2016
Tech Flex	3.3%	1.5%	2.7%	1.4%	(2.7)%
Tech Direct Hire	1.3%	9.3%	(4.1)%	(13.1)%	(10.2)%
Total Tech	3.3%	1.7%	2.5%	1.1%	(2.8)%
FA Flex	4.1%	4.3%	7.5%	2.1%	(0.5)%
FA Direct Hire	(9.0)%	(2.4)%	(11.7)%	(15.4)%	(6.9)%
Total FA	2.9%	3.6%	5.8%	0.4%	(1.2)%
Total Staffing (Total Tech and FA)	3.2%	2.2%	3.4%	0.9%	(2.4)%
GS	0.6%	(6.4)%	6.6%	4.0%	10.1%
Total Firm	3.0%	1.6%	3.7%	1.1%	(1.5)%

Billing Days	63	64	64	61	64
Flex Revenues. The primary drivers of Flex revenues are the number of consultant hours worked, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenues for our largest segment, Tech, increased during the three and nine months ended September 30, 2017 by 3.3% and 2.5% on a billing day basis, respectively, as compared to the same periods in 2016. The secular drivers of technology spend have remained intact with many companies now becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. We expect Tech Flex revenues to increase sequentially and on a year-over-year basis (as adjusted for billing days) in the fourth quarter of 2017 and for the year-over-year growth rate to accelerate.
Our FA segment experienced an increase in Flex revenues of 4.1% and 5.3% on a billing day basis during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. We expect FA Flex revenues to increase sequentially but may be down on a year-over-year basis (as adjusted for billing days) in the fourth quarter of 2017.
Our GS segment experienced an increase in revenues of 0.6% on a billing day basis for the three months ended September 30, 2017 and remained stable on a billing day basis during the nine months ended September 30, 2017, as compared to the same periods in 2016. The year-over-year increase in the third quarter of 2017 was due to growth in service revenues as a result of recent prime contract wins, partially offset by a decline in our product-based business due to timing of orders and shipments. We expect GS revenues to increase sequentially and on a year-over-year basis in the fourth quarter of 2017.
The following table presents the key drivers for the change in Flex revenues for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Tech	FA	Tech	FA
Volume (hours worked)	$2,976	$138	$13,153	$5,998
Bill rate	900	1,754	(30)	4,760
Billable expenses	(104)	27	(342)	73
Total change in Flex revenues	$3,772	$1,919	$12,781	$10,831

The following table presents total Flex hours for our Tech and FA segments and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	3,299	1.4%	3,254	9,778	2.0%	9,583
FA	2,347	0.2%	2,343	7,213	2.6%	7,028
Total hours	5,646	0.9%	5,597	16,991	2.3%	16,611
As the GS segment primarily provides integrated business solutions (both as a prime and subcontractor) as compared to staffing services, Flex hours are not presented above.
Direct Hire Revenues. The primary drivers of Direct Hire revenues are the number of placements and the placement fee. Direct Hire revenues also include conversion revenues, which occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement for a fee. Our GS segment does not make permanent placements.
Direct Hire revenues decreased 6.4% during the three months ended September 30, 2017, as compared to the same period in 2016, and decreased 4.1% during the nine months ended September 30, 2017 as compared to the same period in 2016.
The following table presents the key drivers for the change in Direct Hire revenues for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Tech	FA	Tech	FA
Volume (number of placements)	$114	$(789)	$(276)	$(1,855)
Placement fee	(129)	(23)	520	3
Total change in Direct Hire revenues	$(15)	$(812)	$244	$(1,852)
The following table presents total placements for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	303	2.0%	297	914	(1.8)%	931
FA	578	(10.1)%	643	1,764	(7.9)%	1,915
Total placements	881	(6.3)%	940	2,678	(5.9)%	2,846
The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	$16,917	(2.5)%	$17,343	$17,406	3.4%	$16,837
FA	12,139	(0.2)%	12,169	12,242	—%	12,240
Total average placement fee	$13,784	(0.1)%	$13,802	$14,005	1.9%	$13,744

Gross Profit. Gross profit on Flex revenues is determined by deducting the direct cost of services (primarily consultant payroll wages, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from Flex revenues. In addition, there are no consultant payroll costs associated with Direct Hire placements, thus all Direct Hire revenues increase gross profit by the full amount of the fee.
The following table presents the gross profit percentage (gross profit as a percentage of revenues) for each segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	28.6%	(1.0)%	28.9%	28.3%	(2.4)%	29.0%
FA	34.9%	(3.6)%	36.2%	34.4%	(4.4)%	36.0%
GS	34.3%	(5.8)%	36.4%	31.4%	(5.7)%	33.3%
Total gross profit percentage	30.6%	(2.2)%	31.3%	30.1%	(3.2)%	31.1%
The change in our gross profit percentage for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, is primarily the result of a decline in our Flex gross profit and a decline in the overall mix of Direct Hire and Flex revenues.
Our Flex gross profit percentage (Flex gross profit as a percentage of Flex revenues) provides management with helpful insight into the other drivers of total gross profit percentage such as changes in volume evidenced by changes in hours billed for our Flex businesses and changes in the spread between the bill rate and pay rate for Flex. As noted above, our GS segment does not make permanent placements; as a result, the GS Flex gross profit percentage is the same as its gross profit percentage.
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Tech	27.0%	(0.7)%	27.2%	26.6%	(2.6)%	27.3%
FA	29.0%	(2.0)%	29.6%	28.5%	(3.4)%	29.5%
GS	34.3%	(5.8)%	36.4%	31.4%	(5.7)%	33.3%
Total Flex gross profit percentage	28.0%	(2.1)%	28.6%	27.4%	(3.2)%	28.3%
The decrease in Flex gross profit percentage of 60 and 90 basis points for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 was due primarily to compression in the spread between our bill rates and pay rates and higher benefit costs. Kforce continues to focus on optimizing the spread between bill rates and pay rates by providing our associates with tools, training, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
On a sequential basis, spreads in our Tech and FA Flex businesses improved in the third quarter of 2017, which we believe is a result of our focus on pricing strategies, enhanced training and active monitoring. We expect that the spread between our bill rates and pay rates may continue to be under pressure due to client pricing pressure, talent shortages as well as the potential for consultant wage inflation. In order to mitigate these factors, we are focused on initiatives that may mitigate market pressures.

The following table presents the key drivers for the change in Flex gross profit for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Tech	FA	Tech	FA
Volume (hours worked)	$1,027	$568	$3,484	$3,190
Bill rate	(625)	(486)	(4,637)	(2,367)
Total change in Flex gross profit	$402	$82	$(1,153)	$823
SG&A Expenses. For the three and nine months ended September 30, 2017, total compensation, commissions, payroll taxes, and benefit costs as a percentage of SG&A represented 86.2% and 84.9%, respectively, as compared to 86.0% and 85.2%, respectively, for the comparable periods in 2016. Commissions and other bonus incentives for our revenue-generating talent (and related payroll taxes and benefit costs) are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents components of SG&A as a percentage of total net service revenues (in thousands):

	2017	% of Revenues	2016	% of Revenues
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$70,655	20.7%	$75,527	22.4%
Other (1)	11,266	3.3%	12,276	3.7%
Total SG&A	$81,921	24.0%	$87,803	26.1%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$211,551	20.8%	$220,453	22.2%
Other (1)	37,554	3.7%	38,279	3.8%
Total SG&A	$249,105	24.5%	$258,732	26.0%

(1)	Balances in “other” include bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of net service revenues decreased 210 and 150 basis points for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The decrease was related to the $6.0 million in severance costs recognized during the nine months ended September 30, 2016 associated with realignment activities focused on streamlining our organization. Additionally, during the nine months ended September 30, 2017, Kforce recorded a $3.3 million gain on sale of Global’s assets. Overall, compensation costs are lower on a year-over-year basis as a result of previous realignment activities and improved associate productivity levels during 2017.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Increase (Decrease)	2016	2017	Increase (Decrease)	2016
Fixed asset depreciation (1)	$1,761	6.6%	$1,652	$5,248	5.6%	$4,969
Capitalized software amortization	263	(12.9)%	302	706	(40.1)%	1,179
Intangible asset amortization	86	(28.9)%	121	259	(48.8)%	506
Total depreciation and amortization	$2,110	1.7%	$2,075	$6,213	(6.6)%	$6,654

(1)	Fixed asset depreciation includes amortization of capital leases.

Other Expense, Net. Other expense, net for the three and nine months ended September 30, 2017 was $1.4 million and $3.9 million, respectively, and consists primarily of interest expense related to outstanding borrowings under our credit facility. Other expense, net for the three and nine months ended September 30, 2016 was $0.8 million and $2.3 million, respectively, and consists primarily of interest expense related to outstanding borrowings under our previous credit facility. The increase on a year-over-year basis is driven by higher levels of outstanding borrowings under our credit facility and the acceleration of unamortized deferred financing costs related to our previous credit facility of $0.4 million for the nine months ended September 30, 2017.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective rate”) for the nine months ended September 30, 2017 and 2016 was 41.3% and 42.9%, respectively. Kforce’s effective rate during the three and nine months ended September 30, 2017 was negatively impacted by a $1.6 million valuation allowance placed on our foreign tax credit deferred tax asset that we expect may not be realizable as a result of the sale of Global’s assets. This was partially offset by a positive impact due to the adoption of the recently adopted share-based compensation accounting standard whereby excess tax benefits are recognized as a direct impact to income tax expense. The effective rate excluding these impacts would have been 38.4%. Kforce’s effective rate during the nine months ended September 30, 2016 was negatively impacted by certain one-time non-cash adjustments; the effective rate excluding these adjustments would have been 38.8%.
Non-GAAP Financial Measures
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
The following table presents Free Cash Flow (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net income	$27,145	$23,534
Non-cash provisions and other	15,542	15,660
Changes in operating assets/liabilities	(37,038)	(9,530)
Net cash provided by operating activities	5,649	29,664
Capital expenditures	(5,424)	(9,409)
Free cash flow	225	20,255
Proceeds from sale of Global's assets	1,000	—
Change in debt	14,553	20,858
Repurchases of common stock	(4,226)	(31,787)
Cash dividend	(9,125)	(9,397)
Other	(3,206)	(501)
Change in cash	$(779)	$(572)

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
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2017	2016
Three Months Ended September 30,
Net income	$10,099	$9,020
Depreciation and amortization	2,165	2,102
Stock-based compensation expense	1,798	1,336
Interest expense, net	1,295	757
Income tax expense	8,881	5,704
Adjusted EBITDA	$24,238	$18,919

Nine Months Ended September 30,
Net income	$27,145	$23,534
Depreciation and amortization	6,373	6,702
Stock-based compensation expense	5,667	5,042
Interest expense, net	3,813	2,291
Income tax expense	19,060	17,654
Adjusted EBITDA	$62,058	$55,223

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our Credit Facility. At September 30, 2017, Kforce had $171.1 million in working capital compared to $135.4 million at December 31, 2016.
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) generating positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) maintaining an appropriate outstanding balance on our Credit Facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) having sufficient liquidity for the possibility of completing an acquisition.

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
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$5,649	$29,664
Investing activities	(4,424)	(9,409)
Financing activities	(2,004)	(20,827)
Net decrease in cash and cash equivalents	$(779)	$(572)
Operating Activities
Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our employee and consultant compensation, which includes base salary, commissions and bonuses. When comparing cash flows from operating activities, the decrease in cash provided by operating activities during the nine months ended September 30, 2017 as compared to the same period in 2016 is primarily a result of the timing in collections of accounts receivable and accelerating revenue growth.
Investing Activities
Capital expenditures for the nine months ended September 30, 2017 and 2016 were $5.4 million and $9.4 million, respectively, which excludes equipment acquired under capital leases. We expect to continue selectively investing in our infrastructure in order to support the expected future growth in our business and evolution of our operating model. We believe that we have sufficient cash and availability under the Credit Facility to make any expected necessary capital expenditures in the foreseeable future. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.
During the three and nine months ended September 30, 2017, Kforce completed the sale of Global’s assets and received an initial $1.0 million in cash proceeds.
Financing Activities
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Nine Months Ended
	September 30,
	2017 (1)	2016 (2)
Open market repurchases	$2,077	$30,080
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	2,149	1,707
	$4,226	$31,787

(1)	The open market repurchases during the nine months ended September 30, 2017 includes $0.9 million related to the settlement of 2016 repurchases.

(2)	The open market repurchases during the nine months ended September 30, 2016 includes $1.0 million related to the settlement of 2015 repurchases.

During the nine months ended September 30, 2017 and 2016, Kforce declared and paid three quarterly dividends of $9.1 million, or $0.36 per share, and $9.4 million, or $0.36 per share, respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s financial performance and its legal ability to pay dividends.
Credit Facility
See Note E – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility. Under the Credit Facility, the Firm will have a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million, which will be available to the Firm in the form of revolving credit loans, swingline loans, and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. As of September 30, 2017, $126.1 million was outstanding and $170.4 million was available, subject to the covenants described below, under the Credit Facility. As of December 31, 2016, $111.5 million was outstanding under the previous credit facility.
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of September 30, 2017, Kforce was not limited in making distributions and executing repurchases of its equity securities.
Stock Repurchases
As of December 31, 2016, $50.7 million of the Board-authorized common stock repurchase program remained available for future repurchases. During the nine months ended September 30, 2017, Kforce repurchased approximately 74 thousand shares of common stock on the open market at a total cost of approximately $1.4 million. As of September 30, 2017, $49.3 million remained available for future open market repurchases under the Board-authorized repurchase program.
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
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. (the “Swap”) to mitigate the risk of rising interest rates on the Firm’s financial statements. The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The effective date of the Swap is May 31, 2017 and the maturity date is April 29, 2022. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five.
As of September 30, 2017, we had $126.1 million outstanding under our Credit Facility. A hypothetical 10% increase in the interest rates in effect as of September 30, 2017 would not have a material effect on our consolidated financial statements.
Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois; Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of a putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. On October 24, 2017, the presiding judge granted preliminary approval of a resolution of this matter.  The judge will consider final approval of the parties’ resolution on February 15, 2018.  We do not expect this matter to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	—	$—	—	$50,719,471
August 1, 2017 to August 31, 2017	7,475	$17.70	—	$50,719,471
September 1, 2017 to September 30, 2017	74,255	$19.23	74,255	$49,291,378
Total	81,730	$19.09	74,255	$49,291,378

(1)	Includes 7,475 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period August 1, 2017 through August 31, 2017.
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

Kforce Inc.
(Registrant)

Date: November 1, 2017	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2017	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)