Form 10-K
period 2017-12-31
KFORCE INC
filed 2018-02-23
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 000-26058
_____________________________________________________________________________
 KFORCE INC.
(Exact name of Registrant as specified in its charter)
_____________________________________________________________________________

FLORIDA	59-3264661
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

1001 EAST PALM AVENUE, TAMPA, FLORIDA	33605
Address of principal executive offices	Zip Code
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 552-5000
_____________________________________________________________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
_____________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was $456,834,762. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 21, 2018 was 26,213,133.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 24, 2018 (“Proxy Statement”)	Part III

KFORCE INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions, divestitures and investments, effects of interest rate variations, financing needs or plans, estimates concerning the effects of litigation or other disputes, estimates concerning our ability to collect on our trade accounts receivable, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, estimates concerning goodwill impairment, delays or termination or the failure to obtain awards, task orders or funding under contracts, changes in client demand for Firm services as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date of this report. Kforce undertakes no obligation to update any forward-looking statements.

PART I
ITEM 1.     BUSINESS.
Company Overview
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to clients through the following segments: Technology (“Tech”), Finance and Accounting (“FA”), and Government Solutions (“GS”). Kforce provides staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida and 59 field offices located throughout the U.S. Kforce was incorporated in 1994 but its predecessor companies have been providing staffing services since 1962. Kforce completed its Initial Public Offering in August 1995.
Kforce serves clients across many industries, geographies and our clients range in size from small to mid-sized companies to the largest companies in the Fortune 1000. We also provide services and solutions to the Federal Government as well as state and local governments, as a prime contractor and subcontractor. For perspective, our 10 largest clients represented approximately 25% of revenues and no single client accounted for more than 6% of revenues for the year ended December 31, 2017.
Substantially all of our revenues are derived from U.S. domestic operations. Kforce Global Solutions, Inc., (“Global”) a wholly-owned subsidiary located in the Philippines, has historically contributed approximately 1% of net service revenues and was included in our Tech segment. In September 2017, we completed the sale of Global’s assets. This sale did not meet the definition of discontinued operations.
Our periodic operating results can be affected by:

•	the number of billing days in a particular quarter,

•	seasonality in our clients’ businesses,

•	increased holidays and vacation days taken, which is usually highest in the fourth quarter of each calendar year, and

•
increased costs as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each calendar year, which negatively impacts our gross profit and overall profitability in the first fiscal quarter of each calendar year.

The following charts depict the percentage of our total revenues for each of our segments for the years ended December 31, 2017, 2016 and 2015:
For additional segment financial data see Note 13 – “Reportable Segments” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report.

Tech Segment
Our largest segment, Tech, provides both Flex and Direct Hire services to our clients, focusing primarily on areas of information technology such as systems/applications architecture and development, project management, enterprise data management, business intelligence, artificial intelligence, machine learning, network architecture and security. Within our Tech segment, we provide service to clients in a variety of industries with a strong footprint in the financial services, communications, insurance services and government sectors. Revenues for our Tech segment increased 2.7% to $907.5 million in 2017 with quarterly growth rates accelerating in the second half of 2017 on a year-over-year basis. The average bill rate for our Tech segment in the fourth quarter of 2017 (after the sale of Global’s assets was completed) was approximately $72 per hour. The September 2017 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing is expected to experience growth of 4% in 2018. We believe that the secular drivers of technology spend remain intact with many companies increasingly looking to technology investments to improve internal efficiencies, enhance their customer-facing applications in support of their business strategies and to sustain relevancy in the rapidly changing marketplace. At the macro level, demand is also being driven by an ever-changing and complex corporate regulatory and employment law environment, which increases the overall cost of employment for companies. These factors, among others, are continuing to drive companies to look to temporary staffing providers, such as Kforce, to meet their human capital needs.
An acute challenge within our Tech business is the scarcity of qualified consultants, especially in certain niche skillsets such as cybersecurity, business intelligence, and application developers with less common programming languages.
FA Segment
Our FA segment provides both Flex and Direct Hire services to our clients in areas such as general accounting, business analysis, accounts payable, accounts receivable, financial analysis and reporting, taxation, budget preparation and analysis, mortgage and loan processing, cost analysis, professional administration, outsourced functional support, credit and collections, audit services, and systems and controls analysis and documentation. Within our FA segment, we provide services to clients in a variety of industries with a strong footprint in the financial services, healthcare and government sectors. Revenues for our FA segment increased 2.5% to $346.1 million in 2017 though our growth rates in this segment decelerated in the second half of 2017 on a year-over-year basis as a result of certain client headwinds and large project ends. The average bill rate for our FA segment during 2017 was approximately $33 per hour. The September 2017 report published by SIA stated that finance and accounting temporary staffing is expected to experience growth of 5% in 2018.
While there are some new technical accounting standards and other factors that could result in some macro demand in FA temporary staffing providers, we believe that the relative limited demand stimuli present in the traditional areas of finance and accounting may temper future growth. However, we also believe there continues to be significant demand in outsourced functional support areas, which could result in larger volume opportunities for the Firm.
GS Segment
Our GS segment provides staffing services and solutions to the Federal Government as both a prime contractor and a subcontractor in the fields of information technology and finance and accounting. GS offers integrated business solutions to its clients in areas including but not limited to: information technology infrastructure transformation, healthcare informatics, data and knowledge management and analytics, research and development, audit readiness, financial management and accounting. This segment’s contracts are concentrated among clients, such as the U.S. Department of Veteran Affairs, and the types of services and support that have historically been less likely to be impacted by sequestration threats and budget constraints, though a prolonged government shutdown would be expected to negatively impact GS revenues. Revenues for our GS segment increased 5.7% to $104.3 million in 2017. Our GS segment also includes a product-based business specialized in manufacturing and delivering trauma-training manikins, which accounted for approximately 12% of total GS revenues in 2017. The majority of GS services are supplied to the Federal Government (or through a prime contractor to the Federal Government) through field offices located in the Washington, D.C. metropolitan area and San Antonio and Austin, Texas.
Our backlog represents only those contracts for which funding has been provided for U.S. government contracts and subcontracts, excluding renewal option years. Our backlog was $59.3 million as of December 31, 2017 as compared to $42.9 million as of December 31, 2016.

Flex Revenues
Flex revenues have represented approximately 96% of total revenues over the last three fiscal years. We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that they have the appropriate skills and experience and are the right match for our clients. We utilize a diversified set of recruitment platforms to identify consultants including traditional job boards (both general and niche in nature), Kforce.com, social media sites and passive candidate marketing, where we identify individuals who are currently employed and not actively seeking another position. These consultants can either be directly employed by Kforce, qualified independent contractors or foreign nationals sponsored by Kforce. Our success is dependent upon our internal employees’ (“associates”) ability to: (1) acknowledge, understand and participate in creating solutions for our clients’ needs; (2) determine and understand the experience and capabilities of the consultants being recruited; and (3) ensure excellence in delivering and managing the client-consultant relationship. We believe proper execution by our associates and consultants directly impacts the longevity of the assignments, increases the likelihood of being able to generate repeat business with our clients and fosters a better experience for our consultants, which has a direct correlation to their redeployment.
To gauge our success in providing quality service and support to our clients and consultants, we monitor our client and consultant net promoter scores, which is conducted by an independent third-party provider.
Flex revenues are driven by the number of consultant assignments, total consultant hours billed and pre-established bill rates. Our Flex gross profit is determined by deducting consultant pay, benefits and other related costs from Flex revenues. Associate commissions, related taxes and other compensation and benefits, as well as field management compensation are included in selling, general and administrative expenses (“SG&A”), along with other customary costs such as administrative and corporate compensation. The Flex business model involves attempting to maximize the number of billable consultant hours and bill rates, while managing consultant pay rates and benefit costs, as well as compensation and benefits for our associates.
Direct Hire Revenues
Our Direct Hire business is a significantly smaller, yet an important, part of our business that involves locating qualified individuals (“candidates”) for permanent placement with our clients. We recruit candidates using methods that are consistent with Flex consultants. Candidate searches are generally performed on a contingency basis (as opposed to a retained search), therefore fees are only earned if the candidates are ultimately hired by our clients. The typical fee structure is based upon a percentage of the candidate’s annual compensation in their first year of employment, which is known or can be estimated at the time of placement. There are also occasions where consultants are initially assigned to a client on a temporary basis and are later converted to a permanent placement, for which we may also receive a conversion fee, which are also recognized as Direct Hire revenue.
Direct Hire revenues are driven by the number of candidates placed (or converted) and the associated placement fees and are recognized net of an allowance for “fallouts,” which occur when candidates do not complete the applicable contingency period (typically 90 days or less). There are no consultant payroll costs associated with Direct Hire placements, thus, all Direct Hire revenues increase gross profit by the full amount of the fee. Direct Hire associate commissions, compensation and benefits are included in SG&A.
Industry Overview
The specialty staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. A report published by SIA in 2017 indicated that Kforce is one of the 10 largest publicly-traded specialty staffing firms in the U.S.

Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional temporary workers in the U.S. and, conversely, an economic slowdown results in a contraction in demand for additional temporary workers in the U.S. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2017, based on data published by the Bureau of Labor Statistics (“BLS”) and SIA. The penetration rate (the percentage of temporary staffing to total employment) remained at a record high of 2.1% in December 2017. The unemployment rate was 4.1% as of December 2017 and a total non-farm payroll of approximately 148,000 jobs were added in December 2017. Additionally, the college-level unemployment rate, which we believe serves as a reasonable proxy for professional employment and, as such, is a good data point for the consultant and candidate population that Kforce most typically serves, was at 2.1% in December 2017. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating. Management believes that the overall tepid growth experienced in the U.S. economy during this recovery (despite recent acceleration in GDP growth), the recent change in administration, and the increasing costs and government regulation of employment may be driving a secular shift to an increased use of temporary staff as a percentage of the total workforce as employers may be reluctant to increase permanent hiring. If the penetration rate of temporary staffing grows in the coming months and years, we believe our Flex revenues can continue to grow even in a relatively modest growth macro-economic environment. Kforce remains optimistic about the growth prospects of the temporary staffing industry, the penetration rate, and in particular, our revenue portfolio; however, the economic environment includes uncertainty and volatility and therefore no reliable predictions can be made about the general economy, the staffing industry as a whole, specialty staffing in particular or our future performance.
According to a U.S. Staffing Industry Forecast published by SIA in September 2017, the technology temporary staffing industry and finance and accounting temporary staffing industry are expected to generate projected revenues of $30.9 billion and $8.4 billion, respectively, in 2018 and based on these projected revenues, our market share is approximately 3% and 4%, respectively. Our business strategies are sharply focused around expanding our share of the U.S. temporary staffing industry and further penetrating our existing clients’ human capital needs.
Business Strategies
Our primary objective is to drive long-term shareholder value by achieving above-market revenue growth, making prudent investments to enhance our operating model in terms of efficiency and effectiveness and generating significantly improved levels of operating profitability. We believe the following strategies will help us achieve our objectives.
Improving Productivity of our Talent. We continue to focus on providing our associates with the necessary tools to be more effective and efficient in performing their roles, to better evaluate business opportunities and to allow us to elevate the value we bring to our clients and consultants. In the fourth quarter of 2016, we made a significant investment to enhance our sales methodologies and processes to allow us to better evaluate and shape business opportunities with our clients as well as train our sales associates on this consistent and uniform methodology. Since making this investment, we have been focused on conducting appropriate activities to seek to ensure sustainment of this methodology. We are also implementing new and upgrading existing technologies that we expect should allow us to serve our clients, consultants and candidates more effectively and efficiently and improve the productivity and scalability of our organization. To that end, in the third quarter of 2017, we completed the deployment of our new client relationship management system, which has the elements of our sales methodology embedded within the application.
We have been investing in other areas of technological change including new time and expense applications for our consultants and associates, as well as continued enhancements to our business and data intelligence capabilities. Beginning in 2018, we expect to invest in a new talent relationship management system to leverage our delivery strategies and processes. These investments are part of a multi-year effort to replace and upgrade our technology tools to equip our associates with improved capabilities to deliver exceptional service to our clients, consultants and candidates and improve the productivity of our associates.
Enhancing our Client Relationships. We strive to differentiate ourselves by working collaboratively with our clients to understand their business challenges and help them attain their organizational objectives. This collaboration focuses on building a consultative partnership rather than a transactional client relationship; thus, increasing the intimacy with our clients and improving our ability to offer higher value and a broader array of services and support to our clients. In order to accomplish this, we align our revenue-generating talent with the appropriate clients based on their experience with markets, products and industries.
We measure our success in building long-lasting relationships with our clients using staffing industry benchmarks and surveys conducted by a specialized, independent third-party provider. Our client ratings compare very favorably against staffing industry averages and give us helpful insights directly from our clients on how to continue improving our relationships. We believe long-lasting relationships with our clients is a critical element to our ability to grow revenues.

Improving the Job Seeker Experience. Our consultants are a critical component to our business and essential in sustaining our client relationships. We are focused on effective and efficient processes and tools to find and attract prospective consultants, matching them to a client assignment and supporting them during their tenure with Kforce. Our success in this regard would be expected to positively influence the tenure and loyalty of our consultants and be their “Employer of Choice,” thus enabling us to deliver the highest quality talent to our clients.
We measure the quality of our service to and support of our consultants using staffing industry benchmarks and surveys conducted by a specialized, independent third-party provider. Our consultant ratings, similar to our client ratings, compare very favorably against staffing industry averages and give us helpful insights directly from our consultants on where and how we can continue improving our service during the various phases of our relationship.
Competition
We operate in a highly competitive and fragmented staffing industry comprised of large national and local staffing firms in each of our reporting segments. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national and regional accounting, consulting and advisory firms that offer both solutions and staffing services. However, we believe that our U.S. geographic presence, concentration of service offerings in areas of greatest demand (especially technology), national delivery teams, delivery channels for foreign consultants, longevity of our brand and reputation in the market, along with our dedicated compliance and regulatory infrastructure all provide a competitive advantage.
Many clients utilize Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) for the management and procurement of staffing services. Generally, MSPs and VMOs are organizations that standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMSs can also be provided through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees of 1% to 4% of total service revenues. In addition, the aggregation of services by MSPs for their clients into a single program can result in significant buying power and, thus, pricing power. Therefore, the use of MSPs by our clients has, in certain instances, resulted in margin compression. Kforce does not currently provide MSP or VMO services directly to its clients; rather our strategy has been to work with MSPs, VMOs and VMS providers that enable us to best extend our services to current and prospective clients.
We believe that the principal elements of competition in our industry are quality and availability of associates, candidates and consultants, level of service, effective monitoring of job performance, scope of geographic service and compliance orientation. We also compete for availability of quality, high skilled consultants and candidates, which is especially important to our Tech Flex business. In order to attract consultants and candidates, we place emphasis upon our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility, and permanent placement opportunities, all of which are important to Kforce being the “Employer of Choice.” Because individuals pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals, and focus on our consultant relationship objectives. Additionally, in certain markets, we have experienced significant pricing pressure as a result of our competitors’ pricing strategies. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, which may result in us not being able to effectively compete or choosing to not participate in certain business that does not meet our profitability standard.
Regulatory Environment
Staffing firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship, such as wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements; (3) worker classification regulations and (4) substantive limitations on their operations.
In providing staffing and solution services to the Federal Government, we must comply with complex laws and regulations relating to the formation, administration and performance of Federal Government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose additional costs on our business.
Because we operate in a complex regulatory environment, one of our top priorities is compliance. For more discussion of the potential impact that the regulatory environment could have on Kforce’s financial results, refer to Item 1A. Risk Factors.

Operating Employees and Personnel
As of December 31, 2017, Kforce employed nearly 2,600 associates and had more than 12,000 consultants on assignment providing flexible staffing services and solutions to our clients. Approximately 91% of the consultants are employed directly by Kforce; the other 9% consists of qualified independent contractors. As the employer, Kforce is responsible for the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance, and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for our employees. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.
Insurance
Kforce maintains a number of insurance policies including general commercial, automobile and employers’ liability with excess liability coverage for each. We also maintain workers’ compensation, fidelity, fiduciary, directors and officers, cybersecurity, professional liability, excess health insurance and employment practices liability policies. These policies provide coverage subject to their terms, conditions, limits of liability, and deductibles, for certain liabilities that may arise from Kforce’s operations. There can be no assurance that any of the above policies will be adequate for our needs or that we will maintain all such policies in the future.
Availability of Reports and Other Information
We make available, free of charge, through the Investor Relations page on our website, and by requests addressed to Michael Blackman, Chief Corporate Development Officer, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically submit such materials to the SEC. Our corporate website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document. The SEC also provides reports, proxy and information statements on its website, free of charge, and other information regarding issuers, such as us, that file electronically with the SEC. The SEC’s website is http://www.sec.gov. Information provided on the SEC’s website is not part of this report.
ITEM 1A.     RISK FACTORS.
Kforce faces significant employment-related legal risk.
Kforce employs people internally and in the workplaces of our clients. An inherent risk of such activity includes possible claims of or relating to discrimination and harassment; wrongful termination; violations of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violations of wage and hour requirements and other labor laws; employment of illegal aliens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. In some cases we are contractually obligated to indemnify our clients against such risks. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of defense costs, monetary damages or fines which may be significant, discontinuation of client relationships or other material adverse effects on our business. To reduce our exposure, we maintain policies, procedures and guidelines to promote compliance with laws, rules, regulations and best practices applicable to our business. Even claims without merit could cause us to incur significant expense or reputational harm. We also maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. Courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime-eligible workers and/or failure to pay overtime-eligible workers for all hours worked.

Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people internally and in the workplace of other businesses is that many of these individuals have access to client information systems and confidential information. The risks of such activity include possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, personally identifiable information, funds, or other property; cybersecurity breaches affecting our clients and/or us; or other acts. These risks are particularly significant in our government business. Such acts may result in negative publicity or other material adverse effects on our business. In addition, these occurrences may give rise to litigation, which could be time-consuming and expensive. To reduce our exposure, we maintain policies, procedures and insurance coverage for types and amounts we believe are appropriate in light of the aforementioned exposures. There can be no assurance that the corporate policies and practices we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. In addition, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost.
The U.S. professional staffing industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for staffing services is significantly affected by the general level of economic activity and employment in the U.S. Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. temporary workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. temporary workers. Even without uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulties in forecasting the strength of economic cycles, and the short-term nature of many of our agreements. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off permanent employees. In addition, an economic downturn could result in a reduction in the temporary staffing penetration rate, an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Any substantial economic downturn in the U.S. or global impact on the U.S. could have a material adverse effect on our business, financial condition, and results of operations.
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
We utilize individuals to provide services in connection with our business as qualified third-party independent contractors rather than our direct employees. Heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform our services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in a substantial tax or other liabilities to us.

Our collection, use and retention of personally identifiable information of our associates and consultants create risks that may harm our business.
In the ordinary course of our business, we collect and retain personal information of our associates and consultants and their dependents including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information and continually monitor our systems for potential breaches. However, as our reliance on technology has increased so have the risks posed to our systems, both internal and those managed by third party service providers. It is possible that the controls in place will not be able to prevent the improper disclosure of personally identifiable information of our associates and consultants in the event of a computer virus, system breach or cyber-attack, particularly in light of the increasing sophistication of perpetrators. Employees or third parties (including third parties with substantially greater resources than our own; for example, foreign governments) may be able to circumvent our security measures and acquire or misuse such information, resulting in breaches of privacy, errors in the storage, use or transmission of such information, and an interruption to our operations. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or consultants, harm to our reputation, and regulatory oversight by state or federal agencies.
The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
Kforce may be adversely affected by immigration restrictions and reform.
Our Tech segment utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. The H-1B visa classification that enables U.S. employers to hire qualified foreign nationals is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. The U.S. Citizenship and Immigration Service (“USCIS”) continues to closely scrutinize companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s subcontractors and has issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State, which have recently increased enforcement activities in the program. Vigorous enforcement and/or legislative or executive action relating to immigration could adversely affect our ability to recruit or retain foreign national consultants, and consequently, reduce our supply of skilled consultants and candidates and subject us to fines, penalties and sanctions, or result in increased labor and compliance costs.
Kforce may not be able to recruit and retain qualified consultants and candidates.
Kforce depends upon the abilities of its staff to attract and retain consultants and candidates, particularly technical, professional, and cleared government services individuals, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our methods of attracting qualified consultants and candidates to keep pace with changing client needs and emerging technologies. We expect significant competition for individuals with proven technical or professional skills for the foreseeable future. The supply of available consultants and candidates has been constrained during this economic recovery, especially in our Tech segment. If qualified individuals are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.

Kforce’s success depends upon retaining the services of its management team and key operating employees.
Kforce is highly dependent on its management team and expects that continued success will depend largely upon their efforts, expertise and abilities. The loss of the services of any key executive for any reason could have a material adverse effect upon Kforce. Success also depends upon our ability to identify, develop, incentivize and retain qualified operating employees; particularly management, client servicing, and consultant and candidate recruiting employees. Kforce expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss of some of our key operating employees could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.
Kforce maintains debt which exposes us to interest rate risk and contains restrictive covenants that could trigger prepayment of obligations or additional costs.
We have a credit facility consisting of a revolving line of credit of up to $300.0 million, subject to certain limitations. Borrowings under the credit facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated executed collateral.
Adverse changes in credit markets, including increases in interest rates, could increase our cost of borrowing and/or make it more difficult to refinance our existing indebtedness, if necessary. We have reduced our exposure to rising interest rates by entering into an interest rate hedging arrangement, although this and other arrangements may result in us incurring higher interest expenses than we would have otherwise incurred. If interest rates increase in the absence of such arrangements though, we would need to dedicate more of our cash flow from operations to service our debt.
Kforce is subject to certain affirmative and negative covenants under our credit facility. Our failure to comply with such restrictive covenants could result in an event of default, which, if not cured or waived, could result in Kforce being required to repay the outstanding balance before the due date. If this occurs, we may not be able to repay our debt or we may be forced to refinance on terms not acceptable to us, which could have a material adverse effect on our results of operations and financial condition.
Declines in business or a loss of our major client accounts could have a material adverse effect on our revenues and financial results.
Part of our business strategy includes enhancing our service offerings and relationships with large consumers of temporary staffing, which is intended to enable us to profitably grow our revenues with these clients. However, it also creates the potential for concentrating a significant portion of our revenues among our largest clients and exposes us to increased risks arising from decreases in the volume of business from, the pricing of business with, or the possible loss of business with these clients. Organizational changes occurring within those clients, or a deterioration of their financial condition or business prospects, could reduce their need for our services and result in a significant decrease in the revenues we derive from those clients and could have a material adverse effect on our financial results.
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

New business initiatives and strategic changes may divert management’s attention from normal business operations, which could adversely affect our performance.
New business initiatives and strategic changes in the composition of our business mix can be a diversion to our management’s attention from other business concerns and disruptive to our operations, causing our business and results of operations to suffer materially. Acquisitions and new business initiatives could involve significant unanticipated challenges and risks, including that they may not advance our business strategy, we may not realize our anticipated return on our investment, we may lose key personnel, we may retain unforeseen liabilities, we may experience difficulty in implementing initiatives or integrating acquired operations, or management's attention may be diverted from our other businesses. These events could cause material harm to our business, operating results, or financial condition.
We are exposed to intangible asset risk which could result in future impairment.
We regularly review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test goodwill and indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions; industry and market considerations; increases in labor or other costs that have a negative effect on earnings and cash flows; negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; and other relevant entity-specific events, such as changes in key personnel, strategy, or clients, and sustained decreases in share price. We may be required to record a charge in our financial statements, which could be material, during the period in which we determine an impairment of our acquired intangible assets has occurred, negatively impacting our financial results.
Delays in collecting our trade accounts receivable could adversely affect our business.
We generate a significant amount of trade accounts receivable from our clients. Delays in payments owed to us could have a material adverse effect on our financial condition and cash flows generated by our business. Factors that could cause a delay include business failures, turmoil in the financial and credit markets, sluggish or recessionary U.S. economic conditions, our exposure to clients in high-risk sectors such as the financial services industry, declines in the credit worthiness of our clients, extension in payment terms with our clients and declines in the business of our clients.
Kforce depends on the proper functioning of its information systems.
Kforce is dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the client billing and consultant or vendor payment functions. Kforce’s information systems may not perform as anticipated and are vulnerable to damage or interruption including natural disasters, fire or casualty theft, technical failures, terrorist acts, cybersecurity breaches, power outages, telecommunications failures, physical or software intrusions, computer viruses, employee errors, and similar events. Our corporate headquarters and data center are located in a hurricane-prone area though we have disaster recovery systems for some key information systems, such as billing and payroll, but not for all such key systems. Failure or interruption of our critical information systems may require significant additional capital and management resources to resolve, causing a material adverse effect on our business. Additionally, many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to Kforce as those associated with our internal systems.  We seek to reduce these risks by performing vendor due diligence procedures prior to engaging with any third party vendor who will have access to sensitive data. Additionally, we require audits of the relevant third parties’ information technology processes on an annual basis. However, there can be no assurance that such parties will not experience cybersecurity breaches which could adversely affect our employees, customers and businesses or that our audit or diligence processes will successfully deter or prevent such breach.

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
Cyber attacks or other breaches of network or information technology used by our associates and consultants, as well as risks associated with compliance on data privacy could have an adverse effect on our systems, services, operations and financial results. These attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While we have policies, procedures and systems in place to detect, prevent and deter cyber attacks or other breaches of our networks, techniques used to obtain unauthorized access or cause system interruption change frequently and may not immediately produce signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems or information. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us, our employees or clients. Other results of these incidents could include, but are not limited to, increased cybersecurity protection costs, litigation, regulatory penalties, monetary damages, and reputational damage adversely affecting client or investor confidence.
Significant increases in wages or payroll-related costs could adversely affect Kforce’s business.
Significant increases in wages or the effective rates of any payroll-related costs could have a material adverse effect on Kforce. Kforce is required to pay a number of federal, state, and local payroll and related costs or provide certain benefits such as paid time off, sick leave, unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, related to our employees. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.
Adverse results in tax audits or interpretations of tax laws could adversely impact our business.
Kforce is subject to periodic federal, state, and local tax audits for various tax years. We also need to comply with new, evolving or revised tax laws and regulations. The recently enacted Tax Cuts and Jobs Act (“TCJA”) requires significant interpretation and application of the new law. As additional regulatory guidance is issued and we continue to analyze the application of the new law, we may be required to refine our estimates, which could materially affect our tax obligations and effective tax rate. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.
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
The reputation and relationships that we have established and currently maintain with our clients are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse effect on our operations. In addition, if our performance does not meet our clients’ expectations, our revenues and operating results could be materially harmed.

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
Our failure to keep pace with technological change in our industry will potentially place us at a competitive disadvantage.
Our future success may depend on our ability to successfully keep pace with technological changes and advances occurring across our industry. Our business is reliant on a variety of systems and technologies, including those which support candidate searching and matching, hiring and tracking, order management, billing, and client data analytics. Our success may depend on our ability to keep pace with rapid technological changes in the development and implementation of these services. If our systems become outdated, or if our investments in technology fail to provide the expected results, then we may be unable to maintain our technological capabilities relative to our competitors and our business could be negatively affected.
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
Vendor management services are considered a competitor and increasing use by our clients could affect our relationships.
Increasingly, many clients and potential clients are retaining third parties to provide vendor management services. The third party, or vendor management company, is responsible for retaining companies that will provide temporary information technology personnel to the client. This results in Kforce contracting with such third parties and not directly with the end customer. This change can weaken Kforce’s relationship with its clients, which may make it more difficult to maintain and expand our business with existing customers. In addition, the agreements with vendor management companies are frequently structured as subcontracting agreements, with the vendor management company entering into a services agreement directly with the end customer. As a result, in the event of a bankruptcy of a vendor management company, Kforce’s ability to collect its outstanding receivables and continue to provide services could be adversely affected.
Provisions in Kforce’s articles and bylaws and under Florida law may have certain anti-takeover effects.
Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered Board of Directors (“Board”) and permit the removal of directors only for cause. Additionally, the Board may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances after a change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could have a negative effect on the market price of our common stock.
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

In addition, the stock market in general, especially The NASDAQ Global Select Market (“NASDAQ”) tier, along with market prices for staffing companies, has experienced volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.
Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses.
RISKS RELATED TO OUR GOVERNMENT BUSINESS
Our GS segment is substantially dedicated to contracting with and serving U.S. Federal Government agencies (the “Government Business”). In addition, Kforce supplies services to the Federal Government which poses additional risks to those mentioned previously. Federal contractors, including Kforce, face a number of risks, including but not limited to the following:
Our failure to comply with complex federal procurement laws and regulations could cause us to lose business, incur additional costs, and subject us to a variety of penalties, including suspension and debarment from contracting with the Federal Government.
We must comply with complex laws and regulations relating to the formation, administration, and performance of Federal Government contracts. These laws and regulations create compliance risk, affect how we do business with our federal agency clients, and may impose added costs on our business. If a government review, audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from contracting with Federal Government agencies.
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
Changes in Federal Government fiscal or spending policies could materially adversely affect our Government Business; in particular, our business could be materially adversely affected by decreases in Federal Government spending. In addition, on an annual basis, Congress must approve and the President must sign the appropriation bills that govern spending by each of the federal agencies we support. If Congress is unable to agree on budget priorities and is unable to appropriate funds or pass the annual budget on a timely basis, or a government shutdown were to occur (as happened recently but of a sufficiently short duration to not cause significant harm to our business), there may be delays, reductions or cessations of funding for our services and solutions. In addition, from time to time it has been necessary for Congress to raise the U.S. debt ceiling in order to allow for borrowing necessary to fund government operations. If that becomes necessary again and Congress fails to raise the debt ceiling on a timely basis, there may be delays, reductions or cessations of funding for our services and solutions. Furthermore, legislatively mandated cuts in federal programs, known as sequestration, could result in delays, reductions or cessation of funding for our services and solutions.
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
Like all government contractors, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by our employees could include intentional or unintentional failures to comply with Federal Government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could materially adversely affect our business.
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
For many of our contracts where we are the prime contractor, we involve subcontractors, which we rely on to perform a portion of the services that we must provide to our clients. There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed or client concerns about the subcontractor’s performance. In addition, the contracting parties on which we rely may be affected by changes in the economic environment and constraints on available financing to meet their performance requirements or provide needed supplies on a timely basis. A failure by one or more of those contracting parties to provide the agreed-upon supplies or perform the agreed-upon services on a timely basis may affect our ability to perform our obligations.
We are the subcontractor on many of our contracts and if we, or the applicable prime contractors, fail to appropriately perform our and their obligations, our financial condition may be harmed.
For many of our contracts, we are a subcontractor, and we therefore rely on the applicable prime contractor to secure contracts when they are put up for bid for a renewal or a new contract.  There is a risk that the applicable prime contractor is unable to secure such bids for a number of reasons, including the prime contractor’s quality and timeliness of services, financial condition, and relationships with the Federal Government.  In addition, there are risks that we are unable to provide such subcontractor services with the quality and timeliness demanded by the prime contractor or the ultimate end-client.  Any failure by the applicable prime contractor to secure contracts or by us to perform adequately could materially adversely affect our business.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.     PROPERTIES.
We own our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space. In addition, as of December 31, 2017, we leased approximately 334,000 square feet of total office space in 59 field offices located throughout the U.S., with lease terms ranging from three to five-years although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year.
Although additional field offices may be established based on the requirements of our operations, we believe that our facilities are adequate for our current needs, and we do not expect to materially expand or contract our facilities in the foreseeable future.
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

On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois; Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of a putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. On February 15, 2018, the judge granted final approval of the parties’ agreed resolution and the case will be dismissed following implementation of the parties’ settlement. This matter was resolved without any material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock trades on the NASDAQ using the ticker symbol “KFRC”. The following table sets forth, for the periods indicated, the high and low intra-day sales price of our common stock, as reported on the NASDAQ. These prices represent inter-dealer quotations without retail markups, markdowns or commissions, and may not represent actual transactions.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2017
High	$26.95	$24.30	$20.65	$26.75
Low	$21.28	$17.45	$16.75	$19.10
2016
High	$25.00	$20.40	$20.55	$24.25
Low	$14.87	$15.78	$16.22	$15.95
From January 1, 2018 through February 21, 2018, the high and low intra-day sales price of our common stock was $28.94 and $23.80, respectively. On February 21, 2018, the last reported sale price of our common stock on the NASDAQ was $28.20 per share.
Holders of Common Stock
As of February 21, 2018, there were approximately 158 holders of record.
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
During the years ended December 31, 2017 and 2016, Kforce declared and paid a dividend of $0.12 in each quarter for all outstanding shares of common stock. Kforce currently expects to continue to declare and pay quarterly dividends of a similar amount. However, the declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance and our legal ability to pay dividends. There can be no assurances that dividends will be paid in the future.

Purchases of Equity Securities by the Issuer
The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	155,279	$20.24	155,279	$46,148,526
November 1, 2017 to November 30, 2017	19,997	$24.12	12,364	$45,862,824
December 1, 2017 to December 31, 2017	379,730	$25.83	283,662	$38,480,203
Total	555,006	$24.20	451,305	$38,480,203

(1)	Includes 7,633 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period November 1, 2017 to November 30, 2017.

(2)	Includes 96,068 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period December 1, 2017 to December 31, 2017.
ITEM 6.     SELECTED FINANCIAL DATA.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2017 (1)	2016 (2)	2015	2014 (3)	2013 (3)(4)(5)
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net service revenues	$1,357,940	$1,319,706	$1,319,238	$1,217,331	$1,073,728
Gross profit	408,056	408,499	414,114	374,581	344,376
Selling, general and administrative expenses	331,172	340,742	330,034	314,966	307,339
Goodwill impairment	—	—	—	—	14,510
Depreciation and amortization	8,255	8,701	9,831	9,894	9,846
Other expense, net	4,535	3,101	2,577	1,764	1,752
Income from continuing operations, before income taxes	64,094	55,955	71,672	47,957	10,929
Income tax expense	30,809	23,182	28,848	18,559	5,635
Income from continuing operations	33,285	32,773	42,824	29,398	5,294
Income from discontinued operations, net of tax	—	—	—	61,517	5,493
Net income	$33,285	$32,773	$42,824	$90,915	$10,787
Earnings per share – basic, continuing operations	$1.32	$1.26	$1.53	$0.94	$0.16
Earnings per share – diluted, continuing operations	$1.30	$1.25	$1.52	$0.93	$0.16
Earnings per share – basic	$1.32	$1.26	$1.53	$2.89	$0.32
Earnings per share – diluted	$1.30	$1.25	$1.52	$2.87	$0.32
Weighted average shares outstanding – basic	25,222	26,099	27,910	31,475	33,511
Weighted average shares outstanding – diluted	25,586	26,274	28,190	31,691	33,643
Dividends declared per share	$0.48	$0.48	$0.45	$0.41	$0.10

	As of December 31,
	2017	2016	2015	2014	2013
	(IN THOUSANDS)
Working capital	$161,726	$135,353	$122,270	$125,246	$108,251
Total assets	$384,304	$365,421	$351,822	$363,922	$347,768
Total outstanding borrowings on credit facility	$116,523	$111,547	$80,472	$93,333	$62,642
Total long-term liabilities	$166,308	$160,332	$124,449	$130,351	$100,562
Stockholders’ equity	$134,277	$121,736	$139,627	$139,388	$157,233

(1)
The TCJA was enacted in December 2017, which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% beginning in 2018. As a result, we revalued our net deferred income tax assets and recorded $5.4 million of additional income tax expense during the year ended December 31, 2017.

(2)	During 2016, Kforce incurred approximately $6.0 million in severance costs associated with realignment activities focused on further streamlining our organization which were recorded in SG&A.

(3)
During 2014, Kforce disposed of Kforce Healthcare, Inc. (“KHI”), a wholly-owned subsidiary of Kforce Inc. The results of operations for KHI have been presented as discontinued operations for the years ended December 31, 2014 and 2013.

(4)
Kforce recognized a $14.5 million goodwill impairment charge related to the GS reporting unit during 2013. The tax benefit associated with this impairment charge was $5.2 million resulting in an after-tax impairment charge of $9.3 million.

(5)
During 2013, Kforce commenced a plan to streamline its structure through an organizational realignment and incurred severance and termination-related expenses of $7.1 million which were recorded within SG&A. In connection with the realignment and succession planning, the Kforce’s Compensation Committee approved discretionary bonuses of $3.6 million paid to a broad group of senior management during the fourth quarter of 2013.

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – An executive summary of our results of operations for 2017.

•
Results of Operations – An analysis of Kforce’s consolidated results of operations for the three years presented in the consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – An analysis of cash flows, credit facility, off-balance sheet arrangements, stock repurchases, contractual obligations and commitments.

•
Critical Accounting Estimates – A discussion of the accounting estimates that are most critical to aid in fully understanding and evaluating our reported financial results and that require management’s most difficult, subjective or complex judgments.

•	New Accounting Standards – A discussion of recently issued accounting standards and the potential impact on our consolidated financial statements.

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights for 2017, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.

•	Net service revenues increased 2.9% to $1.36 billion in 2017 from $1.32 billion in 2016. Net service revenues increased 2.7% for Tech, 2.5% for FA and 5.7% for GS.

•
Flex revenues increased 3.2% to $1.31 billion in 2017 from $1.27 billion in 2016. Flex revenues increased 2.8%, 3.6% and 5.7% for Tech, FA and GS, respectively. Quarterly year-over-year growth rates in Tech Flex, our largest segment, accelerated in the second half of 2017.

•	Direct Hire revenues decreased 5.4% to $47.7 million in 2017 from $50.4 million in 2016.

•
Flex gross profit margin decreased 70 basis points to 27.5% in 2017 from 28.2% in 2016. Flex gross profit margin decreased 60 basis points for Tech, 90 basis points for FA and 150 basis points for GS. These margin decreases were primarily a result of compression in the spread between our bill rates and pay rates, higher health insurance costs and the impact of Hurricanes Harvey and Irma. In the second half of 2017, we made progress in partially mitigating the spread compression we experienced in the first half of 2017 through increased pricing discipline and other operational programs.

•
SG&A expenses as a percentage of revenues for the year ended December 31, 2017 decreased to 24.4% from 25.8% in 2016. The 140 basis point decrease was driven primarily by $6.0 million in severance costs recognized in 2016 related to realignment activities, improving associate productivity levels in 2017 and overall continued discipline in areas such as travel and office related expenses. These benefits were partially offset by an increase in information technology investments.

•
Additionally, during 2017, Kforce completed the sale of Global’s assets and recorded a $3.3 million gain within SG&A. Prior to the sale, Global generated approximately $2.5 million in Tech Flex revenue per quarter.

•
Net income for the year ended December 31, 2017 increased 1.6% to $33.3 million from $32.8 million in 2016 and diluted earnings per share for the year ended December 31, 2017 increased to $1.30 from $1.25 per share in 2016, primarily driven by the SG&A items described above.

•	During 2017, Kforce repurchased 526 thousand shares of common stock on the open market at a total cost of approximately $12.2 million.

•	The Firm declared and paid dividends totaling $0.48 per share during the year ended December 31, 2017, resulting in a total cash payout of $12.1 million.

•
The Firm entered into a new credit facility on May 25, 2017, which, among other things, increased our borrowing capacity by $130.0 million to $300.0 million. The total amount outstanding under the credit facility increased $5.0 million to $116.5 million as of December 31, 2017 as compared to $111.5 million as of December 31, 2016. This increase was primarily driven by lower than anticipated operating cash flows as a result of an increase in accounts receivable due to our revenue growth, timing of collections and certain clients extending payment terms.

•
The Firm entered into a forward-starting interest rate swap agreement on April 21, 2017 to mitigate the risk of rising interest rates. The notional amount of the interest rate swap (the “Swap”) is $65.0 million for the first three years and decreases to $25.0 million for years four and five. The fair value of our Swap as of December 31, 2017 was a $0.5 million asset.

RESULTS OF OPERATIONS
In 2017, we continued to make progress on our strategic initiatives including:

•
Implementing new and upgrading existing technologies that we believe will allow us to more effectively and efficiently serve our clients, consultants and candidates and improve the productivity of our people and scalability of our organization. We completed the deployment of our new customer relationship management system during 2017 and made significant progress towards the implementation of other technology initiatives related to our consultant time and expense management process, associate expense reimbursement, business and data intelligence applications among other areas, which we expect to benefit us in 2018 and beyond. We also laid the foundation during 2017 for future technology initiatives.

•
Continuing to align our revenue-generating talent to the markets, products, industries and clients that we believe present Kforce with the greatest opportunity for profitable revenue growth. During 2017, we further optimized the alignment of our revenue-generating and revenue-enabling organizations to enhance our efficiency and effectiveness in serving our clients, consultants and candidates. We also conducted sustainment activities related to our enhanced sales methodology that was rolled out in the fourth quarter of 2016.

During the third quarter of 2017, our results of operation were adversely impacted by Hurricanes Harvey and Irma and, more importantly, the devastation felt by our associates, clients and consultants was significant. We made the decision to prioritize the care and safety of our core associates and consultants by continuing to compensate them while our clients were closed and provided additional support for those with more critical needs. We also more broadly supported the recovery efforts with a pledge of $1.0 million in charitable contributions to support these efforts. The combined impact to our earnings per share was $0.04 during 2017.
Net Service Revenues. The following table presents certain items in our Consolidated Statements of Operations and Comprehensive Income as a percentage of net service revenues for the years ended:

	December 31,
	2017	2016	2015
Revenues by segment:
Tech	66.8%	66.9%	67.9%
FA	25.5	25.6	24.7
GS	7.7	7.5	7.4
Net service revenues	100.0%	100.0%	100.0%
Revenues by type:
Flex	96.5%	96.2%	95.9%
Direct Hire	3.5	3.8	4.1
Net service revenues	100.0%	100.0%	100.0%
Gross profit	30.0%	31.0%	31.4%
Selling, general and administrative expenses	24.4%	25.8%	25.0%
Depreciation and amortization	0.6%	0.7%	0.7%
Income from operations	5.1%	4.5%	5.6%
Income before income taxes	4.7%	4.2%	5.4%
Net income	2.5%	2.5%	3.2%

The following table presents net service revenues for Flex and Direct Hire by segment and percentage change from the prior period for the years ended December 31 (in thousands):

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Tech revenues
Flex revenues	$887,675	2.8%	$863,434	(1.2)%	$873,609
Direct Hire revenues	19,836	(1.0)%	20,043	(10.3)%	22,333
Total Tech revenues	$907,511	2.7%	$883,477	(1.4)%	$895,942
FA revenues
Flex revenues	$318,294	3.6%	$307,245	4.4%	$294,186
Direct Hire revenues	27,841	(8.3)%	30,356	(4.4)%	31,738
Total FA revenues	$346,135	2.5%	$337,601	3.6%	$325,924
GS revenues
Flex revenues	$104,294	5.7%	$98,628	1.3%	$97,372
Total GS revenues	$104,294	5.7%	$98,628	1.3%	$97,372

Total Flex revenues	$1,310,263	3.2%	$1,269,307	0.3%	$1,265,167
Total Direct Hire revenues	47,677	(5.4)%	50,399	(6.8)%	54,071
Total Net service revenues	$1,357,940	2.9%	$1,319,706	—%	$1,319,238

Certain quarterly revenue trends are referred to in discussing annual comparisons. Our quarterly operating results are affected by the number of billing days in a quarter. The following 2017 quarterly information is presented for informational purposes only (in thousands, except Billing Days).

	Three Months Ended
	December 31		September 30		June 30		March 31
	Revenues	Year-Over-Year Revenue Growth Rates (Per Billing Day)	Revenues	Year-Over-Year Revenue Growth Rates (Per Billing Day)	Revenues	Year-Over-Year Revenue Growth Rates (Per Billing Day)	Revenues	Year-Over-Year Revenue Growth Rates (Per Billing Day)
Flex revenues
Tech	$223,897	5.4%	$224,148	3.3%	$222,744	1.5%	$216,886	2.7%
FA	79,098	0.3%	78,209	4.1%	80,038	4.3%	80,949	7.5%
GS	29,421	25.7%	26,547	0.6%	23,674	(6.4)%	24,652	6.6%
Total Flex revenues	$332,416	5.6%	$328,904	3.3%	$326,456	1.6%	$322,487	4.2%
Direct Hire revenues
Tech	$3,919	(10.3)%	$5,133	1.3%	$5,625	9.3%	$5,159	(4.1)%
FA	6,251	(9.6)%	7,016	(9.0)%	8,228	(2.4)%	6,346	(11.7)%
Total Direct Hire revenues	$10,170	(9.9)%	$12,149	(4.9)%	$13,853	2.1%	$11,505	(8.4)%
Revenue by segment
Tech	$227,816	5.1%	$229,281	3.3%	$228,369	1.7%	$222,045	2.5%
FA	85,349	(0.5)%	85,225	2.9%	88,266	3.6%	87,295	5.8%
GS	29,421	25.7%	26,547	0.6%	23,674	(6.4)%	24,652	6.6%
Total Net service revenues	$342,586	5.1%	$341,053	3.0%	$340,309	1.6%	$333,992	3.7%

Billing Days		61		63		64		64

Flex Revenues. The key drivers of Flex revenues are the number of consultants on assignment, number of billable hours, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenues for our largest segment, Tech, increased 2.8% during the year ended December 31, 2017, as compared to 2016 and decreased 1.2% in 2016 from 2015. Our 2017 increase was driven by an acceleration of quarterly year-over-year growth rates in the second half of 2017, which we believe is a result of our strategic portfolio alignment efforts as well as the investments we have made in an effort to improve the productivity and effectiveness of our revenue-generating talent. We have been focused on diversifying our portfolio to grow revenues with other Fortune 500 companies outside of our top 25 largest clients; much of the revenue growth that we experienced in the second half of 2017 was a result of these efforts. Our belief in the strength in the demand environment within Tech Flex has not changed; thus, we expected continued growth in 2018 in this segment.
Our FA segment experienced an increase in Flex revenues of 3.6% during the year ended December 31, 2017, as compared to 2016 and increased 4.4% in 2016 from 2015. Over the last several years, we have seen greater opportunities from larger volume projects in centralized and partially outsourced functional areas such as benefits and enrollment support and other service and administrative functions as clients continue to evaluate their strategies for meeting their human capital needs. We expect our FA segment to grow on a year-over-year basis in 2018.
Our GS segment experienced an increase in Flex revenues of 5.7% during the year ended December 31, 2017, as compared to 2016 and increased 1.3% in 2016 from 2015. Our GS segment was awarded two prime contract wins in the third quarter of 2017 under the T4 Next Generation contract vehicle with the U.S. Department of Veterans Affairs totaling nearly $100 million. Revenues for GS grew approximately 25% on a year-over-year basis in the fourth quarter of 2017 primarily as a result of these prime contract wins. Our GS segment’s largest contract is being recompeted by the prime contractor in the first quarter of 2018. Provided GS is successful at retaining this contract, we expect our GS segment should grow in the low double digits on a year-over-year basis in 2018.
The following table presents the key drivers for the change in Flex revenues for our Tech and FA segments over the prior period for the years ended December 31 (in thousands):

	2017		2016
	Tech	FA	Tech	FA
Key Drivers
Volume (hours billed)	$9,710	$3,915	$(10,115)	$15,198
Bill rate	14,563	7,053	896	(2,055)
Billable expenses	(32)	81	(956)	(84)
Total change in Flex revenues	$24,241	$11,049	$(10,175)	$13,059
The following table presents total Flex hours billed for our Tech and FA segments and percentage change over the prior period for the years ended December 31 (in thousands):

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Tech	12,878	1.1%	12,735	(1.2)%	12,885
FA	9,595	1.3%	9,474	5.2%	9,008
Total Flex hours billed	22,473	1.2%	22,209	1.4%	21,893
As the GS segment primarily provides integrated business solutions as compared to staffing services, Flex hours are not presented above.
Direct Hire Revenues. The key drivers of Direct Hire revenues are the number of placements and the associated placement fee. Direct Hire revenues also include conversion revenues, which can occur when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement for a fee. Our GS segment does not make permanent placements.
Direct Hire revenues decreased 5.4% during the year ended December 31, 2017 as compared to 2016 and decreased 6.8% in 2016 from 2015. The decrease for 2017 as compared to 2016 and 2016 as compared to 2015 is primarily the result of a shift in management’s strategy to make selective investments only where capacity needs exist.

The following table presents the key drivers for the change in Direct Hire revenues over the prior period for the years ended December 31 (in thousands):

	2017	2016
Key Drivers
Volume (number of placements)	$(3,084)	$(2,476)
Placement fee	362	(1,196)
Total change in Direct Hire revenues	$(2,722)	$(3,672)
The following table presents the total number of placements for our Tech and FA segments and percentage change over the prior period for the years ended December 31:

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Tech	1,139	(4.4)%	1,191	(14.6)%	1,395
FA	2,355	(7.0)%	2,531	1.0%	2,505
Total number of placements	3,494	(6.1)%	3,722	(4.6)%	3,900
The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period for the years ended December 31:

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Tech	$17,410	3.4%	$16,836	5.1%	$16,014
FA	$11,826	(1.4)%	$11,994	(5.3)%	$12,668
Total average placement fee	$13,646	0.8%	$13,543	(2.3)%	$13,864
Gross Profit. Gross profit is determined by deducting the direct cost of services (primarily consultant compensation, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from total revenues. In addition, there are no consultant payroll costs associated with Direct Hire placements, thus, all Direct Hire revenues increase gross profit by the full amount of the placement fee.
The following table presents the gross profit percentage (gross profit as a percentage of total revenues) for each segment and percentage change over the prior period for the years ended December 31:

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Tech	28.3%	(2.4)%	29.0%	(0.7)%	29.2%
FA	34.2%	(4.2)%	35.7%	(2.2)%	36.5%
GS	31.1%	(4.6)%	32.6%	(5.0)%	34.3%
Total gross profit percentage	30.0%	(3.2)%	31.0%	(1.3)%	31.4%
The change in total gross profit percentage for 2017 as compared to 2016 and 2016 as compared to 2015 is primarily the result of a lower mix of Direct Hire revenues to total revenues as well as declines in our Flex gross profit.
Our Flex gross profit percentage (Flex gross profit as a percentage of Flex revenues) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate for Flex. As noted above, our GS segment does not make permanent placements; as a result, its Flex gross profit percentage is the same as its gross profit percentage.

The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the years ended December 31:

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Tech	26.7%	(2.2)%	27.3%	(0.4)%	27.4%
FA	28.5%	(3.1)%	29.4%	(1.0)%	29.7%
GS	31.1%	(4.6)%	32.6%	(5.0)%	34.3%
Total Flex gross profit percentage	27.5%	(2.5)%	28.2%	(1.1)%	28.5%
The decrease in Flex gross profit percentage of 70 basis points in 2017 from 2016 was due primarily to compression in the spread between our consultants’ bill rates and pay rates and higher health insurance and other benefit costs, and the impact of Hurricanes Harvey and Irma. Kforce continues to focus on optimizing the spread between bill rates and pay rates by providing our associates with training and other defined programs to drive improvement in the effectiveness of our pricing strategy for our staffing services. The pricing environment for our services continues to be competitive and the scarcity of talent, especially in our Tech segment, continues to be a challenge. Thus, we expect that we may encounter wage inflation, especially in the skill sets of greatest demand, and will likely face spread compression as we work with our clients to increase our bill rates. With that said, many of our clients also lack pricing power in the conduct of their businesses; therefore, spreads on a longer-term basis may continue to be under pressure. As a result, our continued efforts toward pricing discipline and diligence will be important in mitigating this impact.
The decrease in Flex gross profit percentage of 30 basis points in 2016 from 2015 was due primarily to lower realized margins for our GS segment on some of its recompete wins and a lower mix of higher margin business. Furthermore, during 2016, we experienced an increase in the revenue concentration within our large client portfolio in Tech Flex, which resulted in a reduction in the Flex gross profit percentage, and spread compression within certain of these clients that have, in many cases, narrowed their number of vendor partners and are leveraging volume-based rebates in exchange for this increased concentration of business.
The following table presents the key drivers for the change in Flex gross profit over the prior period for the years ended December 31 (in thousands):

	2017	2016
Key Drivers
Volume (hours billed)	$11,708	$1,178
Bill rate	(9,429)	(3,121)
Total change in Flex gross profit	$2,279	$(1,943)
SG&A Expenses. For the years ended December 31, 2017, 2016 and 2015, total compensation, commissions, payroll taxes, and benefit costs represented 84.8%, 84.0%, and 84.2% of SG&A, respectively. Commissions, certain revenue-generating bonuses and related payroll taxes and benefit costs are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents certain components of SG&A as a percentage of total revenues for the years ended December 31 (in thousands):

	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
Compensation, commissions, payroll taxes and benefits costs	$280,721	20.7%	$286,261	21.7%	$277,825	21.1%
Other (1)	50,451	3.7%	54,481	4.1%	52,209	3.9%
Total SG&A	$331,172	24.4%	$340,742	25.8%	$330,034	25.0%
(1) Includes items such as bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.

SG&A as a percentage of net service revenues decreased 140 basis points in 2017 compared to 2016, which was driven primarily by $6.0 million in severance costs recognized in 2016 related to realignment activities, improving associate productivity levels in 2017, and overall continued discipline in areas of travel and office related expenses. These benefits were partially offset by an increase in information technology investments. Additionally, during 2017, Kforce recorded a $3.3 million gain on the sale of Global’s assets.
SG&A as a percentage of net service revenues increased 80 basis points in 2016 compared to 2015. This was primarily a result of the factors mentioned above as well as targeted investments in information technology and our revenue-generating talent, which negatively impacted SG&A as a percentage of revenue for 2016.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31 (in thousands):

	2017	Increase (Decrease)	2016	Increase (Decrease)	2015
Fixed asset depreciation (1)	$6,939	4.2%	$6,660	(1.2)%	$6,738
Capitalized software amortization	971	(32.9)%	1,448	(37.5)%	2,318
Intangible asset amortization	345	(41.8)%	593	(23.5)%	775
Total Depreciation and amortization	$8,255	(5.1)%	$8,701	(11.5)%	$9,831

(1)	Includes amortization of capital leases.
Other Expense, Net. Other expense, net was $4.5 million in 2017, $3.1 million in 2016, and $2.6 million in 2015, and consists primarily of interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) for the year ended December 31, 2017, was 48.1%. Our effective tax rate for 2017 was unfavorably impacted due to the revaluation of our net deferred tax assets as a result of the TCJA. Excluding the impact of this revaluation, our effective tax rate would have been 39.7%. For the year ended December 31, 2016, our effective tax rate was 41.4%, which was unfavorably impacted by certain one-time non-cash adjustments. For the year ended December 31, 2015, our effective tax rate was 40.3%, which was unfavorably impacted by a change in the overall mix of income in the various state jurisdictions and the increase in particular uncertain tax positions.
We expect that our effective tax rate will be in the range of 25.5% to 27.5% for 2018 as a result of the TCJA.
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

Therefore, we believe it is important to view free cash flow as a complement to our Consolidated Statements of Cash Flows. The following table presents Free Cash Flow (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income	$33,285	$32,773	$42,824
Non-cash provisions and other	29,134	21,093	22,153
Changes in operating assets/liabilities	(33,080)	(14,043)	5,754
Net cash provided by operating activities	29,339	39,823	70,731
Capital expenditures	(5,846)	(12,420)	(8,328)
Free cash flow	23,493	27,403	62,403
Change in debt	4,976	31,075	(12,861)
Repurchases of common stock	(14,622)	(46,013)	(38,471)
Cash dividend	(12,144)	(12,447)	(12,545)
Other	(2,806)	(33)	1,733
Change in cash and cash equivalents	$(1,103)	$(15)	$259
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before depreciation and amortization, stock-based compensation expense, interest expense, net and income tax expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations. Management believes it is useful information to investors as it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is susceptible to varying calculations, and as presented, may not be comparable to similarly titled measures of other companies.
In addition, although we excluded amortization of stock-based compensation expense (which we expect to continue to incur in the future) because it is a non-cash expense, the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our shareholder ownership interest. We suggest that you evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net income	$33,285	$32,773	$42,824
Depreciation and amortization	8,508	8,796	9,831
Stock-based compensation expense	7,600	6,705	5,819
Interest expense, net	5,039	3,050	2,342
Income tax expense	30,809	23,182	28,848
Adjusted EBITDA	$85,241	$74,506	$89,664

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our credit facility. At December 31, 2017, Kforce had $161.7 million in working capital compared to $135.4 million at December 31, 2016.
Cash Flows
The accompanying Consolidated Statements of Cash Flows for each of the years ended December 31, 2017, 2016 and 2015 in Item 8. Financial Statements and Supplementary Data provide a more detailed description of our cash flows. Currently, Kforce is principally focused on achieving the appropriate balance in the following areas of cash flow: (1) generating positive cash flow from operating activities; (2) returning capital to our shareholders through our quarterly dividends and common stock repurchase program; (3) sustaining leverage under our credit facility; (4) investing in our infrastructure to allow sustainable growth via capital expenditures; and (5) maintaining sufficient availability under our credit facility for the possibility of completing an acquisition or other strategic investments.
As a result of the TCJA, we expect to generate an additional $10.0 million in operating cash in 2018 related to the decrease in our effective tax rate. We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our credit facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, a material deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity, as well as the ability of our lenders to fund borrowings.
Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for potential acquisitions and additional stock repurchases.
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$29,339	$39,823	$70,731
Investing activities	(4,846)	(12,420)	(8,364)
Financing activities	(25,596)	(27,418)	(62,108)
Net (decrease) increase in cash and cash equivalents	$(1,103)	$(15)	$259
Operating Activities
Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our associate and consultant populations’ compensation. When comparing cash flows from operating activities, the decrease in cash provided by operating activities during the year ended December 31, 2017, as compared to 2016 is primarily due to an increase in accounts receivable, which was driven by the revenue growth in our business, the timing of collections and continued pressure from certain larger clients for extended payment terms. The decrease in cash provided by operating activities during the year ended December 31, 2016 as compared to 2015 is primarily a result of lower earnings as well as the delayed timing in collections of accounts receivable.
Investing Activities
Capital expenditures for the years ended December 31, 2017, 2016 and 2015, which exclude equipment acquired under capital leases, were $5.8 million, $12.4 million and $8.3 million, respectively. We expect to continue selectively investing in our infrastructure in order to support the expected future profitable growth in our business. We believe that we have sufficient cash and availability under the credit facility to pursue new business acquisitions or make any expected necessary capital expenditures in the foreseeable future. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.
During the year ended December 31, 2017, Kforce completed the sale of Global’s assets and received an initial $1.0 million in cash proceeds.

Financing Activities
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31 (in thousands):

	2017	2016	2015
Open market repurchases	$12,276	$44,109	$37,125
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	2,346	1,904	1,346
Total cash flow impact of common stock repurchases	$14,622	$46,013	$38,471

Cash paid in current year for settlement of prior year repurchases	$935	$1,012	$1,425
During the years ended December 31, 2017, 2016 and 2015, Kforce declared and paid dividends of $12.1 million ($0.48 per share), $12.4 million ($0.48 per share), and $12.5 million ($0.45 per share), respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance and its legal ability to pay dividends.
Credit Facility
On May 25, 2017, the Firm entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, Wells Fargo Securities, LLC, as lead arranger and bookrunner, and the lenders referred to in the credit facility. Our new credit facility includes a maximum borrowing capacity of $300.0 million which, subject to certain conditions and participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million in the form of revolving credit loans, swingline loans, and letters of credit. Letters of credit and swingline loans under the credit facility are subject to sublimits of $10.0 million. As of December 31, 2017, $116.5 million was outstanding and $180.3 million was available, subject to the covenants described below and as of December 31, 2016, $111.5 million was outstanding under the previous credit facility, which was paid off using the Firm’s initial draw under the new credit facility.
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the credit facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our credit facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the credit facility. The total leverage ratio is defined pursuant to the credit facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, under the credit facility plus unrestricted cash and cash equivalents, is less than $25.0 million. At December 31, 2017, Kforce was not limited in making distributions and executing repurchases of its equity securities. See Note 8 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our credit facility.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2017, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.9 million, and for facility lease deposits totaling $0.3 million. Aside from certain obligations more fully described in the Contractual Obligations and Commitments section below, we do not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.

Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31 (in thousands):

	2017		2016 (1)
	Shares	$	Shares	$
Open market repurchases	526	$12,239	2,291	$44,032

(1)	On July 29, 2016, our Board approved an increase in our stock repurchase authorization bringing the then available authorization to $75.0 million.
As of December 31, 2017 and 2016, $38.5 million and $50.7 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.
Contractual Obligations and Commitments
The following table presents our expected future contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Credit facility (1)	$116,523	$—	$—	$116,523	$—
Interest payable – credit facility (2)	14,808	3,089	6,405	5,314	—
Operating lease obligations	25,928	9,338	12,420	2,723	1,447
Capital lease obligations	1,958	1,359	594	5	—
Purchase obligations (3)	14,543	8,624	5,919	—	—
Notes payable (4)	3,077	934	1,919	224	—
Interest payable - notes payable (4)	26	13	13	—	—
Liability for unrecognized tax positions (5)	—	—	—	—	—
Deferred compensation plans liability (6)	31,446	2,579	2,615	2,592	23,660
Supplemental Executive Retirement Plan (7)	17,070	—	—	12,788	4,282
Total	$225,379	$25,936	$29,885	$140,169	$29,389

(1)	Our credit facility matures May 25, 2022.

(2)
Kforce’s weighted average interest rate as of December 31, 2017 was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to fluctuations in interest rates and outstanding borrowings that will occur over the remaining term of the credit facility.

(3)	Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding, and specify all significant terms.

(4)
Our notes payable as of December 31, 2017 are included in the accompanying Consolidated Balance Sheets and classified in Other current liabilities if payable within the next year or in Long-term debt - other if payable after the next year. The interest rate on the notes range from 2.58% to 2.80% and expire between November 2020 and October 2021.

(5)
Kforce’s liability for unrecognized tax positions as of December 31, 2017 was $1.1 million. This balance has been excluded from the table above due to the significant uncertainty with respect to the timing and amount of settlement, if any.

(6)
Kforce maintains various non-qualified deferred compensation plans pursuant to which eligible management and highly-compensated key employees may elect to defer all or part of their compensation to later years. These amounts are included in the accompanying Consolidated Balance Sheets and classified as Accounts payable and other accrued liabilities and Other long-term liabilities, as appropriate, and are payable based upon the elections of the plan participants (e.g. retirement, termination of employment, change-in-control). Amounts payable upon the retirement or termination of employment may become payable during the next five years if covered employees schedule a distribution, retire or terminate during that time.

(7)
There is no funding requirement associated with our Supplemental Executive Retirement Plan (“SERP”) and, as a result, no contributions have been made through the year ended December 31, 2017. Kforce does not currently anticipate funding our SERP during 2018. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2017, in the table above.

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

A 10% change in accounts receivable reserved at December 31, 2017, would have impacted our net income for 2017 by approximately $0.1 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Accounting for Income Taxes
See Note 3 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Kforce’s income tax expense, as well as the temporary differences that exist as of December 31, 2017.

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

We do not believe that there is a reasonable likelihood that there will be a material change in our effective tax rate for 2017 or our liability for uncertain income tax positions.

However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses that could be material. Kforce recorded a valuation allowance of approximately $1.7 million as of December 31, 2017 related primarily to a foreign tax credit that we expect may not be realizable.

A 0.50% change in our effective income tax rate would have impacted our net income for 2017 by approximately $0.3 million.

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

Our liabilities for health insurance and workers’ compensation claims as of December 31, 2017 were $2.6 million and $1.2 million, respectively.

Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date.

We have not made any material changes in the accounting methodologies used to establish our self-insured liabilities.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

A 10% change in our self-insured liabilities related to health insurance and workers’ compensation as of December 31, 2017 would have impacted our net income for 2017 by approximately $0.2 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ From Assumptions
Defined Benefit Pension Plans
We have a defined benefit pension plan that benefits certain named executive officers, the SERP. See Note 7– “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the terms of this plan.

The SERP was not funded as of December 31, 2017 or 2016.

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

A 10% change in the discount rate used to measure the net periodic pension cost for the SERP during 2017 would have had an insignificant impact on our net income for 2017.

Goodwill Impairment
We evaluate goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. We monitor the existence of potential impairment indicators throughout the year. See Note 4 – “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the valuation methodologies employed.

The carrying value of goodwill as of December 31, 2017 by reporting unit was approximately $17.0 million, $8.0 million and $20.9 million for our Tech, FA and GS reporting units, respectively.

We determine the fair value of our reporting units (Tech, FA and GS) using widely accepted valuation techniques, including the discounted cash flow, guideline transaction method and guideline company method. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

Kforce performed a quantitative assessment for each of our reporting units (Tech, FA and GS) as of December 31, 2017. We compared the carrying value of each reporting unit to the respective estimated fair value as of December 31, 2017 and determined that the fair value significantly exceeded carrying value for each of our reporting units. As a result, no goodwill impairment charges were recognized during the year ended December 31, 2017.

Although the valuation of the business supported its carrying value in 2017, a deterioration in any of the assumptions could result in an impairment charge in the future.

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
As of December 31, 2017, we had $116.5 million outstanding under our credit facility. See Note 8 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for further details on our credit facility. A hypothetical 10% increase in interest rates on variable debt in effect at December 31, 2017 would have an increase to annual interest expense of less than $0.4 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Kforce Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited Kforce’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
Kforce’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Kforce’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Kforce in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 23, 2018

We have served as Kforce’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Net service revenues	$1,357,940	$1,319,706	$1,319,238
Direct costs of services	949,884	911,207	905,124
Gross profit	408,056	408,499	414,114
Selling, general and administrative expenses	331,172	340,742	330,034
Depreciation and amortization	8,255	8,701	9,831
Income from operations	68,629	59,056	74,249
Other expense, net	4,535	3,101	2,577
Income before income taxes	64,094	55,955	71,672
Income tax expense	30,809	23,182	28,848
Net income	33,285	32,773	42,824
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(373)	(134)	689
Change in fair value of interest rate swap, net of tax	289	—	—
Comprehensive income	$33,201	$32,639	$43,513

Earnings per share – basic	$1.32	$1.26	$1.53
Earnings per share – diluted	$1.30	$1.25	$1.52

Weighted average shares outstanding – basic	25,222	26,099	27,910
Weighted average shares outstanding – diluted	25,586	26,274	28,190

Dividends declared per share	$0.48	$0.48	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$379	$1,482
Trade receivables, net of allowances of $2,333 and $2,066, respectively	225,865	206,361
Income tax refund receivable	7,116	172
Prepaid expenses and other current assets	12,085	10,691
Total current assets	245,445	218,706
Fixed assets, net	39,680	43,145
Other assets, net	38,598	30,511
Deferred tax assets, net	11,316	23,449
Intangible assets, net	3,297	3,642
Goodwill	45,968	45,968
Total assets	$384,304	$365,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$34,873	$37,230
Accrued payroll costs	46,886	44,137
Other current liabilities	1,960	1,765
Income taxes payable	—	221
Total current liabilities	83,719	83,353
Long-term debt – credit facility	116,523	111,547
Long-term debt – other	2,597	3,984
Other long-term liabilities	47,188	44,801
Total liabilities	250,027	243,685
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,494 and 71,268 issued, respectively	715	713
Additional paid-in capital	437,394	428,212
Accumulated other comprehensive income	100	184
Retained earnings	195,143	174,967
Treasury stock, at cost; 45,167 and 44,469 shares, respectively	(499,075)	(482,340)
Total stockholders’ equity	134,277	121,736
Total liabilities and stockholders’ equity	$384,304	$365,421
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Common stock – shares:
Shares at beginning of year	71,268	70,558	70,029
Issuance for stock-based compensation and dividends, net of forfeitures	221	695	497
Exercise of stock options	5	15	32
Shares at end of year	71,494	71,268	70,558
Common stock – par value:
Balance at beginning of year	$713	$705	$700
Issuance for stock-based compensation and dividends, net of forfeitures	2	8	5
Exercise of stock options	—	—	—
Balance at end of year	$715	$713	$705
Additional paid-in capital:
Balance at beginning of year	$428,212	$420,276	$412,642
Cumulative effect upon adoption of new accounting standard (Note 1)	769	—	—
Issuance for stock-based compensation and dividends, net of forfeitures	494	447	556
Exercise of stock options	72	172	381
Income tax benefit from stock-based compensation	—	307	551
Stock-based compensation expense	7,600	6,705	5,819
Employee stock purchase plan	247	305	327
Balance at end of year	$437,394	$428,212	$420,276
Accumulated other comprehensive income (loss):
Balance at beginning of year	$184	$318	$(371)
Defined benefit pension plans, net of tax benefit of $207 and $89, and tax expense of $429, respectively	(373)	(134)	689
Change in fair value of interest rate swap, net of tax of $189	289	—	—
Balance at end of year	$100	$184	$318
Retained earnings:
Balance at beginning of year	$174,967	$155,096	$125,378
Cumulative effect upon adoption of new accounting standard (Note 1), net of tax of $300	(469)	—	—
Net income	33,285	32,773	42,824
Dividends, net of forfeitures ($0.48, $0.48 and $0.45 per share, respectively)	(12,640)	(12,902)	(13,106)
Balance at end of year	$195,143	$174,967	$155,096
Treasury stock – shares:
Shares at beginning of year	44,469	42,130	40,616
Repurchases of common stock	723	2,370	1,540
Shares tendered in payment of the exercise price of stock options	—	3	—
Employee stock purchase plan	(25)	(34)	(26)
Shares at end of year	45,167	44,469	42,130
Treasury stock – cost:
Balance at beginning of year	$(482,340)	$(436,768)	$(398,961)
Repurchases of common stock	(17,010)	(45,873)	(38,058)
Shares tendered in payment of the exercise price of stock options	—	(63)	—
Employee stock purchase plan	275	364	251
Balance at end of year	$(499,075)	$(482,340)	$(436,768)
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$33,285	$32,773	$42,824
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	12,243	2,007	2,380
Provision for bad debt	1,031	976	1,553
Depreciation and amortization	8,508	8,796	9,849
Stock-based compensation expense	7,600	6,705	5,819
Defined benefit pension plans expense	937	1,733	1,846
Loss on deferred compensation plan investments, net	510	597	77
Gain on sale of Global's assets	(3,148)	—	—
Contingent consideration liability remeasurement	565	(42)	321
Other	888	321	308
(Increase) decrease in operating assets
Trade receivables, net	(20,535)	(8,403)	4,223
Income tax refund receivable	(6,944)	354	2,785
Prepaid expenses and other current assets	(1,471)	(1,631)	1,110
Other assets, net	(556)	(495)	(298)
(Decrease) increase in operating liabilities
Accounts payable and other current liabilities	(1,537)	(1,920)	1,788
Accrued payroll costs	1,954	(1,320)	(5,503)
Income taxes payable	(221)	(489)	(1,657)
Other long-term liabilities	(3,770)	(139)	3,306
Cash provided by operating activities	29,339	39,823	70,731
Cash flows from investing activities:
Capital expenditures	(5,846)	(12,420)	(8,328)
Proceeds from sale of Global's assets	1,000	—	—
Proceeds from the disposition of assets held within the Rabbi Trust	—	—	445
Purchase of assets held within the Rabbi Trust	—	—	(481)
Cash used in investing activities	(4,846)	(12,420)	(8,364)
Cash flows from financing activities:
Proceeds from credit facility	1,038,593	937,083	604,668
Payments on credit facility	(1,033,617)	(906,008)	(617,529)
Proceeds from other financing arrangements	—	1,783	2,914
Payments on other financing arrangements	(2,148)	(1,830)	(1,274)
Payments of loan financing fees	(1,730)	(158)	—
Proceeds from exercise of stock options, net of shares tendered in payment of exercise	72	172	381
Repurchases of common stock	(14,622)	(46,013)	(38,471)
Cash dividend	(12,144)	(12,447)	(12,545)
Other	—	—	(252)
Cash used in financing activities	(25,596)	(27,418)	(62,108)
Change in cash and cash equivalents	(1,103)	(15)	259
Cash and cash equivalents at beginning of year	1,482	1,497	1,238
Cash and cash equivalents at end of year	$379	$1,482	$1,497
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts, fallouts and other trade accounts receivable reserves; income taxes; self-insured liabilities for workers’ compensation and health insurance; obligations for defined benefit pension plans and goodwill and identifiable intangible assets and any related impairment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Revenue Recognition
Revenue is considered earned once evidence of an arrangement has been obtained, service is performed or delivery has occurred, fees are fixed or determinable, and collectability is reasonably assured. Kforce’s primary sources of revenues are Flex and Direct Hire.
Flex revenues are recognized as the temporary staffing services are provided by Kforce’s consultants. Flex revenues are recorded net of credits, discounts, rebates and revenue-related reserves. Reimbursements of travel and out-of-pocket expenses (“billable expenses”) are also recorded within Flex revenues with an equivalent amount of expense recorded in direct costs of services.
Direct Hire revenues are recognized when candidates accept offers of permanent employment and are scheduled to commence employment within 30 days. Direct Hire revenues are recorded net of an estimated reserve for fallouts, which is estimated based on Kforce’s historical fallout experience. Fallouts occur when a candidate does not remain employed with the client through the contingency period, which is typically 90 days or less. Our GS segment does not generate any Direct Hire revenues.
Our GS segment generates its revenues under contracts that are, in general, greater in duration than our other segments and which can often span several years, inclusive of renewal periods. Our GS segment, which represents approximately 8% of total revenues, generates revenues under the following contract arrangements:

•
Revenues for time-and-materials contracts, which accounts for approximately 58% of this segment’s revenue, are recognized based on contractually established billing rates at the time services are provided.

•
Revenues for fixed-price contracts are recognized on the basis of the estimated percentage-of-completion. Approximately 30% of this segment’s revenues are recognized under this method. Progress towards completion is typically measured based on costs incurred as a proportion of estimated total costs or other measures of progress when applicable. Profit in a given period is reported at the expected profit margin to be achieved on the overall contract.

•	Revenues for the product-based business, which accounts for approximately 12% of this segment’s revenues, are recognized at the time of delivery.
Kforce collects sales tax for various taxing authorities and our policy is to record these amounts on a net basis; thus, gross sales tax amounts are not included in net service revenues.

Direct Costs of Services
Direct costs of services are composed of all related costs of employment for consultants, including compensation, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs. Direct costs of services exclude depreciation and amortization expense (except for the GS product-based business), which is presented on a separate line in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Commissions
Our associates make placements and earn commissions as a percentage of gross profit for Flex or Direct Hire revenues pursuant to a commission plan. The amount of associate commissions paid increases as volume increases. Kforce accrues commissions at a percentage equal to the percent of total expected commissions payable to total revenues or gross profit for the commission-plan period, as applicable.
Stock-Based Compensation
Stock-based compensation is measured using the grant-date fair value of the award of equity instruments. The expense is recognized over the requisite service period. Effective January 1, 2017, as a result of our adoption of a recently issued accounting standard, the Firm changed its accounting policy regarding forfeitures and elected to recognize as incurred.

Income Taxes
Kforce accounts for income taxes using the asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement carrying amounts and the tax basis of assets and liabilities. Unless it is more likely than not that a deferred tax asset can be utilized to offset future taxes, a valuation allowance is recorded against that asset. Effective January 1, 2017, as a result of our adoption of a recently issued accounting standard, excess tax benefits or deficiencies of deductions attributable to employees’ vesting of restricted stock are reflected in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Management evaluates tax positions that have been taken or are expected to be taken in its tax returns and records a liability for uncertain tax positions. Kforce recognizes tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes.
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
Trade Accounts Receivable and Related Reserves
Kforce records trade accounts receivables at the invoiced amount, net of reserves for allowance for doubtful accounts, fallouts, early payment discounts and revenue adjustments based on historical trends and estimates of potential future activity. The allowance for doubtful accounts, which comprises a majority of our trade accounts receivable reserves, is determined based on factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade accounts receivables among clients and higher-risk sectors, and the current state of the U.S. economy. Trade accounts receivables are written off after all reasonable collection efforts have been exhausted. Trade accounts receivable reserves as a percentage of gross trade receivables was 1.0% at December 31, 2017 and 2016.
Fixed Assets
Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases, which generally range from three to five years. Upon sale or disposition of our fixed assets, the cost and accumulated depreciation are removed and any resulting gain or loss, net of proceeds, is reflected within SG&A in the Consolidated Statements of Operations and Comprehensive Income.
Leases
Leases for our field offices, which are located throughout the U.S., range from three to five-year terms although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year.

For leases that contain escalations of the minimum rent, we recognize the related rent expense on a straight-line basis over the lease term. We record any difference between the straight-line rent amounts and amounts payable under the leases as a deferred rent liability in Accounts payable and other accrued liabilities or Other long-term liabilities, as appropriate, in the Consolidated Balance Sheets.
The Company records incentives provided by landlords for leasehold improvements in Accounts payable and other accrued liabilities or Other long-term liabilities, as appropriate, in the Consolidated Balance Sheets and records a corresponding reduction in rent expense on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets
Goodwill
Management has determined that the reporting units for the goodwill analysis is consistent with our reporting segments. We evaluate goodwill for impairment either through a qualitative or quantitative approach annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If we perform a quantitative assessment that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. Kforce determines the fair market value of each reporting unit based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches under both the guideline company method and guideline transaction method (collectively, the “market approach”). Fair market value using the income approach is based on Kforce’s estimated future cash flows on a discounted basis. The market approach compares each reporting unit to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies, and market multiples. Changes in economic and operating conditions or changes in Kforce’s business strategies that occur after the annual impairment analysis may impact these assumptions and result in a future goodwill impairment charge, which could be material to our consolidated financial statements.
Other Intangible Assets
Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete and employment agreements, contractual relationships, client contracts, technology, and a trade name and trademark. Our trade names and trademarks, and derivatives thereof, and GS’s Data Confidence trademark are important to our business. Our primary trade names and trademark are registered with the U.S. Patent and Trademark Office.
For definite-lived intangible assets, amortization is computed using the straight-line method over the period of expected benefit, which ranges from one to fifteen years. The impairment evaluation for indefinite-lived intangible assets, our trademark and trade name, is conducted on an annual basis or more frequently if events or changes in circumstances indicate that an asset may be impaired.
Impairment of Long-Lived Assets
Kforce reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If an analysis indicates the carrying amount of these long-lived assets exceeds the fair value, an impairment loss is recognized to reduce the carrying amount to its fair market value, as determined based on the present value of projected future cash flows.
Capitalized Software
Kforce purchases, develops, and implements software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are classified as Other assets, net in the accompanying Consolidated Balance Sheets. Amortization is computed using the straight-line method over the estimated useful lives of the software, which range from one to seven years.

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
Defined Benefit Pension Plans
Kforce recognizes the unfunded status of its defined benefit pension plans as a liability in its Consolidated Balance Sheets. Because our plans are unfunded as of December 31, 2017, actuarial gains and losses may arise as a result of the actuarial experience of the plans, as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. The net after-tax impact of unrecognized actuarial gains and losses related to our defined benefit pensions plans is recorded in accumulated other comprehensive income (loss) in our consolidated financial statements.
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
Earnings per Share
Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per share is computed by dividing net income by diluted WASO. Diluted WASO includes the dilutive effect of stock options and other potentially dilutive securities such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.
For the years ended December 31, 2017, 2016 and 2015, there were 364 thousand, 175 thousand, and 280 thousand common stock equivalents, respectively, included in the diluted WASO. For the years ended December 31, 2017, 2016 and 2015, there were 527 thousand, 32 thousand and 1 thousand, respectively, of anti-dilutive common stock equivalents.
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

Derivative Instrument
Kforce’s interest rate swap derivative instrument is recorded at fair value on the Consolidated Balance Sheets. The derivative instrument has been designated as a cash flow hedge; the effective portion of the gain or loss on the derivative instrument is recorded as a component of Accumulated other comprehensive income (loss), net of tax, and reclassified into earnings when the hedged item affects earnings and into the line item of the hedged item. Any ineffective portion of the gain or loss is recognized immediately into Other expense, net on the Consolidated Statements of Operations and Comprehensive Income. Cash flows from the derivative instrument are classified in the Consolidated Statements of Cash Flows in the same category as the hedged item.
Fair Value Measurements
Kforce uses fair value measurements in areas that include, but are not limited to: the impairment testing of goodwill, other intangible assets and other long-lived assets; stock-based compensation; interest rate swap and a contingent consideration liability. The carrying values of cash and cash equivalents, trade accounts receivable, other current assets and accounts payable, and other liabilities approximate fair value because of the short-term nature of these instruments. Using available market information and appropriate valuation methodologies, Kforce has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.
New Accounting Standards
Recently Adopted Accounting Standards
In March 2017, the FASB issued authoritative guidance requiring that an employer disaggregate the service cost component from the other components of net periodic benefit cost for defined benefit pension plans. The amendments also provide explicit guidance on how to present the service cost component and the other components of net periodic benefit cost in the income statement. The guidance is to be applied for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statements. We elected to early adopt this guidance as of January 1, 2017 due to the ease of implementation. The impact of early adoption resulted in a retrospective adjustment to the Consolidated Statements of Operations and Comprehensive Income to reclass the interest cost component of net periodic benefit cost from Selling, general and administrative expenses to Other expense, net. The amount of the reclassification was approximately $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In January 2017, the FASB issued authoritative guidance simplifying the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is to be applied for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires companies to apply the requirements prospectively. We elected to early adopt this guidance as of January 1, 2017. The adoption of this guidance did not have an impact on the Firm’s consolidated financial statements.
In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification in the statement of cash flows. This guidance was effective for us on January 1, 2017. The impact of this guidance resulted in the following:
•All excess tax benefits and deficiencies will be recognized as income tax benefit or expense in the income statement. Prior to the effective date, they were recognized as a change to additional paid-in capital. The Firm applied this amendment prospectively. For the year ended December 31, 2017, the Firm recorded approximately $0.8 million of excess tax benefits as a reduction to income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income. This resulted in a reduction to our effective tax rate of 1.2% and an increase to our diluted earnings per share of $0.03 for the year ended December 31, 2017. This accounting standard guidance is likely to create volatility in the Firm’s effective tax rate in the future, though the impact is uncertain and based upon future stock price changes.
•Excess tax benefits and deficiencies will be classified as an operating activity in the statement of cash flows. Prior to the effective date, they were included in financing activities in the statement of cash flows. The Firm elected to apply this amendment retrospectively. This change increased our net cash provided by operating activities by $0.8 million, $0.4 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, in the accompanying Consolidated Statements of Cash Flows.

•An entity is allowed to make a policy election as to whether it will include an estimate for awards expected to be forfeited or whether it will account for forfeitures as incurred. The Firm elected to change its policy on accounting for forfeitures and to recognize as incurred. This policy election is to be applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the effective date. The impact to the beginning balance of retained earnings was $0.5 million, which is net of taxes of $0.3 million, on January 1, 2017.
In November 2015, the FASB issued authoritative guidance requiring that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This guidance was effective for us on January 1, 2017. The Firm elected to apply this guidance retrospectively. As a result, $4.8 million of current deferred tax assets, net was reclassified to noncurrent deferred tax assets, net as of December 31, 2016.
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
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued authoritative guidance deferring the effective date of the new revenue standard by one year for all entities. The one-year deferral results in the guidance being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and entities are not permitted to adopt the standard earlier than the original effective date. Since May 2014, the FASB has issued additional and amended authoritative guidance regarding revenue from contracts with customers to clarify and improve the understanding of the implementation guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have selected the modified retrospective transition method. We have completed our assessment and have concluded that it will not have a material impact on the timing of our revenue recognition as substantially all of our contracts with customers will continue to be recognized over time as services are rendered. Upon adoption, we will recognize the cumulative effect of adopting this guidance as an adjustment to our opening balance of retained earnings, net of tax, primarily related to certain GS contracts; this adjustment will be approximately $0.2 million. We will also reclassify the allowance for Direct Hire fallouts from trade accounts receivable to a contract liability on the consolidated balance sheets. Additionally, there will be an increase in the level of disclosure around our arrangements and resulting revenue recognition.

2. Fixed Assets
The following table presents major classifications of fixed assets and related useful lives (in thousands):

		DECEMBER 31,
	USEFUL LIFE	2017	2016
Land		$5,892	$5,892
Building and improvements	5-40 years	25,733	25,701
Furniture and equipment	5-20 years	17,285	17,084
Computer equipment	3-5 years	9,231	11,003
Leasehold improvements	3-5 years	13,424	13,345
		71,565	73,025
Less accumulated depreciation		(31,885)	(29,880)
Total Fixed assets, net		$39,680	$43,145
Computer equipment as of December 31, 2017 and 2016 includes equipment acquired under capital leases of $3.5 million and $4.0 million, respectively, and related accumulated depreciation of $2.1 million and $2.3 million, respectively. Depreciation expense, which includes capital leases, during the years ended December 31, 2017, 2016 and 2015 was $6.9 million, $6.7 million, and $6.7 million, respectively.
3. Income Taxes
The Tax Cuts and Jobs Act was enacted in December 2017, which will reduce the U.S. federal corporate tax rate from 35.0% to 21.0% beginning in 2018. As a result, we revalued our net deferred income tax assets and recorded $5.4 million of additional Income tax expense in the Consolidated Statement of Operations and Comprehensive Income.
The provision for income taxes from continuing operations consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Current tax expense:
Federal	$15,060	$16,677	$22,265
State	3,244	3,829	4,632
Deferred tax expense (1)	12,505	2,676	1,951
Total Income tax expense	$30,809	$23,182	$28,848
(1) Includes the impact of TCJA.
The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	3.8	6.8	6.1
Non-deductible compensation and meals and entertainment	0.7	1.2	0.7
Tax credits	(2.2)	(2.1)	(1.0)
Valuation allowance on foreign tax credit	2.5	—	—
Enactment of TCJA	9.1	—	—
Other	(0.8)	0.5	(0.5)
Effective tax rate	48.1%	41.4%	40.3%

The 2017 effective tax rate was unfavorably impacted due to the revaluation of our net deferred tax assets as a result of TCJA. The 2016 effective tax rate was unfavorably impacted by certain one-time non-cash adjustments. The 2015 effective tax rate was unfavorably impacted by a change in the overall mix of income in the various state jurisdictions and the increase in particular uncertain tax positions.
Deferred tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2017	2016
Deferred tax assets:
Accounts receivable reserves	$611	$812
Accrued liabilities	1,953	3,400
Deferred compensation obligation	5,423	9,206
Stock-based compensation	598	2,196
Pension and post-retirement benefit plans	3,767	6,029
Goodwill and intangible assets	526	3,869
Foreign tax credit	1,632	—
Other	289	230
Deferred tax assets	14,799	25,742
Deferred tax liabilities:
Prepaid expenses	(251)	(260)
Fixed assets	(1,482)	(1,593)
Other	(17)	(355)
Deferred tax liabilities	(1,750)	(2,208)
Valuation allowance	(1,733)	(85)
Deferred tax assets, net	$11,316	$23,449
At December 31, 2017, Kforce had approximately $6.1 million of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2033.
In evaluating the realizability of Kforce’s deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Management considers, among other things, the ability to generate future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. The increase in the valuation allowance during the year ended December 31, 2017 was related to the foreign tax credit, which we expect may not be realizable as a result of reduction in our foreign income.
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2017 and 2016, there were no on-going IRS examinations. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Uncertain Income Tax Positions
The following table presents a reconciliation of the beginning and ending balance of unrecognized tax benefits for the years ended (in thousands):

	DECEMBER 31,
	2017	2016	2015
Unrecognized tax benefits, beginning	$1,115	$788	$278
Additions for prior year tax positions	50	454	625
Additions for current year tax positions	29	—	—
Reductions for tax positions of prior years	—	(25)	(8)
Lapse of statute of limitations	(67)	(102)	(25)
Settlements	—	—	(82)
Unrecognized tax benefits, ending	$1,127	$1,115	$788

As of December 31, 2017, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, is $0.7 million. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.
Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Kforce Global Solutions, Inc. files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2014.
4. Goodwill and Other Intangible Assets
Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2017, 2016 and 2015 (in thousands):

	Technology	Finance and Accounting	Government Solutions	Total
Goodwill, gross amount	$156,391	$19,766	$104,596	$280,753
Accumulated impairment losses	(139,357)	(11,760)	(83,668)	(234,785)
Goodwill, carrying value	$17,034	$8,006	$20,928	$45,968
There was no impairment expense related to goodwill for each of the years ended December 31, 2017, 2016 and 2015.
Throughout 2017, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was no indication that the carrying values of any of our reporting units were likely impaired.
Kforce performed a quantitative analysis for each reporting unit and compared the carrying value of Tech, FA and GS to the respective estimated fair values as of December 31, 2017. Discounted cash flows, which serve as the primary basis for the income approach, were based on a discrete financial forecast developed by management. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. The market approach consist of: (1) the guideline company method and (2) the guideline transaction method. The guideline company method applies pricing multiples derived from publicly-traded guideline companies that are comparable to the reporting unit to determine its value. The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. Kforce concluded there were no indications of impairment for its reporting units during the December 31, 2017 annual impairment tests.
As of December 31, 2016 and 2015, for our GS reporting unit, we performed a quantitative analysis and compared the carrying value to the estimated fair value, using a similar approach as described above noting no indications of impairment. As of December 31, 2016 and 2015, for our Tech and FA reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. We concluded that it was more likely than not that the fair value of the reporting units were more than its carrying amount.
Other Intangible Assets
Our other intangible assets balance includes an indefinite-lived trademark of $2.2 million as of December 31, 2017 and 2016 and is recorded in Intangible assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2017 and 2016, our definite-lived intangible assets balance of $1.1 million and $1.4 million, respectively, included accumulated amortization of $27.5 million and $27.2 million, respectively. There was no impairment expense related to our other intangible assets during the years ended December 31, 2017, 2016 and 2015.
5. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2017	2016
Accounts payable	$21,591	$20,321
Accrued liabilities	13,282	16,909
Total Accounts payable and other accrued liabilities	$34,873	$37,230

Our accounts payable balance includes trade creditor and independent contractor payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, accrued customer rebates and other accrued liabilities.
6. Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	DECEMBER 31,
	2017	2016
Payroll and benefits	$37,788	$37,409
Payroll taxes	5,270	2,640
Health insurance liabilities	2,596	2,790
Workers’ compensation liabilities	1,232	1,298
Total Accrued payroll costs	$46,886	$44,137
7. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains various qualified defined contribution 401(k) retirement savings plans for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by Kforce’s Board.
Kforce accrued matching 401(k) contributions of $1.6 million and $1.5 million as of December 31, 2017 and 2016, respectively. The plans held a combined 167 thousand and 201 thousand shares of Kforce’s common stock as of December 31, 2017 and 2016, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 25 thousand, 34 thousand, and 26 thousand shares of common stock at an average purchase price of $20.65, $19.37, and $22.61 per share during the years ended December 31, 2017, 2016 and 2015, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment in the accompanying Consolidated Balance Sheets. At December 31, 2017 and 2016, amounts included in Accounts payable and other accrued liabilities related to the deferred compensation plans totaled $2.9 million and $2.7 million, respectively. Amounts included in Other long-term liabilities related to the deferred compensation plans totaled $28.9 million and $27.5 million as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016 and 2015, we recognized compensation expense for the plans of $722 thousand, $881 thousand and $401 thousand, respectively. Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within our Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $31.4 million and $27.3 million as of December 31, 2017 and 2016, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2017, the life insurance policies had a cumulative face value of $213.1 million. Kforce had no realized gains or losses attributable to investments in trading securities for the years ended December 31, 2017, 2016 and 2015.
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

Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Vesting under the plan is defined as 100% upon a participant’s attainment of age 55 and 10 years of service and 0% prior to a participant’s attainment of age 55 and 10 years of service. Full vesting also occurs if a participant with five years or more of service is involuntarily terminated by Kforce without cause or upon death, disability or a change in control. The SERP will be funded entirely by Kforce, and benefits are taxable to the covered executive officer upon receipt and will be deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the covered executive officer earned the highest salary and bonus during the last 10 years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.
Benefits under the SERP are based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2017, Kforce has assumed that all participants will elect to take the lump sum present value option based on historical trends.
Actuarial Assumptions
Due to the SERP being unfunded as of December 31, 2017 and 2016, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. The following table presents the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2017	2016
Discount rate	3.25%	4.00%
Rate of future compensation increase	2.90%	3.60%
The following table presents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2017	2016	2015
Discount rate	4.00%	4.00%	3.75%
Rate of future compensation increase	3.60%	4.00%	4.00%
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

Net Periodic Benefit Cost
The following table presents the components of net periodic benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2017	2016	2015
Service cost	$319	$1,310	$1,323
Interest cost	537	453	383
Net periodic benefit cost	$856	$1,763	$1,706
Changes in Benefit Obligation
The following table presents the changes in the projected benefit obligation for the years ended (in thousands):

	DECEMBER 31,
	2017	2016
Projected benefit obligation, beginning	$13,436	$11,337
Service cost	319	1,310
Interest cost	537	453
Actuarial experience and changes in actuarial assumptions	117	336
Projected benefit obligation, ending	$14,409	$13,436
There were no payments made under the SERP during the years ended December 31, 2017 and 2016, respectively. The projected benefit obligation is recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The accumulated benefit obligation is the actuarial present value of all benefits attributed to past service, excluding future salary increases. The accumulated benefit obligation as of December 31, 2017 and 2016 was $14.3 million and $12.7 million, respectively.
Contributions
There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2017. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2018.
Estimated Future Benefit Payments
Undiscounted benefit payments by the SERP, which reflect the anticipated future service of participants, expected to be paid are as follows (in thousands):

PROJECTED ANNUAL BENEFIT PAYMENTS
2018	$—
2019	—
2020	—
2021	12,788
2022	—
2023-2027	—
Thereafter	4,282

8. Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). In connection with entering into the Credit Facility, the Firm satisfied and terminated its previous credit facility in its entirety. Under the Credit Facility, the Firm will have a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (the “Commitment”), which will be available to the Firm in the form of revolving credit loans, swingline loans, and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated executed collateral.
Revolving credit loans under the Credit Facility will bear interest at a rate equal to: (a) the Base Rate (as described below) plus the Applicable Margin (as described below); or (b) the LIBOR Rate plus the Applicable Margin. Swingline loans under the Credit Facility will bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Base Rate is the highest of: (i) the Wells Fargo Bank, National Association prime rate; (ii) the federal funds rate plus 0.50%; or (iii) one-month LIBOR plus 1.00%, and the LIBOR Rate is reserve-adjusted LIBOR for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Base Rate loans ranges from 0.25% to 0.75% and the Applicable Margin for LIBOR Rate loans ranges from 1.25% to 1.75%. The Firm will pay a quarterly non-refundable commitment fee equal to the Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.20% and 0.35%.
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if: (a) the total leverage ratio is greater than 2.75 to 1.00; and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. At December 31, 2017, Kforce was not limited in making distributions and executing repurchases of its equity securities.
As of December 31, 2017, $116.5 million was outstanding and $180.3 million was available under the Credit Facility, subject to the covenants described above. Kforce has $3.2 million of outstanding letters of credit at December 31, 2017 which, pursuant to the Credit Facility, reduce the availability. As of December 31, 2016, $111.5 million was outstanding under the previous credit facility.
9. Derivative Instrument and Hedging Activity
Kforce is exposed to interest rate risk as a result of our corporate borrowing activities. The Firm uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of interest rate risk on our financial results.
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The effective date of the Swap is May 31, 2017 and the maturity date is April 29, 2022. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five. The Swap is recorded in Other long-term liabilities within the accompanying Consolidated Balance Sheets.
The Swap has been designated as a cash flow hedge and was effective as of December 31, 2017. The change in the fair value of the Swap was recorded as a component of Accumulated other comprehensive income (loss), net of tax, in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2017, the fair value of the Swap was a $0.5 million asset.

10. Fair Value Measurements
Kforce’s interest rate swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate. The inputs used to calculate the fair value of the Swap derivative instrument are considered to be Level 2 inputs. The Swap is recorded in Other assets, net within the accompanying Consolidated Balance Sheets. Refer to Note 9 - “Derivative Instrument and Hedging Activity” in the Notes to the Consolidated Financial Statements, included in this report for a complete discussion of the Firm’s derivative instrument.
Kforce has a contingent consideration liability related to a non-significant acquisition of a business within our GS reporting segment, which is measured on a recurring basis and is recorded at fair value, determined using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the Consolidated Statements of Operations and Comprehensive Income. For the years ended December 31, 2017 and 2016, approximately $565 thousand and $42 thousand of income, respectively, was recognized due to the remeasurement of our contingent consideration liability. The contingent consideration liability is recorded in Other long-term liabilities within the Consolidated Balance Sheets and the estimated fair value as of December 31, 2017 and 2016 was $191 thousand and $756 thousand, respectively.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
The estimated fair values as of December 31, 2017 and 2016 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2017
Recurring basis:
Interest rate swap derivative instrument	$479	$—	$479	$—
Contingent consideration liability	$(191)	$—	$—	$(191)
As of December 31, 2016
Recurring basis:
Contingent consideration liability	$(756)	$—	$—	$(756)
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2017 and 2016.
11. Stock Incentive Plans
On April 18, 2017, the Kforce shareholders approved the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2017 Plan is approximately 3.0 million shares. The 2017 Plan terminates on April 18, 2027. Prior to the effective date of the 2017 Plan, the Company granted stock awards to eligible participants under our 2016 Stock Incentive Plan, 2013 Stock Incentive Plan and 2006 Stock Incentive Plan (collectively the “Prior Plans”). No additional awards may be granted pursuant to the Prior Plans; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the Prior Plans.
During the years ended December 31, 2017, 2016 and 2015, Kforce recognized total stock-based compensation expense of $7.6 million, $6.7 million, and $5.8 million, respectively. The related tax benefit for the years ended December 31, 2017, 2016 and 2015 was $3.0 million, $2.8 million, and $2.3 million, respectively.

Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: (1) for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or (2) as part of a compensation package and in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance. The LTI restricted stock granted during the year ended December 31, 2017 will vest over a period between three to five years, with equal vesting annually. Other restricted stock granted during the year ended December 31, 2017 will vest over a period of between one to ten years, with equal vesting annually.
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
The following table presents the restricted stock activity for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2014	982	$18.55
Granted	556	$24.01
Forfeited/Canceled	(59)	$19.37
Vested	(186)	$18.28	$4,580
Outstanding as of December 31, 2015	1,293	$20.89
Granted (1)	1,048	$22.46
Forfeited/Canceled	(353)	$21.04
Vested	(280)	$20.67	$6,434
Outstanding as of December 31, 2016	1,708	$21.86
Granted	427	$24.03
Forfeited/Canceled	(206)	$21.70
Vested (2)	(574)	$21.60	$13,668
Outstanding as of December 31, 2017	1,355	$22.67

(1)
The increase in shares granted during the year ended December 31, 2016 was due to a change in the grant date practice for our annual LTI awards. Kforce has historically granted these annual awards on the first business day of the year following the end of the performance period; however, for the performance period ending December 31, 2016 and thereafter, the grant date was shifted to the last day of the performance period. This administrative change resulted in two annual grants being made during the year ended December 31, 2016 (a grant on January 4, 2016 for the performance period ending December 31, 2015 and a grant on December 31, 2016 for the performance period ending December 31, 2016).

(2)
The increase in shares vested during the year ended December 31, 2017 was due to a shift in the vesting date of our outstanding annual LTI awards from January 2, 2018 and January 4, 2018 to December 31, 2017 as a tax planning strategy.

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period.
As of December 31, 2017, total unrecognized stock-based compensation expense related to restricted stock was $27.6 million, which will be recognized over a weighted average remaining period of 4.3 years.

12. Commitments and Contingencies
Lease Commitments
Kforce leases office space and operating assets under operating and capital leases expiring at various dates, with some leases cancelable upon 30 to 90 days’ notice and with some leases containing escalation in rent clauses. In addition to rental payments, certain leases require payments for taxes, insurance and maintenance costs.
Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Capital leases
Present value of payments	$1,140	$334	$115	$5	$—	$—	$1,594
Interest	219	140	5	—	—	—	364
Total Capital lease payments	$1,359	$474	$120	$5	$—	$—	$1,958
Operating leases
Facilities	$9,331	$7,642	$4,764	$1,937	$772	$1,447	$25,893
Furniture and equipment	7	7	7	7	7	—	35
Total Operating lease payments	$9,338	$7,649	$4,771	$1,944	$779	$1,447	$25,928
Total Lease payments	$10,697	$8,123	$4,891	$1,949	$779	$1,447	$27,886
The present value of the minimum lease payments for capital lease obligations has been classified in Other current liabilities and Long-term debt – other in the accompanying Consolidated Balance Sheets, according to their respective maturities. Rental expense under operating leases was $7.7 million, $7.7 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. As of December 31, 2017, these purchase commitments amounted to approximately $14.5 million and are expected to be paid as follows: $8.6 million in 2018; $4.5 million in 2019; and $1.4 million in 2020.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2017, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.9 million, and for facility lease deposits totaling $0.3 million.
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

On August 25, 2016, Kforce Flexible Solutions LLC (along with co-defendant BMO Harris Bank) was served with a complaint brought in the Northern District of Illinois, U.S. District Court, Eastern District of Illinois; Shepard v. BMO Harris Bank N.A. et al., Case No.: 1:16-cv-08288. The plaintiff purports to bring claims on her own behalf and on behalf of a putative class of telephone-dedicated workers for alleged violations of the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act based upon the defendants’ purported failure to pay her and other class members all earned regular and overtime pay for all time worked. More specifically, the plaintiff alleges that class employees were required to perform unpaid work before and after the start and end times of their shifts. She seeks unpaid back regular and overtime wages, liquidated damages, statutory penalties, and attorney fees and costs. On February 15, 2018, the judge granted final approval of the parties’ agreed resolution and the case will be dismissed following implementation of the parties’ settlement. This matter was resolved without any material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
Employment Agreements
Kforce has entered into employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment of one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive. These agreements contain certain post-employment restrictive covenants. Kforce’s liability at December 31, 2017 would be approximately $32.7 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $12.7 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason. As of December 31, 2017, approximately $0.6 million of severance was accrued for two former executives.
13. Reportable Segments
Kforce’s reportable segments are as follows: (1) Tech; (2) FA; and (3) GS. This determination is supported by, among other factors: the nature of the segment’s operations, operating results are regularly reviewed by the Firm’s chief operating decision maker (“CODM”), and discrete financial information is presented to Kforce’s Board and our CODM. Kforce also reports Flex and Direct Hire revenues separately by segment, which has been incorporated into the table below.
Historically, our Tech segment has included the results of operations for Global, a wholly-owned subsidiary located in Manila, Philippines. During the year ended December 31, 2017, Kforce completed the sale of Global’s assets. This sale did not meet the definition of discontinued operations. Kforce recorded a $3.3 million gain on sale of Global’s assets, which was recorded in Selling, general and administrative expenses within the accompanying Consolidated Statements of Operations and Comprehensive Income.
Historically, and for the year ended December 31, 2017, Kforce has generated only sales and gross profit information on a segment basis. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments for the years ended December 31 (in thousands):

	Tech	FA	GS	Total
2017
Net service revenues
Flex revenues	$887,675	$318,294	$104,294	$1,310,263
Direct Hire revenues	19,836	27,841	—	47,677
Total Net service revenues	$907,511	$346,135	$104,294	$1,357,940
Gross profit	$257,118	$118,479	$32,459	$408,056
Operating expenses				343,962
Income before income taxes				$64,094
2016
Net service revenues
Flex revenues	$863,434	$307,245	$98,628	$1,269,307
Direct Hire revenues	20,043	30,356	—	50,399
Total Net service revenues	$883,477	$337,601	$98,628	$1,319,706
Gross profit	$255,842	$120,551	$32,106	$408,499
Operating expenses				352,544
Income before income taxes				$55,955
2015
Net service revenues
Flex revenues	$873,609	$294,186	$97,372	$1,265,167
Direct Hire revenues	22,333	31,738	—	54,071
Total Net service revenues	$895,942	$325,924	$97,372	$1,319,238
Gross profit	$261,721	$119,036	$33,357	$414,114
Operating expenses				342,442
Income before income taxes				$71,672
14. Quarterly Financial Data (Unaudited)
The following table provides quarterly information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2017
Net service revenues	$333,992	$340,309	$341,053	$342,586
Gross profit	97,135	103,919	104,375	102,627
Net income	5,902	11,144	10,099	6,140
Earnings per share-basic	$0.23	$0.44	$0.40	$0.25
Earnings per share-diluted	$0.23	$0.44	$0.40	$0.24
2016
Net service revenues	$322,201	$335,047	$336,460	$325,998
Gross profit	97,189	106,282	105,380	99,648
Net income	3,650	10,864	9,020	9,239
Earnings per share-basic	$0.14	$0.41	$0.35	$0.36
Earnings per share-diluted	$0.14	$0.41	$0.34	$0.36

15. Supplemental Cash Flow Information
Supplemental cash flow information is as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Cash paid during the year for:
Income taxes, net	$24,330	$21,324	$25,395
Interest, net	$3,518	$2,101	$1,609
Non-Cash Financing and Investing Transactions:
Receivable for sale of Global's assets	$1,979	$—	$—
Equipment acquired under capital leases	$937	$1,153	$1,470
Unsettled repurchases of common stock	$898	$935	$1,012
Employee stock purchase plan	$522	$669	$578
Shares tendered in payment of exercise price of stock options	$—	$63	$—

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
None.
ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2017 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, those controls.
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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2017, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2017.
Our Commitment to Integrity applies to all of our directors, officers, and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2017.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2017.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2017.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2017.

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

KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS (1)	DEDUCTIONS (2)	BALANCE AT END OF PERIOD
Accounts receivable reserves	2015	$2,040	1,653	1	(1,573)	$2,121
	2016	$2,121	795	39	(889)	$2,066
	2017	$2,066	1,155	(91)	(797)	$2,333

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

ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

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

10.1
Credit Agreement, dated May 25, 2017, between Kforce Inc. and its subsidiaries and Wells Fargo Bank, N.A. and the other lenders thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 25, 2017.

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

10.11*	Kforce Inc. 2006 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-168529) filed with the SEC on August 4, 2010.

10.12*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

Exhibit Number	Description

10.13*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.

10.14*	Kforce Inc. 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 000-26058) filed with the SEC on April 28, 2017.

10.15
Form of Restricted Stock Award Agreement under the 2006 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 4, 2011.

10.16*	Form of Restricted Stock Award Agreement under the 2016 Stock Incentive Plan, filed electronically herewith.

10.17*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.18*
Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

10.19*	Amended and Restated Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, dated November 15, 2017, filed electronically herewith.

10.20*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Kye L. Mitchell, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 2, 2016.

10.21*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Peter M. Alonso, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 24, 2017.

10.22*
Amendment to Amended and Restated Employment Agreement, dated February 20, 2017, between Kforce Inc. and Peter M. Alonso, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 24, 2017.

10.23*	Employment Agreement, dated February 8, 2016, between Kforce Inc. and Robert W. Edmund, filed electronically herewith.

10.24*	Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan, filed electronically herewith.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The Consolidated Financial Statements and Schedule listed in Part IV, Item 15 of this Form 10-K are formatted in XBRL.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 23, 2018	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2018	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2018	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2018	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

Date: February 23, 2018	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 23, 2018	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: February 23, 2018	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 23, 2018	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 23, 2018	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 23, 2018	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 23, 2018	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director

Date: February 23, 2018	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 23, 2018	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman and Director

Date: February 23, 2018	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director