Form 10-Q
period 2018-03-31
KFORCE INC
filed 2018-05-02
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-26058
_________________________________________________________________
 Kforce Inc.
Exact name of registrant as specified in its charter
_________________________________________________________________

FLORIDA	59-3264661
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

1001 EAST PALM AVENUE, TAMPA, FLORIDA	33605
Address of principal executive offices	Zip Code
Registrant’s telephone number, including area code: (813) 552-5000
 _______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 27, 2018 was 26,114,417.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2018
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions, divestitures and investments, effects of interest rate variations, financing needs or plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, estimates concerning our ability to collect on our trade accounts receivable, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, estimates concerning goodwill impairment, delays or termination or the failure to obtain awards, task orders or funding under contracts, changes in client demand for Firm services and our ability to adapt to such changes as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2018	2017
Revenue	$346,293	$333,992
Direct costs	246,105	236,857
Gross profit	100,188	97,135
Selling, general and administrative expenses	84,592	84,678
Depreciation and amortization	2,008	2,050
Income from operations	13,588	10,407
Other expense, net	1,339	1,185
Income before income taxes	12,249	9,222
Income tax expense	3,074	3,320
Net income	9,175	5,902
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	517	—
Defined benefit pension plans, net of tax	—	(5)
Comprehensive income	$9,692	$5,897

Earnings per share – basic	$0.37	$0.23
Earnings per share – diluted	$0.37	$0.23

Weighted average shares outstanding – basic	24,804	25,223
Weighted average shares outstanding – diluted	25,094	25,509

Dividends declared per share	$0.12	$0.12
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$257	$379
Trade receivables, net of allowances of $2,109 and $2,333, respectively	237,847	225,865
Income tax refund receivable	774	7,116
Prepaid expenses and other current assets	11,994	12,085
Total current assets	250,872	245,445
Fixed assets, net	38,848	39,680
Other assets, net	39,265	38,598
Deferred tax assets, net	11,100	11,316
Intangible assets, net	3,211	3,297
Goodwill	45,968	45,968
Total assets	$389,264	$384,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$32,023	$34,873
Accrued payroll costs	44,645	46,886
Other current liabilities	1,796	1,960
Income taxes payable	3,388	—
Total current liabilities	81,852	83,719
Long-term debt – credit facility	123,200	116,523
Long-term debt – other	2,198	2,597
Other long-term liabilities	47,520	47,188
Total liabilities	254,770	250,027
Commitments and contingencies (Note D)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,562 and 71,494 issued, respectively	716	715
Additional paid-in capital	439,937	437,394
Accumulated other comprehensive income	617	100
Retained earnings	200,999	195,143
Treasury stock, at cost; 45,481 and 45,167 shares, respectively	(507,775)	(499,075)
Total stockholders’ equity	134,494	134,277
Total liabilities and stockholders’ equity	$389,264	$384,304
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2017	71,494	$715	$437,394	$100	$195,143	45,167	$(499,075)	$134,277
Net income	—	—	—	—	9,175	—	—	9,175
Cumulative effect of new accounting standard (Note C), net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividends, net of forfeitures	63	1	166	—	(167)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	2,260	—	—	—	—	2,260
Employee stock purchase plan	—	—	71	—	—	(6)	61	132
Dividends ($0.12 per share)	—	—	—	—	(2,973)	—	—	(2,973)
Change in fair value of interest rate swap, net of tax of $176	—	—	—	517	—	—	—	517
Repurchases of common stock	—	—	—	—	—	319	(8,715)	(8,715)
Balance, March 31, 2018	71,562	$716	$439,937	$617	$200,999	45,481	$(507,775)	$134,494

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,175	$5,902
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income tax provision, net	41	1,758
Provision for bad debts	368	392
Depreciation and amortization	2,115	2,103
Stock-based compensation expense	2,260	2,064
Defined benefit pension plans expense	455	239
Loss on deferred compensation plan investments, net	110	104
Other	96	272
(Increase) decrease in operating assets
Trade receivables, net	(12,350)	(21,665)
Income tax refund receivable	6,341	(725)
Prepaid expenses and other current assets	91	(20)
Other assets, net	69	(127)
(Decrease) increase in operating liabilities
Accounts payable and other accrued liabilities	(2,096)	(2,113)
Accrued payroll costs	317	1,593
Income taxes payable	3,388	623
Other long-term liabilities	(130)	(913)
Cash provided by (used in) operating activities	10,250	(10,513)
Cash flows from investing activities:
Capital expenditures	(1,469)	(2,272)
Cash used in investing activities	(1,469)	(2,272)
Cash flows from financing activities:
Proceeds from credit facility	193,400	274,553
Payments on credit facility	(186,723)	(254,134)
Payments on other financing arrangements	(569)	(526)
Proceeds from exercise of stock options	—	72
Repurchases of common stock	(12,038)	(2,887)
Cash dividend	(2,973)	(3,037)
Cash (used in) provided by financing activities	(8,903)	14,041
Change in cash and cash equivalents	(122)	1,256
Cash and cash equivalents at beginning of period	379	1,482
Cash and cash equivalents at end of period	$257	$2,738
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2017 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by U.S. GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from our audited Consolidated Balance Sheet as of December 31, 2017, as presented in our 2017 Annual Report on Form 10-K.
Our quarterly operating results are affected by the number of billing days in a particular quarter, the seasonality of our clients’ businesses and increased holiday and vacation days taken. In addition, we typically experience an increase in costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which negatively impacts our gross profit and overall profitability. The results of operations for any interim period may be impacted by these factors and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: revenue transaction prices; allowance for doubtful accounts; income taxes; self-insured liabilities for workers’ compensation and health insurance; obligations for pension plans and goodwill and any related impairment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Earnings per Share
Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per share is computed by dividing net income by diluted WASO. Diluted WASO includes the dilutive effect of potentially dilutive securities such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.
For the three months ended March 31, 2018 and 2017, there were 290 thousand and 286 thousand common stock equivalents included in the diluted WASO, respectively. For the three months ended March 31, 2018 and 2017, there were insignificant anti-dilutive common stock equivalents.

New Accounting Standards
Recently Adopted Accounting Standards
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. The amended guidance (“Topic 606”) is effective for annual and interim reporting periods beginning after December 15, 2017. We adopted this new standard effective January 1, 2018, using the modified retrospective transition method with a cumulative adjustment to the opening balance of retained earnings. The comparative information continues to be reported under the accounting standards in effect for the period presented ("Topic 605"). Refer to Note C - "Revenue Recognition" for additional accounting policy and transition disclosures.
Accounting Standards Not Yet Adopted
In February 2018, the FASB issued authoritative guidance regarding the reclassification of certain stranded tax effects from accumulated other comprehensive income to retained earnings as a result of the change in tax rates related to the Tax Cuts and Jobs Act. The guidance is effective for fiscal periods beginning after December 15, 2018, with early adoption permitted in any interim period. The guidance should be applied either in the period of adoption or retrospectively. Kforce is currently evaluating the potential impact on the consolidated financial statements.
In August 2017, the FASB issued authoritative guidance targeting improvements to accounting for hedging activities by simplifying the rules around hedge accounting and improving the disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2018, with early adoption permitted in any interim period. The hedge accounting guidance should be implemented using a modified retrospective approach for any hedges that exist on the date of adoption, while the presentation and disclosure requirements must be applied prospectively. Kforce is currently evaluating the potential impact on the consolidated financial statements.
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables. The guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted no sooner than annual periods beginning after December 15, 2018. The guidance requires companies to apply the requirements using a modified retrospective approach. Kforce is currently evaluating the potential impact on the consolidated financial statements.
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively to all prior periods presented, including interim periods. Kforce elected not to adopt this standard early. Kforce anticipates that the adoption of this standard will have a significant impact to the consolidated balance sheet as it will result in recording our operating leases as a right-of-use asset and corresponding lease liability. Kforce continues to assess all potential impacts of the standard, especially with respect to disclosures.
Note B - Reportable Segments
Kforce provides services through the following segments: (1) Technology (“Tech”); (2) Finance and Accounting (“FA”); and (3) Government Solutions (“GS”). Historically, and for the three months ended March 31, 2018 and 2017, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments (in thousands):

	Tech	FA	GS	Total
Three Months Ended March 31,
2018
Revenue	$236,497	$80,944	$28,852	$346,293
Gross profit	$65,348	$27,161	$7,679	$100,188
Operating expenses				87,939
Income before income taxes				$12,249
2017
Revenue	$222,045	$87,295	$24,652	$333,992
Gross profit	$61,100	$28,655	$7,380	$97,135
Operating expenses				87,913
Income before income taxes				$9,222
Note C - Revenue Recognition
We adopted Topic 606 using the modified retrospective transition method for all contracts that were not completed as of January 1, 2018. Due to the cumulative impact of adopting Topic 606, we recorded a reduction to the opening balance of retained earnings of $0.2 million, net of tax, as of January 1, 2018 with the offset recorded as a contract liability. The adjustment is related to a change in the revenue recognition pattern for the performance obligations under certain GS contracts where a contract provides our customer with a material right to a future discount and standard warranty revenues related to our product business. As of and for the three months ended March 31, 2018, the unaudited condensed consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.
Revenue Recognition
All of our revenue and trade receivables are generated from contracts with customers and substantially all of our revenues are derived from U.S. domestic operations. The following section describes the accounting policies that we believe have significant judgments, or changes in judgment, as a result of adopting Topic 606.
Revenue is recognized when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities.
For substantially all of our revenue transactions, we have determined that gross reporting of revenues as a principal versus net as an agent is the appropriate accounting treatment because Kforce: (i) is primarily responsible for fulfilling the promise to provide the specified good or service to the customer, (ii) has discretion in selecting and assigning the temporary workers to particular jobs and establishing the billing rate, and (iii) bears the risk and rewards of the transaction including credit risk if the customer fails to pay for services performed.
Flex Revenue
Flex revenue is recognized as the temporary staffing services are provided by our consultants at the contractually established bill rates, net of applicable variable consideration. Reimbursements of travel and out-of-pocket expenses ("billable expenses") are also recorded within Flex revenue when incurred and the equivalent amount of expense is recorded in Direct costs in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Certain temporary staffing services are provided under time-and-material and fixed-price arrangements. For time-and-materials contracts, we recognize revenue in the amount of consideration to which we have the right to invoice when it corresponds directly to the services transferred to the customer satisfied over time. For fixed-price contracts which are frequently utilized in our GS segment, revenues are recognized using the input method based on costs incurred as a proportion of estimated total costs. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Management uses significant judgments when estimating the total labor hours expected to complete the contract performance obligation.

Direct Hire Revenue
Direct Hire revenue is recognized at the agreed upon rate when the performance obligation is considered complete. Our policy requires the following criteria to be met in order for the performance obligation to be considered complete: (1) the candidate accepted the position; (2) the candidate resigned from their current employer; and (3) the agreed upon start date falls within the following month. Since the client has accepted the candidate and can direct the use of and obtains the significant risk and rewards of the placement, we consider this point as the transfer of control to our client.
Product Revenue
Revenue for our product business, which is a component of our GS segment, is recognized after the transfer of control to the customer, which typically occurs upon delivery.
Variable Consideration
Transaction prices for Flex revenue include variable consideration such as customer rebates and discounts. Management evaluates the facts and circumstances of each contract to estimate the variable consideration using the most likely amount method and based on management’s expectation of the volume of services to be provided over the applicable period. Direct Hire revenue is recorded net of a fallout reserve. Direct Hire fallouts occur when a candidate does not remain employed with the client through the respective contingency period (typically 90 days or less). Management uses the expected value method to estimate the fallout reserve based on a combination of past experience and current trends. Our policy is to include the variable consideration in the transaction price if it is probable that a significant future reversal will not occur. These reserve accruals are recorded in the same period that the related revenue is recognized, resulting in a reduction of revenue with the offset recorded as an other accrued liability in the unaudited condensed consolidated financial statements.
Payment Terms
Our payment terms and conditions vary by arrangement, although terms are typically less than 90 days. Generally the timing between the satisfaction of the performance obligation and the payment is not significant and we currently do not have any significant financing components. We record a contract liability when we receive consideration from a customer prior to transferring goods or services to the customer or if we have an unconditional right and services have been performed.
Cost of Services
Direct costs are composed of all related costs of employment for consultants, including compensation, payroll taxes, certain fringe benefits and subcontractor costs. Direct costs exclude depreciation and amortization expense (except for the product revenue), which is presented on a separate line in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Associate and field management compensation, payroll taxes and fringe benefits are included in selling, general and administrative expenses (“SG&A”), along with other customary costs such as administrative and corporate compensation. We generally expense sales commissions and any other incremental costs of obtaining a contract as incurred because the amortization period would be less than one year.
Trade Receivables and Related Reserves
Trade receivables are recorded net of reserves for doubtful accounts and revenue adjustments.The allowance for doubtful accounts is determined based on factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off after all reasonable collection efforts have been exhausted.
Under Topic 605, the Direct Hire fallout reserve was recorded as a Trade receivables allowance and under Topic 606, it is recorded within Accounts payable and other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the Direct Hire fallout reserve was $0.5 million.
Unsatisfied Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts if either the original expected length is one year or less or if revenue is recognized at the amount to which we have the right to invoice for services performed.

Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the three months ended March 31, 2018 and 2017 (in thousands):

	Tech	FA	GS	Total
2018
Revenue by type:
Flex revenue	$231,496	$74,550	$26,771	$332,817
Direct Hire revenue	5,001	6,394	—	11,395
Product revenue	—	—	2,081	2,081
Total Revenue	$236,497	$80,944	$28,852	$346,293
2017
Revenue by type:
Flex revenue	$216,886	$80,949	$21,497	$319,332
Direct Hire revenue	5,159	6,346	—	11,505
Product revenue	—	—	3,155	3,155
Total Revenue	$222,045	$87,295	$24,652	$333,992
GS Flex revenue includes 40.6% and 28.9% of revenue recognized from fixed-price contracts for the three months ended March 31, 2018 and 2017, respectively.
Contract Balances
The following table presents changes in contract liabilities for the three months ended March 31, 2018 (in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Contract liabilities	$740	$871	$(669)	$942
We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer, which is represented as deductions in the table above. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long term liabilities, if over one year, in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2018, we expect to recognize the revenue from contract liabilities as follows: $0.5 million in 2018 and $0.1 million for each of the years ended 2019, 2020, 2021 and 2022.
Note D - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At March 31, 2018, our liability would be approximately $32.4 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $13.0 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason. As of March 31, 2018, the accrued severance balance was approximately $0.4 million for two executives.

Litigation
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
Note E - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts payable	$20,611	$21,591
Accrued liabilities	11,412	13,282
Total Accounts payable and other accrued liabilities	$32,023	$34,873
Our accounts payable balance includes trade creditor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers and other accrued liabilities.
Note F - Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Payroll and benefits	$37,985	$37,788
Health insurance liabilities	3,238	2,596
Payroll taxes	2,190	5,270
Workers’ compensation liabilities	1,232	1,232
Total Accrued payroll costs	$44,645	$46,886
Note G - Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (the “Commitment”), which will be available to the Firm in the form of revolving credit loans, swingline loans and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated executed collateral.

Revolving credit loans under the Credit Facility bear interest at a rate equal to (a) the Base Rate (as described below) plus the Applicable Margin (as described below) or (b) the LIBOR Rate plus the Applicable Margin. Swingline loans under the Credit Facility bear interest at a rate equal to the Base Rate plus the Applicable Margin. The Base Rate is the highest of: (i) the Wells Fargo Bank, National Association prime rate, (ii) the federal funds rate plus 0.50% or (iii) one-month LIBOR plus 1.00%, and the LIBOR Rate is reserve-adjusted LIBOR for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Base Rate loans ranges from 0.25% to 0.75% and the Applicable Margin for LIBOR Rate loans ranges from 1.25% to 1.75%. The Firm will pay a quarterly non-refundable commitment fee equal to the Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.20% and 0.35%.
The Firm is subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of March 31, 2018, Kforce was not limited in making distributions and executing repurchases of our equity securities.
As of March 31, 2018 and December 31, 2017, $123.2 million and $116.5 million was outstanding, respectively, and $173.6 million and $180.3 million was available under the Credit Facility, respectively, subject to the covenants described above. Kforce had $3.2 million of outstanding letters of credit at March 31, 2018 and December 31, 2017 which, pursuant to the Credit Facility, reduces the availability.
Note H - Employee Benefit Plans
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year or upon retirement or termination of employment in the accompanying Unaudited Condensed Consolidated Balance Sheets. At March 31, 2018 and December 31, 2017, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $1.9 million and $2.9 million, respectively, and $28.6 million and $28.9 million were included in Other long-term liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheets.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $31.3 million and $31.4 million as of March 31, 2018 and December 31, 2017, respectively, and is included in Other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.
Supplemental Executive Retirement Plan
Kforce maintains a Supplemental Executive Retirement Plan (“SERP”) for the benefit of certain executive officers. The primary goals of the SERP are to create an additional wealth accumulation opportunity, restore lost qualified pension benefits due to government limitations and retain our covered executive officers. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.

The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Service cost	$338	$80
Interest cost	117	134
Net periodic benefit cost	$455	$214
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of March 31, 2018 and December 31, 2017 was $14.9 million and $14.4 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2018. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2018.
Note I - Stock Incentive Plans
On April 18, 2017, the Kforce shareholders approved the 2017 Stock Incentive Plan (“2017 Plan”). The 2017 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2017 Plan is approximately 3.0 million shares. The 2017 Plan terminates on April 18, 2027. Prior to the effective date of the 2017 Plan, the Company granted stock awards to eligible participants under our 2016 Stock Incentive Plan and 2013 Stock Incentive Plan (collectively the “Prior Plans”). As of the effective date of the 2017 Plan, no additional awards may be granted pursuant to the Prior Plans; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the Prior Plans.
During the three months ended March 31, 2018 and 2017, stock-based compensation expense was $2.3 million and $2.1 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: (1) for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program or (2) as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals, which are established by Kforce’s Compensation Committee during the first quarter of the year of performance. Restricted stock granted during the three months ended March 31, 2018 will vest over a period between five to ten years, with equal vesting annually.
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

The following table presents the restricted stock activity for the three months ended March 31, 2018 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2017	1,355	$22.67
Granted	73	$26.66
Forfeited	(9)	$21.85
Vested	(6)	$17.78	$169
Outstanding as of March 31, 2018	1,413	$22.90
As of March 31, 2018, total unrecognized stock compensation expense related to restricted stock was $27.0 million, which will be recognized over a weighted average remaining period of 4.2 years.
Note J - Derivative Instrument and Hedging Activity
Kforce is exposed to interest rate risk as a result of our corporate borrowing activities. The Firm uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of interest rate risk on our financial results.
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. (the “Swap”). The Swap was effective May 31, 2017 and matures April 29, 2022. The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five.
The Swap has been designated as a cash flow hedge and was effective as of March 31, 2018. The change in the fair value of the Swap was recorded as a component of Accumulated other comprehensive income in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, the fair value of the Swap was $1.2 million and $0.5 million asset, respectively.
Note K - Fair Value Measurements
Kforce’s interest rate swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate, which are considered to be Level 2 inputs. The Swap is recorded in Other assets, net within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note J - “Derivative Instrument and Hedging Activity” for a complete discussion of the Firm’s derivative instrument.
Our contingent consideration liability relates to a non-significant business acquisition within our GS segment, which is measured on a recurring basis and recorded at fair value, using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There was no activity in our recurring Level 3 fair value measurements for the three months ended March 31, 2018. The contingent consideration liability is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

The estimated fair values as of March 31, 2018 and December 31, 2017 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018
Recurring basis:
Interest rate swap derivative instrument	$1,171	$—	$1,171	$—
Contingent consideration liability	$(191)	$—	$—	$(191)
As of December 31, 2017
Recurring basis:
Interest rate swap derivative instrument	$479	$—	$479	$—
Contingent consideration liability	$(191)	$—	$—	$(191)
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2018.
Note L - Supplemental Cash Flow Information
The following table provides information regarding supplemental cash flows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cash paid during the period for:
Income taxes, net	$89	$482
Interest, net	$1,343	$678
Non-Cash Financing and Investing Transactions:
Employee stock purchase plan	$132	$127
Shares tendered in payment of exercise price of stock options	$46	$—
Equipment acquired under capital leases	$—	$441
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Kforce Inc., our operations and present business environment. This MD&A should be read in conjunction with Item 1. Financial Statements of this report on Form 10-Q. This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – An executive summary of our results of operations as of and for the three months ended March 31, 2018.

•
Results of Operations – An analysis of Kforce’s unaudited consolidated results of operations for the three months ended March 31, 2018 and 2017, which have been presented in the unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – An analysis of cash flows, credit facility, stock repurchases, off-balance sheet arrangements and contractual obligations and commitments.

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

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2018, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Revenue for the three months ended March 31, 2018 increased 3.7% to $346.3 million from $334.0 million in the comparable period in 2017.

•
Flex revenue for the three months ended March 31, 2018 increased 4.2% over the comparable period in 2017. Flex revenue increased 6.7% and 24.5% for Tech and GS, respectively, and decreased 7.9% for FA. The year-over-year growth rate in our largest line of business, Tech Flex, accelerated to 6.7% in the first quarter of 2018 from 5.4% in the fourth quarter of 2017.

•	Direct Hire revenue for the three months ended March 31, 2018 decreased 1.0% to $11.4 million from $11.5 million in the comparable period in 2017.

•
Flex gross profit margin for the three months ended March 31, 2018 increased 10 basis points to 26.3% from 26.2% in the comparable period in 2017. Flex gross profit margin increased 30 basis points for Tech and FA, reflecting continued pricing discipline, and decreased 50 basis points for GS, which reflects the compression in the spread between bill rates and pay rates experienced on several larger GS contracts.

•
SG&A expenses as a percentage of revenues for the three months ended March 31, 2018 decreased to 24.4% from 25.4% in the comparable period in 2017. The 100 basis point decrease was primarily a result of lower revenue-generating headcount, lower costs as a result of previous realignment activities and improved associate productivity levels.

•
Net income for the three months ended March 31, 2018 increased 55.5% to $9.2 million from $5.9 million in the comparable period in 2017 driven by the factors noted above as well as the reduction in our effective tax rate due to the enactment of the Tax Cuts and Jobs Act (“TCJA”).

•	Diluted earnings per share for the three months ended March 31, 2018 increased to $0.37 per share from $0.23 per share in the comparable period in 2017 driven principally by the factors noted above.

•	The Firm declared and paid dividends of $0.12 per share during the three months ended March 31, 2018, resulting in a total cash payout of $3.0 million.

•	The total amount outstanding under our Credit Facility as of March 31, 2018 increased $6.7 million to $123.2 million as compared to $116.5 million as of December 31, 2017.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to clients through our Tech, FA and GS segments. Kforce provides staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida with 58 field offices located throughout the United States. As of March 31, 2018, Kforce employed nearly 2,600 associates and 11,500 consultants on assignment.
Kforce serves clients across many industries and geographies ranging in size from small to mid-sized companies to the largest companies in the Fortune 1000. We also provide services and solutions to the Federal Government as well as state and local governments, as a prime contractor and subcontractor. We believe that our portfolio of service offerings, which are focused in Tech and FA (areas of expected growth), are a key contributor to our long-term financial stability.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2018, based on data published by the Bureau of Labor Statistics and Staffing Industry Analysts. The penetration rate (the percentage of temporary staffing to total employment) was 2.0% in March 2018. The unemployment rate was 4.1% as of March 2018 and the non-farm payroll expanded approximately 202 thousand jobs per month from January through March 2018. Also, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was at 2.2% in March 2018. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating.
Operating Results - Three Months Ended March 31, 2018 and 2017
In order to align the discussion of our Operating Results with Note C - “Revenue Recognition” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this report, we have disaggregated our GS Product business and modified the presentation to exclude it from Flex revenue and Flex gross profit. Prior periods have been adjusted to align with the current presentation.
The following table presents, as a percentage of revenue, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended
	March 31,
	2018	2017
Revenue by segment:
Tech	68.3%	66.5%
FA	23.4	26.1
GS	8.3	7.4
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	96.1%	95.6%
Direct Hire	3.3	3.4
Product	0.6	1.0
Total Revenue	100.0%	100.0%
Gross profit	28.9%	29.1%
Selling, general and administrative expenses	24.4%	25.4%
Depreciation and amortization	0.6%	0.6%
Income from operations	3.9%	3.1%
Income before income taxes	3.5%	2.8%
Net income	2.6%	1.8%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Tech
Flex revenue	$231,496	6.7%	$216,886
Direct Hire revenue	5,001	(3.1)%	5,159
Total Tech revenue	$236,497	6.5%	$222,045
FA
Flex revenue	$74,550	(7.9)%	$80,949
Direct Hire revenue	6,394	0.8%	6,346
Total FA revenue	$80,944	(7.3)%	$87,295
GS
Flex revenue	$26,771	24.5%	$21,497
Product revenue	2,081	(34.0)%	3,155
Total GS revenue	$28,852	17.0%	$24,652

Total Flex revenue	$332,817	4.2%	$319,332
Total Direct Hire revenue	11,395	(1.0)%	11,505
Total Product revenue	2,081	(34.0)%	3,155
Total Revenue	$346,293	3.7%	$333,992
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017
Billing Days	64	61	63	64	64
Tech Flex	6.7%	5.4%	3.3%	1.5%	2.7%
FA Flex	(7.9)%	0.3%	4.1%	4.3%	7.5%
GS Flex	24.5%	27.9%	12.7%	1.2%	8.2%
Total Flex	4.2%	5.5%	4.2%	2.2%	4.2%
Total Firm	3.7%	5.1%	3.0%	1.6%	3.7%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment and billable hours, the consultant bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our largest segment, Tech, increased during the three months ended March 31, 2018 by 6.7% as compared to the same period in 2017, which represents an acceleration in our year-over-year growth rate from 5.4% in the fourth quarter of 2017. The secular drivers of technology spend have remained intact with many companies now becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. We expect Tech Flex revenue to increase sequentially and on a year-over-year basis in the second quarter of 2018 and for the year-over-year growth rate to accelerate further.
Our FA segment experienced a decrease in Flex revenue of 7.9% during the three months ended March 31, 2018 as compared to the same period in 2017. While we expected a year-over-year decrease in FA Flex revenues in the first quarter, the rate of decline was greater than we anticipated as a result of the conclusion of several larger projects. We expect FA Flex revenue to reflect stability in the second quarter of 2018 on a sequential basis with year-over-year declines that approximate levels experienced in the first quarter of 2018.

Our GS segment experienced an increase in Flex revenue of 24.5% for the three months ended March 31, 2018 as compared to the same period in 2017. The year-over-year increase in the first quarter of 2018 was principally a result of two new prime contract wins in the third quarter of 2017. We expect our GS Flex business to remain stable in the second quarter of 2018 and year-over-year growth rates to approximate the levels experienced in the first quarter of 2018.
As our GS Flex business provides temporary staffing services under both time-and-material and fixed-price contracts, key drivers for the change in Flex revenues and Flex hours billed are not presented in the tables below.
The following table presents the key drivers for the change in Flex revenues for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended March 31, 2018
	Tech	FA
Key drivers
Volume (hours billed)	$(4,458)	$(8,907)
Bill rate	17,534	2,506
Billable expenses	1,534	2
Total change in Flex revenues	$14,610	$(6,399)
The following table presents total Flex hours billed for our Tech and FA segments and percentage change over the prior period (in thousands):

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Tech	3,178	(2.1)%	3,245
FA	2,196	(11.0)%	2,468
Total Flex hours billed	5,374	(5.9)%	5,713
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which occurs when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement for a fee. Our GS segment does not make permanent placements.
Direct Hire revenue decreased 1.0% during the three months ended March 31, 2018 as compared to the same period in 2017. We expect a seasonal increase in the second quarter and year-over-year rates directionally similar to the first quarter in 2018 for Direct Hire revenue.
The following table presents the key drivers for the change in Direct Hire revenue for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended March 31, 2018
	Tech	FA
Key Drivers
Volume (number of placements)	$(292)	$558
Placement fee	134	(510)
Total change in Direct Hire revenue	$(158)	$48

The following table presents the total number of placements for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Tech	278	(5.4)%	294
FA	575	8.7%	529
Total number of placements	853	3.6%	823
The following table presents the average placement fee for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Tech	$18,021	2.8%	$17,537
FA	11,115	(7.4)%	12,002
Total average placement fee	$13,362	(4.4)%	$13,981
Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from total revenue. There are no consultant payroll costs associated with Direct Hire placements, thus all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) for each segment and percentage change over the prior period:

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Tech	27.6%	0.4%	27.5%
FA	33.6%	2.4%	32.8%
GS	26.6%	(11.0)%	29.9%
Total gross profit percentage	28.9%	(0.7)%	29.1%
The change in total gross profit percentage for the three months ended March 31, 2018 as compared to the same period in 2017, is primarily the result of a decline in our GS Flex gross profit and a decline in the overall mix of Direct Hire revenue compared to total revenue.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate.
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period:

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Tech	26.1%	1.2%	25.8%
FA	27.9%	1.1%	27.6%
GS	24.5%	(2.0)%	25.0%
Total Flex gross profit percentage	26.3%	0.4%	26.2%

The increase in Flex gross profit percentage of 10 basis points for the three months ended March 31, 2018 as compared to the same period in 2017 is primarily due to the continued focus and training of our revenue generating associates on effective pricing in our Tech and FA Flex businesses, success in our client portfolio strategy, client mix changes primarily in FA Flex that increased our Flex gross profit percentage along with an incrementally positive environment from payroll tax and health insurance expenses. These areas of focus collectively offset the continued downward client pricing pressures that we believe exist in our business at a macro level among larger clients and the compression in the spread between bill rates and pay rates for certain GS contracts. Kforce continues to focus on optimizing the spread between bill rates and pay rates by providing our associates with tools, training, economic knowledge and defined programs to drive improvement in the effectiveness of our pricing strategy around the staffing services we provide. We believe this strategy will serve to balance the desire for optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
The following table presents the key drivers for the change in Flex gross profit for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended March 31, 2018
	Tech	FA
Key Drivers
Volume (hours billed)	$3,768	$(1,763)
Bill rate	638	221
Total change in Flex gross profit	$4,406	$(1,542)
SG&A Expenses. For the three months ended March 31, 2018, total compensation, commissions, payroll taxes, and benefit costs as a percentage of SG&A represented 83.8% as compared to 84.6% for the comparable period in 2017. Commissions and other bonus incentives for our revenue-generating talent (and related payroll taxes and benefit costs) are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents components of SG&A as a percentage of total revenue (in thousands):

	2018	% of Revenues	2017	% of Revenues
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$70,893	20.4%	$71,644	21.5%
Other (1)	13,699	4.0%	13,034	3.9%
Total SG&A	$84,592	24.4%	$84,678	25.4%

(1)	Balances in “other” include bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 100 basis points for the three months ended March 31, 2018 as compared to the same period in 2017. Overall, compensation costs are lower on a year-over-year basis primarily a result of lower revenue-generating headcount, lower costs as a result of previous realignment activities and improved associate productivity levels.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended March 31,
	2018	Increase (Decrease)	2017
Fixed asset depreciation (includes capital leases)	$1,665	(3.4)%	$1,724
Capitalized software amortization	257	7.1%	240
Intangible asset amortization	86	—%	86
Total Depreciation and amortization	$2,008	(2.0)%	$2,050

Other Expense, Net. Other expense, net for the three months ended March 31, 2018 was $1.3 million as compared to $1.2 million for the same period in 2017 and consists primarily of interest expense related to outstanding borrowings under our Credit Facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) for the three months ended March 31, 2018 and 2017 was 25.1% and 36.0%, respectively. Our effective tax rate for the three months ended March 31, 2018 was positively impacted by the TCJA.
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
The following table presents Free Cash Flow (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net income	$9,175	$5,902
Non-cash provisions and other	5,445	6,932
Changes in operating assets/liabilities	(4,370)	(23,347)
Net cash provided by (used in) operating activities	10,250	(10,513)
Capital expenditures	(1,469)	(2,272)
Free cash flow	8,781	(12,785)
Change in debt	6,677	20,419
Repurchases of common stock	(12,038)	(2,887)
Cash dividend	(2,973)	(3,037)
Other	(569)	(454)
Change in cash and cash equivalents	$(122)	$1,256
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

The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2018	2017
Three Months Ended March 31,
Net income	$9,175	$5,902
Depreciation and amortization	2,115	2,103
Stock-based compensation expense	2,260	2,064
Interest expense, net	1,297	1,173
Income tax expense	3,074	3,320
Adjusted EBITDA	$17,921	$14,562
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. At March 31, 2018, Kforce had $169.0 million in working capital compared to $161.7 million at December 31, 2017.
We are principally focused on achieving an appropriate balance of cash flow across several areas of opportunity such as: generating positive cash flow from operating activities; returning capital to our shareholders through our quarterly dividends and common stock repurchase program; maintaining appropriate leverage under our Credit Facility; investing in our infrastructure to allow sustainable growth via capital expenditures; and/or maintaining sufficient liquidity to complete acquisitions or other strategic investments.
As a result of the TCJA, we expect to generate an additional $10.0 million in operating cash in 2018 related to the decrease in our effective tax rate. We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, a material deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for potential acquisitions, additional repurchases or dividends.
Cash provided by operating activities was $10.3 million during the three months ended March 31, 2018 compared to $10.5 million used in the three months ended March 31, 2017. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our associate and consultant compensation. When comparing cash flows from operating activities, the increase in cash provided by operating activities during the three months ended March 31, 2018 as compared to the same period in 2017 is primarily a result of the receipt of an income tax receivable in the amount of $6.8 million as well as improved timing in collections of accounts receivable, which was offset by the accelerating year-over-year growth in our business.
Cash used in investing activities was $1.5 million during the three months ended March 31, 2018 compared to $2.3 million used in the three months ended March 31, 2017, which consists of capital expenditures except for equipment acquired under capital leases. We expect to continue selectively investing in our infrastructure in order to support the expected future growth in our business and evolution of our operating model. We believe that we have sufficient cash and availability under the Credit Facility to make any expected necessary capital expenditures in the foreseeable future. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.
Cash used in financing activities was $8.9 million during the three months ended March 31, 2018 compared to $14.0 million provided by financing activities in the three months ended March 31, 2017. This was primarily driven by an increase in cash used for common stock repurchases and a decrease in net proceeds from our Credit Facility.
Kforce declared and paid quarterly dividends of $3.0 million ($0.12 per share) during each of the three months ended March 31, 2018 and 2017. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.

The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Open market repurchases	$9,565	$935
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	2,473	1,952
Total cash flow impact of common stock repurchases	$12,038	$2,887

Cash paid in current period for settlement of prior year repurchases	$3,323	$935
Under the Credit Facility, our maximum borrowing capacity of $300.0 million which, subject to certain conditions and participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million in the form of revolving credit loans, swingline loans, and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. As of March 31, 2018 and December 31, 2017, $123.2 million and $116.5 million was outstanding, respectively, and $173.6 million and $180.3 million was available, respectively, subject to the covenants described below, under the Credit Facility.
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of March 31, 2018, Kforce was not limited in making distributions and executing repurchases of its equity securities. Refer to Note G – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility.
Kforce entered into a forward-starting interest rate swap agreement to mitigate the risk of rising interest rates and the Swap has been designated as a cash flow hedge. As of March 31, 2018, the fair value of the Swap was $1.2 million asset. Refer to Note J - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility.
Stock Repurchases
During the three months ended March 31, 2018, Kforce repurchased approximately 318 thousand shares of common stock on the open market at a total cost of approximately $8.7 million. As of March 31, 2018 and December 31, 2017, $29.8 million and $38.5 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.
Off-Balance Sheet Arrangements
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to our off-balance sheet arrangements previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Contractual Obligations and Commitments
Other than those changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements are prepared in accordance with U.S GAAP. In connection with the preparation of our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our unaudited condensed consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Effective January 1, 2018, we adopted Topic 606, which requires judgment in estimating the transaction price for revenue from contracts with customers. Topic 606 also required a reclassification on the balance sheet. We have reached conclusions on key accounting assessments and estimates related to the impact of the new standard, which are described in Note C - “Revenue Recognition” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report.
Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2017 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.
NEW ACCOUNTING STANDARDS
Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report for a discussion of new accounting standards.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims, and administrative matters that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
ITEM 1A.     RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
On July 29, 2016, our Board of Directors approved an increase in our stock repurchase authorization bringing the available authorization to $75.0 million. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	97,132	$26.54	97,132	$35,901,930
February 1, 2018 to February 28, 2018	134,660	$27.49	132,922	$32,248,597
March 1, 2018 to March 31, 2018	87,486	$27.84	87,486	$29,813,098
Total	319,278	$27.30	317,540	$29,813,098

(1)	Includes 1,738 shares of stock received upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements for the period February 1, 2018 through February 28, 2018.
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

Kforce Inc.
(Registrant)

Date: May 2, 2018	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2018	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)