Form 10-Q
period 2018-06-30
KFORCE INC
filed 2018-08-02
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of July 30, 2018 was 26,125,378.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2018
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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$358,624	$340,309	$704,917	$674,301
Direct costs	251,141	236,390	497,246	473,247
Gross profit	107,483	103,919	207,671	201,054
Selling, general and administrative expenses	82,448	82,506	167,040	167,184
Depreciation and amortization	1,937	2,053	3,945	4,103
Income from operations	23,098	19,360	36,686	29,767
Other expense, net	1,256	1,357	2,595	2,542
Income before income taxes	21,842	18,003	34,091	27,225
Income tax expense	5,570	6,859	8,644	10,179
Net income	16,272	11,144	25,447	17,046
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	180	(112)	697	(112)
Defined benefit pension plans, net of tax	—	(4)	—	(9)
Comprehensive income	$16,452	$11,028	$26,144	$16,925

Earnings per share – basic	$0.66	$0.44	$1.03	$0.68
Earnings per share – diluted	$0.65	$0.44	$1.01	$0.67

Weighted average shares outstanding – basic	24,705	25,273	24,744	25,248
Weighted average shares outstanding – diluted	25,178	25,482	25,142	25,542

Dividends declared per share	$0.12	$0.12	$0.24	$0.24
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$473	$379
Trade receivables, net of allowances of $2,568 and $2,333, respectively	239,083	225,865
Income tax refund receivable	946	7,116
Prepaid expenses and other current assets	13,988	12,085
Total current assets	254,490	245,445
Fixed assets, net	38,568	39,680
Other assets, net	40,491	38,598
Deferred tax assets, net	11,578	11,316
Intangible assets, net	3,125	3,297
Goodwill	45,968	45,968
Total assets	$394,220	$384,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$37,960	$34,873
Accrued payroll costs	46,603	46,886
Other current liabilities	1,824	1,960
Income taxes payable	5,387	—
Total current liabilities	91,774	83,719
Long-term debt – credit facility	100,600	116,523
Long-term debt – other	2,114	2,597
Other long-term liabilities	49,426	47,188
Total liabilities	243,914	250,027
Commitments and contingencies (Note D)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,596 and 71,494 issued and outstanding, respectively	716	715
Additional paid-in capital	442,460	437,394
Accumulated other comprehensive income	797	100
Retained earnings	214,143	195,143
Treasury stock, at cost; 45,479 and 45,167 shares, respectively	(507,810)	(499,075)
Total stockholders’ equity	150,306	134,277
Total liabilities and stockholders’ equity	$394,220	$384,304
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2017	71,494	$715	$437,394	$100	$195,143	45,167	$(499,075)	$134,277
Net income	—	—	—	—	25,447	—	—	25,447
Cumulative effect of new accounting standard (Note C), net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividends, net of forfeitures	97	1	324	—	(325)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	4,552	—	—	—	—	4,552
Employee stock purchase plan	—	—	144	—	—	(11)	117	261
Dividends ($0.24 per share)	—	—	—	—	(5,943)	—	—	(5,943)
Change in fair value of interest rate swap, net of tax of $237	—	—	—	697	—	—	—	697
Repurchases of common stock	—	—	—	—	—	322	(8,806)	(8,806)
Balance, June 30, 2018	71,596	$716	$442,460	$797	$214,143	45,479	$(507,810)	$150,306

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,447	$17,046
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(498)	2,738
Provision for bad debts	961	356
Depreciation and amortization	4,172	4,208
Stock-based compensation expense	4,552	3,869
Defined benefit pension plans expense	910	479
Loss on deferred compensation plan investments, net	248	206
Other	200	595
(Increase) decrease in operating assets
Trade receivables, net	(14,179)	(19,403)
Income tax refund receivable	6,170	(1,545)
Prepaid expenses and other current assets	(1,904)	(229)
Other assets, net	101	(116)
Increase (decrease) in operating liabilities
Accounts payable and other accrued liabilities	3,841	(4,126)
Accrued payroll costs	2,403	2,572
Income taxes payable	5,387	265
Other long-term liabilities	448	(1,376)
Cash provided by operating activities	38,259	5,539
Cash flows from investing activities:
Capital expenditures	(3,116)	(4,344)
Cash used in investing activities	(3,116)	(4,344)
Cash flows from financing activities:
Proceeds from credit facility	334,600	611,193
Payments on credit facility	(350,523)	(598,611)
Payments on other financing arrangements	(1,054)	(1,079)
Repurchases of common stock	(12,129)	(2,952)
Cash dividends	(5,943)	(6,080)
Proceeds from exercise of stock options	—	72
Payments of loan financing fees	—	(1,688)
Cash (used in) provided by financing activities	(35,049)	855
Change in cash and cash equivalents	94	2,050
Cash and cash equivalents at beginning of period	379	1,482
Cash and cash equivalents at end of period	$473	$3,532
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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from our audited Consolidated Balance Sheet as of December 31, 2017, as presented in our 2017 Annual Report on Form 10-K.
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
For the three and six months ended June 30, 2018, there were 473 thousand and 398 thousand common stock equivalents included in the diluted WASO, respectively. For the three and six months ended June 30, 2017, there were 209 thousand and 294 thousand common stock equivalents included in the diluted WASO, respectively. For the three and six months ended June 30, 2018 and 2017, there were insignificant anti-dilutive common stock equivalents.

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
Accounting Standards Not Yet Adopted
In February 2018, the FASB issued authoritative guidance regarding the reclassification of certain stranded tax effects from accumulated other comprehensive income to retained earnings as a result of the change in tax rates related to the Tax Cuts and Jobs Act. The guidance is effective for fiscal periods beginning after December 15, 2018. The guidance should be applied either in the period of adoption or retrospectively. Kforce does not anticipate that this guidance will have a material impact on the consolidated financial statements.
In August 2017, the FASB issued authoritative guidance targeting improvements to accounting for hedging activities by simplifying the rules around hedge accounting and improving the disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2018. The hedge accounting guidance should be implemented using a modified retrospective approach for any hedges that exist on the date of adoption, while the presentation and disclosure requirements must be applied prospectively. Kforce is currently evaluating the potential impact on the consolidated financial statements, especially with respect to disclosures.
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables. The guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. The guidance requires companies to apply the requirements using a modified retrospective approach. Kforce is currently evaluating the potential impact on the consolidated financial statements, especially with respect to disclosures.
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The guidance requires the recognition of assets and liabilities for operating leases with terms longer than 12 months. The guidance is effective for annual periods beginning after December 15, 2018 and we expect to utilize the optional transition method in the period of adoption without retrospective application to previous periods. We continue to make progress with our implementation procedures, including upgrading our lease accounting software, assessing accounting policy elections, evaluating the impact on internal controls and analyzing our lease and other vendor contracts to determine the appropriate accounting treatment. While we are continuing to assess the effect of adoption, we currently believe the most significant changes include the recognition of right-of-use assets and lease liabilities on our balance sheets for real estate and office equipment operating leases as well as the related financial statement disclosures.
Note B - Reportable Segments
Kforce provides services through the following segments: (1) Technology (“Tech”); (2) Finance and Accounting (“FA”); and (3) Government Solutions (“GS”). Historically, and for the three and six months ended June 30, 2018 and 2017, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.

The following table provides information concerning the operations of our segments (in thousands):

	Tech	FA	GS	Total
Three Months Ended June 30,
2018
Revenue	$249,763	$79,772	$29,089	$358,624
Gross profit	$71,830	$28,390	$7,263	$107,483
Operating expenses				85,641
Income before income taxes				$21,842
2017
Revenue	$228,369	$88,266	$23,674	$340,309
Gross profit	$65,563	$31,302	$7,054	$103,919
Operating expenses				85,916
Income before income taxes				$18,003
Six Months Ended June 30,
2018
Revenue	$486,260	$160,716	$57,941	$704,917
Gross profit	$137,178	$55,551	$14,942	$207,671
Operating expenses				173,580
Income before income taxes				$34,091
2017
Revenue	$450,414	$175,561	$48,326	$674,301
Gross profit	$126,663	$59,957	$14,434	$201,054
Operating expenses				173,829
Income before income taxes				$27,225
Note C - Revenue Recognition
We adopted Topic 606 using the modified retrospective transition method for all contracts that were not completed as of January 1, 2018. The cumulative impact of adopting Topic 606 was recorded as a reduction to the opening balance of retained earnings of $0.2 million, net of tax, as of January 1, 2018 with the offset recorded as a contract liability. The adjustment is related to a change in the revenue recognition pattern for the performance obligations under certain GS contracts including standard warranty revenues related to our product business and a contract that provides our customer with a material right to a future discount. As of and for the three months ended June 30, 2018, the unaudited condensed consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.
Revenue Recognition
All of our revenue and trade receivables are generated from contracts with customers and substantially all of our revenues are derived from U.S. domestic operations. The following section describes the accounting policies that we believe have significant judgment, or changes in judgment, as a result of adopting Topic 606.
Revenue is recognized when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities.
For substantially all of our revenue transactions, we have determined that gross reporting of revenues as a principal versus net as an agent is the appropriate accounting treatment because Kforce: (i) is primarily responsible for fulfilling the promise to provide the specified good or service to the customer, (ii) has discretion in selecting and assigning the temporary workers to particular jobs and establishing the bill rate, and (iii) bears the risk and rewards of the transaction, including credit risk if the customer fails to pay for services performed.

Flex Revenue
Flex revenue is recognized over time as temporary staffing services are provided by our consultants at the contractually established bill rates, net of applicable variable consideration. Reimbursements of travel and out-of-pocket expenses ("billable expenses") are also recorded within Flex revenue when incurred and the equivalent amount of expense is recorded in Direct costs in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Certain temporary staffing services are provided under time-and-material and fixed-price arrangements. For time-and-materials contracts, we recognize revenue in the amount of consideration to which we have the right to invoice when it corresponds directly to the services transferred to the customer satisfied over time. For fixed-price contracts, which are most frequently utilized in our GS segment, revenues are recognized over time using the input method based on costs incurred as a proportion of estimated total costs. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Management uses significant judgments when estimating the total labor hours expected to complete the contract performance obligation.
Direct Hire Revenue
Direct Hire revenue is recognized at the agreed upon rate at the point in time when the performance obligation is considered complete. Our policy requires the following criteria to be met in order for the performance obligation to be considered complete: (i) the candidate accepted the position; (ii) the candidate resigned from their current employer; and (iii) the agreed upon start date falls within the following month. Since the client has accepted the candidate and can direct the use of and obtains the significant risk and rewards of the placement, we consider this point as the transfer of control to our client.
Product Revenue
Revenue for our product business, which is a component of our GS segment, is recognized after the transfer of control to the customer, which typically occurs upon delivery.
Variable Consideration
Transaction prices for Flex revenue include variable consideration, such as customer rebates and discounts. Management evaluates the facts and circumstances of each contract to estimate the variable consideration using the most likely amount method which utilizes management’s expectation of the volume of services to be provided over the applicable period. Direct Hire revenue is recorded net of a fallout reserve. Direct Hire fallouts occur when a candidate does not remain employed with the client through the respective contingency period (typically 90 days or less). Management uses the expected value method to estimate the fallout reserve based on a combination of past experience and current trends. Variable consideration reduces revenue, but may be constrained to the extent that it is probable a significant reversal will not occur. These balances are recorded in Accounts payable and other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets.
Under Topic 605, the Direct Hire fallout reserve was recorded as a Trade receivables allowance and under Topic 606, it is recorded within Accounts payable and other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the Direct Hire fallout reserve was $0.5 million.
Payment Terms
Our payment terms and conditions vary by arrangement, although terms are typically less than 90 days. Generally the timing between the satisfaction of the performance obligation and the payment is not significant and we currently do not have any significant financing components.
Cost of Services
Direct costs are composed of all related costs of employment for consultants, including compensation, payroll taxes, certain fringe benefits and subcontractor costs. Direct costs exclude depreciation and amortization expense (except for the product business), which is presented on a separate line in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
Associate and field management compensation, payroll taxes and fringe benefits are included in selling, general and administrative expenses (“SG&A”), along with other customary costs such as administrative and corporate costs. We generally expense sales commissions and any other incremental costs of obtaining a contract as incurred because the amortization period would be less than one year.

Unsatisfied Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts if either the original expected length is one year or less or if revenue is recognized at the amount to which we have the right to invoice for services performed.
Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Tech	FA	GS	Total
Three Months Ended June 30,
2018
Revenue by type:
Flex revenue	$244,509	$72,490	$25,106	$342,105
Direct Hire revenue	5,254	7,282	—	12,536
Product revenue	—	—	3,983	3,983
Total Revenue	$249,763	$79,772	$29,089	$358,624
2017
Revenue by type:
Flex revenue	$222,744	$80,038	$21,233	$324,015
Direct Hire revenue	5,625	8,228	—	13,853
Product revenue	—	—	2,441	2,441
Total Revenue	$228,369	$88,266	$23,674	$340,309
Six Months Ended June 30,
2018
Revenue by type:
Flex revenue	$476,005	$147,040	$51,877	$674,922
Direct Hire revenue	10,255	13,676	—	23,931
Product revenue	—	—	6,064	6,064
Total Revenue	$486,260	$160,716	$57,941	$704,917
2017
Revenue by type:
Flex revenue	$439,630	$160,987	$42,730	$643,347
Direct Hire revenue	10,784	14,574	—	25,358
Product revenue	—	—	5,596	5,596
Total Revenue	$450,414	$175,561	$48,326	$674,301
GS Flex revenue includes 42.3% and 41.4% of revenue recognized from fixed-price contracts for the three and six months ended June 30, 2018, respectively. GS Flex revenue includes 30.9% and 29.9% of revenue recognized from fixed-price contracts for the three and six months ended June 30, 2017, respectively.
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional. Other than our trade receivable balance, we do not have any material contract assets as of January 1, 2018 and June 30, 2018.
We record a contract liability when we receive consideration from a customer prior to transferring goods or services to the customer or if we have an unconditional right and services have been performed. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Unaudited Condensed Consolidated Balance Sheets. We do not have any material contract liabilities as of January 1, 2018 and June 30, 2018.

Note D - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At June 30, 2018, our liability would be approximately $33.0 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $13.4 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Litigation
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
Note E - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts payable	$25,556	$21,591
Accrued liabilities	12,404	13,282
Total Accounts payable and other accrued liabilities	$37,960	$34,873
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers and other accrued liabilities.
Note F - Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Payroll and benefits	$40,254	$37,788
Health insurance liabilities	3,484	2,596
Payroll taxes	1,850	5,270
Workers’ compensation liabilities	1,015	1,232
Total Accrued payroll costs	$46,603	$46,886

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
The Firm is subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of June 30, 2018, Kforce was not limited in making distributions and executing repurchases of our equity securities.
As of June 30, 2018 and December 31, 2017, $100.6 million and $116.5 million was outstanding, respectively, and $196.2 million and $180.3 million was available under the Credit Facility, respectively, subject to the covenants described above. Kforce had $3.2 million of outstanding letters of credit at June 30, 2018 and December 31, 2017 which, pursuant to the Credit Facility, reduces the availability.
Note H - Employee Benefit Plans
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year or upon retirement or termination of employment in the accompanying Unaudited Condensed Consolidated Balance Sheets. At June 30, 2018 and December 31, 2017, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $2.0 million and $2.9 million, respectively, and $30.0 million and $28.9 million were included in Other long-term liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheets.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $32.0 million and $31.4 million as of June 30, 2018 and December 31, 2017, respectively, and is included in Other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$338	$80	$676	$160
Interest cost	117	135	234	269
Net periodic benefit cost	$455	$215	$910	$429
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of June 30, 2018 and December 31, 2017 was $15.3 million and $14.4 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2018. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2018.
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
During the three months ended June 30, 2018 and 2017, stock-based compensation expense was $2.3 million and $1.8 million, respectively. During the six months ended June 30, 2018 and 2017, stock-based compensation expense was $4.6 million and $3.9 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals. Restricted stock granted during the six months ended June 30, 2018 will vest over a period between one to ten years, with equal vesting annually.
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

The following table presents the restricted stock activity for the six months ended June 30, 2018 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding as of December 31, 2017	1,355	$22.67
Granted	125	$27.24
Forfeited	(27)	$20.81
Vested	(56)	$24.81	$1,564
Outstanding as of June 30, 2018	1,397	$23.15
As of June 30, 2018, total unrecognized stock compensation expense related to restricted stock was $25.7 million, which will be recognized over a weighted average remaining period of 4.2 years.
Note J - Derivative Instrument and Hedging Activity
Kforce is exposed to interest rate risk as a result of our corporate borrowing activities. The Firm uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of rising interest rates on our variable rate debt.
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
The Swap has been designated as a cash flow hedge and was effective as of June 30, 2018. The change in the fair value of the Swap was recorded as a component of Accumulated other comprehensive income in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, the fair value of the Swap asset was $1.4 million and $0.5 million, respectively.
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
Our contingent consideration liability relates to a non-significant business acquisition within our GS segment, which is measured on a recurring basis and recorded at fair value, using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There was no activity in our recurring Level 3 fair value measurements for the six months ended June 30, 2018. The contingent consideration liability is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis at June 30, 2018 and December 31, 2017 (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2018
Recurring basis:
Interest rate swap derivative instrument	$1,412	$—	$1,412	$—
Contingent consideration liability	$(191)	$—	$—	$(191)
At December 31, 2017
Recurring basis:
Interest rate swap derivative instrument	$479	$—	$479	$—
Contingent consideration liability	$(191)	$—	$—	$(191)
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2018.
Note L - Supplemental Cash Flow Information
The following table provides information regarding supplemental cash flows (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash Paid During the Period For:
Income taxes	$4,343	$7,542
Interest, net	$2,199	$1,624
Non-Cash Financing and Investing Transactions:
Employee stock purchase plan	$261	$281
Equipment acquired under capital leases	$424	$465
Shares tendered in payment of exercise price of stock options	$46	$—
During the six months ended June 30, 2018, cash provided by operating activities included the receipt of an income tax refund in the amount of $6.8 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Kforce Inc., our operations and present business environment. This MD&A should be read in conjunction with Item 1. Financial Statements of this report on Form 10-Q. This overview summarizes the MD&A, which includes:

•	Executive Summary – An executive summary of our results of operations as of and for the six months ended June 30, 2018.

•
Results of Operations – An analysis of Kforce’s unaudited consolidated results of operations for the three and six months ended June 30, 2018 and 2017, which have been presented in the unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

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
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2018, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

•	Revenue for the six months ended June 30, 2018 increased 4.5% to $704.9 million from $674.3 million in the comparable period in 2017.

•
Flex revenue for the six months ended June 30, 2018 increased 4.9% over the comparable period in 2017. Flex revenue increased 8.3% and 21.4% for Tech and GS, respectively, and decreased 8.7% for FA. The year-over-year growth rate in our largest line of business, Tech Flex, accelerated to 9.8% in the second quarter of 2018 from 6.7% in the first quarter of 2018.

•	Direct Hire revenue for the six months ended June 30, 2018 decreased 5.6% to $23.9 million from $25.4 million in the comparable period in 2017.

•
Flex gross profit margin for the six months ended June 30, 2018 decreased 10 basis points to 26.7% from 26.8% in the comparable period in 2017. For the six months ended June 30, 2018 and on a year-over-year basis, Flex gross profit margin increased 30 basis points for Tech, primarily due to improved spreads and lower payroll taxes; increased 30 basis points for FA, primarily due to lower payroll taxes and benefit costs; and decreased 370 basis points for GS, primarily due to compression in the spread between bill rates and pay rates for certain contracts.

•
SG&A expenses as a percentage of revenue for the six months ended June 30, 2018 decreased to 23.7% from 24.8% in the comparable period in 2017. The 110 basis point decrease was primarily a result of improved associate productivity lower revenue-generating headcount, reduced costs as a result of realignment activities and continued focus on expense discipline.

•
Net income for the six months ended June 30, 2018 increased 49.3% to $25.4 million from $17.0 million in the comparable period in 2017 driven by the factors noted above as well as the reduction in our effective tax rate due to the enactment of the Tax Cuts and Jobs Act (“TCJA”).

•	Diluted earnings per share for the six months ended June 30, 2018 increased to $1.01 per share from $0.67 per share in the comparable period in 2017 driven primarily by the factors noted above.

•	The Firm declared and paid two quarterly dividends of $0.12 per share during the six months ended June 30, 2018, resulting in a total cash payout of $5.9 million.

•	The total amount outstanding under our Credit Facility as of June 30, 2018 was $100.6 million, which decreased $22.6 million and $15.9 million from March 31, 2018 and December 31, 2017, respectively.

•
Cash provided by operating activities was $38.3 million during the six months ended June 30, 2018 compared to $5.5 million in the six months ended June 30, 2017 primarily due to increasing levels of profitability and improved collections of our accounts receivable.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to clients through our Tech, FA and GS segments. Kforce provides staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida and over 50 field offices located throughout the United States. As of June 30, 2018, Kforce employed nearly 2,400 associates and 11,000 consultants on assignment.
Kforce serves clients across many industries and geographies as well as companies of all sizes with a particular focus on Fortune 1000 and similarly-sized companies. We also provide services and solutions to the Federal Government as well as state and local governments, as a prime contractor and subcontractor. We believe that our portfolio of service offerings, which are focused in Tech and FA (areas of expected growth), are a key contributor to our long-term financial stability.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2018, based on data published by the Bureau of Labor Statistics and Staffing Industry Analysts. The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate was 2.0% and 4.0%, respectively, in June 2018. Total non-farm employment was up 1.6% year-over-year as of June 2018, and temporary help employment was up 3.2%. In addition, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was 2.3% in June 2018. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating.
Operating Results - Three and Six Months Ended June 30, 2018 and 2017
In order to align the discussion of our Operating Results with Note C - “Revenue Recognition” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this report, we have disaggregated our GS product business and modified the presentation to exclude it from Flex revenue and Flex gross profit. Prior periods have been adjusted to align with the current presentation.
The following table presents, as a percentage of revenue, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue by segment:
Tech	69.6%	67.1%	69.0%	66.8%
FA	22.2	25.9	22.8	26.0
GS	8.2	7.0	8.2	7.2
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	95.4%	95.2%	95.7%	95.4%
Direct Hire	3.5	4.1	3.4	3.8
Product	1.1%	0.7%	0.9	0.8
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	30.0%	30.5%	29.5%	29.8%
Selling, general and administrative expenses	23.0%	24.2%	23.7%	24.8%
Depreciation and amortization	0.5%	0.6%	0.6%	0.6%
Income from operations	6.4%	5.7%	5.2%	4.4%
Income before income taxes	6.1%	5.3%	4.8%	4.0%
Net income	4.5%	3.3%	3.6%	2.5%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech
Flex revenue	$244,509	9.8%	$222,744	$476,005	8.3%	$439,630
Direct Hire revenue	5,254	(6.6)%	5,625	10,255	(4.9)%	10,784
Total Tech revenue	$249,763	9.4%	$228,369	$486,260	8.0%	$450,414
FA
Flex revenue	$72,490	(9.4)%	$80,038	$147,040	(8.7)%	$160,987
Direct Hire revenue	7,282	(11.5)%	8,228	13,676	(6.2)%	14,574
Total FA revenue	$79,772	(9.6)%	$88,266	$160,716	(8.5)%	$175,561
GS
Flex revenue	$25,106	18.2%	$21,233	$51,877	21.4%	$42,730
Product revenue	3,983	63.2%	2,441	6,064	8.4%	5,596
Total GS revenue	$29,089	22.9%	$23,674	$57,941	19.9%	$48,326

Total Flex revenue	$342,105	5.6%	$324,015	$674,922	4.9%	$643,347
Total Direct Hire revenue	12,536	(9.5)%	13,853	23,931	(5.6)%	25,358
Total Product revenue	3,983	63.2%	2,441	6,064	8.4%	5,596
Total Revenue	$358,624	5.4%	$340,309	$704,917	4.5%	$674,301
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q2 2018	Q1 2018	Q4 2017	Q3 2017	Q2 2017
Billing Days	64	64	61	63	64
Tech Flex	9.8%	6.7%	5.4%	3.3%	1.5%
FA Flex	(9.4)%	(7.9)%	0.3%	4.1%	4.3%
GS Flex	18.2%	24.5%	27.9%	12.7%	1.2%
Total Flex	5.6%	4.2%	5.5%	4.2%	2.2%
Total Firm	5.4%	3.7%	5.1%	3.0%	1.6%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment and billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our largest segment, Tech, increased during the three and six months ended June 30, 2018 by 9.8% and 8.3%, respectively, as compared to the same periods in 2017. The secular drivers of technology spend have remained intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. We expect Tech Flex revenue to increase sequentially and on a year-over-year basis in the third quarter of 2018 and for the year-over-year growth rates to accelerate further.

Our FA segment experienced a decrease in Flex revenue of 9.4% and 8.7% during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. While we expected a year-over-year decrease in FA Flex revenue in the second quarter of 2018, the rate of decline was greater than we anticipated as a result of the conclusion of several larger projects during the first quarter and fewer-than-expected new assignments in the second quarter. We continue to make progress diversifying our portfolio within FA Flex as evidenced by our quarterly year-over-year increase in average bill rates of 2.7%. We expect FA Flex revenue to remain stable or slightly increase in the third quarter of 2018 on a sequential basis but expect a continued year-over-year decrease, though the rate of decline is expected to improve.
Our GS segment experienced an increase in Flex revenue of 18.2% and 21.4% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The year-over-year increase in the first half of 2018 was primarily a result of two new prime contract wins secured in the third quarter of 2017. We expect our GS Flex business to continue to grow in the third quarter of 2018; however, year-over-year growth rates are expected to decelerate relative to the second quarter.
As our GS Flex business provides temporary staffing services under both time-and-material and fixed-price contracts, key drivers for the change in Flex revenue and Flex hours billed are not presented in the tables below.
The following table presents the key drivers for the change in Flex revenue for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018 vs. June 30, 2017		June 30, 2018 vs. June 30, 2017
	Tech	FA	Tech	FA
Key drivers
Volume (hours billed)	$4,090	$(10,717)	$(493)	$(19,608)
Bill rate	16,785	3,074	34,444	5,564
Billable expenses	890	95	2,424	97
Total change in Flex revenue	$21,765	$(7,548)	$36,375	$(13,947)
Tech Flex revenue was impacted by the asset sale of Kforce Global Solutions, Inc (“Global”), which occurred in the third quarter of 2017. For the six months ended June 30, 2017, Global contributed approximately 5% of the total hours billed and 1% of Flex revenue. The volume previously contributed by Global has been replaced by organic growth in the remainder of our portfolio at significantly higher bill rates.
The following table presents total Flex hours billed for our Tech and FA segments and percentage change over the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	3,294	1.9%	3,234	6,472	(0.1)%	6,479
FA	2,076	(13.4)%	2,398	4,272	(12.2)%	4,866
Total Flex hours billed	5,370	(4.7)%	5,632	10,744	(5.3)%	11,345
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which occurs when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement for a fee. Our GS segment does not make permanent placements.
Direct Hire revenue decreased 9.5% and 5.6% during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. We expect a seasonal decrease in the third quarter and year-over-year growth rates to continue to decline at levels less than those experienced in the first half of 2018.

The following table presents the key drivers for the change in Direct Hire revenue for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018 vs. June 30, 2017		June 30, 2018 vs. June 30, 2017
	Tech	FA	Tech	FA
Key Drivers
Volume (number of placements)	$(619)	$(1,150)	$(911)	$(557)
Placement fee	248	204	382	(341)
Total change in Direct Hire revenue	$(371)	$(946)	$(529)	$(898)
The following table presents the total number of placements for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	282	(11.0)%	317	560	(8.3)%	611
FA	565	(14.0)%	657	1,140	(3.9)%	1,186
Total number of placements	847	(13.0)%	974	1,700	(5.4)%	1,797
The following table presents the average placement fee for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	$18,635	5.0%	$17,753	$18,330	3.9%	$17,649
FA	12,889	2.9%	12,526	11,994	(2.4)%	12,292
Total average placement fee	$14,802	4.0%	$14,227	$14,079	(0.2)%	$14,114
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) for each segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	28.8%	0.3%	28.7%	28.2%	0.4%	28.1%
FA	35.6%	0.3%	35.5%	34.6%	1.2%	34.2%
GS	25.0%	(16.1)%	29.8%	25.8%	(13.7)%	29.9%
Total gross profit percentage	30.0%	(1.6)%	30.5%	29.5%	(1.0)%	29.8%
The change in total gross profit percentage for the three and six months ended June 30, 2018 as compared to the same periods in 2017, is primarily the result of a decline in the overall mix of Direct Hire revenue compared to total revenue and a decline in Flex gross profit.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate.

The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	27.2%	1.1%	26.9%	26.7%	1.1%	26.4%
FA	29.1%	1.0%	28.8%	28.5%	1.1%	28.2%
GS	19.8%	(25.8)%	26.7%	22.2%	(14.3)%	25.9%
Total Flex gross profit percentage	27.1%	(1.1)%	27.4%	26.7%	(0.4)%	26.8%
Flex gross profit percentage decreased 30 and 10 basis points for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 primarily as a result of the 690 and 370 basis point decline in GS for the three and six months ended June 30, 2018, respectively. Tech Flex gross profit margin increased 30 basis points for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to improvements in the spread between bill and pay rates and reduced payroll tax costs. FA Flex gross profit margin increased 30 basis points for the three and six months ended June 30, 2018 as compared to the same periods in 2017, primarily due to reduced payroll tax and benefit costs, as spreads in our FA Flex business have been relatively stable. GS Flex gross profit margin decreased 690 and 370 basis points for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 due to the compression in the spread between bill rates and pay rates for certain contracts, as well as higher benefit costs. Our GS business continues to operate in a cost competitive environment. GS was successful in winning a significant recompete in the first half of 2018; however, this contract is expected to put pressure on GS margins. Kforce continues to focus on training our revenue-generating associates on effective pricing and optimizing the spread between bill rates and pay rates. We believe this will serve to obtain the optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
The following table presents the key drivers for the change in Flex gross profit for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2018 vs. June 30, 2017		June 30, 2018 vs. June 30, 2017
	Tech	FA	Tech	FA
Key Drivers
Revenue impact	$5,856	$(2,176)	$9,587	$(3,932)
Profitability impact	782	210	1,457	424
Total change in Flex gross profit	$6,638	$(1,966)	$11,044	$(3,508)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.8% for the three and six months ended June 30, 2018 as compared to 83.9% and 84.3% for the comparable periods in 2017, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.
The following table presents components of SG&A as a percentage of total revenue (in thousands):

	2018	% of Revenues	2017	% of Revenues
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$69,103	19.3%	$69,252	20.3%
Other (1)	13,345	3.7%	13,254	3.9%
Total SG&A	$82,448	23.0%	$82,506	24.2%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$139,996	19.9%	$140,896	20.9%
Other (1)	27,044	3.8%	26,288	3.9%
Total SG&A	$167,040	23.7%	$167,184	24.8%

(1)	Balances in “other” include bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 120 and 110 basis points for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. Overall, compensation costs are lower primarily as a result of improved associate productivity levels, lower revenue-generating headcount and reduced costs stemming from our realignment activities. The reduction in other SG&A costs can be attributed to a continued overall focus on expense discipline.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Fixed asset depreciation (includes capital leases)	$1,570	(10.9)%	$1,763	$3,235	(7.2)%	$3,487
Capitalized software amortization	281	37.7%	204	538	21.2%	444
Intangible asset amortization	86	—%	86	172	—%	172
Total Depreciation and amortization	$1,937	(5.7)%	$2,053	$3,945	(3.9)%	$4,103
Other Expense, Net. Other expense, net for the three and six months ended June 30, 2018 was $1.3 million and $2.6 million, respectively. Other expense, net for the three and six months ended June 30, 2017 was $1.4 million and $2.5 million, respectively. Other expense, net consists primarily of interest expense related to outstanding borrowings under our Credit Facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) for the six months ended June 30, 2018 and 2017 was 25.4% and 37.4%, respectively. Our effective tax rate for the six months ended June 30, 2018 was positively impacted by the TCJA.
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
The following table presents Free Cash Flow (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net income	$25,447	$17,046
Non-cash provisions and other	10,545	12,451
Changes in operating assets/liabilities	2,267	(23,958)
Net cash provided by operating activities	38,259	5,539
Capital expenditures	(3,116)	(4,344)
Free cash flow	35,143	1,195
Change in debt	(15,923)	12,582
Repurchases of common stock	(12,129)	(2,952)
Cash dividends	(5,943)	(6,080)
Other	(1,054)	(2,695)
Change in cash and cash equivalents	$94	$2,050

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
In addition, although we excluded amortization of stock-based compensation expense because it is a non-cash expense, we expect to continue to incur stock-based compensation in the future and the associated stock issued may result in an increase in our outstanding shares of stock, which may result in the dilution of our stockholder ownership interest. We suggest that you evaluate these items and the potential risks of excluding such items when analyzing our financial position.
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2018	2017
Three Months Ended June 30,
Net income	$16,272	$11,144
Depreciation and amortization	2,057	2,105
Stock-based compensation expense	2,292	1,805
Interest expense, net	1,237	1,345
Income tax expense	5,570	6,859
Adjusted EBITDA	$27,428	$23,258

Six Months Ended June 30,
Net income	$25,447	$17,046
Depreciation and amortization	4,172	4,208
Stock-based compensation expense	4,552	3,869
Interest expense, net	2,534	2,518
Income tax expense	8,644	10,179
Adjusted EBITDA	$45,349	$37,820
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. At June 30, 2018, Kforce had $162.7 million in working capital compared to $161.7 million at December 31, 2017.
Cash Flows
We are principally focused on achieving an appropriate balance of cash flow across several areas of opportunity such as: generating positive cash flow from operating activities; returning capital to our shareholders through our quarterly dividends and common stock repurchase program; maintaining appropriate leverage under our Credit Facility; investing in our infrastructure to allow sustainable growth via capital expenditures; and maintaining sufficient liquidity to complete acquisitions or other strategic investments.

Cash provided by operating activities was $38.3 million during the six months ended June 30, 2018 compared to $5.5 million in the six months ended June 30, 2017. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our associate and consultant compensation. The increase in cash provided by operating activities during the six months ended June 30, 2018 as compared to the same period in 2017 is primarily due to increasing levels of profitability and improved collections of our accounts receivable, as well as the lower effective tax rate and receipt of a $6.8 million income tax refund. As a result of the TCJA, we expect to generate an additional $10.0 million in operating cash in 2018 related to the decrease in our effective tax rate.
Cash used in investing activities was $3.1 million during the six months ended June 30, 2018 compared to $4.3 million in the six months ended June 30, 2017, which consists of capital expenditures except for equipment acquired under capital leases. We expect to continue selectively investing in our infrastructure in order to support the expected future growth in our business and evolution of our operating model. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.
Cash used in financing activities was $35.0 million during the six months ended June 30, 2018 compared to $0.9 million provided by financing activities in the six months ended June 30, 2017. This was primarily driven by a reduction in the outstanding balance under our Credit Facility of $15.9 million during the six months ended June 30, 2018 versus an increase of $12.6 million for the same period in 2017, as well as an increase in cash used for common stock repurchases.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Open market repurchases	$9,565	$935
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	2,564	2,017
Total cash flow impact of common stock repurchases	$12,129	$2,952

Cash paid in current period for settlement of prior year repurchases	$3,323	$2,952
During each of the six months ended June 30, 2018 and 2017, Kforce declared and paid quarterly dividends of $5.9 million ($0.24 per share) and $6.1 million ($0.24 per share), respectively. On July 27, 2018, Kforce’s Board of Directors approved a 50% increase to the Company's quarterly dividend from $0.12 per share to $0.18 per share. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board of Directors each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, a material deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for potential acquisitions, strategic investments, additional repurchases or dividends.
Credit Facility
Under the Credit Facility, our maximum borrowing capacity of $300.0 million which, subject to certain conditions and participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million in the form of revolving credit loans, swingline loans and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. As of June 30, 2018 and December 31, 2017, $100.6 million and $116.5 million was outstanding, respectively, and $196.2 million and $180.3 million was available, respectively, subject to the covenants described below, under the Credit Facility.

The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of June 30, 2018, Kforce was not limited in making distributions and executing repurchases of its equity securities. Refer to Note G – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility.
Kforce entered into a forward-starting interest rate swap agreement to mitigate the risk of rising interest rates and the Swap has been designated as a cash flow hedge. As of June 30, 2018, the fair value of the Swap asset was $1.4 million. Refer to Note J - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility.
Stock Repurchases
During the six months ended June 30, 2018, Kforce repurchased approximately 318 thousand shares of common stock on the open market at a total cost of approximately $8.7 million. As of June 30, 2018 and December 31, 2017, $29.8 million and $38.5 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.
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
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our unaudited condensed consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

PART II - OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
ITEM 1A.     RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
On July 29, 2016, our Board of Directors approved an increase in our stock repurchase authorization bringing the available authorization to $75.0 million. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	203	$27.15	—	$29,813,098
May 1, 2018 to May 31, 2018	2,632	$32.38	—	$29,813,098
June 1, 2018 to June 30, 2018	—	$—	—	$29,813,098
Total	2,835	$32.01	—	$29,813,098

(1)	All activity presented in this table relates to shares of stock purchased upon vesting of restricted stock to satisfy statutory minimum tax withholding requirements.
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

Kforce Inc.
(Registrant)

Date: August 2, 2018	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2018	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)