Form 10-Q
period 2018-09-30
KFORCE INC
filed 2018-11-01
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of October 29, 2018 was 26,065,231.

KFORCE INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2018
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions, divestitures and investments, effects of interest rate variations, financing needs or plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, estimates concerning our ability to collect on our trade accounts receivable, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, estimates concerning goodwill impairment, delays or termination or the failure to obtain awards, task orders or funding under contracts, changes in client demand for Firm services and our ability to adapt to such changes; the entry of new competitors in the market; the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$355,452	$341,053	$1,060,369	$1,015,354
Direct costs	251,071	236,678	748,317	709,925
Gross profit	104,381	104,375	312,052	305,429
Selling, general and administrative expenses	79,771	81,921	246,811	249,105
Depreciation and amortization	1,947	2,110	5,892	6,213
Income from operations	22,663	20,344	59,349	50,111
Other expense, net	1,044	1,364	3,639	3,906
Income before income taxes	21,619	18,980	55,710	46,205
Income tax expense	5,442	8,881	14,086	19,060
Net income	16,177	10,099	41,624	27,145
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of tax	110	60	807	(52)
Defined benefit pension plans, net of tax	—	(278)	—	(287)
Comprehensive income	$16,287	$9,881	$42,431	$26,806

Earnings per share – basic	$0.65	$0.40	$1.68	$1.07
Earnings per share – diluted	$0.64	$0.40	$1.65	$1.06

Weighted average shares outstanding – basic	24,730	25,296	24,746	25,264
Weighted average shares outstanding – diluted	25,366	25,535	25,252	25,565

Dividends declared per share	$0.18	$0.12	$0.42	$0.36
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$466	$379
Trade receivables, net of allowances of $2,644 and $2,333, respectively	237,613	225,865
Income tax refund receivable	305	7,116
Prepaid expenses and other current assets	13,620	12,085
Total current assets	252,004	245,445
Fixed assets, net	37,011	39,680
Other assets, net	41,565	38,598
Deferred tax assets, net	12,066	11,316
Intangible assets, net	3,038	3,297
Goodwill	45,968	45,968
Total assets	$391,652	$384,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$37,766	$34,873
Accrued payroll costs	48,863	46,886
Other current liabilities	1,766	1,960
Income taxes payable	6,445	—
Total current liabilities	94,840	83,719
Long-term debt – credit facility	79,300	116,523
Long-term debt – other	1,752	2,597
Other long-term liabilities	51,813	47,188
Total liabilities	227,705	250,027
Commitments and contingencies (Note D)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,544 and 71,494 issued and outstanding, respectively	716	715
Additional paid-in capital	444,762	437,394
Accumulated other comprehensive income	907	100
Retained earnings	225,658	195,143
Treasury stock, at cost; 45,483 and 45,167 shares, respectively	(508,096)	(499,075)
Total stockholders’ equity	163,947	134,277
Total liabilities and stockholders’ equity	$391,652	$384,304
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2017	71,494	$715	$437,394	$100	$195,143	45,167	$(499,075)	$134,277
Net income	—	—	—	—	41,624	—	—	41,624
Cumulative effect of new accounting standard (Note C), net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividends, net of forfeitures	45	1	525	—	(526)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	6,558	—	—	—	—	6,558
Employee stock purchase plan	—	—	239	—	—	(15)	166	405
Dividends ($0.42 per share)	—	—	—	—	(10,404)	—	—	(10,404)
Change in fair value of interest rate swap, net of tax of $275	—	—	—	807	—	—	—	807
Repurchases of common stock	—	—	—	—	—	330	(9,141)	(9,141)
Balance, September 30, 2018	71,544	$716	$444,762	$907	$225,658	45,483	$(508,096)	$163,947

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$41,624	$27,145
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(1,025)	3,978
Provision for bad debts	1,504	896
Depreciation and amortization	6,246	6,373
Stock-based compensation expense	6,558	5,667
Defined benefit pension plans expense	1,366	692
Loss on deferred compensation plan investments, net	384	339
Gain on sale of Global's assets	—	(3,148)
Other	288	745
(Increase) decrease in operating assets
Trade receivables, net	(13,252)	(38,378)
Income tax refund receivable	6,811	(1,721)
Prepaid expenses and other current assets	(2,535)	(2,071)
Other assets, net	940	(544)
Increase (decrease) in operating liabilities
Accounts payable and other accrued liabilities	3,647	(1,321)
Accrued payroll costs	4,807	8,506
Income taxes payable	6,445	265
Other long-term liabilities	867	(1,774)
Cash provided by operating activities	64,675	5,649
Cash flows from investing activities:
Capital expenditures	(4,005)	(5,424)
Proceeds from sale of Global's assets	1,000	1,000
Cash used in investing activities	(3,005)	(4,424)
Cash flows from financing activities:
Proceeds from credit facility	427,600	887,293
Payments on credit facility	(464,823)	(872,740)
Payments on other financing arrangements	(1,491)	(1,582)
Repurchases of common stock	(12,465)	(4,226)
Cash dividends	(10,404)	(9,125)
Proceeds from exercise of stock options	—	72
Payments of loan financing fees	—	(1,696)
Cash used in financing activities	(61,583)	(2,004)
Change in cash and cash equivalents	87	(779)
Cash and cash equivalents at beginning of period	379	1,482
Cash and cash equivalents at end of period	$466	$703
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
For the three and nine months ended September 30, 2018, there were 635 thousand and 505 thousand common stock equivalents included in the diluted WASO, respectively. For the three and nine months ended September 30, 2017, there were 239 thousand and 301 thousand common stock equivalents included in the diluted WASO, respectively. For the three and nine months ended September 30, 2018 and 2017, there were insignificant anti-dilutive common stock equivalents.

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
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued authoritative guidance regarding customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance is effective for fiscal periods beginning after December 15, 2019. We are currently evaluating the potential impact on our consolidated financial statements.
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirement for defined benefit plans including additions and deletions to certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance is effective for fiscal periods beginning after December 15, 2020. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirements for fair value measurement. The amendments on changes in unrealized gains and losses, the weighted average and range of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The guidance is effective for fiscal periods beginning after December 15, 2019. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In February 2018, the FASB issued authoritative guidance regarding the reclassification of certain stranded tax effects from accumulated other comprehensive income to retained earnings as a result of the change in tax rates related to the Tax Cuts and Jobs Act. The guidance is effective for fiscal periods beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively. Kforce will adopt on January 1, 2019. This guidance is not expected to have a material impact on the consolidated financial statements.
In August 2017, the FASB issued authoritative guidance targeting improvements to accounting for hedging activities by simplifying the rules around hedge accounting and improving the disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2018. The hedge accounting guidance should be implemented using a modified retrospective approach for any hedges that exist on the date of adoption, while the presentation and disclosure requirements must be applied prospectively. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables. The guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. The guidance requires companies to apply the requirements using a modified retrospective approach. We are currently evaluating the potential impact on our consolidated financial statements, especially with respect our disclosures.

In February 2016, the FASB issued authoritative guidance regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The guidance requires the recognition of assets and liabilities for operating leases with terms longer than 12 months. The guidance is effective for annual periods beginning after December 15, 2018 and we expect to utilize the optional transition method in the period of adoption without retrospective application to previous periods. We continue to make progress with our implementation procedures, including upgrading our lease accounting software, assessing accounting policy elections, evaluating the impact on internal controls and analyzing our vendor contracts to determine the appropriate accounting treatment. While we are continuing to assess the effect of adoption, we currently believe the most significant changes include the recognition of right-of-use assets and lease liabilities on our balance sheets for real estate and office equipment operating leases as well as the related financial statement disclosures.
Note B - Reportable Segments
Kforce provides services through the following segments: (1) Technology (“Tech”); (2) Finance and Accounting (“FA”); and (3) Government Solutions (“GS”). Historically, and for the three and nine months ended September 30, 2018 and 2017, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
For the nine months ended September 30, 2017, our Tech segment has included the results of operations for Kforce Global Solutions, Inc., (“Global”). Kforce completed the sale of Global’s assets during the three months ended September 30, 2017 and this sale did not meet the definition of discontinued operations. Kforce recorded a $3.3 million gain on sale of Global’s assets, which was recorded in Selling, general and administrative expenses within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table provides information concerning the operations of our segments (in thousands):

	Tech	FA	GS	Total
Three Months Ended September 30,
2018
Revenue	$251,079	$75,505	$28,868	$355,452
Gross profit	$69,522	$26,523	$8,336	$104,381
Operating expenses				82,762
Income before income taxes				$21,619
2017
Revenue	$229,281	$85,225	$26,547	$341,053
Gross profit	$65,560	$29,709	$9,106	$104,375
Operating expenses				85,395
Income before income taxes				$18,980
Nine Months Ended September 30,
2018
Revenue	$737,339	$236,221	$86,809	$1,060,369
Gross profit	$206,700	$82,074	$23,278	$312,052
Operating expenses				256,342
Income before income taxes				$55,710
2017
Revenue	$679,695	$260,786	$74,873	$1,015,354
Gross profit	$192,223	$89,666	$23,540	$305,429
Operating expenses				259,224
Income before income taxes				$46,205

Note C - Revenue Recognition
We adopted Topic 606 using the modified retrospective transition method for all contracts that were not completed as of January 1, 2018. The cumulative impact of adopting Topic 606 was recorded as a reduction to the opening balance of retained earnings of $0.2 million, net of tax, as of January 1, 2018 with the offset recorded as a contract liability. The adjustment is related to a change in the revenue recognition pattern for the performance obligations under certain GS contracts including standard warranty revenues related to our product business and a contract that provides our customer with a material right to a future discount. As of and for the nine months ended September 30, 2018, the unaudited condensed consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605.
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
Under Topic 605, the Direct Hire fallout reserve was recorded as a Trade receivables allowance and under Topic 606, it is recorded within Accounts payable and other accrued liabilities in the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the Direct Hire fallout reserve was $0.6 million and $0.5 million, respectively.
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

Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Tech	FA	GS	Total
Three Months Ended September 30,
2018
Revenue by type:
Flex revenue	$247,154	$68,948	$23,835	$339,937
Direct Hire revenue	3,925	6,557	—	10,482
Product revenue	—	—	5,033	5,033
Total Revenue	$251,079	$75,505	$28,868	$355,452
2017
Revenue by type:
Flex revenue	$224,148	$78,209	$23,978	$326,335
Direct Hire revenue	5,133	7,016	—	12,149
Product revenue	—	—	2,569	2,569
Total Revenue	$229,281	$85,225	$26,547	$341,053
Nine Months Ended September 30,
2018
Revenue by type:
Flex revenue	$723,159	$215,988	$75,712	$1,014,859
Direct Hire revenue	14,180	20,233	—	34,413
Product revenue	—	—	11,097	11,097
Total Revenue	$737,339	$236,221	$86,809	$1,060,369
2017
Revenue by type:
Flex revenue	$663,778	$239,196	$66,708	$969,682
Direct Hire revenue	15,917	21,590	—	37,507
Product revenue	—	—	8,165	8,165
Total Revenue	$679,695	$260,786	$74,873	$1,015,354
GS Flex revenue includes 42.0% and 41.6% of revenue recognized from fixed-price contracts for the three and nine months ended September 30, 2018, respectively. GS Flex revenue includes 35.8% and 32.0% of revenue recognized from fixed-price contracts for the three and nine months ended September 30, 2017, respectively.
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional. Other than our trade receivable balance, we do not have any material contract assets as of January 1, 2018 and September 30, 2018.
We record a contract liability when we receive consideration from a customer prior to transferring goods or services to the customer or if we have an unconditional right and services have been performed. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Unaudited Condensed Consolidated Balance Sheets. We do not have any material contract liabilities as of January 1, 2018 and September 30, 2018.

Note D - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At September 30, 2018, our liability would be approximately $32.4 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $13.4 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
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
Note E - Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts payable	$24,347	$21,591
Accrued liabilities	13,419	13,282
Total Accounts payable and other accrued liabilities	$37,766	$34,873
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers (such as rebates) and other accrued liabilities.
Note F - Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Payroll and benefits	$42,721	$37,788
Health insurance liabilities	3,265	2,596
Payroll taxes	1,861	5,270
Workers’ compensation liabilities	1,016	1,232
Total Accrued payroll costs	$48,863	$46,886

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
The Firm is subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of September 30, 2018, Kforce was not limited in making distributions and executing repurchases of our equity securities.
As of September 30, 2018 and December 31, 2017, $79.3 million and $116.5 million was outstanding, respectively. Kforce had $3.2 million of outstanding letters of credit at September 30, 2018 and December 31, 2017 which, pursuant to the Credit Facility, reduces the availability.
Note H - Employee Benefit Plans
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year or upon retirement or termination of employment in the accompanying Unaudited Condensed Consolidated Balance Sheets. At September 30, 2018 and December 31, 2017, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $2.3 million and $2.9 million, respectively, and $31.8 million and $28.9 million were included in Other long-term liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheets.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $33.4 million and $31.4 million as of September 30, 2018 and December 31, 2017, respectively, and is included in Other assets, net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$338	$79	$1,014	$239
Interest cost	117	134	351	403
Net periodic benefit cost	$455	$213	$1,365	$642
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of September 30, 2018 and December 31, 2017 was $15.8 million and $14.4 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2018. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2018.
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
During the three months ended September 30, 2018 and 2017, stock-based compensation expense was $2.0 million and $1.8 million, respectively. During the nine months ended September 30, 2018 and 2017, stock-based compensation expense was $6.6 million and $5.7 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals. Restricted stock granted during the nine months ended September 30, 2018 will vest over a period between one to ten years, with equal vesting annually.
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

The following table presents the restricted stock activity for the nine months ended September 30, 2018 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2017	1,355	$22.67
Granted	135	$27.37
Forfeited	(90)	$22.81
Vested	(79)	$23.26	$2,654
Outstanding at September 30, 2018	1,321	$23.23
As of September 30, 2018, total unrecognized stock compensation expense related to restricted stock was $22.4 million, which will be recognized over a weighted average remaining period of 4.0 years.
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
The Swap has been designated as a cash flow hedge and was effective as of September 30, 2018. The change in the fair value of the Swap was recorded as a component of Accumulated other comprehensive income in the Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, the fair value of the Swap asset was $1.6 million and $0.5 million, respectively.
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
Our contingent consideration liability relates to a non-significant business acquisition within our GS segment, which is measured on a recurring basis and recorded at fair value, using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. There was no activity in our recurring Level 3 fair value measurements for the nine months ended September 30, 2018. The contingent consideration liability is recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis at September 30, 2018 and December 31, 2017 (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2018
Recurring basis:
Interest rate swap derivative instrument	$1,561	$—	$1,561	$—
Contingent consideration liability	$(191)	$—	$—	$(191)
At December 31, 2017
Recurring basis:
Interest rate swap derivative instrument	$479	$—	$479	$—
Contingent consideration liability	$(191)	$—	$—	$(191)
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2018.
Note L - Supplemental Cash Flow Information
The following table provides information regarding supplemental cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash Paid During the Period For:
Income taxes	$8,583	$15,204
Interest, net	$3,132	$2,714
Non-Cash Financing and Investing Transactions:
Employee stock purchase plan	$405	$399
Equipment acquired under capital leases	$424	$465
Shares tendered in payment of exercise price of stock options	$46	$—
Receivable for sale of Global's assets	$—	$1,979
During the nine months ended September 30, 2018, cash provided by operating activities included the receipt of an income tax refund in the amount of $6.8 million. Our effective tax rate for the nine months ended September 30, 2018 was positively impacted by the Tax Cuts and Jobs Act ("TCJA").

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand Kforce Inc., our operations and present business environment. This MD&A should be read in conjunction with Item 1. Financial Statements of this report on Form 10-Q. This overview summarizes the MD&A, which includes:
• Executive Summary – An executive summary of our results of operations as of and for the nine months ended September 30, 2018.
• Results of Operations – An analysis of Kforce’s unaudited consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, which have been presented in the unaudited condensed consolidated financial statements. In order to assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.
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

EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2018, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
• Revenue for the nine months ended September 30, 2018 increased 4.4% to $1.1 billion from $1.0 billion in the comparable period in 2017.
• Flex revenue for the nine months ended September 30, 2018 increased 4.7% over the comparable period in 2017. Flex revenue increased 8.9% and 13.5% for Tech and GS, respectively, and decreased 9.7% for FA. The year-over-year growth rate in our largest line of business, Tech Flex, increased to 10.3% in the third quarter of 2018 from 9.8% in the second quarter of 2018.
• Direct Hire revenue for the nine months ended September 30, 2018 decreased 8.2% to $34.4 million from $37.5 million in the comparable period in 2017 due to volatility and sensitivity to economic cycles in the markets we selectively invest in.
• Flex gross profit margin for the nine months ended September 30, 2018 decreased 40 basis points to 26.7% from 27.1% in the comparable period in 2017. For the nine months ended September 30, 2018, Flex gross profit remained flat for Tech; increased 10 basis points for FA; and decreased 580 basis points for GS. Our GS business is operating in a cost competitive environment and, as such, has experienced reduced profitability in certain of its larger contracts.
• SG&A expenses as a percentage of revenue for the nine months ended September 30, 2018 decreased to 23.3% from 24.5% in the comparable period in 2017. The 120 basis point decrease was primarily a result of increased leverage as a result of enhancements to our performance-based compensation plans; improved productivity of our associates; lower revenue-generating headcount; reduced costs as a result of previous realignment activities; and a continued focus on expense discipline.
• Net income for the nine months ended September 30, 2018 increased 53.3% to $41.6 million from $27.1 million in the comparable period in 2017 driven by the factors noted above as well as the reduction in our effective tax rate due to the enactment of the TCJA.
• Diluted earnings per share for the nine months ended September 30, 2018 increased to $1.65 per share from $1.06 per share in the comparable period in 2017 driven primarily by the factors noted above.
• During the third quarter of 2018, our Board of Directors approved a 50% increase to the quarterly dividend, bringing it to $0.18 per share. The Firm declared and paid quarterly dividends totaling $0.42 per share during the nine months ended September 30, 2018, resulting in a total cash payout of $10.4 million.
• The total amount outstanding under our Credit Facility as of September 30, 2018 was $79.3 million, which decreased $21.3 million and $37.2 million from June 30, 2018 and December 31, 2017, respectively.
• Cash provided by operating activities was $64.7 million during the nine months ended September 30, 2018 compared to $5.6 million in the nine months ended September 30, 2017 primarily due to increasing levels of profitability and improved collections of our accounts receivable.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to clients through our Tech, FA and GS segments. Kforce provides staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida with approximately 60 field offices located throughout the United States. As of September 30, 2018, Kforce employed nearly 2,400 associates and more than 11,000 consultants on assignment.
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
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2018, based on data published by the Bureau of Labor Statistics and Staffing Industry Analysts. The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate was 2.05% and 3.7%, respectively, in September 2018. Total non-farm employment was up 1.7% year-over-year as of September 2018, and temporary help employment was up 2.9% for the same period. In addition, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was 2.0% in September 2018. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating.
Operating Results - Three and Nine Months Ended September 30, 2018 and 2017
In order to align the discussion of our Operating Results with Note C - “Revenue Recognition” in the Notes to the Unaudited Condensed Consolidated Financial Statements included in Item 1. Financial Statements of this report, we have disaggregated our GS product business and modified the presentation to exclude it from Flex revenue and Flex gross profit. Prior periods have been adjusted to align with the current presentation.
The following table presents, as a percentage of revenue, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue by segment:
Tech	70.6%	67.2%	69.5%	66.9%
FA	21.2	25.0	22.3	25.7
GS	8.2	7.8	8.2	7.4
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	95.6%	95.7%	95.7%	95.5%
Direct Hire	3.0	3.6	3.3	3.7
Product	1.4	0.7	1.0	0.8
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.4%	30.6%	29.4%	30.1%
Selling, general and administrative expenses	22.4%	24.0%	23.3%	24.5%
Depreciation and amortization	0.5%	0.6%	0.6%	0.6%
Income from operations	6.4%	6.0%	5.6%	4.9%
Income before income taxes	6.1%	5.6%	5.3%	4.6%
Net income	4.6%	3.0%	3.9%	2.7%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech
Flex revenue	$247,154	10.3%	$224,148	$723,159	8.9%	$663,778
Direct Hire revenue	3,925	(23.5)%	5,133	14,180	(10.9)%	15,917
Total Tech revenue	$251,079	9.5%	$229,281	$737,339	8.5%	$679,695
FA
Flex revenue	$68,948	(11.8)%	$78,209	$215,988	(9.7)%	$239,196
Direct Hire revenue	6,557	(6.5)%	7,016	20,233	(6.3)%	21,590
Total FA revenue	$75,505	(11.4)%	$85,225	$236,221	(9.4)%	$260,786
GS
Flex revenue	$23,835	(0.6)%	$23,978	$75,712	13.5%	$66,708
Product revenue	5,033	95.9%	2,569	11,097	35.9%	8,165
Total GS revenue	$28,868	8.7%	$26,547	$86,809	15.9%	$74,873

Total Flex revenue	$339,937	4.2%	$326,335	$1,014,859	4.7%	$969,682
Total Direct Hire revenue	10,482	(13.7)%	12,149	34,413	(8.2)%	37,507
Total Product revenue	5,033	95.9%	2,569	11,097	35.9%	8,165
Total Revenue	$355,452	4.2%	$341,053	$1,060,369	4.4%	$1,015,354
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q3 2018	Q2 2018	Q1 2018	Q4 2017	Q3 2017
Billing Days	63	64	64	61	63
Tech Flex	10.3%	9.8%	6.7%	5.4%	3.3%
FA Flex	(11.8)%	(9.4)%	(7.9)%	0.3%	4.1%
GS Flex	(0.6)%	18.2%	24.5%	27.9%	12.7%
Total Flex	4.2%	5.6%	4.2%	5.5%	4.2%
Total Firm	4.2%	5.4%	3.7%	5.1%	3.0%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment and billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our largest segment, Tech, increased during the three and nine months ended September 30, 2018 by 10.3% and 8.9%, respectively, as compared to the same periods in 2017. The secular drivers of technology spend have remained intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. Tech Flex revenue for the third quarter of 2018 was lower-than-expected due to fewer new assignment starts. We expect Tech Flex year-over-year growth rates to decelerate in the fourth quarter of 2018.
Our FA segment experienced a decrease in Flex revenue of 11.8% and 9.7% during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. While we expected a year-over-year decrease in FA Flex revenue in the second and third quarter of 2018, the rate of decline was greater than we anticipated as a result of lower new assignments starts. We expect FA Flex revenue to increase slightly on a sequential basis due to a large project that began in the fourth quarter of 2018 and expect a decline on a year-over-year basis.

Our GS segment experienced a decrease in Flex revenue of 0.6% and an increase of 13.5% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The year-over-year increase in the first half of 2018 was primarily a result of two new prime contract wins secured in the third quarter of 2017. Flex revenue for GS was lower than our expectations in the third quarter due to anticipated new business awards not materializing as quickly and billable headcount attrition on lower margin contracts. We expect our GS Flex revenue to remain flat or be slightly down on a year-over-year basis in the fourth quarter of 2018.
As our GS Flex business provides temporary staffing services under both time-and-material and fixed-price contracts, key drivers for the change in Flex revenue and Flex hours billed are not presented in the tables below.
The following table presents the key drivers for the change in Flex revenue for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018 vs. September 30, 2017		September 30, 2018 vs. September 30, 2017
	Tech	FA	Tech	FA
Key Drivers
Volume (hours billed)	$1,363	$(13,474)	$868	$(33,064)
Bill rate	21,071	4,161	55,517	9,707
Billable expenses	572	52	2,996	149
Total change in Flex revenue	$23,006	$(9,261)	$59,381	$(23,208)
Tech Flex revenue was impacted by the asset sale of Kforce Global Solutions, Inc (“Global”), which occurred in the third quarter of 2017. For the nine months ended September 30, 2017, Global contributed approximately 5% of the total hours billed and 1% of Flex revenue. The volume previously contributed by Global has been replaced by organic growth in the remainder of our portfolio at significantly higher bill rates.
The following table presents total Flex hours billed for our Tech and FA segments and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	3,319	0.6%	3,299	9,791	0.1%	9,778
FA	1,942	(17.3)%	2,347	6,215	(13.8)%	7,213
Total Flex hours billed	5,261	(6.8)%	5,646	16,006	(5.8)%	16,991
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which occurs when consultants initially assigned to a client on a temporary basis are later converted to a permanent placement for a fee. Our GS segment does not make permanent placements.
Direct Hire revenue decreased 13.7% and 8.2% during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. We continue to be very selective in our investments in this line of business given the volatility and sensitivity to economic cycles. We expect a seasonal decrease in the fourth quarter and continued year-over-year declines in revenue.
The following table presents the key drivers for the change in Direct Hire revenue for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018 vs. September 30, 2017		September 30, 2018 vs. September 30, 2017
	Tech	FA	Tech	FA
Key Drivers
Volume (number of placements)	$(1,166)	$(1,102)	$(2,098)	$(1,667)
Placement fee	(42)	643	361	310
Total change in Direct Hire revenue	$(1,208)	$(459)	$(1,737)	$(1,357)

The following table presents the total number of placements for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	234	(22.8)%	303	794	(13.1)%	914
FA	487	(15.7)%	578	1,627	(7.8)%	1,764
Total number of placements	721	(18.2)%	881	2,421	(9.6)%	2,678
The following table presents the average placement fee for our Tech and FA segments and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	$16,742	(1.0)%	$16,917	$17,861	2.6%	$17,406
FA	$13,458	10.9%	$12,139	$12,432	1.6%	$12,242
Total average placement fee	$14,525	5.4%	$13,784	$14,212	1.5%	$14,005
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) for each segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	27.7%	(3.1)%	28.6%	28.0%	(1.1)%	28.3%
FA	35.1%	0.6%	34.9%	34.7%	0.9%	34.4%
GS	28.9%	(15.7)%	34.3%	26.8%	(14.6)%	31.4%
Total gross profit percentage	29.4%	(3.9)%	30.6%	29.4%	(2.3)%	30.1%
The change in total gross profit percentage for the three and nine months ended September 30, 2018 as compared to the same periods in 2017, is primarily the result of a decline in the overall mix of Direct Hire revenue compared to total revenue and a decline in Flex gross profit.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate.
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Tech	26.5%	(1.9)%	27.0%	26.6%	—%	26.6%
FA	29.0%	—%	29.0%	28.6%	0.4%	28.5%
GS	21.6%	(31.2)%	31.4%	22.0%	(20.9)%	27.8%
Total Flex gross profit percentage	26.7%	(4.0)%	27.8%	26.7%	(1.5)%	27.1%

Flex gross profit percentage decreased 110 and 40 basis points for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017.
• Tech Flex gross profit margin decreased 50 basis points and remained flat for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to compression in bill and pay spreads during the third quarter of 2018 as well as higher health insurance costs. Bill rates within Tech Flex improved 8.4% for the nine months ended September 30, 2018 and our pay rates increased at a slightly greater pace given the candidate-constrained environment.
• FA Flex gross profit margin remained flat and increased 10 basis points for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. Spreads in our FA Flex business have remained stable. Bill rates within FA Flex improved 4.7% for the nine months ended September 30, 2018, as we pursue a more balanced mix of higher skilled roles.
• GS Flex gross profit margin decreased 980 and 580 basis points for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. GS was successful in winning a significant recompete in the first half of 2018; however, this contract is expected to put pressure on GS margins. While our GS business continues to operate in a cost competitive environment, we are focused on taking actions we believe will improve the profitability of certain low margin engagements and strategically position new business pursuits towards higher margin opportunities.
Kforce continues to focus on training our revenue-generating associates on effective pricing and optimizing the spread between bill rates and pay rates. We believe this will serve to obtain the optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
The following table presents the key drivers for the change in Flex gross profit for our Tech and FA segments over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018 vs. September 30, 2017		September 30, 2018 vs. September 30, 2017
	Tech	FA	Tech	FA
Key Drivers
Revenue impact	$6,202	$(2,687)	$15,772	$(6,605)
Profitability impact	(1,032)	(40)	442	370
Total change in Flex gross profit	$5,170	$(2,727)	$16,214	$(6,235)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.2% and 83.6% for the three and nine months ended September 30, 2018, respectively, as compared to 86.2% and 84.9% for the comparable periods in 2017, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenues.

The following table presents components of SG&A as a percentage of total revenue (in thousands):

	2018	% of Revenue	2017	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$66,377	18.6%	$70,655	20.7%
Other (1)	13,394	3.8%	11,266	3.3%
Total SG&A	$79,771	22.4%	$81,921	24.0%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$206,373	19.5%	$211,551	20.8%
Other (1)	40,438	3.8%	37,554	3.7%
Total SG&A	$246,811	23.3%	$249,105	24.5%
(1) Balances in “other” include bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 160 and 120 basis points for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The decrease is primarily a result of increased leverage as a result of enhancements to our performance-based compensation plans; improved productivity of our associates; lower revenue-generating headcount; reduced costs as a result of previous realignment activities; and a continued focus on expense discipline. The increase in other SG&A is related to the $3.3 million gain on the sale of Global’s assets recorded during the three and nine months ended September 30, 2017, offset by a $1.0 million disaster relief contribution to support recovery efforts related to Hurricane Harvey and Irma.
Going forward, the Firm anticipates continued focus on improving the productivity of our associates and exercising solid expense discipline to generate future leverage in SG&A.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	Increase (Decrease)	2017	2018	Increase (Decrease)	2017
Fixed asset depreciation (includes capital leases)	$1,556	(11.6)%	$1,761	$4,791	(8.7)%	$5,248
Capitalized software amortization	305	16.0%	263	842	19.3%	706
Intangible asset amortization	86	—%	86	259	—%	259
Total Depreciation and amortization	$1,947	(7.7)%	$2,110	$5,892	(5.2)%	$6,213
Other Expense, Net. Other expense, net for the three and nine months ended September 30, 2018 was $1.0 million and $3.6 million, respectively. Other expense, net for the three and nine months ended September 30, 2017 was $1.4 million and $3.9 million, respectively. Other expense, net consists primarily of interest expense related to outstanding borrowings under our Credit Facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) for the nine months ended September 30, 2018 and 2017 was 25.3% and 41.3%, respectively. Our effective tax rate for the nine months ended September 30, 2018 was positively impacted by the TCJA. Our effective rate during the nine months ended September 30, 2017 was negatively impacted by a $1.6 million valuation allowance placed on our foreign tax credit deferred tax asset that we expect may not be realizable as a result of the sale of Global’s assets.

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
The following table presents Free Cash Flow (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net income	$41,624	$27,145
Non-cash provisions and other	15,321	15,542
Changes in operating assets/liabilities	7,730	(37,038)
Net cash provided by operating activities	64,675	5,649
Capital expenditures	(4,005)	(5,424)
Free cash flow	60,670	225
Proceeds from sale of Global's assets	1,000	1,000
Change in debt	(37,223)	14,553
Repurchases of common stock	(12,465)	(4,226)
Cash dividends	(10,404)	(9,125)
Other	(1,491)	(3,206)
Change in cash and cash equivalents	$87	$(779)
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

The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2018	2017
Three Months Ended September 30,
Net income	$16,177	$10,099
Depreciation and amortization	2,074	2,165
Stock-based compensation expense	2,006	1,798
Interest expense, net	1,034	1,295
Income tax expense	5,442	8,881
Adjusted EBITDA	$26,733	$24,238

Nine Months Ended September 30,
Net income	$41,624	$27,145
Depreciation and amortization	6,246	6,373
Stock-based compensation expense	6,558	5,667
Interest expense, net	3,568	3,813
Income tax expense	14,086	19,060
Adjusted EBITDA	$72,082	$62,058

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. At September 30, 2018, Kforce had $157.2 million in working capital compared to $161.7 million at December 31, 2017.
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
Cash provided by operating activities was $64.7 million during the nine months ended September 30, 2018 compared to $5.6 million in the nine months ended September 30, 2017. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our associate and consultant compensation. The increase in cash provided by operating activities during the nine months ended September 30, 2018 as compared to the same period in 2017 is primarily due to increasing levels of profitability and improved collections of our accounts receivable, a lower effective tax rate and receipt of a $6.8 million income tax refund. As a result of the TCJA, we are on target to generate an additional $10.0 million in operating cash for the year, which relates to the decrease in our effective tax rate.
Cash used in investing activities was $3.0 million during the nine months ended September 30, 2018 compared to $4.4 million in the nine months ended September 30, 2017, which consists of capital expenditures (except for equipment acquired under capital leases). We expect to continue selectively investing in our infrastructure in order to support the future growth and evolution of our operating model. In addition, we continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.
Cash used in financing activities was $61.6 million during the nine months ended September 30, 2018 compared to $2.0 million  in the nine months ended September 30, 2017. This was primarily driven by a reduction in the outstanding balance under our Credit Facility of $37.2 million during the nine months ended September 30, 2018 versus an increase of $14.6 million for the same period in 2017, as well as an increase in cash used for common stock repurchases and dividends.

The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Nine Months Ended September 30,
	2018	2017
Open market repurchases	$9,565	$2,077
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	2,900	2,149
Total cash flow impact of common stock repurchases	$12,465	$4,226

Cash paid in current period for settlement of prior year repurchases	$3,323	$935
During the nine months ended September 30, 2018 and 2017, Kforce declared and paid quarterly dividends of $10.4 million ($0.42 per share) and $9.1 million ($0.36 per share), respectively. Our Board of Directors approved a 50% increase to our quarterly dividend, bringing the payout to $0.18 per share effective with our third quarter 2018 dividend. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board of Directors each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
Under the Credit Facility, our maximum borrowing capacity of $300.0 million which, subject to certain conditions and participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million in the form of revolving credit loans, swingline loans and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. As of September 30, 2018 and December 31, 2017, $79.3 million and $116.5 million was outstanding, respectively.
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of September 30, 2018, Kforce was not limited in making distributions and executing repurchases of its equity securities. Refer to Note G – “Credit Facility” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility.
Kforce entered into a forward-starting interest rate swap agreement to mitigate the risk of rising interest rates and the Swap has been designated as a cash flow hedge. As of September 30, 2018, the fair value of the Swap asset was $1.6 million. Refer to Note J - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility.
Stock Repurchases
During the nine months ended September 30, 2018, Kforce repurchased approximately 318 thousand shares of common stock on the open market at a total cost of approximately $8.7 million. As of September 30, 2018 and December 31, 2017, $29.8 million and $38.5 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.

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
ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
On July 29, 2016, our Board of Directors approved an increase in our stock repurchase authorization bringing the then available authorization to $75.0 million. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	—	$—	—	$29,813,098
August 1, 2018 to August 31, 2018	7,937	$42.29	—	$29,813,098
September 1, 2018 to September 30, 2018	—	$—	—	$29,813,098
Total	7,937	$42.29	—	$29,813,098

(1)  All activity presented in this table relates to shares of stock purchased upon vesting of restricted stock to satisfy statutory tax withholding requirements.
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

Kforce Inc.
(Registrant)

Date:	November 1, 2018	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2018	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)