Form 10-K
period 2018-12-31
KFORCE INC
filed 2019-02-22
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was $786,439,764. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 20, 2019 was 25,848,178.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 23, 2019 (“Proxy Statement”)	Part III

KFORCE INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions, divestitures and investments, effects of interest rate variations, financing needs or plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, estimates concerning our ability to collect on our trade accounts receivable, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, estimates concerning goodwill impairment, delays or termination or the failure to obtain awards, task orders or funding under contracts, changes in client demand for Firm services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I
ITEM 1.     BUSINESS.
Company Overview
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to clients through the following segments: Technology (“Tech”); Finance and Accounting (“FA”); and Government Solutions (“GS”). Kforce provides staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida with approximately 60 field offices located throughout the U.S. Kforce was incorporated in 1994 but its predecessor companies have been providing staffing services since 1962. Kforce completed its Initial Public Offering in August 1995.
Kforce serves clients across many industries and geographies as well as companies of all sizes with a particular focus on Fortune 1000 and similarly-sized companies. We also provide services and solutions as a prime contractor and subcontractor to the U.S. Federal Government (the “Federal Government”) as well as state and local governments. We believe that our portfolio of service offerings is focused in areas of expected growth and are a key contributor to our long-term financial stability. Our 10 largest clients represented approximately 25% of revenue and no single client accounted for more than 5% of total revenue for the year ended December 31, 2018.
Substantially all of our revenues are derived from U.S. domestic operations. The asset sale of Kforce Global Solutions, Inc., (“Global”) a wholly-owned subsidiary located in the Philippines, was completed in September 2017. This sale did not meet the definition of discontinued operations. Global was included in our Tech segment and contributed approximately 1% of revenue in 2017 and 2016.
Our quarterly operating results can be affected by:

•	the number of billing days in a particular quarter;

•	the seasonality of our clients’ businesses;

•	increased holidays and vacation days taken, which is usually highest in the fourth quarter of each calendar year; and

•
increased costs as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each calendar year, which negatively impacts our gross profit and overall profitability in the first fiscal quarter of each calendar year.

The following charts depict the percentage of our total revenue for each of our segments for the years ended December 31, 2018, 2017 and 2016:
For additional segment financial data see Note 2 – “Reportable Segments” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report.

Tech Segment
Our largest segment, Tech, provides both Flex and Direct Hire services to our clients, focusing primarily on areas of information technology such as systems/applications architecture and development, project management, enterprise data management, business intelligence, artificial intelligence, machine learning, network architecture and security. Within our Tech segment, we provide service to clients in a variety of industries with a strong footprint in the financial services, communications and insurance services and also to Federal government integrators. Revenue for our Tech segment increased 9.1% to $990.1 million in 2018 on a year-over-year basis. The average bill rate for our Tech segment in 2018 was approximately $73 per hour.
The September 2018 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing is expected to experience growth of 3% in 2019. Digital transformation, as a general trend, is driving organizations across all industries to increase their technology investments as competition and the speed of change intensifies. Nontraditional competitors are also entering new end markets; thus, putting increased pressure on companies to invest in innovation and the evolution of their business models. We believe these secular drivers will transcend traditional cyclical patterns as our clients' business models adjust. At the macro level, demand is also being driven by an ever-changing and complex regulatory and employment law environment, which increases the overall cost of employment for many companies. These factors, among others, are continuing to drive companies to look to temporary staffing providers, such as Kforce, to meet their human capital needs.
FA Segment
Our FA segment provides both Flex and Direct Hire services to our clients in areas such as general accounting, business analysis, accounts payable, accounts receivable, financial analysis and reporting, taxation, budget preparation and analysis, mortgage and loan processing, cost analysis, professional administration, outsourced functional support, credit and collections, audit services and systems and controls analysis and documentation. Within our FA segment, we provide services to clients in a variety of industries with a strong footprint in the financial services, healthcare and government sectors. Revenue for our FA segment decreased 9.3% to $313.8 million in 2018 on a year-over-year basis. The average bill rate for our FA segment in 2018 was approximately $35 per hour. The September 2018 report published by SIA stated that finance and accounting temporary staffing is expected to experience growth of 4% in 2019.
GS Segment
Our GS segment provides staffing services and solutions to the Federal Government as both a prime contractor and a subcontractor in the fields of information technology and finance and accounting. GS offers integrated business solutions to its clients in areas including but not limited to: information technology infrastructure transformation, healthcare informatics, data and knowledge management and analytics, research and development, audit readiness, financial management and accounting. GS contracts are concentrated among clients, such as the U.S. Department of Veteran Affairs, and the types of services and support that have historically been less likely to be impacted by sequestration threats and budget constraints, though a prolonged government shutdown could be expected to negatively impact GS revenue. Revenue for our GS segment increased 9.7% to $114.4 million in 2018. Our GS segment also includes a product business specialized in manufacturing and delivering trauma-training manikins, which accounted for approximately 14% of total GS revenue in 2018. The majority of GS services are supplied to the Federal Government (or through a prime contractor to the Federal Government) through field offices located in the Washington, D.C. metropolitan area and San Antonio and Austin, Texas.
Our backlog represents only those U.S. government contracts and subcontracts for which funding has been provided, excluding renewal option years. Our backlog was $47.4 million as of December 31, 2018 as compared to $59.3 million as of December 31, 2017.
Flex Revenue
Flex revenue represents approximately 96% of total revenue over the last three fiscal years. We provide our clients with qualified individuals (“consultants”) on a temporary basis when it is determined that they have the appropriate skills and experience and are the right match for our clients. We utilize a diversified set of recruitment platforms and databases to identify consultants who are actively seeking employment. These consultants can either be directly employed by Kforce, qualified independent contractors or foreign nationals sponsored by Kforce. Our success is dependent upon our internal employees’ (“associates”) ability to: (1) acknowledge, understand and participate in creating solutions for our clients’ needs; (2) determine and understand the experience and capabilities of the consultants being recruited; and (3) ensure excellence in delivering and managing the client-consultant relationship. We believe proper execution by our associates and consultants directly impacts the longevity of the assignments, increases the likelihood of generating repeat business with our clients and fosters a better experience for our consultants, which has a direct correlation to their redeployment.

The key drivers of Flex revenue are the number of consultant assignments and billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our Flex gross profit is determined by deducting related costs of employment for consultants, including compensation, payroll taxes, certain fringe benefits and subcontractor costs from Flex revenue. Associate and field management compensation, payroll taxes and other fringe benefits are included in selling, general and administrative expenses (“SG&A”), along with other customary costs such as administrative and corporate costs. The Flex business model involves attempting to maximize the number of billable hours and bill rates, while managing consultant pay rates and benefit costs, as well as compensation and benefits for our associates.
Direct Hire Revenue
Our Direct Hire business involves locating qualified individuals (“candidates”) for permanent placement with our clients. Direct Hire revenue represents less than 4% of total revenue over the last three fiscal years; although it is a smaller portion of our business, it continues to be an important capability in ensuring that we can meet the talent needs of our clients through whatever means they prefer. We recruit candidates using methods that are consistent with Flex consultants. Candidate searches are generally performed on a contingency basis (as opposed to a retained search), therefore fees are only earned if the candidates are ultimately hired by our clients. The typical fee structure is based upon a percentage of the candidate’s annual compensation in their first year of employment, which is known or can be estimated at the time of placement.
The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee. Direct Hire revenue is recognized net of an allowance for “fallouts,” which occur when candidates do not complete the applicable contingency period (typically 90 days or less). There are no consultant payroll costs associated with Direct Hire placements, thus, all Direct Hire revenue increases gross profit by the full amount of the fee. Direct Hire associate commissions, compensation and benefits are included in SG&A.
Industry Overview
The professional staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. A report published by SIA in 2018 indicated that Kforce is one of the 10 largest publicly-traded specialty staffing firms in the U.S.
Based upon previous economic cycles experienced by Kforce, we believe that times of sustained economic recovery generally stimulate demand for additional temporary workers in the U.S. and, conversely, an economic slowdown results in a contraction in demand for additional temporary workers in the U.S. From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be positive during 2018, based on data published by the Bureau of Labor Statistics and SIA. The percentage of temporary staffing to total employment (penetration rate) and unemployment rate was 2.1% and 3.9%, respectively, in December 2018. Total non-farm employment was up 1.8% year-over-year as of December 2018, and temporary help employment was up 3.3% year-over-year. In addition, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the consultant and candidate population that Kforce most typically serves, was 2.1% in December 2018. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating.
According to a SIA in September 2018, the technology temporary staffing industry and finance and accounting temporary staffing industry are expected to generate projected revenues of $32.0 billion and $8.5 billion, respectively, in 2019 and based on these projected revenues, our current market share is approximately 3% and 4%, respectively. Our business strategies are sharply focused around expanding our share of the U.S. temporary staffing industry and further penetrating our existing clients’ human capital needs.
Business Strategies
Our primary objectives are driving long-term shareholder value by achieving above-market revenue growth, making prudent investments to enhance efficiency and effectiveness within our operating model and significantly improving levels of operating profitability. We believe the following strategies will help us achieve our objectives.
Improving Productivity of our Talent. We believe that it is critical to provide our associates with high quality tools to effectively and efficiently perform their roles, to better evaluate business opportunities and to advance the value we bring to our clients and consultants. We continue to enhance our sales methodologies and processes in ways we believe will allow us to better evaluate and shape business opportunities with our clients as well as train our sales associates on our consistent and uniform methodology.

During 2018, we completed the deployment of a new time and expense application for our consultants and clients as well as a new expense application for our associates. In addition, we continue to make enhancements to our business and data intelligence capabilities as well as our customer relationship management system. We also began investing in a new talent relationship management system that we expect will better leverage our delivery strategies and processes and improve our capabilities. These investments are part of a multi-year effort to replace and upgrade our technology tools to equip our associates with improved capabilities to deliver exceptional service to our clients, consultants and candidates and improve the productivity of our associates and the scalability of our organization.
Enhancing our Client Relationships. We strive to differentiate ourselves by working collaboratively with our clients to better understand their business challenges and help them attain their organizational objectives. This collaboration focuses on building a consultative partnership rather than a transactional client relationship, which increases the intimacy with our clients and improves our ability to offer higher value and a broader array of services and support to our clients. To accomplish this, we align our revenue-generating talent with the appropriate clients based on their experience with markets, products and industries.
We measure our success in building long-lasting relationships with our clients using staffing industry benchmarks and surveys conducted by a specialized, independent third-party provider. Our client ratings compare very favorably against staffing industry averages and give us helpful insights directly from our clients on how to continue improving our relationships. We believe long-lasting relationships with our clients is a critical element in revenue growth.
Improving the Job Seeker Experience. Our consultants are a critical component to our business and essential in sustaining our client relationships. We are focused on effective and efficient processes and tools to find and attract prospective consultants, matching them to a client assignment and supporting them during their tenure with Kforce. Our success in this regard would be expected to positively influence the tenure and loyalty of our consultants and be their employer of choice, thus enabling us to deliver the highest quality talent to our clients.
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
Competition
We operate in a highly competitive and fragmented staffing industry comprised of large national and local staffing firms in each of our reporting segments. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national and regional accounting, consulting and advisory firms that offer both solutions and staffing services. However, we believe that our U.S. geographic presence, concentration of service offerings in areas of greatest demand (especially technology), national delivery teams, delivery channels for foreign consultants, longevity of our brand and reputation in the market, along with our dedicated compliance and regulatory infrastructure, all provide a competitive advantage.
Many clients utilize Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) for the management and procurement of staffing services. Generally, MSPs and VMOs are organizations that standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMSs can also be provided through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees ranging from 1% to 4% of total revenue. In addition, the aggregation of services by MSPs for their clients into a single program can result in significant buying power and, thus, pricing power. Therefore, the use of MSPs by our clients has, in certain instances, resulted in margin compression. Kforce does not currently provide MSP or VMO services directly to our clients; rather, our strategy has been to work with MSPs, VMOs and VMS providers that enable us to best extend our services to current and prospective clients.
We believe that the principal elements of competition in our industry are quality and availability of associates, candidates and consultants, level of service, effective monitoring of job performance, scope of geographic service and compliance orientation. To attract consultants and candidates, we emphasize on our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility and permanent placement opportunities, all of which are important to Kforce being the employer of choice. Because individuals pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals and focus on our consultant relationship objectives. Additionally, in certain markets, we have experienced significant pricing pressure as a result of our competitors’ pricing strategies. Although we believe we compete favorably with respect to these factors, we expect competition and pricing pressure to continue, which may result in us not being able to effectively compete or choosing to not participate in certain business that does not meet our profitability standard.

Regulatory Environment
Staffing firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship, such as wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements; (3) worker classification regulations; and (4) substantive limitations on their operations.
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
Operating Employees and Personnel
As of December 31, 2018, Kforce employed approximately 2,400 associates and 11,400 consultants on assignment providing flexible staffing services and solutions to our clients. Approximately 92% of the consultants are employed directly by Kforce; the other 8% consists of qualified independent contractors. As the employer, Kforce is responsible for the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for our employees. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.
Insurance
Kforce maintains a number of insurance policies including general liability, automobile liability, workers’ compensation and employers’ liability, liability for certain foreign exposure, umbrella and excess liability, property, crime, fiduciary, directors and officers, employment practices liability, cybersecurity, professional liability and excess health insurance coverage. These policies provide coverage subject to their terms, conditions, limits of liability and deductibles, for certain liabilities that may arise from Kforce’s operations. There can be no assurance that any of the above policies will be adequate for our needs or that we will maintain all such policies in the future.
Availability of Reports and Other Information
We make available, free of charge, through the Investor Relations page on our website, and by mailed requests addressed to Michael Blackman, Chief Corporate Development Officer, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically submit such materials to the SEC. Our corporate website address is http://www.kforce.com. The information contained on our website, or on other websites linked to our website, is not part of this document. The SEC also provides reports, proxy and information statements on its website, free of charge, and other information regarding issuers, such as us, that file electronically with the SEC. The SEC’s website is http://www.sec.gov. Information provided on the SEC’s website is not part of this report.

ITEM 1A.     RISK FACTORS.
The U.S. professional staffing industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for staffing services is significantly affected by the general level of economic activity and employment in the U.S. Based upon previous economic cycles that Kforce has experienced, we believe that times of sustained economic recovery generally stimulate demand for additional U.S. temporary workers and, conversely, an economic slowdown results in a contraction in demand for additional U.S. temporary workers. Even without uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulties in forecasting the strength of economic cycles, and the short-term nature of many of our agreements. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off permanent employees. In addition, an economic downturn could result in a reduction in the temporary staffing penetration rate, an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Any substantial economic downturn in the U.S. or global impact on the U.S. could have a material adverse effect on our business, financial condition, and results of operations.
Kforce faces significant employment-related legal risk.
Kforce employs people internally and in the workplaces of our clients. An inherent risk of such activity includes possible claims of or relating to discrimination and harassment; wrongful termination; violations of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violations of wage and hour requirements and other labor laws; employment of illegal aliens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. In some cases, we are contractually obligated to indemnify our clients against such risks. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of defense costs, monetary damages or fines that may be significant, discontinuation of client relationships or other material adverse effects on our business. To reduce our exposure, we maintain policies, procedures and guidelines to promote compliance with laws, rules, regulations and best practices applicable to our business. Even claims without merit could cause us to incur significant expense or reputational harm. We also maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime-eligible workers and/or failure to pay overtime-eligible workers for all hours worked.
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
Our future success may depend on our ability to successfully keep pace with technological changes and advances occurring across our industry. Our business is reliant on a variety of systems and technologies, including those that support candidate searching and matching, hiring and tracking, order management, billing, and client data analytics. Our success may depend on our ability to keep pace with rapid technological changes in the development and implementation of these services. If our systems become outdated, or if our investments in technology fail to provide the expected results, then we may be unable to maintain our technological capabilities relative to our competitors and our business could be negatively affected.
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
Cyberattacks or other breaches of network or information technology used by our associates and consultants, as well as risks associated with compliance on data privacy could adversely affect on our systems, services, operations and financial results. These attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While we have policies, procedures and systems in place to detect, prevent and deter cyberattacks or other breaches of our networks, techniques used to obtain unauthorized access or cause system interruption change frequently and may not immediately produce signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems or information. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us, our employees or clients. Other results of these incidents could include, but are not limited to, increased cybersecurity protection costs, litigation, regulatory penalties, monetary damages, and reputational damage adversely affecting client or investor confidence.
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
In the ordinary course of our business, we collect and retain personal information of our associates and consultants and their dependents including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format. We also use security and business controls to limit access to such information and continually monitor our systems for potential breaches. However, as our reliance on technology has increased so have the risks posed to our systems, both internal and those managed by third party service providers. It is possible that the controls in place will not be able to prevent the improper disclosure of personally identifiable information of our associates and consultants in the event of a computer virus, system breach or cyberattack, particularly in light of the increasing sophistication of perpetrators. Employees or third parties (including third parties with substantially greater resources than our own, e.g. foreign governments) may be able to circumvent our security measures and acquire or misuse such information, resulting in privacy breaches, errors in the storage, use or transmission of such information, and an interruption to our operations. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by clients and/or consultants, harm to our reputation, and regulatory oversight by state or federal agencies.
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

A large part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer/employee relationship could have a material adverse effect on Kforce. For example, changes to government regulations, including changes to statutory hourly wage and overtime regulations, could adversely affect the Firm’s results of operations by increasing its costs. Due to the substantial number of state and local jurisdictions in which we operate and the widening disparity among state and local laws, there also is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance.
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
Kforce is highly dependent on its management team and expects that continued success will depend largely upon their efforts, expertise and abilities. The loss of the services of any key executive for any reason could have a material adverse effect on Kforce. To attract and retain executives and other key employees (particularly management, client servicing, and consultant and candidate recruiting employees) in a competitive marketplace, we must provide a competitive compensation package, including cash-based and equity-based compensation. Kforce expends significant resources in the recruiting and training of its employees, as the pool of available applicants for these positions is limited. The loss or any sustained attrition of our key operating employees could have a material adverse effect on our business, including our ability to establish and maintain client, consultant and candidate, professional and technical relationships.

Kforce’s temporary staffing business could be adversely impacted by health care reform.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (the “PPACA”), imposes requirements and restrictions, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our employees, increased restrictions on rescinding coverage, establishment of minimum requirements, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on product pricing. Because the regulations governing the PPACA’s employer mandate are subject to interpretation, it is possible that Kforce may incur liability in the form of penalties, fines, or damages if the health plans we offer are subsequently found not to meet minimum essential coverage, affordability or minimum value standards, or if our method for determining eligibility for coverage is found inadequate or our clients seek indemnification for health care claims resulting from consultants working on client assignments. The cost of any such penalties, fines or damages could have a material adverse effect on Kforce’s financial and operating results.
New business initiatives and strategic changes may divert management’s attention from normal business operations, which could adversely affect our performance.
New business initiatives and strategic changes in the composition of our business mix can be a diversion to our management’s attention from other business concerns and disruptive to our operations, which could cause our business and results of operations to suffer materially. Acquisitions and new business initiatives could involve significant unanticipated challenges and risks, including the possibility that: they may not advance our business strategy; we may not realize our anticipated return on our investment; we may lose key personnel; we may retain unforeseen liabilities; we may experience difficulty in implementing initiatives or integrating acquired operations; or management's attention may be diverted from our other businesses. These events could cause material harm to our business, operating results, or financial condition.
Kforce maintains debt that exposes us to interest rate risk and contains restrictive covenants that could trigger prepayment of obligations or additional costs.
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
Kforce is dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the client billing and consultant or vendor payment functions. Kforce’s information systems may not perform as anticipated and are vulnerable to damage or interruption including natural disasters, fire or casualty theft, technical failures, terrorist acts, cybersecurity breaches, power outages, telecommunications failures, physical or software intrusions, computer viruses, employee errors and similar events. Our corporate headquarters and data center are located in a hurricane-prone area although we have disaster recovery systems for some key information systems, such as billing and payroll, but not for all such key systems. Failure or interruption of our critical information systems may require significant additional capital and management resources to resolve, which could materially adversely affect our business. Additionally, many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to Kforce as those associated with our internal systems.  We seek to reduce these risks by performing vendor due diligence procedures prior to engaging with any third party vendor who will have access to sensitive data. Additionally, we require audits of the relevant third parties’ information technology processes on an annual basis. However, there can be no assurance that such parties will not experience cybersecurity breaches that could adversely affect our employees, customers and businesses or that our audit or diligence processes will successfully deter or prevent such breach.

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
Kforce is subject to periodic federal, state and local tax audits for various tax years. We also need to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act enacted in December 2017 continues to require significant interpretation; as additional regulatory guidance is issued and we continue to analyze the application of the new law, we may be required to refine our estimates, which could materially affect our tax obligations and effective tax rate. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.
Due to inherent limitations, there can be no assurance that our system of disclosure and internal controls and procedures will be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.
Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and fraud. A control system, regardless of how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Kforce have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.
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
The reputation and relationships that we have established and currently maintain with our clients are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could materially adversely affect on our operations. In addition, if our performance does not meet our clients’ expectations, our revenues and operating results could be materially harmed.
Agreements may be terminated by clients and consultants at will and the termination of a significant number of such agreements could adversely affect our revenues.
Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. Each consultant’s relationship with us is terminable at will. If clients terminate a significant number of our agreements and we are unable to generate new contracts, or a significant number of our consultants cease performing services for us and we are unable to find suitable replacements, the growth of our business could be adversely affected, and our revenues and results of operations could be harmed.

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
Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered Board of Directors (“Board”) and permit the removal of directors only for cause. Additionally, the Board may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances after a change in control. Certain of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could negatively impact the market price of our common stock.
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

Our failure to comply with complex federal procurement laws and regulations could cause us to lose business, incur additional costs and subject us to a variety of penalties, including suspension and debarment from contracting with the Federal Government.
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
The Federal Government also may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, which could be costly to satisfy or impact our ability to obtain new contracts. A failure to comply with all applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with Federal Government agencies; each of which could lead to a material reduction in our revenues, cash flows and operating results.
Changes in the spending policies or budget priorities of the Federal Government including the failure by Congress to approve budgets, raise the U.S. debt ceiling or avoid sequestration on a timely basis for the federal agencies we support could delay, reduce or stop federal spending and cause us to lose revenue or impair our intangible assets.
Changes in Federal Government fiscal or spending policies could materially adversely affect our Government Business; in particular, our business could be materially adversely affected by decreases in Federal Government spending. In addition, on an annual basis, Congress must approve, and the President must sign the appropriation bills that govern spending by each of the federal agencies we support. If Congress is unable to agree on budget priorities and is unable to appropriate funds or pass the annual budget on a timely basis, or a prolonged government shutdown were to occur (as happened recently), there may be delays, reductions or cessations of funding for our services and solutions. In addition, from time to time it has been necessary for Congress to raise the U.S. debt ceiling in order to allow for borrowing necessary to fund government operations. If that becomes necessary again and Congress fails to raise the debt ceiling on a timely basis, there may be delays, reductions or cessations of funding for our services and solutions. Furthermore, legislatively mandated cuts in federal programs, known as sequestration, could result in delays, reductions or cessation of funding for our services and solutions.
Unfavorable government audit results could force us to refund previously recognized revenue and could subject us to a variety of penalties and sanctions.
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
If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with Federal Government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, regardless of the veracity.
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
There is often intense competition to win federal agency contracts. The competitive bidding process entails substantial costs and management time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors. Even when a contract is awarded to us, we may encounter significant expenses, delays, contract modifications or bid protests from competitors. If we are unable to successfully compete for new business or win competitions to maintain existing business, our operations could be materially adversely affected. Many of our competitors are larger and have greater resources, larger client bases and greater brand recognition than we do. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide.

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
For many of our contracts, we are a subcontractor; therefore, we rely on the applicable prime contractor to secure contracts when they are put up for bid for a renewal or a new contract.  There is a risk that the applicable prime contractor is unable to secure such bids for a number of reasons, including the prime contractor’s quality and timeliness of services, financial condition, and relationships with the Federal Government.  In addition, there are risks that we are unable to provide such subcontractor services with the quality and timeliness demanded by the prime contractor or the ultimate end-client.  Any failure by the applicable prime contractor to secure contracts or by us to perform adequately could materially adversely affect our business.
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.     PROPERTIES.
We own our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space. In addition, as of December 31, 2018, we leased approximately 325,000 square feet of total office space in approximately 60 field offices located throughout the U.S., with lease terms ranging from three to seven years, although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year.
Although additional field offices may be established based on the requirements of our operations, we believe that our facilities are adequate for our current needs, and we do not expect to materially expand or contract our facilities in the foreseeable future.
ITEM 3.     LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable, or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Holders of Common Stock
Our common stock trades on the NASDAQ using the ticker symbol “KFRC”. As of February 21, 2019, there were approximately 150 holders of record.
Purchases of Equity Securities by the Issuer
On October 26, 2018, the Board approved an increase in our stock repurchase authorization bringing the then available authorization to $100.0 million. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	—	$100,000,000
November 1, 2018 to November 30, 2018	26,107	$31.57	19,048	$99,399,824
December 1, 2018 to December 31, 2018	317,087	$29.81	216,708	$92,940,594
Total	343,194	$29.95	235,756	$92,940,594

(1)	Includes 7,059 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period November 1, 2018 to November 30, 2018.

(2)	Includes 100,379 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period December 1, 2018 to December 31, 2018.

ITEM 6.     SELECTED FINANCIAL DATA.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this report.

	Years Ended December 31,
	2018 (1)	2017(1)	2016 (2)	2015	2014 (3)
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue	$1,418,353	$1,357,940	$1,319,706	$1,319,238	$1,217,331
Gross profit	418,608	408,056	408,499	414,114	374,581
Selling, general and administrative expenses	329,126	331,172	340,742	330,034	314,966
Depreciation and amortization	7,831	8,255	8,701	9,831	9,894
Other expense, net	4,498	4,535	3,101	2,577	1,764
Income from continuing operations, before income taxes	77,153	64,094	55,955	71,672	47,957
Income tax expense	19,173	30,809	23,182	28,848	18,559
Income from continuing operations	57,980	33,285	32,773	42,824	29,398
Income from discontinued operations, net of tax	—	—	—	—	61,517
Net income	$57,980	$33,285	$32,773	$42,824	$90,915
Earnings per share – basic, continuing operations	$2.34	$1.32	$1.26	$1.53	$0.94
Earnings per share – diluted, continuing operations	$2.30	$1.30	$1.25	$1.52	$0.93
Earnings per share – basic	$2.34	$1.32	$1.26	$1.53	$2.89
Earnings per share – diluted	$2.30	$1.30	$1.25	$1.52	$2.87
Weighted average shares outstanding – basic	24,738	25,222	26,099	27,910	31,475
Weighted average shares outstanding – diluted	25,251	25,586	26,274	28,190	31,691
Dividends declared per share	$0.60	$0.48	$0.48	$0.45	$0.41

	As of December 31,
	2018	2017	2016	2015	2014
	(IN THOUSANDS)
Working capital	$158,104	$161,726	$135,353	$122,270	$125,246
Total assets	$379,908	$384,304	$365,421	$351,822	$363,922
Total outstanding borrowings on credit facility	$71,800	$116,523	$111,547	$80,472	$93,333
Total long-term liabilities	$121,219	$166,308	$160,332	$124,449	$130,351
Stockholders’ equity	$168,331	$134,277	$121,736	$139,627	$139,388

(1)
The TCJA was enacted in December 2017, which reduced the U.S. federal corporate tax rate from 35.0% to 21.0% in 2018. As a result, we revalued our net deferred income tax assets and recorded $5.4 million of additional income tax expense during the year ended December 31, 2017.

(2)	During 2016, Kforce incurred approximately $6.0 million in severance costs associated with realignment activities focused on further streamlining our organization, which were recorded in SG&A.

(3)
During 2014, Kforce disposed of Kforce Healthcare, Inc. (“KHI”), a wholly-owned subsidiary of Kforce Inc. The results of operations for KHI have been presented as discontinued operations for the year ended December 31, 2014.

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
This overview summarizes the MD&A, which includes the following sections:

•	Executive Summary – An executive summary of our results of operations for 2018.

•
Results of Operations – An analysis of Kforce’s consolidated results of operations for the three years presented in the consolidated financial statements. To assist the reader in understanding our business as a whole, certain metrics are presented for each of our segments.

•	Liquidity and Capital Resources – An analysis of our cash flows, credit facility, off-balance sheet arrangements, stock repurchases, contractual obligations and commitments.

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
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights for 2018, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.

•	Revenue increased 4.4% to $1.42 billion in 2018 from $1.36 billion in 2017. Revenue increased 9.1% and 9.7% for Tech and GS, respectively, and decreased 9.3% for FA.

•	Flex revenue increased 4.5% to $1.36 billion in 2018 from $1.30 billion in 2017. Flex revenue increased 9.4% and 6.5% for Tech and GS, respectively, and decreased 9.9% for FA.

•	Direct Hire revenue decreased 4.2% to $45.7 million in 2018 from $47.7 million in 2017.

•
Flex gross profit margin decreased 40 basis points to 26.8% in 2018 from 27.2% in 2017. Flex gross profit margin increased 10 basis points for FA and decreased 10 basis points and 430 basis points for Tech and GS, respectively. Our GS business is operating in a cost competitive environment and, as such, has experienced reduced profitability in certain of its more recently awarded contracts.

•
SG&A expenses as a percentage of revenue for the year ended December 31, 2018 decreased to 23.2% from 24.4% in 2017. The 120 basis point decrease was primarily driven by increased leverage as a result of enhancements to our performance-based compensation plans; improved associate productivity; reduced costs as a result of previous realignment activities; and a continued focus on expense discipline.

•
Net income for the year ended December 31, 2018 increased 74.2% to $58.0 million from $33.3 million in 2017 and diluted earnings per share for the year ended December 31, 2018 increased to $2.30 from $1.30 per share in 2017, primarily driven by the factors noted above as well as the reduction in our effective tax rate due to the enactment of the TCJA.

•
During 2018, Kforce repurchased 553 thousand shares of common stock on the open market at a total cost of approximately $15.7 million. On October 26, 2018, the Board approved an increase in our stock repurchase authorization bringing the then available authorization to $100.0 million.

•
In the second half of 2018, the Board approved a 50% increase to the quarterly dividend, bringing it to $0.18 per share, up from $0.12 per share in the first half of 2018. The Firm declared and paid dividends totaling $0.60 per share during the year ended December 31, 2018, resulting in a total cash payout of $14.9 million.

•	The total amount outstanding under our Credit Facility decreased $44.7 million to $71.8 million as of December 31, 2018 as compared to $116.5 million as of December 31, 2017.

•
Cash provided by operating activities was $87.7 million during the year ended December 31, 2018 compared to $29.3 million for 2017 primarily due to increasing levels of profitability and improved collections of our accounts receivable.

RESULTS OF OPERATIONS

In 2018, we continued to make progress on our strategic initiatives including:

•
Implementing new and upgrading existing technologies that we believe will allow us to more effectively and efficiently serve our clients, consultants and candidates and improve the scalability of our organization. We completed the deployment of a new time and expense application for our consultants and clients as well as a new expense application for our associates. In addition, we continue to make enhancements to our business and data intelligence capabilities as well as our customer relationship management system. We expect these initiatives to benefit us in 2019 and beyond.

•	Improving our alignment of revenue-generating talent to the markets, products, industries and clients that present the greatest opportunity for profitable revenue growth.

•	Executing a Kforce brand refresh to reinforce our core values with a consistent message and identity.
To align the discussion of our Operating Results with Note 3 - “Revenue” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, we have disaggregated our GS product business and modified the presentation to exclude it from Flex revenue and Flex gross profit. Prior periods have been adjusted to align with the current presentation.
The following table presents certain items in our Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue for the years ended:

	December 31,
	2018	2017	2016
Revenue by segment:
Tech	69.8%	66.8%	66.9%
FA	22.1	25.5	25.6
GS	8.1	7.7	7.5
Total Revenue	100.0%	100.0%	100.0%
Revenue by type:
Flex	95.6%	95.6%	95.0%
Direct Hire	3.2	3.5	3.8
Product	1.2	0.9	1.2
Total Revenue	100.0%	100.0%	100.0%
Gross profit	29.5%	30.0%	31.0%
Selling, general and administrative expenses	23.2%	24.4%	25.8%
Depreciation and amortization	0.6%	0.6%	0.7%
Income from operations	5.8%	5.1%	4.5%
Income before income taxes	5.4%	4.7%	4.2%
Net income	4.1%	2.5%	2.5%

Revenue. The following table presents revenue by type for each segment and percentage change from the prior period for the years ended December 31 (in thousands):

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Tech
Flex revenue	$971,310	9.4%	$887,675	2.8%	$863,434
Direct Hire revenue	18,779	(5.3)%	19,836	(1.0)%	20,043
Total Tech revenue	$990,089	9.1%	$907,511	2.7%	$883,477
FA
Flex revenue	$286,939	(9.9)%	$318,294	3.6%	$307,245
Direct Hire revenue	26,909	(3.3)%	27,841	(8.3)%	30,356
Total FA revenue	$313,848	(9.3)%	$346,135	2.5%	$337,601
GS
Flex revenue	$98,214	6.5%	$92,241	11.9%	$82,427
Product revenue	16,202	34.4%	12,053	(25.6)%	16,201
Total GS revenue	$114,416	9.7%	$104,294	5.7%	$98,628

Total Flex revenue	$1,356,463	4.5%	$1,298,210	3.6%	$1,253,106
Total Direct Hire revenue	45,688	(4.2)%	47,677	(5.4)%	50,399
Total Product revenue	16,202	34.4%	12,053	(25.6)%	16,201
Total Revenue	$1,418,353	4.4%	$1,357,940	2.9%	$1,319,706
Our quarterly operating results are affected by the number of billing days in a quarter. The following quarterly information presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters (in thousands, except Billing Days):

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q4 2018	Q3 2018	Q2 2018	Q1 2018	Q4 2017
Billing days	62	63	64	64	61
Tech Flex	9.0%	10.3%	9.8%	6.7%	5.4%
FA Flex	(11.7)%	(11.8)%	(9.4)%	(7.9)%	0.3%
GS Flex	(13.3)%	(0.6)%	18.2%	24.5%	27.9%
Total Flex	2.3%	4.2%	5.6%	4.2%	5.5%
Total Firm	2.8%	4.2%	5.4%	3.7%	5.1%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment and billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our largest segment, Tech, increased 9.4% during the year ended December 31, 2018 as compared to 2017 and increased 2.8% in 2017 from 2016. We believe the secular drivers of technology spend remain intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. Our belief in the strength in the demand environment within Tech Flex has not changed; thus, we expected continued growth in 2019 in this segment.
Our FA segment experienced a decrease in Flex revenue of 9.9% during the year ended December 31, 2018 as compared to 2017 and increased 3.6% in 2017 from 2016. The year-over-year decrease in 2018 from 2017 was primarily due to reduced volume of lower bill rate assignments as we begin to shift our focus towards higher skillset opportunities. In 2019, we expect FA Flex revenue to remain stable or slightly decrease year-over-year.

Our GS segment experienced an increase in Flex revenue of 6.5% during the year ended December 31, 2018 as compared to 2017 and increased 11.9% in 2017 from 2016. The year-over-year increase in 2018 from 2017 was powered by high growth in the first half of 2018, primarily a result of two new prime contract wins secured in the third quarter of 2017. Flex revenue for GS was lower than our expectations in the second half of 2018 due to anticipated new business awards not materializing as quickly as anticipated and billable headcount attrition on lower margin contracts. In October 2018, GS was awarded a subcontract having an estimated contract value of $150 million to $200 million. In November 2018, the award to the prime contractor was protested by two unsuccessful bidders. On February 21, 2019, we received notification that the protest was sustained and, as such, are working with the prime contractor to determine appropriate next steps. We expect revenues in our GS segment to grow in 2019 on a year-over-year basis.
As the GS segment primarily provides integrated business solutions as compared to staffing services, key drivers for the change in Flex revenue and Flex hours are not presented in the tables below.
The following table presents the key drivers for the change in Flex revenue for our Tech and FA segments over the prior period (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2018 vs. 2017		2017 vs. 2016
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$18,284	$(44,912)	$9,710	$3,915
Bill rate	62,036	13,298	14,563	7,053
Billable expenses	3,315	259	(32)	81
Total change in Flex revenue	$83,635	$(31,355)	$24,241	$11,049
These key drivers were impacted by the sale of Global’s assets, which occurred in the third quarter of 2017. During 2017, Global contributed approximately 4% of the total hours billed but only 1% of the revenue for Tech Flex. The volume previously contributed by Global has been replaced by organic growth in the remainder of our portfolio at significantly higher bill rates.
The following table presents total Flex hours billed for our Tech and FA segments and percentage change over the prior period for the years ended December 31 (in thousands):

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Tech	13,145	2.1%	12,878	1.1%	12,735
FA	8,241	(14.1)%	9,595	1.3%	9,474
Total Flex hours billed	21,386	(4.8)%	22,473	1.2%	22,209
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee. Our GS segment does not make permanent placements.
Direct Hire revenue decreased 4.2% during the year ended December 31, 2018 as compared to 2017 and decreased 5.4% in 2017 from 2016. These decreases are primarily the result of management’s strategy to make selective investments only where client needs exist.
The following table presents the key drivers for the change in Direct Hire revenue over the prior period (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2018 vs. 2017		2017 vs. 2016
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$(1,743)	$(3,280)	$(861)	$(2,118)
Placement fee	686	2,348	654	(397)
Total change in Direct Hire revenue	$(1,057)	$(932)	$(207)	$(2,515)

The following table presents the total number of placements for our Tech and FA segments and percentage change over the prior period for the years ended December 31:

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Tech	1,039	(8.8)%	1,139	(4.4)%	1,191
FA	2,077	(11.8)%	2,355	(7.0)%	2,531
Total number of placements	3,116	(10.8)%	3,494	(6.1)%	3,722
The following table presents the average fee per placement for our Tech and FA segments and percentage change over the prior period for the years ended December 31:

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Tech	$18,070	3.8%	$17,410	3.4%	$16,836
FA	$12,957	9.6%	$11,826	(1.4)%	$11,994
Total average placement fee	$14,662	7.4%	$13,646	0.8%	$13,543
Gross Profit. Gross profit is determined by deducting direct costs (primarily consultant compensation, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from total revenue. In addition, there are no consultant payroll costs associated with Direct Hire placements; thus, all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) for each segment and percentage change over the prior period for the years ended December 31:

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Tech	28.0%	(1.1)%	28.3%	(2.4)%	29.0%
FA	34.8%	1.8%	34.2%	(4.2)%	35.7%
GS	28.1%	(9.6)%	31.1%	(4.6)%	32.6%
Total gross profit percentage	29.5%	(1.7)%	30.0%	(3.2)%	31.0%
Total gross profit percentage decreased 50 basis points for the year ended December 31, 2018 as compared to 2017.

•	The 30 basis point decrease for Tech was due to a lower mix of Direct Hire revenue and a slight decline in Flex gross profit percentage.

•	The 60 basis point increase for FA was due to a higher mix of Direct Hire revenue and a slight increase in Flex gross profit percentage.

•	The 300 basis point decrease for GS was due to a large decrease in Flex gross profit, offset by a higher mix of Product revenue to Flex revenue.
The change in total gross profit percentage for 2017 as compared to 2016 was primarily the result of a lower mix of Direct Hire revenues to total revenues as well as declines in our Flex gross profit percentage.
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
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the years ended December 31:

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Tech	26.6%	(0.4)%	26.7%	(2.2)%	27.3%
FA	28.6%	0.4%	28.5%	(3.1)%	29.4%
GS	22.7%	(15.9)%	27.0%	2.7%	26.3%
Total Flex gross profit percentage	26.8%	(1.5)%	27.2%	(1.8)%	27.7%

The 40 basis point decrease in Flex gross profit percentage for the year ended December 31, 2018 as compared to 2017 was primarily driven by the decrease for GS. Tech and FA remained fairly stable year-over-year. GS Flex gross profit margin decreased 430 basis points primarily due to compression in bill and pay spreads as well as higher benefit costs. GS business is operating in a cost competitive environment and, as such, has experienced reduced profitability in certain of its more recently awarded contracts.
The decrease in Flex gross profit percentage of 50 basis points in 2017 from 2016 was due primarily to compression in the spread between our consultants’ bill rates and pay rates and higher health insurance and other benefit costs, as well as the impact of Hurricanes Harvey and Irma.
The following table presents the key drivers for the change in Flex gross profit for our Tech and FA segments over the prior period (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2018 vs. 2017		2017 vs. 2016
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$22,356	$(8,929)	$6,620	$3,244
Bill rate	(1,029)	481	(5,137)	(2,801)
Total change in Flex gross profit	$21,327	$(8,448)	$1,483	$443
Kforce continues to focus on training our revenue-generating associates on effective pricing and optimizing the spread between bill rates and pay rates. We believe this will serve to obtain the optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.5%, 84.8%, and 84.0% of SG&A for the years ended December 31, 2018, 2017 and 2016, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.
The following table presents certain components of SG&A as a percentage of total revenue for the years ended December 31 (in thousands):

	2018	% of Revenue	2017	% of Revenue	2016	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$274,767	19.4%	$280,721	20.7%	$286,261	21.7%
Other (1)	54,359	3.8%	50,451	3.7%	54,481	4.1%
Total SG&A	$329,126	23.2%	$331,172	24.4%	$340,742	25.8%
(1) Includes items such as bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 120 basis points in 2018 compared to 2017, primarily driven by increased leverage as a result of enhancements to our performance-based compensation plans; improved associate productivity; lower revenue-generating headcount; reduced costs as a result of previous realignment activities; and a continued focus on expense discipline. Additionally, during 2017, Kforce recorded a $3.3 million gain on the sale of Global’s assets, which was partially offset by a $1.0 million disaster relief contribution to support recovery efforts related to Hurricanes Harvey and Irma.
SG&A as a percentage of revenue decreased 140 basis points in 2017 compared to 2016, which was driven primarily by $6.0 million in severance costs recognized in 2016 related to realignment activities, improving associate productivity levels in 2017, and overall continued discipline in areas of travel and office related expenses. These benefits were partially offset by an increase in information technology investments.

Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31 (in thousands):

	2018	Increase (Decrease)	2017	Increase (Decrease)	2016
Fixed asset depreciation (includes capital leases)	$6,303	(9.2)%	$6,939	4.2%	$6,660
Capitalized software amortization	1,183	21.8%	971	(32.9)%	1,448
Intangible asset amortization	345	—%	345	(41.8)%	593
Total Depreciation and amortization	$7,831	(5.1)%	$8,255	(5.1)%	$8,701
Other Expense, Net. Other expense, net was $4.5 million in 2018, $4.5 million in 2017 and $3.1 million in 2016, and consisted primarily of interest expense related to outstanding borrowings under our credit facility.
Income Tax Expense. Income tax expense as a percentage of income before income taxes (our “effective tax rate”) for the year ended December 31, 2018, was 24.9%. Our effective tax rate for 2018 was positively impacted by the TCJA. For the year ended December 31, 2017, our effective tax rate was 48.1%, which was unfavorably impacted by the revaluation of our net deferred tax assets as a result of the TCJA. For the year ended December 31, 2016, our effective tax rate was 41.4%, which was unfavorably impacted by certain one-time non-cash adjustments.
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
Therefore, we believe it is important to view free cash flow as a complement to our Consolidated Statements of Cash Flows. The following table presents Free Cash Flow (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income	$57,980	$33,285	$32,773
Non-cash provisions and other	22,643	29,134	21,093
Changes in operating assets/liabilities	7,100	(33,080)	(14,043)
Net cash provided by operating activities	87,723	29,339	39,823
Capital expenditures	(5,170)	(5,846)	(12,420)
Free cash flow	82,553	23,493	27,403
Proceeds from sale of Global's assets	1,000	1,000	—
Change in debt	(44,723)	4,976	31,075
Repurchases of common stock	(22,187)	(14,622)	(46,013)
Cash dividends	(14,871)	(12,144)	(12,447)
Other	(2,039)	(3,806)	(33)
Change in cash and cash equivalents	$(267)	$(1,103)	$(15)

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
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net income	$57,980	$33,285	$32,773
Depreciation and amortization	8,265	8,508	8,796
Stock-based compensation expense	8,797	7,600	6,705
Interest expense, net	4,455	5,039	3,050
Income tax expense	19,173	30,809	23,182
Adjusted EBITDA	$98,670	$85,241	$74,506
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our Credit Facility. At December 31, 2018, Kforce had $158.1 million in working capital compared to $161.7 million at December 31, 2017.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cash provided by (used in):
Operating activities	$87,723	$29,339	$39,823
Investing activities	(4,170)	(4,846)	(12,420)
Financing activities	(83,820)	(25,596)	(27,418)
Change in cash and cash equivalents	$(267)	$(1,103)	$(15)

Operating Activities
Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our consultant and associate compensation. When comparing cash flows from operating activities, the increase in cash provided by operating activities during the year ended December 31, 2018, as compared to 2017 was primarily due to increased levels of profitability and improved collections of our accounts receivable as well as $11.0 million related to the decreased effective tax rate as a result of the enactment of the TCJA and the receipt of a $6.8 million income tax refund. The decrease in cash provided by operating activities during the year ended December 31, 2017 as compared to 2016 was primarily due to an increase in accounts receivable, which was primarily driven by the revenue growth in our business, the timing of collections and continued pressure from certain larger clients for extended payment terms.
Investing Activities
Capital expenditures for the years ended December 31, 2018, 2017 and 2016, which exclude equipment acquired under capital leases, were $5.2 million, $5.8 million and $12.4 million, respectively. We continually review our portfolio of businesses and their operations in comparison to our internal strategic and performance objectives. As part of this review, we may acquire other businesses and further invest in, fully divest and/or sell parts of our current businesses.
Financing Activities
The increase in cash used for financing activities in 2018 compared to 2017 was primarily driven by a reduction in our Credit Facility balance as well as an increase in cash used for common stock repurchases and dividends.
The decrease in cash used for financing activities in 2017 as compared to 2016 was primarily due to a reduction in our Credit Facility balance, offset by fewer common stock repurchases in 2017 than 2016.
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31 (in thousands):

	2018	2017	2016
Open market repurchases	$16,069	$12,276	$44,109
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	6,118	2,346	1,904
Total cash flow impact of common stock repurchases	$22,187	$14,622	$46,013

Cash paid in current year for settlement of prior year repurchases	$3,323	$935	$1,012
During the years ended December 31, 2018, 2017 and 2016, Kforce declared and paid dividends of $14.9 million ($0.60 per share), $12.1 million ($0.48 per share), and $12.4 million ($0.48 per share), respectively. During the year ended December 31, 2018, the Board approved a 50% increase to our quarterly dividend, bringing the payout to $0.18 per share in the second half of 2018, as compared to a quarterly dividend of $0.12 per share for the first half of 2018. During the years ended December 31, 2017 and 2016, Kforce declared and paid a quarterly dividend of $0.12 per share for all shares outstanding. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, cash flow from operations and available borrowings under our Credit Facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, a material deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity, as well as the ability of our lenders to fund borrowings.
Actual results could also differ materially from those indicated as a result of a number of factors, including the use of currently available resources for potential acquisitions and additional stock repurchases.

Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (the “Commitment”), which is available to the Firm in the form of revolving credit loans, swingline loans and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated executed collateral. As of December 31, 2018, $71.8 million was outstanding and $225.0 million was available, subject to the covenants described below and as of December 31, 2017, $116.5 million was outstanding.
The Firm is subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if: (a) the total leverage ratio is greater than 2.75 to 1.00; and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. At December 31, 2018, Kforce was not limited in making distributions and executing repurchases of our equity securities. Refer to Note 10 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our credit facility.
Kforce entered into a forward-starting interest rate swap agreement (the “Swap”) to mitigate the risk of rising interest rates and the Swap has been designated as a cash flow hedge. As of December 31, 2018 and 2017, the fair value of the Swap asset was $0.9 million and $0.5 million, respectively. Refer to Note 11 - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of our interest rate swap.
Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31 (in thousands):

	2018 (1)		2017
	Shares	$	Shares	$
Open market repurchases	553	$15,727	526	$12,239

(1)	On October 26, 2018, our Board approved an increase in our stock repurchase authorization bringing the then available authorization to $100.0 million.
As of December 31, 2018 and 2017, $92.9 million and $38.5 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2018, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.8 million, and for facility lease deposits totaling $0.3 million. Aside from certain obligations more fully described in the Contractual Obligations and Commitments section below, we do not have any additional off-balance sheet arrangements that have had, or are expected to have, a material effect on our consolidated financial statements.

Contractual Obligations and Commitments
The following table presents our expected future contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Credit facility (1)	$80,699	$2,380	$5,187	$73,132	$—
Operating lease obligations	21,988	6,994	9,908	3,887	1,199
Capital lease obligations	944	764	177	3	—
Purchase obligations (2)	16,293	10,619	5,393	281	—
Notes and interest payable (3)	2,211	1,005	1,206	—	—
Deferred compensation plans liability (4)	30,706	1,791	4,827	4,016	20,072
Supplemental Executive Retirement Plan (5)	17,760	—	13,351	—	4,409
Liability for unrecognized tax positions (6)	—	—	—	—	—
Total	$170,601	$23,553	$40,049	$81,319	$25,680

(1)
Our credit facility matures May 25, 2022. Our weighted average interest rate as of December 31, 2018 was utilized to forecast the expected future interest rate payments. These payments are inherently uncertain due to fluctuations in interest rates and outstanding borrowings that will occur over the remaining term of the credit facility.

(2)	Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms.

(3)
Our notes payable as of December 31, 2018 are classified in Other current liabilities if payable within the next year or in Long-term debt - other if payable after the next year in the accompanying Consolidated Balance Sheets. The interest rate on the notes range from 2.58% to 2.80% and expire between November 2020 and October 2021.

(4)
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

(5)
There is no funding requirement associated with our Supplemental Executive Retirement Plan (“SERP”) and, as a result, no contributions have been made through the year ended December 31, 2018. Kforce does not currently anticipate funding our SERP during 2019. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2018, in the table above.

(6)
Kforce’s liability for unrecognized tax positions as of December 31, 2018 was $0.9 million. This balance has been excluded from the table above due to the significant uncertainty with respect to the timing and amount of settlement, if any.

Kforce has no material unrecorded commitments, losses, contingencies or guarantees associated with any related parties or unconsolidated entities.
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are discussed in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report. Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have not made any material changes in our accounting methodologies used from the prior years.

Allowance for Doubtful Accounts
Management performs an ongoing analysis of factors in establishing its allowance for doubtful accounts including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy.
Accounting for Income Taxes
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.
We are also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates all positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.
Refer to Note 5 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the components of Kforce’s income tax expense, as well as the temporary differences that exist as of December 31, 2018.
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
Defined Benefit Pension Plan
The SERP is a defined benefit pension plan that benefits certain named executive officers. The SERP was not funded as of December 31, 2018 or 2017. When estimating the obligation for our pension benefit plan, management is required to make certain assumptions and to apply judgment with respect to determining an appropriate discount rate, bonus percentage assumptions and expected effect of future compensation increases for the participants in the plan.
Refer to Note 9 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the terms of this plan.
Goodwill Impairment
Goodwill is tested at the reporting unit level which is generally an operating segment, or one level below the operating segment level, where a business operates and for which discrete financial information is available and reviewed by segment management. We evaluate goodwill for impairment annually or more frequently whenever events or circumstances indicate that the fair value of a reporting unit is below its carrying value. We monitor the existence of potential impairment indicators throughout the year. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.
When performing a quantitative assessment, we determine the fair value of our reporting units using widely accepted valuation techniques, including the discounted cash flow, guideline transaction and guideline company methods. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. When performing a qualitative assessment, we assess qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount.
For all of our segments (Tech, FA and GS) reporting units, Kforce assessed the qualitative factors of each reporting unit to determine if it was more likely than not that the fair value of the reporting unit was less than its carrying amount. Based on the qualitative assessments, management determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values. A deterioration in any of the assumptions could result in an impairment charge in the future.
See Note 6 – “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the valuation methodologies employed.

NEW ACCOUNTING STANDARDS
Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a discussion of new accounting standards.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In addition to the inherent operational risks, Kforce is exposed to certain market risks, primarily related to changes in interest rates.
As of December 31, 2018, we had $71.8 million outstanding under our credit facility. Refer to Note 10 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for further details on our credit facility. A hypothetical 10% increase in interest rates on variable debt in effect at December 31, 2018 would have an increase to annual interest expense of less than $0.2 million.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Kforce Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited Kforce’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
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
February 22, 2019

We have served as Kforce’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Revenue	$1,418,353	$1,357,940	$1,319,706
Direct costs	999,745	949,884	911,207
Gross profit	418,608	408,056	408,499
Selling, general and administrative expenses	329,126	331,172	340,742
Depreciation and amortization	7,831	8,255	8,701
Income from operations	81,651	68,629	59,056
Other expense, net	4,498	4,535	3,101
Income before income taxes	77,153	64,094	55,955
Income tax expense	19,173	30,809	23,182
Net income	57,980	33,285	32,773
Other comprehensive income (loss):
Defined benefit pension plans, net of tax	881	(373)	(134)
Change in fair value of interest rate swap, net of tax	315	289	—
Comprehensive income	$59,176	$33,201	$32,639

Earnings per share – basic	$2.34	$1.32	$1.26
Earnings per share – diluted	$2.30	$1.30	$1.25

Weighted average shares outstanding – basic	24,738	25,222	26,099
Weighted average shares outstanding – diluted	25,251	25,586	26,274

Dividends declared per share	$0.60	$0.48	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$112	$379
Trade receivables, net of allowances of $2,800 and $2,333, respectively	234,895	225,865
Income tax refund receivable	319	7,116
Prepaid expenses and other current assets	13,136	12,085
Total current assets	248,462	245,445
Fixed assets, net	35,818	39,680
Other assets, net	36,957	38,598
Deferred tax assets, net	9,751	11,316
Intangible assets, net	2,952	3,297
Goodwill	45,968	45,968
Total assets	$379,908	$384,304
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$38,606	$34,873
Accrued payroll costs	45,262	46,886
Other current liabilities	1,632	1,960
Income taxes payable	4,858	—
Total current liabilities	90,358	83,719
Long-term debt – credit facility	71,800	116,523
Long-term debt – other	1,359	2,597
Other long-term liabilities	48,060	47,188
Total liabilities	211,577	250,027
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,856 and 71,494 issued and outstanding, respectively	719	715
Additional paid-in capital	447,337	437,394
Accumulated other comprehensive income	1,296	100
Retained earnings	237,308	195,143
Treasury stock, at cost; 45,822 and 45,167 shares, respectively	(518,329)	(499,075)
Total stockholders’ equity	168,331	134,277
Total liabilities and stockholders’ equity	$379,908	$384,304
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2015	70,558	$705	$420,276	$318	$155,096	42,130	$(436,768)	$139,627
Net income	—	—	—	—	32,773	—	—	32,773
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	695	8	447	—	(455)	—	—	—
Exercise of stock options	15	—	172	—	—	3	(63)	109
Stock-based compensation expense	—	—	6,705	—	—	—	—	6,705
Income tax benefit from stock-based compensation	—	—	307	—	—	—	—	307
Employee stock purchase plan	—	—	305	—	—	(34)	364	669
Dividends ($0.48 per share)	—	—	—	—	(12,447)	—	—	(12,447)
Defined benefit pension plans, net of tax benefit of $89	—	—	—	(134)	—	—	—	(134)
Repurchases of common stock	—	—	—	—	—	2,370	(45,873)	(45,873)
Balance, December 31, 2016	71,268	713	428,212	184	174,967	44,469	(482,340)	121,736
Net income	—	—	—	—	33,285	—	—	33,285
Cumulative effect of new accounting standard (Note 13)	—	—	769	—	(469)	—	—	300
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	221	2	494	—	(496)	—	—	—
Exercise of stock options	5	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	7,600	—	—	—	—	7,600
Employee stock purchase plan	—	—	247	—	—	(25)	275	522
Dividends ($0.48 per share)	—	—	—	—	(12,144)	—	—	(12,144)
Defined benefit pension plans, net of tax benefit of $207	—	—	—	(373)	—	—	—	(373)
Change in fair value of interest rate swap, net of tax of $189	—	—	—	289	—	—	—	289
Repurchases of common stock	—	—	—	—	—	723	(17,010)	(17,010)
Balance, December 31, 2017	71,494	715	437,394	100	195,143	45,167	(499,075)	134,277

Balance, December 31, 2017	$71,494	715	$437,394	$100	$195,143	45,167	$(499,075)	$134,277
Net income	—	—	—	—	57,980	—	—	57,980
Cumulative effect of new accounting standard (Note 1), net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	357	4	762	—	(766)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	8,797	—	—	—	—	8,797
Employee stock purchase plan	—	—	338	—	—	(19)	211	549
Dividends ($0.60 per share)	—	—	—	—	(14,870)	—	—	(14,870)
Defined benefit pension plan, net of tax of $314				881				881
Change in fair value of interest rate swap, net of tax of $107	—	—	—	315	—	—	—	315
Repurchases of common stock	—	—	—	—	—	673	(19,419)	(19,419)
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$57,980	$33,285	$32,773
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	989	12,243	2,007
Provision for bad debt	1,820	1,031	976
Depreciation and amortization	8,265	8,508	8,796
Stock-based compensation expense	8,797	7,600	6,705
Defined benefit pension plans expense	1,821	937	1,733
Loss on deferred compensation plan investments, net	563	510	597
Gain on sale of Global's assets	—	(3,148)	—
Other	388	1,453	279
(Increase) decrease in operating assets
Trade receivables, net	(10,851)	(20,535)	(8,403)
Income tax refund receivable	6,797	(6,944)	354
Prepaid expenses and other current assets	(2,050)	(1,471)	(1,631)
Other assets, net	994	(556)	(495)
Increase (decrease) in operating liabilities
Accounts payable and other accrued liabilities	3,932	(1,537)	(1,920)
Accrued payroll costs	1,350	1,954	(1,320)
Income taxes payable	4,858	(221)	(489)
Other long-term liabilities	2,070	(3,770)	(139)
Cash provided by operating activities	87,723	29,339	39,823
Cash flows from investing activities:
Capital expenditures	(5,170)	(5,846)	(12,420)
Proceeds from sale of Global's assets	1,000	1,000	—
Cash used in investing activities	(4,170)	(4,846)	(12,420)
Cash flows from financing activities:
Proceeds from credit facility	450,400	1,038,593	937,083
Payments on credit facility	(495,123)	(1,033,617)	(906,008)
Payments on other financing arrangements	(2,039)	(2,148)	(1,830)
Repurchases of common stock	(22,187)	(14,622)	(46,013)
Cash dividends	(14,871)	(12,144)	(12,447)
Payments of loan financing fees	—	(1,730)	(158)
Proceeds from exercise of stock options, net of shares tendered in payment of exercise	—	72	172
Proceeds from other financing arrangements	—	—	1,783
Cash used in financing activities	(83,820)	(25,596)	(27,418)
Change in cash and cash equivalents	(267)	(1,103)	(15)
Cash and cash equivalents at beginning of year	379	1,482	1,497
Cash and cash equivalents at end of year	$112	$379	$1,482
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with GAAP and the rules of the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. References in this document to “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts; income taxes; self-insured liabilities for workers’ compensation and health insurance; obligations for pension plans and goodwill and any related impairment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
Flex Revenue
Flex revenue is recognized over time as temporary staffing services are provided by our consultants at the contractually established bill rates, net of applicable variable consideration. Reimbursements of travel and out-of-pocket expenses ("billable expenses") are also recorded within Flex revenue when incurred and the equivalent amount of expense is recorded in Direct costs in the Consolidated Statements of Operations and Comprehensive Income.
Certain temporary staffing services are provided under time-and-material and fixed-price arrangements. For time-and-materials contracts, we recognize revenue in the amount of consideration to which we have the right to invoice when it corresponds directly to the services transferred to the customer satisfied over time. For fixed-price contracts, which are most frequently utilized in our GS segment, revenue is recognized over time using the input method based on costs incurred as a proportion of estimated total costs. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Management uses significant judgments when estimating the total labor hours expected to complete the contract performance obligation.
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
Product Revenue
Revenue for our product business, which accounts for approximately 1% of total revenue for each of the years ended December 31, 2018, 2017 and 2016, is recognized after the transfer of control to the customer, which typically occurs upon delivery.

Variable Consideration
Transaction prices for Flex revenue include variable consideration, such as customer rebates and discounts. Management evaluates the facts and circumstances of each contract to estimate the variable consideration using the most likely amount method which utilizes management’s expectation of the volume of services to be provided over the applicable period. Direct Hire revenue is recorded net of a fallout reserve. Direct Hire fallouts occur when a candidate does not remain employed with the client through the respective contingency period (typically 90 days or less). Management uses the expected value method to estimate the fallout reserve based on a combination of past experience and current trends. Variable consideration reduces revenue, but may be constrained to the extent that it is probable a significant reversal will not occur. These balances are recorded in Accounts payable and other accrued liabilities in the Consolidated Balance Sheets.
Under Topic 605, the Direct Hire fallout reserve was recorded as a Trade receivables allowance and under Topic 606, it is recorded within Accounts payable and other accrued liabilities in the Consolidated Balance Sheets. As of December 31, 2018 and 2017, the Direct Hire fallout reserve was $0.6 million and $0.5 million, respectively.
Payment Terms
Our payment terms and conditions vary by arrangement, although terms are typically less than 90 days. Generally, the timing between the satisfaction of the performance obligation and the payment is not significant and we do not currently have any significant financing components.
Unsatisfied Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts if either the original expected length is one year or less or if revenue is recognized at the amount to which we have the right to invoice for services performed.
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional. Other than our trade receivable balance, we do not have any material contract assets as of January 1, 2018 and December 31, 2018.
We record a contract liability when we receive consideration from a customer prior to transferring goods or services to the customer or if we have an unconditional right and services have been performed. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. We do not have any material contract liabilities as of January 1, 2018 and December 31, 2018.
Cost of Services
Direct costs are composed of all related costs of employment for consultants, including compensation, payroll taxes, certain fringe benefits and subcontractor costs. Direct costs exclude depreciation and amortization expense (except for the product business), which is presented on a separate line in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Associate and field management compensation, payroll taxes and fringe benefits are included in selling, general and administrative expenses (“SG&A”), along with other customary costs such as administrative and corporate costs.
Commissions
Our associates make placements and earn commissions as a percentage of gross profit for Flex or Direct Hire revenues pursuant to a commission plan. The amount of associate commissions paid increases as volume increases. Commissions are accrued at an amount equal to the percent of total expected commissions payable to total revenue or gross profit for the commission-plan period, as applicable. We generally expense sales commissions and any other incremental costs of obtaining a contract as incurred because the amortization period is typically less than one year.
Stock-Based Compensation
Stock-based compensation is measured using the grant-date fair value of the award of equity instruments. The expense is recognized over the requisite service period. Effective January 1, 2017, the Firm changed its accounting policy regarding forfeitures and elected to recognize as incurred.

Income Taxes
Income taxes are recorded using the asset and liability approach for deferred tax assets and liabilities and the expected future tax consequences of differences between carrying amounts and the tax basis of assets and liabilities. A valuation allowance is recorded unless it is more likely than not that the deferred tax asset can be utilized to offset future taxes. Effective January 1, 2017, excess tax benefits or deficiencies of deductions attributable to employees’ vesting of restricted stock are reflected in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Management evaluates tax positions taken or expected to be taken in our tax returns and records a liability for uncertain tax positions. We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Cash and Cash Equivalents
All highly liquid investments with original maturity dates of three months or less at the time of purchase are classified as cash equivalents. Cash and cash equivalents consist of cash on hand with banks, either in commercial accounts or overnight interest-bearing money market accounts and at times may exceed federally insured limits. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments.
Trade Receivables and Related Reserves
Trade receivables are recorded net of allowance for doubtful accounts. The allowance for doubtful accounts is determined based on factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off after all reasonable collection efforts have been exhausted. Trade accounts receivable reserves as a percentage of gross trade receivables was 1.0% at December 31, 2018 and 2017.
Fixed Assets
Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the terms of the related leases. Upon sale or disposition of our fixed assets, the cost and accumulated depreciation are removed and any resulting gain or loss, net of proceeds, is reflected within SG&A in the Consolidated Statements of Operations and Comprehensive Income.
Leases
Leases for our field offices, which are located throughout the U.S., range from three to seven-year terms, although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year.
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

Goodwill and Other Intangible Assets
Goodwill
Management has determined that the reporting units for the goodwill analysis is consistent with our reporting segments. We evaluate goodwill for impairment either through a qualitative or quantitative approach annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If we perform a quantitative assessment that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. Kforce determines the fair market value of each reporting unit based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches under both the guideline company method and guideline transaction method (collectively, the “market approach”). Fair market value using the income approach is based on estimated future cash flows on a discounted basis. The market approach compares each reporting unit to other comparable companies based on valuation multiples derived from operational and transactional data to arrive at a fair value. Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies, and market multiples. Changes in economic and operating conditions or changes in Kforce’s business strategies that occur after the annual impairment analysis may impact these assumptions and result in a future goodwill impairment charge, which could be material to our consolidated financial statements.
Other Intangible Assets
Identifiable intangible assets arising from certain of Kforce’s acquisitions include non-compete and employment agreements, contractual relationships, client contracts, technology, and GS’s Data Confidence trademark. Our trade names and trademarks, and derivatives thereof, including GS’s Data Confidence trademark, are important to our business and are registered with the U.S. Patent and Trademark Office.
For definite-lived intangible assets, amortization is computed using the straight-line method over the period of expected benefit, which ranges from one to fifteen years. The impairment evaluation for indefinite-lived intangible assets is conducted on an annual basis or more frequently if events or changes in circumstances indicate that an asset may be impaired.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If an analysis indicates the carrying amount of these long-lived assets exceeds the fair value, an impairment loss is recognized to reduce the carrying amount to its fair market value, as determined based on the present value of projected future cash flows.
Capitalized Software
Kforce purchases, develops and implements software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are classified as Other assets, net in the accompanying Consolidated Balance Sheets. Amortization is computed using the straight-line method over the estimated useful lives of the software, which range from one to seven years.
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
Management estimates its workers’ compensation liability based upon historical claims experience, actuarially determined loss development factors, and qualitative considerations such as claims management activities.
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

Defined Benefit Pension Plan
The unfunded status of its defined benefit pension plan is recorded as a liability in its Consolidated Balance Sheets. Because our plan is unfunded as of December 31, 2018, actuarial gains and losses may arise as a result of the actuarial experience of the plan, as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. The net after-tax impact of unrecognized actuarial gains and losses related to our defined benefit pension plan is recorded in Accumulated other comprehensive income (loss) in our consolidated financial statements.
Amortization of a net unrecognized gain or loss in accumulated other comprehensive income (loss) is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10% of the projected benefit obligation. If amortization is required, the minimum amortization shall be that excess divided by the average remaining service period of active plan participants. The interest cost component of the net periodic benefit cost is included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Income.
Earnings per Share
Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per share is computed by dividing net income by diluted WASO. Diluted WASO includes the dilutive effect of unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.
For the years ended December 31, 2018, 2017 and 2016, there were 513 thousand, 364 thousand, and 175 thousand common stock equivalents, respectively, included in the diluted WASO. For the years ended December 31, 2018, 2017 and 2016, there were nil, 527 thousand and 32 thousand, respectively, of anti-dilutive common stock equivalents.
Treasury Stock
The Board may authorize share repurchases of our common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes, including issuances under the 2009 Employee Stock Purchase Plan. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
Derivative Instrument
Our interest rate swap derivative instrument has been designated as a cash flow hedge and is recorded at fair value on the Consolidated Balance Sheets. The effective portion of the gain or loss on the derivative instrument is recorded as a component of Accumulated other comprehensive income (loss), net of tax, and reclassified into earnings when the hedged item affects earnings and into the line item of the hedged item. Any ineffective portion of the gain or loss is recognized immediately into Other expense, net on the Consolidated Statements of Operations and Comprehensive Income. Cash flows from the derivative instrument are classified in the Consolidated Statements of Cash Flows in the same category as the hedged item.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy uses a framework which requires categorizing assets and liabilities into one of three levels based on the inputs used in valuing the asset or liability.

•	Level 1 inputs are unadjusted, quoted market prices in active markets for identical assets or liabilities.
•
Level 2 inputs are observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 inputs include unobservable inputs that are supported by little, infrequent or no market activity and reflect management’s own assumptions about inputs used in pricing the asset or liability.
Level 1 provides the most reliable measure of fair value, while Level 3 generally requires significant management judgment. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Fair value measurements include, but are not limited to: the impairment testing of goodwill, other intangible assets and other long-lived assets; stock-based compensation; the interest rate swap and contingent consideration liability. The carrying values of cash and cash equivalents, trade receivables, other current assets and accounts payable and other accrued liabilities approximate fair value because of the short-term nature of these instruments. Using available market information and appropriate valuation methodologies, Management has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.

New Accounting Standards
Recently Adopted Accounting Standards
In May 2014, the FASB issued authoritative guidance regarding revenue from contracts with customers, which specifies that revenue should be recognized when control of the promised goods or services is transferred to our customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. Topic 606 is effective for annual and interim reporting periods beginning after December 15, 2017. We adopted Topic 606 using the modified retrospective transition method for all contracts that were not completed as of January 1, 2018. The cumulative impact of adopting Topic 606 was recorded as a reduction to the opening balance of retained earnings of $0.2 million, net of tax, as of January 1, 2018 with the offset recorded as a contract liability. The adjustment is related to a change in the revenue recognition pattern for the performance obligations under certain GS contracts including standard warranty revenues related to our product business and a contract that provides our customer with a material right to a future discount. As of and for the year ended December 31, 2018, the consolidated financial statements were not materially impacted as a result of the application of Topic 606 compared to Topic 605. The comparative information continues to be reported under the accounting standards in effect for the period presented.
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued authoritative guidance regarding customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and defer these costs over the noncancelable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised. This amendment also requires entities to present cash flows, capitalized costs and amortization expense in the same financial statement line items as the service costs incurred for such hosting arrangements. The guidance is effective for fiscal periods beginning after December 15, 2019 with retrospective application or prospective to all implementation costs incurred after the date of adoption. We plan to early adopt this standard in the first quarter of 2019 and expect certain presentation changes, which are not expected to be material to the consolidated financial statements.
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirement for defined benefit plans including additions and deletions to certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance is effective for fiscal periods beginning after December 15, 2020. The adoption of this guidance will modify our disclosures and is not expected to have a material effect on our consolidated financial statements.
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirements for fair value measurement. The amendments on changes in unrealized gains and losses, the weighted average and range of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The guidance is effective for fiscal periods beginning after December 15, 2019. The adoption of this guidance will modify our disclosures and is not expected to have a material effect on our consolidated financial statements.
In February 2018, the FASB issued authoritative guidance regarding the reclassification of certain stranded tax effects from accumulated other comprehensive income to retained earnings as a result of the change in tax rates related to the Tax Cuts and Jobs Act. The guidance is effective for fiscal periods beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively. Kforce will adopt this standard using the period of adoption method with an adjustment of approximately $168 thousand to retained earnings on January 1, 2019.
In August 2017, the FASB issued authoritative guidance targeting improvements to accounting for hedging activities by simplifying the rules around hedge accounting and improving the disclosure requirements. The guidance is effective for annual periods beginning after December 15, 2018. The hedge accounting guidance should be implemented using a modified retrospective approach for any hedges that exist on the date of adoption, while the presentation and disclosure requirements must be applied prospectively. Kforce will adopt this standard in the first quarter of 2019; it will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables. The guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. The guidance requires companies to apply the requirements using a modified retrospective approach. We are currently evaluating the potential impact on our consolidated financial statements, especially with respect to our disclosures.

In February 2016, the FASB issued authoritative guidance regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases with terms longer than 12 months. The guidance is effective for annual periods beginning after December 15, 2018. We will adopt this standard in the first quarter of 2019 utilizing the optional transition method in the period of adoption without retrospective application to comparative periods. We anticipate recording approximately $17.6 million and $21.0 million in right-of-use assets and lease liabilities, respectively, on our consolidated balance sheets on January 1, 2019. We will take advantage of the package of practical expedients permitted in the new standard as well as the practical expedients for short term leases and not separating lease and nonlease components.
2. Reportable Segments
Kforce’s reportable segments are as follows: (1) Tech; (2) FA; and (3) GS. Historically, and for the year ended December 31, 2018, Kforce has generated only sales and gross profit information on a segment basis. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.
For the years ended December 31, 2017 and 2016, our Tech segment included the results of operations for Global, a wholly-owned subsidiary located in Manila, Philippines. During the year ended December 31, 2017, Kforce completed the sale of Global’s assets. This sale did not meet the definition of discontinued operations. Kforce recorded a $3.3 million gain on sale of Global’s assets, which was recorded in Selling, general and administrative expenses within the accompanying Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017.
The following table provides information concerning the operations of our segments for the years ended December 31 (in thousands):

	Tech	FA	GS	Total
2018
Revenue	$990,089	$313,848	$114,416	$1,418,353
Gross profit	$277,388	$109,099	$32,121	$418,608
Operating and other expenses				341,455
Income before income taxes				$77,153
2017
Revenue	$907,511	$346,135	$104,294	$1,357,940
Gross profit	$257,118	$118,479	$32,459	$408,056
Operating and other expenses				343,962
Income before income taxes				$64,094
2016
Revenue	$883,477	$337,601	$98,628	$1,319,706
Gross profit	$255,842	$120,551	$32,106	$408,499
Operating and other expenses				352,544
Income before income taxes				$55,955

3. Revenue
Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Tech	FA	GS	Total
2018
Revenue by type:
Flex revenue	$971,310	$286,939	$98,214	$1,356,463
Direct Hire revenue	18,779	26,909	—	45,688
Product revenue	—	—	16,202	16,202
Total Revenue	$990,089	$313,848	$114,416	$1,418,353
2017
Revenue by type:
Flex revenue	$887,675	$318,294	$92,241	$1,298,210
Direct Hire revenue	19,836	27,841	—	47,677
Product revenue	—	—	12,053	12,053
Total Revenue	$907,511	$346,135	$104,294	$1,357,940
2016
Revenue by type:
Flex revenue	$863,434	$307,245	$82,427	$1,253,106
Direct Hire revenue	20,043	30,356	—	50,399
Product revenue	—	—	16,201	16,201
Total Revenue	$883,477	$337,601	$98,628	$1,319,706

GS Flex revenue includes 41.9% and 34.3% of revenue recognized from fixed-price contracts for the years ended December 31, 2018 and 2017, respectively.
4. Fixed Assets
The following table presents major classifications of fixed assets and related useful lives (in thousands):

		DECEMBER 31,
	USEFUL LIFE	2018	2017
Land		$5,892	$5,892
Building and improvements	3-40 years	25,755	25,733
Furniture and equipment	1-20 years	17,467	17,285
Computer equipment	1-5 years	6,289	9,231
Leasehold improvements	3-7 years	12,497	13,424
		67,900	71,565
Less accumulated depreciation		(32,082)	(31,885)
Total Fixed assets, net		$35,818	$39,680

Computer equipment as of December 31, 2018 and 2017 includes equipment acquired under capital leases of $2.3 million and $3.5 million, respectively, and related accumulated depreciation of $1.4 million and $2.1 million, respectively. Depreciation expense, which includes capital leases, during the years ended December 31, 2018, 2017 and 2016 was $6.3 million, $6.9 million, and $6.7 million, respectively.

5. Income Taxes
The Tax Cuts and Jobs Act was enacted in December 2017, which reduced the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. As a result, we revalued our net deferred income tax assets and recorded $5.4 million of additional Income tax expense in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2017.
The provision for income taxes from continuing operations consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Current tax expense:
Federal	$12,730	$15,060	$16,677
State	5,454	3,244	3,829
Deferred tax expense (1)	989	12,505	2,676
Total Income tax expense	$19,173	$30,809	$23,182

(1) Includes the impact of TCJA for the year ended December 31, 2017.
The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2018	2017	2016
Federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of Federal tax effect	5.7	3.8	6.8
Non-deductible compensation and meals and entertainment	1.0	0.7	1.2
Tax credits	(2.2)	(2.2)	(2.1)
Valuation allowance on foreign tax credit	—	2.5	—
Enactment of TCJA	—	9.1	—
Other	(0.6)	(0.8)	0.5
Effective tax rate	24.9%	48.1%	41.4%

The 2018 effective tax rate was favorably impacted by the TCJA. The 2017 effective tax rate was unfavorably impacted due to the revaluation of our net deferred tax assets as a result of TCJA. The 2016 effective tax rate was unfavorably impacted by certain one-time non-cash adjustments.

Deferred tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2018	2017
Deferred tax assets:
Accounts receivable reserves	$738	$611
Accrued liabilities	1,825	1,953
Deferred compensation obligation	5,545	5,423
Stock-based compensation	723	598
Pension and post-retirement benefit plans	3,471	3,767
Goodwill and intangible assets	—	526
Foreign tax credit	1,630	1,632
Other	344	289
Deferred tax assets	14,276	14,799
Deferred tax liabilities:
Prepaid expenses	(190)	(251)
Fixed assets	(1,277)	(1,482)
Goodwill and intangible assets	(1,057)	—
Other	(254)	(17)
Deferred tax liabilities	(2,778)	(1,750)
Valuation allowance	(1,747)	(1,733)
Deferred tax assets, net	$9,751	$11,316

At December 31, 2018, Kforce had approximately $3.4 million of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2037.
In evaluating the realizability of Kforce’s deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Management considers, among other things, the ability to generate future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. The valuation allowance includes a foreign tax credit, which we expect may not be realizable as a result of reduction in our foreign income.
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2018, the IRS commenced an audit for the tax year ended December 31, 2016. No adjustments have been proposed to date. During 2018, the Company also received a notice of examination by the North Carolina Department of Revenue for the years ended December 31, 2016, 2015 and 2014. No adjustments have been proposed to date. The Company has not received a notice of examination by any other jurisdictions for any other tax year open under statute. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Uncertain Income Tax Positions
The following table presents a reconciliation of the beginning and ending balance of unrecognized tax benefits for the years ended (in thousands):

	DECEMBER 31,
	2018	2017	2016
Unrecognized tax benefits, beginning	$1,127	$1,115	$788
Additions for prior year tax positions	41	50	454
Additions for current year tax positions	—	29	—
Lapse of statute of limitations	(248)	(67)	(102)
Reductions for tax positions of prior years	(14)	—	(25)
Unrecognized tax benefits, ending	$906	$1,127	$1,115

As of December 31, 2018, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, is $0.7 million. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.

Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Global files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2016.
6. Goodwill and Other Intangible Assets
Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2018, 2017 and 2016 (in thousands):

	Technology	Finance and Accounting	Government Solutions	Total
Goodwill, gross amount	$156,391	$19,766	$104,596	$280,753
Accumulated impairment losses	(139,357)	(11,760)	(83,668)	(234,785)
Goodwill, carrying value	$17,034	$8,006	$20,928	$45,968

There was no impairment expense related to goodwill for each of the years ended December 31, 2018, 2017 and 2016.
Throughout 2018, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was no indication that the carrying values of any of our reporting units were likely impaired.
Management performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2018. For each of our reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. We concluded that it was more likely than not that the fair value of these reporting units was more than their carrying amounts at December 31, 2018.
Kforce performed a quantitative analysis for each reporting unit and compared the carrying value for each to the respective estimated fair values as of December 31, 2017. Discounted cash flows, which serve as the primary basis for the income approach, were based on a discrete financial forecast developed by management. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. The market approach consists of: (1) the guideline company method and (2) the guideline transaction method. The guideline company method applies pricing multiples derived from publicly-traded guideline companies that are comparable to the reporting unit to determine its value. The guideline transaction method applies pricing multiples derived from recently completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. Kforce concluded there were no indications of impairment for its reporting units for the year ended December 31, 2017.
As of December 31, 2016, for our Technology and Finance and Accounting reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. Based on the qualitative assessments, management determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values. As of December 31, 2016, for our Government Solutions reporting unit, we performed a quantitative analysis and compared the carrying value to the estimated fair value, using a similar approach as described above noting no indications of impairment.
Other Intangible Assets
Our other intangible assets balance includes an indefinite-lived trademark of $2.2 million as of December 31, 2018 and 2017 and is recorded in Intangible assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2018 and 2017, our definite-lived intangible assets balance of $0.7 million and $1.1 million, respectively, included accumulated amortization of $27.9 million and $27.5 million, respectively. There was no impairment expense related to our other intangible assets during the years ended December 31, 2018, 2017 and 2016.
7. Accounts Payable and Other Accrued Liabilities
Accounts payable and other accrued liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2018	2017
Accounts payable	$22,900	$21,591
Accrued liabilities	15,706	13,282
Total Accounts payable and other accrued liabilities	$38,606	$34,873

Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates), and other accrued liabilities.
8. Accrued Payroll Costs
Accrued payroll costs consisted of the following (in thousands):

	DECEMBER 31,
	2018	2017
Payroll and benefits	$39,690	$37,788
Payroll taxes	1,842	5,270
Health insurance liabilities	2,714	2,596
Workers’ compensation liabilities	1,016	1,232
Total Accrued payroll costs	$45,262	$46,886

9. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains various qualified defined contribution 401(k) retirement savings plans for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board.
Kforce accrued matching 401(k) contributions of $1.8 million and $1.6 million as of December 31, 2018 and 2017, respectively. The plans held a combined 146 thousand and 167 thousand shares of Kforce’s common stock as of December 31, 2018 and 2017, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 19 thousand, 25 thousand, and 34 thousand shares of common stock at an average purchase price of $28.93, $20.65, and $19.37 per share during the years ended December 31, 2018, 2017 and 2016, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment in the accompanying Consolidated Balance Sheets. At December 31, 2018 and 2017, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $1.8 million and $2.9 million, respectively, and $28.9 million was included in Other long-term liabilities at December 31, 2018 and 2017 in the Consolidated Balance Sheets. For the years ended December 31, 2018, 2017 and 2016, we recognized compensation expense for the plans of $876 thousand, $722 thousand and $881 thousand, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $29.1 million and $31.4 million as of December 31, 2018 and 2017, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2018, the life insurance policies had a cumulative face value of $213.1 million. Kforce had no realized gains or losses attributable to investments in trading securities for the years ended December 31, 2018, 2017 and 2016.
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
Benefits under the SERP are based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2018, Kforce has assumed that all participants will elect to take the lump sum present value option based on historical trends.
Actuarial Assumptions
Due to the SERP being unfunded as of December 31, 2018 and 2017, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. The following table presents the weighted average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2018	2017
Discount rate	4.00%	3.25%
Rate of future compensation increase	2.90%	2.90%

The following table presents the weighted average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2018	2017	2016
Discount rate	3.25%	4.00%	4.00%
Rate of future compensation increase	2.90%	3.60%	4.00%

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
The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, management monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.
Net Periodic Benefit Cost
The following table presents the components of net periodic benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2018	2017	2016
Service cost	$1,353	$319	$1,310
Interest cost	468	537	453
Net periodic benefit cost	$1,821	$856	$1,763

Changes in Benefit Obligation
The following table presents the changes in the projected benefit obligation for the years ended (in thousands):

	DECEMBER 31,
	2018	2017
Projected benefit obligation, beginning	$14,409	$13,436
Service cost	1,353	319
Interest cost	468	537
Actuarial experience and changes in actuarial assumptions	(1,195)	117
Projected benefit obligation, ending	$15,035	$14,409

There were no payments made under the SERP during the years ended December 31, 2018 and 2017, respectively. The projected benefit obligation is recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The accumulated benefit obligation is the actuarial present value of all benefits attributed to past service, excluding future salary increases. The accumulated benefit obligation as of December 31, 2018 and 2017 was $15.0 million and $14.3 million, respectively.
Contributions
There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2018. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2019.
Estimated Future Benefit Payments
Undiscounted benefit payments by the SERP, which reflect the anticipated future service of participants, expected to be paid are as follows during the years ended December 31 (in thousands):

PROJECTED ANNUAL BENEFIT PAYMENTS
2019	$—
2020	—
2021	13,351
2022	—
2023	—
2024-2027	—
Thereafter	4,409

10. Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). Under the Credit Facility, the Firm has a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million (the “Commitment”), which is available to the Firm in the form of revolving credit loans, swingline loans, and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated executed collateral.
Revolving credit loans under the Credit Facility bears interest at a rate equal to: (a) the Base Rate (as described below) plus the Applicable Margin (as described below); or (b) the LIBOR Rate plus the Applicable Margin. Swingline loans under the Credit Facility bears interest at a rate equal to the Base Rate plus the Applicable Margin. The Base Rate is the highest of: (i) the Wells Fargo Bank, National Association prime rate; (ii) the federal funds rate plus 0.50%; or (iii) one-month LIBOR plus 1.00%, and the LIBOR Rate is reserve-adjusted LIBOR for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Base Rate loans ranges from 0.25% to 0.75% and the Applicable Margin for LIBOR Rate loans ranges from 1.25% to 1.75%. The Firm will pay a quarterly non-refundable commitment fee equal to the Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.20% and 0.35%.

The Firm is subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if: (a) the total leverage ratio is greater than 2.75 to 1.00; and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. At December 31, 2018, Kforce was not limited in making distributions and executing repurchases of our equity securities.
As of December 31, 2018 and 2017, $71.8 million and $116.5 million was outstanding, respectively. Kforce had $3.2 million of outstanding letters of credit at December 31, 2018 and 2017 which, pursuant to the Credit Facility, reduces the availability.
11. Derivative Instrument and Hedging Activity
Kforce is exposed to interest rate risk as a result of our corporate borrowing activities. The Firm uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of rising interest rates on variable rate debt.
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
The Swap has been designated as a cash flow hedge and was effective as of December 31, 2018. The change in the fair value of the Swap was recorded as a component of Accumulated other comprehensive income (loss), net of tax, in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2018 and 2017, the fair value of the Swap asset was $0.9 million and $0.5 million, respectively, and is recorded in Other assets, net within the accompanying Consolidated Balance Sheets.
12. Fair Value Measurements
Kforce’s interest rate swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate, which are considered to be Level 2 inputs. Refer to Note 11 - “Derivative Instrument and Hedging Activity” in the Notes to the Consolidated Financial Statements, included in this report for a complete discussion of the Firm’s derivative instrument.
Our contingent consideration liability relates to a non-significant business acquisition within our GS reporting segment, which is measured on a recurring basis and recorded at fair value using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. Remeasurements to fair value are recorded in Other expense, net within the Consolidated Statements of Operations and Comprehensive Income. For the years ended December 31, 2018 and 2017, approximately $4 thousand and $565 thousand of income, respectively, was recognized due to the remeasurement of our contingent consideration liability. The contingent consideration liability is recorded in Other long-term liabilities within the Consolidated Balance Sheets and the estimated fair value as of December 31, 2018 and 2017 was $187 thousand and $191 thousand, respectively.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis at December 31, 2018 and 2017 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2018
Recurring basis:
Interest rate swap derivative instrument	$900	$—	$900	$—
Contingent consideration liability	$(187)	$—	$—	$(187)
At December 31, 2017
Recurring basis:
Interest rate swap derivative instrument	$479	$—	$479	$—
Contingent consideration liability	$(191)	$—	$—	$(191)

There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2018 and 2017.
13. Stock Incentive Plans
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
In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liability, and classification in the statement of cash flows. This guidance was effective for us on January 1, 2017. An entity is allowed to make a policy election as to whether it will include an estimate for awards expected to be forfeited or whether it will account for forfeitures as incurred. The Firm elected to change its policy on accounting for forfeitures and to recognize as incurred. This policy election was applied using a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the effective date. The impact to the beginning balance of retained earnings was $0.5 million, which is net of taxes of $0.3 million, on January 1, 2017.
During the years ended December 31, 2018, 2017 and 2016, stock-based compensation expense was $8.8 million, $7.6 million, and $6.7 million, respectively. The related tax benefit for the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $3.0 million, and $2.8 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals. The LTI restricted stock granted during the year ended December 31, 2018 will vest ratably over a period between three to four years. Other restricted stock granted during the year ended December 31, 2018 will vest ratably over a period of between one to ten years.
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

The following table presents the restricted stock activity for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2015	1,293	$20.89
Granted (1)	1,048	$22.46
Forfeited/Canceled	(353)	$21.04
Vested	(280)	$20.67	$6,434
Outstanding at December 31, 2016	1,708	$21.86
Granted	427	$24.03
Forfeited/Canceled	(206)	$21.70
Vested (2)	(574)	$21.60	$13,668
Outstanding at December 31, 2017	1,355	$22.67
Granted	447	$29.72
Forfeited/Canceled	(90)	$22.81
Vested	(392)	$23.03	$11,935
Outstanding at December 31, 2018	1,320	$18.19

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

The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of December 31, 2018, total unrecognized stock-based compensation expense related to restricted stock was $29.6 million, which will be recognized over a weighted average remaining period of 3.9 years.
14. Commitments and Contingencies
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
Future minimum lease payments, inclusive of accelerated lease payments, under non-cancelable capital and operating leases are summarized as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Capital leases
Present value of payments	$721	$154	$18	$3	$—	$—	$896
Interest	43	4	1	—	—	—	48
Total Capital lease payments	$764	$158	$19	$3	$—	$—	$944
Operating lease payments	$6,994	$6,177	$3,731	$2,142	$1,745	$1,199	$21,988
Total Lease payments	$7,758	$6,335	$3,750	$2,145	$1,745	$1,199	$22,932

The present value of the minimum lease payments for capital lease obligations has been classified in Other current liabilities and Long-term debt – other in the accompanying Consolidated Balance Sheets, according to their respective maturities. Rental expense under operating leases was $7.7 million for each of the years ended December 31, 2018, 2017 and 2016.

Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. As of December 31, 2018, these purchase commitments amounted to approximately $16.3 million and are expected to be paid as follows: $10.6 million in 2019; $3.2 million in 2020; $2.2 million in 2021; and $0.3 million in 2022.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2018, Kforce had letters of credit outstanding for workers’ compensation and other insurance coverage totaling $2.8 million, and for facility lease deposits totaling $0.3 million.
Litigation
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable, or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At December 31, 2018, our liability would be approximately $32.6 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $14.1 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
15. Quarterly Financial Data (Unaudited)
The following table provides quarterly information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31
2018
Revenue	$346,293	$358,624	$355,452	$357,984
Gross profit	100,188	107,483	104,381	106,556
Net income	9,175	16,272	16,177	16,356
Earnings per share-basic	$0.37	$0.66	$0.65	$0.66
Earnings per share-diluted	$0.37	$0.65	$0.64	$0.65
2017
Revenue	$333,992	$340,309	$341,053	$342,586
Gross profit	97,135	103,919	104,375	102,627
Net income	5,902	11,144	10,099	6,140
Earnings per share-basic	$0.23	$0.44	$0.40	$0.25
Earnings per share-diluted	$0.23	$0.44	$0.40	$0.24

16. Supplemental Cash Flow Information

The following table provides information regarding supplemental cash flows for the years ended December 31 (in thousands):

	2018	2017	2016
Cash paid during the year for:
Income taxes	$13,442	$24,330	$21,324
Interest, net	$3,814	$3,518	$2,101
Non-Cash Financing and Investing Transactions:
Unsettled repurchases of common stock	$556	$898	$935
Employee stock purchase plan	$549	$522	$669
Equipment acquired under capital leases	$—	$937	$1,153
Receivable for sale of Global's assets	$—	$1,979	$—
Shares tendered in payment of exercise price of stock options	$—	$—	$63

During the year ended December 31, 2018, cash provided by operating activities included the receipt of an income tax refund in the amount of $6.8 million. Our effective tax rate for the year ended December 31, 2018 was positively impacted by the TCJA.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
None.
ITEM 9A.        CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2018 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, those controls.
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

Management Report on Internal Control Over Financial Reporting
The management of Kforce is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) of the Exchange Act. Kforce’s internal control system was designed to provide reasonable assurance to Kforce’s management and the Board regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2018, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2018.
Our Commitment to Integrity applies to all of our directors, officers and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2018.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2018.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2018.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2018.

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

KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivable reserves (1)	2016	$2,121	795	39	(889)	$2,066
	2017	$2,066	1,155	(91)	(797)	$2,333
	2018	$1,858	1,874	—	(931)	$2,801
Deferred tax assets valuation allowance	2016	$85	—	—	—	$85
	2017	$85	1,648	—	—	$1,733
	2018	$1,733	14	—	—	$1,747

(1)
The beginning balance for 2018 was adjusted by $475 thousand due to the adoption of ASC 606 and the reclassification of the Direct Hire fallouts as a contract liability effective January 1, 2018. Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report for a complete discussion of the adoption of ASC 606.

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

10.11*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

10.12*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.

Exhibit Number	Description

10.13*	Kforce Inc. 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 000-26058) filed with the SEC on April 28, 2017.

10.14*
Form of Restricted Stock Award Agreement under the 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.15*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.16*
Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

10.17*
Amended and Restated Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, dated November 15, 2017, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.18*
Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Kye L. Mitchell, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 2, 2016.

10.19*
Employment Agreement, dated February 8, 2016, between Kforce Inc. and Robert W. Edmund, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.20*
Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.21*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Andrew G. Thomas, filed electronically herewith.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The Consolidated Financial Statements and Schedule listed in Part IV, Item 15 of this Form 10-K are formatted in XBRL.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 22, 2019	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 22, 2019	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 22, 2019	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 22, 2019	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

Date: February 22, 2019	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 22, 2019	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: February 22, 2019	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 22, 2019	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 22, 2019	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 22, 2019	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 22, 2019	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director

Date: February 22, 2019	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 22, 2019	By:	/s/ HOWARD W. SUTTER
Howard W. Sutter
Vice Chairman and Director

Date: February 22, 2019	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director