Form 10-Q
period 2019-03-31
KFORCE INC
filed 2019-05-02
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-26058
_________________________________________________________________
 Kforce Inc.
Exact name of registrant as specified in its charter
_________________________________________________________________

FLORIDA	59-3264661
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

1001 EAST PALM AVENUE, TAMPA, FLORIDA	33605
Address of principal executive offices	Zip Code
Registrant’s telephone number, including area code: (813) 552-5000
 _______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 per share	KFRC	NASDAQ

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of April 29, 2019 was 25,420,500.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions, divestitures and investments, effects of interest rate variations, financing needs or plans, funding of employment benefit plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, estimates concerning our ability to collect on our trade accounts receivable, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2019	2018
Revenue	$326,738	$317,441
Direct costs	233,562	224,904
Gross profit	93,176	92,537
Selling, general and administrative expenses	79,813	78,797
Depreciation and amortization	1,650	1,751
Income from operations	11,713	11,989
Other expense, net	923	1,344
Income from continuing operations, before income taxes	10,790	10,645
Income tax expense	2,816	2,660
Income from continuing operations	7,974	7,985
Income from discontinued operations, net of tax	18,881	1,190
Net income	26,855	9,175
Other comprehensive (loss) income:
Change in fair value of interest rate swap, net of tax	(280)	517
Comprehensive income	$26,575	$9,692

Earnings per share – basic:
Continuing operations	$0.33	$0.32
Discontinued operations	0.77	0.05
Earnings per share – basic	$1.10	$0.37
Earnings per share – diluted:
Continuing operations	$0.32	$0.32
Discontinued operations	0.75	0.05
Earnings per share – diluted	$1.07	$0.37

Weighted average shares outstanding – basic	24,516	24,804
Weighted average shares outstanding – diluted	25,019	25,094
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$259	$112
Trade receivables, net of allowances of $2,915 and $2,800, respectively	220,520	210,559
Income tax refund receivable	113	319
Prepaid expenses and other current assets	7,956	7,699
Current assets held for sale	26,688	29,773
Total current assets	255,536	248,462
Fixed assets, net	28,940	34,322
Other assets, net	56,429	36,664
Deferred tax assets, net	7,642	7,147
Goodwill	25,040	25,040
Noncurrent assets held for sale	51,025	28,273
Total assets	$424,612	$379,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$32,151	$32,542
Accrued payroll costs	40,311	39,384
Current portion of operating lease liabilities	5,861	—
Other current liabilities	1,398	1,616
Income taxes payable	7,809	4,553
Current liabilities held for sale	17,609	12,263
Total current liabilities	105,139	90,358
Long-term debt – credit facility	82,500	71,800
Long-term debt – other	1,092	1,359
Other long-term liabilities	55,339	43,509
Noncurrent liabilities held for sale	1,970	4,551
Total liabilities	246,040	211,577
Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,860 and 71,856 issued and outstanding, respectively	719	719
Additional paid-in capital	450,276	447,337
Accumulated other comprehensive income	1,184	1,296
Retained earnings	259,356	237,308
Treasury stock, at cost; 46,249 and 45,822 shares, respectively	(532,963)	(518,329)
Total stockholders’ equity	178,572	168,331
Total liabilities and stockholders’ equity	$424,612	$379,908
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
Net income	—	—	—	—	26,855	—	—	26,855
Reclassification of stranded tax effects (Note A)	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividends, net of forfeitures	4	—	233	—	(233)	—	—	—
Stock-based compensation expense	—	—	2,620	—	—	—	—	2,620
Employee stock purchase plan	—	—	86	—	—	(5)	54	140
Dividends ($0.18 per share)	—	—	—	—	(4,406)	—	—	(4,406)
Change in fair value of interest rate swap, net of tax benefit of $95	—	—	—	(280)	—	—	—	(280)
Repurchases of common stock	—	—	—	—	—	432	(14,688)	(14,688)
Balance, March 31, 2019	71,860	$719	$450,276	$1,184	$259,356	46,249	$(532,963)	$178,572

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2017	71,494	$715	$437,394	$100	$195,143	45,167	$(499,075)	$134,277
Net income	—	—	—	—	9,175	—	—	9,175
Cumulative effect of revenue recognition accounting standard, net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividends, net of forfeitures	63	1	166	—	(167)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	2,260	—	—	—	—	2,260
Employee stock purchase plan	—	—	71	—	—	(6)	61	132
Dividends ($0.12 per share)	—	—	—	—	(2,973)	—	—	(2,973)
Change in fair value of interest rate swap, net of tax of $176	—	—	—	517	—	—	—	517
Repurchases of common stock	—	—	—	—	—	319	(8,715)	(8,715)
Balance, March 31, 2018	71,562	$716	$439,937	$617	$200,999	45,481	$(507,775)	$134,494
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$26,855	$9,175
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(18,314)	41
Provision for bad debts	349	368
Depreciation and amortization	1,972	2,115
Stock-based compensation expense	2,620	2,260
Defined benefit pension plan expense	216	455
Loss on deferred compensation plan investments, net	89	110
Loss on disposal or impairment of property and equipment	801	5
Contingent consideration liability remeasurement	886	—
Noncash lease expense	1,662	—
Other	87	91
(Increase) decrease in operating assets
Trade receivables, net	(7,377)	(12,350)
Income tax refund receivable	206	6,341
Prepaid expenses and other current assets	894	91
Other assets, net	(1,493)	69
Increase (decrease) in operating liabilities
Accounts payable and other accrued liabilities	5,841	(2,096)
Accrued payroll costs	380	317
Income taxes payable	2,951	3,388
Other long-term liabilities	(6,836)	(130)
Cash provided by operating activities	11,789	10,250
Cash flows from investing activities:
Capital expenditures	(1,496)	(1,469)
Other	(1,000)	—
Cash used in investing activities	(2,496)	(1,469)
Cash flows from financing activities:
Proceeds from credit facility	78,300	193,400
Payments on credit facility	(67,600)	(186,723)
Payments on other financing arrangements	(540)	(569)
Repurchases of common stock	(14,875)	(12,038)
Cash dividend	(4,406)	(2,973)
Other	(25)	—
Cash used in financing activities	(9,146)	(8,903)
Change in cash and cash equivalents	147	(122)
Cash and cash equivalents at beginning of period	112	379
Cash and cash equivalents at end of period	$259	$257
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2018 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from our audited Consolidated Balance Sheet as of December 31, 2018, as presented in our 2018 Annual Report on Form 10-K.
Certain prior year amounts have been reclassified to conform with the current period presentation for amounts related to a disposal group held for sale and discontinued operations. Refer to Note B - “Assets Held For Sale and Discontinued Operations” for further information.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most important of these estimates and assumptions relate to the following: allowance for doubtful accounts; income taxes; self-insured liabilities for workers’ compensation and health insurance; obligations for the pension plan and goodwill and any related impairment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
For the three months ended March 31, 2019 and 2018, there were 503 thousand and 290 thousand common stock equivalents included in the diluted WASO, respectively. For the three months ended March 31, 2019 and 2018, there were insignificant anti-dilutive common stock equivalents.

Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $500 thousand in claims annually. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
New Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the FASB issued authoritative guidance regarding a customer's accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The amendment aligns the requirements for capitalizing these implementation costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and defer these costs over the non-cancelable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised. This amendment also requires entities to present cash flows, capitalized costs and amortization expense in the same financial statement line items as the service costs incurred for such arrangements. The guidance is effective for fiscal periods beginning after December 15, 2019 with retrospective application or prospective to all implementation costs incurred after the date of adoption. We early adopted this standard using the prospective method effective January 1, 2019. Our hosting arrangements that are service contracts relate to technology solutions applicable to our business. Historically, these implementation costs were recorded as capital expenditures within investing cash flows and the capitalized costs were included in Other assets, net in the consolidated balance sheets. Due to the adoption of this standard and effective January 1, 2019, these implementation costs will be recorded within operating cash flows going forward. Capitalized costs will be recorded in Prepaids and other current assets if expected to be recognized within one year and Other assets, net, if over one year, in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2019, implementation costs capitalized were $0.2 million, and there was no accumulated amortization or amortization expense recorded during the three months ended March 31, 2019.
In February 2018, the FASB issued authoritative guidance regarding the reclassification of certain stranded tax effects from accumulated other comprehensive income to retained earnings as a result of the change in tax rates related to the Tax Cuts and Jobs Act. The guidance is effective for fiscal periods beginning after December 15, 2018. We elected to adopt this optional standard and reclassified approximately $168 thousand from accumulated other comprehensive income to retained earnings on January 1, 2019 using the period of adoption method.
In August 2017, the FASB issued authoritative guidance targeting improvements to accounting for hedging activities, which expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship. The guidance is effective for annual periods beginning after December 15, 2018. We adopted this standard using the modified retrospective approach with no required cumulative adjustments as of January 1, 2019. Additionally, we adopted the presentation and disclosure requirements using the prospective method as required. Refer to Note L - “Derivative Instrument and Hedging Activity” for the additional disclosures of the Firm’s derivative instrument.
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The guidance is effective for annual periods beginning after December 15, 2018. We adopted this standard using the optional transition method as of January 1, 2019, without retrospective application to comparative periods. Refer to Note I - "Leases" for additional accounting policy and transition disclosures related to our leases.

Accounting Standards Not Yet Adopted
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirement for defined benefit plans including additions and deletions to certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance is effective for fiscal periods beginning after December 15, 2020 with the retrospective method required for all periods presented. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirements for fair value measurement. The amendments pertaining to changes in unrealized gains and losses, the weighted average and range of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The guidance is effective for fiscal periods beginning after December 15, 2019. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables. The guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. The guidance requires adoption using a modified retrospective approach. We are currently evaluating the potential impact on our consolidated financial statements, especially with respect our disclosures.
Note B - Assets Held For Sale and Discontinued Operations
During the three months ended March 31, 2019, management committed to a plan to divest of our Government Solutions (“GS”) segment as a result of the Firm’s strategic decision to focus solely on the commercial technical and professional staffing services and solutions space. The GS segment consisted of Kforce Government Solutions, Inc. (“KGS”), our federal government solutions business, and TraumaFX®, our federal government product business. We evaluated the six criteria for classification of assets held for sale and determined that the GS segment was a disposal group held for sale as of March 31, 2019. We determined that the divestiture of the GS segment was a strategic shift that will have a major effect on operations and financial results of the Firm. Kforce will not have significant continuing involvement in the operations of the GS segment after its disposition. Therefore, the GS segment was reflected as held for sale on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, and included in discontinued operations in the consolidated statements of operations for the three months ended March 31, 2019 and 2018.
The following table summarizes the line items of pretax profit for the GS segment (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$26,426	$28,852
Direct costs	19,015	21,201
Gross profit	7,411	7,651
Selling, general and administrative expenses	5,432	5,810
Depreciation and amortization	235	242
Income from discontinued operations	1,744	1,599
Other expense (income), net	864	(4)
Income from discontinued operations, before income taxes	880	1,603
Income tax (benefit) expense	(18,001)	413
Income from discontinued operations, net of tax	$18,881	$1,190

Historically, Kforce was not required to record a deferred tax asset for the excess of the outside tax basis in the equity of KGS over the amount of the inside basis in the assets of KGS used for external reporting under GAAP as it was not apparent that this deferred tax asset would be realized. During the three months ended March 31, 2019, we entered into a definitive agreement to sell the stock of KGS; therefore, we were required to record an increase of $18.5 million to deferred tax assets since it became apparent that the temporary difference would reverse in the foreseeable future. The corresponding income tax benefit was included in Income from discontinued operations, net of tax in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale for the GS segment (in thousands):

	March 31, 2019	December 31, 2018
ASSETS
Current assets held for sale:
Trade receivables	$21,403	$24,336
Prepaid expenses and other current assets	5,285	5,437
Total Current assets held for sale	$26,688	$29,773
Noncurrent assets held for sale:
Fixed assets, net	$1,354	$1,496
Other assets, net	1,559	293
Deferred tax assets, net	20,518	2,604
Intangible assets, net	2,866	2,952
Goodwill	20,928	20,928
Total Noncurrent assets held for sale (1)	$47,225	$28,273
LIABILITIES
Current liabilities held for sale:
Accounts payable and other accrued liabilities	$11,727	$6,064
Accrued payroll costs	5,192	5,878
Current portion of operating lease liabilities	682	—
Other current liabilities	8	16
Income taxes payable	—	305
Total Current liabilities held for sale	$17,609	$12,263
Noncurrent liabilities held for sale:
Other long-term liabilities	$1,970	$4,551
Total Noncurrent liabilities held for sale	$1,970	$4,551
(1) At March 31, 2019, Noncurrent assets held for sale in the Unaudited Condensed Consolidated Balance Sheets of $51.0 million also includes $3.8 million related to a long-lived asset unrelated to the GS segment.
Management considered the qualitative and quantitative factors for the goodwill associated with the GS reporting unit and determined that there was no indication that the carrying value was likely impaired. The GS reporting unit's goodwill balance of $20.9 million was reclassified to assets held for sale at March 31, 2019 and December 31, 2018.

The contingent consideration liability, related to the acquisition of TraumaFX® in 2014, of $1.1 million is included in Accounts payable and other accrued liabilities within Current liabilities held for sale as of March 31, 2019 and $0.2 million is included in Other long-term liabilities within Noncurrent liabilities held for sale as of December 31, 2018. This liability is remeasured at fair value on a recurring basis using the discounted cash flow method. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. An increase in future cash flows may result in a higher estimated fair value while a decrease in future cash flows may result in a lower estimated fair value of the contingent consideration liability. For the three months ended March 31, 2019, approximately $0.9 million of expense was recognized due to the remeasurement of our contingent consideration liability. Remeasurements to fair value are recorded in Income from discontinued operations, net of tax within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
For the three months ended March 31, 2019, cash provided by operating activities and cash used in investing activities for discontinued operations were $5.7 million and $0.1 million, respectively. For the three months ended March 31, 2018, cash provided by operating activities and cash used in investing activities for discontinued operations were $0.5 million and $0.4 million, respectively.
Subsequent Event
On April 1, 2019, Kforce completed the sale of all the issued and outstanding stock of Kforce Government Holdings, Inc., including its wholly-owned subsidiary KGS, to ManTech International Corporation for a cash purchase price of $115.0 million, subject to a post-closing working capital adjustment. We expect a gain on the sale, net of transaction costs, of approximately $72.0 million. The transaction costs are expected to total approximately $9.5 million and primarily include legal fees, commissions, transaction bonuses and accelerated stock-based compensation expense triggered by a change in control of KGS. The Firm does not expect to pay any income tax on this transaction due to it being structured as a stock sale and Kforce’s significant outside tax basis, which has been recognized as a deferred tax asset in accordance with GAAP as of March 31, 2019, as discussed above. The gain on the sale of KGS and the reversal of the related deferred tax asset and income tax benefit of $18.5 million will be recorded in discontinued operations during the three months ended June 30, 2019.
While the sale of KGS did not include TraumaFX®, management announced on March 1, 2019 that it is exploring strategic alternatives for TraumaFX® which includes, but is not limited to, a potential sale of the business. This process is continuing and there can be no assurance of any particular outcome. The conclusion of the process is expected to occur within the next year.
Note C - Reportable Segments
Kforce provides services through the following segments: Technology (“Tech”) and Finance and Accounting (“FA”). Historically, and for the three months ended March 31, 2019 and 2018, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended March 31,
2019
Revenue	$255,643	$71,095	$326,738
Gross profit	$68,822	$24,354	$93,176
Operating expenses and other expenses			82,386
Income from continuing operations, before income taxes			$10,790
2018
Revenue	$236,497	$80,944	$317,441
Gross profit	$65,376	$27,161	$92,537
Operating expenses and other expenses			81,892
Income from continuing operations, before income taxes			$10,645

Note D - Revenue
The following table provides information on revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended March 31,
2019
Revenue by type:
Flex revenue	$250,216	$64,765	$314,981
Direct Hire revenue	5,427	6,330	11,757
Total Revenue	$255,643	$71,095	$326,738
2018
Revenue by type:
Flex revenue	$231,496	$74,550	$306,046
Direct Hire revenue	5,001	6,394	11,395
Total Revenue	$236,497	$80,944	$317,441

Note E - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At March 31, 2019, our liability would be approximately $32.8 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $14.3 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
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

Note F - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Assets held in Rabbi Trust	$32,593	$29,134
Right-of-use assets for operating leases, net	15,289	—
Capitalized software, net	5,477	4,828
Deferred loan costs, net	1,120	1,182
Interest rate swap derivative instrument	525	900
Other non-current assets	1,425	620
Total Other assets, net	$56,429	$36,664

Note G - Current Liabilities
The following table provides information on certain current liabilities balances (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable and other accrued liabilities:
Accounts payable	$20,571	$18,793
Accrued liabilities	11,580	13,749
Total Accounts payable and other accrued liabilities	$32,151	$32,542
Accrued payroll costs:
Payroll and benefits	$34,525	$34,768
Health insurance liabilities	3,873	2,680
Payroll taxes	898	920
Workers’ compensation liabilities	1,015	1,016
Total Accrued payroll costs	$40,311	$39,384
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers (such as rebates) and other accrued liabilities.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred compensation plan	$27,343	$25,672
Supplemental executive retirement plan	15,250	15,035
Operating lease liabilities	11,452	—
Other long-term liabilities	1,294	2,802
Total Other long-term liabilities	$55,339	$43,509

Note I - Leases
We determine if a contract or arrangement meets the definition of a lease at inception. Kforce leases property for our field offices as well as certain office equipment. We adopted the new lease standard using the optional transition method in the period of adoption as of January 1, 2019, without retrospective application to comparative periods. We recorded approximately $17.6 million of right-of-use (“ROU”) assets and $21.0 million of lease liabilities on our consolidated balance sheet on January 1, 2019 related to operating leases. The difference between the ROU assets and lease liabilities balances relates to the lease incentive liabilities as of December 31, 2018 in accordance with the previous lease accounting guidance. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption. ROU assets for operating leases are recorded within Other assets, net and operating lease liabilities are recorded within Other current liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Unaudited Condensed Consolidated Balance Sheet. Operating lease additions are disclosed as a non-cash transaction in Note N - "Supplemental Cash Flow Information" and the amortization of the ROU assets is reflected as Noncash lease expense within operating activities in the Unaudited Condensed Consolidated Statement of Cash Flows. We elected the package of practical expedients and did not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the hindsight practical expedient.
Finance leases are not significant to our operations as of and for the three months ended March 31, 2019.
Operating Leases
We elected not to separate lease and non-lease components when determining the consideration in the contract. ROU assets and lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. If there is no rate implicit in the lease, we use our incremental borrowing rate in the present value calculation, which is based on our collateralized borrowing rate and determined based on the terms of our leases and the economic environment in which they exist. Our weighted-average discount rate was 4.00% on March 31, 2019. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
Our lease terms typically range from three to five years with one or more options to renew with similar terms. The exercise of renewal options is at our sole discretion and is included in the lease term if we are reasonably certain that the renewal option will be exercised. Our weighted-average remaining lease term was 3.5 years on March 31, 2019.
We elected the short term practical expedient for any leases with an initial term of 12 months or less and did not recognize ROU assets or lease liabilities for those leases.
Certain of our operating leases require variable payments of property taxes, insurance and common area maintenance, in addition to base rent. Variable lease costs, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred.

The following table presents operating lease expense included in selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2019 (in thousands):

Three Months Ended
Lease Cost	March 31, 2019
Operating lease expense	$1,768
Variable lease costs	382
Short term lease expense	180
Sublease income	(106)
Total operating lease expense	$2,224

The following table presents the maturities of operating lease liabilities as of March 31, 2019 (in thousands):

Remainder of 2019	$4,725
2020	5,855
2021	3,431
2022	1,832
2023	1,590
2024	740
Thereafter	459
Total maturities of operating lease liabilities	18,632
Less: Interest	1,319
Total operating lease liabilities	$17,313
The following table presents the expected future contractual operating lease obligations as of December 31, 2018 (in thousands):

2019	$6,994
2020	6,177
2021	3,731
2022	2,142
2023	1,745
Thereafter	1,199
Total future contractual operating lease obligations	$21,988

Note J - Employee Benefit Plans
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
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$65	$338
Interest cost	151	117
Net periodic benefit cost	$216	$455
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of March 31, 2019 and December 31, 2018 was $15.3 million and $15.0 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2019. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2019.

Note K - Stock Incentive Plans
On April 23, 2019, the Kforce shareholders approved the 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2019 Plan is approximately 2.8 million shares. The 2019 Plan terminates on April 23, 2029. Prior to the effective date of the 2019 Plan, the Company granted stock awards to eligible participants under our 2017 Stock Incentive Plan, 2016 Stock Incentive Plan and 2013 Stock Incentive Plan (collectively the “Prior Plans”). As of the effective date of the 2019 Plan, no additional awards may be granted pursuant to the Prior Plans; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the Prior Plans.
During the three months ended March 31, 2019 and 2018, stock-based compensation expense from continuing operations was $2.5 million and $2.2 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals. Restricted stock granted during the three months ended March 31, 2019 will vest over a period of ten years, with equal vesting annually.
RSAs contain the same voting rights as other common stock as well as the right to forfeitable dividends in the form of additional RSAs at the same rate as the cash dividend on common stock and containing the same vesting provisions as the underlying award. RSUs contain no voting rights, but have the right to forfeitable dividend equivalents in the form of additional RSUs at the same rate as the cash dividend on common stock and the same vesting provisions as the underlying award. The distribution of shares of common stock for each RSU, pursuant to the terms of the Kforce Inc. Director’s Restricted Stock Unit Deferral Plan, can be deferred to a date later than the vesting date if an appropriate election is made. In the event of such deferral, vested RSUs have the right to dividend equivalents.
The following table presents the restricted stock activity for the three months ended March 31, 2019 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2018	1,320	$24.94
Granted	12	$30.72
Forfeited	(8)	$24.63
Vested	(8)	$20.15	$308
Outstanding at March 31, 2019	1,316	$25.02
The weighted-average grant date fair value at December 31, 2018 has been updated in the table above to correct an immaterial reporting error in our 2018 Annual Report on Form 10-K.
As of March 31, 2019, total unrecognized stock-based compensation expense related to restricted stock was $26.9 million, which will be recognized over a weighted-average remaining period of 3.8 years.

Note L - Derivative Instrument and Hedging Activity
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
The Swap has been designated as a cash flow hedge and was effective as of March 31, 2019. The change in the fair value of the Swap was recorded as a component of Accumulated other comprehensive income in the Unaudited Condensed Consolidated Balance Sheets.
The following table sets forth the activity in the accumulated derivative instrument gain for the three months ended March 31, 2019 (in thousands):

Accumulated derivative instrument gain, beginning of period	$900
Net change associated with current period hedging transactions	(375)
Accumulated derivative instrument gain, end of period	$525

Note M - Fair Value Measurements
Kforce’s interest rate swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate, which are considered to be Level 2 inputs. The Swap is recorded in Other assets, net within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note L - “Derivative Instrument and Hedging Activity” for a complete discussion of the Firm’s derivative instrument.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2019
Recurring basis:
Interest rate swap derivative instrument	$525	$—	$525	$—
At December 31, 2018
Recurring basis:
Interest rate swap derivative instrument	$900	$—	$900	$—
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2019.

Note N - Supplemental Cash Flow Information
The following table provides information regarding supplemental cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash Paid During the Period For:
Income taxes	$184	$89
Interest, net	627	1,343
Operating lease liabilities	1,836	—
Non-Cash Financing and Investing Transactions:
ROU assets obtained from new operating leases	$817	$—
Unsettled repurchases of common stock	369	—
Employee stock purchase plan	140	132
Shares tendered in payment of exercise price of stock options	—	46
During the three months ended March 31, 2018, cash provided by operating activities included the receipt of an income tax refund in the amount of $6.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
During the three months ended March 31, 2019, management announced that Kforce entered into a definitive agreement to sell KGS and is exploring strategic alternatives for TraumaFX®. KGS and TraumaFX® comprised the Firm’s GS segment, which was included in discontinued operations in the consolidated financial statements for the three months ended March 31, 2019 and 2018. Refer to Note B - “Assets Held For Sale and Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. Except as specifically noted, our discussions below exclude any activity related to the GS segment, which is addressed separately in the discussion of income from discontinued operations, net of tax, and certain prior year amounts have been reclassified to conform to current year presentation.
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2019, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the three months ended March 31, 2019 increased 2.9% (4.6% on a billing day basis) to $326.7 million from $317.4 million in the comparable period in 2018.
•Flex revenue for the three months ended March 31, 2019 increased 2.9% (4.6% on a billing day basis) over the comparable period in 2018. Flex revenue increased 8.1% for Tech (9.8% on a billing day basis) and decreased 13.1% for FA (11.7% on a billing day basis).
•Direct Hire revenue for the three months ended March 31, 2019 increased 3.2% to $11.8 million from $11.4 million in the comparable period in 2018.
•Flex gross profit margin for the three months ended March 31, 2019 decreased 70 basis points to 25.8% from 26.5% in the comparable period in 2018. For the three months ended March 31, 2019, Flex gross profit decreased 80 basis points and 10 basis points for Tech and FA, respectively.
•SG&A as a percentage of revenue for the three months ended March 31, 2019 decreased to 24.4% from 24.8% in the comparable period in 2018. SG&A expenses for the three months ended March 31, 2019 include $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture, which negatively impacted SG&A. The overall improvement in SG&A was primarily due to an improvement in associate productivity, lower overall headcount and a continued focus on expense discipline.
•Income from continuing operations for the quarter ended March 31, 2019 of $8.0 million, or $0.32 per share, remained flat as compared to the quarter ended March 31, 2018. The aforementioned severance and other costs negatively impacted EPS from continuing operations.
•The total amount outstanding under our Credit Facility as of March 31, 2019 was $82.5 million, which increased $10.7 million from December 31, 2018, due to the amount of capital returned to our shareholders in the first quarter of 2019.
•The Firm returned $19.0 million of capital to our shareholders in the form of a quarterly dividend of $4.4 million, or $0.18 per share, and common stock repurchases of $14.6 million during the three months ended March 31, 2019.
•Cash provided by operating activities was $11.8 million during the three months ended March 31, 2019 compared to $10.3 million for the three months ended March 31, 2018.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to clients through our Tech and FA segments. Kforce provides staffing services and solutions on both a temporary (“Flex”) and permanent (“Direct Hire”) basis. We operate through our corporate headquarters in Tampa, Florida with approximately 50 field offices located throughout the United States. As of March 31, 2019, Kforce employed nearly 2,400 associates and more than 10,300 consultants on assignment.
Kforce serves clients across many industries and geographies as well as companies of all sizes with a particular focus on Fortune 1000 and similarly-sized companies. We believe that our portfolio of service offerings are a key contributor to our long-term financial stability.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which have continued to be positive during 2019, based on data published by the Bureau of Labor Statistics and Staffing Industry Analysts. The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate were 2.0% and 4.1%, respectively, in March 2019. Total non-farm employment was up 1.5% year-over-year as of March 2019, and temporary help employment was up 3.8% for the same period. In addition, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was 2.0% in March 2019. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the demand environment in which we are operating.
Operating Results - Three Months Ended March 31, 2019 and 2018
The following table presents, as a percentage of revenue, certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended
	March 31,
	2019	2018
Revenue by segment:
Tech	78.2%	74.5%
FA	21.8	25.5
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	96.4%	96.4%
Direct Hire	3.6	3.6
Total Revenue	100.0%	100.0%
Gross profit	28.5%	29.2%
Selling, general and administrative expenses	24.4%	24.8%
Depreciation and amortization	0.5%	0.6%
Income from operations	3.6%	3.8%
Income from continuing operations, before income taxes	3.3%	3.4%
Income from continuing operations	2.4%	2.5%
Income from discontinued operations, net of tax	5.8%	0.4%
Net income	8.2%	2.9%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Tech
Flex revenue	$250,216	8.1%	$231,496
Direct Hire revenue	5,427	8.5%	5,001
Total Tech revenue	$255,643	8.1%	$236,497
FA
Flex revenue	$64,765	(13.1)%	$74,550
Direct Hire revenue	6,330	(1.0)%	6,394
Total FA revenue	$71,095	(12.2)%	$80,944

Total Flex revenue	$314,981	2.9%	$306,046
Total Direct Hire revenue	11,757	3.2%	11,395
Total Revenue	$326,738	2.9%	$317,441
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q1 2019	Q4 2018	Q3 2018	Q2 2018	Q1 2018
Billing Days	63	62	63	64	64
Tech Flex	9.8%	9.0%	10.3%	9.8%	6.7%
FA Flex	(11.7)%	(11.7)%	(11.8)%	(9.4)%	(7.9)%
Total Flex	4.6%	3.6%	4.5%	4.7%	2.8%

Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our largest segment, Tech, increased during the three months ended March 31, 2019 by 9.8% per billing day as compared to the same period in 2018. We believe the secular drivers of technology spend remain intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. Our belief in the strength in the demand environment within Tech Flex has not changed.
Our FA segment experienced a decrease in Flex revenue of 11.7% per billing day during the three months ended March 31, 2019 as compared to the same period in 2018. Despite the lower volume of new assignments within FA Flex compared to our expectations, we continue to make progress with our FA transformation initiative to focus our efforts on higher skillset opportunities as evidenced by the increase in average bill rates within FA Flex of 7.4% year over year.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2019 vs. March 31, 2018
	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$11,260	$(14,380)
Bill rate	8,382	4,470
Billable expenses	(922)	125
Total change in Flex revenue	$18,720	$(9,785)

The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Tech	3,335	4.9%	3,178
FA	1,772	(19.3)%	2,196
Total Flex hours billed	5,107	(5.0)%	5,374
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee. We do not plan to make material investments in Direct Hire in the near future.
Direct Hire revenue increased 3.2% during the three months ended March 31, 2019 as compared to the same period in 2018.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2019 vs. March 31, 2018
	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$401	$(1,162)
Placement fee	25	1,098
Total change in Direct Hire revenue	$426	$(64)
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Tech	300	7.9%	278
FA	470	(18.3)%	575
Total number of placements	770	(9.7)%	853
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Tech	$18,106	0.5%	$18,021
FA	$13,447	21.0%	$11,115
Total average placement fee	$15,260	14.2%	$13,362

Gross Profit. Gross profit is calculated by deducting direct costs (primarily consultant compensation, payroll taxes, payroll-related insurance and certain fringe benefits, as well as subcontractor costs) from total revenue. There are no consultant payroll costs associated with Direct Hire placements, thus all Direct Hire revenue increases gross profit by the full amount of the placement fee.

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Tech	26.9%	(2.5)%	27.6%
FA	34.3%	2.1%	33.6%
Total gross profit percentage	28.5%	(2.4)%	29.2%
The change in total gross profit percentage for the three months ended March 31, 2019 as compared to the same period in 2018, is primarily the result of a decline in Flex gross profit.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate.
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Tech	25.3%	(3.1)%	26.1%
FA	27.8%	(0.4)%	27.9%
Total Flex gross profit percentage	25.8%	(2.6)%	26.5%
Flex gross profit percentage decreased 70 basis points for the three months ended March 31, 2019 as compared to the same period in 2018.
•Tech Flex gross profit margin decreased 80 basis points for the three months ended March 31, 2019 as compared to the same period in 2018, primarily due to compression in bill and pay spreads and changes in the mix of revenues amongst our customers. Bill rates within Tech Flex improved 3.5% for the three months ended March 31, 2019 and our pay rates increased at a slightly greater pace given the candidate-constrained environment.
•FA Flex gross profit margin decreased 10 basis points for the three months ended March 31, 2019 as compared to the same period in 2018.
Kforce continues to focus on training our revenue-generating associates on effective pricing and optimizing the spread between bill rates and pay rates. We believe this will serve to obtain the optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2019 vs. March 31, 2018
	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$4,882	$(2,725)
Profitability impact	(1,862)	(18)
Total change in Flex gross profit	$3,020	$(2,743)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.5% for the three months ended March 31, 2019 as compared to 83.9% for the comparable period in 2018. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.

The following table presents components of SG&A as a percentage of revenue (in thousands):

	2019	% of Revenue	2018	% of Revenue
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$66,635	20.4%	$66,090	20.8%
Other (1)	13,178	4.0%	12,707	4.0%
Total SG&A	$79,813	24.4%	$78,797	24.8%
(1) Balances in “other” include bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 40 basis points for the three months ended March 31, 2019 as compared to the same period in 2018. Included in the three months ended March 31, 2019 was approximately $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture, which negatively impacted SG&A as a percentage of revenue. The overall improvement in SG&A leverage is primarily a result of an improvement in associate productivity, lower overall headcount and a continued focus on expense discipline.
The Firm continues to focus on improving the productivity of our associates and exercising solid expense discipline to generate future leverage in SG&A with revenue growth.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended March 31,
	2019	Increase (Decrease)	2018
Fixed asset depreciation (includes finance leases)	$1,323	(12.4)%	$1,510
Capitalized software amortization	327	35.7%	241
Total Depreciation and amortization	$1,650	(5.8)%	$1,751
Other Expense, Net. Other expense, net for the three months ended March 31, 2019 and 2018 was $0.9 million and $1.3 million, respectively, and consists primarily of interest expense related to outstanding borrowings under our Credit Facility.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the three months ended March 31, 2019 and 2018 was 26.1% and 25.0%, respectively.
Income from Discontinued Operations, Net of Tax. During the three months ended March 31, 2019, management announced that Kforce entered into a definitive agreement to sell KGS and is exploring strategic alternatives for TraumaFX®. KGS and TraumaFX® comprised the Firm’s GS segment. We determined that the GS segment was a disposal group held for sale as of March 31, 2019. As such, GS was included as discontinued operations for the three months ended March 31, 2019 and 2018. Refer to Note B - “Assets Held For Sale and Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.
The effective tax rate for discontinued operations for the three months ended March 31, 2019 and 2018 was (2,043.7)% and 25.8%, respectively. During three months ended March 31, 2019, we were required to record an income tax benefit of $18.5 million, which relates to the excess of the outside tax basis in the equity of KGS over the amount of the inside basis in the assets of KGS.
On April 1, 2019, Kforce completed the sale of all the issued and outstanding stock of Kforce Government Holdings, Inc., including its wholly-owned subsidiary KGS, to ManTech International Corporation for a cash purchase price of $115.0 million, subject to a post-closing working capital adjustment. We expect a gain on the sale, net of transaction costs, of approximately $72.0 million. The transaction costs are expected to total approximately $9.5 million and primarily include legal fees, commissions, transaction bonuses and accelerated stock-based compensation expense triggered by a change in control of KGS. The Firm does not expect to pay any income tax on this transaction due to it being structured as a stock sale and Kforce’s significant outside tax basis, which has been recognized as a deferred tax asset in accordance with GAAP as of March 31, 2019, as discussed above. The gain on the sale of KGS and the reversal of the related deferred tax asset and income tax benefit of $18.5 million will be recorded in discontinued operations during the three months ended June 30, 2019.
While the sale of KGS did not include TraumaFX®, management announced on March 1, 2019 that it is exploring strategic alternatives for TraumaFX® which includes, but is not limited to, a potential sale of the business. This process is continuing and there can be no assurance of any particular outcome. The conclusion of the process is expected to occur within the next year.

Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free Cash Flow is limited, however, because it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to our Unaudited Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2019 and 2018, Free Cash Flows includes results from discontinued operations.
The following table presents Free Cash Flow (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net income	$26,855	$9,175
Non-cash provisions and other	(9,632)	5,445
Changes in operating assets/liabilities	(5,434)	(4,370)
Net cash provided by operating activities	11,789	10,250
Capital expenditures	(1,496)	(1,469)
Free cash flow	10293	8781
Change in debt	10,700	6,677
Repurchases of common stock	(14,875)	(12,038)
Cash dividend	(4,406)	(2,973)
Other	(1,565)	(569)
Change in cash and cash equivalents	$147	$(122)
Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before income from discontinued operations, net of taxes, depreciation and amortization, stock-based compensation expense, interest expense, net and income tax expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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

The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2019	2018
Three Months Ended March 31,
Net income	$26,855	$9,175
Income from discontinued operations, net of tax	18,881	1,190
Income from continuing operations	7,974	7,985
Depreciation and amortization	1,650	1,751
Stock-based compensation expense	2,534	2,184
Interest expense, net	923	1,297
Income tax expense	2,816	2,660
Adjusted EBITDA from continuing operations	$15,897	$15,877
Adjusted EBITDA from continuing operations for the three months ended March 31, 2019 was negatively impacted by $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. At March 31, 2019, Kforce had $141.3 million in working capital compared to $140.6 million at December 31, 2018.
Cash Flows
We are principally focused on achieving an appropriate balance of cash flow across several areas of opportunity such as: generating positive cash flow from operating activities; returning capital to our shareholders through our quarterly dividends and common stock repurchase program; maintaining appropriate leverage under our Credit Facility; investing in our infrastructure to allow sustainable growth via capital expenditures; and maintaining sufficient liquidity to complete acquisitions and/or other strategic investments.
As previously discussed, the GS segment has been reflected as discontinued operations. For the three months ended March 31, 2019, the total operating and investing cash flows from discontinued operations were $5.7 million and $0.1 million, respectively. For the three months ended March 31, 2018, the total operating and investing cash flows from discontinued operations were $0.5 million and $0.4 million, respectively. The absence of cash flows from the GS segment is not expected to have a significant effect on the future liquidity, financial position or capital resources of Kforce. The accompanying Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations).
Cash provided by operating activities was $11.8 million during the three months ended March 31, 2019 compared to $10.3 million during the three months ended March 31, 2018. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our associate and consultant compensation. The increase is primarily due to increasing levels of profitability and improved collections of our accounts receivable.
Cash used in investing activities was $2.5 million during the three months ended March 31, 2019 compared to $1.5 million in the three months ended March 31, 2018, which includes capital expenditures. Cash provided by investing activities during the three months ended June 30, 2019 will include the proceeds from the previously mentioned sale of KGS.
Cash used in financing activities was $9.1 million during the three months ended March 31, 2019 compared to $8.9 million during the three months ended March 31, 2018. This was primarily driven by an increase in proceeds from our Credit Facility offset by an increase in cash used for repurchases of common stock and dividends for the three months ended March 31, 2019.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Three Months Ended March 31,
	2019	2018
Open market repurchases	$14,775	$9,565
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	100	2,473
Total cash flow impact of common stock repurchases	$14,875	$12,038

Cash paid in current period for settlement of prior year repurchases	$556	$3,323

During the three months ended March 31, 2019 and 2018, Kforce declared and paid quarterly dividends of $4.4 million ($0.18 per share) and $3.0 million ($0.12 per share), respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
Under the Credit Facility, our maximum borrowing capacity of $300.0 million which, subject to certain conditions and participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million in the form of revolving credit loans, swingline loans and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. As of March 31, 2019 and December 31, 2018, $82.5 million and $71.8 million was outstanding, respectively.
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of March 31, 2019, Kforce was not limited in making distributions and executing repurchases of its equity securities.
On April 21, 2017, Kforce entered into the Swap with Wells Fargo to mitigate the risk of rising interest rates and the Swap has been designated as a cash flow hedge. As of March 31, 2019 and December 31, 2018, the fair value of the Swap asset was $0.5 million and $0.9 million, respectively. Refer to Note L - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility.
In connection with our Credit Facility, Kforce entered into the First Amendment and Consent, by and among, Kforce and its subsidiaries, Wells Fargo, National Association, and the other lenders thereto (the “Credit Facility Amendment”) on
February 28, 2019. The Credit Facility Amendment amended certain provisions of the Credit Facility to permit (i) the GS divestiture and (ii) increased flexibility to make investments in partnerships and ventures and funding of our SERP. Kforce does not expect the GS divestiture to affect future compliance with Kforce’s covenants under the Credit Facility.
Stock Repurchases
In March 2019, in anticipation of using the net cash proceeds from the KGS divestiture and allowing flexibility to utilize our free cash flow to repurchase shares, the Board approved an increase in our stock repurchase authorization bringing the then available balance to $150.0 million. During the three months ended March 31, 2019, Kforce repurchased approximately 430 thousand shares of common stock on the open market at a total cost of approximately $14.6 million. As of March 31, 2019 and December 31, 2018, $147.5 million and $92.9 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.
Off-Balance Sheet Arrangements
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to our off-balance sheet arrangements previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Contractual Obligations and Commitments
Other than those changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2018 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.
NEW ACCOUNTING STANDARDS
Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report for a discussion of new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
ITEM 1A.  RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In March 2019, the Board approved an increase in our stock repurchase authorization bringing the then available authorization to $150.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	181,832	$32.09	181,832	$87,105,640
February 1, 2019 to February 28, 2019	14,135	$33.92	11,530	$86,725,802
March 1, 2019 to March 31, 2019	236,216	$35.45	236,216	$147,477,881
Total	432,183	$33.98	429,578	$147,477,881
(1) Includes 2,605 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period February 1, 2019 to February 28, 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
None.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1*	Stock Purchase Agreement, dated February 28, 2019, by and among ManTech International Corporation, Kforce Government Solutions, Inc., Kforce Government Holdings, Inc., and Kforce, Inc.
10.2*	Amendment No. 1 to the Stock Purchase Agreement, dated March 29, 2019, by and among ManTech International Corporation, Kforce Government Solutions, Inc., Kforce Government Holdings, Inc., and Kforce, Inc.
10.3	Kforce Inc. 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-231073) filed with the SEC on April 26, 2019.
10.4	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan.
10.5	First Amendment and Consent, dated February 28, 2019, between Kforce Inc. and its subsidiaries, Wells Fargo Bank, National Association, and the other lenders thereto.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended March 31, 2019, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
*Confidential portions of this exhibit have been omitted from the exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date:	May 2, 2019	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2019	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)