Form 10-Q
period 2019-06-30
KFORCE INC
filed 2019-08-01
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-26058
_________________________________________________________________

Kforce Inc.
Exact name of registrant as specified in its charter
_______________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of July 29, 2019 was 24,255,086.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to “the Registrant,” “Kforce,” “the Company,” “we,” “the Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions, divestitures and investments, effects of interest rate variations, financing needs or plans, funding of employee benefit plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, estimates concerning our ability to collect on our trade accounts receivable, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$338,861	$329,535	$665,599	$646,976
Direct costs	237,835	229,315	471,397	454,247
Gross profit	101,026	100,220	194,202	192,729
Selling, general and administrative expenses	78,017	76,901	157,830	155,698
Depreciation and amortization	1,542	1,692	3,192	3,443
Income from operations	21,467	21,627	33,180	33,588
Other expense, net	403	1,258	1,326	2,602
Income from continuing operations, before income taxes	21,064	20,369	31,854	30,986
Income tax expense	4,988	5,196	7,804	7,856
Income from continuing operations	16,076	15,173	24,050	23,130
Income from discontinued operations, net of tax	58,783	1,099	77,664	2,317
Net income	74,859	16,272	101,714	25,447
Other comprehensive (loss) income:
Change in fair value of interest rate swap, net of tax	(478)	180	(758)	697
Comprehensive income	$74,381	$16,452	$100,956	$26,144

Earnings per share – basic:
Continuing operations	$0.67	$0.61	$0.99	$0.94
Discontinued operations	2.46	0.05	3.21	0.09
Earnings per share – basic	$3.13	$0.66	$4.20	$1.03
Earnings per share – diluted:
Continuing operations	$0.66	$0.60	$0.97	$0.92
Discontinued operations	2.40	0.05	3.14	0.09
Earnings per share – diluted	$3.06	$0.65	$4.11	$1.01

Weighted average shares outstanding – basic	23,901	24,705	24,207	24,744
Weighted average shares outstanding – diluted	24,458	25,178	24,745	25,142
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$65,047	$112
Trade receivables, net of allowances of $3,039 and $2,800, respectively	225,810	210,559
Income tax refund receivable	218	319
Prepaid expenses and other current assets	8,692	7,699
Current assets held for sale	—	29,773
Total current assets	299,767	248,462
Fixed assets, net	29,095	34,322
Other assets, net	66,045	36,664
Deferred tax assets, net	6,238	7,147
Goodwill	25,040	25,040
Noncurrent assets held for sale	—	28,273
Total assets	$426,185	$379,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$35,855	$32,542
Accrued payroll costs	41,008	39,384
Current portion of operating lease liabilities	5,931	—
Other current liabilities	1,405	1,616
Income taxes payable	5,611	4,553
Current liabilities held for sale	—	12,263
Total current liabilities	89,810	90,358
Long-term debt – credit facility	65,000	71,800
Long-term debt – other	909	1,359
Other long-term liabilities	55,610	43,509
Noncurrent liabilities held for sale	—	4,551
Total liabilities	211,329	211,577
Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 share authorized, 71,865 and 71,856 issued and outstanding, respectively	719	719
Additional paid-in capital	454,071	447,337
Accumulated other comprehensive income	706	1,296
Retained earnings	329,760	237,308
Treasury stock, at cost; 47,293 and 45,822 shares, respectively	(570,400)	(518,329)
Total stockholders’ equity	214,856	168,331
Total liabilities and stockholders’ equity	$426,185	$379,908
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
Net income	—	—	—	—	26,855	—	—	26,855
Reclassification of stranded tax effects (Note A)	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividends, net of forfeitures	4	—	233	—	(233)	—	—	—
Stock-based compensation expense	—	—	2,620	—	—	—	—	2,620
Employee stock purchase plan	—	—	86	—	—	(5)	54	140
Dividends ($0.18 per share)	—	—	—	—	(4,406)	—	—	(4,406)
Change in fair value of interest rate swap, net of tax benefit of $95	—	—	—	(280)	—	—	—	(280)
Repurchases of common stock	—	—	—	—	—	432	(14,688)	(14,688)
Balance, March 31, 2019	71,860	719	450,276	1,184	259,356	46,249	(532,963)	178,572
Net income	—	—	—	—	74,859	—	—	74,859
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	177	—	(177)	—	—	—
Stock-based compensation expense	—	—	3,524	—	—	—	—	3,524
Employee stock purchase plan	—	—	94	—	—	(4)	49	143
Dividends ($0.18 per share)	—	—	—	—	(4,278)	—	—	(4,278)
Change in fair value of interest rate swap, net of tax benefit of $162	—	—	—	(478)	—	—	—	(478)
Repurchases of common stock	—	—	—	—	—	1,048	(37,486)	(37,486)
Balance, June 30, 2019	71,865	$719	$454,071	$706	$329,760	47,293	$(570,400)	$214,856
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2017	71,494	$715	$437,394	$100	$195,143	45,167	$(499,075)	$134,277
Net income	—	—	—	—	9,175	—	—	9,175
Cumulative effect of revenue recognition accounting standard, net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividends, net of forfeitures	63	1	166	—	(167)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	2,260	—	—	—	—	2,260
Employee stock purchase plan	—	—	71	—	—	(6)	61	132
Dividends ($0.12 per share)	—	—	—	—	(2,973)	—	—	(2,973)
Change in fair value of interest rate swap, net of tax of $176	—	—	—	517	—	—	—	517
Repurchases of common stock	—	—	—	—	—	319	(8,715)	(8,715)
Balance, March 31, 2018	71,562	716	439,937	617	200,999	45,481	(507,775)	134,494
Net income	—	—	—	—	16,272	—	—	16,272
Issuance for stock-based compensation and dividends, net of forfeitures	34	—	158	—	(158)	—	—	—
Stock-based compensation expense	—	—	2,292	—	—	—	—	2,292
Employee stock purchase plan	—	—	73	—	—	(5)	56	129
Dividends ($0.12 per share)	—	—	—	—	(2,970)	—	—	(2,970)
Change in fair value of interest rate swap, net of tax of $61	—	—	—	180	—	—	—	180
Repurchases of common stock	—	—	—	—	—	3	(91)	(91)
Balance, June 30, 2018	71,596	$716	$442,460	$797	$214,143	45,479	$(507,810)	$150,306
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$101,714	$25,447
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of discontinued operations	(80,004)	—
Deferred income tax provision, net	1,735	(498)
Provision for bad debts	797	961
Depreciation and amortization	3,623	4,172
Stock-based compensation expense	5,050	4,552
Defined benefit pension plan expense	431	910
(Gain) loss on deferred compensation plan investments, net	(10)	248
Loss on disposal or impairment of property and equipment	970	22
Contingent consideration liability remeasurement	459	—
Noncash lease expense	3,187	—
Other	177	178
(Increase) decrease in operating assets
Trade receivables, net	(12,829)	(14,179)
Income tax refund receivable	101	6,170
Prepaid expenses and other current assets	(1,321)	(1,904)
Other assets, net	(2,049)	101
Increase (decrease) in operating liabilities
Accounts payable and other accrued liabilities	2,333	3,841
Accrued payroll costs	1,298	2,403
Income taxes payable	753	5,387
Other long-term liabilities	(4,085)	448
Cash provided by operating activities	22,330	38,259
Cash flows from investing activities:
Capital expenditures	(4,184)	(3,116)
Equity method investment	(7,500)	—
Net proceeds from the sale of assets held for sale	122,696	—
Cash provided by (used in) investing activities	111,012	(3,116)
Cash flows from financing activities:
Proceeds from credit facility	80,100	334,600
Payments on credit facility	(86,900)	(350,523)
Payments on other financing arrangements	(875)	(1,054)
Repurchases of common stock	(51,546)	(12,129)
Cash dividends	(8,684)	(5,943)
Payment of contingent consideration liability	(477)	—
Other	(25)	—
Cash used in financing activities	(68,407)	(35,049)
Change in cash and cash equivalents	64,935	94
Cash and cash equivalents, beginning of period	112	379
Cash and cash equivalents, end of period	$65,047	$473

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For:
Income taxes (1)	$8,447	$4,343
Operating lease liabilities	4,025	—
Interest, net	788	2,199
Non-Cash Financing and Investing Transactions:
Contingent contribution for equity method investment	$1,500	$—
ROU assets obtained from new operating leases	1,355	—
Unsettled repurchases of common stock	1,183	—
Employee stock purchase plan	283	261
Equipment acquired under finance leases	192	424
Shares tendered in payment of exercise price of stock options	—	46
(1) During the six months ended June 30, 2018, cash provided by operating activities includes the receipt of an income tax refund in the amount of $6.8 million.
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
Certain prior year amounts have been reclassified to conform with the current period presentation for amounts related to discontinued operations. Refer to Note B - “Discontinued Operations” for further information.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. References in this document to “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for doubtful accounts; income taxes; self-insured liabilities for workers’ compensation and health insurance; obligations for the pension plan and goodwill and any related impairment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Cash and Cash Equivalents
All highly liquid investments with original maturity dates of three months or less at the time of purchase are classified as cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value because of the short-term nature of these instruments. Our cash equivalents are held in government money market funds and at times may exceed federally insured limits.

Equity Method Investment
In June 2019, we entered into a joint venture whereby Kforce has a 50% ownership in WorkLLama, LLC ("WorkLLama"). WorkLLama has and continues to develop the technology for a SaaS platform focused on consultant engagement and referral technologies; we believe our involvement in this joint venture will enhance our opportunities to efficiently and effectively identify and place consultants on assignment. Our non-controlling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, the carrying value is at cost and adjusted for our proportionate share of earnings or losses.
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional future cash contributions that are contingent upon WorkLLama's achievement of certain operational and financial milestones, which are centered around the market acceptance of their technologies and success with Kforce's internal objectives. While there is uncertainty as to the attainment of these milestones given the joint venture is in the early stages of its evolution, we believe that $1.5 million of the maximum $15.0 million future contingent contributions is probable and, thus, have recorded this amount in Accounts payable and other accrued liabilities at June 30, 2019. At June 30, 2019, the balance of the investment in WorkLLama of $9.0 million was included in Other assets, net, which includes our initial cash contribution of $7.5 million and the $1.5 million probable contingent contribution.
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
For the three and six months ended June 30, 2019, 557 thousand and 538 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2018, 473 thousand and 398 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2019 and 2018, there were insignificant anti-dilutive common stock equivalents.

New Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the FASB issued authoritative guidance regarding a customer's accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The amendment aligns the requirements for capitalizing these implementation costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and defer these costs over the non-cancelable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised. This amendment also requires entities to present cash flows, capitalized costs and amortization expense in the same financial statement line items as the service costs incurred for such arrangements. The guidance is effective for fiscal periods beginning after December 15, 2019 with retrospective application or prospective to all implementation costs incurred after the date of adoption. We early adopted this standard effective January 1, 2019, using the prospective method. Our hosting arrangements that are service contracts relate to technology solutions applicable to our business. Historically, these implementation costs were recorded as capital expenditures within investing cash flows and the capitalized costs were included in Other assets, net in the consolidated balance sheets. Due to the adoption of this standard and effective January 1, 2019, these implementation costs are recorded within operating cash flows. Capitalized costs are recorded in Prepaids and other current assets if expected to be recognized within one year and Other assets, net, if over one year, in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2019, implementation costs capitalized were $0.2 million, with no accumulated amortization or amortization expense recorded during the three and six months ended June 30, 2019.
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
In August 2017, the FASB issued authoritative guidance targeting improvements to accounting for hedging activities, which expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship. The guidance is effective for annual periods beginning after December 15, 2018. We adopted this standard as of January 1, 2019 using the modified retrospective approach with no cumulative adjustment required. Additionally, we adopted the presentation and disclosure requirements using the prospective method as required. Refer to Note L - “Derivative Instrument and Hedging Activity” for the additional disclosures of the Firm’s derivative instrument.
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The guidance is effective for annual periods beginning after December 15, 2018. We adopted this standard using the optional transition method as of January 1, 2019, without retrospective application to comparative periods. Refer to Note I - "Leases" for additional accounting policy and transition disclosures related to our operating leases.
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

In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a current expected credit loss model, which measures credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. The guidance requires adoption using a modified retrospective approach. We are currently evaluating the potential impact on our consolidated financial statements, especially with respect to our disclosures.
Note B - Discontinued Operations
During the three months ended March 31, 2019, management committed to a plan to divest of our Government Solutions ("GS") segment as a result of the Firm's decision to focus solely on the commercial technical and professional staffing services and solutions space. The GS segment consisted of Kforce Government Solutions, Inc. (“KGS”), our federal government solutions business, and TraumaFX® Solutions, Inc. ("TFX"), our federal government product business.
On April 1, 2019, Kforce completed the sale of all the issued and outstanding stock of Kforce Government Holdings, Inc., including its wholly-owned subsidiary KGS, to ManTech International Corporation for a cash purchase price of $115.0 million. The gain on the sale of KGS, net of transaction costs, was $72.3 million. Total transaction costs were $9.6 million, which primarily includes legal and broker fees, transaction bonuses and accelerated stock-based compensation expense triggered by a change in control of KGS.
On June 7, 2019, Kforce completed the sale of all the issued and outstanding stock of TFX to an unaffiliated third party for a cash purchase price of $18.4 million, subject to a post-closing working capital adjustment. Our gain on the sale of TFX, net of transaction costs, was $7.7 million and total transaction costs were $2.2 million, which primarily includes legal and broker fees and transaction bonuses. Due to the sale of TFX, we finalized the settlement of a contingent consideration liability related to the acquisition of TFX in 2014 and paid $0.6 million during the three months ended June 30, 2019.
Since the dispositions, Kforce has no significant continuing involvement in the operations of KGS and TFX.
The results of operations for both KGS and TFX have been reported as discontinued operations in our consolidated financial statements prior to their disposition. The following table summarizes the line items of pretax profit for the GS segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$1,311	$29,089	$27,737	$57,941
Direct costs	479	21,826	19,494	42,999
Gross profit	832	7,263	8,243	14,942
Selling, general and administrative expenses	1,424	5,534	6,842	11,329
Depreciation and amortization	58	245	307	501
(Loss) income from discontinued operations	(650)	1,484	1,094	3,112
Gain on sale of discontinued operations	80,004	—	80,004	—
Other income (expense), net	428	(11)	(436)	(8)
Income from discontinued operations, before income taxes	79,782	1,473	80,662	3,104
Income tax expense	20,999	374	2,998	787
Income from discontinued operations, net of tax	$58,783	$1,099	$77,664	$2,317

There was no income tax obligation for the sale of KGS due to an effective tax structure and Kforce’s significant outside tax basis. Historically, Kforce was not required to record a deferred tax asset for the excess of the outside tax basis in the equity of KGS over the amount of the inside basis in the assets of KGS used for external reporting under GAAP, as it was not apparent that this deferred tax asset would be realized. During the three months ended March 31, 2019, we entered into a definitive agreement to sell the stock of KGS and recorded $18.5 million to deferred tax assets and income tax benefit since it became apparent that the temporary difference would reverse in the foreseeable future. This deferred tax asset of $18.5 million was utilized and recorded as income tax expense during the three months ended June 30, 2019.
The following table summarizes the assets and liabilities held for sale for the GS segment as of December 31, 2018 (in thousands):

ASSETS	December 31, 2018
Current assets held for sale:
Trade receivables	$24,336
Prepaid expenses and other current assets	5,437
Total Current assets held for sale	$29,773
Noncurrent assets held for sale:
Fixed assets, net	$1,496
Other assets, net	293
Deferred tax assets, net	2,604
Intangible assets	2,952
Goodwill	20,928
Total Noncurrent assets held for sale	$28,273
LIABILITIES
Current liabilities held for sale:
Accounts payable and other accrued liabilities	$6,064
Accrued payroll costs	5,878
Other current liabilities	16
Income taxes payable	305
Total Current liabilities held for sale	$12,263
Noncurrent liabilities held for sale:
Other long-term liabilities	$4,551
Total Noncurrent liabilities held for sale	$4,551
The accompanying Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). For the six months ended June 30, 2019, cash provided by operating activities and cash provided by investing activities for discontinued operations were $5.1 million and $118.9 million, respectively. For the six months ended June 30, 2018, cash used in operating activities and cash used in investing activities for discontinued operations were $2.7 million and $0.8 million, respectively.

Note C - Reportable Segments
Kforce provides services through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. Historically, and for the three and six months ended June 30, 2019 and 2018, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended June 30,
2019
Revenue	$265,305	$73,556	$338,861
Gross profit	$74,172	$26,854	$101,026
Operating expenses and other expenses			79,962
Income from continuing operations, before income taxes			$21,064
2018
Revenue	$249,763	$79,772	$329,535
Gross profit	$71,830	$28,390	$100,220
Operating expenses and other expenses			79,851
Income from continuing operations, before income taxes			$20,369
Six Months Ended June 30,
2019
Revenue	$520,948	$144,651	$665,599
Gross profit	$142,995	$51,207	$194,202
Operating expenses and other expenses			162,348
Income from continuing operations, before income taxes			$31,854
2018
Revenue	$486,260	$160,716	$646,976
Gross profit	$137,178	$55,551	$192,729
Operating expenses and other expenses			161,743
Income from continuing operations, before income taxes			$30,986

Note D - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended June 30,
2019
Revenue by type:
Flex revenue	$259,707	$65,647	$325,354
Direct Hire revenue	5,598	7,909	13,507
Total Revenue	$265,305	$73,556	$338,861
2018
Revenue by type:
Flex revenue	$244,509	$72,490	$316,999
Direct Hire revenue	5,254	7,282	12,536
Total Revenue	$249,763	$79,772	$329,535
Six Months Ended June 30,
2019
Revenue by type:
Flex revenue	$509,923	$130,412	$640,335
Direct Hire revenue	11,025	14,239	25,264
Total Revenue	$520,948	$144,651	$665,599
2018
Revenue by type:
Flex revenue	$476,005	$147,040	$623,045
Direct Hire revenue	10,255	13,676	23,931
Total Revenue	$486,260	$160,716	$646,976

Note E - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At June 30, 2019, our liability would be approximately $32.4 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $14.8 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.

Litigation
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material. Legal costs incurred in connection with loss contingencies are expensed as incurred. For other matters for which an accrual has not been made, we have not yet determined that a loss is probable or the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations or cash flows. Kforce maintains liability insurance in amounts and with such coverage and deductibles as management believes is reasonable. The principal liability risks that Kforce insures against are workers’ compensation, personal injury, bodily injury, property damage, directors’ and officers’ liability, errors and omissions, cyber liability, employment practices liability and fidelity losses. There can be no assurance that Kforce’s liability insurance will cover all events or that the limits of coverage will be sufficient to fully cover all liabilities.
Note F - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Assets held in Rabbi Trust	$33,703	$29,134
Right-of-use assets for operating leases, net	14,887	—
Equity method investment	9,000	—
Capitalized software, net	6,309	4,828
Deferred loan costs, net	1,032	1,182
Interest rate swap derivative instrument	—	900
Other non-current assets	1,114	620
Total Other assets, net	$66,045	$36,664

Note G - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and other accrued liabilities:
Accounts payable	$20,515	$18,793
Accrued liabilities	15,340	13,749
Total Accounts payable and other accrued liabilities	$35,855	$32,542
Accrued payroll costs:
Payroll and benefits	$35,052	$34,768
Health insurance liabilities	3,864	2,680
Payroll taxes	1,075	920
Workers’ compensation liabilities	1,017	1,016
Total Accrued payroll costs	$41,008	$39,384
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers (such as rebates) and other accrued liabilities.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred compensation plan	$27,857	$25,672
Supplemental executive retirement plan	15,466	15,035
Operating lease liabilities	10,941	—
Interest rate swap derivative instrument	115	—
Other long-term liabilities	1,231	2,802
Total Other long-term liabilities	$55,610	$43,509

Note I - Leases
Kforce leases property for our field offices as well as certain office equipment. We determine if a contract or arrangement meets the definition of a lease at inception. We recorded approximately $17.6 million of right-of-use (“ROU”) assets and $21.0 million of lease liabilities on our consolidated balance sheet on January 1, 2019 related to operating leases upon adoption of the new lease standard. The difference between the ROU assets and lease liabilities balances relates to the lease incentive liabilities recorded as of December 31, 2018 in accordance with the previous lease accounting guidance. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption. We elected the package of practical expedients and did not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the hindsight practical expedient. ROU assets for operating leases, net of amortization, are recorded within Other assets, net and operating lease liabilities are recorded within Other current liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Unaudited Condensed Consolidated Balance Sheet. Operating lease additions are non-cash transactions and the amortization of the ROU assets is reflected as Noncash lease expense within operating activities in the Unaudited Condensed Consolidated Statement of Cash Flows.
Finance leases are not significant to our operations as of and for the three and six months ended June 30, 2019.
Operating Leases
We elected not to separate lease and non-lease components when determining the consideration in the contract. ROU assets and lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. If there is no rate implicit in the lease, we use our incremental borrowing rate in the present value calculation, which is based on our collateralized borrowing rate and determined based on the terms of our leases and the economic environment in which they exist. Our weighted-average discount rate was 4.0% on June 30, 2019. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
Our lease terms typically range from three to five years with one or more similar options to renew. The exercise of renewal options is at our sole discretion and is included in the lease term if we are reasonably certain that the renewal option will be exercised. Our weighted-average remaining lease term was 3.5 years on June 30, 2019.
We elected the short term practical expedient for leases with an initial term of 12 months or less and did not recognize ROU assets or lease liabilities for these short term leases.
In addition to base rent, certain of our operating leases require variable payments of property taxes, insurance and common area maintenance. These variable lease costs, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred.

The following table presents operating lease expense included in selling, general and administrative expenses ("SG&A") for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$1,667	$3,435
Variable lease costs	397	779
Short term lease expense	220	400
Sublease income	(107)	(213)
Total operating lease expense	$2,177	$4,401

The following table presents the maturities of operating lease liabilities as of June 30, 2019 (in thousands):

Remainder of 2019	$2,911
2020	6,248
2021	3,834
2022	2,127
2023	1,713
2024	846
Thereafter	459
Total maturities of operating lease liabilities	18,138
Less: interest	1,266
Total operating lease liabilities	$16,872
The following table presents the expected future contractual operating lease obligations as of December 31, 2018 in accordance with the previous guidance (in thousands):

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
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$65	$338	$130	$676
Interest cost	151	117	302	234
Net periodic benefit cost	$216	$455	$432	$910
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of June 30, 2019 and December 31, 2018 was $15.5 million and $15.0 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2019. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2019.
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
During the three and six months ended June 30, 2019, stock-based compensation expense from continuing operations was $2.4 million and $5.0 million, respectively. During the three and six months ended June 30, 2018, stock-based compensation expense from continuing operations was $2.2 million and $4.4 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals. Restricted stock granted during the six months ended June 30, 2019 will vest over a period of one to ten years, with equal vesting annually.
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

The following table presents the restricted stock activity for the six months ended June 30, 2019 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2018	1,320	$24.94
Granted	56	$34.04
Forfeited	(47)	$23.03
Vested (1)	(105)	$24.72	$3,521
Outstanding at June 30, 2019	1,224	$25.44
(1) The increase in shares vested during the six months ended June 30, 2019 was due to the acceleration of stock-based compensation expense triggered by a change in control of KGS.
The weighted-average grant date fair value at December 31, 2018 has been updated in the table above to correct an immaterial reporting error in our 2018 Annual Report on Form 10-K.
As of June 30, 2019, total unrecognized stock-based compensation expense related to restricted stock was $23.9 million, which will be recognized over a weighted-average remaining period of 3.7 years.
Note L - Derivative Instrument and Hedging Activity
Kforce is exposed to interest rate risk as a result of our corporate borrowing activities. The Firm uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of rising interest rates on our variable rate debt.
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. (the “Swap”). The Swap was effective on May 31, 2017 and matures on April 29, 2022. The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The notional amount of the Swap is $65.0 million for the first three years and decreases to $25.0 million for years four and five.
The Swap has been designated as a cash flow hedge and was effective as of June 30, 2019. The change in the fair value of the Swap is recorded as a component of Accumulated other comprehensive income in the Unaudited Condensed Consolidated Balance Sheets.
The following table sets forth the activity in the accumulated derivative instrument gain (loss) for the six months ended June 30, 2019 (in thousands):

Accumulated derivative instrument gain, beginning of period	$900
Net change associated with current period hedging transactions	(1,015)
Accumulated derivative instrument loss, end of period	$(115)

Note M - Fair Value Measurements
Kforce’s interest rate swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate, which are considered to be Level 2 inputs. At June 30, 2019 and December 31, 2018, the Swap is recorded in Other long-term liabilities and Other assets, net, respectively, within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note L - “Derivative Instrument and Hedging Activity” for a complete discussion of the Firm’s derivative instrument.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2019
Recurring basis:
Interest rate swap derivative instrument	$(115)	$—	$(115)	$—
At December 31, 2018
Recurring basis:
Interest rate swap derivative instrument	$900	$—	$900	$—
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
During the three months ended June 30, 2019, Kforce sold the GS segment, which has been reported as discontinued operations in the consolidated financial statements for the three and six months ended June 30, 2019 and 2018. Refer to Note B - “Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. Except as specifically noted, our discussions below exclude any activity related to the GS segment, which is addressed separately in the discussion of Income from Discontinued Operations, Net of Tax, and certain prior year amounts have been reclassified to conform to current year presentation.
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2019, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the six months ended June 30, 2019 increased 2.9% (3.7% on a billing day basis) to $665.6 million from $647.0 million in the comparable period in 2018.
•Flex revenue for the six months ended June 30, 2019 increased 2.8% (3.6% on a billing day basis) over the comparable period in 2018. Flex revenue increased 7.1% for Tech (8.0% on a billing day basis) and decreased 11.3% for FA (10.6% on a billing day basis).
•Direct Hire revenue for the six months ended June 30, 2019 increased 5.6% to $25.3 million from $23.9 million in the comparable period in 2018.
•Flex gross profit margin for the six months ended June 30, 2019 decreased 70 basis points to 26.4% from 27.1% in the comparable period in 2018. For the six months ended June 30, 2019, Flex gross profit decreased 80 basis points and 20 basis points for Tech and FA, respectively.
•SG&A as a percentage of revenue for the six months ended June 30, 2019 decreased to 23.7% from 24.1% in the comparable period in 2018. SG&A expenses for the six months ended June 30, 2019 include $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture, which negatively impacted SG&A. The overall improvement in SG&A was primarily due to increased associate productivity, lower performance-based compensation and a continued focus on expense discipline.
•Income from continuing operations for the six months ended June 30, 2019 increased 4.0% to $24.1 million, or $0.97 per share, from $23.1 million, or $0.92 per share, in the comparable period in 2018.
•The total amount outstanding under our Credit Facility as of June 30, 2019 was $65.0 million, which decreased $6.8 million from December 31, 2018. We exited the quarter with no net debt as we had $65.0 million of cash primarily as a result of the net proceeds from the sale of assets held for sale.
•The Firm returned $60.0 million of capital to our shareholders in the form of two quarterly dividends of $8.7 million, or $0.36 per share, and common stock repurchases of $51.3 million during the six months ended June 30, 2019.
•Cash provided by operating activities was $22.3 million during the six months ended June 30, 2019 compared to $38.3 million for the six months ended June 30, 2018.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Tech and FA segments. We operate through our corporate headquarters in Tampa, Florida with approximately 50 field offices located throughout the United States. As of June 30, 2019, Kforce employed more than 2,300 associates and nearly 10,400 consultants on assignment.
Kforce serves clients across many industries and geographies as well as companies of all sizes with a particular focus on Fortune 1000 and similarly-sized companies. We believe that our portfolio of service offerings are a key contributor to our long-term financial stability.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continue to be positive during 2019, based on data published by the Bureau of Labor Statistics and Staffing Industry Analysts. The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate were 2.0% and 3.7%, respectively, in June 2019. Total non-farm employment was up 1.5% year-over-year and temporary help employment was up 1.3% as of June 2019. In addition, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was 2.1% in June 2019. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the high demand environment in which we are currently operating.
Operating Results - Three and Six Months Ended June 30, 2019 and 2018
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by segment:
Tech	78.3%	75.8%	78.3%	75.2%
FA	21.7	24.2	21.7	24.8
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	96.0%	96.2%	96.2%	96.3%
Direct Hire	4.0	3.8	3.8	3.7
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.8%	30.4%	29.2%	29.8%
Selling, general and administrative expenses	23.0%	23.3%	23.7%	24.1%
Depreciation and amortization	0.5%	0.5%	0.5%	0.5%
Income from operations	6.3%	6.6%	5.0%	5.2%
Income from continuing operations, before income taxes	6.2%	6.2%	4.8%	4.8%
Income from continuing operations	4.7%	4.6%	3.6%	3.6%
Income from discontinued operations, net of tax	17.3%	0.3%	11.7%	0.4%
Net income	22.1%	4.9%	15.3%	3.9%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech
Flex revenue	$259,707	6.2%	$244,509	$509,923	7.1%	$476,005
Direct Hire revenue	5,598	6.5%	5,254	11,025	7.5%	10,255
Total Tech revenue	$265,305	6.2%	$249,763	$520,948	7.1%	$486,260
FA
Flex revenue	$65,647	(9.4)%	$72,490	$130,412	(11.3)%	$147,040
Direct Hire revenue	7,909	8.6%	7,282	14,239	4.1%	13,676
Total FA revenue	$73,556	(7.8)%	$79,772	$144,651	(10.0)%	$160,716

Total Flex revenue	$325,354	2.6%	$316,999	$640,335	2.8%	$623,045
Total Direct Hire revenue	13,507	7.7%	12,536	25,264	5.6%	23,931
Total Revenue	$338,861	2.8%	$329,535	$665,599	2.9%	$646,976
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q2 2019	Q1 2019	Q4 2018	Q3 2018	Q2 2018
Billing Days	64	63	62	63	64
Tech Flex	6.2%	9.8%	9.0%	10.3%	9.8%
FA Flex	(9.4)%	(11.7)%	(11.7)%	(11.8)%	(9.4)%
Total Flex	2.6%	4.6%	3.6%	4.5%	4.7%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our largest segment, Tech, increased during the three and six months ended June 30, 2019 by 6.2% and 7.1%, respectively, as compared to the same periods in 2018, due to a combination of growth in billable consultants on assignment as well as modest expansion in our bill rates. We believe the secular drivers of technology spend remain intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. Our belief in the strength in the demand environment within Tech Flex has not changed.
Our FA segment experienced a decrease in Flex revenue of 9.4% and 11.3% during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The lower volume of new assignments within FA Flex was partially offset by higher bill rate opportunities as evidenced by the increase in average bill rates within FA Flex of 6.1% for the six months ended June 30, 2019 as compared to the same period in 2018.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019 vs. June 30, 2018		June 30, 2019 vs. June 30, 2018
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$9,342	$(9,792)	$20,629	$(24,228)
Bill rate	6,092	2,935	14,446	7,462
Billable expenses	(236)	14	(1,157)	138
Total change in Flex revenue	$15,198	$(6,843)	$33,918	$(16,628)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	3,421	3.9%	3,294	6,756	4.4%	6,472
FA	1,795	(13.5)%	2,076	3,567	(16.5)%	4,272
Total Flex hours billed	5,216	(2.9)%	5,370	10,323	(3.9)%	10,744
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 7.7% and 5.6% during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019 vs. June 30, 2018		June 30, 2019 vs. June 30, 2018
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$495	$—	$895	$(1,254)
Placement fee	(151)	627	(125)	1,817
Total change in Direct Hire revenue	$344	$627	$770	$563
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	308	9.2%	282	608	8.6%	560
FA	566	0.2%	565	1,036	(9.1)%	1,140
Total number of placements	874	3.2%	847	1,644	(3.3)%	1,700
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	$18,144	(2.6)%	$18,635	$18,125	(1.1)%	$18,330
FA	$13,998	8.6%	$12,889	$13,748	14.6%	$11,994
Total average placement fee	$15,463	4.5%	$14,802	$15,367	9.1%	$14,079

Gross Profit. Gross profit is calculated by deducting direct costs (primarily consultant compensation, payroll taxes, payroll-related insurance and certain fringe benefits, as well as independent contractor costs) from total revenue. There are no consultant payroll costs associated with Direct Hire placements, thus all Direct Hire revenue increases gross profit by the full amount of the placement fee.
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	28.0%	(2.8)%	28.8%	27.4%	(2.8)%	28.2%
FA	36.5%	2.5%	35.6%	35.4%	2.3%	34.6%
Total gross profit percentage	29.8%	(2.0)%	30.4%	29.2%	(2.0)%	29.8%
The change in total gross profit percentage for the three and six months ended June 30, 2019 as compared to the same periods in 2018, is primarily the result of a decline in Flex gross profit.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate.
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	26.4%	(2.9)%	27.2%	25.9%	(3.0)%	26.7%
FA	28.9%	(0.7)%	29.1%	28.3%	(0.7)%	28.5%
Total Flex gross profit percentage	26.9%	(2.9)%	27.7%	26.4%	(2.6)%	27.1%
Flex gross profit percentage decreased 80 and 70 basis points for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.
•Tech Flex gross profit margin decreased 80 basis points for the three and six months ended June 30, 2019 as compared to the same periods in 2018, primarily due to compression in bill and pay spreads as a result of the mix of growth in some of our larger clients, which have a slightly lower margin profile. Bill rates within Tech Flex improved 2.4% and 2.9% for the three and six months ended June 30, 2019, respectively, and our pay rates increased at a slightly greater pace given the candidate-constrained environment.
•FA Flex gross profit margin decreased 20 basis points for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.
Kforce continues to focus on training our revenue-generating associates on effective pricing and optimizing the spread between bill rates and pay rates. We believe this will serve over time to obtain the optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019 vs. June 30, 2018		June 30, 2019 vs. June 30, 2018
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$4,138	$(1,993)	$9,044	$(4,736)
Profitability impact	(2,140)	(170)	(3,997)	(171)
Total change in Flex gross profit	$1,998	$(2,163)	$5,047	$(4,907)

SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.2% and 83.4% for the three and six months ended June 30, 2019, respectively, as compared to 84.0% for the comparable periods in 2018. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.
The following table presents components of SG&A as a percentage of revenue (in thousands):

	2019	% of Revenue	2018	% of Revenue
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$64,922	19.1%	$64,630	19.6%
Other (1)	13,095	3.9%	12,271	3.7%
Total SG&A	$78,017	23.0%	$76,901	23.3%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$131,557	19.8%	$130,720	20.2%
Other (1)	26,273	3.9%	24,978	3.9%
Total SG&A	$157,830	23.7%	$155,698	24.1%
(1) Balances in “other” include bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 30 and 40 basis points for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. Included in the six months ended June 30, 2019 was approximately $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture, which negatively impacted SG&A as a percentage of revenue. The overall improvement in SG&A leverage is primarily a result of an improvement in associate productivity, lower performance-based compensation and a continued focus on expense discipline.
The Firm continues to focus on improving the productivity of our associates and exercising solid expense discipline to generate future leverage in SG&A as revenue grows.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Fixed asset depreciation (includes finance leases)	$1,212	(15.0)%	$1,426	$2,534	(13.7)%	$2,936
Capitalized software amortization	330	24.1%	266	658	29.8%	507
Total Depreciation and amortization	$1,542	(8.9)%	$1,692	$3,192	(7.3)%	$3,443
Other Expense, Net. Other expense, net for the three and six months ended June 30, 2019 was $0.4 million and $1.3 million, respectively. Other expense, net for the three and six months ended June 30, 2018 was $1.3 million and $2.6 million, respectively. Other expense, net consists primarily of interest expense related to outstanding borrowings under our Credit Facility and interest income from government money market funds.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the six months ended June 30, 2019 and 2018 was 24.5% and 25.4%, respectively.
Income from Discontinued Operations, Net of Tax. During the three months ended June 30, 2019, we sold the GS segment, which consisted of KGS, our federal government solutions business, and TFX, our federal government product business. Kforce will not have significant continuing involvement in the operations of KGS or TFX after the sale and reported the GS segment as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018. Refer to Note B - “Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.
On April 1, 2019, Kforce completed the sale of all the issued and outstanding stock of Kforce Government Holdings, Inc., including its wholly-owned subsidiary KGS, to ManTech International Corporation for a cash purchase price of $115.0 million. The gain on the sale of KGS, net of transaction costs, was $72.3 million. Total transaction costs were $9.6 million, which primarily includes legal and broker fees, transaction bonuses and accelerated stock-based compensation expense triggered by a change in control of KGS.

On June 7, 2019, Kforce completed the sale of all the issued and outstanding stock of TraumaFX® Solutions, Inc. ("TFX") to an unaffiliated third party for a cash purchase price of $18.4 million, subject to a post-closing working capital adjustment. Our gain on the sale of TFX, net of transaction costs, was $7.7 million. Total transaction costs were $2.2 million, which primarily includes legal and broker fees and transaction bonuses.
The effective tax rates for discontinued operations, including the gain on sale of discontinued operations, for the six months ended June 30, 2019 and 2018 were 3.7% and 25.4%, respectively. There was no income tax obligation for the sale of KGS due to the efficient tax structure of the transaction.
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free Cash Flow is limited, however, because it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to our Unaudited Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2019 and 2018, Free Cash Flows includes results from discontinued operations.
The following table presents Free Cash Flow (in thousands):

	Six Months Ended June 30,
	2019	2018
Net income	$101,714	$25,447
Non-cash provisions and other	(63,585)	10,545
Changes in operating assets/liabilities	(15,799)	2,267
Net cash provided by operating activities	22,330	38,259
Capital expenditures	(4,184)	(3,116)
Free cash flow	18,146	35,143
Change in debt	(6,800)	(15,923)
Repurchases of common stock	(51,546)	(12,129)
Cash dividends	(8,684)	(5,943)
Net proceeds from the sale of assets held for sale	122,696	—
Other	(8,877)	(1,054)
Change in cash and cash equivalents	$64,935	$94
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
The following table presents Adjusted EBITDA from continuing operations and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2019	2018
Three Months Ended June 30,
Net income	$74,859	$16,272
Income from discontinued operations, net of tax	58,783	1,099
Income from continuing operations	16,076	15,173
Depreciation and amortization	1,542	1,692
Stock-based compensation expense	2,429	2,215
Interest expense, net	410	1,239
Income tax expense	4,988	5,196
Adjusted EBITDA from continuing operations	$25,445	$25,515

Six Months Ended June 30,
Net income	$101,714	$25,447
Income from discontinued operations, net of tax	77,664	2,317
Income from continuing operations	24,050	23,130
Depreciation and amortization	3,192	3,443
Stock-based compensation expense	4,963	4,399
Interest expense, net	1,333	2,536
Income tax expense	7,804	7,856
Adjusted EBITDA from continuing operations	$41,342	$41,364
Adjusted EBITDA from continuing operations for the six months ended June 30, 2019 was negatively impacted by $2.0 million of severance and other costs due to actions taken as a result of the GS divestiture.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our Credit Facility. We anticipate maintaining an outstanding Credit Facility balance of $65.0 million until the notional amount of our interest rate swap decreases to $25.0 million in May 2020. At June 30, 2019, we had $65.0 million in cash and cash equivalents, which consisted primarily of government money market funds. At June 30, 2019, Kforce had $210.0 million in working capital compared to $140.6 million at December 31, 2018, primarily due to the GS divestiture.
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
As previously discussed, the GS segment was sold and has been reflected as discontinued operations. For the six months ended June 30, 2019, cash provided by operating activities and cash provided by investing activities for discontinued operations were $5.1 million and $118.9 million, respectively. For the six months ended June 30, 2018, cash used in operating activities and cash used in investing activities for discontinued operations were $2.7 million and $0.8 million, respectively. The absence of cash flows from the GS segment is not expected to have a significant effect on the future liquidity, financial position or capital resources of Kforce. Our Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations).

Cash provided by operating activities was $22.3 million during the six months ended June 30, 2019 compared to $38.3 million during the six months ended June 30, 2018. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our associate and consultant compensation. The decrease is primarily due to the receipt of a $6.8 million income tax refund in the comparable period in 2018 as well as the timing of collections of accounts receivable.
Cash provided by investing activities was $111.0 million during the six months ended June 30, 2019 compared to $3.1 million of cash used in the six months ended June 30, 2018, which includes capital expenditures. Cash provided by investing activities during the six months ended June 30, 2019 includes the net proceeds from the sale of assets held for sale as well as capital invested in an equity method investee.
Cash used in financing activities was $68.4 million during the six months ended June 30, 2019 compared to $35.0 million during the six months ended June 30, 2018. This was primarily driven by an increase in cash used for repurchases of common stock and dividends partially offset by a decrease in payments on our Credit Facility for the six months ended June 30, 2019.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Six Months Ended June 30,
	2019	2018
Open market repurchases	$50,707	$9,565
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	839	2,564
Total cash flow impact of common stock repurchases	$51,546	$12,129

Cash paid in current period for settlement of prior year repurchases	$556	$3,323
During the six months ended June 30, 2019 and 2018, Kforce declared and paid quarterly dividends of $8.7 million ($0.36 per share) and $5.9 million ($0.24 per share), respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
Under the Credit Facility, our maximum borrowing capacity of $300.0 million which, subject to certain conditions and participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million in the form of revolving credit loans, swingline loans and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. As of June 30, 2019 and December 31, 2018, $65.0 million and $71.8 million was outstanding under the Credit Facility, respectively.
The Firm will continually be subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of June 30, 2019, Kforce was not limited in making distributions and executing repurchases of its equity securities.
On April 21, 2017, Kforce entered into the Swap with Wells Fargo to mitigate the risk of rising interest rates and the Swap has been designated as a cash flow hedge. At June 30, 2019 and December 31, 2018, the fair value of the Swap was a liability of $0.1 million and an asset of $0.9 million, respectively. Refer to Note L - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our Credit Facility.

In connection with our Credit Facility, Kforce entered into the First Amendment and Consent, by and among, Kforce and its subsidiaries, Wells Fargo, National Association, and the other lenders thereto (the “Credit Facility Amendment”) on February 28, 2019. The Credit Facility Amendment amended certain provisions of the Credit Facility to permit (i) the divestiture of the GS segment and (ii) increased flexibility to make investments in partnerships and ventures and funding of our SERP. Kforce does not expect the GS divestiture to affect future compliance with Kforce’s covenants under the Credit Facility.
Stock Repurchases
In March 2019, in anticipation of using the net cash proceeds from the GS divestiture and allowing flexibility to utilize our free cash flow to repurchase shares, the Board approved an increase in our stock repurchase authorization bringing the then available balance to $150.0 million. During the six months ended June 30, 2019, Kforce repurchased approximately 1.5 million shares of common stock on the open market at a total cost of approximately $51.3 million. As of June 30, 2019 and December 31, 2018, $110.7 million and $92.9 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.
Off-Balance Sheet Arrangements
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to our off-balance sheet arrangements previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Other than those changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
With respect to our quantitative and qualitative disclosures about market risk, there have been no material changes to the information included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In March 2019, the Board approved an increase in our stock repurchase authorization bringing the then available authorization to $150.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	218,576	$36.48	200,556	$140,148,472
May 1, 2019 to May 31, 2019	478,052	$35.69	475,397	$123,183,754
June 1, 2019 to June 30, 2019	350,792	$35.50	350,792	$110,731,003
Total	1,047,420	$35.79	1,026,745	$110,731,003
(1) Includes 18,020 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period April 1, 2019 to April 30, 2019.
(2) Includes 2,655 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period May 1, 2019 to May 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
None.
ITEM 5.  OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended June 30, 2019, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date:	August 1, 2019	By:	/s/ DAVID M. KELLY
David M. Kelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2019	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)