Form 10-Q
period 2019-09-30
KFORCE INC
filed 2019-10-31
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of October 28, 2019 was 22,745,228.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions, divestitures and investments, effects of interest rate variations, financing needs or plans, funding of employee benefit plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$345,558	$326,584	$1,011,157	$973,560
Direct costs	242,747	230,539	714,144	684,786
Gross profit	102,811	96,045	297,013	288,774
Selling, general and administrative expenses	79,223	74,398	237,053	230,096
Depreciation and amortization	1,427	1,700	4,619	5,143
Income from operations	22,161	19,947	55,341	53,535
Other expense, net	880	1,052	2,206	3,654
Income from continuing operations, before income taxes	21,281	18,895	53,135	49,881
Income tax expense	5,374	4,739	13,178	12,595
Income from continuing operations	15,907	14,156	39,957	37,286
(Loss) income from discontinued operations, net of tax	(967)	2,021	76,697	4,338
Net income	14,940	16,177	116,654	41,624
Other comprehensive (loss) income:
Change in fair value of interest rate swap, net of tax	(113)	110	(871)	807
Comprehensive income	$14,827	$16,287	$115,783	$42,431

Earnings per share – basic:
Continuing operations	$0.70	$0.57	$1.68	$1.50
Discontinued operations	(0.04)	0.08	3.24	0.18
Earnings per share – basic	$0.66	$0.65	$4.92	$1.68
Earnings per share – diluted:
Continuing operations	$0.68	$0.56	$1.65	$1.48
Discontinued operations	(0.04)	0.08	3.16	0.17
Earnings per share – diluted	$0.64	$0.64	$4.81	$1.65

Weighted average shares outstanding – basic	22,770	24,730	23,723	24,746
Weighted average shares outstanding – diluted	23,342	25,366	24,278	25,252
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$41,320	$112
Trade receivables, net of allowances of $3,001 and $2,800, respectively	227,829	210,559
Income tax refund receivable	219	319
Prepaid expenses and other current assets	7,951	7,699
Current assets held for sale	—	29,773
Total current assets	277,319	248,462
Fixed assets, net	30,138	34,322
Other assets, net	69,822	36,664
Deferred tax assets, net	6,988	7,147
Goodwill	25,040	25,040
Noncurrent assets held for sale	—	28,273
Total assets	$409,307	$379,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$36,026	$32,542
Accrued payroll costs	49,149	39,384
Current portion of operating lease liabilities	5,978	—
Income taxes payable	4,223	4,553
Other current liabilities	1,290	1,616
Current liabilities held for sale	—	12,263
Total current liabilities	96,666	90,358
Long-term debt – credit facility	65,000	71,800
Long-term debt – other	566	1,359
Other long-term liabilities	59,150	43,509
Noncurrent liabilities held for sale	—	4,551
Total liabilities	221,382	211,577
Commitments and contingencies (Note E)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 71,874 and 71,856 issued and outstanding, respectively	719	719
Additional paid-in capital	456,802	447,337
Accumulated other comprehensive income	593	1,296
Retained earnings	340,436	237,308
Treasury stock, at cost; 48,458 and 45,822 shares, respectively	(610,625)	(518,329)
Total stockholders’ equity	187,925	168,331
Total liabilities and stockholders’ equity	$409,307	$379,908
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
Net income	—	—	—	—	26,855	—	—	26,855
Reclassification of stranded tax effects (Note A)	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividends, net of forfeitures	4	—	233	—	(233)	—	—	—
Stock-based compensation expense	—	—	2,620	—	—	—	—	2,620
Employee stock purchase plan	—	—	86	—	—	(5)	54	140
Dividends ($0.18 per share)	—	—	—	—	(4,406)	—	—	(4,406)
Change in fair value of interest rate swap, net of tax benefit of $95	—	—	—	(280)	—	—	—	(280)
Repurchases of common stock	—	—	—	—	—	432	(14,688)	(14,688)
Balance, March 31, 2019	71,860	719	450,276	1,184	259,356	46,249	(532,963)	178,572
Net income	—	—	—	—	74,859	—	—	74,859
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	177	—	(177)	—	—	—
Stock-based compensation expense	—	—	3,524	—	—	—	—	3,524
Employee stock purchase plan	—	—	94	—	—	(4)	49	143
Dividends ($0.18 per share)	—	—	—	—	(4,278)	—	—	(4,278)
Change in fair value of interest rate swap, net of tax benefit of $162	—	—	—	(478)	—	—	—	(478)
Repurchases of common stock	—	—	—	—	—	1,048	(37,486)	(37,486)
Balance, June 30, 2019	71,865	719	454,071	706	329,760	47,293	(570,400)	214,856
Net income	—	—	—	—	14,940	—	—	14,940
Issuance for stock-based compensation and dividends, net of forfeitures	9	—	221	—	(221)	—	—	—
Stock-based compensation expense	—	—	2,419	—	—	—	—	2,419
Employee stock purchase plan	—	—	91	—	—	(4)	53	144
Dividends ($0.18 per share)	—	—	—	—	(4,043)	—	—	(4,043)
Change in fair value of interest rate swap, net of tax benefit of $37	—	—	—	(113)	—	—	—	(113)
Repurchases of common stock	—	—	—	—	—	1,169	(40,278)	(40,278)
Balance, September 30, 2019	71,874	$719	$456,802	$593	$340,436	48,458	$(610,625)	$187,925
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2017	71,494	$715	$437,394	$100	$195,143	45,167	$(499,075)	$134,277
Net income	—	—	—	—	9,175	—	—	9,175
Cumulative effect of revenue recognition accounting standard, net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividends, net of forfeitures	63	1	166	—	(167)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	2,260	—	—	—	—	2,260
Employee stock purchase plan	—	—	71	—	—	(6)	61	132
Dividends ($0.12 per share)	—	—	—	—	(2,973)	—	—	(2,973)
Change in fair value of interest rate swap, net of tax of $176	—	—	—	517	—	—	—	517
Repurchases of common stock	—	—	—	—	—	319	(8,715)	(8,715)
Balance, March 31, 2018	71,562	716	439,937	617	200,999	45,481	(507,775)	134,494
Net income	—	—	—	—	16,272	—	—	16,272
Issuance for stock-based compensation and dividends, net of forfeitures	34	—	158	—	(158)	—	—	—
Stock-based compensation expense	—	—	2,292	—	—	—	—	2,292
Employee stock purchase plan	—	—	73	—	—	(5)	56	129
Dividends ($0.12 per share)	—	—	—	—	(2,970)	—	—	(2,970)
Change in fair value of interest rate swap, net of tax of $61	—	—	—	180	—	—	—	180
Repurchases of common stock	—	—	—	—	—	3	(91)	(91)
Balance, June 30, 2018	71,596	716	442,460	797	214,143	45,479	(507,810)	150,306
Net income	—	—	—	—	16,177	—	—	16,177
Issuance for stock-based compensation and dividends, net of forfeitures	(52)	—	201	—	(201)	—	—	—
Stock-based compensation expense	—	—	2,006	—	—	—	—	2,006
Employee stock purchase plan	—	—	95	—	—	(4)	49	144
Dividends ($0.18 per share)	—	—	—	—	(4,461)	—	—	(4,461)
Change in fair value of interest rate swap, net of tax of $38	—	—	—	110	—	—	—	110
Repurchases of common stock	—	—	—	—	—	8	(335)	(335)
Balance, September 30, 2018	71,544	$716	$444,762	$907	$225,658	45,483	$(508,096)	$163,947
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$116,654	$41,624
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of discontinued operations	(79,602)	—
Deferred income tax provision, net	1,022	(1,025)
Provision for bad debts	936	1,504
Depreciation and amortization	5,051	6,246
Stock-based compensation expense	7,469	6,558
Defined benefit pension plan expense	647	1,366
Loss on deferred compensation plan investments, net	80	384
Loss on disposal or impairment of assets	1,077	23
Noncash lease expense	4,830	—
Loss on equity method investment	359	—
Contingent consideration liability remeasurement	459	—
Other	263	265
(Increase) decrease in operating assets
Trade receivables, net	(14,987)	(13,252)
Income tax refund receivable	100	6,811
Prepaid expenses and other current assets	(1,459)	(2,535)
Other assets, net	(6,985)	940
Increase (decrease) in operating liabilities
Accounts payable and other accrued liabilities	2,638	3,647
Accrued payroll costs	9,583	4,807
Income taxes payable	(635)	6,445
Other liabilities	(990)	867
Cash provided by operating activities	46,510	64,675
Cash flows from investing activities:
Capital expenditures	(7,728)	(4,005)
Equity method investment	(7,500)	—
Net proceeds from the sale of assets held for sale	123,254	1,000
Cash provided by (used in) investing activities	108,026	(3,005)
Cash flows from financing activities:
Proceeds from credit facility	80,100	427,600
Payments on credit facility	(86,900)	(464,823)
Payments on other financing arrangements	(1,353)	(1,491)
Repurchases of common stock	(91,947)	(12,465)
Cash dividends	(12,726)	(10,404)
Payment of contingent consideration liability	(477)	—
Other	(25)	—
Cash used in financing activities	$(113,328)	$(61,583)

	Nine Months Ended September 30,
	2019	2018
Change in cash and cash equivalents	$41,208	$87
Cash and cash equivalents, beginning of period	112	379
Cash and cash equivalents, end of period	$41,320	$466
Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period For:
Income taxes (1)	$16,749	$8,583
Operating lease liabilities	6,256	—
Interest, net	1,079	3,132
Non-Cash Financing and Investing Transactions:
ROU assets obtained from new operating leases	$7,224	$—
Contingent contribution for equity method investment	1,500	—
Unsettled repurchases of common stock	1,060	—
Employee stock purchase plan	427	405
Equipment acquired under finance leases	202	424
Shares tendered in payment of exercise price of stock options	—	46
(1) During the nine months ended September 30, 2018, cash provided by operating activities includes the receipt of an income tax refund in the amount of $6.8 million.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for doubtful accounts; income taxes; self-insured liabilities for workers’ compensation and health insurance; obligations for the pension plan and any asset impairments. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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

Equity Method Investment
In June 2019, we entered into a joint venture whereby Kforce has a 50% ownership in WorkLLama, LLC (“WorkLLama”). WorkLLama has and continues to develop the technology for a SaaS platform focused on consultant engagement and referral technologies, which we believe will enhance our opportunities to efficiently and effectively identify and place consultants on assignment. Our non-controlling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, the carrying value is at cost and adjusted for our proportionate share of earnings or losses. We recorded a loss on equity method investment of $0.4 million during the three and nine months ended September 30, 2019. The balance of the investment in WorkLLama of $8.6 million was included in Other assets, net in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2019.
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional cash contributions that are contingent upon WorkLLama’s achievement of certain operational and financial milestones, which are centered around the market acceptance of their technologies and success with Kforce’s internal objectives. While there is uncertainty as to the attainment of these milestones given the joint venture is in the early stages of its evolution, we believe that $1.5 million of the maximum $15.0 million future contingent contributions is probable and, thus, have recorded this amount in Accounts payable and other accrued liabilities at September 30, 2019.
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
Earnings per Share
Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per share is computed by dividing net income by diluted WASO. Diluted WASO includes the dilutive effect of potentially dilutive securities such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive. For the three and nine months ended September 30, 2019, 572 thousand and 555 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and nine months ended September 30, 2018, 635 thousand and 505 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and nine months ended September 30, 2019 and 2018, there were insignificant anti-dilutive common stock equivalents.
New Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the FASB issued authoritative guidance regarding a customer’s accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The amendment aligns the requirements for capitalizing these implementation costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and defer these costs over the non-cancelable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised. This amendment also requires entities to present cash flows, capitalized costs and amortization expense in the same financial statement line items as the service costs incurred for such arrangements. The guidance is effective for fiscal periods beginning after December 15, 2019 with retrospective application or prospective to all implementation costs incurred after the date of adoption. We early adopted this standard effective January 1, 2019, using the prospective method. Historically, these implementation costs were recorded as capital expenditures within investing cash flows and Other assets, net in the consolidated balance sheets. Due to the adoption of this standard and effective January 1, 2019, these implementation costs are recorded within operating cash flows and Prepaids and other current assets if expected to be recognized within one year and Other assets, net, if over one year, in the Unaudited Condensed Consolidated Balance Sheet. As of and for the three and nine months ended September 30, 2019, these costs were not material to our operations.

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
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The guidance is effective for annual periods beginning after December 15, 2018. We adopted this standard using the optional transition method as of January 1, 2019, without retrospective application to comparative periods. Refer to Note I - “Leases” for additional accounting policy and transition disclosures related to our operating leases.
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirement for defined benefit plans including additions and deletions to certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance is effective for fiscal periods beginning after December 15, 2020 with the retrospective method required for all periods presented. The adoption of this guidance will modify our disclosures but we do not expect this standard to have a material effect on our consolidated financial statements.
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a current expected credit loss model, a new impairment model, which measures expected credit losses based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. The guidance requires adoption using a modified retrospective approach. We are currently finalizing the changes to our allowance methodology for our trade receivables as a result of the implementation of this standard, and we do not expect the impact to have a material effect on our consolidated financial statements.
Note B - Discontinued Operations
During 2019, management committed to a plan to divest the Government Solutions (“GS”) segment as a result of the Firm’s decision to focus solely on the commercial technical and professional staffing services and solutions space. The GS segment consisted of Kforce Government Solutions, Inc. (“KGS”), our federal government solutions business, and TraumaFX® Solutions, Inc. (“TFX”), our federal government product business.
On April 1, 2019, Kforce completed the sale of all of the issued and outstanding stock of Kforce Government Holdings, Inc., including its wholly-owned subsidiary KGS, to ManTech International Corporation for a cash purchase price of $115.0 million. Our gain on the sale of KGS, net of transaction costs, was $72.3 million. Total transaction costs were $9.6 million, which primarily includes legal and broker fees, transaction bonuses and accelerated stock-based compensation expense triggered by a change in control of KGS.
On June 7, 2019, Kforce completed the sale of all of the issued and outstanding stock of TFX to an unaffiliated third party for a cash purchase price of $18.4 million. During the three months ended September 30, 2019, we recorded an estimated loss of $0.4 million related to a post-closing working capital adjustment. Our gain on the sale of TFX, net of transaction costs, was $7.3 million. Total transaction costs were $2.2 million, which primarily includes legal and broker fees and transaction bonuses. Due to the sale of TFX, we finalized the settlement of a contingent consideration liability related to the acquisition of TFX in 2014 and paid $0.6 million during the nine months ended September 30, 2019.

Since the divestitures, Kforce has no significant continuing involvement in the operations of KGS and TFX.
The results of operations for both KGS and TFX have been reported as discontinued operations in our consolidated financial statements prior to their disposition. The following table summarizes the line items of pretax profit for the GS segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$28,868	$27,737	$86,809
Direct costs	—	20,532	19,494	63,531
Gross profit	—	8,336	8,243	23,278
Selling, general and administrative expenses	—	5,373	6,842	16,702
Depreciation and amortization	—	248	307	749
Income from discontinued operations	—	2,715	1,094	5,827
(Loss) gain on sale of discontinued operations	(402)	—	79,602	—
Other income (expense), net	—	8	(436)	—
(Loss) income from discontinued operations, before income taxes	(402)	2,723	80,260	5,827
Income tax expense	565	702	3,563	1,489
(Loss) income from discontinued operations, net of tax	$(967)	$2,021	$76,697	$4,338
During the three months ended September 30, 2019, we recorded $0.6 million of income tax expense related to a revision in an estimate of our tax obligation for the sale of KGS, which is included in the Loss on sale of discontinued operations, net of tax.
The effective tax rates for discontinued operations, including the gain on sale of discontinued operations, for the nine months ended September 30, 2019 and 2018 were 4.4% and 25.6%, respectively. For the nine months ended September 30, 2019, the tax rate is lower as a result of the efficient tax structure of the sale of KGS.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). For the nine months ended September 30, 2019, cash provided by operating activities and cash provided by investing activities for discontinued operations were $5.1 million and $118.5 million, respectively. For the nine months ended September 30, 2018, cash provided by operating activities and cash used in investing activities for discontinued operations were $5.4 million and $0.9 million, respectively.
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

Note C - Reportable Segments
Kforce provides services through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. Historically, and for the three and nine months ended September 30, 2019 and 2018, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended September 30,
2019
Revenue	$271,999	$73,559	$345,558
Gross profit	$76,436	$26,375	$102,811
Operating and other expenses			81,530
Income from continuing operations, before income taxes			$21,281
2018
Revenue	$251,079	$75,505	$326,584
Gross profit	$69,522	$26,523	$96,045
Operating and other expenses			77,150
Income from continuing operations, before income taxes			$18,895
Nine Months Ended September 30,
2019
Revenue	$792,947	$218,210	$1,011,157
Gross profit	$219,431	$77,582	$297,013
Operating and other expenses			243,878
Income from continuing operations, before income taxes			$53,135
2018
Revenue	$737,339	$236,221	$973,560
Gross profit	$206,700	$82,074	$288,774
Operating and other expenses			238,893
Income from continuing operations, before income taxes			$49,881

Note D - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended September 30,
2019
Revenue by type:
Flex revenue	$267,304	$66,348	$333,652
Direct Hire revenue	4,695	7,211	11,906
Total Revenue	$271,999	$73,559	$345,558
2018
Revenue by type:
Flex revenue	$247,154	$68,948	$316,102
Direct Hire revenue	3,925	6,557	10,482
Total Revenue	$251,079	$75,505	$326,584
Nine Months Ended September 30,
2019
Revenue by type:
Flex revenue	$777,227	$196,760	$973,987
Direct Hire revenue	15,720	21,450	37,170
Total Revenue	$792,947	$218,210	$1,011,157
2018
Revenue by type:
Flex revenue	$723,159	$215,988	$939,147
Direct Hire revenue	14,180	20,233	34,413
Total Revenue	$737,339	$236,221	$973,560

Note E - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At September 30, 2019, our liability would be approximately $33.4 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $16.5 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.

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
On August 23, 2019, Kforce Inc. was served with a complaint, as amended, brought in the U.S. District Court, Middle District of Florida, Tampa Division. Maurcus Smith, Alvin Hodge and David Kortright, et al. v. Kforce Inc., Case No.: 8:19-cv-02068-CEH-CPT. The plaintiffs purport to bring claims on their own behalf and on behalf of a putative class of consumers/applicants who were the subject of consumer reports used for employment purposes for alleged violations of the Fair Credit Reporting Act of 1970, as amended, (“FCRA”), 15 U.S.C. § 1681 et seq. based upon the defendant’s purported failure to provide stand-alone FCRA disclosures and obtain valid authorizations. The plaintiffs seek statutory damages, punitive damages, costs, attorney’s fees and other relief under the FCRA. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding; however, based on our current knowledge, we believe that the final outcome of this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.
Note F - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Assets held in Rabbi Trust	$33,739	$29,134
Right-of-use assets for operating leases, net	17,866	—
Equity method investment	8,641	—
Capitalized software, net	7,395	4,828
Deferred loan costs, net	943	1,182
Interest rate swap derivative instrument	—	900
Other non-current assets	1,238	620
Total Other assets, net	$69,822	$36,664

Note G - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and other accrued liabilities:
Accounts payable	$21,489	$18,793
Accrued liabilities	14,537	13,749
Total Accounts payable and other accrued liabilities	$36,026	$32,542
Accrued payroll costs:
Payroll and benefits	$43,432	$34,768
Health insurance liabilities	3,498	2,680
Payroll taxes	1,175	920
Workers’ compensation liabilities	1,044	1,016
Total Accrued payroll costs	$49,149	$39,384
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers (such as rebates) and other accrued liabilities.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred compensation plan	$28,376	$25,672
Supplemental executive retirement plan	15,681	15,035
Operating lease liabilities	14,124	—
Interest rate swap derivative instrument	265	—
Other long-term liabilities	704	2,802
Total Other long-term liabilities	$59,150	$43,509

Note I - Leases
Kforce leases property for our field offices as well as certain office equipment. We determine if a contract or arrangement meets the definition of a lease at inception. We recorded approximately $17.6 million of right-of-use (“ROU”) assets and $21.0 million of lease liabilities on our consolidated balance sheet on January 1, 2019 related to operating leases upon adoption of the new lease standard. The difference between the ROU assets and lease liabilities balances relates to the lease incentive liabilities recorded as of December 31, 2018 in accordance with the previous lease accounting guidance. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption. We elected the package of practical expedients and did not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the hindsight practical expedient. ROU assets for operating leases, net of amortization, are recorded within Other assets, net and operating lease liabilities are recorded within current liabilities if expected to be recognized in less than one year and in Other long-term liabilities, if over one year, in the Unaudited Condensed Consolidated Balance Sheet. Operating lease additions are non-cash transactions and the amortization of the ROU assets is reflected as Noncash lease expense within operating activities in the Unaudited Condensed Consolidated Statement of Cash Flows.
Finance leases are not significant to our operations as of and for the three and nine months ended September 30, 2019.

Operating Leases
We elected not to separate lease and non-lease components when determining the consideration in the contract. ROU assets and lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. If there is no rate implicit in the lease, we use our incremental borrowing rate in the present value calculation, which is based on our collateralized borrowing rate and determined based on the terms of our leases and the economic environment in which they exist. Our weighted-average discount rate was 3.9% on September 30, 2019. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.
Our lease terms typically range from three to five years with one or more similar options to renew. The exercise of renewal options is at our sole discretion and is included in the lease term if we are reasonably certain that the renewal option will be exercised. Our weighted-average remaining lease term was 4.6 years at September 30, 2019.
We elected the short-term practical expedient for leases with an initial term of 12 months or less and did not recognize ROU assets or lease liabilities for these short-term leases.
In addition to base rent, certain of our operating leases require variable payments of property taxes, insurance and common area maintenance. These variable lease costs, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred.

The following table presents operating lease expense included in selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$1,712	$5,147
Variable lease costs	404	1,183
Short-term lease expense	195	595
Sublease income	(119)	(332)
Total operating lease expense	$2,192	$6,593

The following table presents the maturities of operating lease liabilities as of September 30, 2019 (in thousands):

Remainder of 2019	$1,113
2020	6,954
2021	4,539
2022	2,788
2023	2,331
2024	1,477
Thereafter	2,798
Total maturities of operating lease liabilities	22,000
Less: imputed interest	1,898
Total operating lease liabilities	$20,102

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
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$65	$338	$195	$1,014
Interest cost	151	117	453	351
Net periodic benefit cost	$216	$455	$648	$1,365
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of September 30, 2019 and December 31, 2018 was $15.7 million and $15.0 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2019. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2019.
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
During the three and nine months ended September 30, 2019, stock-based compensation expense from continuing operations was $2.4 million and $7.4 million, respectively. During the three and nine months ended September 30, 2018, stock-based compensation expense from continuing operations was $1.9 million and $6.3 million, respectively.

Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals. Restricted stock granted during the nine months ended September 30, 2019 will vest over a period of one to ten years, with equal vesting annually.
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
The following table presents the restricted stock activity for the nine months ended September 30, 2019 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2018 (1)	1,320	$24.94
Granted	69	$33.08
Forfeited	(51)	$24.23
Vested (2)	(129)	$23.75	$4,602
Outstanding at September 30, 2019	1,209	$25.55
(1) The weighted-average grant date fair value at December 31, 2018 has been updated to correct an immaterial reporting error in our 2018 Annual Report on Form 10-K.
(2) The increase in shares vested during the nine months ended September 30, 2019 was due to the acceleration of stock-based compensation expense triggered by a change in control of KGS.
As of September 30, 2019, total unrecognized stock-based compensation expense related to restricted stock was $21.6 million, which will be recognized over a weighted-average remaining period of 3.6 years.
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
The Swap has been designated as a cash flow hedge and was effective at September 30, 2019. The change in the fair value of the Swap is recorded as a component of other comprehensive income in the consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument gain (loss) for the nine months ended September 30, 2019 (in thousands):

Accumulated derivative instrument gain, beginning of period	$900
Net change associated with current period hedging transactions	(1,165)
Accumulated derivative instrument loss, end of period	$(265)

Note M - Fair Value Measurements
Kforce’s interest rate swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate, which are considered to be Level 2 inputs. At September 30, 2019 and December 31, 2018, the Swap is recorded in Other long-term liabilities and Other assets, net, respectively, within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note L - “Derivative Instrument and Hedging Activity” for a complete discussion of the Firm’s derivative instrument.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other long-lived assets and the equity method investment. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Asset/(Liability) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2019
Recurring basis:
Interest rate swap derivative instrument	$(265)	$—	$(265)	$—
At December 31, 2018
Recurring basis:
Interest rate swap derivative instrument	$900	$—	$900	$—
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
During 2019, Kforce sold the GS segment, which has been reported as discontinued operations in the consolidated financial statements for the three and nine months ended September 30, 2019 and 2018. Refer to Note B - “Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion. Except as specifically noted, our discussions below exclude any activity related to the GS segment, which is addressed separately in the discussion of Discontinued Operations, Net of Tax, and certain prior year amounts have been reclassified to conform to current year presentation.
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2019, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the nine months ended September 30, 2019 increased 3.9% to $1,011.2 million from $973.6 million in the comparable period in 2018.
•Flex revenue for the nine months ended September 30, 2019 increased 3.7% to $974.0 million from $939.1 million in the comparable period in 2018. Flex revenue increased 7.5% for Tech and decreased 8.9% for FA.
•Direct Hire revenue for the nine months ended September 30, 2019 increased 8.0% to $37.2 million from $34.4 million in the comparable period in 2018.
•Flex gross profit margin for the nine months ended September 30, 2019 decreased 40 basis points to 26.7% from 27.1% in the comparable period in 2018. For the nine months ended September 30, 2019, Flex gross profit decreased 40 basis points and 10 basis points for Tech and FA, respectively.
•SG&A as a percentage of revenue for the nine months ended September 30, 2019 decreased to 23.4% from 23.6% in the comparable period in 2018. SG&A expenses for the nine months ended September 30, 2019 include $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture, which negatively impacted SG&A. The overall improvement in SG&A was primarily due to an increase in associate productivity and leverage created from our revenue growth.
•Income from continuing operations for the nine months ended September 30, 2019 increased 7.2% to $40.0 million, or $1.65 per share, from $37.3 million, or $1.48 per share, in the comparable period in 2018.
•The total amount outstanding under our credit facility as of September 30, 2019 was $65.0 million, which decreased $6.8 million from December 31, 2018. We exited the quarter with $23.7 million of net debt as we had $41.3 million of cash primarily as a result of the net proceeds from the sale of assets held for sale.
•The Firm returned $104.0 million of capital to our shareholders in the form of quarterly dividends totaling $12.7 million, or $0.54 per share, and open market common stock repurchases of $91.3 million during the nine months ended September 30, 2019.
•Cash provided by operating activities was $46.5 million during the nine months ended September 30, 2019 compared to $64.7 million for the nine months ended September 30, 2018.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Tech and FA segments. We operate through our corporate headquarters in Tampa, Florida with 50 field offices located throughout the United States. As of September 30, 2019, Kforce employed nearly 2,300 associates and 10,400 consultants on assignment.
Kforce serves clients across many industries and geographies as well as companies of all sizes with a particular focus on Fortune 1000 and similarly-sized companies. We believe that the drivers of demand in technical and professional staffing, our client portfolio and service offerings are key contributors to our long-term financial stability.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continue to be positive during 2019, based on data published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”). The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate were 2.0% and 3.5%, respectively, in September 2019. Total non-farm employment was up 1.4% year-over-year and temporary help employment was up 0.4% as of September 2019. In addition, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the candidate and consultant population that Kforce most typically serves, was 2.0% in September 2019. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages, which we believe speaks to the high demand environment in which we are currently operating.
Operating Results - Three and Nine Months Ended September 30, 2019 and 2018
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue by segment:
Tech	78.7%	76.9%	78.4%	75.7%
FA	21.3	23.1	21.6	24.3
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	96.6%	96.8%	96.3%	96.5%
Direct Hire	3.4	3.2	3.7	3.5
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	29.8%	29.4%	29.4%	29.7%
Selling, general and administrative expenses	23.0%	22.8%	23.4%	23.6%
Depreciation and amortization	0.4%	0.5%	0.5%	0.5%
Income from operations	6.4%	6.1%	5.5%	5.5%
Income from continuing operations, before income taxes	6.2%	5.8%	5.3%	5.1%
Income from continuing operations	4.6%	4.3%	4.0%	3.8%
(Loss) income from discontinued operations, net of tax	(0.3)%	0.6%	7.6%	0.4%
Net income	4.3%	5.0%	11.5%	4.3%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech
Flex revenue	$267,304	8.2%	$247,154	$777,227	7.5%	$723,159
Direct Hire revenue	4,695	19.6%	3,925	15,720	10.9%	14,180
Total Tech revenue	$271,999	8.3%	$251,079	$792,947	7.5%	$737,339
FA
Flex revenue	$66,348	(3.8)%	$68,948	$196,760	(8.9)%	$215,988
Direct Hire revenue	7,211	10.0%	6,557	21,450	6.0%	20,233
Total FA revenue	$73,559	(2.6)%	$75,505	$218,210	(7.6)%	$236,221

Total Flex revenue	$333,652	5.6%	$316,102	$973,987	3.7%	$939,147
Total Direct Hire revenue	11,906	13.6%	10,482	37,170	8.0%	34,413
Total Revenue	$345,558	5.8%	$326,584	$1,011,157	3.9%	$973,560
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q3 2019	Q2 2019	Q1 2019	Q4 2018	Q3 2018
Billing Days	64	64	63	62	63
Tech Flex	6.5%	6.2%	9.8%	9.0%	10.3%
FA Flex	(5.3)%	(9.4)%	(11.7)%	(11.7)%	(11.8)%
Total Flex	3.9%	2.6%	4.6%	3.6%	4.5%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Tech increased during the three and nine months ended September 30, 2019 by 8.2% (6.5% on a billing day basis) and 7.5%, respectively, as compared to the same periods in 2018, primarily due to growth in billable consultants on assignment. Our growth rate has exceeded SIA’s projected domestic temporary technology staffing growth rate for 2019 of 3%, which we expect will continue in the fourth quarter of 2019. We believe the secular drivers of technology spend remain firmly intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. As we look forward to the fourth quarter of 2019 and into 2020, our belief in the strength in the demand environment within technology has not changed. We expect that Tech Flex revenue growth rates in the fourth quarter of 2019 to approximate third quarter levels on a billing day basis.
Our FA segment experienced a decrease in Flex revenue of 3.8% (5.3% on a billing day basis) and 8.9% during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. A decrease in the volume of new assignments within FA Flex was partially offset by higher average bill rates, which increased 3.8% and 5.4% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. We continue to focus on the strategic repositioning of our FA Flex business into more high-skilled positions that are less susceptible to being disrupted by technological advancements. We expect the year-over-year revenue growth rate for FA Flex to decline further in the high single digits due to a large project that occurred in the fourth quarter of 2018.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019 vs. September 30, 2018		September 30, 2019 vs. September 30, 2018
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$11,809	$(5,078)	$32,427	$(29,435)
Bill rate	7,404	2,451	21,861	10,042
Billable expenses	937	27	(220)	165
Total change in Flex revenue	$20,150	$(2,600)	$54,068	$(19,228)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	3,478	4.8%	3,319	10,234	4.5%	9,791
FA	1,799	(7.4)%	1,942	5,366	(13.7)%	6,215
Total Flex hours billed	5,277	0.3%	5,261	15,600	(2.5)%	16,006
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 13.6% and 8.0% during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019 vs. September 30, 2018		September 30, 2019 vs. September 30, 2018
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$142	$174	$1,023	$(1,139)
Placement fee	628	480	517	2,356
Total change in Direct Hire revenue	$770	$654	$1,540	$1,217
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	243	3.8%	234	851	7.2%	794
FA	500	2.7%	487	1,536	(5.6)%	1,627
Total number of placements	743	3.1%	721	2,387	(1.4)%	2,421
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	$19,328	15.4%	$16,742	$18,469	3.4%	$17,861
FA	$14,420	7.1%	$13,458	$13,967	12.3%	$12,432
Total average placement fee	$16,024	10.3%	$14,525	$15,572	9.6%	$14,212

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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	28.1%	1.4%	27.7%	27.7%	(1.1)%	28.0%
FA	35.9%	2.3%	35.1%	35.6%	2.6%	34.7%
Total gross profit percentage	29.8%	1.4%	29.4%	29.4%	(1.0)%	29.7%
The change in total gross profit percentage for the nine months ended September 30, 2019 as compared to the same period in 2018, is primarily the result of a decline in Flex gross profit, which was partially offset by an improvement in the mix of Direct Hire revenue. The change in total gross profit percentage for the three months ended September 30, 2019 as compared to the same period in 2018, is primarily the result of an increase in Flex gross profit as well as growth in Direct Hire revenue.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate.
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Tech	26.8%	1.1%	26.5%	26.2%	(1.5)%	26.6%
FA	28.9%	(0.3)%	29.0%	28.5%	(0.3)%	28.6%
Total Flex gross profit percentage	27.2%	0.4%	27.1%	26.7%	(1.5)%	27.1%
Our Flex gross profit percentage increased 10 basis points for the three months ended September 30, 2019 as compared to 2018 and decreased 40 basis points for the nine months ended September 30, 2019 as compared to 2018.
•Tech Flex gross profit margin decreased 40 basis points for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily due to compression in bill and pay spreads as a result of the mix of growth in some of our larger clients, which have a slightly lower margin profile. Tech Flex gross profit margin increased 30 basis points for the three months ended September 30, 2019 as compared to the same period in 2018, primarily related to lower costs associated with our foreign workers on assignment and increased profitability with certain clients. We expect Tech Flex gross profit margins for the fourth quarter to be at or near year-to-date levels.
•FA Flex gross profit margins were stable for the three and nine months ended September 30, 2019 as compared to the same periods in 2018.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2019 vs. September 30, 2018		September 30, 2019 vs. September 30, 2018
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$5,348	$(753)	$14,395	$(5,506)
Profitability impact	796	(49)	(3,204)	(203)
Total change in Flex gross profit	$6,144	$(802)	$11,191	$(5,709)

SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.2% and 83.3% for the three and nine months ended September 30, 2019, respectively, as compared to 83.1% and 83.7% for the comparable periods in 2018, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.
The following table presents components of SG&A as a percentage of revenue (in thousands):

	2019	% of Revenue	2018	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$65,875	19.1%	$61,794	18.9%
Other (1)	13,348	3.9%	12,604	3.9%
Total SG&A	$79,223	23.0%	$74,398	22.8%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$197,432	19.5%	$192,514	19.8%
Other (1)	39,621	3.9%	37,582	3.8%
Total SG&A	$237,053	23.4%	$230,096	23.6%
(1) Includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue increased 20 basis points for the three months ended September 30, 2019, as compared to 2018 primarily because of increased performance-based compensation due to the better-than-expected performance in the third quarter of 2019. SG&A as a percentage of revenue decreased 20 basis points for the nine months ended September 30, 2019 as compared to 2018 primarily due to an increase in associate productivity and leverage from our revenue growth. Included in the nine months ended September 30, 2019 was approximately $2.0 million of severance and other costs due to actions taken as a result of the GS divestiture, which negatively impacted SG&A as a percentage of revenue.
The Firm continues to focus on improving the productivity of our associates and exercising solid expense discipline to generate future leverage as revenue grows.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	Increase (Decrease)	2018	2019	Increase (Decrease)	2018
Fixed asset depreciation (includes finance leases)	$1,192	(15.5)%	$1,410	$3,726	(14.3)%	$4,346
Capitalized software amortization	235	(19.0)%	290	893	12.0%	797
Total Depreciation and amortization	$1,427	(16.1)%	$1,700	$4,619	(10.2)%	$5,143
Other Expense, Net. Other expense, net for the three and nine months ended September 30, 2019 was $0.9 million and $2.2 million, respectively. Other expense, net for the three and nine months ended September 30, 2018 was $1.1 million and $3.7 million, respectively. Other expense, net consists primarily of interest expense related to outstanding borrowings under our credit facility, which is offset by the interest income on cash held in government money market funds in 2019.
We also recorded a loss on equity method investment of $0.4 million during the nine months ended September 30, 2019. Refer to Note A - “Summary of Significant Accounting Policies” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion on the equity method investment in WorkLLama LLC.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the nine months ended September 30, 2019 and 2018 was 24.8% and 25.3%, respectively.
Discontinued Operations, Net of Tax. During 2019, we sold the GS segment, which consisted of KGS, our federal government solutions business, and TFX, our federal government product business. Kforce has no significant continuing involvement in the operations of KGS or TFX and reported the GS segment as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018. Refer to Note B - “Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.

On April 1, 2019, Kforce completed the sale of all of the issued and outstanding stock of Kforce Government Holdings, Inc., including its wholly-owned subsidiary KGS, to ManTech International Corporation for a cash purchase price of $115.0 million. Our gain on the sale of KGS, net of transaction costs, was $72.3 million. Total transaction costs were $9.6 million, which primarily includes legal and broker fees, transaction bonuses and accelerated stock-based compensation expense triggered by a change in control of KGS.
On June 7, 2019, Kforce completed the sale of all of the issued and outstanding stock of TFX to an unaffiliated third party for a cash purchase price of $18.4 million. During the three months ended September 30, 2019, we recorded an estimated loss of $0.4 million related to a post-closing working capital adjustment. Our gain on the sale of TFX, net of transaction costs, was $7.3 million. Total transaction costs were $2.2 million, which primarily includes legal and broker fees and transaction bonuses. Due to the sale of TFX, we finalized the settlement of a contingent consideration liability related to the acquisition of TFX in 2014 and paid $0.6 million during the nine months ended September 30, 2019.
The effective tax rates for discontinued operations, including the gain on sale of discontinued operations, for the nine months ended September 30, 2019 and 2018 were 4.4% and 25.6%, respectively. The tax rate for 2019 is lower as a result of the efficient tax structure of the sale of KGS.
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free Cash Flow is limited, however, because it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to (but not a replacement of) our Unaudited Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2019 and 2018, Free Cash Flows includes results from discontinued operations.
The following table presents Free Cash Flow (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net income	$116,654	$41,624
Non-cash provisions and other	(57,409)	15,321
Changes in operating assets/liabilities	(12,735)	7,730
Net cash provided by operating activities	46,510	64,675
Capital expenditures	(7,728)	(4,005)
Free cash flow	38,782	60,670
Change in debt	(6,800)	(37,223)
Repurchases of common stock	(91,947)	(12,465)
Cash dividends	(12,726)	(10,404)
Net proceeds from the sale of assets held for sale	123,254	1,000
Other	(9,355)	(1,491)
Change in cash and cash equivalents	$41,208	$87

Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before (loss) income from discontinued operations, net of tax, depreciation and amortization, stock-based compensation expense, interest expense, net and income tax expense. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations and management believes it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. Consequently, management believes it is useful information to investors. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is thus susceptible to varying calculations. Also, Adjusted EBITDA, as presented, may not be comparable to similarly titled measures of other companies.
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
The following table presents Adjusted EBITDA from continuing operations and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	2019	2018
Three Months Ended September 30,
Net income	$14,940	$16,177
(Loss) income from discontinued operations, net of tax	(967)	2,021
Income from continuing operations	15,907	14,156
Depreciation and amortization	1,427	1,700
Stock-based compensation expense	2,419	1,928
Interest expense, net	504	1,043
Income tax expense	5,374	4,739
Adjusted EBITDA from continuing operations	$25,631	$23,566

Nine Months Ended September 30,
Net income	$116,654	$41,624
Income from discontinued operations, net of tax	76,697	4,338
Income from continuing operations	39,957	37,286
Depreciation and amortization	4,619	5,143
Stock-based compensation expense	7,382	6,328
Interest expense, net	1,837	3,579
Income tax expense	13,178	12,595
Adjusted EBITDA from continuing operations	$66,973	$64,931
Adjusted EBITDA from continuing operations for the nine months ended September 30, 2019 was negatively impacted by $2.0 million of severance and other costs due to actions taken as a result of the GS divestiture.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow as well as borrowings under our credit facility. We anticipate maintaining an outstanding credit facility balance of $65.0 million until the notional amount of our interest rate swap decreases to $25.0 million in May 2020. At September 30, 2019, we had $41.3 million in cash and cash equivalents, which consisted primarily of government money market funds. At September 30, 2019, Kforce had $180.7 million in working capital compared to $140.6 million at December 31, 2018, primarily due to the GS divestiture.

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
As previously discussed, the GS segment was sold and has been reflected as discontinued operations. For the nine months ended September 30, 2019, cash provided by operating activities and cash provided by investing activities for discontinued operations were $5.1 million and $118.5 million, respectively. For the nine months ended September 30, 2018, cash provided by operating activities and cash used in investing activities for discontinued operations were $5.4 million and $0.9 million, respectively. The absence of cash flows from the GS segment is not expected to have a significant effect on the future liquidity, financial position or capital resources of Kforce. Our Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations).
Cash provided by operating activities was $46.5 million during the nine months ended September 30, 2019 compared to $64.7 million during the nine months ended September 30, 2018. Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our associate and consultant compensation. The decrease is primarily due to the receipt of a $6.8 million income tax refund in the comparable period in 2018 and the timing of collections of accounts receivable.
Cash provided by investing activities was $108.0 million during the nine months ended September 30, 2019 compared to $3.0 million of cash used in the nine months ended September 30, 2018, which includes capital expenditures. Cash provided by investing activities during the nine months ended September 30, 2019 includes the net proceeds from the sale of the GS segment as well as capital invested in an equity method investee.
Cash used in financing activities was $113.3 million during the nine months ended September 30, 2019 compared to $61.6 million during the nine months ended September 30, 2018. This was primarily driven by an increase in cash used for repurchases of common stock and dividends, partially offset by a decrease in payments on our credit facility for the nine months ended September 30, 2019.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Nine Months Ended September 30,
	2019	2018
Open market repurchases	$90,808	$9,565
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	1,139	2,900
Total cash flow impact of common stock repurchases	$91,947	$12,465

Cash paid in current period for settlement of prior year repurchases	$556	$3,323
During the nine months ended September 30, 2019 and 2018, Kforce declared and paid quarterly dividends of $12.7 million ($0.54 per share) and $10.4 million ($0.42 per share), respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our credit facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, a material deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for potential acquisitions, strategic investments, additional common stock repurchases or dividends.
Credit Facility
Under the credit facility, our maximum borrowing capacity of $300.0 million, which, subject to certain conditions and participation of the lenders, may be increased up to an aggregate additional amount of $150.0 million in the form of revolving credit loans, swingline loans and letters of credit. Letters of credit and swingline loans under the credit facility are subject to sublimits of $10.0 million. As of September 30, 2019 and December 31, 2018, $65.0 million and $71.8 million was outstanding under the credit facility, respectively.

The Firm is subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the credit facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our credit facility (disclosed as “Consolidated EBITDA”), less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the credit facility. The total leverage ratio is defined pursuant to the credit facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if, (a) the total leverage ratio is greater than 2.75 to 1.00 and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. As of September 30, 2019, Kforce was not limited in making distributions and executing repurchases of its equity securities.
On April 21, 2017, Kforce entered into the Swap with Wells Fargo to mitigate the risk of rising interest rates and the Swap has been designated as a cash flow hedge. At September 30, 2019 and December 31, 2018, the fair value of the Swap was a liability of $0.3 million and an asset of $0.9 million, respectively. Refer to Note L - “Derivative Instrument and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report for a complete discussion of our credit facility.
In connection with our credit facility, Kforce entered into the First Amendment and Consent, by and among, Kforce and its subsidiaries, Wells Fargo, National Association, and the other lenders thereto on February 28, 2019. The amendment provides certain provisions of the credit facility to (i) permit the divestiture of the GS segment and (ii) increase flexibility to make investments in partnerships and ventures and funding of our SERP. Kforce does not expect the GS divestiture to affect our future compliance with our covenants under the credit facility.
Stock Repurchases
In March 2019, in anticipation of using the net cash proceeds from the GS divestiture and allowing flexibility to utilize our free cash flow to repurchase shares, the Board approved an increase in our stock repurchase authorization bringing the then available balance to $150.0 million. During the nine months ended September 30, 2019, Kforce repurchased approximately 2.6 million shares of common stock on the open market at a total cost of approximately $91.3 million. As of September 30, 2019 and December 31, 2018, $70.8 million and $92.9 million, respectively, remained available for further repurchases under the Board-authorized common stock repurchase program.
Off-Balance Sheet Arrangements
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to our off-balance sheet arrangements previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Other than the changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10-K.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

On August 23, 2019, Kforce Inc. was served with a complaint, as amended, brought in the U.S. District Court, Middle District of Florida, Tampa Division. Maurcus Smith, Alvin Hodge and David Kortright, et al. v. Kforce Inc., Case No.: 8:19-cv-02068-CEH-CPT. The plaintiffs purport to bring claims on their own behalf and on behalf of a putative class of consumers/applicants who were the subject of consumer reports used for employment purposes for alleged violations of the Fair Credit Reporting Act of 1970, as amended, (“FCRA”), 15 U.S.C. § 1681 et seq. based upon the defendant’s purported failure to provide stand-alone FCRA disclosures and obtain valid authorizations. The plaintiffs seek statutory damages, punitive damages, costs, attorney’s fees and other relief under the FCRA. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding; however, based on our current knowledge, we believe that the final outcome of this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.
ITEM 1A.  RISK FACTORS.
There have been no material changes in the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In March 2019, the Board approved an increase in our stock repurchase authorization bringing the then available authorization to $150.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	372,053	$35.77	372,053	$97,422,353
August 1, 2019 to August 31, 2019	428,370	$33.44	419,097	$83,398,567
September 1, 2019 to September 30, 2019	369,142	$34.26	369,142	$70,753,049
Total	1,169,565	$34.44	1,160,292	$70,753,049
(1) Includes 9,273 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period August 1, 2019 to August 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
None.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended September 30, 2019, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kforce Inc.
(Registrant)

Date:	October 31, 2019	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2019	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)