Form 10-K
period 2019-12-31
KFORCE INC
filed 2020-02-21
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019, was $753,609,332. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 19, 2020 was 22,712,952.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 28, 2020 (“Proxy Statement”)	Part III

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

PART I
ITEM 1.  BUSINESS.
COMPANY OVERVIEW
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. We operate through our corporate headquarters in Tampa, Florida with 50 field offices located throughout the U.S. Kforce was incorporated in 1994 and completed its Initial Public Offering in August 1995, but its predecessor companies have been providing staffing services since 1962.
Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our portfolio of service offerings is a key contributor to our long-term financial stability. Our 10 largest clients represented approximately 23% of revenue and no single client contributed more than 5% of total revenue for the year ended December 31, 2019.
During 2019, Kforce sold its Government Solutions ("GS") segment, which has been reported as discontinued operations in the consolidated financial statements. Except as specifically noted, our discussions in this report exclude any activity related to the GS segment. Refer to Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion.
Our quarterly operating results can be affected by:
•the number of billing days in a particular quarter;
•the seasonality of our clients’ businesses;
•increased holidays and vacation days taken, which is usually highest in the fourth quarter of each calendar year; and
•increased costs as a result of certain annual U.S. state and federal employment tax resets that occur at the beginning of each calendar year, which negatively impacts our gross profit and overall profitability in the first fiscal quarter of each calendar year.
Tech Segment
Our largest segment, Tech, provides both Flex and Direct Hire services to our clients, focusing primarily on areas of information technology such as systems/applications architecture and development, data management, business and artificial intelligence, machine learning and network architecture and security. Increasingly, Kforce has been successfully winning more complex technology projects that require us to manage teams of consultants and deliver solutions to our clients. This level of project ownership has been an intentional, strategic shift by Kforce over the last few years as our clients look to their third party providers, such as Kforce, for these engagements. Within our Tech segment, we provide service to clients in a variety of industries with a diversified footprint in financial and business services, communications and technology. Revenue for our Tech segment increased 6.8% to $1.1 billion in 2019 on a year-over-year basis. The average bill rate for Tech Flex in 2019 was approximately $76 per hour, which increased 3.1% as compared to 2018. Our average assignment duration for Tech Flex is nearly 10 months, which has steadily increased over the last several years. Tech Flex continues to benefit from improving bill rates and longer assignment durations, which we believe is related to the acute labor shortage, especially with highly-skilled resources.
The September 2019 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing is expected to experience growth of 3% in 2020. Digital transformation, as a general trend, is driving organizations across all industries to increase their technology investments as competition and the speed of change intensifies. Nontraditional competitors are also entering new emerging technologies and markets. This development puts increased pressure on companies to invest in innovation and the evolution of their business models. We believe the secular drivers of technology spend generally remain intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. At the macro level, demand is also being driven by an ever-changing and complex regulatory and employment law environment, which increases the overall cost of employment for many companies. We believe that these factors, among others, are continuing to drive companies to look to temporary staffing providers, such as Kforce, to meet their human capital needs.
FA Segment
Our FA segment provides both Flex and Direct Hire services to our clients in areas such as general accounting, business and cost analysis, financial analysis and reporting, taxation, budgeting, loan servicing, professional administration, audit services and systems and controls analysis and documentation. Within our FA segment, we provide services to clients in a variety of industries with a diversified footprint in the financial services, healthcare and manufacturing sectors. Revenue for our FA segment decreased 7.7% to $289.5 million in 2019 on a year-over-year basis. The average bill rate for FA Flex in 2019 was approximately $37 per hour, which increased 5.7% as compared to 2018. This increase reflects our efforts to reposition our FA segment into more high-skilled positions that are less susceptible to being disrupted by technological advancements. The September 2019 report published by SIA stated that finance and accounting temporary staffing is expected to experience growth of 4% in 2019 and 2020.

Flex Revenue
Flex revenue represents approximately 96% of total revenue over the last three fiscal years. We provide our clients with qualified individuals (“consultants”) on a temporary basis when the consultant's set of skills and experience is the right match for our clients. We utilize a diversified set of recruitment platforms and databases to identify consultants who are actively seeking employment. The vast majority of our consultants are directly employed by Kforce (both domestic and foreign workers sponsored by Kforce) with a smaller composition representing qualified independent contractors. Our success is dependent upon our internal employees’ (“associates”) ability to: (1) acknowledge, understand and participate in creating solutions for our clients’ needs; (2) determine and understand the experience and capabilities of the consultants being recruited; (3) ensure excellence in delivering and managing the client-consultant relationship; and (4) have access to a sufficient pool of qualified consultants. We believe proper execution by our associates and consultants directly impacts the longevity of the assignments, increases the likelihood of generating repeat business with our clients and fosters a better experience for our consultants, which has a direct correlation to consultant redeployment.
The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce. Our Flex gross profit is determined by deducting related costs of employment for consultants, including compensation, payroll taxes, certain fringe benefits and independent contractor costs from Flex revenue. Associate and management commissions, compensation, payroll taxes and other fringe benefits are included in selling, general and administrative expenses (“SG&A”), along with other customary costs such as administrative and corporate costs. Our Flex business model involves maximizing the number of billable hours and bill rates, while managing consultant pay rates and benefit costs, as well as compensation and benefits for our associates.
Direct Hire Revenue
Our Direct Hire business involves locating qualified individuals (“candidates”) for permanent placement with our clients. Direct Hire revenue represents less than 4% of total revenue over the last three fiscal years. Although it is a smaller portion of our business, it continues to be an important capability in ensuring that we have the flexibility to meet the talent needs of our clients. We recruit candidates using methods that are consistent with Flex consultants. Candidate searches are generally performed on a contingency basis (as opposed to a retained search), therefore revenue is earned only if the candidates are ultimately hired by our clients. The typical fee structure is based upon a percentage of the candidate’s annual compensation in their first year of employment, which is determined or estimated at the time of placement.
The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee. Direct Hire revenue is recorded net of an allowance for “fallouts,” which occurs when a candidate does not complete the contingency period (typically 90 days or less). There are no consultant payroll costs associated with Direct Hire placements, therefore all Direct Hire revenue increases gross profit by the full amount of the fee, which constitutes a disproportionate percentage of our gross profit. Commissions, compensation and benefits for Direct Hire associates are included in SG&A.
Industry Overview
The professional staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. A report published by SIA in 2019 indicated that Kforce is one of the 10 largest publicly-traded specialty staffing firms in the U.S. Per this SIA report, Kforce is the fifth largest technology temporary staffing firm and fourth largest finance and accounting temporary staffing firm.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, which continued to be generally positive during 2019, based on data published by the Bureau of Labor Statistics and SIA. The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate were 2.0% and 3.5%, respectively, in December 2019. Although temporary help employment was down 0.5% year over year as of December 2019, total non-farm employment was up 1.4% year over year. In addition, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the consultant and candidate population that Kforce most typically serves, was 1.9% in December 2019, which represented a decrease from December 2018. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is lower than the published averages. We believe this speaks to the high demand environment in which we are currently operating as well as the challenges of finding an adequate supply of qualified talent.
According to the September 2019 SIA report, the technology temporary staffing industry and finance and accounting temporary staffing industry are expected to generate projected revenues of $33.0 billion and $8.9 billion, respectively, in 2019; based on these projected revenues, our current market share is approximately 3% for each. Our business strategies are sharply focused around expanding our share of the U.S. temporary staffing industry, expanding our addressable market into higher level IT services and solutions, and further penetrating our existing clients’ human capital needs.

Business Strategies
Our primary objectives are driving long-term shareholder value by achieving above-market revenue growth, making prudent investments to enhance efficiency and effectiveness within our operating model and significantly improving levels of operating profitability. We believe the following strategies will help us achieve our objectives.
Improving Productivity of our Talent. We believe that it is critical to provide our associates with high quality tools to effectively and efficiently perform their roles, to better evaluate business opportunities and to advance the value we bring to our clients and consultants. We continue to enhance our sales and delivery methodologies and processes in ways we believe will allow us to better evaluate and shape business opportunities with our clients as well as train our sales and delivery associates on our consistent and uniform methodology.
During 2019, we began developing a new talent relationship management system (“TRM”) that we expect will better enable our delivery strategies and processes and improve our capabilities. In addition, we continue to make enhancements to our business and data intelligence capabilities. These investments are part of a multi-year effort to upgrade our technology tools to equip our associates with improved capabilities to deliver exceptional service to our clients, consultants and candidates and improve the productivity of our associates and the scalability of our organization.
Enhancing our Client Relationships. We strive to differentiate ourselves by working collaboratively with our clients to better understand their business challenges and help them attain their organizational objectives. This collaboration focuses on building a consultative partnership rather than a transactional client relationship, which increases the intimacy with our clients and improves our ability to offer higher value and a broader array of services and support to our clients. To accomplish this, we align our revenue-generating talent with clients based on their experience with markets, products and industries.
We measure our success in building long-lasting relationships with our clients using staffing industry benchmarks and Net Promoter Score (“NPS”) surveys conducted by a specialized, independent third-party provider. Our client NPS ratings compare favorably against staffing industry averages and provide helpful insights from our clients on how to continue improving our relationships. We believe long-lasting relationships with our clients is a critical element in revenue growth.
Improving the Job Seeker Experience. Our consultants are a critical component to our business and essential in sustaining our client relationships. In 2019, we launched a new referral technology through which an eligible individual can refer someone in their personal network and receive a referral fee if the candidate is successfully placed on an assignment with us. We believe this seamlessly connects the candidate with the recruiter, which improves the job seeker experience and provides a better quality candidate. We are focused on effective and efficient processes and tools to find and attract prospective consultants, matching them to a client assignment and supporting them during their tenure with Kforce. We expect to deploy our new TRM in 2020, which we believe will better enable these processes. Our success in this regard would be expected to positively influence the tenure and loyalty of our consultants and be their employer of choice, thus enabling us to deliver the highest quality talent to our clients.
We measure the quality of our service to and support of our consultants using staffing industry benchmarks and NPS surveys conducted by a specialized, independent third-party provider. Our consultant NPS ratings, similar to our client ratings, are above staffing industry averages. We continually seek direct feedback from our consultants, which gives us valuable insight into where we have opportunities to refine our services.
Evolving our Technology Managed Services and Solutions Offerings. Our clients increasingly look for resources to execute critical and more technical projects. We are leveraging the longevity of our relationships, primarily with Fortune 1000 companies, and our understanding of existing client needs to provide talent beyond traditional staff augmentation into areas including resource and capacity management as well as managed services and solutions. We believe significant opportunity exists to expand our capabilities and provide differentiated managed services and solutions to our clients, which we believe could be accomplished through a potential acquisition to enhance our operating model and successfully provide these types of offerings.
Competition
We operate in a highly competitive and fragmented staffing industry comprised of large national and local staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. We also face competition from national and regional accounting, consulting and advisory firms that offer both solutions and staffing services. However, we believe that our U.S. geographic presence, concentration of service offerings in areas of greatest demand (especially technology), national delivery teams, delivery channels for foreign consultants, longevity of our brand and reputation in the market, along with our dedicated compliance and regulatory infrastructure, all provide a competitive advantage.
Many clients utilize Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) for the management and procurement of staffing services. Generally, MSPs and VMOs standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMSs are also offered through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees ranging from 1% to 4% of revenue. In addition, the aggregation of services by MSPs for their clients into a single program can result in significant buying power and, thus, pricing power. Therefore, the use of MSPs by our clients has, in certain instances, resulted in margin compression. Kforce does not currently provide MSP or VMO services directly to our clients; rather, our strategy has been to work with MSPs, VMOs and VMS providers that enable us to best extend our services to current and prospective clients.

We believe that the principal elements of competition in our industry are reputation, the availability and quality of associates, consultants and candidates, level of service, effective monitoring of job performance, scope of geographic service and types of service offerings, and compliance orientation. To attract consultants and candidates, we emphasize our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility and permanent placement opportunities, all of which are important to Kforce being the employer of choice. Because individuals pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals and focus on our consultant relationship objectives. Additionally, in certain markets, we have experienced significant pricing pressure as a result of our competitors’ pricing strategies, which may result in us not being able to effectively compete or choosing to not participate in certain business that does not meet our profitability standard.
Regulatory Environment
Staffing firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship, such as wage and hour regulations, tax withholding and reporting, immigration regulations, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements; and (3) worker classification regulations.
Because we operate in a complex regulatory environment, one of our top priorities is compliance. For more discussion of the potential impact that the regulatory environment could have on Kforce’s financial results, refer to Item 1A. Risk Factors.
Operating Employees and Personnel
As of December 31, 2019, Kforce employed approximately 2,300 associates and we had approximately 10,600 consultants on assignment providing flexible staffing services and solutions to our clients. Approximately 90% of the consultants are employed directly by Kforce; the other 10% consists of qualified independent contractors. As the employer, Kforce is responsible for the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs relating to our employees. We offer access to various health, life and disability insurance programs and other benefits for our employees. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize any of our employees.
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
Availability of Reports and Other Information
Our Annual Report on Form 10-K, along with all other reports and amendments filed with or furnished to the SEC, are publicly available, free of charge, on our website at www.kforce.com as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. The information contained on our website, or on other websites linked to our website, is not part of this document.
ITEM 1A.  RISK FACTORS.
The U.S. professional staffing industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for staffing services is significantly affected by the general level of economic activity and employment in the U.S. Even in a strong demand environment, without significant uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulties in forecasting the strength of economic cycles, availability of consultants and candidates, and the short-term nature of many of our agreements. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off permanent employees. In addition, an economic downturn could result in a reduction in the temporary staffing penetration rate, an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Any substantial economic downturn in the U.S. or global impact on the U.S. could have a material adverse effect on our business, financial condition, and operating results.
Kforce may not be able to recruit and retain qualified consultants and candidates.
Kforce depends upon the abilities of its staff to attract and retain consultants and candidates, particularly technical and professional individuals, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our methods of attracting qualified consultants and candidates to keep pace with changing client needs and emerging technologies. We expect significant competition for individuals with proven technical or professional skills to continue or increase for the foreseeable future. The supply of available consultants and candidates has been constrained during this economic recovery, especially in our Tech segment. If qualified individuals are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse effect on our business.

Kforce faces significant employment-related legal risk.
Kforce employs people primarily in the workplaces of our clients. Inherent risks in our business include possible claims of or relating to: discrimination and harassment; wrongful termination; violations of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violations of wage and hour requirements and other labor laws; employment of illegal aliens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. In some cases, we are contractually obligated to indemnify our clients against such risks. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of defense costs, monetary damages or fines that may be significant, discontinuation of client relationships or other material adverse effects on our business. To reduce our exposure, we maintain policies, procedures and guidelines to promote compliance with laws, rules, regulations and best practices applicable to our business. Even claims without merit could cause us to incur significant expense or reputational harm. We also maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability, and general liability in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime-eligible workers and/or failure to pay overtime-eligible workers for all hours worked.
Our failure to keep pace with technological change in our industry could potentially place us at a competitive disadvantage.
Our future success is likely to depend on our ability to successfully keep pace with technological changes and advances occurring across our industry. Our business is reliant on a variety of systems and technologies, including those that support consultant and candidate searching and matching, hiring and tracking, order management, billing, and client data analytics. Our success may depend on our ability to keep pace with rapid technological changes in the development and implementation of these services. If our systems become outdated, or if our investments in technology fail to provide the expected results, then we may be unable to maintain our technological capabilities relative to our competitors and our business could be negatively affected.
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
In the ordinary course of our business, we collect and retain personal information of our associates and consultants and their dependents. We are also regularly subjected to cyberattacks and the number and sophistication of such cyberattacks continue to increase. Cyberattacks or other breaches of network or information technology used by our associates and consultants, as well as risks associated with compliance on data privacy could adversely impact our systems, services, operations and financial results. These attacks include, but are not limited to, attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While we have policies, procedures and systems in place to detect, prevent and deter cyberattacks or other breaches of our networks, techniques used to obtain unauthorized access or cause system interruption change frequently and may not immediately produce signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
Part of our business strategy includes enhancing our service offerings and relationships with large consumers of temporary staffing and other solutions, which is intended to enable us to profitably grow our revenues with these clients. However, it also creates the potential for concentrating a significant portion of our revenues among our largest clients and exposes us to increased risks arising from decreases in the volume of business from, the pricing of business with, or the possible loss of business with these clients. Organizational changes occurring within those clients, or a deterioration of their financial condition or business prospects, could reduce their need for our services and result in a significant decrease in the revenues we derive from those clients, which could have a material adverse effect on our financial results.
Kforce may be adversely affected by government regulation of the staffing business and of the workplace.
Our business is subject to regulation and licensing in many states. There can be no assurance that we will be able to continue to obtain all necessary licenses or approvals or that the cost of compliance will not prove to be material. If we fail to comply, such failure could have a material adverse effect on our financial results.

A large part of our business entails employing individuals on a temporary basis and placing such individuals in clients’ workplaces. Increased government regulation of the workplace or of the employer/employee relationship could have a material adverse effect on Kforce. For example, changes to government regulations, including changes to statutory hourly wage and overtime regulations, could adversely affect the Firm’s results of operations by increasing its costs. Due to the substantial number of state and local jurisdictions in which we operate and the widening disparity among state and local laws (a trend which appears to be accelerating), there also is a risk that we may be unaware of, or unable to adequately monitor, actual or proposed changes in, or the interpretation of, the laws or governmental regulations of such states and localities. Any delay in our compliance with changes in such laws or governmental regulations could result in potential fines, penalties, or other sanctions for non-compliance.
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
Reclassification of our independent contractors by tax or regulatory authorities could have a material adverse effect on our business model and/or could require us to pay significant retroactive wages, taxes and penalties.
We utilize individuals to provide services in connection with our business as qualified third-party independent contractors rather than our direct employees. Heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform our services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in substantial taxes or other liabilities to us.
Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people internally, and in the workplace of other businesses, is that many of these individuals have access to information systems and confidential information. The risks of such activity include possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, personally identifiable information, funds, or other property; cybersecurity breaches affecting our clients and/or us; or other acts. Misconduct by our employees could include intentional or unintentional failures to comply with federal government regulations, engaging in unauthorized activities or improper use of our clients’ sensitive or classified information, potentially in collusion with third parties, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could have a material adverse effect on our business.
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
Significant increases in wages or payroll-related costs could have a material adverse effect on our financial results.
Kforce is required to pay a number of federal, state and local payroll and related costs or provide certain benefits such as paid time off, sick leave, unemployment taxes, workers’ compensation and insurance premiums and claims, FICA, and Medicare, among others, related to our employees. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.
Our business is dependent upon maintaining our reputation, brand, relationships and performance.
We depend on our overall professional reputation and brand name recognition to secure new engagements, maintain existing business and hire qualified consultants and candidates. If our reputation, brand or relationships are damaged, it could have a material adverse effect on our operations. In addition, if our performance does not meet our clients' expectations, our revenues and operating results could be materially harmed.

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
Kforce is dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of Kforce’s daily operations, most significantly, in the identification and matching of staffing resources to client assignments and in the client billing and consultant or vendor payment functions. Kforce’s information systems may not perform as anticipated and are vulnerable to damage or interruption including natural disasters, fire or casualty theft, technical failures, terrorist acts, cybersecurity breaches, power outages, telecommunications failures, physical or software intrusions, computer viruses, employee errors or other similar events. Our corporate headquarters and data center are located in a hurricane-prone area. Although we have disaster recovery systems for most key information systems, this makes us reliant on third party providers for the restoration of these systems. Failure or interruption of our critical information systems may require significant additional capital and management resources to resolve, which could have a material adverse effect on our business. Additionally, many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to Kforce as those associated with our internal systems.  We seek to reduce these risks by performing vendor due diligence procedures prior to engaging with any third party vendor who will have access to sensitive data. Additionally, we require audits of the relevant third parties’ information technology processes on an annual basis. However, there can be no assurance that such parties will not experience cybersecurity breaches that could adversely affect our employees, customers and businesses or that our audit or diligence processes will successfully deter or prevent such breach.
New business initiatives and strategic changes may divert management’s attention from normal business operations, which could have an adverse effect on our performance.
New business initiatives and strategic changes in the composition of our business mix can be a diversion to our management’s attention from other business concerns and could be disruptive to our operations, which could cause our business and results of operations to suffer materially. Acquisitions and new business initiatives could involve significant unanticipated challenges and risks, including the possibility that: they may not advance our business strategy; we may not realize our anticipated return on our investment; we may lose key personnel; we may incur and/or retain unforeseen liabilities; we may experience difficulty in implementing initiatives or integrating acquired operations; or management's attention may be diverted from our other businesses. These events could have a material adverse effect on our business, operating results or financial condition.
Kforce’s current market share may decrease as a result of limited barriers to entry for new competitors and discontinuation of clients outsourcing their staffing needs.
Due to limited barriers to entry for new competitors, the competition among staffing services firms is intense and we face significant competition in the markets we serve. Kforce competes for potential clients with large national and local staffing firms and national and regional advisory firms that offer both solutions and staffing services. Some of our clients increasingly rely upon internal recruiting functions. Some of our competitors possess substantially greater resources than we do and others may develop new and unique technologies. From time to time, we experience significant pressure from our clients to reduce price levels due to competition. During these periods, we may face increased competitive pricing pressures and may not be able to recruit the personnel necessary to fulfill our clients’ needs. We also face the risk that certain of our current and prospective clients will decide to provide similar services internally, particularly if regulatory burdens are reduced. Additionally, many clients are retaining third parties to provide vendor management services, which may subject us to greater risks or lower margins.
Adverse results in tax audits or interpretations of tax laws could have an adverse impact on our business.
Kforce is subject to periodic federal, state and local tax audits for various tax years. We also need to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act, enacted in December 2017, continues to require significant interpretation; as additional regulatory guidance is issued and we continue to analyze the application of the new law, we may be required to refine our estimates, which could materially affect our tax obligations and effective tax rate. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.

Impairment charges relating to our goodwill, long-lived assets and equity method investment could have a material adverse effect on our operating results.
We regularly monitor our goodwill, long-lived assets and equity method investment for impairment indicators. In conducting our goodwill impairment testing, we compare the fair value of each of our reporting units with goodwill to the related net book value. In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book value. We review our equity method investment for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill, long-lived assets and/or equity method investment. In the event that we determine that there is an impairment, we may be required to record a significant non-cash charge to earnings which could have a material adverse effect on our operating results.
Delays in collecting our trade accounts receivable could have an adverse effect on our business.
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
We have a credit facility consisting of a revolving line of credit of up to $300.0 million, subject to certain limitations. Borrowings under the credit facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral.
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
Kforce is subject to certain affirmative and negative covenants under our credit facility. Our failure to comply with such restrictive covenants could result in an event of default, which, if not cured or waived, could result in Kforce being required to repay the outstanding balance before the due date. If this occurs, we may not be able to repay our debt or we may be forced to refinance on terms not acceptable to us, which could have a material adverse effect on our operating results and financial condition.
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
Kforce’s stock price may be volatile.
The market price of our stock has fluctuated substantially in the past and could fluctuate substantially in the future, based on a variety of factors, including our operating results, changes in general conditions in the economy, the financial markets, the staffing industry, a decrease in our outstanding shares or other developments affecting us, our clients, or our competitors; some of which may be unrelated to our performance.
In addition, the stock market in general, especially NASDAQ, along with market prices for staffing companies, has experienced historical volatility that has often been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating results.
Among other things, volatility in our stock price could mean that investors will not be able to sell their shares at or above the prices they pay. The volatility also could impair our ability in the future to offer common stock as a source of additional capital or as consideration in the acquisition of other businesses, or as compensation for our key employees.

Provisions in Kforce’s articles and bylaws and Florida law may have certain anti-takeover effects.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.  PROPERTIES.
We own our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space. In addition, as of December 31, 2019, we leased approximately 247,000 square feet of total office space in 50 field offices located throughout the U.S., with lease terms ranging from three to seven years, although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year.
ITEM 3.  LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. We do not believe that any of our current such proceedings, claims or matters are material. For further information regarding legal proceedings, refer to Note 17 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the section entitled "Litigation," included in Item 8. Financial Statements and Supplementary Data of this report, which is incorporated into this Item 3 by reference.
ITEM 4.  MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Holders of Common Stock
Our common stock trades on the NASDAQ using the ticker symbol “KFRC”. As of February 19, 2020, there were 150 holders of record.
Purchases of Equity Securities by the Issuer
In March 2019, the Board approved an increase in our stock repurchase authorization bringing the then available authorization to $150.0 million. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	703,579	$37.90	698,185	$44,297,260
November 1, 2019 to November 30, 2019	835	$40.18	—	$44,297,260
December 1, 2019 to December 31, 2019	118,754	$39.95	—	$44,297,260
Total	823,168	$38.20	698,185	$44,297,260
(1) Includes 5,394 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period October 1, 2019 to October 31, 2019.
(2) Includes 835 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period November 1, 2019 to November 30, 2019.
(3) Includes 118,754 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period December 1, 2019 to December 31, 2019.

ITEM 6.   SELECTED FINANCIAL DATA.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this report.

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (2)	2016 (3)	2015
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue	$1,347,387	$1,303,937	$1,253,646	$1,221,078	$1,221,866
Gross profit	395,038	386,487	375,597	376,393	380,757
Selling, general and administrative expenses	314,167	307,250	308,313	318,970	309,998
Depreciation and amortization	6,050	6,836	7,266	7,549	8,386
Other expense, net	3,425	4,521	5,100	3,101	1,928
Income from continuing operations, before income taxes	71,396	67,880	54,918	46,773	60,445
Income tax expense	16,830	17,004	25,324	19,751	24,802
Income from continuing operations	54,566	50,876	29,594	27,022	35,643
Income from discontinued operations, net of tax	76,296	7,104	3,691	5,751	7,181
Net income	$130,862	$57,980	$33,285	$32,773	$42,824
Earnings per share – basic, continuing operations	$2.35	$2.05	$1.17	$1.04	$1.28
Earnings per share – diluted, continuing operations	$2.29	$2.02	$1.16	$1.03	$1.26
Weighted average shares outstanding – basic	23,186	24,738	25,222	26,099	27,910
Weighted average shares outstanding – diluted	23,772	25,251	25,586	26,274	28,190
Dividends declared per share	$0.72	$0.60	$0.48	$0.48	$0.45
	As of December 31,
	2019	2018	2017	2016	2015
	(IN THOUSANDS)
Cash and cash equivalents	$19,831	$112	$379	$1,482	$1,497
Working capital	$160,271	$158,104	$161,726	$135,353	$122,270
Total assets	$381,125	$379,908	$384,304	$365,421	$351,822
Total outstanding borrowings on credit facility	$65,000	$71,800	$116,523	$111,547	$80,472
Total long-term liabilities	$128,898	$121,219	$166,308	$160,332	$124,449
Stockholders’ equity	$167,263	$168,331	$134,277	$121,736	$139,627
(1) SG&A expenses for the year ended December 31, 2019 include $2.0 million of severance and other costs due to actions taken as a result of the GS divestiture, which negatively impacted SG&A.
(2) The Tax Cuts and Jobs Act ("TCJA") was enacted in December 2017, which reduced the U.S. federal corporate tax rate from 35.0% to 21.0% in 2018. As a result, we revalued our net deferred income tax assets and recorded $3.6 million of additional income tax expense from continuing operations during the year ended December 31, 2017.
(3) During 2016, Kforce incurred approximately $6.0 million in severance costs associated with realignment activities focused on further streamlining our organization, which were recorded in SG&A.
During the year ended December 31, 2019, Kforce completed the sale of the GS segment and the results of operations for the GS segment have been presented as discontinued operations for all of the years presented above. Refer to Note 2 – “Discontinued Operations” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report, as well as Item 1. Business of this report, for an overview of our operations and business environment.
EXECUTIVE SUMMARY
During 2019, Kforce sold the GS segment, which has been reported as discontinued operations in the consolidated financial statements for all periods presented. Refer to Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion. Except as specifically noted, our discussions below exclude any activity related to the GS segment, which is addressed separately in the discussion of Income from Discontinued Operations, Net of Tax, and certain prior year amounts have been reclassified to conform to current year presentation.
The following is an executive summary of what Kforce believes are highlights for 2019, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.
•Revenue increased 3.3% to $1.35 billion in 2019 from $1.30 billion in 2018. Revenue increased 6.8% for Tech and decreased 7.7% for FA.
•Flex revenue increased 3.3% to $1.30 billion in 2019 from $1.26 billion in 2018. Flex revenue increased 6.8% for Tech and decreased 8.6% for FA.
•Direct Hire revenue increased 4.4% to $47.7 million in 2019 from $45.7 million in 2018.
•Flex gross profit margin decreased 40 basis points to 26.7% in 2019 from 27.1% in 2018. Flex gross profit margin decreased 30 and 10 basis points for Tech and FA, respectively.
•SG&A expenses as a percentage of revenue for the year ended December 31, 2019 decreased to 23.3% from 23.6% in 2018. The overall improvement was primarily driven by an increase in associate productivity, leverage created from our revenue growth and exercising better expense discipline.
•Income from continuing operations for the year ended December 31, 2019, increased 7.3% to $54.6 million, or $2.29 per share, from $50.9 million, or $2.02 per share, in 2018.
•The Firm returned $134.4 million of capital to our shareholders in the form of quarterly dividends totaling $16.6 million, or $0.72 per share, and open market repurchases totaling $117.8 million, or 3.3 million shares, during the year ended December 31, 2019. During 2019, the Board approved an increase in our stock repurchase authorization and we utilized the net proceeds generated from the sale of our GS segment to return capital to our shareholders in the form of open market repurchases.
•The total amount outstanding under our Credit Facility decreased $6.8 million to $65.0 million as of December 31, 2019 as compared to $71.8 million as of December 31, 2018. We exited the year with $45.2 million of net debt as we had $19.8 million of cash.
•Cash provided by operating activities was $66.6 million during the year ended December 31, 2019 compared to $87.7 million for 2018, primarily due to the timing of income tax refunds and payments as well as a decrease in cash provided by the GS segment due to the divestiture.

RESULTS OF OPERATIONS
Certain discussions of the changes in our results of operations from the year ended December 31, 2017 as compared to the year ended December 31, 2018 have been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 22, 2019.
In 2019, we continued to make progress on our strategic initiatives including, among others, the completion of a multi-year effort to divest of non-core businesses with the divestiture of our GS segment, entering into a strategic joint venture, implementing a new consultant referral technology and making continued progress on implementing new and upgrading existing technologies that we believe will allow us to more effectively and efficiently serve our clients, consultants and candidates and improve the scalability of our organization.
The following table presents certain items in our Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue for the years ended:

	DECEMBER 31,
	2019	2018	2017
Revenue by segment:
Tech	78.5%	75.9%	72.4%
FA	21.5	24.1	27.6
Total Revenue	100.0%	100.0%	100.0%
Revenue by type:
Flex	96.5%	96.5%	96.2%
Direct Hire	3.5	3.5	3.8
Total Revenue	100.0%	100.0%	100.0%
Gross profit	29.3%	29.6%	30.0%
Selling, general and administrative expenses	23.3%	23.6%	24.6%
Depreciation and amortization	0.4%	0.5%	0.6%
Income from operations	5.6%	5.6%	4.8%
Income from continuing operations, before income taxes	5.3%	5.2%	4.4%
Income from continuing operations	4.0%	3.9%	2.4%
Income from discontinued operations, net of tax	5.7%	0.5%	0.3%
Net income	9.7%	4.4%	2.7%
Revenue. The following table presents revenue by type for each segment and percentage change from the prior period for the years ended December 31 (in thousands):

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Tech
Flex revenue	$1,037,380	6.8%	$971,310	9.4%	$887,675
Direct Hire revenue	20,479	9.1%	18,779	(5.3)%	19,836
Total Tech revenue	$1,057,859	6.8%	$990,089	9.1%	$907,511
FA
Flex revenue	$262,307	(8.6)%	$286,939	(9.9)%	$318,294
Direct Hire revenue	27,221	1.2%	26,909	(3.3)%	27,841
Total FA revenue	$289,528	(7.7)%	$313,848	(9.3)%	$346,135

Total Flex revenue	$1,299,687	3.3%	$1,258,249	4.3%	$1,205,969
Total Direct Hire revenue	47,700	4.4%	45,688	(4.2)%	47,677
Total Revenue	$1,347,387	3.3%	$1,303,937	4.0%	$1,253,646

Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters (in thousands, except Billing Days):

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q4 2019	Q3 2019	Q2 2019	Q1 2019	Q4 2018
Billing days	62	64	64	63	62
Tech Flex	4.8%	6.5%	6.2%	9.8%	9.0%
FA Flex	(7.6)%	(5.3)%	(9.4)%	(11.7)%	(11.7)%
Total Flex	2.1%	3.9%	2.6%	4.6%	3.6%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our largest segment, Tech, increased 6.8% during the year ended December 31, 2019, as compared to 2018. Our growth rate exceeded SIA’s projected domestic temporary technology staffing growth rate for 2019 of 3% by more than two times. Our growth in Tech Flex in 2019 has been disporportionately driven by the largest consumers of our services, many of whom are also some of our largest clients. We believe the secular drivers of technology spend generally remain intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. Our belief in the strength in the demand environment within technology has not changed; thus, we expect continued Tech Flex growth in 2020.
Our FA segment experienced a decrease in Flex revenue of 8.6% during the year ended December 31, 2019, as compared to 2018. The year-over-year decrease in 2019 from 2018 was primarily due to a lower volume of new assignments, which was partially offset by an increase in average bill rates of 5.7% for the year ended December 31, 2019 as compared to 2018. We continue to focus on the strategic repositioning of our FA Flex business into more high-skilled positions that are less susceptible to being disrupted by technological advancements. In 2020, we expect FA Flex revenue to be stable.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2019 vs. 2018		2018 vs. 2017
Key Drivers - Increase (Decrease)	Tech	FA	Tech	FA
Volume - hours billed	$35,194	$(38,922)	$18,284	$(44,912)
Bill rate	30,469	14,145	62,036	13,298
Billable expenses	407	145	3,315	259
Total change in Flex revenue	$66,070	$(24,632)	$83,635	$(31,355)
The following table presents total Flex hours billed by segment and percentage change over the prior period for the years ended December 31 (in thousands):

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Tech	13,625	3.7%	13,145	2.1%	12,878
FA	7,120	(13.6)%	8,241	(14.1)%	9,595
Total Flex hours billed	20,745	(3.0)%	21,386	(4.8)%	22,473
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue increased 4.4% during the year ended December 31, 2019 as compared to 2018.

The following table presents the key drivers for the change in Direct Hire revenue over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2019 vs. 2018		2018 vs. 2017
Key Drivers - Increase (Decrease)	Tech	FA	Tech	FA
Volume - number of placements	$1,113	$(1,903)	$(1,743)	$(3,280)
Placement fee	587	2,215	686	2,348
Total change in Direct Hire revenue	$1,700	$312	$(1,057)	$(932)
The following table presents the total number of placements by segment and percentage change over the prior period for the years ended December 31:

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Tech	1,101	6.0%	1,039	(8.8)%	1,139
FA	1,930	(7.1)%	2,077	(11.8)%	2,355
Total number of placements	3,031	(2.7)%	3,116	(10.8)%	3,494
The following table presents the average fee per placement by segment and percentage change over the prior period for the years ended December 31:

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Tech	$18,604	3.0%	$18,070	3.8%	$17,410
FA	$14,103	8.8%	$12,957	9.6%	$11,826
Total average placement fee	$15,738	7.3%	$14,662	7.4%	$13,646
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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) for each segment and percentage change over the prior period for the years ended December 31:

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Tech	27.7%	(1.1)%	28.0%	(1.1)%	28.3%
FA	35.2%	1.1%	34.8%	1.8%	34.2%
Total gross profit percentage	29.3%	(1.0)%	29.6%	(1.3)%	30.0%
Total gross profit percentage decreased 30 basis points for the year ended December 31, 2019 as compared to 2018 as a result of a decline in Flex gross profit.
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
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the years ended December 31:

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Tech	26.3%	(1.1)%	26.6%	(0.4)%	26.7%
FA	28.5%	(0.3)%	28.6%	0.4%	28.5%
Total Flex gross profit percentage	26.7%	(1.5)%	27.1%	(0.4)%	27.2%
The 40 basis point decrease in Flex gross profit percentage for the year ended December 31, 2019 as compared to 2018 was primarily due to compression in bill and pay spreads as a result of the mix of growth, particularly in some of our larger clients, which have a slightly lower margin profile.

The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2019 vs. 2018		2018 vs. 2017
Key Drivers - Increase (Decrease)	Tech	FA	Tech	FA
Revenue impact	$17,592	$(7,056)	$22,356	$(8,929)
Profitability impact	(3,700)	(297)	(1,029)	481
Total change in Flex gross profit	$13,892	$(7,353)	$21,327	$(8,448)
Kforce continues to focus on effective pricing and optimizing the spread between bill rates and pay rates. We believe this will serve over time to obtain the optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.1%, 83.6%, and 85.0% of SG&A for the years ended December 31, 2019, 2018 and 2017, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.
The following table presents certain components of SG&A as a percentage of total revenue for the years ended December 31 (in thousands):

	2019	% of Revenue	2018	% of Revenue	2017	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$261,185	19.4%	$256,793	19.7%	$262,006	20.9%
Other (1)	52,982	3.9%	50,457	3.9%	46,307	3.7%
Total SG&A	$314,167	23.3%	$307,250	23.6%	$308,313	24.6%
(1) Includes items such as bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 30 basis points in 2019 compared to 2018, primarily driven by an increase in associate productivity, leverage created from our revenue growth and better expense discipline. Included in the year ended December 31, 2019 was approximately $2.0 million of severance and other costs due to actions taken as a result of the GS divestiture, which negatively impacted SG&A.
The Firm continues to focus on improving the productivity of our associates and exercising better expense discipline to generate future leverage as revenue grows, while also increasing our investments in enabling technology.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31 (in thousands):

	2019	Increase (Decrease)	2018	Increase (Decrease)	2017
Fixed asset depreciation (includes finance leases)	$4,929	(13.7)%	$5,712	(10.5)%	$6,379
Capitalized software amortization	1,121	(0.3)%	1,124	26.7%	887
Total Depreciation and amortization	$6,050	(11.5)%	$6,836	(5.9)%	$7,266
Other Expense, Net. Other expense, net was $3.4 million in 2019, $4.5 million in 2018 and $5.1 million in 2017, and consisted primarily of interest expense related to outstanding borrowings under our credit facility. For the year ended December 31, 2019, Other expense, net also includes interest income from government money market funds.
We also recorded a loss on equity method investment of $0.8 million in Other expense, net for the year ended December 31, 2019. Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion on our equity method investment.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” for continuing operations) for the years ended December 31, 2019, 2018 and 2017 were 23.6%, 25.1% and 46.1%, respectively. The 2019 effective tax rate was favorably impacted primarily by a greater tax benefit from the vesting of restricted stock.

Income from Discontinued Operations, Net of Tax. During 2019, we completed the sale of the GS segment, which consisted of Kforce Government Solutions, Inc. (“KGS”), our federal government solutions business, and TraumaFX® Solutions, Inc. (“TFX”), our federal government product business. Kforce does not have significant continuing involvement in the operations of KGS or TFX after the sale and reported the GS segment as discontinued operations in the consolidated statements of operations for all years presented. Refer to Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion.
On April 1, 2019, Kforce completed the sale of all of the issued and outstanding stock of Kforce Government Holdings, Inc., including its wholly-owned subsidiary, KGS, to ManTech International Corporation for a cash purchase price of $115.0 million. Our gain on the sale of KGS, net of transaction costs, was $72.3 million. Total transaction costs were $9.6 million, which primarily includes legal and broker fees, transaction bonuses and accelerated stock-based compensation expense for KGS management triggered by a change in control of KGS.
On June 7, 2019, Kforce completed the sale of all of the issued and outstanding stock of TFX to an unaffiliated third party for a cash purchase price of $18.4 million less a post-closing working capital adjustment of $0.7 million. Our gain on the sale of TFX, net of transaction costs, was $7.0 million. Total transaction costs were $2.2 million, which primarily includes legal and broker fees and transaction bonuses. Due to the sale of TFX, we finalized the settlement of a contingent consideration liability related to the acquisition of TFX in 2014 and paid $0.6 million during the year ended December 31, 2019.
The effective tax rates for discontinued operations, including the gain on sale of discontinued operations, for the years ended December 31, 2019, 2018 and 2017 were 4.4%, 23.4%, and 59.8%, respectively. The GS effective tax rate for 2019 was low because of the minimal income tax obligation for the sale of KGS due to the efficient tax structure of the transaction. The GS effective tax rate for 2018 was positively impacted by the TCJA. The GS effective tax rate for 2017 was unfavorably impacted by the revaluation of our net deferred tax assets as a result of the TCJA.
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow”, a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our Consolidated Statements of Cash Flows. Free cash flows includes results from discontinued operations for the years ended December 31, 2019, 2018 and 2017.
The following table presents Free Cash Flow (in thousands):

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Net income	$130,862	$57,980	$33,285
Non-cash provisions and other	(51,650)	22,643	29,134
Changes in operating assets/liabilities	(12,595)	7,100	(33,080)
Net cash provided by operating activities	66,617	87,723	29,339
Capital expenditures	(10,359)	(5,170)	(5,846)
Free cash flow	56,258	82,553	23,493
Equity method investment	(9,000)	—	—
Change in debt	(6,800)	(44,723)	4,976
Repurchases of common stock	(124,453)	(22,187)	(14,622)
Cash dividends	(16,608)	(14,871)	(12,144)
Net proceeds from the sale of assets held for sale	122,544	1,000	1,000
Other	(2,222)	(2,039)	(3,806)
Change in cash and cash equivalents	$19,719	$(267)	$(1,103)

Adjusted EBITDA. “Adjusted EBITDA”, a non-GAAP financial measure, is defined by Kforce as net income before income from discontinued operations, net of tax, depreciation and amortization, stock-based compensation expense, interest expense, net, income tax expense and loss from equity method investment. Adjusted EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our past and future financial performance, and this presentation should not be construed as an inference by us that our future results will be unaffected by those items excluded from Adjusted EBITDA. Adjusted EBITDA is a key measure used by management to assess our operations including our ability to generate cash flows and our ability to repay our debt obligations. Management believes it is useful information to investors as it provides a good metric of our core profitability in comparing our performance to our competitors, as well as our performance over different time periods. The measure should not be considered in isolation or as an alternative to net income, cash flows or other financial statement information presented in the consolidated financial statements as indicators of financial performance or liquidity. The measure is not determined in accordance with GAAP and is susceptible to varying calculations, and as presented, may not be comparable to similarly titled measures of other companies.
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
The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Net income	$130,862	$57,980	$33,285
Income from discontinued operations, net of tax	76,296	7,104	3,691
Income from continuing operations	54,566	50,876	29,594
Depreciation and amortization	6,050	6,836	7,266
Stock-based compensation expense	9,825	8,489	7,401
Interest expense, net	2,586	4,468	5,039
Income tax expense	16,830	17,004	25,324
Loss from equity method investment	831	—	—
Adjusted EBITDA	$90,688	$87,673	$74,624
Adjusted EBITDA, for the year ended December 31, 2019, was negatively impacted by $2.0 million of severance and other costs due to actions taken as a result of the GS divestiture.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our credit facility. We anticipate maintaining an outstanding balance of $65.0 million on our credit facility until the notional amount of our interest rate swap decreases to $25.0 million in May 2020. At December 31, 2019, we had $19.8 million in cash and cash equivalents, which consisted primarily of government money market funds. At December 31, 2019, Kforce had $160.3 million in working capital compared to $158.1 million at December 31, 2018.
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
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2019	2018	2017
Operating activities	$66,617	$87,723	$29,339
Investing activities	103,185	(4,170)	(4,846)
Financing activities	(150,083)	(83,820)	(25,596)
Change in cash and cash equivalents	$19,719	$(267)	$(1,103)

Our Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). As previously discussed, the GS segment was sold and has been reflected as discontinued operations. The absence of cash flows from the GS segment is not expected to have a significant effect on the future liquidity, financial position or capital resources of Kforce.
The following table provides information for the total operating and investing cash flows for the GS segment (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2019	2018	2017
GS Operating Activities	$4,547	$10,937	$1,098
GS Investing Activities	$117,798	$(927)	$(776)
Operating Activities
Our largest source of operating cash flows is the collection of trade receivables and our largest use of operating cash flows is the payment of our consultant and associate compensation. When comparing cash flows from operating activities, the decrease in cash provided by operating activities during the year ended December 31, 2019, as compared to 2018 was primarily due to the receipt of a $6.8 million income tax refund in 2018 and no comparable receipt in 2019 and an increase of $11.5 million in cash used for income tax payments, as well as a decrease in cash provided by the GS segment due to the divestiture.
Investing Activities
Cash provided by investing activities for the year ended December 31, 2019 includes the net proceeds from the sale of assets held for sale offset by capital contributed for an equity method investment.
Financing Activities
The increase in cash used for financing activities in 2019 compared to 2018 was primarily driven by a large increase in common stock repurchases, a reduction in our credit facility balance as well as an increase in cash used for dividends.
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31 (in thousands):

	2019	2018	2017
Open market repurchases	$118,324	$16,069	$12,276
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	6,129	6,118	2,346
Total cash flow impact of common stock repurchases	$124,453	$22,187	$14,622

Cash paid in current year for settlement of prior year repurchases	$556	$3,323	$935
During the years ended December 31, 2019, 2018 and 2017, Kforce declared and paid dividends of $16.6 million ($0.72 per share), $14.9 million ($0.60 per share), and $12.1 million ($0.48 per share), respectively. On January 31, 2020, Kforce’s Board approved an 11% increase to the Company's quarterly dividend from $0.18 per share to $0.20 per share. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral. Refer to Note 13 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our Credit Facility. As of December 31, 2019, $65.0 million was outstanding and $231.6 million, subject to certain covenants, was available and as of December 31, 2018, $71.8 million was outstanding under the Credit Facility.

Kforce entered into a forward-starting interest rate swap agreement (the “Swap”) to mitigate the risk of rising interest rates and the Swap has been designated as a cash flow hedge. Refer to Note 14 - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our interest rate swap. As of December 31, 2019 and 2018, the fair value of the Swap was a liability of $0.2 million and an asset of $0.9 million, respectively.
Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31 (in thousands):

	2019 (1)		2018
	Shares	$	Shares	$
Open market repurchases	3,315	$117,768	553	$15,727
(1) In March 2019, our Board approved an increase in our stock repurchase authorization bringing the then available authorization to $150.0 million.
As of December 31, 2019, $44.3 million remained available for further repurchases under the Board-authorized common stock repurchase program. During the year ended December 31, 2019, we utilized the net proceeds from the GS divestiture to repurchase shares in the open market. We do not expect to repurchase at similar levels in 2020.
Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2019, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $3.4 million.
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in a newly formed LLC that is accounted for as an equity method investment. Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, which discusses a contingent obligation related to this equity method investment.
These off-balance sheet arrangements do not have a material impact on our liquidity or capital resources.
Contractual Obligations and Commitments
The following table presents our expected future contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Credit facility (1)	$69,799	$1,987	$67,812	$—	$—
Operating lease obligations	22,173	6,338	8,303	4,937	2,595
Finance lease obligations	364	241	115	8	—
Purchase obligations (2)	10,527	7,332	3,195	—	—
Notes and interest payable (3)	1,205	979	226	—	—
Deferred compensation plans liability (4)	33,913	3,244	5,833	5,382	19,454
Supplemental Executive Retirement Plan (5)	23,291	—	14,347	—	8,944
Liability for unrecognized tax positions (6)	—	—	—	—	—
Total	$161,272	$20,121	$99,831	$10,327	$30,993
(1) Our credit facility matures May 25, 2022. Our interest rate as of December 31, 2019 was used to forecast the expected future interest rate payments. These payments are inherently uncertain due to fluctuations in interest rates and outstanding borrowings that will occur over the remaining term of the credit facility.
(2) Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms.
(3) Our notes payable as of December 31, 2019 are classified in Other current liabilities if payable within the next year or in Other long-term liabilities if payable after the next year in the accompanying Consolidated Balance Sheets. The interest rate on the notes range from 2.58% to 2.80% and expire between November 2020 and October 2021.
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
(5) There is no funding requirement associated with our Supplemental Executive Retirement Plan (“SERP”) and, as a result, no contributions have been made through the year ended December 31, 2019. Kforce does not currently anticipate funding the SERP during 2020. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2019, in the table above.
(6) Kforce’s liability for unrecognized tax positions, as of December 31, 2019, was $0.4 million. This balance has been excluded from the table above due to the significant uncertainty with respect to the timing and amount of settlement, if any.

CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are discussed in Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report. Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, estimates, assumptions and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have not made any material changes in our accounting methodologies used in prior years.
Allowance for Doubtful Accounts
Management performs an ongoing analysis of factors in establishing its allowance for doubtful accounts including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. A 10% change in accounts reserved, at December 31, 2019, would have impacted our net income by approximately $0.1 million in 2019.
Accounting for Income Taxes
Our effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.
We are also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates all positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. A 0.5% change in our effective tax rate would have impacted our net income by approximately $0.4 million in 2019.
Refer to Note 6 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist as of December 31, 2019.
Equity Method Investment
Initial Investment
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in an equity method investment. Under the joint venture operating agreement, Kforce is obligated to make additional cash contributions subsequent to the initial contribution, contingent on certain operational and financial milestones. Management evaluated the probability of the achievement of these milestones and recorded the estimated future contributions as part of the initial investment.
Impairment
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in fair value of an investment occurs. Management’s estimate of fair value of an investment is based on the income approach and/or market approach. For the income approach, we utilize estimated discounted future cash flows expected to be generated by the investee. For the market approach, we utilize market multiples of revenue and earnings derived from comparable publicly-traded companies. These types of analyses contain uncertainties because they require management to make significant assumptions and judgments including: (1) an appropriate rate to discount the expected future cash flows; (2) the inherent risk in achieving forecasted operating results; (3) long-term growth rates; (4) expectations for future economic cycles; (5) market comparable companies and appropriate adjustments thereto; and (6) market multiples. Changes in key assumptions about the financial condition of an investee or actual conditions that differ from estimates could result in an impairment charge.
Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our equity method investment.

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
Refer to Note 8 – “Goodwill” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the valuation methodologies employed.
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
Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date. A 10% change in our self-insured liabilities related to health insurance and workers’ compensation, as of December 31, 2019, would have impacted our net income by approximately $0.4 million in 2019.
Defined Benefit Pension Plan
The SERP is a defined benefit pension plan that benefits certain named executive officers. The SERP was not funded as of December 31, 2019 or 2018. When estimating the obligation for our pension benefit plan, management is required to make certain assumptions and to apply judgment with respect to determining an appropriate discount rate, bonus percentage assumptions and expected effect of future compensation increases for the participants in the plan.
A 10% change in the discount rate used to measure the net periodic pension cost for the SERP would have had an insignificant impact on our net income in 2019.
Refer to Note 12 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the terms of this plan.
NEW ACCOUNTING STANDARDS
Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a discussion of new accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In addition to the inherent operational risks, Kforce is exposed to certain market risks, primarily related to changes in interest rates.
As of December 31, 2019, we had $65.0 million outstanding under our credit facility. Refer to Note 13 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for further details on our Credit Facility. A hypothetical 10% increase in interest rates on variable debt in effect would have no effect on our annual interest expense because we had no variable debt at December 31, 2019.
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. to mitigate the risk of rising interest rates on the Firm’s financial statements. The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The effective date of the Swap is May 31, 2017 and the maturity date is April 29, 2022. The notional amount of the Swap is $65.0 million, which will decrease to $25.0 million at May 2020 through maturity.
LIBOR is expected to be discontinued after 2021. The expected discontinuation of LIBOR will require borrowers to transition from LIBOR to an alternative benchmark interest rate. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. We do not currently have material contracts, with the exception of the above mentioned items, that are indexed to LIBOR. We will continue to actively assess the related opportunities and risks involved in this transition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Kforce Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited Kforce’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, effective January 2019, Kforce adopted the FASB’s new standard related to leases using the optional transition method without retrospective application to comparative periods.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Equity Method Investment – Refer to Note 1 to the Consolidated Financial Statements
Critical Audit Matter Description
In June 2019, Kforce entered into a joint venture whereby Kforce has a 50% noncontrolling ownership in WorkLLama, LLC ("WorkLLama"). The noncontrolling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, the investment carrying value is recorded at cost and adjusted for the proportionate share of earnings or losses. Under the joint venture operating agreement, Kforce is obligated to make additional future cash contributions to WorkLLama that are contingent upon the achievement of certain operational and financial milestones, which are centered around the market acceptance of their technologies and success with Kforce’s internal objectives. Management evaluated the probability of the joint venture meeting its future milestones to estimate the amount of all future contributions to record the initial investment. Under the operating agreement, Kforce’s maximum potential future capital contributions related to these milestones was $22.5 million. During the year ended December 31, 2019, Kforce contributed $9.0 million of capital contributions. The balance of the investment in WorkLLama of $8.2 million was included in Other assets, net in the Consolidated Balance Sheet at December 31, 2019.
We identified the equity method investment in WorkLLama as a critical audit matter because of the significant amount of judgment required by management when determining the timing and amount of future contributions to record the initial equity method investment, given the lack of operating history available for WorkLLama. This required a high degree of auditor judgment and an increased extent of effort while performing audit procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination of the timing of recognition of future contributions for the initial equity method investment included the following, among others:
•We tested the effectiveness of controls over management’s accounting for the equity method investment, including those over the determination of the timing and amount of future contributions.
•Due to the lack of operating history available for the equity method investment, we evaluated the reasonableness of management’s revenue forecasts as follows:
◦Obtained an understanding of management’s forecasting process, including the sources of information used, the underlying significant assumptions, and sensitivity to changes in these significant assumptions.
◦Compared the forecast to (1) internal communications to management and Board of Directors, (2) current year operating results, and (3) forecasted information included in analyst and industry reports for the Company.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 21, 2020
We have served as Kforce’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Revenue	$1,347,387	$1,303,937	$1,253,646
Direct costs	952,349	917,450	878,049
Gross profit	395,038	386,487	375,597
Selling, general and administrative expenses	314,167	307,250	308,313
Depreciation and amortization	6,050	6,836	7,266
Income from operations	74,821	72,401	60,018
Other expense, net	3,425	4,521	5,100
Income from continuing operations, before income taxes	71,396	67,880	54,918
Income tax expense	16,830	17,004	25,324
Income from continuing operations	54,566	50,876	29,594
Income from discontinued operations, net of tax	76,296	7,104	3,691
Net income	130,862	57,980	33,285
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(2,183)	881	(373)
Change in fair value of interest rate swap, net of tax	(807)	315	289
Comprehensive income	$127,872	$59,176	$33,201

Earnings per share - basic:
Continuing operations	$2.35	$2.05	$1.17
Discontinued operations	3.29	0.29	0.15
Earnings per share – basic	$5.64	$2.34	$1.32

Earnings per share - diluted:
Continuing operations	$2.29	$2.02	$1.16
Discontinued operations	3.21	0.28	0.14
Earnings per share – diluted	$5.50	$2.30	$1.30

Weighted average shares outstanding – basic	23,186	24,738	25,222
Weighted average shares outstanding – diluted	23,772	25,251	25,586
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$19,831	$112
Trade receivables, net of allowances of $2,078 and $2,800, respectively	217,929	210,559
Prepaid expenses and other current assets	7,475	8,018
Current assets held for sale	—	29,773
Total current assets	245,235	248,462
Fixed assets, net	29,975	34,322
Other assets, net	72,838	36,664
Deferred tax assets, net	8,037	7,147
Goodwill	25,040	25,040
Noncurrent assets held for sale	—	28,273
Total assets	$381,125	$379,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$33,232	$32,542
Accrued payroll costs	44,001	39,384
Current portion of operating lease liabilities	5,685	—
Other current liabilities	1,168	1,616
Income taxes payable	878	4,553
Current liabilities held for sale	—	12,263
Total current liabilities	84,964	90,358
Long-term debt – credit facility	65,000	71,800
Other long-term liabilities	63,898	44,868
Noncurrent liabilities held for sale	—	4,551
Total liabilities	213,862	211,577
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,202 and 71,856 issued and outstanding, respectively	722	719
Additional paid-in capital	459,545	447,337
Accumulated other comprehensive (loss) income	(1,526)	1,296
Retained earnings	350,545	237,308
Treasury stock, at cost; 49,277 and 45,822 shares, respectively	(642,023)	(518,329)
Total stockholders’ equity	167,263	168,331
Total liabilities and stockholders’ equity	$381,125	$379,908
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2016	71,268	$713	$428,212	$184	$174,967	44,469	$(482,340)	$121,736
Net income	—	—	—	—	33,285	—	—	33,285
Cumulative effect of share-based payment accounting standard	—	—	769	—	(469)	—	—	300
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	221	2	494	—	(496)	—	—	—
Exercise of stock options	5	—	72	—	—	—	—	72
Stock-based compensation expense	—	—	7,600	—	—	—	—	7,600
Employee stock purchase plan	—	—	247	—	—	(25)	275	522
Dividends ($0.48 per share)	—	—	—	—	(12,144)	—	—	(12,144)
Defined benefit pension plans, net of tax benefit of $207	—	—	—	(373)	—	—	—	(373)
Change in fair value of interest rate swap, net of tax of $189	—	—	—	289	—	—	—	289
Repurchases of common stock	—	—	—	—	—	723	(17,010)	(17,010)
Balance, December 31, 2017	71,494	715	437,394	100	195,143	45,167	(499,075)	134,277
Net income	—	—	—	—	57,980	—	—	57,980
Cumulative effect of revenue recognition accounting standard, net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	357	4	762	—	(766)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	8,797	—	—	—	—	8,797
Employee stock purchase plan	—	—	338	—	—	(19)	211	549
Dividends ($0.60 per share)	—	—	—	—	(14,870)	—	—	(14,870)
Defined benefit pension plan, net of tax of $314	—	—	—	881	—	—	—	881
Change in fair value of interest rate swap, net of tax of $107	—	—	—	315	—	—	—	315
Repurchases of common stock	—	—	—	—	—	673	(19,419)	(19,419)
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
Net income	—	—	—	—	130,862	—	—	130,862
Reclassification of stranded tax effects (Note 1)	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	346	3	846	—	(849)	—	—	—
Stock-based compensation expense	—	—	11,007	—	—	—	—	11,007
Employee stock purchase plan	—	—	355	—	—	(17)	203	558
Dividends ($0.72 per share)	—	—	—	—	(16,608)	—	—	(16,608)
Defined benefit pension plan, no tax benefit	—	—	—	(2,183)	—	—	—	(2,183)
Change in fair value of interest rate swap, net of tax benefit of $272	—	—	—	(807)	—	—	—	(807)
Repurchases of common stock	—	—	—	—	—	3,472	(123,897)	(123,897)
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$130,862	$57,980	$33,285
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of assets held for sale	(79,318)	—	(3,148)
Deferred income tax provision, net	(49)	989	12,243
Provision for bad debts	1,209	1,820	1,031
Depreciation and amortization	6,481	8,265	8,508
Stock-based compensation expense	9,912	8,797	7,600
Defined benefit pension plans expense	862	1,821	937
Loss on deferred compensation plan investments, net	245	563	510
Loss on disposal or impairment of assets	1,084	38	196
Noncash lease expense	6,282	—	—
Loss on equity method investment	831	—	—
Contingent consideration liability remeasurement	459	—	565
Other	352	350	692
(Increase) decrease in operating assets
Trade receivables, net	(5,360)	(10,851)	(20,535)
Other assets	(9,639)	5,741	(8,971)
Increase (decrease) in operating liabilities
Accrued payroll costs	4,567	1,350	1,954
Other liabilities	(2,163)	10,860	(5,528)
Cash provided by operating activities	66,617	87,723	29,339
Cash flows from investing activities:
Capital expenditures	(10,359)	(5,170)	(5,846)
Equity method investment	(9,000)	—	—
Net proceeds from the sale of assets held for sale	122,544	1,000	1,000
Cash provided by (used in) investing activities	103,185	(4,170)	(4,846)
Cash flows from financing activities:
Proceeds from credit facility	80,100	450,400	1,038,593
Payments on credit facility	(86,900)	(495,123)	(1,033,617)
Payments on other financing arrangements	(1,720)	(2,039)	(2,148)
Repurchases of common stock	(124,453)	(22,187)	(14,622)
Cash dividends	(16,608)	(14,871)	(12,144)
Payment of contingent consideration liability	(477)	—	—
Other	(25)	—	(1,658)
Cash used in financing activities	(150,083)	(83,820)	(25,596)
Change in cash and cash equivalents	19,719	(267)	(1,103)
Cash and cash equivalents at beginning of year	112	379	1,482
Cash and cash equivalents at end of year	$19,831	$112	$379
The accompanying notes are an integral part of these consolidated financial statements.

	YEARS ENDED DECEMBER 31,
Supplemental Disclosure of Cash Flow Information	2019	2018	2017
Cash paid during the year for:
Income taxes (1)	$24,935	$13,442	$24,330
Operating lease liabilities	8,186	—	—
Interest, net	1,480	3,814	3,518
Non-Cash Financing and Investing Transactions:
ROU assets obtained from operating leases	$9,205	$—	$—
Employee stock purchase plan	558	549	522
Unsettled repurchases of common stock	—	556	898
Receivable for sale of Kforce Global Solutions, Inc.'s assets	—	—	1,979
(1) During the year ended December 31, 2018, cash provided by operating activities included the receipt of an income tax refund in the amount of $6.8 million.
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with GAAP and the rules of the SEC.
Certain prior year amounts have been reclassified to conform with the current period presentation for amounts related to discontinued operations. Refer to Note 2 - “Discontinued Operations” for further information.
Principles of Consolidation
The consolidated financial statements include the accounts of Kforce Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. References in this document to “Kforce,” the "Company,” “we,” the "Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context indicates otherwise.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for doubtful accounts; income taxes; self-insured liabilities for workers’ compensation and health insurance; obligations for the pension plan; and the impairment of goodwill, other long-lived assets and the equity method investment. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Revenue Recognition
All of our revenue and trade receivables are generated from contracts with customers and substantially all of our revenues are derived from U.S. domestic operations.
Revenue is recognized when control of the promised services is transferred to our customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities.
For substantially all of our revenue transactions, we have determined that the gross reporting of revenues as a principal versus net as an agent is the appropriate accounting treatment because Kforce: (i) is primarily responsible for fulfilling the promise to provide the specified service to the customer, (ii) has discretion in selecting and assigning the temporary workers to particular jobs and establishing the bill rate, and (iii) bears the risk and rewards of the transaction, including credit risk if the customer fails to pay for services performed.
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
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional and services have been performed. Other than our trade receivable balance, we do not have any material contract assets as of December 31, 2019 and 2018.
We record a contract liability when we receive consideration from a customer prior to transferring services to the customer. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. We do not have any material contract liabilities as of December 31, 2019 and 2018.
Cost of Services
Direct costs are composed of all related costs of employment for consultants, including compensation, payroll taxes, certain fringe benefits and subcontractor costs. Direct costs exclude depreciation and amortization expense, which is presented on a separate line in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Associate and field management compensation, payroll taxes and fringe benefits are included in SG&A along with other customary costs such as administrative and corporate costs.
Commissions
Our associates make placements and earn commissions as a percentage of revenue or gross profit pursuant to a commission plan. The amount of associate commissions paid increases as volume increases. Commissions are accrued at an amount equal to the percent of total expected commissions payable to total revenue or gross profit for the commission-plan period, as applicable. We generally expense sales commissions and any other incremental costs of obtaining a contract as incurred because the amortization period is typically less than one year.
Stock-Based Compensation
Stock-based compensation is measured using the grant-date fair value of the award of equity instruments. The expense is recognized over the requisite service period and forfeitures are recognized as incurred. Excess tax benefits or deficiencies of deductions attributable to employees’ vesting of restricted stock are reflected in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
Trade Receivables and Related Reserves
Trade receivables are recorded net of allowance for doubtful accounts. The allowance for doubtful accounts is determined based on factors including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and higher-risk sectors, and the current state of the U.S. economy. Trade receivables are written off after all reasonable collection efforts have been exhausted. Trade accounts receivable reserves as a percentage of gross trade receivables was approximately 1.0% at December 31, 2019 and 2018.

Fixed Assets
Fixed assets are carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The cost of leasehold improvements is amortized using the straight-line method over the lesser of the estimated useful lives of the assets or the expected terms of the related leases. Upon sale or disposition of our fixed assets, the cost and accumulated depreciation are removed and any resulting gain or loss, net of proceeds, is reflected within SG&A in the Consolidated Statements of Operations and Comprehensive Income.
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
Equity Method Investment
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in WorkLLama, LLC ("WorkLLama"). WorkLLama has and continues to develop the technology for a SaaS platform focused on consultant engagement and referral technologies, which we believe will enhance our opportunities to efficiently and effectively identify and place consultants on assignment. Our noncontrolling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, our carrying value is at cost and adjusted for our proportionate share of earnings or losses. There are no basis differences between our carrying value and the underlying equity in net assets that would result in adjustments to our proportionate share of earnings or losses. We recorded a loss on equity method investment of $0.8 million during the year ended December 31, 2019. The balance of the investment in WorkLLama of $8.2 million was included in Other assets, net in the Consolidated Balance Sheet at December 31, 2019.
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional cash contributions subsequent to the initial contribution, contingent on WorkLLama's achievement of certain operational and financial milestones, which are centered around the market acceptance of their technologies and success with internal operating and strategic objectives. Management evaluated the probability of WorkLLama’s achievement of these milestones and recorded the estimated future contributions as part of the initial investment. Under the operating agreement, our maximum potential capital contributions was $22.5 million. During the year ended December 31, 2019, we contributed $9.0 million of capital contributions.
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in fair value of an investment occurs. Management’s estimate of fair value of an investment is based on the income approach and/or market approach. At December 31, 2019, management determined there was no need to test for impairment for our equity method investment as no events or changes in circumstances indicated that the carrying amount of the investments may not be recoverable.
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
Operating Leases
Kforce leases property for our field offices as well as certain office equipment, which limits our exposure to risks related to ownership. We determine if a contract or arrangement meets the definition of a lease at inception. We elected not to separate lease and non-lease components when determining the consideration in the contract. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. If there is no rate implicit in the lease, we use our incremental borrowing rate in the present value calculation, which is based on our collateralized borrowing rate and determined based on the terms of our leases and the economic environment in which they exist. Our lease agreements do not contain any material residual value guarantees or restrictive covenants.

ROU assets for operating leases, net of amortization, are recorded within Other assets, net and operating lease liabilities are recorded within current liabilities if expected to be recognized in less than one year and in Other long-term liabilities, if over one year, in the Consolidated Balance Sheet. Operating lease additions are non-cash transactions and the amortization of the ROU assets is reflected as Noncash lease expense within operating activities in the Consolidated Statement of Cash Flows.
Our lease terms typically range from three to five years with some containing options to renew or terminate. The exercise of renewal options is at our sole discretion and is included in the lease term if we are reasonably certain that the renewal option will be exercised.
We elected the short-term practical expedient for leases with an initial term of 12 months or less and do not recognize ROU assets or lease liabilities for these short-term leases.
In addition to base rent, certain of our operating leases require variable payments of property taxes, insurance and common area maintenance. These variable lease costs, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred.
Capitalized Software
Kforce purchases, develops and implements software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are included in Other assets, net in the accompanying Consolidated Balance Sheets. Amortization expense is computed using the straight-line method over the estimated useful lives of the software, which range from one to nine years. Amortization expense of capitalized software during the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $1.1 million and $0.9 million, respectively.
Workers’ Compensation
Kforce retains the economic burden for the first $250 thousand per occurrence in workers’ compensation claims except in states that require participation in state-operated insurance funds. Workers’ compensation includes ongoing health care and indemnity coverage for claims and may be paid over numerous years following the date of injury. Workers’ compensation expense includes: insurance premiums paid; claims administration fees charged by Kforce’s workers’ compensation administrator; premiums paid to state-operated insurance funds; and an estimate for Kforce’s liability for IBNR claims and ongoing development of existing claims.
Management estimates its workers’ compensation liability based upon historical claims experience, actuarially-determined loss development factors, and qualitative considerations such as claims management activities.
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
Legal Costs
Legal costs incurred in connection with loss contingencies are expensed as incurred.
Defined Benefit Pension Plan
Because our defined benefit pension plan is unfunded as of December 31, 2019, actuarial gains and losses may arise as a result of the actuarial experience of the plan, as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. The net after-tax impact of unrecognized actuarial gains and losses related to our defined benefit pension plan is recorded in Accumulated other comprehensive (loss) income in our consolidated financial statements. The unfunded status of the defined benefit pension plan is recorded as a liability in our Consolidated Balance Sheets.
Amortization of a net unrecognized gain or loss in accumulated other comprehensive (loss) income is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10% of the projected benefit obligation. If amortization is required, the minimum amortization shall be that excess divided by the average remaining service period of active plan participants. The interest cost component of the net periodic benefit cost is included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Income.
Earnings per Share
Basic earnings per share is computed as net income divided by the weighted-average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per share is computed by dividing net income by diluted WASO. Diluted WASO includes the dilutive effect of unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive.

For the years ended December 31, 2019, 2018 and 2017, there were 586 thousand, 513 thousand, and 364 thousand common stock equivalents, respectively, included in the diluted WASO. For the years ended December 31, 2019, 2018 and 2017, there were 1 thousand, nil and 527 thousand, respectively, of anti-dilutive common stock equivalents.
Treasury Stock
The Board may authorize share repurchases of our common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.
Derivative Instrument
Our interest rate swap derivative instrument has been designated as a cash flow hedge and is recorded at fair value on the Consolidated Balance Sheets. The effective portion of the gain or loss on the derivative instrument is recorded as a component of Accumulated other comprehensive (loss) income, net of tax, and reclassified into earnings when the hedged item affects earnings and into the line item of the hedged item. Any ineffective portion of the gain or loss is recognized immediately into Other expense, net on the Consolidated Statements of Operations and Comprehensive Income. Cash flows from the derivative instrument are classified in the Consolidated Statements of Cash Flows in the same category as the hedged item.
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
Fair value measurements include, but are not limited to: the impairment of goodwill, other long-lived assets and the equity method investment; stock-based compensation and the interest rate swap. The carrying values of cash and cash equivalents, trade receivables, other current assets and accounts payable and other accrued liabilities approximate fair value because of the short-term nature of these instruments. Using available market information and appropriate valuation methodologies, management has determined the estimated fair value measurements; however, considerable judgment is required in interpreting data to develop the estimates of fair value.
New Accounting Standards
Recently Adopted Accounting Standards
In August 2018, the FASB issued authoritative guidance regarding a customer’s accounting for implementation costs incurred for a cloud computing arrangement that is a service contract. The amendment aligns the requirements for capitalizing these implementation costs with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, and defer these costs over the non-cancelable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised. This amendment also requires entities to present cash flows, capitalized costs and amortization expense in the same financial statement line items as the service costs incurred for such arrangements. The guidance is effective for fiscal periods beginning after December 15, 2019, with retrospective application or prospective to all implementation costs incurred after the date of adoption. We early adopted this standard effective January 1, 2019, using the prospective method. Historically, these implementation costs were recorded as amortization expense in the income statement, capital expenditures within investing cash flows and Other assets, net in the consolidated balance sheets. Due to the adoption of this standard and effective January 1, 2019, these implementation costs are recorded within SG&A, operating cash flows and Prepaid expenses and other current assets if expected to be recognized within one year and Other assets, net, if over one year. As of and for the year ended December 31, 2019, these costs were not material to our operations.
In February 2018, the FASB issued authoritative guidance regarding the reclassification of certain stranded tax effects from accumulated other comprehensive (loss) income to retained earnings as a result of the change in tax rates related to the Tax Cuts and Jobs Act. The guidance is effective for fiscal periods beginning after December 15, 2018. We elected to adopt this optional standard and reclassified approximately $168 thousand from Accumulated other comprehensive (loss) income to Retained earnings in the consolidated financial statements on January 1, 2019, using the period of adoption method.

In August 2017, the FASB issued authoritative guidance targeting improvements to accounting for hedging activities, which expands and clarifies hedge accounting for nonfinancial and financial risk components, aligns the recognition and presentation of the effects of the hedging instrument and hedged item in the financial statements, and simplifies the requirements for assessing effectiveness in a hedging relationship. The guidance is effective for annual periods beginning after December 15, 2018. We adopted this standard as of January 1, 2019 using the modified retrospective approach with no cumulative adjustment required. Additionally, we adopted the presentation and disclosure requirements using the prospective method as required. Refer to Note 14 - “Derivative Instrument and Hedging Activity” for the additional disclosures of the Firm’s derivative instrument.
In February 2016, the FASB issued authoritative guidance regarding the accounting for leases, and has since issued subsequent updates to the initial guidance. The amended guidance requires the recognition of assets and liabilities for operating leases. The guidance is effective for annual periods beginning after December 15, 2018. We adopted this standard using the optional transition method as of January 1, 2019, without retrospective application to comparative periods. We recorded approximately $17.6 million of ROU assets and $21.0 million of lease liabilities on our consolidated balance sheet on January 1, 2019 related to operating leases upon adoption of the new lease standard. The difference between the ROU assets and lease liabilities balances relates to the lease incentive liabilities recorded as of December 31, 2018 in accordance with the previous lease accounting guidance. We elected the package of practical expedients and did not reassess our prior conclusions regarding lease identification, lease classification and initial direct costs. We did not elect the hindsight practical expedient. We determined that no cumulative effect adjustment to retained earnings was necessary upon adoption. Finance leases are not significant to our operations as of and for the year ended December 31, 2019. Refer to Note 11 - "Operating Leases" for disclosures related to our operating leases.
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
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a current expected credit loss model, a new impairment model, which measures expected credit losses based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019 and requires adoption using a modified retrospective approach. We finalized the changes to our allowance methodology for our trade receivables as a result of the implementation of this standard, and we expect the cumulative impact of adopting this standard will be immaterial to our financial statements. The cumulative adjustment will be recorded as a reduction to the opening balance of retained earnings with the offset to the allowance for doubtful accounts on January 1, 2020.
2. Discontinued Operations
During 2019, management committed to a plan to divest the GS segment as a result of the Firm’s decision to focus solely on the commercial technical and professional staffing services and solutions space. The GS segment consisted of KGS, our federal government solutions business, and TFX, our federal government product business.
On April 1, 2019, Kforce completed the sale of all of the issued and outstanding stock of Kforce Government Holdings, Inc., including its wholly-owned subsidiary KGS, to ManTech International Corporation for a cash purchase price of $115.0 million. Our gain on the sale of KGS, net of transaction costs, was $72.3 million. Total transaction costs were $9.6 million, which primarily includes legal and broker fees, transaction bonuses and accelerated stock-based compensation expense for KGS management triggered by a change in control of KGS.
On June 7, 2019, Kforce completed the sale of all of the issued and outstanding stock of TFX to an unaffiliated third party for a cash purchase price of $18.4 million less a post-closing working capital adjustment of $0.7 million. Our gain on the sale of TFX, net of transaction costs, was $7.0 million. Total transaction costs were $2.2 million, which primarily includes legal and broker fees and transaction bonuses. Due to the sale of TFX, we finalized the settlement of a contingent consideration liability related to the acquisition of TFX in 2014 and paid $0.6 million during the year ended December 31, 2019.
Since the divestitures, Kforce has no significant continuing involvement in the operations of KGS and TFX.

The results of operations for both KGS and TFX have been reported as discontinued operations in our consolidated financial statements prior to their disposition. The following table summarizes the line items of pretax profit for the GS segment (in thousands):

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Revenue	$27,737	$114,416	$104,294
Direct costs	19,494	82,295	71,835
Gross profit	8,243	32,121	32,459
Selling, general and administrative expenses	6,988	21,862	22,861
Depreciation and amortization	307	995	989
Income from discontinued operations	948	9,264	8,609
Gain on sale of discontinued operations	79,318	—	—
Other (expense) income, net	(436)	9	567
Income from discontinued operations, before income taxes	79,830	9,273	9,176
Income tax expense	3,534	2,169	5,485
Income from discontinued operations, net of tax	$76,296	$7,104	$3,691
The effective tax rates for discontinued operations, including the gain on sale of discontinued operations, were 4.4%, 23.4%, and 59.8% for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, there was minimal income tax obligation for the sale of KGS due to the efficient tax structure of the transaction. The GS effective tax rate for 2018 was positively impacted by the TCJA. The GS effective tax rate for 2017 was unfavorably impacted by the revaluation of our net deferred tax assets as a result of the TCJA.
The following table summarizes the assets and liabilities held for sale for the GS segment as of December 31, 2018 (in thousands):

DECEMBER 31, 2018
ASSETS
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

The accompanying Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). The following table provides information for the total operating and investing cash flows for the GS segment (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2019	2018	2017
GS Operating Activities	$4,547	$10,937	$1,098
GS Investing Activities	$117,798	$(927)	$(776)

3. Reportable Segments
Kforce’s reportable segments are Tech and FA. Historically, and for the year ended December 31, 2019, Kforce has generated only sales and gross profit information on a segment basis. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.
The following table provides information concerning the operations of our segments for the years ended December 31 (in thousands):

	Tech	FA	Total
2019
Revenue	$1,057,859	$289,528	$1,347,387
Gross profit	$292,980	$102,058	$395,038
Operating and other expenses			323,642
Income from continuing operations, before income taxes			$71,396
2018
Revenue	$990,089	$313,848	$1,303,937
Gross profit	$277,388	$109,099	$386,487
Operating and other expenses			318,607
Income from continuing operations, before income taxes			$67,880
2017
Revenue	$907,511	$346,135	$1,253,646
Gross profit	$257,118	$118,479	$375,597
Operating and other expenses			320,679
Income from continuing operations, before income taxes			$54,918

4. Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the years ended December 31 (in thousands):

	Tech	FA	Total
2019
Flex revenue	$1,037,380	$262,307	$1,299,687
Direct Hire revenue	20,479	27,221	47,700
Total Revenue	$1,057,859	$289,528	$1,347,387
2018
Flex revenue	$971,310	$286,939	$1,258,249
Direct Hire revenue	18,779	26,909	45,688
Total Revenue	$990,089	$313,848	$1,303,937
2017
Flex revenue	$887,675	$318,294	$1,205,969
Direct Hire revenue	19,836	27,841	47,677
Total Revenue	$907,511	$346,135	$1,253,646

5. Fixed Assets, Net
The following table presents major classifications of fixed assets and related useful lives (in thousands):

		DECEMBER 31,
	USEFUL LIFE	2019	2018
Land		$5,892	$5,892
Building and improvements	1-40 years	25,990	25,755
Furniture and equipment	1-20 years	8,760	14,938
Computer equipment	1-5 years	6,446	5,944
Leasehold improvements	1-7 years	9,482	10,484
Total fixed assets		56,570	63,013
Less accumulated depreciation		(26,595)	(28,691)
Total Fixed assets, net		$29,975	$34,322
Depreciation expense was $4.9 million, $5.7 million and $6.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.
6. Income Taxes
The provision for income taxes from continuing operations consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Current tax expense:
Federal	$12,074	$12,032	$14,296
State	5,057	5,369	3,004
Deferred tax expense(1)	(301)	(397)	8,024
Total Income tax expense	$16,830	$17,004	$25,324
(1) The TCJA was enacted in December 2017, which reduced the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. As a result, we revalued our net deferred income tax assets and recorded $3.6 million of additional Income tax expense for continuing operations in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2017.
The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2019	2018	2017
Federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of Federal tax effect	5.8	6.1	4.4
Non-deductible compensation and meals and entertainment	1.6	1.7	0.8
Tax credits	(2.1)	(2.5)	(1.9)
Tax benefit from restricted stock vesting	(1.6)	(0.8)	(1.2)
Valuation allowance on foreign tax credit	—	—	2.5
Enactment of TCJA	—	—	5.4
Other	(1.1)	(0.4)	1.1
Effective tax rate	23.6%	25.1%	46.1%
The 2019 effective tax rate was favorably impacted primarily by a greater tax benefit from the vesting of restricted stock. The 2018 effective tax rate was favorably impacted by the TCJA. The 2017 effective tax rate was unfavorably impacted due to the revaluation of our net deferred tax assets as a result of TCJA. Refer to Note 2 - "Discontinued Operations" for further discussion of the effective tax rate for the GS segment.

Deferred tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2019	2018
Deferred tax assets:
Accounts receivable reserves	$542	$738
Accrued liabilities	1,161	1,274
Deferred compensation obligation	4,715	5,545
Stock-based compensation	739	723
Operating lease liabilities	5,497	—
Pension and post-retirement benefit plans	3,745	3,471
Foreign tax credit	—	1,630
Other	160	224
Deferred tax assets	16,559	13,605
Deferred tax liabilities:
Prepaid expenses	(459)	(159)
Fixed assets	(965)	(1,174)
Goodwill	(1,889)	(3,123)
ROU assets for operating leases	(4,767)	—
Other	(328)	(255)
Deferred tax liabilities	(8,408)	(4,711)
Valuation allowance	(114)	(1,747)
Total Deferred tax assets, net	$8,037	$7,147
At December 31, 2019, Kforce had approximately $1.0 million of state tax net operating losses (“NOLs”) which will be carried forward to be offset against future state taxable income. The state tax NOLs expire in varying amounts through 2038.
In evaluating the realizability of Kforce’s deferred tax assets, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets, will be realized. Management considers, among other things, the ability to generate future taxable income (including reversals of deferred tax liabilities) during the periods in which the related temporary differences will become deductible. The valuation allowance, as of December 31, 2018, includes a foreign tax credit. In 2019, management elected to treat foreign taxes paid as a deduction on our tax return and, accordingly, reversed the deferred tax asset and corresponding valuation allowance during the year ended December 31, 2019.
Kforce is periodically subject to IRS audits, as well as state and other local income tax audits for various tax years. During 2018, the IRS commenced an audit for the tax year ended December 31, 2016. In 2019, the auditor notified the Company that a no-change report was submitted and we are waiting for the IRS to finalize the audit. Although Kforce has not experienced any material liabilities in the past due to income tax audits, Kforce can make no assurances concerning any future income tax audits.
Uncertain Income Tax Positions
The following table presents a reconciliation of the beginning and ending balance of unrecognized tax benefits for the years ended (in thousands):

	DECEMBER 31,
	2019	2018	2017
Unrecognized tax benefits, beginning	$906	$1,127	$1,115
Additions for prior year tax positions	—	41	50
Additions for current year tax positions	—	—	29
Lapse of statute of limitations	(497)	(248)	(67)
Reductions for tax positions of prior years	—	(14)	—
Settlements	(26)	—	—
Unrecognized tax benefits, ending	$383	$906	$1,127
As of December 31, 2019, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, is $0.4 million. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.

Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. Kforce Global Solutions, Inc. files income tax returns in the Philippines. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2016.
7. Other Assets, Net
Other assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2019	2018
Assets held in Rabbi Trust	$35,413	$29,134
ROU assets for operating leases, net	18,344	—
Equity method investment	8,169	—
Capitalized software, net (1)	8,759	4,828
Deferred loan costs, net	855	1,182
Interest rate swap derivative instrument	—	900
Other non-current assets	1,298	620
Total Other assets, net	$72,838	$36,664
(1) Accumulated amortization of capitalized software was $34.2 million and $34.1 million as of December 31, 2019 and 2018, respectively.
8. Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2019, 2018 and 2017 (in thousands):

	Technology	Finance and Accounting	Total
Goodwill, gross amount	$156,391	$19,766	$176,157
Accumulated impairment losses	(139,357)	(11,760)	(151,117)
Goodwill, carrying value	$17,034	$8,006	$25,040
There was no impairment expense related to goodwill for each of the years ended December 31, 2019, 2018 and 2017.
Throughout 2019, we considered the qualitative and quantitative factors associated with each of our reporting units and determined that there was no indication that the carrying values of any of our reporting units were likely impaired.
Management performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2019 and 2018. For each of our reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. Based on the qualitative assessments, management determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values at December 31, 2019 and 2018. A deterioration in any of the assumptions could result in an impairment charge in the future.
Kforce performed a quantitative analysis for each reporting unit and compared the carrying value for each to the respective estimated fair values as of December 31, 2017. Discounted cash flows, which serve as the primary basis for the income approach, were based on a discrete financial forecast developed by management. Cash flows beyond the discrete forecast period of five years were estimated using a terminal value calculation, which incorporated historical and forecasted financial trends and also considered long-term earnings growth rates for publicly-traded peer companies, as well as the risk-free rate of return. The market approach consists of: (1) the guideline company method and (2) the guideline transaction method. The guideline company method applies pricing multiples derived from publicly-traded guideline companies that are comparable to the reporting unit to determine its value. The guideline transaction method applies pricing multiples derived from completed acquisitions that we believe are reasonably comparable to the reporting unit to determine fair value. Kforce concluded there were no indications of impairment for its reporting units for the year ended December 31, 2017.

9. Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	DECEMBER 31,
	2019	2018
Accounts payable	$20,267	$18,793
Accrued liabilities	12,965	13,749
Total Accounts payable and other accrued liabilities	$33,232	$32,542

Payroll and benefits	$38,035	$34,768
Payroll taxes	992	920
Health insurance liabilities	3,907	2,680
Workers’ compensation liabilities	1,067	1,016
Total Accrued payroll costs	$44,001	$39,384
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates), and other accrued liabilities.
10. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2019	2018
Deferred compensation plan	$30,361	$25,672
Supplemental executive retirement plan	18,080	15,035
Operating lease liabilities	14,627	—
Interest rate swap derivative instrument	179	—
Other long-term liabilities	651	4,161
Total Other long-term liabilities	$63,898	$44,868

11. Operating Leases
The following table presents weighted-average terms for our operating leases for the year ended December 31, 2019 (in thousands):

Weighted-average discount rate	3.8%
Weighted-average remaining lease term	4.5 years
The following table presents operating lease expense included in SG&A for the year ended December 31, 2019 (in thousands):

Lease Cost
Operating lease expense	$6,847
Variable lease costs	1,689
Short-term lease expense	792
Sublease income	(445)
Total operating lease expense	$8,883

The following table presents the maturities of operating lease liabilities as of December 31, 2019 (in thousands):

2020	$6,338
2021	4,999
2022	3,304
2023	2,925
2024	2,012
Thereafter	2,595
Total maturities of operating lease liabilities	22,173
Less: imputed interest	1,861
Total operating lease liabilities	$20,312
The following table presents the expected future contractual operating lease obligations as of December 31, 2018 in accordance with the previous guidance (in thousands):

2019	$6,994
2020	6,177
2021	3,731
2022	2,142
2023	1,745
Thereafter	1,199
Total future contractual operating lease obligations	$21,988

12. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains various qualified defined contribution 401(k) retirement savings plans for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board. Kforce accrued matching 401(k) contributions for continuing operations of $1.4 million and $1.5 million as of December 31, 2019 and 2018, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 17 thousand, 19 thousand, and 25 thousand shares of common stock at an average purchase price of $32.79, $28.93, and $20.65 per share during the years ended December 31, 2019, 2018 and 2017, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment in the accompanying Consolidated Balance Sheets. At December 31, 2019 and 2018, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $3.6 million and $1.3 million, respectively, and $30.4 million and $25.7 million was included in Other long-term liabilities at December 31, 2019 and 2018, respectively, in the Consolidated Balance Sheets. For the years ended December 31, 2019, 2018 and 2017, we recognized compensation expense for continuing operations for the plans of $0.4 million, $0.8 million and $0.6 million, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. The balance of the assets held within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $35.4 million and $29.1 million as of December 31, 2019 and 2018, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2019, the life insurance policies had a cumulative face value of $213.1 million.

Supplemental Executive Retirement Plan
Kforce maintains a SERP for the benefit of two executive officers. Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Both participants are fully vested in accordance with the plan provisions. The SERP will be funded entirely by Kforce, and benefits are taxable to the covered executive officer upon receipt and will be deductible by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the covered executive officer earned the highest salary and bonus during the last 10 years of employment, which is subject to adjustment for retirement prior to the normal retirement age and the participant’s vesting percentage. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.
Benefits under the SERP are based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2019, Kforce has assumed that both participants will elect to take the lump sum present value option based on historical trends.
Actuarial Assumptions
Due to the SERP being unfunded as of December 31, 2019 and 2018, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. The following table presents the weighted-average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2019	2018
Discount rate	2.75%	4.00%
Rate of future compensation increase	2.90%	2.90%
The following table presents the weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2019	2018	2017
Discount rate	4.00%	3.25%	4.00%
Rate of future compensation increase	2.90%	2.90%	3.60%
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
The assumed rate of future compensation increases is based on a combination of factors, including the historical compensation increases and future target compensation levels for its covered executive officers, taking into account the covered executive officers’ assumed retirement date.
The periodic benefit cost is based on actuarial assumptions that are reviewed on an annual basis; however, management monitors these assumptions on a periodic basis to ensure that they accurately reflect current expectations of the cost of providing retirement benefits.
Net Periodic Benefit Cost
The following table presents the components of net periodic benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2019	2018	2017
Service cost	$261	$1,353	$319
Interest cost	601	468	537
Net periodic benefit cost	$862	$1,821	$856
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.

Changes in Benefit Obligation
The following table presents the changes in the projected benefit obligation for the years ended (in thousands):

	DECEMBER 31,
	2019	2018
Projected benefit obligation, beginning	$15,035	$14,409
Service cost	261	1,353
Interest cost	601	468
Actuarial experience and changes in actuarial assumptions	2,183	(1,195)
Projected benefit obligation, ending	$18,080	$15,035
There were no payments made under the SERP during the years ended December 31, 2019 and 2018, respectively. The projected benefit obligation is recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The accumulated benefit obligation is the actuarial present value of all benefits attributed to past service, excluding future salary increases. The accumulated benefit obligation as of December 31, 2019 and 2018 was $18.1 million and $15.0 million, respectively.
Contributions
There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2019. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2020.
Estimated Future Benefit Payments
Undiscounted projected benefit payments attributed to the SERP, which reflect the anticipated future service of participants, are expected to be paid as follows during the years ended December 31 (in thousands):

Projected Annual Benefit Payments
2020	$—
2021	14,347
2022	—
2023	—
2024	—
2025-2030	8,944
The estimated future benefit amounts and timing of these payments were determined using assumed retirement dates for the participants, among other assumptions, as of December 31, 2019; however, no specific plans or timelines have been established for or by these participants and the assumptions are subject to change, which could impact the future amounts and timing of payments.
13. Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein. Under the Credit Facility, the Firm has a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million, which is available to the Firm in the form of revolving credit loans, swingline loans, and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral.
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

The Firm is subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility, less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if: (a) the total leverage ratio is greater than 2.75 to 1.00; and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. At December 31, 2019, Kforce was not limited in making distributions and executing repurchases of our equity securities.
As of December 31, 2019 and 2018, $65.0 million and $71.8 million was outstanding on the Credit Facility, respectively. Kforce had $3.4 million and $3.2 million of outstanding letters of credit at December 31, 2019 and 2018, respectively, which pursuant to the Credit Facility, reduces the availability.
14. Derivative Instrument and Hedging Activity
Kforce is exposed to interest rate risk as a result of our corporate borrowing activities. The Firm uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of rising interest rates on our variable rate debt.
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. The Swap was effective on May 31, 2017 and matures on April 29, 2022. The Swap rate is 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of the Swap. The notional amount of the Swap is $65.0 million, which will decrease to $25.0 million at May 2020 through maturity.
The Swap has been designated as a cash flow hedge and was effective as of December 31, 2019. The change in the fair value of the Swap is recorded as a component of Accumulated other comprehensive (loss) income in the consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument gain (loss) for the year ended December 31, 2019 (in thousands):

Accumulated derivative instrument gain, beginning of year	$900
Net change associated with current period hedging transactions	(1,079)
Accumulated derivative instrument loss, end of year	$(179)

15. Fair Value Measurements
The Swap is measured at fair value using readily observable inputs, such as the LIBOR interest rate, which are considered to be Level 2 inputs. Refer to Note 14 - “Derivative Instrument and Hedging Activity” in the Notes to the Consolidated Financial Statements, included in this report for a complete discussion of the Firm’s derivative instrument.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other long-lived assets and the equity method investment. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis at December 31, 2019 and 2018 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2019
Recurring basis:
Interest rate swap derivative instrument	$(179)	$—	$(179)	$—
At December 31, 2018
Recurring basis:
Interest rate swap derivative instrument	$900	$—	$900	$—
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2019 and 2018.

16. Stock Incentive Plans
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
During the years ended December 31, 2019, 2018 and 2017, stock-based compensation expense from continuing operations was $9.8 million, $8.5 million, and $7.4 million, respectively. The related tax benefit for the years ended December 31, 2019, 2018 and 2017 was $2.3 million, $2.1 million, and $2.9 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are generally based on total shareholder return performance goals. The LTI restricted stock granted during the year ended December 31, 2019, will vest ratably over a period between three to four years. Other restricted stock granted during the year ended December 31, 2019, will vest ratably over a period of between one to ten years.
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
The following table presents the restricted stock activity for the year ended December 31, 2019 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2018 (1)	1,320	$24.94
Granted	399	$38.37
Forfeited/Canceled	(53)	$24.68
Vested(2)	(486)	$24.89	$18,813
Outstanding at December 31, 2019	1,180	$29.51
(1) The weighted-average grant date fair value at December 31, 2018, has been updated to correct an immaterial reporting error in our 2018 Annual Report on Form 10-K.
(2) The increase in shares vested during the year ended December 31, 2019, was due to the acceleration of stock-based compensation expense for KGS management triggered by a change in control of KGS.
The weighted-average grant date fair value of restricted stock granted was $38.37, $29.72 and $24.03 during the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of restricted stock vested was $18.8 million, $11.9 million and $13.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of December 31, 2019, total unrecognized stock-based compensation expense related to restricted stock was $32.0 million, which will be recognized over a weighted-average remaining period of 3.5 years.
17. Commitments and Contingencies
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. As of December 31, 2019, these purchase commitments amounted to approximately $10.5 million and are expected to be paid as follows: $7.3 million in 2020; $3.0 million in 2021 and $0.2 million in 2022.

Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2019, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $3.4 million.
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
On August 23, 2019, Kforce Inc. was served with a complaint, as amended, brought in the U.S. District Court, Middle District of Florida, Tampa Division. Maurcus Smith, Alvin Hodge and David Kortright, et al. v. Kforce Inc., Case No.: 8:19-cv-02068-CEH-CPT. The plaintiffs purport to bring claims on their own behalf and on behalf of a putative class of consumers/applicants who were the subject of consumer reports used for employment purposes for alleged violations of the Fair Credit Reporting Act of 1970, as amended, (“FCRA”), 15 U.S.C. § 1681 et seq. based upon the defendant’s purported failure to provide stand-alone FCRA disclosures and obtain valid authorizations. The plaintiffs seek statutory damages, punitive damages, costs, attorney’s fees and other relief under the FCRA. On February 10, 2020, the parties reached a preliminary settlement of the case, which is subject to approval by the Court, however, there can be no assurance that the Court will approve the preliminary settlement. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
On December 17, 2019, Kforce Inc., et al. was served with a complaint brought in Superior Court of the State of California, Alameda County. Kathleen Wahrer, et al. v. Kforce Inc., et al., Case No.: RG19047269. The former employee purports to bring a representative action on her own behalf and on behalf of other current and former aggrieved employees pursuant to Private Attorneys General Act (“PAGA”) alleging violations of the California Labor Code (“Labor Code”). The purported Labor Code violations include failure to provide and pay proper wages for meal and rest periods, failure to properly calculate and pay minimum and overtime wages, failure to provide compliant wage statements, failure to timely pay wages during employment and upon termination, and failure to reimburse business expenses. The plaintiff seeks civil penalties, interest, attorneys’ fees and costs under the Labor Code. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At December 31, 2019, our liability would be approximately $39.4 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $16.5 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
18. Quarterly Financial Data (Unaudited)
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

The following table provides quarterly information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2019
Revenue	$326,738	$338,861	$345,558	$336,230
Gross profit	93,176	101,026	102,811	98,025
Income from continuing operations	7,974	16,076	15,907	14,609
Income (loss) from discontinued operations, net of tax	18,881	58,783	(967)	(401)
Net income	$26,855	$74,859	$14,940	$14,208

Earnings per share – basic, continuing operations	$0.33	$0.67	$0.70	$0.68
Earnings per share – diluted, continuing operations	$0.32	$0.66	$0.68	$0.66
Earnings per share-basic	$1.10	$3.13	$0.66	$0.66
Earnings per share-diluted	$1.07	$3.06	$0.64	$0.64
2018
Revenue	$317,441	$329,535	$326,584	$330,377
Gross profit	92,509	100,220	96,045	97,713
Income from continuing operations	7,957	15,173	14,156	13,590
Income from discontinued operations, net of tax	1,218	1,099	2,021	2,766
Net income	$9,175	$16,272	$16,177	$16,356

Earnings per share – basic, continuing operations	$0.32	$0.61	$0.57	$0.55
Earnings per share – diluted, continuing operations	$0.32	$0.60	$0.56	$0.54
Earnings per share-basic	$0.37	$0.66	$0.65	$0.66
Earnings per share-diluted	$0.37	$0.65	$0.64	$0.65
During the second quarter of 2019, in connection with the disposition of the GS segment, income from discontinued operations included a gain on the sale of discontinued operations, net of transactions costs, of $80.0 million. There were post-closing working capital adjustments included in the loss from discontinued operations during the third and fourth quarter of 2019 of $0.4 million and $0.3 million, respectively. Refer to Note 2 - “Discontinued Operations” for a more detailed discussion.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2019 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation which occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, those controls.
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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2019, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
ITEM 9B. OTHER INFORMATION.
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2019.
Our Commitment to Integrity applies to all of our directors, officers and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2019.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
a.The following documents are filed as part of this Report:
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
3. Exhibits. See Item 15(b) below.
b.Exhibits. The exhibits listed on the Exhibit Index are incorporated by reference into this Item 15(b) and are a part of this report.
KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivable reserves (1)	2017	$2,066	1,155	(91)	(797)	$2,333
	2018	$1,858	1,874	—	(932)	$2,800
	2019	$2,800	1,255	—	(1,977)	$2,078
Deferred tax assets valuation allowance	2017	$85	1,648	—	—	$1,733
	2018	$1,733	14	—	—	$1,747
	2019	$1,747	—	—	(1,633)	$114
(1) The beginning balance for 2018 was adjusted by $475 thousand due to the adoption of the revenue recognition accounting standard and the reclassification of the Direct Hire fallouts as a contract liability effective January 1, 2018.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Description of the Company's Common Stock, par value $0.01 per share, filed electronically herewith.

10.1	Credit Agreement, dated May 25, 2017, between Kforce Inc. and its subsidiaries and Wells Fargo Bank, N.A. and the other lenders thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 25, 2017.

10.2	First Amendment and Consent, dated February 28, 2019, between Kforce Inc. and its subsidiaries, Wells Fargo Bank, National Association, and the other lenders thereto, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.3	Stock Purchase Agreement, dated February 28, 2019, by and among ManTech International Corporation, Kforce Government Solutions, Inc., Kforce Government Holdings, Inc., and Kforce, Inc., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.4	Amendment No. 1 to the Stock Purchase Agreement, dated March 29, 2019, by and among ManTech International Corporation, Kforce Government Solutions, Inc., Kforce Government Holdings, Inc., and Kforce, Inc., incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.5*	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.6*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.7*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.8*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.9*	Employment Agreement, dated as of July 1, 2003, between the Registrant and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.10*	Amendment to Employment Agreement, dated as of December 30, 2008, between Kforce Inc. and Howard Sutter, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 11, 2009.

10.11*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

10.12*	Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

Exhibit Number	Description

10.13*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.

10.14*	Form of Restricted Stock Award Agreement under the 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.15*	Kforce Inc. 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 000-26058) filed with the SEC on April 28, 2017.

10.16*	Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.17*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.18*	Amended and Restated Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, dated November 15, 2017, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.19*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Kye L. Mitchell, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 2, 2016.

10.20*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Andrew G. Thomas, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 22, 2019.

10.21*	Kforce Inc. 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-231073) filed with the SEC on April 26, 2019.

10.22*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 21, 2020	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 21, 2020	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 21, 2020	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 21, 2020	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

Date: February 21, 2020	By:	/s/ JOHN N. ALLRED
John N. Allred
Director

Date: February 21, 2020	By:	/s/ RICHARD M. COCCHIARO
Richard M. Cocchiaro
Director

Date: February 21, 2020	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 21, 2020	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 21, 2020	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 21, 2020	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 21, 2020	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director

Date: February 21, 2020	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director

Date: February 21, 2020	By:	/s/ A. GORDON TUNSTALL
A. Gordon Tunstall
Director