Form 10-Q
period 2020-03-31
KFORCE INC
filed 2020-05-07
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of May 4, 2020 was 21,921,984.

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Part II. Item 1A. Risk Factors, and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed investments, effects of interest rate variations, financing needs or plans, funding of employee benefit plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions, the impact of the COVID-19 pandemic on the global and U.S. macro-economic environments, and our business, customers, financial condition and results of operations, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2020	2019
Revenue	$335,208	$326,738
Direct costs	240,684	233,562
Gross profit	94,524	93,176
Selling, general and administrative expenses	79,216	79,813
Depreciation and amortization	1,393	1,650
Income from operations	13,915	11,713
Other expense, net	1,381	923
Income from continuing operations, before income taxes	12,534	10,790
Income tax expense	3,428	2,816
Income from continuing operations	9,106	7,974
Income from discontinued operations, net of tax	—	18,881
Net income	9,106	26,855
Other comprehensive loss:
Change in fair value of interest rate swaps, net of tax	(1,121)	(280)
Comprehensive income	$7,985	$26,575

Earnings per share – basic:
Continuing operations	$0.42	$0.33
Discontinued operations	—	0.77
Earnings per share – basic	$0.42	$1.10
Earnings per share – diluted:
Continuing operations	$0.42	$0.32
Discontinued operations	—	0.75
Earnings per share – diluted	$0.42	$1.07

Weighted average shares outstanding – basic	21,553	24,516
Weighted average shares outstanding – diluted	21,860	25,019
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$31,774	$19,831
Trade receivables, net of allowances of $4,375 and $2,078, respectively	235,587	217,929
Prepaid expenses and other current assets	7,401	7,475
Total current assets	274,762	245,235
Fixed assets, net	29,462	29,975
Other assets, net	67,678	72,838
Deferred tax assets, net	8,546	8,037
Goodwill	25,040	25,040
Total assets	$405,488	$381,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$37,125	$33,232
Accrued payroll costs	45,988	44,001
Current portion of operating lease liabilities	5,201	5,685
Income taxes payable	4,026	878
Other current liabilities	954	1,168
Total current liabilities	93,294	84,964
Long-term debt – credit facility	100,000	65,000
Other long-term liabilities	58,795	63,898
Total liabilities	252,089	213,862
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,198 and 72,202 issued, respectively	722	722
Additional paid-in capital	462,752	459,545
Accumulated other comprehensive loss	(2,647)	(1,526)
Retained earnings	354,926	350,545
Treasury stock, at cost; 49,958 and 49,277 shares, respectively	(662,354)	(642,023)
Total stockholders’ equity	153,399	167,263
Total liabilities and stockholders’ equity	$405,488	$381,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
Net income	—	—	—	—	9,106	—	—	9,106
Adoption of new accounting standard (Note E), net of tax of $75	—	—	—	—	(214)	—	—	(214)
Issuance for stock-based compensation and dividends, net of forfeitures	(4)	—	218	—	(218)	—	—	—
Stock-based compensation expense	—	—	2,896	—	—	—	—	2,896
Employee stock purchase plan	—	—	93	—	—	(4)	49	142
Dividends ($0.20 per share)	—	—	—	—	(4,293)	—	—	(4,293)
Change in fair value of interest rate swaps, net of tax of $384	—	—	—	(1,121)	—	—	—	(1,121)
Repurchases of common stock	—	—	—	—	—	685	(20,380)	(20,380)
Balance, March 31, 2020	72,198	$722	$462,752	$(2,647)	$354,926	49,958	$(662,354)	$153,399

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
Net income	—	—	—	—	26,855	—	—	26,855
Reclassification of stranded tax effects	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividends, net of forfeitures	4	—	233	—	(233)	—	—	—
Stock-based compensation expense	—	—	2,620	—	—	—	—	2,620
Employee stock purchase plan	—	—	86	—	—	(5)	54	140
Dividends ($0.18 per share)	—	—	—	—	(4,406)	—	—	(4,406)
Change in fair value of interest rate swap, net of tax of $95	—	—	—	(280)	—	—	—	(280)
Repurchases of common stock	—	—	—	—	—	432	(14,688)	(14,688)
Balance, March 31, 2019	71,860	$719	$450,276	$1,184	$259,356	46,249	$(532,963)	$178,572
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$9,106	$26,855
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(126)	(18,314)
Provision for credit losses	2,229	349
Depreciation and amortization	1,393	1,972
Stock-based compensation expense	2,896	2,620
Defined benefit pension plan expense	211	216
Loss on deferred compensation plan investments, net	39	89
Loss on disposal or impairment of assets	15	801
Noncash lease expense	1,521	1,662
Loss on equity method investment	595	—
Other	87	973
(Increase) decrease in operating assets
Trade receivables, net	(20,176)	(7,377)
Other assets, net	(452)	(393)
Increase (decrease) in operating liabilities
Accrued payroll costs	2,129	380
Other liabilities	3,538	1,956
Cash provided by operating activities	3,005	11,789
Cash flows from investing activities:
Capital expenditures	(1,971)	(1,496)
Other	—	(1,000)
Cash used in investing activities	(1,971)	(2,496)
Cash flows from financing activities:
Proceeds from credit facility	35,000	78,300
Payments on credit facility	—	(67,600)
Repurchases of common stock	(19,470)	(14,875)
Cash dividend	(4,293)	(4,406)
Payments on other financing arrangements	(328)	(540)
Other	—	(25)
Cash provided by (used in) financing activities	10,909	(9,146)
Change in cash and cash equivalents	11,943	147
Cash and cash equivalents, beginning of period	19,831	112
Cash and cash equivalents, end of period	$31,774	$259

	Three Months Ended March 31,
Supplemental Disclosure of Cash Flow Information	2020	2019
Cash Paid During the Period For:
Income taxes	$399	$184
Operating lease liabilities	1,987	1,836
Interest, net	541	627
Non-Cash Investing and Financing Transactions:
ROU assets obtained from new operating leases	$924	$817
Unsettled repurchases of common stock	910	369
Employee stock purchase plan	142	140
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A - Summary of Significant Accounting Policies
Unless otherwise noted below, there have been no material changes to the accounting policies presented in Note 1 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of the 2019 Annual Report on Form 10-K.
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although Kforce believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from our audited Consolidated Balance Sheet as of December 31, 2019, as presented in our 2019 Annual Report on Form 10-K.
Our quarterly operating results are affected by the number of billing days in a particular quarter, the seasonality of our clients’ businesses and increased holiday and vacation days taken. In addition, we typically experience an increase in costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which negatively impacts our gross profit and overall profitability. The results of operations for any interim period may be impacted by these factors, among others, and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for credit losses; variable consideration for revenue recognition; income taxes; self-insured liabilities for workers’ compensation and health insurance; obligations for the pension plan; and any asset impairments. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Earnings per Share
Basic earnings per share is computed as net income divided by the weighted average number of common shares outstanding (“WASO”) during the period. WASO excludes unvested shares of restricted stock. Diluted earnings per share is computed by dividing net income by diluted WASO. Diluted WASO includes the dilutive effect of potentially dilutive securities such as unvested shares of restricted stock using the treasury stock method, except where the effect of including potential common shares would be anti-dilutive. For the three months ended March 31, 2020 and 2019, 307 thousand and 503 thousand common stock equivalents were included in the diluted WASO, respectively. For the three months ended March 31, 2020 and 2019, there were 332 thousand and 3 thousand anti-dilutive common stock equivalents, respectively.

New Accounting Standards
Recently Adopted Accounting Standards
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a current expected credit loss model, a new impairment model, which measures expected credit losses based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. We adopted this standard using the modified retrospective approach as of January 1, 2020, as required. Refer to Note E - “Allowance for Credit Losses” additional accounting policy and transition disclosures related to our allowance for credit losses.
In March 2020, the FASB issued authoritative guidance, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR and are affected by reference rate reform if certain criteria are met. Entities may adopt the provisions of the new standard as of the beginning of the reporting period when the election is made between March 12, 2020 through December 31, 2022. We adopted this optional standard effective January 1, 2020 using the prospective method, and utilized the optional expedients for cash flow hedges to assume that a hedged forecasted transaction is probable of occurring and that the reference rate will not be replaced for the remainder of a hedging relationship.
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirement for defined benefit plans including additions and deletions to certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance is effective for fiscal periods beginning after December 15, 2020 with the retrospective method required for all periods presented. The adoption of this guidance will modify our disclosures, but we do not expect this standard to have a material effect on our consolidated financial statements.
Note B - Discontinued Operations
During 2019, management completed the sale of our Government Solutions (“GS”) segment as a result of the Firm’s decision to focus solely on the commercial technical and professional staffing services and solutions space. The GS segment consisted of Kforce Government Solutions, Inc. (“KGS”), our federal government solutions business, and TraumaFX® Solutions, Inc. (“TFX”), our federal government product business. The results of operations for both KGS and TFX have been reported as discontinued operations in our consolidated financial statements for all prior periods presented.
The following table summarizes the line items of pretax profit of the GS segment for the three months ended March 31, 2019 (in thousands):

Revenue	$26,426
Direct costs	19,015
Gross profit	7,411
Selling, general and administrative expenses	5,432
Depreciation and amortization	235
Income from discontinued operations	1,744
Other expense, net	864
Income from discontinued operations, before income taxes	880
Income tax benefit (1)	18,001
Income from discontinued operations, net of tax	$18,881
(1) During the three months ended March 31, 2019, we entered into a definitive agreement to sell KGS and recorded an increase of $18.5 million to deferred tax assets since it became apparent that the temporary difference for the excess of the outside tax basis in the equity of KGS over the amount of the inside basis in the assets of KGS would reverse in the foreseeable future. This deferred tax asset of $18.5 million was utilized and recorded as income tax expense during the three months ended June 30, 2019 when the divestiture was completed.

The accompanying Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). For the three months ended March 31, 2019, cash provided by operating activities and cash used in investing activities for discontinued operations were $5.7 million and $0.1 million, respectively.
Note C - Reportable Segments
Kforce provides services through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. Historically, and for the three months ended March 31, 2020 and 2019, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended March 31,
2020
Revenue	$266,784	$68,424	$335,208
Gross profit	$72,454	$22,070	$94,524
Operating and other expenses			81,990
Income from continuing operations, before income taxes			$12,534
2019
Revenue	$255,643	$71,095	$326,738
Gross profit	$68,822	$24,354	$93,176
Operating and other expenses			82,386
Income from continuing operations, before income taxes			$10,790

Note D - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended March 31,
2020
Revenue by type:
Flex revenue	$262,569	$63,540	$326,109
Direct Hire revenue	4,215	4,884	9,099
Total Revenue	$266,784	$68,424	$335,208
2019
Revenue by type:
Flex revenue	$250,216	$64,765	$314,981
Direct Hire revenue	5,427	6,330	11,757
Total Revenue	$255,643	$71,095	$326,738

Note E - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three months ended March 31, 2020.
The following table presents the activity within the allowance for credit losses on trade receivables for the three months ended March 31, 2020 (in thousands):

Allowance for credit losses, January 1, 2020 (1)	$1,843
Current period provision	2,229
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(182)
Allowance for credit losses, March 31, 2020	$3,890
(1) As a result of the adoption of the new credit losses accounting standard, we recorded a cumulative effect adjustment to increase the allowance for credit losses of $0.3 million as of January 1, 2020.
The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.5 million at March 31, 2020 and December 31, 2019 for reserves unrelated to credit losses.
Management considered the ongoing COVID-19 economic and health crisis and its impact on our clients’ ability to pay outstanding receivables. We analyzed receivables concentrated within specific industries most significantly impacted, reviewed specific clients with credit ratings that were in a higher risk category and applied higher credit loss rates in order to estimate our potential credit loss exposure, which resulted in an increase to our allowance for credit losses during the three months ended March 31, 2020.
Note F - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Assets held in Rabbi Trust	$30,843	$35,413
Right-of-use assets for operating leases, net	17,606	18,344
Capitalized software, net (1)	9,841	8,759
Equity method investment (2)	7,574	8,169
Deferred loan costs, net	766	855
Other non-current assets	1,048	1,298
Total Other assets, net	$67,678	$72,838
(1) Accumulated amortization of capitalized software was $34.4 million and $34.2 million as of March 31, 2020 and December 31, 2019, respectively.
(2) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on equity method investment was $0.6 million during the three months ended March 31, 2020. Refer to Note M - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.

Note G - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and other accrued liabilities:
Accounts payable	$23,918	$20,267
Accrued liabilities	13,207	12,965
Total Accounts payable and other accrued liabilities	$37,125	$33,232
Accrued payroll costs:
Payroll and benefits	$40,141	$38,035
Health insurance liabilities	3,976	3,907
Payroll taxes	870	992
Workers’ compensation liabilities	1,001	1,067
Total Accrued payroll costs	$45,988	$44,001
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers (such as rebates) and other accrued liabilities.
Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred compensation plan	$24,044	$30,361
Supplemental executive retirement plan	18,290	18,080
Operating lease liabilities	14,235	14,627
Interest rate swap derivative instruments	1,684	179
Other long-term liabilities	542	651
Total Other long-term liabilities	$58,795	$63,898

Note I - Employee Benefit Plans
Supplemental Executive Retirement Plan
Kforce maintains a Supplemental Executive Retirement Plan (“SERP”) for the benefit of two executives. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$86	$65
Interest cost	125	151
Net periodic benefit cost	$211	$216
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.

The projected benefit obligation as of March 31, 2020 and December 31, 2019 was $18.3 million and $18.1 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the three months ended March 31, 2020. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2020.
Note J - Stock Incentive Plans
On April 28, 2020, Kforce shareholders approved the 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights (“SAR”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares reserved under the 2020 Plan is approximately 3.6 million shares. Grants of an option or SAR reduce the reserve by one share, while a stock award reduces the reserve by 2.72 shares. The 2020 Plan terminates on April 28, 2030.
Restricted stock (including RSAs and RSUs) are granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package in order to retain directors, executives and management.
The following table presents the restricted stock activity for the three months ended March 31, 2020 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2019	1,180	$29.51
Granted	7	$29.60
Forfeited	(12)	$22.62
Vested	(8)	$22.15	$279
Outstanding at March 31, 2020	1,167	$29.63
As of March 31, 2020, total unrecognized stock-based compensation expense related to restricted stock was $29.0 million, which will be recognized over a weighted-average remaining period of 3.3 years. During the three months ended March 31, 2020 and 2019, stock-based compensation expense from continuing operations was $2.9 million and $2.5 million, respectively.
Note K - Derivative Instruments and Hedging Activity
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap A”). Swap A was effective on May 31, 2017 and matures on April 29, 2022. Swap A has a fixed interest rate of 1.81% and a notional amount of $65.0 million at March 31, 2020, which decreases to $25.0 million in May 2020.
On March 12, 2020, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. (“Swap B”). Swap B was effective on March 17, 2020 and matures on May 30, 2025. Swap B has a fixed interest rate of 0.61% and a notional amount of $35.0 million at March 31, 2020, which increases to $75.0 million and $100.0 million in May 2020 and May 2022, respectively, and subsequently decreases to $75.0 million and $40.0 million in May 2023 and May 2024, respectively. The increases in the notional amount of Swap B correspond to the decreases in the notional amount for Swap A.
The Firm uses interest rate swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each swap, plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective at March 31, 2020. The change in the fair value of the swaps is recorded as a component of other comprehensive income in the consolidated financial statements.

The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Three Months Ended March 31,
	2020	2019
Accumulated derivative instrument (loss) gain, beginning of period	$(179)	$900
Net change associated with current period hedging transactions	(1,505)	(375)
Accumulated derivative instrument (loss) gain, end of period	$(1,684)	$525

Note L - Fair Value Measurements
Our interest rate swaps are measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and are recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note K - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2020. The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Asset/(Liability) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At March 31, 2020
Interest rate swap derivative instruments	$(1,684)	$—	$(1,684)	$—
At December 31, 2019
Interest rate swap derivative instrument	$(179)	$—	$(179)	$—

Note M - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At March 31, 2020, our liability would be approximately $39.7 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $16.8 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Litigation
There have been no material developments with regard to any of the legal proceedings previously disclosed in our 2019 Annual Report on Form 10-K.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our unaudited condensed consolidated financial statements but are not, individually or in the aggregate, considered material.
Equity Method Investment
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional cash contributions, which are contingent on WorkLLama's achievement of certain operational and financial milestones. Our maximum potential capital contributions were $22.5 million and we contributed $9.0 million during the year ended December 31, 2019. There is uncertainty as to the attainment of the milestones given the joint venture is in the early stages and at March 31, 2020, there are no contingent contributions recorded. Refer to Note F - “Other Assets, Net” for more details on WorkLLama.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the three months ended March 31, 2020, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the three months ended March 31, 2020 increased 2.6% (1.0% on a billing day basis) to $335.2 million from $326.7 million in the comparable period in 2019. We began to experience negative impacts to our operating trends as a result of the COVID-19 economic and health crisis in March 2020, most notably within FA Flex and Direct Hire.
•Flex revenue for the three months ended March 31, 2020 increased 3.5% (1.9% on a billing day basis) to $326.1 million from $315.0 million in the comparable period in 2019. Flex revenue increased 4.9% (3.3% on a billing day basis) for Tech and decreased 1.9% (3.4% on a billing day basis) for FA.
•Direct Hire revenue for the three months ended March 31, 2020 decreased 22.6% to $9.1 million from $11.8 million in the comparable period in 2019.
•Flex gross profit margin for the three months ended March 31, 2020 increased 40 basis points to 26.2% from 25.8% in the comparable period in 2019 as a result of a more favorable payroll tax environment in the first quarter of 2020. For the three months ended March 31, 2020, Flex gross profit increased 70 basis points for Tech and decreased 80 basis points for FA.
•SG&A as a percentage of revenue for the three months ended March 31, 2020 decreased to 23.6% from 24.4% in the comparable period in 2019 as a result of improved associate productivity, reduced annual performance-based compensation expectations given the COVID-19 economic and health crisis and reduced discretionary spend such as travel and other office-related expenses.
•Income from continuing operations for the three months ended March 31, 2020 increased 14.2% to $9.1 million, or $0.42 per share, from $8.0 million, or $0.32 per share, in the comparable period in 2019. The increase in diluted EPS was partially driven by significant open market common stock repurchases in 2019.
•In March 2020, Kforce entered into a forward-starting interest rate swap agreement with a fixed interest rate of 0.61% (which is added to the applicable margin under our credit facility), resulting in an increase in the notional amount of our interest rate swaps of $35.0 million, for a total of $100.0 million. We executed this swap in order take advantage of historically low interest rates and reduce liquidity risk as we navigate the COVID-19 economic and health crisis.
•The Firm returned $24.6 million of capital to our shareholders with a quarterly dividend of $4.3 million ($0.20 per share) and open market common stock repurchases of $20.3 million during the three months ended March 31, 2020. In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate of $100.0 million.
•Cash provided by operating activities was $3.0 million during the three months ended March 31, 2020 compared to $11.8 million for the three months ended March 31, 2019. Our operating cash flows were negatively impacted over the last few weeks of March 2020 as a result of certain clients delaying payment of outstanding receivable balances to preserve cash flow at the beginning of the COVID-19 economic and health crisis.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Tech and FA segments. We operate through our corporate headquarters in Tampa, Florida with 50 field offices located throughout the United States. As of March 31, 2020, Kforce employed over 2,200 associates and we had over 10,000 consultants on assignment. Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our portfolio of service offerings is a key contributor to our long-term financial stability.
During 2020, the U.S. and global macro-economic environments have been severely impacted by the COVID-19 economic and health crisis. Certain data we follow that is published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”) such as the penetration rate (the percentage of temporary staffing to total employment) and unemployment rate, which were 1.9% and 4.4%, respectively, in March 2020, is expected to change materially in the near-term as this crisis unfolds. Through the week ending April 25, 2020, the U.S. Department of Labor reported 3.8 million additional claims for unemployment bringing the total over a six-week period to more than 30 million.
Certain sectors of the U.S. economy have been more acutely impacted by the COVID-19 economic and health crisis, such as the hospitality, transportation, retail, entertainment, health services and manufacturing sectors, though very few sectors appear to be immune. Kforce generates revenue within each of these sectors of the U.S. economy although the composition of our revenue by sector is, by intent, diversified. Our top three industries served include financial services, business services and telecommunications.

Towards the end of the first quarter and into the second quarter, the U.S. economy increasingly began to feel the negative impacts of the COVID-19 economic and health crisis. Accordingly, we have been working with our clients to assist them in navigating these turbulent waters. These discussions for certain clients resulted in the reduction or elimination of consultants on previous projects and assignments, reducing bill rates, granting extended payment terms, and/or temporary furloughs for consultants, among other impacts. We have also experienced a decrease in our leading indicators, such as job orders, new assignment demand and direct hire placements. This crisis continues to be extremely fluid and there is significant uncertainty as to the extent of the potential negative impact on our business, clients, consultants and candidates. Thus, it is increasingly difficult to predict our near-term operating results.
Although we have seen some impact to our business from this abrupt and unprecedented economic disruption, we believe our strategic decisions to focus our offerings in the domestic technology and professional staffing and solutions market, limit the concentration of Direct Hire revenue (now less than 3% of total revenue) and maintain a strong balance sheet provides us great confidence moving forward. In addition, we have made investments in recent years to implement new and upgrade existing technologies that we believe have increased our operating efficiencies and enabled us to be more responsive to our consultants and clients. Most of these technologies can be securely accessed remotely, which put us in a good position to seamlessly transition to a full work remote posture in March 2020.
Our client relationships and capability to source and deliver resources at scale significantly contributed to us securing several large opportunities to assist the U.S. economy during this crisis in areas such as customer service, loan processing and administration. While this work is anticipated to be temporary in nature, we expect it will partially offset some of the negative impacts over the near-term in our business.
Operating Results - Three Ended March 31, 2020 and 2019
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended
	March 31,
	2020	2019
Revenue by segment:
Tech	79.6%	78.2%
FA	20.4	21.8
Total Revenue	100.0%	100.0%
Revenue by type:
Flex	97.3%	96.4%
Direct Hire	2.7	3.6
Total Revenue	100.0%	100.0%
Gross profit	28.2%	28.5%
Selling, general and administrative expenses	23.6%	24.4%
Depreciation and amortization	0.4%	0.5%
Income from operations	4.2%	3.6%
Income from continuing operations, before income taxes	3.7%	3.3%
Income from continuing operations	2.7%	2.4%
Income from discontinued operations, net of tax	—%	5.8%
Net income	2.7%	8.2%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019
Tech
Flex revenue	$262,569	4.9%	$250,216
Direct Hire revenue	4,215	(22.3)%	5,427
Total Tech revenue	$266,784	4.4%	$255,643
FA
Flex revenue	$63,540	(1.9)%	$64,765
Direct Hire revenue	4,884	(22.8)%	6,330
Total FA revenue	$68,424	(3.8)%	$71,095

Total Flex revenue	$326,109	3.5%	$314,981
Total Direct Hire revenue	9,099	(22.6)%	11,757
Total Revenue	$335,208	2.6%	$326,738
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q1 2020	Q4 2019	Q3 2019	Q2 2019	Q1 2019
Billing Days	64	62	64	64	63
Tech Flex	3.3%	4.8%	6.5%	6.2%	9.8%
FA Flex	(3.4)%	(7.6)%	(5.3)%	(9.4)%	(11.7)%
Total Flex	1.9%	2.1%	3.9%	2.6%	4.6%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Tech increased during the three months ended March 31, 2020 by 4.9% (3.3% on a billing day basis) as compared to the same period in 2019, primarily due to an increase in billable hours and higher average bill rates. Our trends to start the second quarter indicate that Flex revenues in technology are down approximately 1% on a year-over-year basis in April. In September 2019 SIA projected that temporary technology staffing would experience growth of 3% in 2020, which was updated in April 2020 with a projected decline of 14% for 2020 and a resumption of 17% growth in 2021. We believe that the current crisis has only strengthened the secular drivers of demand in technology as companies assess their digital transformation efforts and capabilities to conduct business in what may be a more virtually-biased operating environment.
Our FA segment experienced a decrease in Flex revenue of 1.9% (3.4% on a billing day basis) during the three months ended March 31, 2020 as compared to the same period in 2019, which was driven by a decrease in billable hours and was partially offset by a year-over-year increase in average bill rates of 4.7%. Our trends to start the second quarter indicate that Flex revenues in FA are down approximately 20% on a year-over-year basis in April, which excludes the contribution to our FA Flex revenues of large-scale business we secured to support government-sponsored COVID-19 related initiatives. This recent business is expected to benefit second quarter revenues in a range between $20 million to $30 million. In September 2019, SIA projected that finance and accounting temporary staffing would experience growth of 4% in 2020; however, this was updated in April 2020 with a projected decline of 15% for 2020.
Future forecasts and predictions about the demand for temporary staffing and solutions are inherently uncertain due to the unknown impacts of the macro-economic environment in which we are currently operating as a result of the COVID-19 economic and health crisis, and any forward-looking information could fluctuate materially.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2020 vs. March 31, 2019
	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$5,645	$(4,036)
Bill rate	6,813	2,859
Billable expenses	(105)	(48)
Total change in Flex revenue	$12,353	$(1,225)
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019
Tech	3,410	2.2%	3,335
FA	1,662	(6.2)%	1,772
Total Flex hours billed	5,072	(0.7)%	5,107
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 22.6% during the three months ended March 31, 2020, as compared to the same period in 2019, primarily driven by a decrease in the number of placements made and a lower average placement fee. We experienced a significant decline in volume of Direct Hire placements towards the end of the first quarter and expect a significant decline in revenue on a year-over-year basis in the second quarter of 2020 primarily due to the expected drop in demand for placements. Our trends to start the second quarter indicate that Direct Hire revenues are down approximately 55% on a year-over-year basis in April.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2020 vs. March 31, 2019
	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$(1,028)	$(1,390)
Placement fee	(184)	(56)
Total change in Direct Hire revenue	$(1,212)	$(1,446)
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019
Tech	243	(19.0)%	300
FA	367	(21.9)%	470
Total number of placements	610	(20.8)%	770
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019
Tech	$17,347	(4.2)%	$18,106
FA	$13,294	(1.1)%	$13,447
Total average placement fee	$14,908	(2.3)%	$15,260

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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019
Tech	27.2%	1.1%	26.9%
FA	32.3%	(5.8)%	34.3%
Total gross profit percentage	28.2%	(1.1)%	28.5%
The change in total gross profit percentage for the three months ended March 31, 2020, as compared to the same period in 2019, is primarily driven by the decrease in the mix of Direct Hire revenue, partially offset by an improved Flex gross profit percentage.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate, changes in payroll tax rates, as well as the impact of billable expenses, which provide no profit margin.
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019
Tech	26.0%	2.8%	25.3%
FA	27.0%	(2.9)%	27.8%
Total Flex gross profit percentage	26.2%	1.6%	25.8%
Our Flex gross profit percentage increased 40 basis points for the three months ended March 31, 2020, as compared to the same period in 2019. Tech Flex gross profit margin increased 70 basis points for the three months ended March 31, 2020, as compared to the same period in 2019 due to a more favorable payroll tax environment, improvement in the spread between bill and pay rates, and a reduction in the amount of billable expenses. FA Flex gross profit margins decreased 80 basis points for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to compression in bill and pay spreads and partially offset by lower payroll taxes.
Due to the current COVID-19 economic and health crisis, there is uncertainty regarding how the economic climate and financial market conditions will impact our Flex gross profit percentage, however we experienced negative impacts in our spreads during prior economic downturns. As we navigate this unprecedented environment, we expect to continue working with select, strategic clients, to lower bill rates in providing some relief as they navigate these turbulent waters. While our expectation is that the spread between bill and pay rates may decline in the near-term, we have not yet experienced these declines in Tech as we look at April trends. FA Flex gross profit margins are expected to be negatively impacted by the business we secured, described above.
The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended
	March 31, 2020 vs. March 31, 2019
	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$3,130	$(341)
Profitability impact	1,714	(497)
Total change in Flex gross profit	$4,844	$(838)
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 81.3% for the three months ended March 31, 2020, as compared to 83.5% for the same period in 2019. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.

The following table presents components of SG&A as a percentage of revenue (in thousands):

	2020	% of Revenue	2019	% of Revenue
Three Months Ended March 31,
Compensation, commissions, payroll taxes and benefits costs	$64,367	19.2%	$66,635	20.4%
Other (1)	14,849	4.4%	13,178	4.0%
Total SG&A	$79,216	23.6%	$79,813	24.4%
(1) Includes bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 80 basis points for the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to the expense recorded in the three months ended March 31, 2019 of approximately $2.0 million due to actions taken as a result of the GS divestiture. Additionally, SG&A expenses benefited from further improvements in associate productivity, reduced annual performance-based compensation expectations given the current crisis and reduced discretionary spend such as travel and other office-related expenses. These benefits were partially offset by an increase in credit loss expense due to the expected increase in the risk of default in our accounts receivable portfolio due to the current crisis.
At the end of the first quarter of 2020, we began taking prudent cost containment measures, including temporarily suspending new hires, eliminating discretionary spend and selectively reducing spend in other areas. The Firm continues to focus on improving the productivity of our associates and will continue to exercise solid expense discipline, especially in light of the potential adverse impacts that could occur as a result of the macro-economic uncertainties related to the current crisis.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended March 31,
	2020	Increase (Decrease)	2019
Fixed asset depreciation (includes finance leases)	$1,176	(11.1)%	$1,323
Capitalized software amortization	217	(33.6)%	327
Total Depreciation and amortization	$1,393	(15.6)%	$1,650
Other Expense, Net. Other expense, net for the three months ended March 31, 2020 and 2019 was $1.4 million and $0.9 million, respectively. Other expense, net includes interest expense related to outstanding borrowings under our credit facility, net of interest income on cash held in government money market funds.
During the three months ended March 31, 2020, Other expense, net also includes our proportionate share of the loss from WorkLLama, our equity method investment, of $0.6 million. Although the impact of the COVID-19 economic and health crisis remains highly uncertain, it could have a material adverse impact on the fair value of our equity method investment in WorkLLama; if the fair value falls below the book value of the equity method investment, we would be required to evaluate whether an other-than-temporary impairment has occurred.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the three months ended March 31, 2020 and 2019 was 27.3% and 26.1%, respectively.
Discontinued Operations, Net of Tax. During 2019, we sold the GS segment and reported it as discontinued operations in the consolidated statements of operations for all periods presented. Refer to Note B - “Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free Cash Flow is limited, however, because it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to (but not a replacement of) our Unaudited Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2019, Free Cash Flows includes results from discontinued operations.

The following table presents Free Cash Flow (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$3,005	$11,789
Capital expenditures	(1,971)	(1,496)
Free cash flow	1,034	10,293
Change in debt	35,000	10,700
Repurchases of common stock	(19,470)	(14,875)
Cash dividend	(4,293)	(4,406)
Other	(328)	(1,565)
Change in cash and cash equivalents	$11,943	$147
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
The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2020	2019
Three Months Ended March 31,
Net income	$9,106	$26,855
Income from discontinued operations, net of tax	—	18,881
Income from continuing operations	9,106	7,974
Depreciation and amortization	1,393	1,650
Stock-based compensation expense	2,896	2,534
Interest expense, net	791	923
Income tax expense	3,428	2,816
Loss from equity method investment	595	—
Adjusted EBITDA	$18,209	$15,897
Adjusted EBITDA for the three months ended March 31, 2019 included $2.0 million due to actions taken as a result of the GS divestiture.

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flow as well as borrowings under our credit facility. At March 31, 2020 and December 31, 2019, we had $31.8 million and $19.8 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds, and $100.0 million and $65.0 million outstanding under our credit facility, respectively. The amounts outstanding under our credit facility were hedged by interest rate swaps, as discussed below.
Heading into the COVID-19 induced economic and health crisis, we believe we were in a position of financial strength with a strong balance sheet, healthy operating cash flows, low capital requirements and our $300.0 million credit facility. Nonetheless, we took a proactive measure in March 2020 to draw down $35.0 million under our credit facility (bringing the total outstanding balance to $100 million) and simultaneously fixed the incremental $35.0 million in debt under a new interest rate swap. We took this proactive action to take advantage of historically low interest rates and reduce potential risks of not being able to access the availability under our credit facility.
We expect that we will see declines in our revenue and, accordingly, our profitability over the near term as a result of the COVID-19 economic and health crisis. Our working capital, excluding cash, was roughly $150.0 million as of March 31, 2020 and, we believe, provides a reliable source of liquidity as we experience revenue declines. We assess future liquidity based on a multi-year forecast (using assumptions that we believe are sufficiently conservative) to validate that we can generate positive cash flows while continuing to invest in our business and seeking to maintain our quarterly cash dividend. Based on these forecasts and assumptions, we continue to believe we are in a position of financial strength. As we navigate this crisis, we will continue to take actions to improve our liquidity and further fortify our cash position.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes, among other things, deferment of employer social security payments, employee retention credits and technical amendments related to depreciation, which allows for retroactive 100% bonus depreciation on qualified improvement property. We are still assessing all of the financial impacts of the CARES Act on our business, but expect that our cash flows will benefit significantly from several of the provisions.
Cash Flows
We are principally focused on achieving an appropriate balance of cash flow across several areas of opportunity such as: generating positive cash flow from operating activities; returning capital to our shareholders through our quarterly dividends and common stock repurchase program; maintaining appropriate leverage under our credit facility; investing in our infrastructure to allow sustainable growth via capital expenditures; and maintaining sufficient liquidity for operations.
In 2019, we sold the GS segment, which has been reflected as discontinued operations. Our Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). For the three months ended March 31, 2019, cash provided by operating activities and cash used in investing activities for discontinued operations were $5.7 million and $0.1 million, respectively.
Cash provided by operating activities was $3.0 million during the three months ended March 31, 2020, as compared to $11.8 million during the three months ended March 31, 2019. Our largest source of operating cash flows is the collection of trade receivables and use of operating cash flows is the payment of our associate and consultant compensation. The decrease is primarily due to delays in the timing of payments from our clients, which we believe is partially the start of the impacts from the COVID-19 economic and health crisis, as well as a decrease in cash provided by the GS segment due to the divestiture.
Cash used in investing activities was $2.0 million during the three months ended March 31, 2020, as compared to $2.5 million during the three months ended March 31, 2019, which includes capital expenditures. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that will provide the most benefit.
Cash provided by financing activities was $10.9 million during the three months ended March 31, 2020, as compared to $9.1 million of cash used in financing activities during the three months ended March 31, 2019. This was primarily driven by the aforementioned $35.0 million draw down from our credit facility during the three months ended March 31, 2020, partially offset by an increase in cash used for repurchases of common stock.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Three Months Ended March 31,
	2020	2019
Open market repurchases	$19,382	$14,775
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	88	100
Total cash flow impact of common stock repurchases	$19,470	$14,875

Cash paid in current period for settlement of prior year repurchases	$—	$556

On January 31, 2020, Kforce’s Board approved an 11% increase to the Company's quarterly dividend from $0.18 per share to $0.20 per share. During the three months ended March 31, 2020 and 2019, Kforce declared and paid quarterly dividends of $4.3 million ($0.20 per share) and $4.4 million ($0.18 per share), respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, cash flow from operations, and available borrowings under our credit facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, a material deterioration in the economic environment or market conditions, among other things, could negatively impact operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for capital expenditures, investments, additional common stock repurchases or dividends.
Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral. As of March 31, 2020, $100.0 million was outstanding and $197.9 million was available on our credit facility, subject to certain covenants, and as of December 31, 2019, $65.0 million was outstanding. As of March 31, 2020, we are in compliance with our credit facility covenants as described in the 2019 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants. However, we cannot predict the impact from the COVID-19 pandemic, which could have a material adverse effect on our results of operations that could result in an event of default.
Kforce has two forward-starting interest rate swap agreements, which have been designated as cash flow hedges, to mitigate the risk of rising interest rates. Refer to Note K - “Derivative Instruments and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of our interest rate swaps. At March 31, 2020 and December 31, 2019, the fair value of our interest rate swaps were a liability of $1.7 million and $0.2 million, respectively.
Stock Repurchases
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. During the three months ended March 31, 2020, Kforce repurchased approximately 0.7 million shares of common stock on the open market at a total cost of approximately $20.3 million and $93.6 million remained available for further repurchases under the Board-authorized common stock repurchase program at March 31, 2020.
Off-Balance Sheet Arrangements
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to our off-balance sheet arrangements previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.
Contractual Obligations and Commitments
Other than the changes described elsewhere in this Quarterly Report, there have been no material changes during the period covered by this report on Form 10-Q to our contractual obligations previously disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10-K.
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
Due to the COVID-19 economic and health crisis, there has been uncertainty and disruption in the U.S. and global macro-economic environments, which could impact the inputs and assumptions for our critical accounting estimates. We are not currently aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of any assets or liabilities. However, actual results could differ from our assumptions and estimates and such differences could be material. Refer to Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our 2019 Annual Report on Form 10-K for a more detailed discussion of our significant accounting policies and critical accounting estimates.

Goodwill and Equity Method Investment Impairment
For our goodwill and equity method investment fair value estimates, the valuation methodologies employed are sensitive to critical estimates which could be impacted by the COVID-19 economic and health crisis, including forecasted operating results and long-term growth rates, expectations for future economic cycles and market multiples. At this time, the impact of the crisis on our forecasts is uncertain and increases the subjectivity that will be involved in evaluating our goodwill and equity method investment for potential impairment going forward.
Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received.
Due to the ongoing COVID-19 economic and health crisis, we analyzed receivables concentrated within specific industries most significantly impacted, reviewed specific clients with credit ratings that were in a higher risk category and applied higher credit loss rates in order to estimate our potential credit loss exposure. At this time, the impact of the crisis on these estimates is uncertain and increases the subjectivity of our allowance for credit losses.
NEW ACCOUNTING STANDARDS
Refer to Note A - “Summary of Significant Accounting Policies” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in Item 1. Financial Statements of this report for a discussion of new accounting standards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Unless otherwise noted below, there have been no material changes to quantitative and qualitative disclosures about market risk included in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Annual Report on Form 10-K.
On March 12, 2020, Kforce entered into an additional forward-starting interest rate swap agreement with Wells Fargo Bank, N.A., which was effective on March 17, 2020 and matures on May 30, 2025. This swap has a fixed interest rate of 0.61% and a notional amount of $35.0 million at March 31, 2020, which increases to $75.0 million and $100.0 million in May 2020 and May 2022, respectively, and subsequently decreases to $75.0 million and $40.0 million in May 2023 and May 2024, respectively.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. We do not believe that any of our current such proceedings, claims or matters are material. There have been no material developments with regard to any of the legal proceedings previously disclosed in our 2019 Annual Report on Form 10-K. For further information regarding legal proceedings, refer to Note M - "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements in the section entitled "Litigation," included in Item 1. Financial Statements of this report.
ITEM 1A.  RISK FACTORS.
Unless otherwise noted below, there have been no material changes in the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.
The recent COVID-19 global pandemic may have a material adverse effect on our business and financial results.
The recent COVID-19 economic and health crisis could impact, and has impacted, many of our clients’ business operations due to reduced demand in their businesses, which in some cases was caused by government-mandated or voluntary closures, or due to initiatives to reduce costs or preserve cash, thereby decreasing demand for our staffing services and/or negatively impacting our profitability or our ability to timely collect our accounts receivable. More specifically, we have experienced, among other impacts, a reduction or elimination of consultants on previous projects and assignments, a reduction in bill rates, extended payment terms, and temporary furloughs for consultants. We have also experienced a decrease in our leading indicators, such as job orders, new assignment demand and direct hire placements due to hiring freezes.
Additionally, our employees, consultants and independent contractors may be, and have been, impacted by the occurrence of these types of events, or we may face difficulties in sourcing or onboarding these individuals, including slowdowns in critical processes such as interviewing, I-9 verification, background checks, or other compliance processes, which could impair our ability to serve our clients or respond timely to their needs. The occurrence of these types of events has resulted in, and may result in further, worker absences, lower billable hours, closure of our offices and delivery centers, travel restrictions on our employees or other disruptions to our business. The potential negative impacts on our operations could result in an event of default under our credit facility covenants, which might require us to seek alternative sources of financing, which may not be available on favorable terms or at all. The COVID-19 pandemic continues to be fluid and uncertain, making it difficult to forecast the entirety of the impact it could have on our business, customers, financial condition and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	$—	—	$44,297,260
February 1, 2020 to February 29, 2020	284,333	$33.59	281,748	$34,834,323
March 1, 2020 to March 31, 2020	400,357	$27.05	400,357	$93,634,225
Total	684,690	$29.76	682,105	$93,634,225
(1) Includes 2,585 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period February 1, 2020 to February 29, 2020.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.  MINE SAFETY DISCLOSURES.
None.
ITEM 5.  OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1	Kforce Inc. 2020 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-237957) filed with the SEC on May 1, 2020.
10.2	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan.
31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended March 31, 2020, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	May 7, 2020	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2020	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)