Form 10-Q
period 2020-06-30
KFORCE INC
filed 2020-08-10
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of August 5, 2020 was 21,947,455.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$343,020	$338,861	$678,228	$665,599
Direct costs	245,659	237,835	486,343	471,397
Gross profit	97,361	101,026	191,885	194,202
Selling, general and administrative expenses	80,546	78,017	159,762	157,830
Depreciation and amortization	1,380	1,542	2,773	3,192
Income from operations	15,435	21,467	29,350	33,180
Other expense, net	1,427	403	2,808	1,326
Income from continuing operations, before income taxes	14,008	21,064	26,542	31,854
Income tax expense	4,123	4,988	7,551	7,804
Income from continuing operations	9,885	16,076	18,991	24,050
Income from discontinued operations, net of tax	—	58,783	—	77,664
Net income	9,885	74,859	18,991	101,714
Other comprehensive loss:
Change in fair value of interest rate swaps, net of tax	(470)	(478)	(1,591)	(758)
Comprehensive income	$9,415	$74,381	$17,400	$100,956

Earnings per share – basic:
Continuing operations	$0.48	$0.67	$0.90	$0.99
Discontinued operations	—	2.46	—	3.21
Earnings per share – basic	$0.48	$3.13	$0.90	$4.20
Earnings per share – diluted:
Continuing operations	$0.47	$0.66	$0.89	$0.97
Discontinued operations	—	2.40	—	3.14
Earnings per share – diluted	$0.47	$3.06	$0.89	$4.11

Weighted average shares outstanding – basic	20,790	23,901	21,171	24,207
Weighted average shares outstanding – diluted	21,078	24,458	21,469	24,745
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$52,371	$19,831
Trade receivables, net of allowances of $4,572 and $2,078, respectively	242,391	217,929
Prepaid expenses and other current assets	7,563	7,475
Total current assets	302,325	245,235
Fixed assets, net	28,425	29,975
Other assets, net	70,721	72,838
Deferred tax assets, net	12,322	8,037
Goodwill	25,040	25,040
Total assets	$438,833	$381,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$38,371	$33,232
Accrued payroll costs	54,314	44,001
Current portion of operating lease liabilities	4,942	5,685
Income taxes payable	11,353	878
Other current liabilities	736	1,168
Total current liabilities	109,716	84,964
Long-term debt – credit facility	100,000	65,000
Other long-term liabilities	76,641	63,898
Total liabilities	286,357	213,862
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,237 and 72,202 issued, respectively	722	722
Additional paid-in capital	465,957	459,545
Accumulated other comprehensive loss	(3,117)	(1,526)
Retained earnings	360,409	350,545
Treasury stock, at cost; 50,295 and 49,277 shares, respectively	(671,495)	(642,023)
Total stockholders’ equity	152,476	167,263
Total liabilities and stockholders’ equity	$438,833	$381,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
Net income	—	—	—	—	9,106	—	—	9,106
Adoption of new accounting standard (Note E), net of tax of $75	—	—	—	—	(214)	—	—	(214)
Issuance for stock-based compensation and dividends, net of forfeitures	(4)	—	218	—	(218)	—	—	—
Stock-based compensation expense	—	—	2,896	—	—	—	—	2,896
Employee stock purchase plan	—	—	93	—	—	(4)	49	142
Dividends ($0.20 per share)	—	—	—	—	(4,293)	—	—	(4,293)
Change in fair value of interest rate swaps, net of tax benefit of $384	—	—	—	(1,121)	—	—	—	(1,121)
Repurchases of common stock	—	—	—	—	—	685	(20,380)	(20,380)
Balance, March 31, 2020	72,198	722	462,752	(2,647)	354,926	49,958	(662,354)	153,399
Net income	—	—	—	—	9,885	—	—	9,885
Issuance for stock-based compensation and dividends, net of forfeitures	39	—	240	—	(240)	—	—	—
Stock-based compensation expense	—	—	2,903	—	—	—	—	2,903
Employee stock purchase plan	—	—	62	—	—	(5)	72	134
Dividends ($0.20 per share)	—	—	—	—	(4,162)	—	—	(4,162)
Change in fair value of interest rate swaps, net of tax benefit of $160	—	—	—	(470)	—	—	—	(470)
Repurchases of common stock	—	—	—	—	—	342	(9,213)	(9,213)
Balance, June 30, 2020	72,237	$722	$465,957	$(3,117)	$360,409	50,295	$(671,495)	$152,476

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
Net income	—	—	—	—	26,855	—	—	26,855
Reclassification of stranded tax effects	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividends, net of forfeitures	4	—	233	—	(233)	—	—	—
Stock-based compensation expense	—	—	2,620	—	—	—	—	2,620
Employee stock purchase plan	—	—	86	—	—	(5)	54	140
Dividends ($0.18 per share)	—	—	—	—	(4,406)	—	—	(4,406)
Change in fair value of interest rate swap, net of tax benefit of $95	—	—	—	(280)	—	—	—	(280)
Repurchases of common stock	—	—	—	—	—	432	(14,688)	(14,688)
Balance, March 31, 2019	71,860	719	450,276	1,184	259,356	46,249	(532,963)	178,572
Net income	—	—	—	—	74,859	—	—	74,859
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	177	—	(177)	—	—	—
Stock-based compensation expense	—	—	3,524	—	—	—	—	3,524
Employee stock purchase plan	—	—	94	—	—	(4)	49	143
Dividends ($0.18 per share)	—	—	—	—	(4,278)	—	—	(4,278)
Change in fair value of interest rate swap, net of tax benefit of $162	—	—	—	(478)	—	—	—	(478)
Repurchases of common stock	—	—	—	—	—	1,048	(37,486)	(37,486)
Balance, June 30, 2019	71,865	$719	$454,071	$706	$329,760	47,293	$(570,400)	$214,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$18,991	$101,714
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(3,741)	1,735
Provision for credit losses	2,835	797
Depreciation and amortization	2,773	3,623
Stock-based compensation expense	5,799	5,050
Defined benefit pension plan expense	422	431
Loss (gain) on deferred compensation plan investments, net	424	(10)
Loss on disposal or impairment of assets	1,092	970
Noncash lease expense	3,086	3,187
Loss on equity method investment	1,134	—
Gain on sale of discontinued operations	—	(80,004)
Other	176	636
(Increase) decrease in operating assets
Trade receivables, net	(27,585)	(12,829)
Other assets	(2,510)	(3,269)
Increase (decrease) in operating liabilities
Accrued payroll costs	10,588	1,298
Other liabilities	25,482	(999)
Cash provided by operating activities	38,966	22,330
Cash flows from investing activities:
Capital expenditures	(3,793)	(4,184)
Equity method investment	(2,500)	(7,500)
Proceeds from the sale of assets held within the Rabbi Trust	3,548	—
Net proceeds from the sale of assets held for sale	—	122,696
Cash (used in) provided by investing activities	(2,745)	111,012
Cash flows from financing activities:
Proceeds from credit facility	35,000	80,100
Payments on credit facility	—	(86,900)
Repurchases of common stock	(29,593)	(51,546)
Cash dividends	(8,455)	(8,684)
Payments on other financing arrangements	(633)	(875)
Other	—	(502)
Cash used in financing activities	(3,681)	(68,407)
Change in cash and cash equivalents	32,540	64,935
Cash and cash equivalents, beginning of period	19,831	112
Cash and cash equivalents, end of period	$52,371	$65,047

	Six Months Ended June 30,
Supplemental Disclosure of Cash Flow Information	2020	2019
Cash Paid During the Period For:
Income taxes	$1,043	$8,447
Operating lease liabilities	3,949	4,025
Interest, net	1,281	788
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$2,971	$1,355
Employee stock purchase plan	276	283
Contingent contribution for equity method investment	—	1,500
Unsettled repurchases of common stock	—	1,183
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
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnotes normally required by GAAP for complete financial statements have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K. In management’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation. The Unaudited Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from our audited Consolidated Balance Sheet as of December 31, 2019, as presented in our 2019 Annual Report on Form 10-K.
Our quarterly operating results are affected by the number of billing days in a particular quarter, the seasonality of our clients’ businesses and increased holiday and vacation days taken. In addition, we typically experience higher costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which adversely affects our gross profit and overall profitability. The results of operations for any interim period may be impacted by these factors, among others, and are not necessarily indicative of, nor comparable to, the results of operations for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical of these estimates and assumptions relate to the following: allowance for credit losses; income taxes; self-insured liabilities for health insurance and workers’ compensation; obligations for the pension plan; variable consideration for revenue recognition; and any asset impairments. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss per participant for each health insurance claim up to $600 thousand in claims annually. Additionally, for all claim amounts exceeding $600 thousand, Kforce retains the risk of loss up to an aggregate annual loss of those claims of $200 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
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

For the three and six months ended June 30, 2020, 288 thousand and 298 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2019, 557 thousand and 538 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and six months ended June 30, 2020, there were 352 thousand and 346 thousand anti-dilutive common stock equivalents, respectively. For the three and six months ended June 30, 2019, there were insignificant anti-dilutive common stock equivalents.
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
The following table summarizes the line items of pretax profit of the GS segment (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Revenue	$1,311	$27,737
Direct costs	479	19,494
Gross profit	832	8,243
Selling, general and administrative expenses	1,424	6,842
Depreciation and amortization	58	307
(Loss) income from discontinued operations	(650)	1,094
Gain on sale of discontinued operations	80,004	80,004
Other income (expense), net	428	(436)
Income from discontinued operations, before income taxes	79,782	80,662
Income tax expense (1)	20,999	2,998
Income from discontinued operations, net of tax	$58,783	$77,664

(1) During the three months ended March 31, 2019, we entered into a definitive agreement to sell KGS and recorded $18.5 million to deferred tax assets and income tax benefit since it became apparent that the temporary difference for the excess of the outside tax basis in the equity of KGS over the amount of the inside basis in the assets of KGS would reverse in the foreseeable future. This deferred tax asset of $18.5 million was utilized and recorded as income tax expense during the three months ended June 30, 2019 when the divestiture was completed.
For the six months ended June 30, 2019, the accompanying Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations) and cash provided by operating activities and cash provided by investing activities for discontinued operations were $5.1 million and $118.9 million, respectively.
Note C - Reportable Segments
Kforce provides services through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. Historically, and for the three and six months ended June 30, 2020 and 2019, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended June 30,
2020
Revenue	$255,750	$87,270	$343,020
Gross profit	$72,192	$25,169	$97,361
Operating and other expenses			$83,353
Income from continuing operations, before income taxes			$14,008
2019
Revenue	$265,305	$73,556	$338,861
Gross profit	$74,172	$26,854	$101,026
Operating and other expenses			$79,962
Income from continuing operations, before income taxes			$21,064
Six Months Ended June 30,
2020
Revenue	$522,534	$155,694	$678,228
Gross profit	$144,646	$47,239	$191,885
Operating and other expenses			$165,343
Income from continuing operations, before income taxes			$26,542
2019
Revenue	$520,948	$144,651	$665,599
Gross profit	$142,995	$51,207	$194,202
Operating and other expenses			$162,348
Income from continuing operations, before income taxes			$31,854

Note D - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended June 30,
2020
Revenue by type:
Flex revenue	$251,948	$84,469	$336,417
Direct Hire revenue	3,802	2,801	6,603
Total Revenue	$255,750	$87,270	$343,020
2019
Revenue by type:
Flex revenue	$259,707	$65,647	$325,354
Direct Hire revenue	5,598	7,909	13,507
Total Revenue	$265,305	$73,556	$338,861
Six Months Ended June 30,
2020
Revenue by type:
Flex revenue	$514,517	$148,009	$662,526
Direct Hire revenue	8,017	7,685	15,702
Total Revenue	$522,534	$155,694	$678,228
2019
Revenue by type:
Flex revenue	$509,923	$130,412	$640,335
Direct Hire revenue	11,025	14,239	25,264
Total Revenue	$520,948	$144,651	$665,599

Note E - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three and six months ended June 30, 2020.
The following table presents the activity within the allowance for credit losses on trade receivables for the six months ended June 30, 2020 (in thousands):

Allowance for credit losses, January 1, 2020 (1)	$1,843
Current period provision	2,835
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(548)
Allowance for credit losses, June 30, 2020	$4,130
(1) As a result of the adoption of the new credit losses accounting standard, we recorded a cumulative effect adjustment to increase the allowance for credit losses of $0.3 million as of January 1, 2020.

The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.4 million and $0.5 million at June 30, 2020 and December 31, 2019, respectively, for reserves unrelated to credit losses.
Management considered the ongoing COVID-19 economic and health crisis and its impact on our clients’ ability to pay outstanding receivables. We analyzed receivables concentrated within specific industries considered to be most significantly impacted, reviewed specific clients with credit ratings that were in a higher risk category and applied higher credit loss rates in order to estimate our potential credit loss exposure, which resulted in an increase to our allowance for credit losses during the six months ended June 30, 2020.
Note F - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Assets held in Rabbi Trust	$31,276	$35,413
Right-of-use assets for operating leases, net (1)	17,162	18,344
Capitalized software, net (2)	11,100	8,759
Equity method investment (3)	9,535	8,169
Deferred loan costs, net	678	855
Other non-current assets	970	1,298
Total Other assets, net	$70,721	$72,838
(1) During the three months ended June 30, 2020, we recognized $0.9 million of expense related to impairment of certain ROU assets, which was recorded in SG&A in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, due to the Firm’s decisions not to reoccupy certain of our leased offices.
(2) Accumulated amortization of capitalized software was $34.7 million and $34.2 million as of June 30, 2020 and December 31, 2019, respectively.
(3) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on equity method investment was $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively. Refer to Note M - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.
Note G - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and other accrued liabilities:
Accounts payable	$23,293	$20,267
Accrued liabilities	15,078	12,965
Total Accounts payable and other accrued liabilities	$38,371	$33,232
Accrued payroll costs:
Payroll and benefits	$44,738	$38,035
Health insurance liabilities	5,155	3,907
Payroll taxes	3,395	992
Workers’ compensation liabilities	1,026	1,067
Total Accrued payroll costs	$54,314	$44,001
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers (such as rebates) and other accrued liabilities.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred compensation plan	$28,237	$30,361
Supplemental executive retirement plan	18,501	18,080
Operating lease liabilities	14,834	14,627
Interest rate swap derivative instruments	2,314	179
Other long-term liabilities (1)	12,755	651
Total Other long-term liabilities	$76,641	$63,898
(1) On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, which includes provisions that allow for, among other things, the deferment of employer social security payments. As a result of the application of the CARES Act, we deferred $12.3 million in payroll tax payments for the three months ended June 30, 2020.
Note I - Employee Benefit Plans
Supplemental Executive Retirement Plan
Kforce maintains a Supplemental Executive Retirement Plan (“SERP”) for the benefit of two executives. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$86	$65	$172	$130
Interest cost	125	151	250	302
Net periodic benefit cost	$211	$216	$422	$432
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of June 30, 2020 and December 31, 2019 was $18.5 million and $18.1 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the six months ended June 30, 2020. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2020.
Note J - Stock Incentive Plans
On April 28, 2020, Kforce’s shareholders approved the 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights (“SAR”), stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares reserved under the 2020 Plan is approximately 3.6 million. Grants of an option or SAR reduce the reserve by one share, while a stock award reduces the reserve by 2.72 shares. The 2020 Plan terminates on April 28, 2030.
Restricted stock (including RSAs and RSUs) are granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package in order to retain directors, executives and management. Restricted stock granted during the six months ended June 30, 2020 will vest over a period of one to ten years, with vesting in equal annual installments.
During the three and six months ended June 30, 2020, stock-based compensation expense from continuing operations was $2.9 million and $5.8 million, respectively. During the three and six months ended June 30, 2019, stock-based compensation expense from continuing operations was $2.4 million and $5.0 million, respectively.

The following table presents the restricted stock activity for the six months ended June 30, 2020 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2019	1,180	$29.51
Granted	47	$28.44
Forfeited	(12)	$22.62
Vested	(49)	$29.64	$1,414
Outstanding at June 30, 2020	1,166	$29.53
As of June 30, 2020, total unrecognized stock-based compensation expense related to restricted stock was $26.8 million, which will be recognized over a weighted-average remaining period of 3.2 years.
Note K - Derivative Instruments and Hedging Activity
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap A”). Swap A was effective on May 31, 2017 and matures on April 29, 2022. Swap A has a fixed interest rate of 1.81% and a notional amount of $25.0 million at June 30, 2020.
On March 12, 2020, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. (“Swap B”). Swap B was effective on March 17, 2020 and matures on May 30, 2025. Swap B has a fixed interest rate of 0.61% and a notional amount of $75.0 million at June 30, 2020, which increases to $100.0 million in May 2022, and subsequently decreases to $75.0 million and $40.0 million in May 2023 and May 2024, respectively. The increase in the notional amount of Swap B in May 2022 corresponds to the decrease in the notional amount for Swap A.
The Firm uses interest rate swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each swap, plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective at June 30, 2020. The change in the fair value of the swaps is recorded as a component of other comprehensive income in the consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Six Months Ended June 30,
	2020	2019
Accumulated derivative instrument (loss) gain, beginning of period	$(179)	$900
Net change associated with current period hedging transactions	(2,135)	(1,015)
Accumulated derivative instrument loss, end of period	$(2,314)	$(115)

Note L - Fair Value Measurements
Our interest rate swaps are measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and are recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note K - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.

There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2020. The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Asset/(Liability) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At June 30, 2020
Interest rate swap derivative instruments	$(2,314)	$—	$(2,314)	$—
At December 31, 2019
Interest rate swap derivative instrument	$(179)	$—	$(179)	$—

Note M - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At June 30, 2020, our liability would be approximately $39.7 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $16.8 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Litigation and Loss Contingencies
Unless otherwise noted below, there have been no material developments with regard to the legal proceedings previously disclosed in our 2019 Annual Report on Form 10-K.
On August 23, 2019, Kforce Inc. was served with a complaint, as amended, which was brought in the U.S. District Court, Middle District of Florida, Tampa Division. Maurcus Smith, Alvin Hodge and David Kortright, et al. v. Kforce Inc., Case No.: 8:19-cv-02068-CEH-CPT. The plaintiffs’ allegations on behalf of themselves and a putative class of consumers/applicants who were the subject of consumer reports used for employment purposes, include alleged violations of the Fair Credit Reporting Act of 1970, as amended, (“FCRA”), 15 U.S.C. § 1681 et seq. based upon the defendant’s alleged failure to provide stand-alone FCRA disclosures and obtain valid authorizations. The plaintiffs seek statutory damages, punitive damages, costs, attorney’s fees and other relief under the FCRA. On February 10, 2020, the parties reached a preliminary settlement, which was subject to approval by the Court. On June 18, 2020, the parties appeared before the Court for the hearing on the preliminary approval of the settlement. The Court verbally approved the settlement, and ordered the parties to submit a written order for rendering. Such order was submitted to the Court, and the parties are waiting for entry. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
We are involved in legal proceedings, claims and administrative matters, and may also be exposed to loss contingencies, that arise in the ordinary course of business. We have made accruals with respect to certain of these matters, where appropriate, which are reflected in our unaudited condensed consolidated financial statements. While the ultimate outcome of these matters cannot be determined and any amounts accrued are inherently uncertain estimates, we currently do not expect that these matters, individually or in the aggregate, will have a material effect on our financial position.
Equity Method Investment
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional cash contributions, which are contingent on WorkLLama's achievement of certain operational and financial milestones. Our maximum potential capital contributions were $22.5 million. We contributed $9.0 million during the year ended December 31, 2019 and $2.5 million during the six months ended June 30, 2020. Refer to Note F - “Other Assets, Net” for more details on WorkLLama.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the six months ended June 30, 2020, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the six months ended June 30, 2020 increased 1.9% to $678.2 million from $665.6 million in the comparable period in 2019.
•Flex revenue for the six months ended June 30, 2020 increased 3.5% to $662.5 million from $640.3 million in the comparable period in 2019. Flex revenue increased 0.9% and 13.5% for Tech and FA, respectively. We secured two large contracts to support government-sponsored COVID-19 related initiatives (the “COVID-19 Business”) that benefited FA Flex with $35.1 million in revenue for the three months ended June 30, 2020.
•Direct Hire revenue for the six months ended June 30, 2020 decreased 37.8% to $15.7 million from $25.3 million in the comparable period in 2019, primarily driven by a significant decline in the volume of placements due to the ongoing impact of the COVID-19 pandemic on the economic environment.
•Flex gross profit margin for the six months ended June 30, 2020 increased 20 basis points to 26.6% from 26.4% in the comparable period in 2019. For the six months ended June 30, 2020, Flex gross profit increased 70 basis points for Tech and decreased 160 basis points for FA. The COVID-19 Business negatively impacted FA Flex gross profit margin.
•SG&A as a percentage of revenue for the six months ended June 30, 2020 decreased to 23.6% from 23.7% in the comparable period in 2019.
•Income from continuing operations for the six months ended June 30, 2020 decreased 21.0% to $19.0 million, or $0.89 per share, from $24.1 million, or $0.97 per share, in the comparable period in 2019.
•In March 2020, Kforce entered into a forward-starting interest rate swap agreement with a fixed interest rate of 0.61% (which is added to the applicable margin under our credit facility), resulting in an increase in the notional amount of our interest rate swaps of $35.0 million, for a total of $100.0 million. We executed this swap in order to take advantage of historically low interest rates and reduce liquidity risk at the onset of the COVID-19 economic and health crisis.
•The Firm returned $37.9 million of capital to our shareholders with a quarterly dividend of $8.5 million ($0.40 per share) and open market common stock repurchases of $29.4 million during the six months ended June 30, 2020. In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate of $100.0 million.
•Cash provided by operating activities was $39.0 million during the six months ended June 30, 2020 compared to $22.3 million for the six months ended June 30, 2019. Our operating cash flows were positively impacted by certain tax payment deferrals.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Tech and FA segments. We operate through our corporate headquarters in Tampa, Florida with over 40 field offices located throughout the United States. As of June 30, 2020, Kforce employed approximately 2,100 associates and we had approximately 11,800 consultants on assignment (of which approximately 3,000 of these consultants were on assignment supporting the COVID-19 Business). Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our portfolio of service offerings is a key contributor to our long-term financial stability.
During 2020, the U.S. and global macro-economic environments have been severely impacted by the COVID-19 economic and health crisis. From an economic standpoint, temporary employment figures and trends have historically been important indicators of staffing demand. These figures and trends have fluctuated significantly in the first half of 2020 based on data published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”) and substantial uncertainty still remains around the future trends and impact on staffing demand. The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate were 1.6% and 11.1%, respectively, in June 2020, which will likely continue to fluctuate significantly in the near-term as this economic and health crisis evolves. A report published by SIA in July 2020 indicates that the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to decline by 10% and 17%, respectively, for 2020.
Certain sectors of the U.S. economy have been more acutely impacted by the COVID-19 economic and health crisis, such as the hospitality, transportation, retail, entertainment, health services and manufacturing sectors, though very few sectors appear to be immune. Kforce generates revenue within each of the aforementioned sectors of the U.S. economy, although the composition of our revenue by industry is, by intent, diversified. Our top three industries served include financial services, business services and telecommunications.

During the end of the first quarter and through the second quarter, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Accordingly, we have and will continue to work closely with our clients to assist them in navigating these turbulent times. In some cases, this resulted in the reduction or elimination of consultants on previous projects and assignments, reducing bill rates, granting extended payment terms, and/or temporary furloughs for consultants, among other impacts. We also experienced a decrease in our leading indicators, such as job orders for both Flex assignments and Direct Hire placements. However, we believe Kforce has been successful thus far in mitigating the adverse effects due to the concentration of our revenues in technology (roughly 75% in the second quarter of 2020) and having a diversified client portfolio serving many industries with no undue concentration in any single industry, among other factors. Our client relationships and capability to source and deliver resources at scale has significantly contributed to us securing the COVID-19 Business to assist the U.S. economy during this crisis in areas such as customer service, loan processing and administration. This new business contributed $35.1 million in FA Flex revenue during the second quarter and is expected to continue into the third quarter, although these contracts are likely shorter-term and non-recurring in nature. The business climate related to this economic and health crisis is extremely fluid, and there is significant uncertainty as to the extent and length of the potential impacts on our business, clients, consultants and candidates.
Despite certain adverse effects to our business due to the abrupt economic disruption, we believe our strategic decisions to focus our offerings in the U.S. domestic technology and professional staffing and solutions market, limit the concentration of Direct Hire revenue (less than 3% of total revenue), and maintain a strong balance sheet provide us confidence moving forward. In addition, we believe our investments in recent years to implement new and upgrade existing technologies have increased our operating efficiencies and enabled us to be more responsive to our consultants and clients. Most of our technologies can be securely accessed remotely, which put us in a good position to seamlessly transition to operating our business remotely. We have conducted multiple employee satisfaction surveys during this pandemic and the results indicate that our associates have embraced the ingenuity required to work remotely and have been successful in establishing new routines, which may cause us to increasingly look to a more flexible working environment in the future. Given the positive feedback from our associates during this work remote environment, we are taking the time to implement appropriate health and safety measures in each of our offices including, but not limited to, personal protective equipment, social distancing standards and personal accountability measures. Our guiding principle is to ensure the safety and well-being of our employees, consultants and clients.
Operating Results - Three and Six Months Ended June 30, 2020 and 2019
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue by segment:
Tech	74.6%	78.3%	77.0%	78.3%
FA	25.4	21.7	23.0	21.7
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	98.1%	96.0%	97.7%	96.2%
Direct Hire	1.9	4.0	2.3	3.8
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	28.4%	29.8%	28.3%	29.2%
Selling, general and administrative expenses	23.5%	23.0%	23.6%	23.7%
Depreciation and amortization	0.4%	0.5%	0.4%	0.5%
Income from operations	4.5%	6.3%	4.3%	5.0%
Income from continuing operations, before income taxes	4.1%	6.2%	3.9%	4.8%
Income from continuing operations	2.9%	4.7%	2.8%	3.6%
Income from discontinued operations, net of tax	—%	17.3%	—%	11.7%
Net income	2.9%	22.1%	2.8%	15.3%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech
Flex revenue	$251,948	(3.0)%	$259,707	$514,517	0.9%	$509,923
Direct Hire revenue	3,802	(32.1)%	5,598	8,017	(27.3)%	11,025
Total Tech revenue	$255,750	(3.6)%	$265,305	$522,534	0.3%	$520,948
FA
Flex revenue	$84,469	28.7%	$65,647	$148,009	13.5%	$130,412
Direct Hire revenue	2,801	(64.6)%	7,909	7,685	(46.0)%	14,239
Total FA revenue	$87,270	18.6%	$73,556	$155,694	7.6%	$144,651

Total Flex revenue	$336,417	3.4%	$325,354	$662,526	3.5%	$640,335
Total Direct Hire revenue	6,603	(51.1)%	13,507	15,702	(37.8)%	25,264
Total Revenue	$343,020	1.2%	$338,861	$678,228	1.9%	$665,599
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q2 2020	Q1 2020	Q4 2019	Q3 2019	Q2 2019
Billing Days	64	64	62	64	64
Tech Flex	(3.0)%	3.3%	4.8%	6.5%	6.2%
FA Flex	28.7%	(3.4)%	(7.6)%	(5.3)%	(9.4)%
Total Flex	3.4%	1.9%	2.1%	3.9%	2.6%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Tech decreased 3.0% and increased 0.9% during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decline in the second quarter was primarily driven by selective accelerated assignment ends by clients that were most significantly impacted early in the quarter by this economic and health crisis. While new assignment starts during the second quarter were well below levels experienced in the comparable period in 2019, assignment ends slowed towards the end of the second quarter and were also significantly below prior year levels. Additionally, lower billable hours in our Tech business were partially offset by higher average bill rates, which increased 6.2% on a year-over-year basis in the second quarter of 2020, due to the demand for higher-skilled consultants. In July 2020, SIA projected that temporary technology staffing would experience a decline of 10% for 2020, a slight improvement from the expected 14% decline as of April 2020. We believe that the current crisis has only strengthened the secular drivers of demand in technology as companies assess their digital transformation efforts and capabilities to conduct business in what may be a more virtual operating environment. As we look to the third quarter, Tech Flex revenue is down approximately 2% on a year-over-year basis in July, and we expect third quarter revenue may remain stable or slightly increase as compared to the second quarter.
Our FA segment experienced an increase in Flex revenue of 28.7% and 13.5% during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily driven by the COVID-19 Business, which contributed approximately $35.1 million in revenue during the second quarter. This positively impacted FA Flex revenue growth rates by 53.5% and 26.9% for the three and six months ended June 30, 2020, respectively. Although these contracts positively impacted FA Flex during the second quarter and are expected to benefit third quarter revenues in a range of $45 million to $55 million, they will likely be shorter-term and non-recurring in nature. In July 2020, SIA projected that finance and accounting temporary staffing would decline 17% in 2020, down from the 15% decline estimated in April 2020. As we look to the third quarter, FA Flex revenue, including the COVID-19 Business, could increase approximately 17% as compared to the second quarter and nearly 50% as compared to the third quarter of 2019.
Future forecasts and predictions about the demand for temporary staffing and solutions are inherently uncertain due to the unknown impacts of the macro-economic environment in which we are currently operating as a result of the COVID-19 economic and health crisis, and any forward-looking information could fluctuate materially.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020 vs. June 30, 2019		June 30, 2020 vs. June 30, 2019
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$(21,131)	$23,905	$(15,342)	$19,856
Bill rate	14,709	(5,002)	21,379	(2,130)
Billable expenses	(1,337)	(81)	(1,443)	(129)
Total change in Flex revenue	$(7,759)	$18,822	$4,594	$17,597
The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	3,141	(8.2)%	3,421	6,551	(3.0)%	6,756
FA	2,450	36.5%	1,795	4,112	15.3%	3,567
Total Flex hours billed	5,591	7.2%	5,216	10,663	3.3%	10,323
For the three and six months ended June 30, 2020, FA Flex hours billed included 1,217 thousand hours from the COVID-19 Business.
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 51.1% and 37.8% during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily driven by a significant decline in the volume of placements due to the uncertain economic environment. As we look to the third quarter, we expect Direct Hire revenue could remain at or near second quarter levels.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020 vs. June 30, 2019		June 30, 2020 vs. June 30, 2019
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$(2,214)	$(5,282)	$(3,241)	$(6,609)
Placement fee	418	174	233	55
Total change in Direct Hire revenue	$(1,796)	$(5,108)	$(3,008)	$(6,554)
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	187	(39.3)%	308	430	(29.3)%	608
FA	188	(66.8)%	566	555	(46.4)%	1,036
Total number of placements	375	(57.1)%	874	985	(40.1)%	1,644

The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	$20,387	12.4%	$18,144	$18,667	3.0%	$18,125
FA	14,927	6.6%	13,998	$13,846	0.7%	$13,748
Total average placement fee	$17,648	14.1%	$15,463	$15,949	3.8%	$15,367

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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	28.2%	0.7%	28.0%	27.7%	1.1%	27.4%
FA	28.8%	(21.1)%	36.5%	30.3%	(14.4)%	35.4%
Total gross profit percentage	28.4%	(4.7)%	29.8%	28.3%	(3.1)%	29.2%
The change in total gross profit percentage for the six months ended June 30, 2020, as compared to the same period in 2019, is primarily driven by the decrease in the mix of Direct Hire revenue as well as lower gross profit margins on the COVID-19 Business.
Flex gross profit percentage (Flex gross profit as a percentage of Flex revenue) provides management with helpful insight into the other drivers of total gross profit percentage driven by our Flex business such as changes in the spread between the consultants’ bill rate and pay rate, changes in payroll tax rates or benefits costs, as well as the impact of billable expenses, which provide no profit margin.
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	27.1%	2.7%	26.4%	26.6%	2.7%	25.9%
FA	26.5%	(8.3)%	28.9%	26.7%	(5.7)%	28.3%
Total Flex gross profit percentage	27.0%	0.4%	26.9%	26.6%	0.8%	26.4%
Overall, our Flex gross profit percentage remained fairly flat for the three and six months ended June 30, 2020 as compared to 2019, although there were notable fluctuations within our segments.
•Tech Flex gross profit margin increased 70 basis points for the three and six months ended June 30, 2020 as compared to the same periods in 2019, primarily due to a reduction in the amount of billable expenses. The spread between consultant bill and pay rates remained stable.
•FA Flex gross profit margin decreased 240 basis points and 160 basis points for the three and six months ended June 30, 2020, as compared to the same periods in 2019, primarily due to compression in bill and pay spreads. The decrease in the second quarter was impacted by the COVID-19 Business, which contributed a lower gross profit margin than the rest of the FA portfolio, as well as higher payroll taxes due to the volume of new consultants onboarded to support this business. For the three months ended June 30, 2020, the estimated Flex gross profit margin for the COVID-19 Business was 24.7%, which is roughly 300 basis points lower than the remaining FA Flex business.
We expect that the positive margin impact of lower billable expenses will continue in the near-term as our clients continue to limit travel for our consultants. Additionally, our expectation is that the spread between consultant bill and pay rates may be under some pressure in the near-term due to the current economic and health crisis, but we have not yet experienced these declines in Tech. Our FA Flex gross profit percentage is expected to be adversely affected, on a year-over-year basis, due to the COVID-19 Business as described above, for the duration of these contracts.

The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020 vs. June 30, 2019		June 30, 2020 vs. June 30, 2019
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$(2,049)	$5,431	$1,189	$4,988
Profitability impact	1,865	(2,008)	3,470	(2,402)
Total change in Flex gross profit	$(184)	$3,423	$4,659	$2,586
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 81.9% and 81.6% for the three and six months ended June 30, 2020, respectively, as compared to 83.2% and 83.4% for the comparable periods in 2019, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.
The following table presents components of SG&A as a percentage of revenue (in thousands):

	2020	% of Revenue	2019	% of Revenue
Three Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$66,005	19.3%	$64,922	19.1%
Other (1)	14,541	4.2%	13,095	3.9%
Total SG&A	$80,546	23.5%	$78,017	23.0%
Six Months Ended June 30,
Compensation, commissions, payroll taxes and benefits costs	$130,372	19.2%	$131,557	19.8%
Other (1)	29,390	4.4%	26,273	3.9%
Total SG&A	$159,762	23.6%	$157,830	23.7%
(1) Includes credit loss expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
For the three months ended June 30, 2020, SG&A as a percentage of revenue increased 50 basis points as compared to 2019. As experienced in other economic downturns, we are prioritizing the retention of our most productive people, which is creating a degree of SG&A deleverage despite the decline in revenue-generating talent we have experienced. The increase in Other SG&A was primarily driven by approximately $1.2 million in operating lease and other expenses related to certain office closures and certain additional costs from the new COVID-19 Business. These increases were partially offset by significantly reduced spending in areas such as travel and other office-related expenses due to the current economic and health crisis.
For the six months ended June 30, 2020, SG&A as a percentage of revenue was fairly flat as compared to 2019, driven by a decrease in compensation costs offset by an increase in other costs. The decrease in compensation costs was driven by continued improvements in associate productivity. The increase in Other SG&A costs was driven by the items noted above as well as an increase in credit loss expense due to a higher estimated risk of default within our accounts receivable portfolio resulting from the current economic and health crisis. During the six months ended June 30, 2019, SG&A was adversely affected by approximately $2.0 million of expense due to actions taken as a result of the GS divestiture.
The Firm continues to focus on improving the productivity of our associates and expects to continue exercising solid expense discipline, especially in light of the potential adverse impacts that could occur as a result of the macro-economic uncertainties related to the current economic and health crisis.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Fixed asset depreciation (includes finance leases)	$1,132	(6.6)%	$1,212	$2,308	(8.9)%	$2,534
Capitalized software amortization	248	(24.8)%	330	465	(29.3)%	658
Total Depreciation and amortization	$1,380	(10.5)%	$1,542	$2,773	(13.1)%	$3,192
Other Expense, Net. Other expense, net for the three and six months ended June 30, 2020 was $1.4 million and $2.8 million, respectively. Other expense, net for the three and six months ended June 30, 2019 was $0.4 million and $1.3 million, respectively. Other expense, net consists primarily of interest expense related to outstanding borrowings under our credit facility, which is partially offset by the interest income on cash held in government money market funds.

During the three and six months ended June 30, 2020, Other expense, net also includes our proportionate share of the loss from WorkLLama, our equity method investment, of $0.5 million and $1.1 million, respectively. Although the impact of the COVID-19 economic and health crisis remains highly uncertain, it could have a material adverse impact on the fair value of our equity method investment in WorkLLama; if the fair value falls below the book value of the equity method investment, we would be required to evaluate whether an other-than-temporary impairment has occurred.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the six months ended June 30, 2020 and 2019 was 28.4% and 24.5%, respectively. The increase was primarily driven by certain tax provision true-ups recorded during the second quarter.
Discontinued Operations, Net of Tax. During 2019, we sold the GS segment and reported it as discontinued operations in the consolidated statements of operations for all periods presented. Refer to Note B - “Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free Cash Flow is limited, however, because it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to (but not a replacement of) our Unaudited Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2019, Free Cash Flows includes results from discontinued operations.
The following table presents Free Cash Flow (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$38,966	$22,330
Capital expenditures	(3,793)	(4,184)
Free cash flow	35,173	18,146
Change in debt	35,000	(6,800)
Repurchases of common stock	(29,593)	(51,546)
Cash dividends	(8,455)	(8,684)
Equity method investment	(2,500)	(7,500)
Net proceeds from the sale of assets held for sale	—	122,696
Other	2,915	(1,377)
Change in cash and cash equivalents	$32,540	$64,935
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

The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2020	2019
Three Months Ended June 30,
Net income	$9,885	$74,859
Income from discontinued operations, net of tax	—	58,783
Income from continuing operations	9,885	16,076
Depreciation and amortization	1,380	1,542
Stock-based compensation expense	2,903	2,429
Interest expense, net	893	410
Income tax expense	4,123	4,988
Loss from equity method investment	539	—
Adjusted EBITDA	$19,723	$25,445

Six Months Ended June 30,
Net income	$18,991	$101,714
Income from discontinued operations, net of tax	—	77,664
Income from continuing operations	18,991	24,050
Depreciation and amortization	2,773	3,192
Stock-based compensation expense	5,799	4,963
Interest expense, net	1,684	1,333
Income tax expense	7,551	7,804
Loss from equity method investment	1,134	—
Adjusted EBITDA	$37,932	$41,342

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flow as well as borrowings under our credit facility. At June 30, 2020 and December 31, 2019, we had $52.4 million and $19.8 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds, and $100.0 million and $65.0 million outstanding under our credit facility, respectively. The amounts outstanding under our credit facility were hedged by interest rate swaps, as discussed below.
We believe we were in a position of financial strength before the onset of the economic and health crisis and expect to maintain this strength due to our strong balance sheet, healthy operating cash flows, low capital requirements and $300.0 million credit facility. Although we could experience declines in our revenue and, accordingly, in our profitability over the near term, we believe our working capital, excluding cash, of roughly $140.0 million as of June 30, 2020, provides a reliable source of liquidity. Based on our continued future liquidity assessments (using assumptions that we believe are sufficiently conservative), we continue to believe we are in a position of financial strength and we expect to continue to generate positive cash flows while investing in our business and maintaining our quarterly cash dividend. As the crisis evolves, we will continue to take any actions necessary to improve our liquidity and further fortify our cash position.
The CARES Act includes provisions for, among other things, deferment of the employer portion of social security tax payments, employee retention credits and technical amendments related to depreciation, which allows for retroactive 100% bonus depreciation on qualified improvement property. During the second quarter, we benefited from the deferral of social security tax payments, as described below, and expect to continue to benefit from the deferral of social security tax payments for the remainder of 2020. We are in the process of assessing our benefit from the retroactive bonus depreciation and employee retention credits as well as other impacts of the CARES Act on our business.
Cash Flows
We are principally focused on achieving an appropriate balance of cash flow across several areas of opportunity such as: generating positive cash flow from operating activities; returning capital to our shareholders through our quarterly dividends and common stock repurchase program; maintaining appropriate leverage under our credit facility; investing in our infrastructure to allow sustainable growth via capital expenditures; selectively pursuing acquisition opportunities and maintaining sufficient liquidity for operations.

In 2019, we sold the GS segment, which has been reflected as discontinued operations. For the six months ended June 30, 2019, our Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations) and cash provided by operating activities and cash provided by investing activities for discontinued operations were $5.1 million and $118.9 million, respectively.
Cash provided by operating activities was $39.0 million during the six months ended June 30, 2020, as compared to $22.3 million during the six months ended June 30, 2019. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The increase was primarily driven by the deferral of certain tax payments, including $12.3 million related to the employer portion of social security taxes, which will be paid in 2021 and 2022 as prescribed by the CARES Act, as well as the deferral of our estimated quarterly federal tax payment, which will be paid in the third quarter. Additionally, we were able to negotiate extended payment terms for certain of our vendors. These positive impacts were partially offset by granting certain strategic clients a temporary extension in their payment terms. The COVID-19 Business negatively impacted our operating cash flows in the second quarter of 2020 as minimal cash was received due to the timing of the projects, while we continued paying the consultants on assignment.
Cash used in investing activities was $2.7 million during the six months ended June 30, 2020, as compared to cash provided by investing activities of $111.0 million during the six months ended June 30, 2019, which includes capital expenditures. Cash flows from investing activities for the six months ended June 30, 2020 includes the receipt of proceeds from the sale of assets held within the Rabbi Trust as well as payments for capital invested in WorkLLama. Cash flows from investing activities during the six months ended June 30, 2019 includes the net proceeds from the sale of assets held for sale as well as capital invested in WorkLLama. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that will provide the most benefit.
Cash used in financing activities was $3.7 million during the six months ended June 30, 2020, as compared to $68.4 million during the six months ended June 30, 2019. This was primarily driven by the $35.0 million draw down on our credit facility during the six months ended June 30, 2020, partially offset by a decrease in cash used for repurchases of common stock. During the second quarter, we elected to pause our repurchase activity, and we will continue to reassess our share repurchase plan as the economic and health crisis evolves.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Six Months Ended June 30,
	2020	2019
Open market repurchases	$29,386	$50,707
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	207	839
Total cash flow impact of common stock repurchases	$29,593	$51,546

Cash paid in current period for settlement of prior year repurchases	$—	$556
During the six months ended June 30, 2020 and 2019, Kforce declared and paid quarterly dividends of $8.5 million ($0.40 per share) and $8.7 million ($0.36 per share), respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
We believe that existing cash and cash equivalents, cash flow from operations and available borrowings under our credit facility will be adequate to meet the capital expenditure and working capital requirements of our operations for at least the next 12 months. However, a material deterioration in the economic environment or market conditions, among other things, could adversely affect operating results and liquidity, as well as the ability of our lenders to fund borrowings. Actual results could also differ materially from these indicated as a result of a number of factors, including the use of currently available resources for capital expenditures, investments, additional common stock repurchases or dividends.
Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral. As of June 30, 2020, $100.0 million was outstanding and $197.8 million was available on our credit facility, subject to certain covenants, and as of December 31, 2019, $65.0 million was outstanding. As of June 30, 2020, we are in compliance with our credit facility covenants as described in the 2019 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants. However, we cannot predict the impact from the COVID-19 pandemic, which could have a material adverse effect on our results of operations that could result in an event of default.

Kforce has two forward-starting interest rate swap agreements, which have been designated as cash flow hedges, to mitigate the risk of rising interest rates. Refer to Note K - “Derivative Instruments and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of our interest rate swaps. At June 30, 2020 and December 31, 2019, the fair value of our interest rate swaps were a liability of $2.3 million and $0.2 million, respectively.
Stock Repurchases
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. During the six months ended June 30, 2020, Kforce repurchased approximately 1.0 million shares of common stock on the open market at a total cost of approximately $29.4 million and $84.5 million remained available for further repurchases under the Board-authorized common stock repurchase program at June 30, 2020. During the second quarter, we elected to pause our repurchase activity, and we will continue to reassess our share repurchase plan as the economic and health crisis evolves.
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
Goodwill and Equity Method Investment Impairment
For our goodwill and equity method investment fair value estimates, the valuation methodologies employed are sensitive to critical estimates, which could be impacted by the COVID-19 economic and health crisis, including forecasted operating results and long-term growth rates, expectations for future economic cycles and market multiples. At this time, the impact of the crisis on our forecasts is uncertain and increases the subjectivity that will be involved in evaluating our goodwill and equity method investment for potential impairment going forward.
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
Due to the ongoing COVID-19 economic and health crisis, we analyzed receivables concentrated within specific industries considered to be most significantly impacted, reviewed specific clients with credit ratings that were in a higher risk category and applied higher credit loss rates in order to estimate our potential credit loss exposure. At this time, the impact of the crisis on these estimates is uncertain and increases the subjectivity of our allowance for credit losses.

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
On March 12, 2020, Kforce entered into an additional forward-starting interest rate swap agreement with Wells Fargo Bank, N.A., which was effective on March 17, 2020 and matures on May 30, 2025. This swap has a fixed interest rate of 0.61% and a notional amount of $75.0 million at June 30, 2020, which increases to $100.0 million in May 2022, and subsequently decreases to $75.0 million and $40.0 million in May 2023 and May 2024, respectively.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. For further information regarding legal proceedings, refer to Note M - "Commitments and Contingencies" in the Notes to Unaudited Condensed Consolidated Financial Statements in the section entitled "Litigation and Loss Contingencies," included in Item 1. Financial Statements of this report. While the ultimate outcome of these legal proceedings cannot be determined, we currently do not expect that these matters, individually or in the aggregate, will have a material effect on our financial position.

ITEM 1A. RISK FACTORS.
Unless otherwise noted below, there have been no material changes in the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.
The COVID-19 economic and health crisis may have a material adverse effect on our business and financial results.
The COVID-19 economic and health crisis has impacted many of our clients’ business operations due to reduced demand in their businesses, which in some cases was caused by government-mandated or voluntary closures, or due to initiatives to reduce costs or preserve cash, thereby decreasing demand for our staffing services and/or adversely affect our profitability or our ability to timely collect our accounts receivable. More specifically, we have experienced, among other impacts, a reduction or elimination of consultants on previous projects and assignments, selective reduction in bill rates, extended payment terms, and temporary furloughs for consultants. We have also experienced a decrease in our leading indicators, such as job orders for flex assignments and direct hire placements due to hiring freezes. Additionally, our employees, consultants and independent contractors may be, and have been, impacted by the occurrence of these types of events, or we may face difficulties in sourcing or onboarding these individuals, including slowdowns in critical processes such as interviewing, I-9 verification, background checks, or other compliance processes, which could impair our ability to serve our clients or respond timely to their needs, or could expose us to compliance risk and/or penalties. The occurrence of these types of events has resulted in, and may result in further, worker absences, lower billable hours, travel restrictions on our employees or other disruptions to our business. The potential adverse effects on our operations could result in an event of default under our credit facility covenants, which might require us to seek alternative sources of financing, which may not be available on favorable terms or at all. The COVID-19 economic and health crisis continues to be fluid and uncertain, making it difficult to forecast the entirety of the impact it could have on our business, customers, financial condition and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	339,110	$26.92	337,885	$84,540,188
May 1, 2020 to May 31, 2020	2,940	$28.23	—	$84,540,188
June 1, 2020 to June 30, 2020	—	$—	—	$84,540,188
Total	342,050	$26.94	337,885	$84,540,188
(1) Includes 1,225 and 2,940 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period April 1, 2020 to April 30, 2020 and the period May 1, 2020 to May 31, 2020, respectively.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.
3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.
3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.
3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.
3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.
10.1	Kforce Inc. 2020 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-237957) filed with the SEC on May 1, 2020.
10.2	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan, incorporated by reference to the Registrant’s
Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2020.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following material from this Quarterly Report on Form 10-Q of Kforce Inc. for the period ended June 30, 2020, formatted in XBRL Part I, Item 1 of this Form 10-Q formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KFORCE INC.

Date:	August 10, 2020	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2020	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)