Form 10-Q
period 2020-09-30
KFORCE INC
filed 2020-11-04
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________________________________________________

FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐  No  ☒
The number of shares outstanding of the registrant’s common stock as of October 29, 2020 was 21,956,078.

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

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$365,424	$345,558	$1,043,652	$1,011,157
Direct costs	261,546	242,747	747,889	714,144
Gross profit	103,878	102,811	295,763	297,013
Selling, general and administrative expenses	75,852	79,223	235,614	237,053
Depreciation and amortization	1,308	1,427	4,081	4,619
Income from operations	26,718	22,161	56,068	55,341
Other expense, net	938	880	3,746	2,206
Income from continuing operations, before income taxes	25,780	21,281	52,322	53,135
Income tax expense	7,017	5,374	14,568	13,178
Income from continuing operations	18,763	15,907	37,754	39,957
Income from discontinued operations, net of tax	—	(967)	—	76,697
Net income	18,763	14,940	37,754	116,654
Other comprehensive loss:
Change in fair value of interest rate swaps, net of tax	118	(113)	(1,473)	(871)
Comprehensive income	$18,881	$14,827	$36,281	$115,783

Earnings per share – basic:
Continuing operations	$0.90	$0.70	$1.79	$1.68
Discontinued operations	—	(0.04)	—	3.24
Earnings per share – basic	$0.90	$0.66	$1.79	$4.92
Earnings per share – diluted:
Continuing operations	$0.89	$0.68	$1.77	$1.65
Discontinued operations	—	(0.04)	—	3.16
Earnings per share – diluted	$0.89	$0.64	$1.77	$4.81

Weighted average shares outstanding – basic	20,782	22,770	21,041	23,723
Weighted average shares outstanding – diluted	21,180	23,342	21,369	24,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$101,273	$19,831
Trade receivables, net of allowances of $4,101 and $2,078, respectively	230,002	217,929
Prepaid expenses and other current assets	7,413	7,475
Total current assets	338,688	245,235
Fixed assets, net	27,671	29,975
Other assets, net	73,871	72,838
Deferred tax assets, net	12,956	8,037
Goodwill	25,040	25,040
Total assets	$478,226	$381,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$40,821	$33,232
Accrued payroll costs	75,086	44,001
Current portion of operating lease liabilities	5,190	5,685
Income taxes payable	6,181	878
Other current liabilities	500	1,168
Total current liabilities	127,778	84,964
Long-term debt – credit facility	100,000	65,000
Other long-term liabilities	80,242	63,898
Total liabilities	308,020	213,862
Commitments and contingencies (Note M)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,247 and 72,202 issued, respectively	722	722
Additional paid-in capital	469,177	459,545
Accumulated other comprehensive loss	(2,999)	(1,526)
Retained earnings	374,767	350,545
Treasury stock, at cost; 50,291 and 49,277 shares, respectively	(671,461)	(642,023)
Total stockholders’ equity	170,206	167,263
Total liabilities and stockholders’ equity	$478,226	$381,125
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
Net income	—	—	—	—	9,106	—	—	9,106
Adoption of new accounting standard (Note E), net of tax of $75	—	—	—	—	(214)	—	—	(214)
Issuance for stock-based compensation and dividends, net of forfeitures	(4)	—	218	—	(218)	—	—	—
Stock-based compensation expense	—	—	2,896	—	—	—	—	2,896
Employee stock purchase plan	—	—	93	—	—	(4)	49	142
Dividends ($0.20 per share)	—	—	—	—	(4,293)	—	—	(4,293)
Change in fair value of interest rate swaps, net of tax benefit of $384	—	—	—	(1,121)	—	—	—	(1,121)
Repurchases of common stock	—	—	—	—	—	685	(20,380)	(20,380)
Balance, March 31, 2020	72,198	722	462,752	(2,647)	354,926	49,958	(662,354)	153,399
Net income	—	—	—	—	9,885	—	—	9,885
Issuance for stock-based compensation and dividends, net of forfeitures	39	—	240	—	(240)	—	—	—
Stock-based compensation expense	—	—	2,903	—	—	—	—	2,903
Employee stock purchase plan	—	—	62	—	—	(5)	72	134
Dividends ($0.20 per share)	—	—	—	—	(4,162)	—	—	(4,162)
Change in fair value of interest rate swaps, net of tax benefit of $160	—	—	—	(470)	—	—	—	(470)
Repurchases of common stock	—	—	—	—	—	342	(9,213)	(9,213)
Balance, June 30, 2020	72,237	722	465,957	(3,117)	360,409	50,295	(671,495)	152,476
Net income	—	—	—	—	18,763	—	—	18,763
Issuance for stock-based compensation and dividends, net of forfeitures	10	—	241	—	(241)	—	—	—
Stock-based compensation expense	—	—	2,908	—	—	—	—	2,908
Employee stock purchase plan	—	—	71	—	—	(5)	64	135
Dividends ($0.20 per share)	—	—	—	—	(4,164)	—	—	(4,164)
Change in fair value of interest rate swaps, net of tax expense of $40	—	—	—	118	—	—	—	118
Repurchases of common stock	—	—	—	—	—	1	(30)	(30)
Balance, September 30, 2020	72,247	$722	$469,177	$(2,999)	$374,767	50,291	$(671,461)	$170,206

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock		Total Stockholders’ Equity
	Shares	Amount			Retained Earnings	Shares	Amount
Balance, December 31, 2018	71,856	$719	$447,337	$1,296	$237,308	45,822	$(518,329)	$168,331
Net income	—	—	—	—	26,855	—	—	26,855
Reclassification of stranded tax effects	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividends, net of forfeitures	4	—	233	—	(233)	—	—	—
Stock-based compensation expense	—	—	2,620	—	—	—	—	2,620
Employee stock purchase plan	—	—	86	—	—	(5)	54	140
Dividends ($0.18 per share)	—	—	—	—	(4,406)	—	—	(4,406)
Change in fair value of interest rate swap, net of tax benefit of $95	—	—	—	(280)	—	—	—	(280)
Repurchases of common stock	—	—	—	—	—	432	(14,688)	(14,688)
Balance, March 31, 2019	71,860	719	450,276	1,184	259,356	46,249	(532,963)	178,572
Net income	—	—	—	—	74,859	—	—	74,859
Issuance for stock-based compensation and dividends, net of forfeitures	5	—	177	—	(177)	—	—	—
Stock-based compensation expense	—	—	3,524	—	—	—	—	3,524
Employee stock purchase plan	—	—	94	—	—	(4)	49	143
Dividends ($0.18 per share)	—	—	—	—	(4,278)	—	—	(4,278)
Change in fair value of interest rate swap, net of tax benefit of $162	—	—	—	(478)	—	—	—	(478)
Repurchases of common stock	—	—	—	—	—	1,048	(37,486)	(37,486)
Balance, June 30, 2019	71,865	719	454,071	706	329,760	47,293	(570,400)	214,856
Net income	—	—	—	—	14,940	—	—	14,940
Issuance for stock-based compensation and dividends, net of forfeitures	9	—	221	—	(221)	—	—	—
Stock-based compensation expense	—	—	2,419	—	—	—	—	2,419
Employee stock purchase plan	—	—	91	—	—	(4)	53	144
Dividends ($0.18 per share)	—	—	—	—	(4,043)	—	—	(4,043)
Change in fair value of interest rate swap, net of tax benefit of $37	—	—	—	(113)	—	—	—	(113)
Repurchases of common stock	—	—	—	—	—	1,169	(40,278)	(40,278)
Balance, September 30, 2019	71,874	$719	$456,802	$593	$340,436	48,458	$(610,625)	$187,925
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$37,754	$116,654
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income tax provision, net	(4,414)	1,022
Provision for credit losses	2,723	936
Depreciation and amortization	4,081	5,051
Stock-based compensation expense	8,707	7,469
Defined benefit pension plan expense	632	647
Loss on deferred compensation plan investments, net	555	80
Loss on disposal or impairment of assets	1,795	1,077
Noncash lease expense	4,392	4,830
Loss on equity method investment	1,237	359
Gain on sale of discontinued operations	—	(79,602)
Other	265	722
(Increase) decrease in operating assets
Trade receivables, net	(15,085)	(14,987)
Other assets	(5,034)	(8,344)
Increase (decrease) in operating liabilities
Accrued payroll costs	31,496	9,583
Other liabilities	24,767	1,013
Cash provided by operating activities	93,871	46,510
Cash flows from investing activities:
Capital expenditures	(5,296)	(7,728)
Equity method investment	(2,500)	(7,500)
Proceeds from the sale of assets held within the Rabbi Trust	3,548	—
Net proceeds from the sale of assets held for sale	—	123,254
Cash (used in) provided by investing activities	(4,248)	108,026
Cash flows from financing activities:
Proceeds from credit facility	35,000	80,100
Payments on credit facility	—	(86,900)
Repurchases of common stock	(29,623)	(91,947)
Cash dividends	(12,619)	(12,726)
Payments on other financing arrangements	(939)	(1,353)
Other	—	(502)
Cash used in financing activities	(8,181)	(113,328)
Change in cash and cash equivalents	81,442	41,208
Cash and cash equivalents, beginning of period	19,831	112
Cash and cash equivalents, end of period	$101,273	$41,320

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information	2020	2019
Cash Paid During the Period For:
Income taxes	$13,493	$16,749
Operating lease liabilities	5,641	6,256
Interest, net	1,924	1,079
Non-Cash Investing and Financing Transactions:
ROU assets obtained from operating leases	$5,722	$7,224
Employee stock purchase plan	411	427
Contingent contribution for equity method investment	—	1,500
Unsettled repurchases of common stock	—	1,060
Equipment acquired under finance leases	—	202
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

For the three and nine months ended September 30, 2020, 398 thousand and 328 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and nine months ended September 30, 2019, 572 thousand and 555 thousand common stock equivalents were included in the diluted WASO, respectively. For the three and nine months ended September 30, 2020, there were 266 thousand and 348 thousand anti-dilutive common stock equivalents, respectively. For the three and nine months ended September 30, 2019, there were insignificant anti-dilutive common stock equivalents.
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
The following table summarizes the line items of pretax profit of the GS segment (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Revenue	$—	$27,737
Direct costs	—	19,494
Gross profit	—	8,243
Selling, general and administrative expenses	—	6,842
Depreciation and amortization	—	307
Income from discontinued operations	—	1,094
(Loss) gain on sale of discontinued operations	(402)	79,602
Other expense, net	—	(436)
(Loss) income from discontinued operations, before income taxes	(402)	80,260
Income tax expense	565	3,563
(Loss) income from discontinued operations, net of tax	$(967)	$76,697

During the three months ended September 30, 2019, we recorded $0.6 million of income tax expense related to a revision in an estimate of our tax obligation for the sale of KGS, which is included in the Loss on sale of discontinued operations, net of tax.
For the nine months ended September 30, 2019, the accompanying Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations) and cash provided by operating activities and cash provided by investing activities for discontinued operations were $5.1 million and $118.5 million, respectively.
Note C - Reportable Segments
Kforce provides services through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. Historically, and for the three and nine months ended September 30, 2020 and 2019, we have reported sales and gross profit information on a segment basis. Total assets, liabilities and operating expenses are not reported separately by segment as our operations are largely combined.
The following table provides information on the operations of our segments (in thousands):

	Tech	FA	Total
Three Months Ended September 30,
2020
Revenue	$260,251	$105,173	$365,424
Gross profit	$71,960	$31,918	$103,878
Operating and other expenses			$78,098
Income from continuing operations, before income taxes			$25,780
2019
Revenue	$271,999	$73,559	$345,558
Gross profit	$76,436	$26,375	$102,811
Operating and other expenses			$81,530
Income from continuing operations, before income taxes			$21,281
Nine Months Ended September 30,
2020
Revenue	$782,785	$260,867	$1,043,652
Gross profit	$216,606	$79,157	$295,763
Operating and other expenses			$243,441
Income from continuing operations, before income taxes			$52,322
2019
Revenue	$792,947	$218,210	$1,011,157
Gross profit	$219,431	$77,582	$297,013
Operating and other expenses			$243,878
Income from continuing operations, before income taxes			$53,135

Note D - Disaggregation of Revenue
The following table provides the disaggregation of revenue by segment and type (in thousands):

	Tech	FA	Total
Three Months Ended September 30,
2020
Revenue by type:
Flex revenue	$256,118	$100,569	$356,687
Direct Hire revenue	4,133	4,604	8,737
Total Revenue	$260,251	$105,173	$365,424
2019
Revenue by type:
Flex revenue	$267,304	$66,348	$333,652
Direct Hire revenue	4,695	7,211	11,906
Total Revenue	$271,999	$73,559	$345,558
Nine Months Ended September 30,
2020
Revenue by type:
Flex revenue	$770,635	$248,578	$1,019,213
Direct Hire revenue	12,150	12,289	24,439
Total Revenue	$782,785	$260,867	$1,043,652
2019
Revenue by type:
Flex revenue	$777,227	$196,760	$973,987
Direct Hire revenue	15,720	21,450	37,170
Total Revenue	$792,947	$218,210	$1,011,157

Note E - Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on a number of factors such as recent and historical write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of trade receivables among clients and the current state of the U.S. economy. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted. Recoveries of trade receivables previously written off are recorded when received and are immaterial for the three and nine months ended September 30, 2020.
The following table presents the activity within the allowance for credit losses on trade receivables for the nine months ended September 30, 2020 (in thousands):

Allowance for credit losses, January 1, 2020 (1)	$1,843
Current period provision	2,723
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(900)
Allowance for credit losses, September 30, 2020	$3,666
(1) As a result of the adoption of the new credit losses accounting standard, we recorded a cumulative effect adjustment to increase the allowance for credit losses of $0.3 million as of January 1, 2020.

The allowances on trade receivables presented in the Unaudited Condensed Consolidated Balance Sheets include $0.4 million and $0.5 million at September 30, 2020 and December 31, 2019, respectively, for reserves unrelated to credit losses.
Management considered the ongoing COVID-19 economic and health crisis and its impact on our clients’ ability to pay outstanding receivables. We analyzed receivables concentrated within specific industries considered to be most significantly impacted, reviewed specific clients with credit ratings that were in a higher risk category and applied higher credit loss rates in order to estimate our potential credit loss exposure, which resulted in an increase to our allowance for credit losses during the nine months ended September 30, 2020.
Note F - Other Assets, Net
Other assets, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Assets held in Rabbi Trust	$33,001	$35,413
Right-of-use assets for operating leases, net (1)	17,933	18,344
Capitalized software, net (2)	11,955	8,759
Equity method investment (3)	9,432	8,169
Deferred loan costs, net	589	855
Other non-current assets	961	1,298
Total Other assets, net	$73,871	$72,838
(1) During the three and nine months ended September 30, 2020, we recognized $0.6 million and $1.5 million, respectively, of expense related to impairment of certain ROU assets, which was recorded in SG&A in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, due to the Firm’s decisions not to reoccupy certain of our leased offices.
(2) Accumulated amortization of capitalized software was $35.0 million and $34.2 million as of September 30, 2020 and December 31, 2019, respectively.
(3) In June 2019, Kforce entered into a joint venture resulting in a 50% noncontrolling interest in WorkLLama, LLC (“WorkLLama”), which is accounted for as an equity method investment. The loss on equity method investment was $0.1 million and $1.2 million for the three and nine months ended September 30, 2020, respectively and was $0.4 million for the three and nine months ended September 30, 2019, respectively. Refer to Note M - “Commitments and Contingencies” for more information on contingencies related to WorkLLama.
Note G - Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable and other accrued liabilities:
Accounts payable	$23,776	$20,267
Accrued liabilities	17,045	12,965
Total Accounts payable and other accrued liabilities	$40,821	$33,232
Accrued payroll costs:
Payroll and benefits	$53,491	$38,035
Health insurance liabilities	5,426	3,907
Payroll taxes (1)	15,117	992
Workers’ compensation liabilities	1,052	1,067
Total Accrued payroll costs	$75,086	$44,001
(1) On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, which includes provisions that allow for, among other things, the deferment of employer social security payments. As of September 30, 2020, we have approximately $12.7 million in deferred payroll tax payments recorded within Accrued payroll costs resulting from the application of the CARES Act.
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes the current portion of the deferred compensation plans liability, contract liabilities from contracts with customers (such as rebates) and other accrued liabilities.

Note H - Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred compensation plan	$30,375	$30,361
Supplemental executive retirement plan	18,712	18,080
Operating lease liabilities	15,895	14,627
Interest rate swap derivative instruments	2,157	179
Other long-term liabilities (1)	13,103	651
Total Other long-term liabilities	$80,242	$63,898
(1) As a result of the application of the CARES Act, we have approximately $12.7 million in payroll tax payments recorded within Other long-term liabilities as of September 30, 2020.
Note I - Employee Benefit Plans
Supplemental Executive Retirement Plan
Kforce maintains a Supplemental Executive Retirement Plan (“SERP”), which benefits two executives. The SERP is a non-qualified benefit plan and does not include elective deferrals of covered executive officers’ compensation.
The following table presents the components of net periodic benefit cost (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$87	$65	$259	$195
Interest cost	124	151	373	453
Net periodic benefit cost	$211	$216	$632	$648
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income.
The projected benefit obligation as of September 30, 2020 and December 31, 2019 was $18.7 million and $18.1 million, respectively, and is recorded in Other long-term liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. There is no requirement for Kforce to fund the SERP and, as a result, no contributions were made to the SERP during the nine months ended September 30, 2020. Kforce does not currently anticipate funding the SERP during the year ended December 31, 2020.
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
Restricted stock (including RSAs and RSUs) are granted to directors, executives and management either for awards related to Kforce’s annual long-term incentive program or as part of a compensation package in order to retain directors, executives and management. Restricted stock granted during the nine months ended September 30, 2020 will vest over a period of one to ten years, with vesting in equal annual installments.
During the three and nine months ended September 30, 2020, stock-based compensation expense from continuing operations was $2.9 million and $8.7 million, respectively. During the three and nine months ended September 30, 2019, stock-based compensation expense from continuing operations was $2.4 million and $7.4 million, respectively.

The following table presents the restricted stock activity for the nine months ended September 30, 2020 (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2019	1,180	$29.51
Granted	57	$28.98
Forfeited	(12)	$22.62
Vested	(52)	$29.46	$1,530
Outstanding at September 30, 2020	1,173	$29.56
As of September 30, 2020, total unrecognized stock-based compensation expense related to restricted stock was $24.0 million, which will be recognized over a weighted-average remaining period of 3.1 years.
Note K - Derivative Instruments and Hedging Activity
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A (“Swap A”). Swap A was effective on May 31, 2017 and matures on April 29, 2022. Swap A has a fixed interest rate of 1.81% (plus Kforce’s credit spread) and a notional amount of $25.0 million at September 30, 2020.
On March 12, 2020, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. (“Swap B”). Swap B was effective on March 17, 2020 and matures on May 30, 2025. Swap B has a fixed interest rate of 0.61% (plus Kforce’s credit spread) and a notional amount of $75.0 million at September 30, 2020, which increases to $100.0 million in May 2022, and subsequently decreases to $75.0 million and $40.0 million in May 2023 and May 2024, respectively. The increase in the notional amount of Swap B in May 2022 corresponds to the decrease in the notional amount for Swap A.
The Firm uses interest rate swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each swap, plus the applicable interest margin under our credit facility, is included in interest expense and recorded in Other expense, net in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective at September 30, 2020. The change in the fair value of the swaps is recorded as a component of other comprehensive income in the consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument activity (in thousands):

	Nine Months Ended September 30,
	2020	2019
Accumulated derivative instrument (loss) gain, beginning of period	$(179)	$900
Net change associated with current period hedging transactions	(1,978)	(1,165)
Accumulated derivative instrument loss, end of period	$(2,157)	$(265)

Note L - Fair Value Measurements
Our interest rate swaps are measured at fair value using readily observable inputs, which are considered to be Level 2 inputs and are recorded in Other long-term liabilities within the accompanying Unaudited Condensed Consolidated Balance Sheets. Refer to Note K - “Derivative Instruments and Hedging Activity” for a complete discussion of our interest rate swaps.

There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2020. The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis (in thousands):

Asset/(Liability) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At September 30, 2020
Interest rate swap derivative instruments	$(2,157)	$—	$(2,157)	$—
At December 31, 2019
Interest rate swap derivative instrument	$(179)	$—	$(179)	$—

Note M - Commitments and Contingencies
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At September 30, 2020, our liability would be approximately $39.5 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $16.8 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
Litigation and Loss Contingencies
Unless otherwise noted below, there have been no material developments with regard to the legal proceedings previously disclosed in our 2019 Annual Report on Form 10-K and Form 10-Q for the quarterly period ended June 30, 2020.

On September 3, 2020, a complaint was filed against Kforce Inc., et al. in the Superior Court of the State of California, San Diego County. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case No.: 37-2020-00030994-CU-OE-CTL. The former employee purports to bring a representative action on his own behalf and on behalf of other current and former California aggrieved employees pursuant to the Private Attorneys General Act (“PAGA”) alleging violations of the California Labor Code (“Labor Code”). The purported Labor Code violations include the failure to: (i) pay all earned wages, including minimum wages and overtime wages; (ii) provide and pay proper wages for meal and rest periods; (iii) reimburse all reasonable and necessary business expenses; (iv) provide accurate itemized wage statements; and (v) provide unused vacation wages upon termination. The plaintiff seeks civil penalties, interest, attorney’s fees and costs under the Labor Code. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.

On October 13, 2020, Kforce Inc. was served with a complaint brought in the U.S. District Court, Eastern District of Pennsylvania. Hope Gofton and Adam Kimbrel, et al. v. Kforce Inc., Case No.: 2:20-cv-04886 on behalf of themselves and other similarly situated current and former employees. The plaintiffs purport to bring a collective action for alleged violations of the Fair Labor Standards Act, 29 U.S.C. § 201, et seq., and a class action for alleged violations of the Pennsylvania Minimum Wage Act, 43 P.S. §§ 333.101, et seq., based upon the defendant’s purported failure to pay federal and state overtime wages. The plaintiffs allege that the defendant improperly classified as exempt the plaintiffs and other putative collective and class members, and allegedly failed to pay overtime wages. The plaintiffs seek payment of unpaid overtime wages, liquidated damages, interest, attorney’s fees, costs and other relief deemed equitable by the Court. At this stage in the litigation, it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.

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

Equity Method Investment
Under the joint venture operating agreement for WorkLLama, Kforce is obligated to make additional cash contributions, which are contingent on WorkLLama's achievement of certain operational and financial milestones. Our maximum potential capital contributions were $22.5 million. We contributed $9.0 million during the year ended December 31, 2019 and $2.5 million during the nine months ended September 30, 2020. Refer to Note F - “Other Assets, Net” for more details on WorkLLama.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights as of and for the nine months ended September 30, 2020, which should be considered in the context of the additional discussions herein and in conjunction with the unaudited condensed consolidated financial statements and notes thereto.
•Revenue for the nine months ended September 30, 2020 increased 3.2% to $1,043.7 million from $1,011.2 million in the comparable period in 2019.
•Flex revenue for the nine months ended September 30, 2020 increased 4.6% to $1,019.2 million from $974.0 million in the comparable period in 2019. Flex revenue decreased 0.8% and increased 26.3% for Tech and FA, respectively, on a year-over-year basis. During the second quarter, we secured contracts to support government-sponsored COVID-19 related initiatives (the “COVID-19 Business”) that benefited FA Flex with $51.1 million and $86.2 million in revenue for the three and nine months ended September 30, 2020, respectively.
•Flex revenue in Tech increased 1.7% in the three months ended September 30, 2020 versus the three months ended June 30, 2020.
•Direct Hire revenue for the nine months ended September 30, 2020 decreased 34.3% to $24.4 million from $37.2 million in the comparable period in 2019, primarily driven by a significant decline in the volume of placements due to the ongoing impact of the COVID-19 pandemic on the economic environment.
•Flex gross profit margin for the nine months ended September 30, 2020 decreased 10 basis points to 26.6% from 26.7% in the comparable period in 2019. For the nine months ended September 30, 2020, Flex gross profit increased 30 basis points for Tech and decreased 160 basis points for FA. The COVID-19 Business negatively impacted FA Flex gross profit margin.
•SG&A as a percentage of revenue for the nine months ended September 30, 2020 decreased to 22.6% from 23.4% in the comparable period in 2019 due to leverage gained from our revenue growth and tight management of spend during the pandemic.
•Income from continuing operations for the nine months ended September 30, 2020 decreased 5.5% to $37.8 million, or $1.77 per share, from $40.0 million, or $1.65 per share, in the comparable period in 2019.
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
•The Firm returned $42.0 million of capital to our shareholders with a quarterly dividend of $12.6 million ($0.60 per share) and open market common stock repurchases of $29.4 million during the nine months ended September 30, 2020. In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate of $100.0 million and we have $84.5 million remaining under current authorizations.
•Cash provided by operating activities was $93.9 million during the nine months ended September 30, 2020 compared to $46.5 million for the nine months ended September 30, 2019. Our operating cash flows were positively impacted by certain tax payment deferrals, improved profitability, and solid management of our accounts receivable portfolio.
•Cash and cash equivalents, net of long-term debt of $100 million, was $1.3 million as of September 30, 2020.

RESULTS OF OPERATIONS
Business Overview
Kforce provides professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Tech and FA segments. We operate through our corporate headquarters in Tampa, Florida and through our various field offices located throughout the United States. As of September 30, 2020, Kforce employed approximately 2,000 associates and we had approximately 13,700 consultants on assignment (of which approximately 5,000 of these consultants were on assignment supporting the COVID-19 Business, which is expected to be of relatively short-term duration). Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on Fortune 1000 and other large companies. We believe that our portfolio of service offerings and client portfolio are key contributors to our performance during this pandemic and long-term financial stability.
During 2020, the U.S. and global macro-economic environments have been severely impacted by the COVID-19 economic and health crisis. From an economic standpoint, temporary employment figures and trends have historically been important indicators of staffing demand. These figures and trends have fluctuated significantly during the nine months of 2020 based on data published by the Bureau of Labor Statistics and Staffing Industry Analysts (“SIA”) and substantial uncertainty still remains around the future trends and impact on staffing demand. The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate were 1.75% and 7.9%, respectively, in September 2020, which will likely continue to fluctuate significantly in the near-term as this economic and health crisis evolves. A report published by SIA in September 2020 indicates that the technology temporary staffing industry and finance and accounting temporary staffing industry are estimated to decline by 9% and 17%, respectively, for 2020.
Certain sectors of the U.S. economy have been more acutely impacted by the COVID-19 economic and health crisis, such as the hospitality, transportation, retail, entertainment, health services and manufacturing sectors, though very few sectors appear to be immune. Kforce generates revenue within each of the aforementioned sectors of the U.S. economy, although the composition of our revenue by industry is, by intent, diversified. Our top three industries include financial services, business services and telecommunications.
During the end of the first quarter and through the third quarter, the U.S. economy increasingly suffered the adverse effects of the COVID-19 economic and health crisis. Accordingly, we have and will continue to work closely with our clients to assist them in navigating these turbulent times. In some cases, this has resulted in the reduction or elimination of consultants on previous projects and assignments, reducing bill rates, granting extended payment terms, and/or temporary furloughs for consultants, among other impacts. We also experienced a decrease in our leading indicators, such as job orders for both Flex assignments and Direct Hire placements. However, we believe Kforce has been successful thus far in mitigating the adverse effects due to the concentration of our revenues in technology, which have displayed resiliency during this pandemic, and having a diversified client portfolio serving many industries with no undue concentration in any single client or industry, among other factors. Our client relationships and capability to source and deliver resources at scale has significantly contributed to us securing the COVID-19 Business to assist the U.S. economy during this crisis in areas such as customer service, loan processing and administration. This new business contributed $51.1 million and $86.2 million in FA Flex revenue for the three and nine months ended September 30, 2020. The COVID-19 Business is expected to continue into the fourth quarter, although at lower levels than the third quarter, and these contracts are likely shorter-term and non-recurring in nature. The business climate related to this economic and health crisis, along with political uncertainty, is extremely fluid, and there is significant uncertainty as to the extent and length of the potential impacts.
Despite certain adverse effects to our business due to the abrupt economic disruption, we believe our strategic decisions to (i) focus our offerings in the U.S. domestic technology and professional staffing and solutions market, (ii) limit the concentration of Direct Hire revenue (less than 3% of total revenue), (iii) focus on serving Fortune 1000 clients and (iv) maintain a strong balance sheet has resulted in what we believe to be exceptional performance in 2020 and provides us confidence moving forward. In addition, we believe our investments in recent years to implement new and upgrade existing technologies have increased our operating efficiencies and enabled us to be more responsive to our consultants and clients, especially in this remote environment. We have conducted multiple employee satisfaction surveys during this pandemic and the results indicate that our associates have embraced the ingenuity required to work remotely and have been successful in establishing new routines. Given the positive feedback from our associates during this work remote environment, we are taking the time to implement appropriate health and safety measures in each of our offices including, but not limited to, personal protective equipment, social distancing standards and personal accountability measures. Our guiding principle is to ensure the safety and well-being of our employees, consultants and clients. We are also taking this opportunity to challenge each area of our business given that we believe the working environment for Kforce and our clients, candidates and consultants will be more flexible in the future.

Operating Results - Three and Nine Months Ended September 30, 2020 and 2019
The following table presents certain items in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue by segment:
Tech	71.2%	78.7%	75.0%	78.4%
FA	28.8	21.3	25.0	21.6
Total Revenue	100.0%	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.6%	96.6%	97.7%	96.3%
Direct Hire	2.4	3.4	2.3	3.7
Total Revenue	100.0%	100.0%	100.0%	100.0%
Gross profit	28.4%	29.8%	28.3%	29.4%
Selling, general and administrative expenses	20.8%	23.0%	22.6%	23.4%
Depreciation and amortization	0.4%	0.4%	0.4%	0.5%
Income from operations	7.3%	6.4%	5.4%	5.5%
Income from continuing operations, before income taxes	7.1%	6.2%	5.0%	5.3%
Income from continuing operations	5.1%	4.6%	3.6%	4.0%
Income from discontinued operations, net of tax	—%	(0.3)%	—%	7.6%
Net income	5.1%	4.3%	3.6%	11.5%

Revenue. The following table presents revenue by type for each segment and the percentage change from the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech
Flex revenue	$256,118	(4.2)%	$267,304	$770,635	(0.8)%	$777,227
Direct Hire revenue	4,133	(12.0)%	4,695	12,150	(22.7)%	15,720
Total Tech revenue	$260,251	(4.3)%	$271,999	$782,785	(1.3)%	$792,947
FA
Flex revenue	$100,569	51.6%	$66,348	$248,578	26.3%	$196,760
Direct Hire revenue	4,604	(36.2)%	7,211	12,289	(42.7)%	21,450
Total FA revenue	$105,173	43.0%	$73,559	$260,867	19.5%	$218,210

Total Flex revenue	$356,687	6.9%	$333,652	$1,019,213	4.6%	$973,987
Total Direct Hire revenue	8,737	(26.6)%	11,906	24,439	(34.3)%	37,170
Total Revenue	$365,424	5.7%	$345,558	$1,043,652	3.2%	$1,011,157

Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters:

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q3 2020	Q2 2020	Q1 2020	Q4 2019	Q3 2019
Billing Days	64	64	64	62	64
Tech Flex	(4.2)%	(3.0)%	3.3%	4.8%	6.5%
FA Flex	51.6%	28.7%	(3.4)%	(7.6)%	(5.3)%
Total Flex	6.9%	3.4%	1.9%	2.1%	3.9%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for Tech decreased 4.2% and 0.8% during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decline in the third quarter was primarily driven by assignment ends by clients that were most significantly impacted late in the first quarter and early in the second quarter by the economic and health crisis. In addition, while new assignment starts during the third quarter were below levels experienced in the comparable period in 2019, assignment ends continued to stabilize. Additionally, lower billable hours in our Tech business were partially offset by higher average bill rates, which increased 4.6% on a year-over-year basis in the third quarter of 2020, due to the demand for higher-skilled consultants. In September 2020, SIA projected that temporary technology staffing would experience a decline of 9% for 2020. Due to the level of resiliency this business has displayed during this pandemic and our progress in growing billable consultants since early June 2020, we expect that revenues for 2020 may be down only 1.5% to 2.0% for the full year. This would imply a slight acceleration in the sequential billing day growth from the third quarter in the fourth quarter of 2020. We believe that the current crisis has only strengthened the secular drivers of demand in technology as companies assess their digital transformation efforts and capabilities to conduct business in what may be a more virtual operating environment.
Our FA segment experienced an increase in Flex revenue of 51.6% and 26.3% during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily driven by the COVID-19 Business, which contributed approximately $51.1 million and $86.2 million in revenue during the three and nine months ended September 30, 2020, respectively. This positively impacted FA Flex revenue growth rates by 77.0% and 43.8% for the three and nine months ended September 30, 2020, respectively. Although these contracts positively impacted FA Flex during the third quarter and are still expected to benefit fourth quarter revenues, levels are expected to be lower than the third quarter. In September 2020, SIA projected that finance and accounting temporary staffing would decline 17% in 2020. As we look to the fourth quarter, FA Flex revenues are expected to decline as compared to the third quarter due to the reduced expectations of COVID-19 Business and partially offset by an acceleration in the sequential billing day growth in our remaining FA Flex business in the fourth quarter of 2020 versus third quarter levels.
Future forecasts and predictions about the demand for temporary staffing and solutions are inherently uncertain due to the unknown impacts of the macro-economic environment in which we are currently operating as a result of the COVID-19 economic and health crisis and political uncertainty, and any forward-looking information could fluctuate materially.
The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020 vs. September 30, 2019		September 30, 2020 vs. September 30, 2019
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - hours billed	$(20,611)	$48,497	$(35,827)	$68,123
Bill rate	11,196	(14,142)	32,449	(16,042)
Billable expenses	(1,771)	(134)	(3,214)	(263)
Total change in Flex revenue	$(11,186)	$34,221	$(6,592)	$51,818

The following table presents total Flex hours billed by segment and percentage change over the prior period (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	3,207	(7.8)%	3,478	9,759	(4.6)%	10,234
FA	3,118	73.3%	1,799	7,229	34.7%	5,366
Total Flex hours billed	6,325	19.9%	5,277	16,988	8.9%	15,600
For the three and nine months ended September 30, 2020, FA Flex hours billed included 1,778 and 2,995 thousand hours, respectively, from the COVID-19 Business.
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 26.6% and 34.3% during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily driven by a significant decline in the volume of placements due to the uncertain economic environment. As we look to the fourth quarter, we expect Direct Hire revenue could approximate third quarter levels.
The following table presents the key drivers for the change in Direct Hire revenue by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020 vs. September 30, 2019		September 30, 2020 vs. September 30, 2019
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Volume - number of placements	$(710)	$(2,650)	$(3,980)	$(9,281)
Placement fee	148	43	410	120
Total change in Direct Hire revenue	$(562)	$(2,607)	$(3,570)	$(9,161)
The following table presents the total number of placements by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	206	(15.2)%	243	636	(25.3)%	851
FA	316	(36.8)%	500	871	(43.3)%	1,536
Total number of placements	522	(29.7)%	743	1,507	(36.9)%	2,387
The following table presents the average placement fee by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	$20,045	3.7%	$19,328	$19,114	3.5%	$18,469
FA	14,557	1.0%	14,420	$14,104	1.0%	$13,967
Total average placement fee	$16,722	4.4%	$16,024	$16,217	4.1%	$15,572

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

The following table presents the gross profit percentage (gross profit as a percentage of total revenue) by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	27.7%	(1.4)%	28.1%	27.7%	—%	27.7%
FA	30.3%	(15.6)%	35.9%	30.3%	(14.9)%	35.6%
Total gross profit percentage	28.4%	(4.7)%	29.8%	28.3%	(3.7)%	29.4%
The change in total gross profit percentage for the nine months ended September 30, 2020, as compared to the same period in 2019, is primarily driven by the decrease in the mix of Direct Hire revenue as well as lower Flex gross profit margins on the COVID-19 Business.
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
The following table presents the Flex gross profit percentage by segment and percentage change over the prior period:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Tech	26.5%	(1.1)%	26.8%	26.5%	1.1%	26.2%
FA	27.2%	(5.9)%	28.9%	26.9%	(5.6)%	28.5%
Total Flex gross profit percentage	26.7%	(1.8)%	27.2%	26.6%	(0.4)%	26.7%
Overall, our Flex gross profit percentage decreased slightly for the three and nine months ended September 30, 2020 as compared to 2019, although there were notable fluctuations within our segments.
•Tech Flex gross profit margin decreased 30 basis points for the three months ended September 30, 2020 as compared to the same period in 2019, which was impacted by a decline in the spread between consultant bill and pay rates, partially offset by the impact of a reduction in the amount of billable expenses. Tech Flex gross profit margin increased 30 basis points for the nine months ended September 30, 2020 as compared to the same period in 2019, primarily due to the impact of a reduction in the amount of billable expenses.
• FA Flex gross profit margin decreased 170 basis points and 160 basis points for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to compression in bill and pay spreads. The decrease was impacted by the COVID-19 Business, which contributed a lower gross profit margin than the rest of the FA portfolio. For the three and nine months ended September 30, 2020, the estimated Flex gross profit margin for the COVID-19 Business was 25.1%, and 24.9%, respectively, which is roughly 420 and 360 basis points, respectively, lower than the remaining FA Flex business.
We expect that the positive margin impact of lower billable expenses will continue in the near-term as our clients continue to limit travel for our consultants, but may begin to change if our clients increase their travel requirements. Additionally, our expectation is that the spread between consultant bill and pay rates may be under some pressure in the near-term due to the current economic and health crisis and political uncertainty. Our FA Flex gross profit percentage is expected to be adversely affected, on a year-over-year basis, due to the COVID-19 Business as described above, for the duration of these contracts.

The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020 vs. September 30, 2019		September 30, 2020 vs. September 30, 2019
	Tech	FA	Tech	FA
Key Drivers - Increase (Decrease)
Revenue impact	$(3,003)	$9,885	$(1,729)	$14,783
Profitability impact	(911)	(1,735)	2,474	(4,047)
Total change in Flex gross profit	$(3,914)	$8,150	$745	$10,736
SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.3% and 82.1% for the three and nine months ended September 30, 2020, respectively, as compared to 83.2% and 83.3% for the comparable periods in 2019, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.
The following table presents components of SG&A as a percentage of revenue (in thousands):

	2020	% of Revenue	2019	% of Revenue
Three Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$63,162	17.3%	$65,875	19.1%
Other (1)	12,690	3.5%	13,348	3.9%
Total SG&A	$75,852	20.8%	$79,223	23.0%
Nine Months Ended September 30,
Compensation, commissions, payroll taxes and benefits costs	$193,534	18.5%	$197,432	19.5%
Other (1)	42,080	4.1%	39,621	3.9%
Total SG&A	$235,614	22.6%	$237,053	23.4%
(1) Includes credit loss expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 220 and 80 basis points for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The decrease is primarily related to leverage from our revenue growth, continued improvements in associate productivity, reductions in certain areas such as travel and office related expenses given the impact of the pandemic and overall tight management of spend. We are prioritizing the retention of our most productive people and will continue to monitor the business environment and our operating trends and manage our performer headcount accordingly. For the nine months ended September 30, 2020, SG&A was negatively impacted by an increase in credit loss expense due to a higher estimated risk of default within our accounts receivable portfolio resulting from the current economic and health crisis, as well as approximately $1.9 million in operating lease and other expenses related to the streamlining of our field offices. During the nine months ended September 30, 2019, SG&A was adversely affected by approximately $2.0 million of expense due to actions taken as a result of the GS divestiture.
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
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	Increase (Decrease)	2019	2020	Increase (Decrease)	2019
Fixed asset depreciation (includes finance leases)	$957	(19.7)%	$1,192	$3,265	(12.4)%	$3,726
Capitalized software amortization	351	49.4%	235	816	(8.6)%	893
Total Depreciation and amortization	$1,308	(8.3)%	$1,427	$4,081	(11.6)%	$4,619
Other Expense, Net. Other expense, net for the three and nine months ended September 30, 2020 was $0.9 million and $3.7 million, respectively. Other expense, net for the three and nine months ended September 30, 2019 was $0.9 million and $2.2 million, respectively. Other expense, net includes interest expense related to outstanding borrowings under our credit facility, which is partially offset by the interest income on cash held in government money market funds.

During the three and nine months ended September 30, 2020, Other expense, net also includes our proportionate share of the loss from WorkLLama, our equity method investment, of $0.1 million and $1.2 million, respectively. Although the impact of the COVID-19 economic and health crisis remains highly uncertain, it could have a material adverse impact on the fair value of our equity method investment in WorkLLama; if the fair value falls below the book value of the equity method investment, we would be required to evaluate whether an other-than-temporary impairment has occurred.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” from continuing operations) for the nine months ended September 30, 2020 and 2019 was 27.8% and 24.8%, respectively. The increase was primarily driven by certain tax provision true-ups recorded during 2020.
Discontinued Operations, Net of Tax. During 2019, we sold the GS segment and reported it as discontinued operations in the consolidated statements of operations for all periods presented. Refer to Note B - “Discontinued Operations” to the Notes to the Unaudited Condensed Consolidated Financial Statements for a more detailed discussion.
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow,” a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free Cash Flow is limited, however, because it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view Free Cash Flow as a complement to (but not a replacement of) our Unaudited Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2019, Free Cash Flows includes results from discontinued operations.
The following table presents Free Cash Flow (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$93,871	$46,510
Capital expenditures	(5,296)	(7,728)
Free cash flow	88,575	38,782
Change in debt	35,000	(6,800)
Repurchases of common stock	(29,623)	(91,947)
Cash dividends	(12,619)	(12,726)
Equity method investment	(2,500)	(7,500)
Net proceeds from the sale of assets held for sale	—	123,254
Other	2,609	(1,855)
Change in cash and cash equivalents	$81,442	$41,208
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
The following table presents a reconciliation of Adjusted EBITDA to net income (in thousands):

	2020	2019
Three Months Ended September 30,
Net income	$18,763	$14,940
Income from discontinued operations, net of tax	—	(967)
Income from continuing operations	18,763	15,907
Depreciation and amortization	1,308	1,427
Stock-based compensation expense	2,908	2,419
Interest expense, net	849	504
Income tax expense	7,017	5,374
Loss from equity method investment	103	359
Adjusted EBITDA	$30,948	$25,990

Nine Months Ended September 30,
Net income	$37,754	$116,654
Income from discontinued operations, net of tax	—	76,697
Income from continuing operations	37,754	39,957
Depreciation and amortization	4,081	4,619
Stock-based compensation expense	8,707	7,382
Interest expense, net	2,533	1,837
Income tax expense	14,568	13,178
Loss from equity method investment	1,237	359
Adjusted EBITDA	$68,880	$67,332

LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on our operating cash flow as well as borrowings under our credit facility. At September 30, 2020 and December 31, 2019, we had $101.3 million and $19.8 million in cash and cash equivalents, respectively, which consisted primarily of government money market funds. At September 30, 2020 and December 31, 2019, we had $100.0 million and $65.0 million outstanding under our credit facility, respectively. The amounts outstanding under our credit facility were hedged by interest rate swaps, as discussed below.
We believe we were in a position of financial strength before the onset of the economic and health crisis and expect to maintain this strength due to our strong balance sheet, healthy operating cash flows, low capital requirements and $300.0 million credit facility. Although we could experience declines in our revenue and, accordingly, in our profitability over the near term, we believe our working capital, excluding cash, of roughly $110.0 million as of September 30, 2020, provides a reliable source of liquidity. Based on our continued future liquidity assessments (using assumptions that we believe are sufficiently conservative), we continue to believe we are in a position of financial strength and we expect to continue to generate positive cash flows while investing in our business and maintaining our quarterly cash dividend. As the crisis evolves, we will continue to take any actions necessary to improve our liquidity and further fortify our cash position.
The CARES Act includes provisions for, among other things, deferment of the employer portion of social security tax payments, employee retention credits and technical amendments related to depreciation, which allows for retroactive 100% bonus depreciation on qualified improvement property. We benefited from the deferral of social security tax payments, as described below, and expect to continue to benefit from the deferral of social security tax payments for the remainder of 2020. We also benefited from certain employee retention credits during the third quarter. We are in the process of assessing our benefit from the retroactive bonus depreciation and potential further employee retention credits as well as other impacts of the CARES Act on our business.
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
In 2019, we sold the GS segment, which has been reflected as discontinued operations. For the nine months ended September 30, 2019, our Unaudited Condensed Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations) and cash provided by operating activities and cash provided by investing activities for discontinued operations were $5.1 million and $118.5 million, respectively.
Cash provided by operating activities was $93.9 million during the nine months ended September 30, 2020, as compared to $46.5 million during the nine months ended September 30, 2019. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The increase was primarily driven by the deferral of certain tax payments, including $25.4 million related to the employer portion of social security taxes, which will be paid in 2021 and 2022 as prescribed by the CARES Act, continued positive performance of our accounts receivable portfolio and profitable revenue growth.
Cash used in investing activities was $4.2 million during the nine months ended September 30, 2020, as compared to cash provided by investing activities of $108.0 million during the nine months ended September 30, 2019, which includes capital expenditures. Cash flows from investing activities for the nine months ended September 30, 2020 includes the receipt of proceeds from the sale of assets held within the Rabbi Trust, as well as payments for capital invested in WorkLLama. Cash flows from investing activities during the nine months ended September 30, 2019 includes the net proceeds from the sale of assets held for sale, as well as capital invested in WorkLLama. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that will provide the most benefit.
Cash used in financing activities was $8.2 million during the nine months ended September 30, 2020, as compared to $113.3 million during the nine months ended September 30, 2019. This was primarily driven by the $35.0 million draw down on our credit facility during the nine months ended September 30, 2020, partially offset by a decrease in cash used for repurchases of common stock. During the second quarter, we elected to pause our repurchase activity, and we will continue to reassess our share repurchase plan as the economic and health crisis evolves.
The following table presents the cash flow impact of the common stock repurchase activity (in thousands):

	Nine Months Ended September 30,
	2020	2019
Open market repurchases	$29,386	$90,808
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	237	1,139
Total cash flow impact of common stock repurchases	$29,623	$91,947

Cash paid in current period for settlement of prior year repurchases	$—	$556

During the nine months ended September 30, 2020 and 2019, Kforce declared and paid quarterly dividends of $12.6 million ($0.60 per share) and $12.7 million ($0.54 per share), respectively. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by our Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral. As of September 30, 2020, $100.0 million was outstanding and $198.5 million was available on our credit facility, subject to certain covenants, and as of December 31, 2019, $65.0 million was outstanding. As of September 30, 2020, we are in compliance with our credit facility covenants as described in the 2019 Annual Report on Form 10-K and currently expect that we will be able to maintain compliance with these covenants. However, we cannot predict the impact from the COVID-19 pandemic, which could have a material adverse effect on our results of operations that could result in an event of default.
Kforce has two forward-starting interest rate swap agreements, which have been designated as cash flow hedges, to mitigate the risk of rising interest rates. Refer to Note K - “Derivative Instruments and Hedging Activity” in the Notes to Unaudited Condensed Consolidated Financial Statements, included in this report, for a complete discussion of our interest rate swaps. At September 30, 2020 and December 31, 2019, the fair value of our interest rate swaps were a liability of $2.2 million and $0.2 million, respectively.
Stock Repurchases
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. During the nine months ended September 30, 2020, Kforce repurchased approximately 1.0 million shares of common stock on the open market at a total cost of approximately $29.4 million and $84.5 million remained available for further repurchases under the Board-authorized common stock repurchase program at September 30, 2020. During the second quarter, we elected to pause our repurchase activity, and we will continue to reassess our share repurchase plan as the economic and health crisis evolves.
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
On March 12, 2020, Kforce entered into an additional forward-starting interest rate swap agreement with Wells Fargo Bank, N.A., which was effective on March 17, 2020 and matures on May 30, 2025. This swap has a fixed interest rate of 0.61% and a notional amount of $75.0 million at September 30, 2020, which increases to $100.0 million in May 2022, and subsequently decreases to $75.0 million and $40.0 million in May 2023 and May 2024, respectively.
ITEM 4.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, we carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”) under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding disclosure.
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

ITEM 1A. RISK FACTORS.
Unless otherwise noted below, there have been no material changes in the risk factors previously disclosed in our 2019 Annual Report on Form 10-K, as supplemented by the risk factor disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Purchases of Equity Securities by the Issuer
In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints specified in the plan. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	—	$—	—	$84,540,188
August 1, 2020 to August 31, 2020	801	$37.16	—	$84,540,188
September 1, 2020 to September 30, 2020	—	$—	—	$84,540,188
Total	801	$37.16	—	$84,540,188
(1) Includes 801 shares received upon vesting of restricted stock to satisfy tax withholding requirements for the period August 1, 2020 to August 31, 2020.
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

KFORCE INC.

Date:	November 4, 2020	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2020	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)