Form 10-K
period 2020-12-31
KFORCE INC
filed 2021-02-26
CIK 930420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________________________________________________________________________
 FORM 10-K
_____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):    Yes  ☐    No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was 579,330,209. For purposes of this determination, common stock held by each officer and director and by each person who owns 10% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock as of February 23, 2021 was 22,087,029.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Parts Into Which Incorporated
Portions of Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 22, 2021 (“Proxy Statement”)	Part III

KFORCE INC.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
References in this document to the “Registrant,” “Kforce,” the “Company,” “we,” the “Firm,” “management,” “our” or “us” refer to Kforce Inc. and its subsidiaries, except where the context otherwise requires or indicates.
This report, particularly Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the documents we incorporate into this report contain certain statements that are, or may be deemed to be, forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made in reliance upon the protections provided by such acts for forward-looking statements. Such statements may include, but may not be limited to, projections of financial or operational performance, our beliefs regarding potential government actions or changes in laws and regulations, anticipated costs and benefits of proposed acquisitions, divestitures and investments, effects of interest rate variations, financing needs or plans, funding of employee benefit plans, estimates concerning the effects of litigation or other disputes, the occurrence of unanticipated expenses, developments within the staffing sector including, but not limited to, the penetration rate (the percentage of temporary staffing to total employment) and growth rate in temporary staffing, a reduction in the supply of consultants and candidates or the Firm’s ability to attract such individuals, changes in client demand for our services and our ability to adapt to such changes, the entry of new competitors in the market, the ability of the Firm to maintain and attract clients in the face of changing economic or competitive conditions, as well as assumptions as to any of the foregoing and all statements that are not based on historical fact but rather reflect our current expectations concerning future results and events. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, refer to the Risk Factors and MD&A sections. In addition, when used in this discussion, the terms “anticipate,” “assume,” “estimate,” “expect,” “intend,” “plan,” “believe,” “will,” “may,” “likely,” “could,” “should,” “future” and variations thereof and similar expressions are intended to identify forward-looking statements.
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

PART I
ITEM 1.     BUSINESS.
COMPANY OVERVIEW
Kforce Inc. and its subsidiaries (collectively, “Kforce”) provide professional staffing services and solutions to our clients on both a temporary (“Flex”) and permanent (“Direct Hire”) basis through our Technology (“Tech”) and Finance and Accounting (“FA”) segments. While our workforce has been working remotely since March 2020 due to the COVID-19 pandemic, our physical worksites include our corporate headquarters in Tampa, Florida and approximately 40 field offices located throughout the U.S. Kforce was incorporated in 1994 and completed its Initial Public Offering in August 1995, but its predecessor companies have been providing staffing services since 1962.
Kforce serves clients across many industries and geographies as well as organizations of all sizes, with a particular focus on serving Fortune 1000 and other large companies. We believe that our portfolio of service offerings is a key contributor to our long-term financial stability. Our 10 largest clients represented approximately 28% of revenue for the year ended December 31, 2020.
Our efforts to strategically position Kforce as a professional and technical services company has resulted in several divestitures over the last 10 years. Most recently, during 2019, Kforce sold its Government Solutions ("GS") segment, which has been reported as discontinued operations in the consolidated financial statements. Except as specifically noted, our discussions in this report exclude any activity related to the GS segment. Refer to Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion.
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
Tech Segment
Our largest segment, Tech, provides both Flex and Direct Hire services to our clients, focusing primarily on areas of information technology such as systems/applications architecture and development, data management, business and artificial intelligence, machine learning and network architecture and security. One of our strategies over the last several years has been to invest in our managed teams and solutions capabilities in order to provide a higher-value, differentiated offering to our clients. Kforce has been successfully winning these more complex technology projects due to, we believe, the strong long-standing partnerships we have built with our clients and our reputation for delivering quality services. Within our Tech segment, we provide services to clients in a variety of industries with a diversified footprint in, among others, financial and business services, communications and technology. Revenue for our Tech segment decreased 0.8% to $1.0 billion in 2020 on a year-over-year basis. The average bill rate for Tech Flex in 2020 was approximately $79 per hour, which increased 4.3%, as compared to 2019. Our average assignment duration for Tech Flex is nearly 10 months, which has steadily increased over the last several years. Tech Flex continues to benefit from improving bill rates and longer assignment durations, which we believe is related to the acute labor shortage, particularly the shortage of labor for highly-skilled positions. In addition to our capability to source highly qualified U.S. domestic technology talent, we believe an important differentiator in a candidate-constrained environment is our capability to source highly qualified foreign-born talent working domestically in the U.S. in higher-end technology roles. We operate this capability on a centralized basis, which allows us to operate consistently with a keen focus on ensuring compliance in this highly regulated space.
The September 2020 report published by Staffing Industry Analysts (“SIA”) stated that temporary technology staffing is expected to experience growth of 7% in 2021. Digital transformation, as a general trend, is driving organizations across all industries to increase their technology investments as competition and the speed of change intensifies. Nontraditional competitors are also entering new emerging technologies and markets. This development puts increased pressure on companies to invest in innovation and the evolution of their business models. We believe the secular drivers of technology spend generally remain intact with many companies becoming increasingly dependent on the efficiencies provided by technology and the need for innovation to support business strategies and sustain relevancy in today’s rapidly changing marketplace. At the macro level, demand is also being driven by an ever-changing and complex regulatory and employment law environment, which increases the overall cost of employment for many companies. We believe that these factors, among others, are continuing to drive companies to look to temporary staffing providers, such as Kforce, to meet their human capital needs.
We are pleased with our above-market performance in our Tech business in 2020 and remain very excited about our strategic position and ability to execute in 2021, in what we believe will be a strong demand environment for our services.
FA Segment
Our FA segment provides both Flex and Direct Hire services to our clients in areas such as accounting, transactional finance (e.g. payables, receivables, business and cost analysis), financial analysis and reporting, taxation, budgeting, loan servicing, professional administration, audit services and systems and controls analysis and documentation. Within our FA segment, we provide services to clients in a variety of industries with a diversified footprint in the financial services, healthcare and manufacturing sectors. Revenue for our FA segment increased 20.2% to $348.1 million in 2020 on a year-over-year basis primarily as a result of certain contracts we secured in the second quarter to support government-sponsored COVID-19 related initiatives (the “COVID-19 Business”). These contracts contributed $114.7 million in revenue in 2020. Excluding the contribution of revenue from our COVID-19 Business, our FA segment would have decreased 19.4% on a year-over-year basis. The average bill rate for FA Flex in 2020 was approximately $34 per hour, which decreased 6.3% as compared to 2019. This decrease is primarily a result of lower pay rates on the COVID-19 Business.
Strategically, in late 2020, we began intensifying our efforts to migrate our FA Flex business toward higher-end skill sets that are less susceptible to technological change, location and automation such as analytics and decision-support roles. This strategic effort will continue into 2021 and we expect will result in natural assignment ends of lower skilled roles where strategic client relationships do not exist.
The September 2020 report published by SIA stated that finance and accounting temporary staffing is expected to experience growth of 12% in 2021. For Kforce, we expect overall FA revenues in 2021 to decline from 2020 levels due to expected declines in our COVID-19 Business as well as the migration of our FA Flex business.
Flex Revenue
Flex revenue represents approximately 97% of total revenue over the last three fiscal years. We provide our clients with qualified individuals (“consultants”), or teams of consultants in the case of a project-based solution, on a temporary basis when the consultant's set of skills and experience is the right match for our clients. We utilize a diversified set of recruitment platforms and tools to identify and engage with candidates. The vast majority of our consultants are directly employed by Kforce, including domestic and foreign workers sponsored by Kforce, with a smaller composition representing qualified independent contractors. Our success is dependent upon our internal employees’ (“associates”) ability to: (1) acknowledge, understand and participate in creating solutions for our clients’ needs; (2) determine and understand the experience and capabilities of the consultants being recruited or teams of consultants being formed; (3) ensure excellence in delivering and managing the client-consultant relationship; and (4) have access to a sufficient pool of qualified consultants. We believe proper execution by our associates and consultants directly impacts the longevity of the assignments, increases the likelihood of generating repeat business with our clients and fosters a better experience for our consultants, which has a direct correlation to consultant redeployment.
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
Direct Hire Revenue
Our Direct Hire business involves locating qualified individuals (“candidates”) for permanent placement with our clients. Direct Hire revenue represents approximately 3% of total revenue over the last three fiscal years. Although it is a smaller portion of our business, it continues to be an important capability in ensuring that we have the flexibility to meet the talent needs of our clients. We recruit candidates using methods that are consistent with Flex consultants. Candidate searches are generally performed on a contingency basis (as opposed to a retained search); therefore, revenue is earned only if the candidates are ultimately hired by our clients. The typical fee structure is based upon a percentage of the candidate’s annual compensation in their first year of employment, which is determined or estimated at the time of placement.
The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee. Direct Hire revenue is recorded net of an allowance for “fallouts,” which occurs when a candidate does not complete the contingency period (typically 90 days or less). There are no consultant payroll costs associated with Direct Hire placements; therefore, all Direct Hire revenue increases gross profit by the full amount of the fee, which constitutes a disproportionate percentage of our gross profit. Commissions, compensation and benefits for Direct Hire associates are included in SG&A.
Industry Overview
The professional staffing industry is made up of thousands of companies, most of which are small local firms providing limited service offerings to a relatively small local client base. A report published by SIA in 2020 indicated that, in the U.S., Kforce is one of the 15 largest publicly-traded specialty staffing firms, the fifth largest technology temporary staffing firm and the fifth largest finance and accounting temporary staffing firm.
From an economic standpoint, temporary employment figures and trends are important indicators of staffing demand, based on data published by the Bureau of Labor Statistics and SIA. The penetration rate (the percentage of temporary staffing to total employment) and unemployment rate were 1.9% and 6.7%, respectively, in December 2020, down from 2.0% (penetration) and up from 3.5% (unemployment), respectively, in December 2019. Temporary help employment was down 7.6% year-over-year as of December 2020, and total non-farm employment was down 6.2% year-over-year. In addition, the college-level unemployment rate, which we believe serves as a proxy for professional employment and therefore aligns well with the consultant and candidate population that Kforce most typically serves, was 3.8% in December 2020, which represented an increase from December 2019. Further, we believe that the unemployment rate in the specialties we serve, especially in certain technology skill sets, is significantly lower than the published averages. We believe this speaks to the overall secular drivers of demand in technology, the critical nature of the technology initiatives being driven by our clients, as well as the challenges of finding an adequate supply of qualified talent.
According to the September 2020 SIA report, the technology temporary staffing industry and finance and accounting temporary staffing industry are expected to generate projected revenues of $31.7 billion and $7.8 billion, respectively, in 2021. Based on these projected revenues, our current market share is approximately 3%. Our business strategies are focused on expanding our share of the U.S. temporary staffing industry and investing in our capability to provide higher level IT services and solutions. According to SIA, the addressable market in the technology solutions space was approximately $29.5 billion in 2020.
Business Strategies
Our primary objectives are driving long-term shareholder value by achieving above-market revenue growth, making prudent investments to enhance our efficiency and effectiveness within our operating model and significantly improving levels of operating profitability. We believe the following strategies will help us achieve our objectives.
Evolving our Managed Services and Solutions Offerings. Our clients have increasingly been looking for firms such as Kforce to assume a greater level of responsibility in assisting them with their digital transformation efforts. The total addressable market in the higher end IT services and solutions is significantly larger than in the traditional technology staff augmentation market. The use of firms such as Kforce, which can provide cost effective access to highly skilled talent, is a significant driver for this increased demand. We are leveraging the longevity of our relationships, primarily with Fortune 1000 companies, and our understanding of existing client needs to provide talent beyond traditional staff augmentation into areas including resource and capacity management as well as managed services and solutions. As an example, we have an engagement with a communications company to assist with an upgrade of its legacy infrastructure and migration to the cloud to improve its end customer’s experience. Kforce was responsible for defining the cloud strategy, from architecture to the implementation roadmap, and assisted with cloud-native development, data security, compliance and reporting. We are continuing to make significant headcount investments in defined practice areas and our delivery assurance capabilities to grow this offering organically. We also believe there may be inorganic growth opportunities to supplement our existing business.

Further Improve the Quality of our Revenue Stream. In addition to the significant progress we have made in evolving our managed services and solutions offering, we are also focused on further improving the quality of our revenue stream through the migration of our FA business towards more highly skilled assignments in decision-support and analytical roles that are less susceptible to technological change, location and automation. Historically, we have supported professional administrative roles such as customer service, data entry, and call center. We do not intend on focusing our efforts on these, among other, types of roles in 2021 and beyond unless there is a strategic client relationship or other strategic rationale.

Reimagining a More Flexible Work Environment. The COVID-19 pandemic has caused what some have referred to as a global work-from-home experiment. For Kforce, our associates have been working remotely since March 2020. Based on our frequent communications and dialogue with our associates, they have been largely successful working in this environment and have proven to exercise great ingenuity in continuing to support our clients and consultants. It was our view, early on in the COVID-19 pandemic, that the work-from-home experiment was likely to forever change the future work environment. Given this view, we initiated a “Kforce Reimagined” effort to begin positioning Kforce to provide a more flexible work environment for our associates, which will involve streamlining our real estate footprint and investing in technology and other tools to provide a seamless in-office and remote experience. The culmination of these efforts should provide significant contributions to improving productivity and profitability.
Improving the Productivity of our Talent. We believe that it is critical to provide our associates with high quality tools to effectively and efficiently perform their roles, better evaluate business opportunities and advance the value we bring to our clients and consultants. We continue to enhance our sales and delivery methodologies and processes in ways we believe will allow us to better evaluate and shape business opportunities with our clients as well as train our sales and delivery associates to follow our consistent and uniform methodology.
During 2020, we continued developing and began implementing a new talent relationship management (TRM) system that we expect will better leverage our delivery strategies and processes and improve our capabilities. We have agilely deployed our TRM system and the final release of the initial functionality is expected to be completed in the first quarter of 2021. Going forward, we will continue to make enhancements to our business and data intelligence capabilities. These investments are part of a multi-year effort to upgrade our technology tools to equip our associates with improved capabilities to deliver exceptional service to our clients, consultants and candidates and improve the productivity of our associates and the scalability of our organization.
Critical to improving the performance of our associates is the development of a strong management team. A key pillar of our talent development strategy is to provide our leaders with the skills necessary to lead their teams effectively. During 2020, we initiated leadership development activities that included ongoing training both specific to our industry and generally on leading people. These activities will be ongoing and, we believe, will lead to improved associate performance and higher retention levels of our associates.
In 2021, we will also begin an assessment of our middle and back office capabilities that will support the investments we have made in our front office and we believe will ultimately bring significant efficiency and effectiveness to our back office support organization.

Enhancing our Client Relationships. We strive to differentiate ourselves by working collaboratively with our clients to better understand their business challenges and help them attain their organizational objectives. This collaboration focuses on building a consultative partnership rather than a transactional client relationship, which increases the intimacy we have with our clients and improves our ability to offer higher value and a broader array of services and support to our clients. To accomplish this, we align our revenue-generating talent with clients based on their experience with markets, products, industries and in the case of a managed teams and solutions offering, expertise in the related technology or project.
We measure our success in building long-lasting relationships with our clients using staffing industry benchmarks and Net Promoter Score (“NPS”) surveys conducted by a specialized, independent third-party provider. Our client NPS ratings are amongst the highest in the industry and provide helpful insights from our clients on how to continue improving our relationships. We believe long-lasting relationships with our clients is a critical element in revenue growth.
Improving the Job Seeker Experience. Our consultants are a critical component of our business and essential in sustaining our client relationships. In 2020, we were able to utilize our talent community platform through WorkLLama, specifically its referral management capability, to provide us leverage in the timely sourcing of qualified candidates. We believe this seamlessly connects the candidate with the recruiter, which improves the job seeker’s experience and provides a better quality candidate. We are focused on effective and efficient processes and tools to find and attract prospective consultants, matching them to a client assignment and supporting them during their tenure with Kforce. Our success in this regard would be expected to positively influence the tenure and loyalty of our consultants and be their employer of choice, thus enabling us to deliver the highest quality talent to our clients.
We measure the quality of our service to and support of our consultants using staffing industry benchmarks and NPS surveys conducted by a specialized, independent third-party provider. Our consultant NPS ratings, similar to our client ratings, are well above staffing industry averages. We continually seek direct feedback from our consultants, which helps us identify opportunities to refine our services.
Competition
We operate in a highly competitive and fragmented staffing industry comprised of large national and local staffing firms. The local firms are typically operator-owned, and each market generally has one or more significant competitors. Within our managed teams and solutions business, we also face competition from national and regional accounting, consulting and advisory firms and national and regional strategic consulting and systems implementation firms. We believe that our boundaryless reach within the U.S., physical presence in larger markets, concentration of service offerings in areas of greatest demand (especially technology), national delivery teams, centralized delivery channels for foreign consultants, including those obtained via the H-1B visa program which optimizes distribution and strengthens compliance, longevity of our brand and reputation in the market, along with our dedicated compliance and regulatory infrastructure, all provide a competitive advantage.
Many clients utilize Managed Service Providers (“MSP”) or Vendor Management Organizations (“VMO”) for the management and procurement of staffing services. Generally, MSPs and VMOs standardize processes through the use of Vendor Management Systems (“VMS”), which are tools used to aggregate spend and measure supplier performance. VMSs are also offered through independent providers. Typically, MSPs, VMOs and/or VMS providers charge staffing firms administrative fees ranging from 1% to 4% of revenue. In addition, the aggregation of services by MSPs for their clients into a single program can result in significant buying power and, thus, pricing power. Therefore, the use of MSPs by our clients has, in certain instances, resulted in margin compression, but has also led to incremental client share through our client’s vendor consolidation efforts. Kforce does not currently provide MSP or VMO services directly to our clients; rather, our strategy has been to work with MSPs, VMOs and VMS providers that enable us to better extend our services to current and prospective clients.
We believe that the principal elements of competition in our industry are differentiated offerings, reputation, the availability and quality of associates, consultants and candidates, level of service, effective monitoring of job performance, scope of geographic service, types of service offerings and compliance orientation. To attract consultants and candidates, we emphasize our ability to provide competitive compensation and benefits, quality and varied assignments, scheduling flexibility and permanent placement opportunities, all of which are important to Kforce being the employer of choice. Because individuals pursue other employment opportunities on a regular basis, it is important that we respond to market conditions affecting these individuals and focus on our consultant relationship objectives. Additionally, in certain markets, from time to time we have experienced significant pricing pressure as a result of our competitors’ pricing strategies, which may result in us not being able to effectively compete or choosing to not participate in certain business that does not meet our profitability standard.
Regulatory Environment
Staffing firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employee relationship, such as wage and hour regulations, tax withholding and reporting, immigration/H-1B visa regulations, social security and other retirement, anti-discrimination, employee benefits and workers’ compensation regulations; (2) registration, licensing, recordkeeping and reporting requirements; and (3) worker classification regulations.
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
Human Capital Management
Core Values
At the heart of Kforce, as an organization, is a deep understanding and unwavering commitment to our core values, which are:
•We’re a team that values one another through mutual RESPECT, earned in our daily interactions.
•INTEGRITY fuels our actions with the strength to do the right thing.
•We rely on one another and let TRUST drive our team results.
•We want to give our clients, consultants and each other EXCEPTIONAL SERVICE every chance we get.
•COMMITMENT keeps us together as one team dedicated to individual and Firm success.
•Our spirit and culture need FUN to truly thrive.
•Standing up for STEWARDSHIP & COMMUNITY with a servant’s heart keeps us grounded and humble.
Commitment to Values and Ethics
Along with our core values, we act in accordance with our Code of Business Conduct and Ethics (“Code of Conduct”), which sets forth expectations and guidance for associates to make appropriate decisions. Our Code of Conduct covers topics such as anti-corruption, discrimination, harassment, privacy, appropriate use of company assets, protecting confidential information and reporting violations. The Code of Conduct reflects our commitment to operating in a fair, honest, responsible and ethical manner and also provides direction for reporting complaints in the event of alleged violations of our policies (including through an anonymous hotline).
Employees and Personnel
As of December 31, 2020, Kforce employed approximately 2,000 associates, including roughly 1,300 supporting the revenue-generating aspects of our business and approximately 700 supporting the revenue-enabling aspects. We also had approximately 11,900 consultants on assignment providing flexible staffing services and solutions to our clients. Approximately 90% of these consultants are employed directly by Kforce and 10% are qualified independent contractors. As the employer, Kforce is responsible for the employer’s share of applicable social security taxes (“FICA”), federal and state unemployment taxes, workers’ compensation insurance and other direct labor costs relating to our employees. The more pertinent health, welfare and retirement benefits include: comprehensive health insurance; workers’ compensation benefits, retirement plan options; employee stock purchase plan and paid time off. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans of our employees to organize.
Health and Safety
Central to our overall operating philosophy is our belief that our employees are key to achieving our business objectives; therefore, their safety is our highest priority. In keeping with this principle, we have been thoughtful and aggressive in responding to the COVID-19 pandemic as it relates to our employees. Some of the measures include:
•Requiring our associates to work remotely since March 2020;
•Prohibiting non-essential travel for all employees;
•Initiating regular communications from our executives regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•Establishing new physical distancing procedures for employees and employees who need to be onsite;
•Procuring personal protective equipment, including, among other items, masks, sanitization stations, temperature-reading devices, plexiglass workstation dividers, for distribution to our associates and consultants and use in our physical workspaces;
•Distributing corporate assets, including, among other items, office chairs, computer monitors, docking stations, communication devices, to employees to enable remote work, as necessary;
•Providing a one-time subsidy to each of our associates to cover business expenses and other unanticipated needs stemming from the COVID-19 pandemic, including, among things, child-care, tutoring services;
•Enhancing our health and wellness offerings to include a digital self-care platform to help our associates with any mental health concerns;
•Investing in technologies and tools to improve the effectiveness of our associates while working remotely; and
•Improving our associate outreach efforts to detect and try to address any challenges or needs of our associates.
Talent Management and Leadership Development
Our key talent philosophy is to identify, train and develop talent from within to help ensure that we maintain a consistent operating model. A core objective is to add new associates in entry-level recruiting roles so that our new associates learn the proper foundational understanding of our business. We believe that this will result in improving productivity and increased talent retention. This approach has yielded a deep understanding among our employee base of our business, our products, and our customers, while adding new employees and ideas in support of our continuous improvement mindset.
Among our key initiatives has been our:
•Leadership Development Program, led by an independent third-party specialist, which is aimed at building the skills necessary to nurture strong relationships, maintain accountability and enhance productivity among the leaders across Kforce;
•Leadership Accelerator Program, which is a cross-functional, collaborative, skill-building program aligned with Kforce’s Leader’s Creed, Core Values and leadership competencies; and,

•Career Progression Program’ which creates awareness of opportunities to develop and grow within Kforce by, among other things, using tools such as a digital guide to navigate career paths and required KPIs, competencies and training.
Our talent management activities also include, but are not limited to, conducting the following activities:
•Periodic performance appraisals to promote engaging and productive communications between leaders and their team members about performance, career progression and advancement opportunities;
•Calibration sessions during the performance appraisal process to help ensure consistency across Kforce in assigning appraisal ratings; and
•9-Box exercises are conducted to evaluate our talent for targeted areas of development, assess opportunities for our talent across the Firm and for succession planning purposes.
Diversity, Equity and Inclusion Program
Kforce’s diversity, equity and inclusion (DE&I) program is overseen by Andrew Thomas, Chief Marketing and Talent Officer, and led by Donald Harvey, Senior Vice President of Diversity and Inclusion, with the mission of establishing and promoting an authentic culture of diversity, equity and inclusion at Kforce.
With the assistance of independent third party specialists, Kforce is conducting a comprehensive review of our DE&I program including, but not limited to, building an increasingly robust pipeline of diverse candidates in our talent acquisition efforts (for both associates and consultants), supplier diversity practices, training and mentorship programs as well as the focus of our stewardship activities to meet the mission and objectives of our DE&I program. This review is intended as a means to strengthen and refine already significant activities in these areas.
ITEM 1A.     RISK FACTORS.
Our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results. We present these risk factors grouped by category, and the risks factors contained in each respective category are presented in order of their relative priority to us.
Risks Related to the COVID-19 Economic and Health Crisis
The COVID-19 economic and health crisis may have a material adverse effect on our business and financial results.
The COVID-19 economic and health crisis has impacted and may continue to impact many of our clients’ business operations due to reduced demand in their businesses, which in some cases was caused by government-mandated or voluntary closures, or due to initiatives to reduce costs or preserve cash, thereby decreasing demand for our staffing services and/or adversely affecting our profitability or our ability to timely collect our accounts receivable. More specifically, we have experienced and may continue to experience, among other impacts, a reduction or elimination of consultants on previous projects and assignments, selective reduction in bill rates, extended payment terms and temporary furloughs for consultants. We have also experienced and may continue to experience a decrease in our leading indicators, such as job orders for assignments and direct hire placements due to hiring freezes. Additionally, our employees, consultants and independent contractors may be, and have been, impacted by the occurrence of these types of events, or we may face difficulties complying with regulations temporarily modified to account for virtual or remote work by these individuals, or difficulties in sourcing or onboarding these individuals, including slowdowns in critical processes such as interviewing, I-9 verification, background checks, or other compliance processes, which could impair our ability to serve our clients or respond timely to their needs, or could expose us to compliance risk and/or penalties. The occurrence of these types of events has resulted in, and may result in further, worker absences, lower billable hours, travel restrictions on our employees or other disruptions to our business. The potential adverse effects on our operations could result in an event of default under our credit facility covenants, which might require us to seek alternative sources of financing, which may not be available on as favorable of terms or at all. The COVID-19 economic and health crisis continues to be fluid and uncertain, making it difficult to forecast the entirety of the impact it could have on our business, customers, financial condition and operating results.
Risks Related to Our Business
New business strategies and initiatives may have an adverse effect on our business.
We expect to further enhance the quality of our revenue stream through the migration of our FA business into higher-value skill areas and by investing in the growth of our managed teams and managed solutions offering. New business strategies and initiatives, such as these, can be distracting to our management team, associates and disruptive to our operations. New business initiatives, could also involve significant unanticipated challenges and risks including not advancing our business strategy, not realizing our anticipated return on investment, experiencing difficulty in implementing initiatives, or diverting management’s attention from our other businesses. These events could cause material harm to our business, operating results or financial condition.
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
Kforce employs people primarily in the workplaces of our clients. Inherent risks in our business include possible claims of or relating to: discrimination and harassment; wrongful termination; violations of employment rights related to employment screening or privacy issues; misclassification of workers as employees or independent contractors; violations of wage and hour requirements and other labor laws; employment of illegal aliens; criminal activity; torts; breach of contract; failure to protect confidential personal information; intentional criminal misconduct; misuse or misappropriation of client intellectual property; employee benefits; or other claims. In some cases, we are contractually obligated to indemnify our clients against such risks. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, civil litigation, payment by Kforce of defense costs, monetary damages or fines that may be significant, discontinuation of client relationships or other material adverse effects on our business. To reduce our exposure, we maintain policies, procedures and guidelines to promote compliance with laws, rules, regulations and best practices applicable to our business. Even claims without merit could cause us to incur significant expense or reputational harm. We also maintain insurance coverage for professional malpractice liability, fidelity, employment practices liability and general liability in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost. In this regard, we face various employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. U.S. courts in recent years have been receiving large numbers of wage and hour class action claims alleging misclassification of overtime-eligible workers and/or failure to pay overtime-eligible workers for all hours worked. We are a defendant in purported class actions asserting such claims.
Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.
In the ordinary course of our business, we collect and retain personal information of our associates and consultants and their dependents, and our customers. We are also regularly subjected to cyberattacks and the number and sophistication of such cyberattacks continue to increase. Cyberattacks or other breaches of network or information technology used by our associates and consultants, as well as risks associated with compliance on data privacy, could adversely impact our systems, services, operations, financial results and reputation with clients and potential clients. These attacks include, but are not limited to, attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. While we have policies, procedures and systems in place to detect, prevent and deter cyberattacks or other breaches of our networks, techniques used to obtain unauthorized access or cause system interruption change frequently and may not immediately produce signs of intrusion. As a result, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens and compliance risk. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses from any future breaches of our systems or information. Our information technology may not provide sufficient protection, and as a result we may lose significant information about us, our employees or clients. Other results of these incidents could include, but are not limited to, increased cybersecurity protection costs, litigation, regulatory penalties, monetary damages and reputational damage adversely affecting client or investor confidence.
Our failure to keep pace with technological change in our industry could potentially place us at a competitive disadvantage.
Our future success is likely to depend in part on our ability to successfully keep pace with technological changes and advances occurring across our industry. Our business is reliant on a variety of systems and technologies, including those that support consultant and candidate searching and matching, hiring and tracking, order management, billing and client data analytics. Our success depends in part on our ability to keep pace with rapid technological changes in the development and implementation of these services. If our systems become outdated, or if our investments in technology fail to provide the expected results, then we may be unable to maintain our technological capabilities relative to our competitors and our business could be negatively affected.
Declines in business or a loss of our major client accounts could have a material adverse effect on our revenues and financial results.
Part of our business strategy includes enhancing our service offerings and relationships with larger consumers of temporary staffing and other solutions, which is intended to enable us to profitably grow our revenues with these clients. However, it also creates the potential for concentrating a significant portion of our revenues among our largest clients and exposes us to increased risks arising from decreases in the volume of business from, the pricing of business with, or the possible loss of business with these clients. Organizational changes occurring within those clients, or a deterioration of their financial condition or business prospects, could reduce their need for our services and result in a significant decrease in the revenues we derive from those clients, which could have a material adverse effect on our financial results.

Kforce may be exposed to unforeseeable negative acts by our personnel that could have a material adverse effect on our business.
An inherent risk of employing people internally, in the workplace of other businesses, and/or remotely from home is that many of these individuals have access to information systems and confidential information. The risks of such activity include possible acts of errors and omissions; intentional misconduct; release, misuse or misappropriation of client intellectual property, confidential information, personally identifiable information, funds, or other property; data privacy or cybersecurity breaches affecting our clients and/or us; or other acts. Misconduct by our employees could include intentional or unintentional failures to comply with federal government regulations, engaging in unauthorized activities, or improper use of our clients’ sensitive or classified information, potentially in collusion with third parties, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect any such misconduct may not be effective in controlling such risks or losses, which could have a material adverse effect on our business.
In addition, any such misconduct may give rise to litigation, which could be time-consuming and expensive. To reduce our exposure, we maintain policies, procedures and insurance coverage for types and amounts we believe are appropriate in light of the aforementioned potential exposures. There can be no assurance that the corporate policies and practices we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. In addition, our insurance coverage may not cover all potential claims against us, may require us to meet a deductible or may not continue to be available to us at a reasonable cost.
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
Kforce is dependent on the proper functioning of information systems in operating our business. Critical information systems are used in every aspect of Kforce’s daily operations, perhaps most significantly, in the identification and matching of staffing resources to client assignments and in the client billing and consultant or vendor payment functions. Kforce’s information systems may not perform as expected and are vulnerable to damage or interruption including natural disasters, fire or casualty theft, technical failures, terrorist acts, cybersecurity breaches, power outages, telecommunications failures, physical or software intrusions, computer viruses, employee errors or other events. Our corporate headquarters and data center are located in a hurricane-prone area. Although we have disaster recovery systems for most key information systems, this makes us reliant on third party providers for the restoration of these systems. Failure or interruption of our critical information systems may require significant additional capital and management resources to resolve, which could have a material adverse effect on our business. Additionally, many of our information technology systems and networks are cloud-based or managed by third parties, whose future performance and reliability we cannot control. The risk of a cyberattack or security breach on a third party carries the same risks to Kforce as those associated with our internal systems. We seek to reduce these risks by performing vendor due diligence procedures prior to engaging with any third party vendor who will have access to sensitive data. Additionally, we require audits of the relevant third parties’ information technology processes on an annual basis. However, there can be no assurance that such parties will not experience cybersecurity breaches that could adversely affect our employees, customers and businesses or that our audit or diligence processes will successfully deter or prevent such breach.
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
Risks Related to Legal, Compliance and Regulatory Matters
Kforce may be adversely affected by immigration restrictions and reform.
Our Tech segment utilizes a significant number of foreign nationals employed by us on work visas, primarily under the H-1B visa classification. The H-1B visa classification that enables U.S. employers to hire qualified foreign nationals is subject to legislative and administrative changes, as well as changes in the application of standards and enforcement. Immigration laws and regulations can be significantly affected by the recent change in administration, other political developments and levels of economic activity. Current and future restrictions on the availability of such visas could restrain our ability to employ the skilled professionals we need to meet our clients’ needs, which could have a material adverse effect on our business. The U.S. Citizenship and Immigration Service (“USCIS”) continues to closely scrutinize companies seeking to sponsor, renew or transfer H-1B status, including Kforce and Kforce’s subcontractors and has issued internal guidance to its field offices that appears to narrow the eligibility criteria for H-1B status in the context of staffing services. In addition to USCIS restrictions, certain aspects of the H-1B program are also subject to regulation and review by the U.S. Department of Labor and U.S. Department of State, which have recently increased enforcement activities in the program. Vigorous enforcement and/or legislative or executive action relating to immigration could adversely affect our ability to recruit or retain foreign national consultants, and consequently, reduce our supply of skilled consultants and candidates and subject us to fines, penalties and sanctions, or result in increased labor and compliance costs.
Reclassification of our independent contractors by tax or regulatory authorities could have a material adverse effect on our business model and/or could require us to pay significant retroactive wages, taxes and penalties.
We utilize individuals to provide services in connection with our business as qualified third-party independent contractors rather than our direct employees. Heightened state and federal scrutiny of independent contractor relationships could adversely affect us given that we utilize independent contractors to perform our services. An adverse determination related to the independent contractor status of these subcontracted personnel could result in substantial taxes or other liabilities to us, which could result in a material adverse effect upon our business.
Significant increases in wages or payroll-related costs could have a material adverse effect on our financial results.
Kforce is required to pay a number of federal, state and local payroll and related costs or provide certain benefits such as paid time off, sick leave, unemployment taxes, workers’ compensation and insurance premiums and claims, FICA and Medicare, among others, related to our employees. Costs could also increase as a result of health care reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. We may not be able to increase the fees charged to our clients in a timely manner or in a sufficient amount to cover these potential cost increases.
Adverse results in tax audits or interpretations of tax laws could have an adverse impact on our business.
Kforce is subject to periodic federal, state and local tax audits for various tax years. We also need to comply with new, evolving or revised tax laws and regulations. The Tax Cuts and Jobs Act, enacted in December 2017, continues to require interpretation; in addition, the new administration has indicated it intends to modify key aspects of the tax code, which could materially affect our tax obligations and effective tax rate. Although Kforce attempts to comply with all taxing authority regulations, adverse findings or assessments made by taxing authorities as the result of an audit could have a material adverse effect on Kforce.
Risks Related to Our Indebtedness and Financing
Kforce maintains debt that exposes us to interest rate risk and contains restrictive covenants that could trigger prepayment of obligations or additional costs.
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
Risks Related to Our Industry
The U.S. professional staffing industry in which we operate is significantly affected by fluctuations in general economic and employment conditions.
Demand for staffing services, generally speaking, is significantly affected by the general level of economic activity and employment in the U.S. Even in a strong demand environment, without significant uncertainty and volatility, it is difficult for us to forecast future demand for our services due to the inherent difficulties in forecasting the strength of economic cycles, availability of consultants and candidates and the short-term nature of many of our agreements. As economic activity slows, companies may defer projects for which they utilize our services or reduce their use of temporary employees before laying off permanent employees. In addition, an economic downturn could result in a reduction in the temporary staffing penetration rate, an increase in the unemployment rate and a deceleration of growth in the segments in which we and our clients operate. We may also experience more competitive pricing pressures during periods of economic downturn. Any substantial economic downturn in the U.S. or global impact on the U.S. could have a material adverse effect on our business, financial condition and operating results.
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
Risks Related to Certain Governance Issues
Provisions in Kforce’s articles and bylaws and Florida law may have certain anti-takeover effects.
Kforce’s articles of incorporation and bylaws and Florida law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. In particular, our articles of incorporation provide for a staggered Board of Directors (“Board”) and permit the removal of directors only for cause. Additionally, the Board may issue up to 15 million shares of preferred stock, and fix the rights and preferences thereof, without a further vote of the shareholders. In addition, certain of our officers and managers have employment agreements containing certain provisions that call for substantial payments to be made to such employees in certain circumstances after a change in control. Some or all of these provisions may discourage a future acquisition of Kforce, including an acquisition in which shareholders might otherwise receive a premium for their shares. As a result, shareholders who might desire to participate in such a transaction may not have the opportunity to do so. Moreover, the existence of these provisions could negatively impact the market price of our common stock.
General Risk Factors
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.     PROPERTIES.
We own our corporate headquarters in Tampa, Florida, which is approximately 128,000 square feet of space. In addition, as of December 31, 2020, we leased approximately 209,000 square feet of total office space in 37 field offices located throughout the U.S., with remaining lease terms ranging from two to five years, although a limited number of leases contain short-term renewal provisions that range from month-to-month to one year.
ITEM 3.     LEGAL PROCEEDINGS.
We are involved in legal proceedings, claims and administrative matters that arise in the ordinary course of business. We do not believe that any of our current such proceedings, claims or matters are material. For further information regarding legal proceedings, refer to Note 18 - "Commitments and Contingencies" in the Notes to Consolidated Financial Statements in the section entitled "Litigation," included in Item 8. Financial Statements and Supplementary Data of this report, which is incorporated into this Item 3 by reference.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Holders of Common Stock
Our common stock trades on the NASDAQ using the ticker symbol “KFRC”. As of February 23, 2021, there were 144 holders of record.
Purchases of Equity Securities by the Issuer
In March 2020, the Board approved an increase in our stock repurchase authorization bringing the then-available authorization to $100.0 million. Purchases of common stock under the Plan are subject to certain price, market, volume and timing constraints, which are specified in the plan. As a reaction to the COVID-19 pandemic, Kforce suspended open market purchases of shares in the early part of the second quarter of 2020. The following table presents information with respect to our repurchases of Kforce common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)(2)(3)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	4,949	$37.50	—	$84,540,188
November 1, 2020 to November 30, 2020	1,362	$40.24	—	$84,540,188
December 1, 2020 to December 31, 2020	135,079	$42.57	—	$84,540,188
Total	141,390	$42.37	—	$84,540,188
(1) Includes 4,949 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period October 1, 2020 to October 31, 2020.
(2) Includes 1,362 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period November 1, 2020 to November 30, 2020.
(3) Includes 135,079 shares of stock received upon vesting of restricted stock to satisfy tax withholding requirements for the period December 1, 2020 to December 31, 2020.

ITEM 6.         SELECTED FINANCIAL DATA.
The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the information within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data of this report.

	Year Ended December 31,
	2020	2019 (1)	2018	2017 (2)	2016 (3)
	(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue	$1,397,700	$1,347,387	$1,303,937	$1,253,646	$1,221,078
Gross profit	396,224	395,038	386,487	375,597	376,393
Selling, general and administrative expenses	310,713	314,167	307,250	308,313	318,970
Depreciation and amortization	5,255	6,050	6,836	7,266	7,549
Other expense, net	5,044	3,425	4,521	5,100	3,101
Income from continuing operations, before income taxes	75,212	71,396	67,880	54,918	46,773
Income tax expense	19,173	16,830	17,004	25,324	19,751
Income from continuing operations	56,039	54,566	50,876	29,594	27,022
Income from discontinued operations, net of tax	—	76,296	7,104	3,691	5,751
Net income	$56,039	$130,862	$57,980	$33,285	$32,773
Earnings per share – basic, continuing operations	$2.67	$2.35	$2.05	$1.17	$1.04
Earnings per share – diluted, continuing operations	$2.62	$2.29	$2.02	$1.16	$1.03
Weighted average shares outstanding – basic	20,983	23,186	24,738	25,222	26,099
Weighted average shares outstanding – diluted	21,395	23,772	25,251	25,586	26,274
Dividends declared per share	$0.80	$0.72	$0.60	$0.48	$0.48
	As of December 31,
	2020	2019	2018	2017	2016
	(IN THOUSANDS)
Cash and cash equivalents	$103,486	$19,831	$112	$379	$1,482
Working capital	$230,726	$160,271	$158,104	$161,726	$135,353
Total assets	$479,049	$381,125	$379,908	$384,304	$365,421
Total outstanding borrowings on credit facility	$100,000	$65,000	$71,800	$116,523	$111,547
Total long-term liabilities	$190,948	$128,898	$121,219	$166,308	$160,332
Stockholders’ equity	$179,935	$167,263	$168,331	$134,277	$121,736
(1) SG&A expenses for the year ended December 31, 2019 include $2.0 million of severance and other costs due to actions taken as a result of the GS segment divestiture, which negatively impacted SG&A.
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
EXECUTIVE SUMMARY
The following is an executive summary of what Kforce believes are highlights for 2020, which should be considered in the context of the additional discussions herein and in conjunction with the consolidated financial statements and notes thereto.
•Revenue for the year ended December 31, 2020 increased 3.3%, on a billing day basis, to $1.40 billion in 2020 from $1.35 billion in 2019. Revenue decreased 0.8% for Tech and increased 20.2% for FA.
•Flex revenue increased 4.5% on a billing day basis, to $1.36 billion in 2020 from $1.30 billion in 2019. Flex revenue decreased 0.8%, on a billing day basis, for Tech and increased 25.8%, on a billing day basis, for FA. During 2020, we secured contracts to support government-sponsored COVID-19 related initiatives that benefited FA Flex with $114.7 million in revenues for the year ended December 31, 2020. Excluding revenues from the COVID-19 Business, our FA Flex business would have declined 17.5% in 2020 on a year-over-year basis.
•Direct Hire revenue decreased 29.6% to $33.6 million in 2020 from $47.7 million in 2019.
•Gross profit margin decreased 100 basis points to 28.3% in 2020 due primarily to lower Direct Hire revenue mix. Flex gross profit margin decreased 10 basis points to 26.6% in 2020 from 26.7% in 2019. Flex gross profit margin increased 10 basis points for Tech and decreased 140 basis points for FA.
•SG&A expenses as a percentage of revenue for the year ended December 31, 2020 decreased to 22.2% from 23.3% in 2019 . The decrease is primarily related to leverage from our revenue growth, continued improvements in associate productivity, reductions in certain areas such as travel and office related expenses given pandemic restrictions and overall tight management of spend.
•Income from continuing operations for the year ended December 31, 2020, increased 2.7% to $56.0 million, or $2.62 per share, from $54.6 million, or $2.29 per share, in 2019.
•The Firm returned $46.2 million of capital to our shareholders in the form of open market repurchases totaling $29.4 million, or 1.0 million shares, and quarterly dividends totaling $16.8 million, or $0.80 per share, during the year ended December 31, 2020.
•In March 2020, Kforce entered into a forward-starting interest rate swap agreement with an interest rate of 0.61%, which is added to the applicable margin under our credit facility, resulting in a notional amount of our interest rates swap of $35.0 million, for a total notional amount of $100.0 million for our two interest rate swaps. This was done to primarily reduce liquidity risk at the beginning of the COVID-19 pandemic and to take advantage of historically low interest rates.
•The total amount outstanding under our Credit Facility increased $35.0 million to $100.0 million as of December 31, 2020 as compared to $65.0 million as of December 31, 2019. We exited the year with $3.5 million of net cash compared to $45.2 million of net debt as of December 31, 2019.
•Cash provided by operating activities was $109.2 million during the year ended December 31, 2020 compared to $66.6 million for 2019, primarily due to the deferral of roughly $38.6 million in payroll taxes as a result of the Coronavirus, Aid, Relief and Economic Security Act (the “CARES Act”).

RESULTS OF OPERATIONS
Certain discussions of the changes in our results of operations from the year ended December 31, 2019 as compared to the year ended December 31, 2018 have been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 21, 2020.
In 2020, the U.S. and global macro-economic environments were severely impacted by the COVID-19 economic and health crisis. Certain sectors of the U.S. economy were more acutely impacted by this crisis, such as the hospitality, transportation, retail, entertainment, health services and manufacturing sectors. We generate revenue within each of the aforementioned sectors of the U.S. economy though our top three industries served are financial services, business services and telecommunications., which have not been as acutely impacted by this crisis.
Despite certain adverse effects to our business due to the abrupt economic disruption from the COVID-19 economic and health crisis and related governmental rules and regulations, we believe we were strategically well-situated as we entered the crisis in early 2020. The decisions we made to principally focus our efforts on helping world-class companies solve their strategic objectives by providing critical technology talent and solutions provided an important level of resilience to our revenues in 2020. In addition, the COVID-19 Business provided an important level of support to overall FA revenues, which were more acutely impacted at the beginning of this crisis. Our strategic positioning and execution resulted in what we believe is strong financial performance in 2020 and provides us confidence moving forward.
The following table presents certain items in our Consolidated Statements of Operations and Comprehensive Income as a percentage of revenue for the years ended:

	DECEMBER 31,
	2020	2019	2018
Revenue by segment:
Tech	75.1%	78.5%	75.9%
FA	24.9	21.5	24.1
Total Revenue	100.0%	100.0%	100.0%
Revenue by type:
Flex	97.6%	96.5%	96.5%
Direct Hire	2.4	3.5	3.5
Total Revenue	100.0%	100.0%	100.0%
Gross profit	28.3%	29.3%	29.6%
Selling, general and administrative expenses	22.2%	23.3%	23.6%
Depreciation and amortization	0.4%	0.4%	0.5%
Income from operations	5.7%	5.6%	5.6%
Income from continuing operations, before income taxes	5.4%	5.3%	5.2%
Income from continuing operations	4.0%	4.0%	3.9%
Income from discontinued operations, net of tax	—%	5.7%	0.5%
Net income	4.0%	9.7%	4.4%

Revenue. The following table presents revenue by type for each segment and percentage change from the prior period for the years ended December 31 (in thousands):

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Tech
Flex revenue	$1,032,901	(0.4)%	$1,037,380	6.8%	$971,310
Direct Hire revenue	16,727	(18.3)%	20,479	9.1%	18,779
Total Tech revenue	$1,049,628	(0.8)%	$1,057,859	6.8%	$990,089
FA
Flex revenue	$331,196	26.3%	$262,307	(8.6)%	$286,939
Direct Hire revenue	16,876	(38.0)%	27,221	1.2%	26,909
Total FA revenue	$348,072	20.2%	$289,528	(7.7)%	$313,848

Total Flex revenue	$1,364,097	5.0%	$1,299,687	3.3%	$1,258,249
Total Direct Hire revenue	33,603	(29.6)%	47,700	4.4%	45,688
Total Revenue	$1,397,700	3.7%	$1,347,387	3.3%	$1,303,937
Our quarterly operating results are affected by the number of billing days in a quarter. The following table presents the year-over-year revenue growth rates, on a billing day basis, for the last five quarters (in thousands, except Billing Days):

	Year-Over-Year Revenue Growth Rates
	(Per Billing Day)
	Q4 2020	Q3 2020	Q2 2020	Q1 2020	Q4 2019
Billing days	62	64	64	64	62
Tech Flex	0.8%	(4.2)%	(3.0)%	3.3%	4.8%
FA Flex	26.0%	51.6%	28.7%	(3.4)%	(7.6)%
Total Flex	5.9%	6.9%	3.4%	1.9%	2.1%
Flex Revenue. The key drivers of Flex revenue are the number of consultants on assignment, billable hours, the bill rate per hour and, to a limited extent, the amount of billable expenses incurred by Kforce.
Flex revenue for our largest segment, Tech, decreased 0.4% (0.8% on a billing day basis) during the year ended December 31, 2020, as compared to the same period in 2019. The decline was primarily driven by assignment ends with clients in industries that were most significantly impacted by the COVID-19 economic and health crisis and lower overall demand for our services as a result of the crisis. The number of consultants on assignment in Tech Flex have grown 15% since early June 2020 and new assignment starts in the fourth quarter of 2020 increased 16% from the third quarter of 2020. Additionally, lower billable hours in our Tech business were partially offset by higher average bill rates, which increased 4.3% on a year-over-year basis in 2020. This increase was primarily due to our clients retaining our more highly skilled consultants given the scarcity of talent and the assignments that were ended at the onset of this pandemic were lower skilled areas that were less capable of working remotely. We believe that the crisis has exponentially elevated the imperative for companies to rapidly digitize their businesses, transform business models and drive productivity gains through technology investment. We expect growth in our Tech Flex business in 2021 as COVID-19 related restrictions ease and economic momentum builds.
Our FA segment experienced an increase in Flex revenue of 26.3% during the year ended December 31, 2020, as compared to the same period in 2019, primarily driven by the COVID-19 Business that contributed approximately $114.7 million in revenue during the year ended December 31, 2020. This positively impacted FA Flex revenue growth rates by 43.7% for 2020. Similar to our Tech Flex business, we have been successful at growing the number of consultants on assignment in our FA business (excluding the COVID-19 Business) by 33% since early June 2020. As we move into 2021, we expect overall revenues in FA Flex to decline as a result of expected declines in revenues from our COVID-19 Business as well as the strategic migration of our FA business towards more highly-skilled roles that are less susceptible to technological change location and automation.

The following table presents the key drivers for the change in Flex revenue by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2020 vs. 2019		2019 vs. 2018
Key Drivers - Increase (Decrease)	Tech	FA	Tech	FA
Volume - hours billed	$(41,950)	$91,662	$35,194	$(38,922)
Bill rate	42,088	(22,396)	30,469	14,145
Billable expenses	(4,617)	(377)	407	145
Total change in Flex revenue	$(4,479)	$68,889	$66,070	$(24,632)
The following table presents total Flex hours billed by segment and percentage change over the prior period for the years ended December 31 (in thousands):

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Tech	13,070	(4.1)%	13,625	3.7%	13,145
FA	9,615	35.0%	7,120	(13.6)%	8,241
Total Flex hours billed	22,685	9.4%	20,745	(3.0)%	21,386
Direct Hire Revenue. The key drivers of Direct Hire revenue are the number of placements and the associated placement fee. Direct Hire revenue also includes conversion revenue, which may occur when a consultant initially assigned to a client on a temporary basis is later converted to a permanent placement for a fee.
Direct Hire revenue decreased 29.6% during the year ended December 31, 2020, as compared to the same period in 2019, primarily driven by a significant decline in the volume of placements due to the economic environment. However, we have seen a sequential increase in our Direct Hire revenue during the third and fourth quarters of 2020 and expect this trend to continue in the first quarter of 2021.
The following table presents the key drivers for the change in Direct Hire revenue over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2020 vs. 2019		2019 vs. 2018
Key Drivers - Increase (Decrease)	Tech	FA	Tech	FA
Volume - number of placements	$(4,331)	$(10,636)	$1,113	$(1,903)
Placement fee	579	291	587	2,215
Total change in Direct Hire revenue	$(3,752)	$(10,345)	$1,700	$312
The following table presents the total number of placements by segment and percentage change over the prior period for the years ended December 31:

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Tech	868	(21.2)%	1,101	6.0%	1,039
FA	1,176	(39.1)%	1,930	(7.1)%	2,077
Total number of placements	2,044	(32.6)%	3,031	(2.7)%	3,116
The following table presents the average fee per placement by segment and percentage change over the prior period for the years ended December 31:

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Tech	$19,271	3.6%	$18,604	3.0%	$18,070
FA	$14,351	1.8%	$14,103	8.8%	$12,957
Total average placement fee	$16,440	4.5%	$15,738	7.3%	$14,662

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
The following table presents the gross profit percentage (gross profit as a percentage of total revenue) for each segment and percentage change over the prior period for the years ended December 31:

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Tech	27.6%	(0.4)%	27.7%	(1.1)%	28.0%
FA	30.6%	(13.1)%	35.2%	1.1%	34.8%
Total gross profit percentage	28.3%	(3.4)%	29.3%	(1.0)%	29.6%

Total gross profit percentage decreased 100 basis points for the year ended December 31, 2020, as compared to the same period in 2019, primarily driven by the decrease in the mix of Direct Hire revenue.
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
The following table presents the Flex gross profit percentage for each segment and percentage change over the prior period for the years ended December 31:

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Tech	26.4%	0.4%	26.3%	(1.1)%	26.6%
FA	27.1%	(4.9)%	28.5%	(0.3)%	28.6%
Total Flex gross profit percentage	26.6%	(0.4)%	26.7%	(1.5)%	27.1%
The 10 basis point decrease in Flex gross profit percentage for the year ended December 31, 2020, as compared to the same period in 2019, was primarily due to lower Flex gross profit margins on the COVID-19 Business and some spread compression in our FA business unrelated to the COVID-19 Business.
Overall, our Flex gross profit percentage decreased slightly for the year ended December 31, 2020, as compared to the same period in 2019, although there were notable fluctuations within our segments.

•Tech Flex gross profit margins increased 10 basis points for the year ended December 31, 2020 as compared to the same period in 2019, primarily due to a more favorable payroll tax environment. As we look towards 2021, we expect spreads in our Tech Flex business to be relatively stable.

•FA Flex gross profit margins decreased 140 basis points for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to the COVID-19 Business, which contributed a lower gross profit margin than the rest of the FA portfolio. The estimated Flex gross profit margin for the COVID-19 business was 25.4%, which is roughly 250 basis points lower than the remaining FA Flex business. As we look towards 2021, we expect spreads to be relatively stable outside of the revenue mix impact from the COVID-19 Business, which will likely continue to impact Flex gross profit margins on a year-over-year basis in the first quarter of 2021.

The following table presents the key drivers for the change in Flex gross profit by segment over the prior period (in thousands):

	YEAR ENDED DECEMBER 31,		YEAR ENDED DECEMBER 31,
	2020 vs. 2019		2019 vs. 2018
Key Drivers - Increase (Decrease)	Tech	FA	Tech	FA
Revenue impact	$(1,177)	$19,655	$17,592	$(7,056)
Profitability impact	1,669	(4,864)	(3,700)	(297)
Total change in Flex gross profit	$492	$14,791	$13,892	$(7,353)
Kforce continues to focus on effective pricing and optimizing the spread between bill rates and pay rates. We believe this will serve over time to obtain the optimal volume, rate, effort and duration of assignment, while ultimately maximizing the benefit for our clients, our consultants and Kforce.

SG&A Expenses. Total compensation, commissions, payroll taxes and benefit costs as a percentage of SG&A represented 83.0%, 83.1% and 83.6% of SG&A for the years ended December 31, 2020, 2019 and 2018, respectively. Commissions and other bonus incentives for our revenue-generating talent are variable costs driven primarily by revenue and gross profit levels, and associate performance. Therefore, as gross profit levels change, these expenses would also generally be anticipated to change, but remain relatively consistent as a percentage of revenue.
The following table presents certain components of SG&A as a percentage of total revenue for the years ended December 31 (in thousands):

	2020	% of Revenue	2019	% of Revenue	2018	% of Revenue
Compensation, commissions, payroll taxes and benefits costs	$257,802	18.4%	$261,185	19.4%	$256,793	19.7%
Other (1)	52,911	3.8%	52,982	3.9%	50,457	3.9%
Total SG&A	$310,713	22.2%	$314,167	23.3%	$307,250	23.6%
(1) Includes items such as bad debt expense, lease expense, professional fees, travel, telephone, computer and certain other expenses.
SG&A as a percentage of revenue decreased 110 basis points in 2020, as compared to 2019. The decrease is primarily driven by leverage from our revenue growth, continued improvements in associate productivity, reductions in certain areas such as travel and office related expenses given COVID-19 restrictions and overall tight management of spend. During 2020, we prioritized the retention of our most productive people and more tightly managed overall SG&A spend. For the year ended December 31, 2020, SG&A was negatively impacted by an increase in credit loss reserves due to a higher estimated risk of default within our accounts receivable portfolio resulting from the current economic and health crisis, as well as approximately $1.9 million in operating lease and other expenses related to the streamlining of our field offices. Included in the year ended December 31, 2019 was approximately $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture, which negatively impacted SG&A.
The Firm continues to focus on improving the productivity of our associates and generating increased operating leverage as revenues grow.
Depreciation and Amortization. The following table presents depreciation and amortization expense and percentage change over the prior period by major category for the years ended December 31 (in thousands):

	2020	Increase (Decrease)	2019	Increase (Decrease)	2018
Fixed asset depreciation (includes finance leases)	$4,073	(17.4)%	$4,929	(13.7)%	$5,712
Capitalized software amortization	1,182	5.4%	1,121	(0.3)%	1,124
Total Depreciation and amortization	$5,255	(13.1)%	$6,050	(11.5)%	$6,836
Other Expense, Net. Other expense, net was $5.0 million in 2020, $3.4 million in 2019 and $4.5 million in 2018, and consisted primarily of interest expense related to outstanding borrowings under our credit facility.
During the years ended December 31, 2020 and 2019, Other expense, net also included our proportionate share of the loss from WorkLLama, LLC (“WorkLLama”), equity method investment of $1.7 million and $0.8 million, respectively. Although the impact of the COVID-19 economic and health crisis remains highly uncertain, it could have a material adverse effect on the fair value of our equity method investment in WorkLLama. If the fair value falls below the book value of the equity method investment, we would be required to evaluate whether an other-than-temporary impairment has occurred. Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion on our equity method investment.
Income Tax Expense. Income tax expense as a percentage of income from continuing operations, before income taxes (our “effective tax rate” for continuing operations) for the years ended December 31, 2020, 2019 and 2018 were 25.5%, 23.6% and 25.1%, respectively. The 2020 effective tax rate was negatively impacted by a lower Work Opportunity Tax Credit in 2020 versus 2019. The 2019 effective tax rate was favorably impacted primarily by a greater tax benefit from the vesting of restricted stock and favorable tax adjustments compared to 2018.
Income from Discontinued Operations, Net of Tax. During 2019, we completed the sale of the GS segment, which consisted of KGS and TraumaFX® Solutions, Inc. (“TFX”), our federal government product business. Kforce did not have significant continuing involvement in the operations of KGS or TFX after the sale and reported the GS segment as discontinued operations in the consolidated statements of operations for all years presented. Refer to Note 2 - “Discontinued Operations” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a more detailed discussion.
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
The effective tax rates for discontinued operations, including the gain on sale of discontinued operations, for the years ended December 31, 2019 and 2018 were 4.4% and 23.4%, respectively. There was no activity relating to discontinued operations in 2020. The GS effective tax rate for 2019 was low because of the minimal income tax obligation for the sale of KGS due to the efficient tax structure of the transaction. The GS effective tax rate for 2018 was positively impacted by the TCJA. The GS effective tax rate for 2017 was unfavorably impacted by the revaluation of our net deferred tax assets as a result of the TCJA.
Non-GAAP Financial Measures
Free Cash Flow. “Free Cash Flow”, a non-GAAP financial measure, is defined by Kforce as net cash provided by operating activities determined in accordance with GAAP, less capital expenditures. Management believes this provides an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and is useful information to investors as it provides a measure of the amount of cash generated from the business that can be used for strategic opportunities including investing in our business, making acquisitions, repurchasing common stock or paying dividends. Free cash flow has limitations due to the fact that it does not represent the residual cash flow available for discretionary expenditures. Therefore, we believe it is important to view free cash flow as a complement to our Consolidated Statements of Cash Flows. Free cash flows includes results from discontinued operations for the years ended December 31, 2020, 2019 and 2018.
The following table presents Free Cash Flow (in thousands):

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Net income	$56,039	$130,862	$57,980
Non-cash provisions and other	27,582	(51,650)	22,643
Changes in operating assets/liabilities	25,538	(12,595)	7,100
Net cash provided by operating activities	109,159	66,617	87,723
Capital expenditures	(6,475)	(10,359)	(5,170)
Free cash flow	102,684	56,258	82,553
Equity method investment	(4,000)	(9,000)	—
Change in debt	35,000	(6,800)	(44,723)
Repurchases of common stock	(35,613)	(124,453)	(22,187)
Cash dividends	(16,787)	(16,608)	(14,871)
Net proceeds from the sale of assets held for sale	3,548	122,544	1,000
Other	(1,177)	(2,222)	(2,039)
Change in cash and cash equivalents	$83,655	$19,719	$(267)
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

The following table presents Adjusted EBITDA and includes a reconciliation of Adjusted EBITDA to net income (in thousands):

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Net income	$56,039	$130,862	$57,980
Income from discontinued operations, net of tax	—	76,296	7,104
Income from continuing operations	56,039	54,566	50,876
Depreciation and amortization	5,255	6,050	6,836
Stock-based compensation expense	11,595	9,825	8,489
Interest expense, net	3,396	2,586	4,468
Income tax expense	19,173	16,830	17,004
Loss from equity method investment	1,681	831	—
Adjusted EBITDA	$97,139	$90,688	$87,673
Adjusted EBITDA, for the year ended December 31, 2019, was negatively impacted by $2.0 million of severance and other costs due to actions taken as a result of the KGS divestiture.
LIQUIDITY AND CAPITAL RESOURCES
To meet our capital and liquidity requirements, we primarily rely on operating cash flow, as well as borrowings under our credit facility. At December 31, 2020 and 2019, we had $103.5 million and $19.8 million, respectively, in cash and cash equivalents, which consisted primarily of government money market funds. At December 31, 2020, Kforce had $230.7 million in working capital compared to $160.3 million at December 31, 2019.
Cash Flows
Our business has historically generated a significant amount of operating cash flows, which gives us a great opportunity to balance deploying available capital towards (i) investing in our infrastructure to allow sustainable growth via capital expenditures, (ii) our dividend and share repurchase programs, and (iii) maintaining sufficient liquidity to complete acquisitions or other strategic investments.
The following table presents a summary of our net cash flows from operating, investing and financing activities (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2020	2019	2018
Operating activities	$109,159	$66,617	$87,723
Investing activities	(6,927)	103,185	(4,170)
Financing activities	(18,577)	(150,083)	(83,820)
Change in cash and cash equivalents	$83,655	$19,719	$(267)
Our Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). As previously discussed, the GS segment was sold and has been reflected as discontinued operations. The absence of cash flows from the GS segment is not expected to have a significant effect on the future liquidity, financial position or capital resources of Kforce.
The following table provides information for the total operating and investing cash flows for the GS segment (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2020	2019	2018
GS Operating Activities	$—	$4,547	$10,937
GS Investing Activities	$—	$117,798	$(927)
Operating Activities
Cash provided by operating activities was $109.2 million during the year ended December 31, 2020, as compared to $66.6 million during the year ended December 31, 2019. Our largest source of operating cash flows is the collection of trade receivables, and our largest use of operating cash flows is the payment of our associate and consultant compensation. The increase was primarily driven by the deferral of the employer portion of social security taxes, which amounted to $38.6 million, which will be paid equally in 2021 and 2022 as prescribed by the CARES Act, continued positive performance of our accounts receivable portfolio and profitable revenue growth.
Investing Activities
Cash used in investing activities was $6.9 million during the year ended December 31, 2020, as compared to cash provided by investing activities of $103.2 million during the year ended December 31, 2019, which includes capital expenditures. Cash flows from investing activities for the year ended December 31, 2020 includes the receipt of proceeds from the sale of assets held within the Rabbi Trust, as well as capital investments in our WorkLLama joint venture. Cash flows from investing activities during the year ended December 31, 2019, include the net proceeds from the sale of assets held for sale, as well as capital invested in WorkLLama. We expect to continue selectively investing in our infrastructure, primarily focusing on implementing new and upgrading existing technologies that we expect will provide the most benefit.
Financing Activities
Cash used in financing activities was $18.6 million during the year ended December 31, 2020, as compared to $150.1 million during the year ended December 31, 2019. This was primarily driven by the $35.0 million draw down on our Credit Facility during the year ended December 31, 2020, partially offset by a decrease in cash used for repurchases of common stock to conserve our liquidity during the pandemic.
The following table presents the cash flow impact of the common stock repurchase activity for the years ended December 31 (in thousands):

	2020	2019	2018
Open market repurchases	$29,386	$118,324	$16,069
Repurchase of shares related to tax withholding requirements for vesting of restricted stock	6,227	6,129	6,118
Total cash flow impact of common stock repurchases	$35,613	$124,453	$22,187

Cash paid in current year for settlement of prior year repurchases	$—	$556	$3,323
During the years ended December 31, 2020, 2019 and 2018, Kforce declared and paid dividends of $16.8 million ($0.80 per share), $16.6 million ($0.72 per share) and $14.9 million ($0.60 per share), respectively. On February 5, 2021, Kforce’s Board approved a 15% increase to the Company's quarterly dividend from $0.20 per share to $0.23 per share. The declaration, payment and amount of future dividends are discretionary and will be subject to determination by Kforce’s Board each quarter following its review of, among other things, the Firm’s current and expected financial performance as well as the ability to pay dividends under applicable law.
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
Credit Facility
On May 25, 2017, the Firm entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein (the “Credit Facility”). The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral. Refer to Note 14 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of our Credit Facility. As of December 31, 2020, $100.0 million was outstanding and $198.5 million, subject to certain covenants, was available and as of December 31, 2019, $65.0 million was outstanding under the Credit Facility.
Kforce entered into two forward-starting interest rate swap agreements (the “Swaps”) to mitigate the risk of rising interest rates and the Swaps have been designated as a cash flow hedges. Refer to Note 15 - “Derivative Instrument and Hedging Activity” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the Swaps. As of December 31, 2020 and 2019, the fair value of the Swaps was a liability of $1.8 million and $0.2 million, respectively.
Stock Repurchases
The following table presents the open market repurchase activity under the Board-authorized common stock repurchase program for the years ended December 31 (in thousands):

	2020 (1)(2)		2019
	Shares	$	Shares	$
Open market repurchases	1,020	$29,386	3,315	$117,768
(1) In March 2020, the Board approved an increase in our stock repurchase authorization to an aggregate total of $100.0 million.
(2) In April 2020, we suspended open market stock repurchases.
As of December 31, 2020, $84.5 million remained available for further repurchases under the Board-authorized common stock repurchase program.

Off-Balance Sheet Arrangements
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2020, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $1.5 million.
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in WorkLLama, a newly formed LLC that is accounted for as an equity method investment. Refer to Note 1 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, which discusses a contingent obligation related to this equity method investment.
These off-balance sheet arrangements do not have a material impact on our liquidity or capital resources. These off-balance sheet arrangements do not provide financing, liquidity, market or credit risk support.
Contractual Obligations and Commitments
The following table presents our expected future contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Credit facility (1)	$107,847	$2,554	$103,968	$1,325	$—
Operating lease obligations	21,917	6,115	4,390	8,968	2,444
Finance lease obligations	131	88	35	8	—
Purchase obligations (2)	11,739	9,328	1,786	625	—
Notes and interest payable (3)	224	224	—	—	—
Deferred compensation plans liability (4)	38,344	3,842	6,035	5,953	22,514
Supplemental Executive Retirement Plan (5)	24,967	—	15,231	—	9,736
Liability for unrecognized tax positions (6)	—	—	—	—	—
Total	$205,169	$22,151	$131,445	$16,879	$34,694
(1) Our credit facility matures May 25, 2022. Our interest rate as of December 31, 2020 was used to forecast the expected future interest rate payments. These payments are inherently uncertain due to fluctuations in interest rates and outstanding borrowings that will occur over the remaining term of the credit facility.
(2) Purchase obligations include agreements to purchase goods and services that are enforceable, legally binding and specify all significant terms.
(3) Our notes payable as of December 31, 2020 relates to equipment financing arrangements and are classified in Other current liabilities if payable within the next year or in Other long-term liabilities if payable after the next year in the accompanying Consolidated Balance Sheets. The interest rate on the notes range from 2.58% to 2.71% and expire between April 2020 and October 2021.
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
(5) There is no funding requirement associated with our Supplemental Executive Retirement Plan (“SERP”) and, as a result, no contributions have been made through the year ended December 31, 2020. Kforce does not currently anticipate funding the SERP during 2021. Kforce has included the total undiscounted projected benefit payments, as determined at December 31, 2020, in the table above.
(6) Kforce’s liability for unrecognized tax positions, as of December 31, 2020, was $0.2 million. This balance has been excluded from the table above due to the significant uncertainty with respect to the timing and amount of settlement, if any.
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

Allowance for Credit Losses
Management performs an ongoing analysis of factors in establishing its allowance for doubtful accounts including recent write-off and delinquency trends, a specific analysis of significant receivable balances that are past due, the concentration of accounts receivable among clients and higher-risk sectors, and the current state of the U.S. economy. A 10% change in accounts reserved, at December 31, 2020, would have impacted our net income by approximately $0.3 million in 2020.
On January 1, 2020, we adopted an accounting standard that requires companies to estimate and recognize lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. The accounting standard applies to most financial assets, including trade receivables and direct financing leases. The standard does not apply to the receivables arising from operating leases. Upon adoption of the new standard on January 1, 2020, we recognized a credit loss adjustment related to adoption of this accounting standard as a cumulative adjustment to retained earnings. For details, refer to Note 5 - “Allowance for credit losses” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report.
Accounting for Income Taxes
Our effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we conduct business. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions, including those that may be uncertain.
We are also required to exercise judgment with respect to the realization of our net deferred tax assets. Management evaluates positive and negative evidence and exercises judgment regarding past and future events to determine if it is more likely than not that all or some portion of the deferred tax assets may not be realized. If appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. A 0.5% change in our effective tax rate would have impacted our net income by approximately $0.4 million in 2020.
Refer to Note 7 – “Income Taxes” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the components of our income tax expense, as well as the temporary differences that exist as of December 31, 2020.
Equity Method Investment
Initial Investment
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in WorkLLama, which is accounted for us as an equity method investment. Under the joint venture operating agreement, Kforce is obligated to make additional cash contributions subsequent to the initial contribution, contingent on certain operational and financial milestones. Management evaluated the probability of the achievement of these milestones and recorded the estimated future contributions as part of the initial investment.
Impairment Assessment
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
Refer to Note 9 – “Goodwill” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the valuation methodologies employed.
Self-Insured Liabilities
We are self-insured for certain losses related to health insurance claims that are below insurable limits. However, we obtain third-party insurance coverage to limit our exposure to claims in excess of insurable limits. When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, plan structure, internal claims management activities, demographic factors and severity factors. Periodically, management reviews its assumptions to determine the adequacy of our self-insured liabilities.
Our self-insured liabilities contain uncertainties because management is required to make assumptions and to apply judgment to estimate the ultimate total cost to settle reported claims and claims incurred but not reported (“IBNR”) as of the balance sheet date. A 10% change in our self-insured liabilities related to health insurance, as of December 31, 2020, would have impacted our net income by approximately $0.5 million in 2020.
Defined Benefit Pension Plan
The SERP is a defined benefit pension plan that benefits certain named executive officers. The SERP was not funded as of December 31, 2020 or 2019. When estimating the obligation for our pension benefit plan, management is required to make certain assumptions and to apply judgment with respect to determining an appropriate discount rate, bonus percentage assumptions and expected effect of future compensation increases for the participants in the plan.
A 10% change in the discount rate used to measure the net periodic pension cost for the SERP would have had an insignificant impact on our net income in 2020.
Refer to Note 13 – “Employee Benefit Plans” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for a complete discussion of the terms of this plan.
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
As of December 31, 2020, we had $100.0 million outstanding under our credit facility. Refer to Note 14 - “Credit Facility” in the Notes to Consolidated Financial Statements, included in Item 8. Financial Statements and Supplementary Data of this report, for further details on our Credit Facility. A hypothetical 10% increase in interest rates on variable debt in effect at December 1, 2020 would have had no effect on our annual interest expense because we had no variable debt at December 31, 2020.
On April 21, 2017, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank, N.A. (“Swap A”) to mitigate the risk of rising interest rates on the Firm’s financial statements. Swap A has a rate of 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of the Swap based on the notional amount of Swap A. The effective date of Swap A is May 31, 2017, and the maturity date is April 29, 2022. The notional amount of Swap A was $65.0 million and decreased to $25.0 million at May 2020, and will remain at that amount through maturity.
On March 12, 2020, Kforce entered into a forward-starting interest rate swap agreement with Wells Fargo Bank N.A. (“Swap B”). Swap B was effective on March 17, 2020 and matures on May 30, 2025. Swap B has a fixed interest rate of 0.61% and a notional amount of $75.0 million and increases to $100.0 million in May 2022, and subsequently decreases to $75.0 million and $40.0 million in May 2023 and May 2024, respectively. The increases in the notional amount of Swap B correspond to the decreases in the notional amount of Swap A.
LIBOR is expected to be discontinued after 2021. In March 2020, the FASB issued authoritative guidance, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR and are affected by reference rate reform if certain criteria are met. Entities may adopt the provisions of the new standard as of the beginning of the reporting period when the election is made between March 12, 2020 through December 31, 2022. We adopted this optional standard effective January 1, 2020 using the prospective method, and utilized the optional expedients for cash flow hedges to assume that a hedged forecasted transaction is probable of occurring and that the reference rate will not be replaced for the remainder of a hedging relationship.

TEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Kforce Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kforce Inc. and subsidiaries (“Kforce”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited Kforce’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kforce as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Kforce maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
In June 2019, Kforce entered into a joint venture whereby Kforce has a 50% noncontrolling ownership in WorkLLama, LLC ("WorkLLama"). The noncontrolling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, the investment carrying value is recorded at cost and adjusted for the proportionate share of earnings or losses. Management reviews the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss would be recognized in the event that an other-than-temporary decline in fair value of an investment occurs. Management’s estimate of fair value of an investment is based on the income approach and/or market approach, which requires management to make significant estimates and assumptions related to the discount rate and forecasted operating results for

WorkLLama. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The balance of the investment in WorkLLama of $10.5 million was included in Other assets, net in the Consolidated Balance Sheet at December 31, 2020.
We identified management’s quantitative impairment analysis for the equity method investment in WorkLLama as a critical audit matter because of the significant amount of judgment required by management to estimate the fair value of WorkLLama. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasted operating results.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasted operating results used by management to estimate the fair value of WorkLLama included the following, among others:
•We tested the effectiveness of controls over management’s impairment evaluation, including those over the discount rate and forecasted operating results.
•Due to the lack of operating history available for the equity method investment, we evaluated the reasonableness of management’s forecasts as follows:
◦Obtained an understanding of and performed audit procedures over management’s forecasting process, including the sources of information used, the underlying significant assumptions, and sensitivity to changes in these significant assumptions.
◦Compared the forecast to (1) internal communications to management and Board of Directors, (2) current year operating results, and (3) forecasted information included in analyst and industry reports for the Company.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and assumptions used to determine the fair value of WorkLLama, such as the discount rate, by:
◦Testing the underlying source information and mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the assumptions used by management.
◦For the discount rate, we compared the amount used by management to the amounts associated with other companies with a similar risk profile, and
◦Evaluating the interaction between the discount rate and the forecasts to understand and sensitize management’s     assumptions regarding risk inherent in the forecast.

/s/ Deloitte & Touche LLP

Tampa, Florida
February 26, 2021
We have served as Kforce’s auditor since 2000.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Revenue	$1,397,700	$1,347,387	$1,303,937
Direct costs	1,001,476	952,349	917,450
Gross profit	396,224	395,038	386,487
Selling, general and administrative expenses	310,713	314,167	307,250
Depreciation and amortization	5,255	6,050	6,836
Income from operations	80,256	74,821	72,401
Other expense, net	5,044	3,425	4,521
Income from continuing operations, before income taxes	75,212	71,396	67,880
Income tax expense	19,173	16,830	17,004
Income from continuing operations	56,039	54,566	50,876
Income from discontinued operations, net of tax	—	76,296	7,104
Net income	56,039	130,862	57,980
Other comprehensive (loss) income:
Defined benefit pension plans, net of tax	(1,706)	(2,183)	881
Change in fair value of interest rate swap, net of tax	(1,191)	(807)	315
Comprehensive income	$53,142	$127,872	$59,176

Earnings per share - basic:
Continuing operations	$2.67	$2.35	$2.05
Discontinued operations	—	3.29	0.29
Earnings per share – basic	$2.67	$5.64	$2.34

Earnings per share - diluted:
Continuing operations	$2.62	$2.29	$2.02
Discontinued operations	—	3.21	0.28
Earnings per share – diluted	$2.62	$5.50	$2.30

Weighted average shares outstanding – basic	20,983	23,186	24,738
Weighted average shares outstanding – diluted	21,395	23,772	25,251
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$103,486	$19,831
Trade receivables, net of allowances of $3,204 and $2,078, respectively	228,373	217,929
Prepaid expenses and other current assets	7,033	7,475
Total current assets	338,892	245,235
Fixed assets, net	26,804	29,975
Other assets, net	77,575	72,838
Deferred tax assets, net	10,738	8,037
Goodwill	25,040	25,040
Total assets	$479,049	$381,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$35,533	$33,232
Accrued payroll costs	65,849	44,001
Current portion of operating lease liabilities	5,520	5,685
Other current liabilities	300	1,168
Income taxes payable	964	878
Total current liabilities	108,166	84,964
Long-term debt – credit facility	100,000	65,000
Other long-term liabilities	90,948	63,898
Total liabilities	299,114	213,862
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.01 par; 15,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par; 250,000 shares authorized, 72,600 and 72,202 issued and outstanding, respectively	726	722
Additional paid-in capital	472,378	459,545
Accumulated other comprehensive loss	(4,423)	(1,526)
Retained earnings	388,645	350,545
Treasury stock, at cost; 50,427 and 49,277 shares, respectively	(677,391)	(642,023)
Total stockholders’ equity	179,935	167,263
Total liabilities and stockholders’ equity	$479,049	$381,125
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2017	71,494	$715	$437,394	$100	$195,143	45,167	$(499,075)	$134,277
Net income	—	—	—	—	57,980	—	—	57,980
Cumulative effect of revenue recognition accounting standard, net of tax of $63	—	—	—	—	(179)	—	—	(179)
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	357	4	762	—	(766)	—	—	—
Exercise of stock options	5	—	46	—	—	1	(46)	—
Stock-based compensation expense	—	—	8,797	—	—	—	—	8,797
Employee stock purchase plan	—	—	338	—	—	(19)	211	549
Dividends ($0.60 per share)	—	—	—	—	(14,870)	—	—	(14,870)
Defined benefit pension plans, net of tax benefit of $314	—	—	—	881	—	—	—	881
Change in fair value of interest rate swap, net of tax of $107	—	—	—	315	—	—	—	315
Repurchases of common stock	—	—	—	—	—	673	(19,419)	(19,419)
Balance, December 31, 2018	71,856	719	447,337	1,296	237,308	45,822	(518,329)	168,331
Net income	—	—	—	—	130,862	—	—	130,862
Reclassification of stranded tax effects (Note 1)	—	—	—	168	(168)	—	—	—
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	346	3	846	—	(849)	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,007	—	—	—	—	11,007
Employee stock purchase plan	—	—	355	—	—	(17)	203	558
Dividends ($0.72 per share)	—	—	—	—	(16,608)	—	—	(16,608)
Defined benefit pension plan, no tax benefit	—	—	—	(2,183)	—	—	—	(2,183)
Change in fair value of interest rate swap, net of tax of $272	—	—	—	(807)	—	—	—	(807)
Repurchases of common stock	—	—	—	—	—	3,472	(123,897)	(123,897)
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	72,202	$722	$459,545	$(1,526)	$350,545	49,277	$(642,023)	$167,263
Net income	—	—	—	—	56,039	—	—	56,039
Adoption of new accounting standard (Note 5), net of tax of $75	—	—	—	—	(214)	—	—	(214)
Issuance for stock-based compensation and dividend equivalents, net of forfeitures	398	4	934	—	(938)	—	—	—
Stock-based compensation expense	—	—	11,595	—	—	—	—	11,595
Employee stock purchase plan	—	—	304	—	—	(19)	245	549
Dividends ($0.80 per share)	—	—	—	—	(16,787)	—	—	(16,787)
Defined benefit pension plan, no tax benefit	—	—	—	(1,706)	—	—	—	(1,706)
Change in fair value of interest rate swap, net of tax benefit of $404	—	—	—	(1,191)	—	—	—	(1,191)
Repurchases of common stock	—	—	—	—	—	1,169	(35,613)	(35,613)
Balance, December 31, 2020	72,600	$726	$472,378	$(4,423)	$388,645	50,427	$(677,391)	$179,935

The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$56,039	$130,862	$57,980
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of assets held for sale	—	(79,318)	—
Deferred income tax provision, net	(2,298)	(49)	989
Provision for bad debts	2,130	1,209	1,820
Depreciation and amortization	5,255	6,481	8,265
Stock-based compensation expense	11,595	9,912	8,797
Defined benefit pension plans expense	842	862	1,821
Loss on deferred compensation plan investments, net	702	245	563
Loss on disposal or impairment of assets	1,822	1,084	38
Noncash lease expense	5,499	6,282	—
Loss on equity method investment	1,681	831	—
Contingent consideration liability remeasurement and other	354	811	350
(Increase) decrease in operating assets
Trade receivables, net	(12,863)	(5,360)	(10,851)
Other assets	(4,485)	(9,639)	5,741
Increase (decrease) in operating liabilities
Accrued payroll costs	22,397	4,567	1,350
Other liabilities	20,489	(2,163)	10,860
Cash provided by operating activities	109,159	66,617	87,723
Cash flows from investing activities:
Capital expenditures	(6,475)	(10,359)	(5,170)
Equity method investment	(4,000)	(9,000)	—
Net proceeds from the sale of assets held for sale	3,548	122,544	1,000
Cash provided by (used in) investing activities	(6,927)	103,185	(4,170)
Cash flows from financing activities:
Proceeds from credit facility	35,000	80,100	450,400
Payments on credit facility	—	(86,900)	(495,123)
Payments on other financing arrangements, payment of contingent consideration liability and other	(1,177)	(2,222)	(2,039)
Repurchases of common stock	(35,613)	(124,453)	(22,187)
Cash dividends	(16,787)	(16,608)	(14,871)
Cash used in financing activities	(18,577)	(150,083)	(83,820)
Change in cash and cash equivalents	83,655	19,719	(267)
Cash and cash equivalents at beginning of year	19,831	112	379
Cash and cash equivalents at end of year	$103,486	$19,831	$112
The accompanying notes are an integral part of these consolidated financial statements.

	YEARS ENDED DECEMBER 31,
Supplemental Disclosure of Cash Flow Information	2020	2019	2018
Cash paid during the year for:
Income taxes (1)	$21,737	$24,935	$13,442
Operating lease liabilities	7,330	8,186	—
Interest, net	2,574	1,480	3,814
Non-Cash Financing and Investing Transactions:
ROU assets obtained from operating leases	$5,695	$9,205	$—
Employee stock purchase plan	549	558	549
Unsettled repurchases of common stock	—	—	556
(1) During the year ended December 31, 2018, cash provided by operating activities included the receipt of an income tax refund in the amount of $6.8 million.
The accompanying notes are an integral part of these consolidated financial statements.

KFORCE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”) and the rules of the Securities and Exchange Commission (“the SEC”).
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
Revenue Recognition
All of our revenue and trade receivables are generated from contracts with customers and our revenues are derived from U.S. domestic operations.
Revenue is recognized when control of the promised services is transferred to our customers at an amount that reflects the consideration to which we expect to be entitled to in exchange for those services. Revenue is recorded net of sales or other transaction taxes collected from clients and remitted to taxing authorities.
For substantially all of our revenue transactions, we have determined that the gross reporting of revenues as a principal, versus net as an agent, is the appropriate accounting treatment because Kforce: (i) is primarily responsible for fulfilling the promise to provide the specified service to the customer; (ii) has discretion in selecting and assigning the temporary workers to particular jobs and establishing the bill rate; and (iii) bears the risk and rewards of the transaction, including credit risk if the customer fails to pay for services performed.
Flex Revenue
Substantially all of our Flex revenue is recognized over time as temporary staffing services are provided by our consultants at the contractually established bill rates, net of applicable variable consideration, such as customer rebates and discounts. Reimbursements of travel and out-of-pocket expenses ("billable expenses") are also recorded within Flex revenue when incurred and the equivalent amount of expense is recorded in Direct costs in the Consolidated Statements of Operations and Comprehensive Income. We recognize revenue in the amount of consideration to which we have the right to invoice when it corresponds directly to the services transferred to the customer satisfied over time. A relatively insignificant portion of our Flex revenue is outcome-based, as specified in our contractual arrangements with our clients. These arrangements are managed principally on a time and materials basis but do involve an element of financial risk and is monitored by the Company.
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
Variable Consideration
Transaction prices for Flex revenue include variable consideration. Management evaluates the facts and circumstances of each contract to estimate the variable consideration using the most likely amount method which utilizes management’s expectation of the volume of services to be provided over the applicable period.
Direct Hire revenue is recorded net of a fallout reserve. Direct Hire fallouts occur when a candidate does not remain employed with the client through the respective contingency period (typically 90 days or less). Management uses the expected value method to estimate the fallout reserve based on a combination of past experience and current trends.

Payment Terms
Our payment terms and conditions vary by arrangement. While terms are typically less than 90 days, during this abrupt economic disruption from the COVID-19 crisis, we have extended our payment terms beyond 90 days for certain of our customers. Generally, the timing between the satisfaction of the performance obligation and the payment is not significant and we do not currently have any significant financing components.
Unsatisfied Performance Obligations
We do not disclose the value of unsatisfied performance obligations for contracts if either the original expected length is one year or less or if revenue is recognized at the amount to which we have the right to invoice for services performed.
Contract Balances
We record accounts receivable when our right to consideration becomes unconditional and services have been performed. Other than our trade receivable balance, we do not have any material contract assets as of December 31, 2020 and 2019.
We record a contract liability when we receive consideration from a customer prior to transferring services to the customer. We recognize the contract liability as revenue after we have transferred control of the goods or services to the customer. Contract liabilities are recorded within Accounts payable and other accrued liabilities if expected to be recognized in less than one year and Other long-term liabilities, if over one year, in the Consolidated Balance Sheets. We do not have any material contract liabilities as of December 31, 2020 and 2019.
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
Management evaluates tax positions taken or expected to be taken in our tax returns and records a liability (including interest and penalties) for uncertain tax positions. We recognize tax benefits from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. The Company recognizes interest and penalties related to uncertain tax positions in Income tax expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.
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
Trade Receivables and Related Reserves
Trade receivables are recorded net of allowance for credit losses. The allowance for credit losses is determined under the newly adopted guidance, which requires the application of a current expected credit loss model, a new impairment model, which measures expected credit losses based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts. Trade receivables are written off after all reasonable collection efforts have been exhausted. Trade accounts receivable reserves as a percentage of gross trade receivables was approximately 1% at both December 31, 2020 and 2019,

Fixed Assets
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
Goodwill
Management has determined that the reporting units for the goodwill analysis is consistent with our reporting segments. We evaluate goodwill for impairment either through a qualitative or quantitative approach annually, or more frequently if an event occurs or circumstances change that indicate the carrying value of a reporting unit may not be recoverable. If we perform a quantitative assessment that indicates the carrying amount of a reporting unit exceeds its fair market value, an impairment loss is recognized to reduce the carrying amount to its fair market value. Kforce determines the fair market value of each reporting unit based on a weighting of the present value of projected future cash flows (the “income approach”) and the use of comparative market approaches (“market approach”). Factors requiring significant judgment include, among others, the assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. Changes in economic and operating conditions or changes in Kforce’s business strategies that occur after the annual impairment analysis may impact these assumptions and result in a future goodwill impairment charge, which could be material to our consolidated financial statements.
Equity Method Investment
In June 2019, we entered into a joint venture whereby Kforce has a 50% noncontrolling interest in WorkLLama. WorkLLama has developed and continues to mature the technology for a SaaS platform focused on talent communities in areas that include consultant engagement, on-demand staffing and referral technologies, which we believe has enhanced our capability to more efficiently and effectively identify and place consultants on assignment. Our noncontrolling interest in WorkLLama, a variable interest entity, is accounted for as an equity method investment. Under the equity method, our carrying value is at cost and adjusted for our proportionate share of earnings or losses. There are no basis differences between our carrying value and the underlying equity in net assets that would result in adjustments to our proportionate share of earnings or losses. We recorded a loss related to our equity method investment of $1.7 million and $0.8 million during the years ended December 31, 2020 and 2019, respectively. The balance of the investment in WorkLLama of $10.5 million and $8.2 million was included in Other assets, net in the Consolidated Balance Sheet at December 31, 2020 and 2019, respectively.
Under the joint venture operating agreement for WorkLLama, Kforce was obligated to make additional cash contributions subsequent to the initial contribution, contingent on WorkLLama's achievement of certain operational and financial milestones, which are centered around the market acceptance of its technologies and success with internal operating and strategic objectives. Management evaluated the probability of WorkLLama’s achievement of these milestones and recorded the estimated future contributions as part of the initial investment. Under the operating agreement, our maximum potential capital contributions were $22.5 million. During the years ended December 31, 2020 and 2019, we contributed $4.0 million and $9.0 million of capital contributions, respectively.
We review the equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. An impairment loss is recognized in the event that an other-than-temporary decline in the fair value of the investment occurs. Management’s estimate of the fair value of an investment is based on the income approach and market approach. Like most companies, WorkLLama has been impacted by the COVID-19 pandemic and made adjustments to its strategic objectives as a result. The impact of COVID-19 negatively impacted WorkLLama’s financial objectives for 2020; thus, management determined the COVID-19 pandemic was a triggering event in its assessment of recoverability of the equity method investment. We performed an impairment test as of December 31, 2020, utilizing the market and income approach as described above in our section titled Goodwill, which notes the use of factors requiring significant judgement, including assumptions related to discount rates, forecasted operating results, long-term growth rates, the determination of comparable companies and market multiples. We concluded that the carrying value of the equity method investment was not impaired.
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
Capitalized Software
Kforce purchases, develops and implements software to enhance the performance of our technology infrastructure. Direct internal costs, such as payroll and payroll-related costs, and external costs incurred during the development stage are capitalized and classified as capitalized software. Capitalized software development costs and the associated accumulated amortization are included in Other assets, net in the accompanying Consolidated Balance Sheets. Amortization expense is computed using the straight-line method over the estimated useful lives of the software, which range from one to ten years. Amortization expense of capitalized software during the years ended December 31, 2020, 2019 and 2018 was $1.1 million in each year.
Health Insurance
Except for certain fully insured health insurance lines of coverage, Kforce retains the risk of loss for each health insurance plan participant up to $600 thousand in claims annually. Additionally, for all claim amounts exceeding $600 thousand, Kforce retains the risk of loss up to an annual aggregate loss of those claims of $200 thousand. For its partially self-insured lines of coverage, health insurance costs are accrued using estimates to approximate the liability for reported claims and incurred but not reported claims, which are primarily based upon an evaluation of historical claims experience, actuarially-determined completion factors and a qualitative review of our health insurance exposure including the extent of outstanding claims and expected changes in health insurance costs.
Legal Costs
Legal costs incurred in connection with loss contingencies are expensed as incurred.
Defined Benefit Pension Plan
Because our defined benefit pension plan is unfunded as of December 31, 2020, actuarial gains and losses may arise as a result of the actuarial experience of the plan, as well as changes in actuarial assumptions in measuring the associated obligation as of year-end, or an interim date if any re-measurement is necessary. The net after-tax impact of unrecognized actuarial gains and losses related to our defined benefit pension plan is recorded in Accumulated other comprehensive loss in our consolidated financial statements. The unfunded status of the defined benefit pension plan is recorded as a liability in our Consolidated Balance Sheets.
Amortization of a net unrecognized gain or loss in accumulated other comprehensive loss is included as a component of net periodic benefit cost if, as of the beginning of the year, that net gain or loss exceeds 10% of the projected benefit obligation. If amortization is required, the minimum amortization shall be that excess divided by the average remaining service period of active plan participants. The interest cost component of the net periodic benefit cost is included in Other expense, net in the Consolidated Statements of Operations and Comprehensive Income.
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
For the years ended December 31, 2020, 2019 and 2018, there were 412 thousand, 586 thousand and 513 thousand common stock equivalents, respectively, included in the diluted WASO. For the years ended December 31, 2020, 2019 and 2018, there were 249 thousand, 1 thousand and nil, respectively, of anti-dilutive common stock equivalents.
Treasury Stock
The Board may authorize share repurchases of our common stock. Shares repurchased under Board authorizations are held in treasury for general corporate purposes. Treasury shares are accounted for under the cost method and reported as a reduction of stockholders’ equity in the accompanying consolidated financial statements.

Derivative Instrument
Our interest rate swap derivative instruments have been designated as cash flow hedges and are recorded at fair value on the Consolidated Balance Sheets. The effective portion of the gain or loss on the derivative instruments are recorded as a component of Accumulated other comprehensive loss, net of tax, and reclassified into earnings when the hedged items affect earnings and into the line item of the hedged item. Any ineffective portion of the gain or loss is recognized immediately into Other expense, net on the Consolidated Statements of Operations and Comprehensive Income. Cash flows from the derivative instrument are classified in the Consolidated Statements of Cash Flows in the same category as the hedged item.
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
New Accounting Standards
Recently Adopted Accounting Standards
In June 2016, the FASB issued authoritative guidance on accounting for credit losses on financial instruments, including trade receivables, and has since issued subsequent updates to the initial guidance. The amended guidance requires the application of a current expected credit loss model, a new impairment model, which measures expected credit losses based on relevant information, including historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for annual periods beginning after December 15, 2019. We adopted this standard using the modified retrospective approach as of January 1, 2020, as required. Refer to Note 5 - “Allowance for Credit Losses” for additional accounting policy and transition disclosures related to our allowance for credit losses.
In March 2020, the FASB issued authoritative guidance, which provides optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR and are affected by reference rate reform if certain criteria are met. Entities may adopt the provisions of the new standard as of the beginning of the reporting period when the election is made between March 12, 2020 through December 31, 2022. We adopted this optional standard effective January 1, 2020 using the prospective method, and utilized the optional expedients for cash flow hedges to assume that a hedged forecasted transaction is probable of occurring and that the reference rate will not be replaced for the remainder of a hedging relationship.
Accounting Standards Not Yet Adopted
In August 2018, the FASB issued authoritative guidance regarding changes to the disclosure requirement for defined benefit plans including additions and deletions to certain disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. The guidance is effective for fiscal periods beginning after December 15, 2020, with the retrospective method required for all periods presented. The adoption of this guidance will modify our disclosures but is not expected to have a material effect on our consolidated financial statements.

2. Discontinued Operations
During 2019, management divested the Government Solutions (“GS”) segment as a result of the Firm’s decision to focus solely on the commercial technical and professional staffing services and solutions space. The GS segment consisted of Kforce Government Solution (“KGS”), our federal government solutions business, and TFX, our federal government product business.
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
Since the divestitures, Kforce has had no significant continuing involvement in the operations of KGS and TFX.
The results of operations for both KGS and TFX have been reported as discontinued operations in our consolidated financial statements prior to their disposition. The following table summarizes the income from discontinued operations, net of tax for the GS segment (in thousands):

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Revenue	$—	$27,737	$114,416
Direct costs	—	19,494	82,295
Gross profit	—	8,243	32,121
Selling, general and administrative expenses	—	6,988	21,862
Depreciation and amortization	—	307	995
Income from discontinued operations	—	948	9,264
Gain on sale of discontinued operations	—	79,318	—
Other (expense) income, net	—	(436)	9
Income from discontinued operations, before income taxes	—	79,830	9,273
Income tax expense	—	3,534	2,169
Income from discontinued operations, net of tax	$—	$76,296	$7,104

The effective tax rates for discontinued operations, including the gain on sale of discontinued operations, were nil%, 4.4%, and 23.4% for the years ended December 31, 2020, 2019, and 2018, respectively. For the year ended December 31, 2019, there was minimal income tax obligation for the sale of KGS due to the efficient tax structure of the transaction. The GS effective tax rate for 2018 was positively impacted by the Tax Cut and Jobs Act (“TCJA”).
The accompanying Consolidated Statements of Cash Flows are presented on a combined basis (continuing operations and discontinued operations). The following table provides information for the total operating and investing cash flows for the GS segment (in thousands):

	YEARS ENDED DECEMBER 31,
Cash Provided by (Used in)	2020	2019	2018
GS Operating Activities	$—	$4,547	$10,937
GS Investing Activities	$—	$117,798	$(927)

3. Reportable Segments
Kforce’s reportable segments are Tech and FA. Historically, and for the year ended December 31, 2020, Kforce has generated only sales and gross profit information on a segment basis. We do not report total assets or income from continuing operations separately by segment as our operations are largely combined.
The following table provides information concerning the operations of our segments for the years ended December 31 (in thousands):

	Tech	FA	Total
2020
Revenue	$1,049,628	$348,072	$1,397,700
Gross profit	$289,720	$106,504	$396,224
Operating and other expenses			321,012
Income from continuing operations, before income taxes			$75,212
2019
Revenue	$1,057,859	$289,528	$1,347,387
Gross profit	$292,980	$102,058	$395,038
Operating and other expenses			323,642
Income from continuing operations, before income taxes			$71,396
2018
Revenue	$990,089	$313,848	$1,303,937
Gross profit	$277,388	$109,099	$386,487
Operating and other expenses			318,607
Income from continuing operations, before income taxes			$67,880

4. Disaggregation of Revenue
The following table provides information about disaggregated revenue by segment and revenue type for the years ended December 31 (in thousands):

	Tech	FA	Total
2020
Flex revenue	$1,032,901	$331,196	$1,364,097
Direct Hire revenue	16,727	16,876	33,603
Total Revenue	$1,049,628	$348,072	$1,397,700
2019
Flex revenue	$1,037,380	$262,307	$1,299,687
Direct Hire revenue	20,479	27,221	47,700
Total Revenue	$1,057,859	$289,528	$1,347,387
2018
Flex revenue	$971,310	$286,939	$1,258,249
Direct Hire revenue	18,779	26,909	45,688
Total Revenue	$990,089	$313,848	$1,303,937

5. Allowance for Credit Losses
The allowance for credit losses on trade receivables is determined based on the newly adopted accounting standard that requires companies to estimate and recognize lifetime expected losses, rather than incurred losses, which results in the earlier recognition of credit losses even if the expected risk of credit loss is remote. Upon adoption of the new standard on January 1, 2020, we recognized a credit loss adjustment related to adoption of this accounting standard as a cumulative adjustment to the allowance for credit losses. As part of our analysis, we apply credit loss rates to outstanding receivables by aging category. For certain clients, we perform a quarterly credit review, which considers the client’s credit rating and financial position as well as our total credit loss exposure. Trade receivables are written off after all reasonable collection efforts have been exhausted.

Recoveries of trade receivables previously written off are recorded when received and are immaterial for the year ended December 31, 2020.

The following table presents the activity within the allowance for credit losses on trade receivables for the year ended December 31, 2020 (in thousands):

Allowance for credit losses, January 1, 2020 (1)	$1,843
Current period provision	2,130
Write-offs charged against the allowance, net of recoveries of amounts previously written off	(1,216)
Allowance for credit losses, December 31, 2020	$2,757
(1) As a result of the adoption of the new credit losses accounting standard, we recorded a cumulative effect adjustment to increase the allowance for credit losses of $0.3 million as of January 1, 2020.
6. Fixed Assets, Net
The following table presents major classifications of fixed assets and related useful lives (in thousands):

		DECEMBER 31,
	USEFUL LIFE	2020	2019
Land		$5,892	$5,892
Building and improvements	3-40 years	25,964	25,990
Furniture and equipment	1-10 years	6,926	8,760
Computer equipment	1-5 years	5,472	6,446
Leasehold improvements	1-8 years	6,185	9,482
Total fixed assets		50,439	56,570
Less accumulated depreciation		(23,635)	(26,595)
Total Fixed assets, net		$26,804	$29,975
Depreciation expense was $4.1 million, $4.9 million and $5.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.
7. Income Taxes
The provision for income taxes from continuing operations consists of the following (in thousands):

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Current tax expense:
Federal	$17,278	$12,074	$12,032
State	4,119	5,057	5,369
Deferred tax expense	(2,224)	(301)	(397)
Total Income tax expense	$19,173	$16,830	$17,004

The provision for income taxes from continuing operations shown above varied from the statutory federal income tax rate for those periods as follows:

	YEARS ENDED DECEMBER 31,
	2020	2019	2018
Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of Federal tax effect	5.3	5.8	6.1
Non-deductible compensation and meals and entertainment	1.4	1.6	1.7
Tax credits	(1.5)	(2.1)	(2.5)
Tax benefit from restricted stock vesting	(1.5)	(1.6)	(0.8)
Other	0.8	(1.1)	(0.4)
Effective tax rate	25.5%	23.6%	25.1%

The 2020 effective tax rate was unfavorably impacted by a lower Work Opportunity Tax Credit in 2020 versus 2019, and the 2019 effective tax rate was favorably impacted primarily by a greater tax benefit from the vesting of restricted stock and a favorable tax adjustment related to our valuation allowance on the foreign tax credit.
Deferred tax assets and liabilities are composed of the following (in thousands):

	DECEMBER 31,
	2020	2019
Deferred tax assets:
Accounts receivable reserves	$829	$542
Accrued liabilities	1,657	1,161
Deferred compensation obligation	5,046	4,715
Stock-based compensation	618	739
Operating lease liabilities	5,223	5,497
Pension and post-retirement benefit plans	3,721	3,745
Deferred payroll taxes	4,978	—
Other	461	160
Deferred tax assets	22,533	16,559
Deferred tax liabilities:
Prepaid expenses	(489)	(459)
Fixed assets	(2,811)	(965)
Deferred payroll taxes	(2,370)	(1,889)
ROU assets for operating leases	(4,347)	(4,767)
Partnership basis difference	(1,469)	—
Other	(309)	(328)
Deferred tax liabilities	(11,795)	(8,408)
Valuation allowance	—	(114)
Total Deferred tax assets, net	$10,738	$8,037
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
Uncertain Income Tax Positions
The following table presents a reconciliation of the beginning and ending balance of unrecognized tax benefits for the years ended (in thousands):

	DECEMBER 31,
	2020	2019	2018
Unrecognized tax benefits, beginning	$383	$906	$1,127
Additions for prior year tax positions	—	—	41
Additions for current year tax positions	—	—	—
Lapse of statute of limitations	(188)	(497)	(248)
Reductions for tax positions of prior years	(13)	—	(14)
Settlements	—	(26)	—
Unrecognized tax benefits, ending	$182	$383	$906
As of December 31, 2020, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, is $0.2 million. Kforce does not expect any significant changes to its uncertain tax positions in the next 12 months.

Kforce and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states. With a few exceptions, Kforce is no longer subject to federal, state, local, or non-U.S. income tax examinations by tax authorities for years before 2017.
8. Other Assets, Net
Other assets, net consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Assets held in Rabbi Trust	$36,164	$35,413
ROU assets for operating leases, net	16,835	18,344
Equity method investment	10,488	8,169
Capitalized software, net (1)	12,802	8,759
Deferred loan costs, net	501	855
Other non-current assets	785	1,298
Total Other assets, net	$77,575	$72,838
(1) Accumulated amortization of capitalized software was $34.0 million and $34.2 million as of December 31, 2020 and 2019, respectively.
9. Goodwill
The following table presents the gross amount and accumulated impairment losses for each of our reporting units as of December 31, 2020, 2019 and 2018 (in thousands):

	Tech	FA	Total
Goodwill, gross amount	$156,391	$19,766	$176,157
Accumulated impairment losses	(139,357)	(11,760)	(151,117)
Goodwill, carrying value	$17,034	$8,006	$25,040
There was no impairment expense related to goodwill for each of the years ended December 31, 2020, 2019 and 2018.
Management performed its annual impairment assessment of the carrying value of goodwill as of December 31, 2020 and 2019. For each of our reporting units, we assessed qualitative factors to determine whether the existence of events or circumstances indicated that it was more likely than not that the fair value of the reporting units was less than its carrying amount. Based on the qualitative assessments, management determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values at December 31, 2020 and 2019. A deterioration in any of the assumptions could result in an impairment charge in the future.
10. Current Liabilities
The following table provides information on certain current liabilities (in thousands):

	DECEMBER 31,
	2020	2019
Accounts payable	$20,177	$20,267
Accrued liabilities	15,356	12,965
Total Accounts payable and other accrued liabilities	$35,533	$33,232

Payroll and benefits	$38,257	$38,035
Payroll taxes	21,842	992
Health insurance liabilities	4,641	3,907
Workers’ compensation liabilities	1,109	1,067
Total Accrued payroll costs	$65,849	$44,001
Our accounts payable balance includes vendor and independent contractor payables. Our accrued liabilities balance includes approximately $19.3 million in payroll tax payments as a result of the application of the CARES Act 2020, the current portion of our deferred compensation plans liability, contract liabilities from contracts with customers (such as customer rebates) and other accrued liabilities.

11. Other Long-Term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Deferred compensation plan	$34,501	$30,361
Supplemental executive retirement plan	20,628	18,080
Operating lease liabilities	14,692	14,627
Interest rate swap derivative instrument	1,774	179
Other long-term liabilities (1)	19,353	651
Total Other long-term liabilities	$90,948	$63,898
(1) As a result of the application of the CARES Act, we have approximately $19.3 million in payroll tax payments recorded within Other long-term liabilities as of December 31, 2020. This amount is expected to be paid during our fiscal year ending December 31, 2022.
12. Operating Leases
The following table presents weighted-average terms for our operating leases:

	DECEMBER 31,
	2020	2019
Weighted-average discount rate	3.5%	3.8%
Weighted-average remaining lease term	4.8 years	4.5 years

The following table presents operating lease expense included in SG&A (in thousands):

	DECEMBER 31,
Lease Cost	2020	2019
Operating lease expense	$7,669	$6,847
Variable lease costs	1,387	1,689
Short-term lease expense	855	792
Sublease income	(344)	(445)
Total operating lease expense	$9,567	$8,883
The following table presents the maturities of operating lease liabilities as of December 31, 2020 (in thousands):

2021	$6,115
2022	4,390
2023	3,997
2024	2,938
2025	2,033
Thereafter	2,444
Total maturities of operating lease liabilities	21,917
Less: imputed interest	1,705
Total operating lease liabilities	$20,212

13. Employee Benefit Plans
401(k) Savings Plans
The Firm maintains various qualified defined contribution 401(k) retirement savings plans for eligible employees. Assets of these plans are held in trust for the sole benefit of employees and/or their beneficiaries. Employer matching contributions are discretionary and are funded annually as approved by the Board. Kforce accrued matching 401(k) contributions for continuing operations of $1.7 million and $1.4 million as of December 31, 2020 and 2019, respectively.
Employee Stock Purchase Plan
Kforce’s employee stock purchase plan allows all eligible employees to enroll each quarter to purchase Kforce’s common stock at a 5% discount from its market price on the last day of the quarter. Kforce issued 19 thousand, 17 thousand, and 19 thousand shares of common stock at an average purchase price of $29.43, $32.79 and $28.93 per share during the years ended December 31, 2020, 2019 and 2018, respectively. All shares purchased under the employee stock purchase plan were settled using Kforce’s treasury stock.
Deferred Compensation Plans
The Firm maintains various non-qualified deferred compensation plans, pursuant to which eligible management and highly compensated key employees, as defined by IRS regulations, may elect to defer all or part of their compensation to later years. These amounts are classified in Accounts payable and other accrued liabilities if payable within the next year or in Other long-term liabilities if payable after the next year, upon retirement or termination of employment in the accompanying Consolidated Balance Sheets. At December 31, 2020 and 2019, amounts related to the deferred compensation plans included in Accounts payable and other accrued liabilities were $4.2 million and $3.6 million, respectively, and $34.5 million and $30.4 million was included in Other long-term liabilities at December 31, 2020 and 2019, respectively, in the Consolidated Balance Sheets. For the years ended December 31, 2020, 2019 and 2018, we recognized compensation expense for the plans of $1.0 million, $0.4 million and $0.8 million, respectively.
Kforce maintains a Rabbi Trust and holds life insurance policies on certain individuals to assist in the funding of the deferred compensation liability. If necessary, employee distributions are funded through proceeds from the sale of assets held within the Rabbi Trust. During the year ended December 31, 2020, the Company received proceeds of $3.5 million from the sale of Company-owned life insurance policies. The balance of the assets held within the Rabbi Trust, including the cash surrender value of the Company-owned life insurance policies, was $36.2 million and $35.4 million as of December 31, 2020 and 2019, respectively, and is recorded in Other assets, net in the accompanying Consolidated Balance Sheets. As of December 31, 2020, the life insurance policies had a net death benefit of $169.6 million.
Supplemental Executive Retirement Plan
Kforce maintains a SERP for the benefit of two executive officers. Normal retirement age under the SERP is defined as age 65; however, certain conditions allow for early retirement as early as age 55 or upon a change in control. Both participants are fully vested in accordance with the plan’s provisions. The SERP will be funded entirely by Kforce, and benefits are taxable to the covered executive officer upon receipt and will be deductible (though may not be fully deductible) by Kforce when paid. Benefits payable under the SERP upon the occurrence of a qualifying distribution event, as defined, are targeted at 45% of the covered executive officers’ average salary and bonus, as defined, from the three years in which the covered executive officer earned the highest salary and bonus during the last 10 years of employment. The benefits under the SERP are reduced for a participant that has not reached age 62 with 10 years of service or age 55 with 25 years of service with a percentage reduction up to the normal retirement age.
Benefits under the SERP are based on the lump sum present value but may be paid over the life of the covered executive officer or 10-year annuity, as elected by the covered executive officer upon commencement of participation in the SERP. None of the benefits earned pursuant to the SERP are attributable to services provided prior to the effective date of the plan. For purposes of the measurement of the benefit obligation as of December 31, 2020, Kforce has assumed that both participants will elect to take the lump sum present value option based on historical trends.
Actuarial Assumptions
Due to the SERP being unfunded as of December 31, 2020 and 2019, it is not necessary for Kforce to determine the expected long-term rate of return on plan assets. The following table presents the weighted-average actuarial assumptions used to determine the actuarial present value of projected benefit obligations at:

	DECEMBER 31,
	2020	2019
Discount rate	2.00%	2.75%
Rate of future compensation increase	2.90%	2.90%

The following table presents the weighted-average actuarial assumptions used to determine net periodic benefit cost for the years ended:

	DECEMBER 31,
	2020	2019	2018
Discount rate	2.75%	4.00%	3.25%
Rate of future compensation increase	2.90%	2.90%	2.90%
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
Net Periodic Benefit Cost
The following table presents the components of net periodic benefit cost for the years ended (in thousands):

	DECEMBER 31,
	2020	2019	2018
Service cost	$345	$261	$1,353
Interest cost	497	601	468
Net periodic benefit cost	$842	$862	$1,821
The service cost is recorded in SG&A and the interest cost is recorded in Other expense, net in the accompanying Consolidated Statements of Operations and Comprehensive Income.
Changes in Benefit Obligation
The following table presents the changes in the projected benefit obligation for the years ended (in thousands):

	DECEMBER 31,
	2020	2019
Projected benefit obligation, beginning	$18,080	$15,035
Service cost	345	261
Interest cost	497	601
Actuarial experience and changes in actuarial assumptions	1,706	2,183
Projected benefit obligation, ending	$20,628	$18,080
There were no payments made under the SERP during the years ended December 31, 2020 and 2019, respectively. The projected benefit obligation is recorded in Other long-term liabilities in the accompanying Consolidated Balance Sheets. The accumulated benefit obligation is the actuarial present value of all benefits attributed to past service, excluding future salary increases. The accumulated benefit obligation as of December 31, 2020 and 2019 was $20.6 million and $18.1 million, respectively.
Contributions
There is no requirement for Kforce to fund the SERP and, as a result, no contributions have been made to the SERP through the year ended December 31, 2020. Kforce does not currently anticipate funding the SERP during the year ending December 31, 2021.
Estimated Future Benefit Payments
Undiscounted projected benefit payments attributed to the SERP, which reflect the anticipated future service of participants, are expected to be paid as follows during the years ended December 31 (in thousands):

Projected Annual Benefit Payments
2021	$—
2022	15,231
2023	—
2024	—
2025	—
2025-2030	9,736
The estimated future benefit amounts and timing of these payments were determined using assumed retirement dates for the participants, among other assumptions, as of December 31, 2020; however, no specific plans or timelines have been established for or by these participants and the assumptions are subject to change, which could impact the future amounts and timing of payments.
14. Credit Facility
On May 25, 2017, the Firm entered into the Credit Facility with Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as lead arranger and bookrunner, Bank of America, N.A., as syndication agent, Regions Bank and BMO Harris Bank, N.A., as co-documentation agents, and the lenders referred to therein. Under the Credit Facility, the Firm has a maximum borrowing capacity of $300.0 million, which may, subject to certain conditions and the participation of the lenders, be increased up to an aggregate additional amount of $150.0 million, which is available to the Firm in the form of revolving credit loans, swingline loans and letters of credit. Letters of credit and swingline loans under the Credit Facility are subject to sublimits of $10.0 million. The maturity date of the Credit Facility is May 25, 2022. Borrowings under the Credit Facility are secured by substantially all of the tangible and intangible assets of the Firm, excluding the Firm’s corporate headquarters and certain other designated collateral.
Revolving credit loans under the Credit Facility bears interest at a rate equal to: (a) the Base Rate (as described below) plus the Applicable Margin (as described below); or (b) the LIBOR Rate plus the Applicable Margin. Swingline loans under the Credit Facility bears interest at a rate equal to the Base Rate plus the Applicable Margin. The Base Rate is the highest of: (i) the Wells Fargo Bank, N.A. prime rate; (ii) the federal funds rate plus 0.50%; or (iii) one-month LIBOR plus 1.00%, and the LIBOR Rate is reserve-adjusted LIBOR for the applicable interest period, but not less than zero. The Applicable Margin is based on the Firm’s total leverage ratio. The Applicable Margin for Base Rate loans ranges from 0.25% to 0.75% and the Applicable Margin for LIBOR Rate loans ranges from 1.25% to 1.75%. The Firm will pay a quarterly non-refundable commitment fee equal to the Applicable Margin on the average daily unused portion of the Commitment (swingline loans do not constitute usage for this purpose). The Applicable Margin for the commitment fee is based on the Firm’s total leverage ratio and ranges between 0.20% and 0.35%.
The Firm is subject to certain affirmative and negative covenants including (but not limited to), the maintenance of a fixed charge coverage ratio of no less than 1.25 to 1.00 and the maintenance of a total leverage ratio of no greater than 3.25 to 1.00. The numerator in the fixed charge coverage ratio is defined pursuant to the Credit Facility as earnings before interest expense, income taxes, depreciation and amortization, stock-based compensation expense and other permitted items pursuant to our Credit Facility, less cash paid for capital expenditures, income taxes and dividends. The denominator is defined as Kforce’s fixed charges such as interest expense and principal payments paid or payable on outstanding debt other than borrowings under the Credit Facility. The total leverage ratio is defined pursuant to the Credit Facility as total indebtedness divided by Consolidated EBITDA. Our ability to make distributions or repurchases of equity securities could be limited if an event of default has occurred. Furthermore, our ability to repurchase equity securities could be limited if: (a) the total leverage ratio is greater than 2.75 to 1.00; and (b) the Firm’s availability, inclusive of unrestricted cash, is less than $25.0 million. At December 31, 2020, Kforce was not limited in making distributions and executing repurchases of our equity securities.
In an effort to address the pending the economic disruption from the COVID-19 crisis, we took a proactive measure in March 2020 to draw down $35.0 million under our credit facility. We took this proactive action to take advantage of historically low interest rates and reduce potential risks of not being able to access the availability under our credit facility. As of December 31, 2020 and 2019, $100.0 million and $65.0 million was outstanding on the Credit Facility, respectively. Kforce had $1.5 million and $3.4 million of outstanding letters of credit at December 31, 2020 and 2019, respectively, which pursuant to the Credit Facility, reduces the availability.
15. Derivative Instrument and Hedging Activity
Kforce is exposed to interest rate risk as a result of our corporate borrowing activities. The Firm uses an interest rate swap derivative as a risk management tool to mitigate the potential impact of rising interest rates on our variable rate debt.
On April 21, 2017, Kforce entered into Swap A. Swap A was effective on May 31, 2017 and matures on April 29, 2022. Swap A has a rate of 1.81%, which is added to our interest rate margin to determine the fixed rate that the Firm will pay to the counterparty during the term of Swap A based on the notional amount of Swap A. The notional amount of Swap A through maturity is $25.0 million.
On March 12, 2020, Kforce entered into Swap B. Swap B was effective on March 17, 2020 and matures on May 30, 2025. Swap B has a fixed interest rate of 0.61% and a notional amount of $75.0 million and increases to $100.0 million in May 2022, and subsequently decreases $75.0 million and $40.0 million in May 2023 and May 2024, respectively. The increases in the notional amount of Swap B correspond to the decreases in the notional amount of Swap A.
The Firm uses the Swaps as an interest rate risk management tool to mitigate the potential impact of rising interest rates on variable rate debt. The fixed interest rate for each swap, plus the applicable interest margin under our Credit Facility, is included in interest expense and recorded in Other expense, net in the accompanying Consolidated Financial Statements of Operations and Comprehensive Income. Both Swap A and B have been designated as cash flow hedges and were effective as of December 31, 2020. The change in the fair value of the Swaps are recorded as a component of Accumulated other comprehensive (loss) income in the consolidated financial statements.
The following table sets forth the activity in the accumulated derivative instrument gain (loss) for the years ended (in thousands):

	December 31,
	2020	2019
Accumulated derivative instrument gain, beginning of year	$(179)	$900
Net change associated with current period hedging transactions	(1,595)	(1,079)
Accumulated derivative instrument loss, end of year	$(1,774)	$(179)

16. Fair Value Measurements
The Swaps are measured at fair value using readily observable inputs, such as the LIBOR interest rate, which are considered to be Level 2 inputs. Refer to Note 15 - “Derivative Instrument and Hedging Activity” in the Notes to the Consolidated Financial Statements, included in this report for a complete discussion of the Firm’s derivative instruments.
Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill, other long-lived assets and the equity method investment. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.
The following table sets forth by level, within the fair value hierarchy, estimated fair values on a recurring basis at December 31, 2020 and 2019 were as follows (in thousands):

Assets/(Liabilities) Measured at Fair Value:	Asset/(Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
At December 31, 2020
Recurring basis:
Interest rate swaps derivative instruments	$(1,774)	$—	$(1,774)	$—
At December 31, 2019
Recurring basis:
Interest rate swap derivative instrument	$(179)	$—	$(179)	$—
There were no transfers into or out of Level 1, 2 or 3 assets or liabilities during the years ended December 31, 2020 and 2019.
17. Stock Incentive Plans
On April 22, 2020, the Kforce shareholders approved the 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan allows for the issuance of stock options, stock appreciation rights, stock awards (including restricted stock awards (“RSAs”) and restricted stock units (“RSUs”)) and other stock-based awards. The aggregate number of shares of common stock that are subject to awards under the 2020 Plan is approximately 3.7 million shares. The 2020 Plan terminates on April 28, 2030. Prior to the effective date of the 2020 Plan, the Company granted stock awards to eligible participants under our 2017 Stock Incentive Plan, 2016 Stock Incentive Plan and 2013 Stock Incentive Plan (collectively the “Prior Plans”). As of the effective date of the 2020 Plan, no additional awards may be granted pursuant to the Prior Plans; however, awards outstanding as of the effective date will continue to vest in accordance with the terms of the Prior Plans.
During the years ended December 31, 2020, 2019 and 2018, stock-based compensation expense was $11.6 million, $9.8 million and $8.5 million, respectively. The related tax benefit for the years ended December 31, 2020, 2019 and 2018 was $3.4 million, $2.3 million, and $2.1 million, respectively.
Restricted Stock
Restricted stock (including RSAs and RSUs) are granted to executives and management either: for awards related to Kforce’s annual long-term incentive (“LTI”) compensation program, or as part of a compensation package in order to retain directors, executives and management. The LTI award amounts are based on Kforce’s total shareholder return versus a pre-defined peer group. The LTI restricted stock granted during the year ended December 31, 2020, will vest ratably over a period of three to four years. Other restricted stock granted during the year ended December 31, 2020, will vest ratably over a period of one to ten years.
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
The following table presents the restricted stock activity for the years ended December 31, 2020, (in thousands, except per share amounts):

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Total Intrinsic Value of Restricted Stock Vested
Outstanding at December 31, 2019	1,180	$29.51
Granted	410	$40.11
Forfeited/Canceled	(12)	$22.62
Vested	(441)	$28.94	$17,958
Outstanding at December 31, 2020	1,137	$33.63
The weighted-average grant date fair value of restricted stock granted was $40.11, $38.37 and $29.72 during the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of restricted stock vested was $18.0 million, $18.8 million and $11.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.
The fair market value of restricted stock is determined based on the closing stock price of Kforce’s common stock at the date of grant, and is amortized on a straight-line basis over the requisite service period. As of December 31, 2020, total unrecognized stock-based compensation expense related to restricted stock was $35.7 million, which will be recognized over a weighted-average remaining period of 3.3 years.
18. Commitments and Contingencies
Purchase Commitments
Kforce has various commitments to purchase goods and services in the ordinary course of business. These commitments are primarily related to software and online application licenses and hosting. As of December 31, 2020, these purchase commitments amounted to approximately $11.7 million and are expected to be paid as follows: $9.3 million in 2021; $1.5 million in 2022 and $0.3 million in years 2023, 2024 and 2025, respectively.
Letters of Credit
Kforce provides letters of credit to certain vendors in lieu of cash deposits. At December 31, 2020, Kforce had letters of credit outstanding for operating lease and insurance coverage deposits totaling $1.5 million.
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
On August 23, 2019, Kforce Inc. was served with a complaint, as amended, brought in the U.S. District Court, Middle District of Florida, Tampa Division. Maurcus Smith, Alvin Hodge and David Kortright, et al. v. Kforce Inc., Case No.: 8:19-cv-02068-CEH-CPT. The plaintiffs purport to bring claims on their own behalf and on behalf of a putative class of consumers/applicants who were the subject of consumer reports used for employment purposes for alleged violations of the Fair Credit Reporting Act of 1970, as amended, (“FCRA”), 15 U.S.C. § 1681 et seq. based upon the defendant’s purported failure to provide stand-alone FCRA disclosures and obtain valid authorizations. The plaintiffs seek statutory damages, punitive damages, costs, attorney’s fees and other relief under the FCRA. On February 10, 2020, the parties reached a preliminary settlement of the case. The Court approved the preliminary settlement on December 9, 2020 and scheduled a final fairness hearing for April 16, 2021. We believe that this matter is unlikely to have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.
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
On November 18, 2020, Kforce Inc., et al. was served with a complaint brought in the Superior Court of the State of California, San Diego County. Bernardo Buchsbaum, et al. v. Kforce Inc., et al., Case No.: 37-2020-00030994-CU-OE-CTL. The former employee purports to bring a representative action on his own behalf and on behalf of other current and former California aggrieved employees pursuant to the Private Attorneys General Act (“PAGA”) alleging violations of the California Labor Code (“Labor Code”). The purported Labor Code violations include the failure to: (i) pay all earned wages, including minimum wages and overtime wages; (ii) provide and pay proper wages for meal and rest periods; (iii) reimburse all reasonable and necessary business expenses; (iv) provide accurate itemized wage statements; and (v) provide unused vacation wages upon termination. The plaintiff seeks civil penalties, interest, attorney’s fees and costs under the Labor Code. On January 21, 2021, the Plaintiff served an amended complaint to add Kforce Flexible Solutions as a party and narrow the scope of alleged aggrieved employees to “internal” commissioned employees. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.
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
On December 24, 2020, a complaint was filed and on January 5, 2021, the complaint was served against Kforce Inc., et al. in Superior Court of the State of California, Los Angeles County. Sydney Elliott-Brand, et. al. v. Kforce Inc., et al., Case No.: 20STCV49193. On behalf of herself and a putative class of current and former commissioned employees employed by Defendants, the plaintiff purports to bring a collective action for alleged violations of the California Labor Code, §201, et seq., Industrial Welfare Commission (“IWC”) Wage Orders, and the California Business and Professions Code, §17200, et. seq, based upon the defendants’ alleged failure to: (i) pay minimum and overtime wages; (ii) timely pay all earned wages; (iii) provide meal periods and rest breaks; (iv) reimburse business expenses; (v) provide accurate itemized wage statements; and (vi) timely pay wages and vacation pay upon separation of employment; as well as associated unfair competition. The plaintiff seeks payment to recover minimum, regular, and/or overtime wages for all hours worked as required by law, meal period premiums, rest period premiums, unpaid business expenses, reasonable attorneys’ fees, cost of suit and interest, statutory penalties and liquidated damages, and also seeks an order requiring Defendants to restore and disgorge all funds acquired by means of unfair competition under the California Business and Professions Code. At this stage in the litigation it is not feasible to predict the outcome of this matter or reasonably estimate a range of loss, should a loss occur, from this proceeding.
Employment Agreements
Kforce has employment agreements with certain executives that provide for minimum compensation, salary and continuation of certain benefits for a six-month to a three-year period after their employment ends under certain circumstances. Certain of the agreements also provide for a severance payment ranging from one to three times annual salary and one-half to three times average annual bonus if such an agreement is terminated without good cause by Kforce or for good reason by the executive subject to certain post-employment restrictive covenants. At December 31, 2020, our liability would be approximately $45.0 million if, following a change in control, all of the executives under contract were terminated without good cause by the employer or if the executives resigned for good reason and $17.2 million if, in the absence of a change in control, all of the executives under contract were terminated by Kforce without good cause or if the executives resigned for good reason.
19. Quarterly Financial Data (Unaudited)
Our quarterly operating results are affected by the number of billing days in a particular quarter, the seasonality of our clients’ businesses and increased holiday and vacation days taken. In addition, we typically experience an increase in costs in the first quarter of each fiscal year as a result of certain U.S. state and federal employment tax resets, which negatively impact our gross profit and overall profitability. The results of operations for any interim period may be impacted by these factors and are not necessarily indicative of, nor comparable to, the results of operations for a full year.

The following table provides quarterly information for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31
2020
Revenue	$335,208	$343,020	$365,424	$354,048
Gross profit	94,524	97,361	103,878	100,461
Income from continuing operations	9,106	9,885	18,763	18,285
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income	$9,106	$9,885	$18,763	$18,285

Earnings per share – basic, continuing operations	$0.42	$0.48	$0.90	$0.88
Earnings per share – diluted, continuing operations	$0.42	$0.47	$0.89	$0.86
Earnings per share-basic	$0.42	$0.48	$0.90	$0.88
Earnings per share-diluted	$0.42	$0.47	$0.89	$0.86
2019
Revenue	$326,738	$338,861	$345,558	$336,230
Gross profit	93,176	101,026	102,811	98,025
Income from continuing operations	7,974	16,076	15,907	14,609
Income from discontinued operations, net of tax	18,881	58,783	(967)	(401)
Net income	$26,855	$74,859	$14,940	$14,208

Earnings per share – basic, continuing operations	$0.33	$0.67	$0.70	$0.68
Earnings per share – diluted, continuing operations	$0.32	$0.66	$0.68	$0.66
Earnings per share-basic	$1.10	$3.13	$0.66	$0.66
Earnings per share-diluted	$1.07	$3.06	$0.64	$0.64
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
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), as of the end of the period covered by this report, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that the design and operation of our Disclosure Controls were effective as of December 31, 2020 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There has not been any change in our internal controls over financial reporting identified in connection with the Evaluation that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, those controls. Further, while the majority of our employees are working remotely, we have not experienced any material impact in our internal control over financial reporting as a result of the COVID-19 pandemic. We continue to monitor for and assess any effects the COVID-19 pandemic may have on the design or operating effectiveness of our internal control over financial reporting.

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
Under the supervision and with the participation of the CEO and the CFO, Kforce’s management assessed the effectiveness of Kforce’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2020, Kforce’s internal control over financial reporting is effective based on those criteria.
Kforce’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is presented in Item 8. Financial Statements and Supplementary Data.
ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2020.
Our Commitment to Integrity applies to all of our directors, officers and employees, as well as consultants, agents and other representatives retained by Kforce and is publicly available on our website at www.kforce.com. Any amendments to, or waiver from, any provision of our Commitment to Integrity will be posted on our website at the above address.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 relating to executive compensation is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2020.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 relating to security ownership of certain beneficial owners and management, securities authorized for issuance under equity compensation plans and related stockholders matters is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2020.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 relating to certain relationships and related transactions, and director independence is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2020.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by Item 14 relating to principal accounting fees and services is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2020.

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
KFORCE INC. AND SUBSIDIARIES

SCHEDULE II
KFORCE INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SUPPLEMENTAL SCHEDULE
(IN THOUSANDS)

COLUMN A	COLUMN B		COLUMN C		COLUMN D	COLUMN E
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Accounts receivable reserves (1)	2018	$1,858	1,874	—	(932)	$2,800
	2019	$2,800	1,255	—	(1,977)	$2,078
	2020	$2,078	2,441	—	(1,315)	$3,204
Deferred tax assets valuation allowance	2018	$1,733	14	—	—	$1,747
	2019	$1,747	—	—	(1633)	$114
	2020	$114	$—	—	(114)	$—
(1) The beginning balance for 2018 was adjusted by $475 thousand due to the adoption of the revenue recognition accounting standard and the reclassification of the Direct Hire fallouts as a contract liability effective January 1, 2018.
ITEM 16.    FORM 10-K SUMMARY.
Not applicable.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-91738) filed with the SEC on April 28, 1995.

3.1a	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1b	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1c	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Registration Statement on Form S-4/A (File No. 333-111566) filed with the SEC on February 9, 2004, as amended.

3.1d	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 17, 2000.

3.1e	Articles of Amendment to Articles of Incorporation, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on March 29, 2002.

3.2	Amended & Restated Bylaws, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on April 29, 2013.

4.1	Form of Stock Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-3 (File No. 333-158086) filed with the SEC on March 18, 2009.

4.2	Description of the Company's Common Stock, par value $0.01 per share, incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 000-26058) filed with the SEC on February 21,2020.

10.1	Credit Agreement, dated May 25, 2017, between Kforce Inc. and its subsidiaries and Wells Fargo Bank, N.A. and the other lenders thereto, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on May 25, 2017.

10.2	First Amendment and Consent, dated February 28, 2019, between Kforce Inc. and its subsidiaries, Wells Fargo Bank, National Association, and the other lenders thereto, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.3*	Employment Agreement, dated as of December 31, 2006, between the Registrant and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.4*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and David L. Dunkel, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.5*	Employment Agreement, dated as of December 31, 2006, between the Registrant and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 8, 2007.

10.6*	Amendment to Employment Agreement, dated as of December 24, 2008, between Kforce Inc. and Joseph J. Liberatore, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on December 29, 2008.

10.7*	Kforce Inc. 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-188631) filed with the SEC on May 15, 2013.

10.8*	Form of Restricted Stock Award Agreement under the 2013 Stock Incentive Plan, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on October 30, 2013.

Exhibit Number	Description

10.9*	Kforce Inc. 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-211008) filed with the SEC on April 29, 2016.

10.10*	Form of Restricted Stock Award Agreement under the 2016 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.11*	Kforce Inc. 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 000-26058) filed with the SEC on April 28, 2017.

10.12*	Form of Restricted Stock Award Agreement under the 2017 Stock Incentive Plan, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.13*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and David M. Kelly, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-26058) filed with the SEC on January 3, 2013.

10.14*	Amended and Restated Kforce Inc. Directors’ Restricted Stock Unit Deferral Plan, dated November 15, 2017, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 23, 2018.

10.15*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Kye L. Mitchell, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on November 2, 2016.

10.16*	Amended and Restated Employment Agreement, dated as of January 1, 2013, between Kforce Inc. and Andrew G. Thomas, incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-26058) filed with the SEC on February 22, 2019.

10.17*	Kforce Inc. 2019 Stock Incentive Plan, incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-231073) filed with the SEC on April 26, 2019.

10.18*	Form of Restricted Stock Award Agreement under the 2019 Stock Incentive Plan incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 2, 2019.

10.19*	Kforce Inc. 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Registration Statement on Form S-8 (File No. 333-237957) filed with the SEC on May 1, 2020.

10.20*	Form of Restricted Stock Award Agreement under the 2020 Stock Incentive Plan, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q (File No. 000-26058) filed with the SEC on May 7, 2020.

21	List of Subsidiaries.

23	Consent of Deloitte & Touche LLP.

31.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Kforce Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer of Kforce Inc. pursuant to 18 U.S.C. Section 2350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial statements from the Company’s annual report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KFORCE INC.

Date: February 26, 2021	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 26, 2021	By:	/s/ DAVID L. DUNKEL
David L. Dunkel
Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2021	By:	/s/ DAVID M. KELLY
David M. Kelly
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2021	By:	/s/ JEFFREY B. HACKMAN
Jeffrey B. Hackman
Senior Vice President, Finance and Accounting
(Principal Accounting Officer)

Date: February 26, 2021	By:	/s/ CATHERINE H. CLOUDMAN
Catherine H. Cloudman
Director

Date: February 26, 2021	By:	/s/ ANN E. DUNWOODY
Ann E. Dunwoody
Director

Date: February 26, 2021	By:	/s/ MARK F. FURLONG
Mark F. Furlong
Director

Date: February 26, 2021	By:	/s/ RANDALL A. MEHL
Randall A. Mehl
Director

Date: February 26, 2021	By:	/s/ ELAINE D. ROSEN
Elaine D. Rosen
Director

Date: February 26, 2021	By:	/s/ N. JOHN SIMMONS
N. John Simmons
Director

Date: February 26, 2021	By:	/s/ RALPH E. STRUZZIERO
Ralph E. Struzziero
Director